Form 10-Q
period 2001-06-30
INERGY L P
filed 2001-09-10
CIK 1136352

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______.

                        COMMISSION FILE NUMBER: 0-32453

                                  Inergy, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                                43-1918951
        (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                Identification No.)

            1101 Walnut, Suite 1500                            64106
             Kansas City, Missouri                          (Zip code)
     (Address of principal executive offices)

                                (816) 842-8181
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

                         ______________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                                                  Yes [_] No [X]

  The following units were outstanding at September 7, 2001:
      Common Units                                1,840,000
      Senior Subordinated Units                   3,313,367
      Junior Subordinated Units                     572,542

--------------------------------------------------------------------------------

                                 INERGY, L.P.
                              INDEX TO FORM 10-Q

                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

  Item 1 -- Financial Statements of Inergy Partners, LLC:
     Consolidated Balance Sheets as of September 30, 2000 and June 30, 2001 (unaudited)                    3
     Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended June 30,
       2000 and 2001                                                                                       5
     Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
       2000 and 2001                                                                                       6
     Notes to Unaudited Consolidated Financial Statements                                                  8

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                 13

  Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                                    17

Part II -- Other Information

  Item 1 - Legal Proceedings                                                                              19

  Item 2 - Changes in securities and use of proceeds                                                      19

  Item 3 - Defaults Upon Senior Securities                                                                19

  Item 4 - Submission of Matters to a Vote of Security Holders                                            19

  Item 5 - Other information                                                                              19

  Item 6 -- Exhibits and Reports on Form 8-K                                                              19

  Signatures                                                                                              20

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                             INERGY PARTNERS, LLC
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                              September 30,               June 30,
                                                                  2000                      2001
                                                             ---------------          -----------------
                                                                                         (Unaudited)
Assets
Current assets:
 Cash                                                        $         1,373          $           2,727
 Accounts receivable, less allowance for doubtful
  accounts of $225 and $979 at September 30, 2000 and
  June 30, 2001, respectively                                         12,602                      9,766


 Inventories                                                           3,630                      4,616
 Prepaid expenses and other current assets                             1,014                      2,535
 Assets from price risk management activities                          3,580                      8,534
                                                             ---------------          -----------------
 Total current assets                                                 22,199                     28,178

Property, plant and equipment, at cost:
 Land and buildings                                                      740                      4,503
 Office furniture and equipment                                          808                      1,054
 Vehicles                                                              4,138                     11,106
 Tanks and plant equipment                                            30,283                     57,975
                                                             ---------------          -----------------
                                                                      35,969                     74,638
 Less accumulated depreciation                                        (2,533)                    (4,782)
                                                             ---------------          -----------------
Net property, plant and equipment                                     33,436                     69,856

Intangible assets:
 Covenants not to compete                                              3,228                      3,763
 Deferred financing costs                                                333                      1,998
 Deferred acquisition costs                                              460                          -
 Customer accounts                                                     3,500                     14,000
 Goodwill                                                              6,880                     32,115
                                                             ---------------          -----------------

                                                                      14,401                     51,876
 Less accumulated amortization                                        (1,246)                    (3,295)
                                                             ---------------          -----------------
Net intangible assets                                                 13,155                     48,581

Other                                                                    134                        143
                                                             ---------------          -----------------
Total assets                                                 $        68,924          $         146,758
                                                             ===============          =================

                             INERGY PARTNERS, LLC
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                              September 30,              June 30,
                                                                  2000                     2001
                                                            ----------------         ----------------
                                                                                        (Unaudited)
Liabilities and members' equity
Current liabilities:
 Accounts payable                                           $         11,502         $          8,308
 Accrued expenses                                                      3,715                    3,450
 Customer deposits                                                     1,676                    6,393
 Liabilities from price risk management activities                     2,294                    6,484
 Current portion of long-term debt (Note 3)                              605                    5,631
                                                            ----------------         ----------------
Total current liabilities                                             19,792                   30,266


Deferred income taxes                                                    942                      942


Long-term debt, less current portion (Note 3)                         34,322                   71,983

Redeemable preferred members' interest (Note 5)                       10,896                   34,413

Members' equity (Note 5):
 Class A preferred interest                                            4,892                    4,852
 Common interest                                                      (1,686)                   4,878
 Accumulated other comprehensive loss                                      -                     (400)
 Deferred compensation                                                  (234)                    (176)
                                                            ----------------         ----------------
Total members' equity                                                  2,972                    9,154
                                                            ----------------         ----------------
Total liabilities and members' equity                       $         68,924         $        146,758
                                                            ================         ================

See accompanying notes.

                             INERGY PARTNERS, LLC
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                          Three Months Ended                 Nine Months Ended
                                               June 30                            June 30
                                        2000             2001              2000              2001
                                     ---------------------------        ----------------------------
                                             (Unaudited)                         (Unaudited)
Revenue:
 Propane                             $   12,309       $   18,506        $   60,166      $    183,715
 Other                                      899            3,297             3,499             8,527
                                     ---------------------------        ----------------------------
                                         13,208           21,803            63,665           192,242

Cost of product sold                     11,976           16,375            54,030           157,800
                                     ---------------------------        ----------------------------
Gross profit                              1,232            5,428             9,635            34,442

Operating and administrative expenses     1,989            5,905             6,082            17,369
Depreciation and amortization               541            1,723             1,428             4,471
                                     ---------------------------        ----------------------------
Operating income                         (1,298)          (2,200)            2,125            12,602

Other income (expense):
 Interest expense                          (713)          (2,138)           (1,870)           (4,998)
 Gain on sale of property, plant and
  equipment                                   -               27                 -                27

 Other                                       58              149               153               394
                                     ---------------------------        ----------------------------
Income (loss) before income taxes        (1,953)          (4,162)              408             8,025

Provision for income taxes                    -                -                 -                 -
                                     ---------------------------        ----------------------------
Net income (loss)                    $   (1,953)      $   (4,162)       $      408      $      8,025
                                     ===========================        ============================


See accompanying notes.

                             INERGY PARTNERS, LLC
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                    Nine Months Ended
                                                                         June 30
                                                                   2000             2001
                                                              ------------------------------
                                                                        (Unaudited)
               Operating activities
Net income                                                       $    408           $  8,025
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for doubtful accounts                                       -                584
  Depreciation                                                        938              2,090
  Amortization                                                        503              2,381
  Gain on disposal of property, plant and
    equipment                                                           -                 27
  Net liabilities from price risk management
    activities                                                     (1,805)            (1,164)
  Deferred compensation                                                59                 58
  Changes in operating assets and liabilities, net
    of effects from acquisition of retail propane
    companies:
      Accounts receivable                                          (1,111)            15,390
      Inventories                                                   1,076              1,923
      Prepaid expenses and other current
        assets                                                       (997)            (1,446)
      Other assets                                                     (1)                (9)
      Accounts payable                                             (2,288)           (19,228)
      Accrued expenses                                              1,764               (360)
      Customer deposits                                              (615)             2,212
                                                              ------------------------------
Net cash provided by (used in) operating activities                (2,069)            10,483

               Investing activities
Acquisition of retail propane companies                            (9,389)           (56,263)
Purchases of property, plant and equipment                         (1,830)            (3,196)
Deferred financing and acquisition costs incurred                    (292)            (1,998)
Proceeds from sale of property, plant and
 equipment                                                              -                 27
                                                              ------------------------------
Net cash used in investing activities                             (11,511)           (61,430)


                             INERGY PARTNERS, LLC
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                    Nine Months Ended
                                                                         June 30
                                                                  2000              2001
                                                              ------------------------------
                                                                       (Unaudited)
          Financing activities
Proceeds from issuance of long-term debt                           29,786            108,152
Principal payments on long-term debt and
 noncompete obligations                                           (17,493)           (70,465)
Net proceeds from issuance of redeemable preferred
 members' interest                                                  1,896             16,115
Redemption of preferred stock                                          (3)               (32)
Distributions to members                                             (326)            (1,469)
                                                              ------------------------------
Net cash provided by financing activities                          13,860             52,301
                                                              ------------------------------

Net increase in cash                                                  280              1,354
Cash at beginning of period                                           152              1,373
                                                              ------------------------------

Cash at end of period                                         $       432           $  2,727
                                                              ==============================

Supplemental disclosure of cash flow information
Cash paid during the period for interest                      $     1,296           $  4,930
                                                              ==============================

Supplemental schedule of noncash investing and financing activities

Acquisitions of retail propane companies through
 the issuances of common and preferred interests              $     9,000           $  7,402
                                                              ==============================

Acquisitions of retail propane companies through
 the issuance of subordinated debt                            $        -            $  5,000

                                                              ==============================

                             INERGY PARTNERS, LLC.
                    (a subsidiary of Inergy Holdings, LLC)
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)
                                  (Unaudited)


Note 1 - Accounting Policies

Organization and Nature of Operations

  Inergy Partners, LLC (the "Company") was organized as a Delaware limited liability company on November 8, 1996. The Company terminates December 31, 2026 unless extended by agreement of its members. The Company is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes.

  The business and affairs of the Company are conducted by the voting members of the Company holding the majority of the common member interests. Under the terms of the operating agreement, neither the members nor the managers of the Company are liable for any debt, obligations or liabilities of the Company, other than certain guarantees described in Note 2. In addition, the liability of each member to third parties is limited to the amount of the member's capital contribution. The Company has two classes of members' interests--common and Class A preferred.

  Inergy, L. P. (the "Partnership") was formed March 7, 2001, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of the Company and its subsidiary, Inergy Propane, LLC upon consummation of an initial public offering of common units of the Partnership as a Master Limited Partnership which was completed on July 31, 2001. These financial statements of Inergy Partners, LLC should be read in conjunction with the audited financial statements for the year ended September 30, 2000 included in the Registration Statement on Form S-1 of Inergy, LP, filed with the Securities and Exchange Commission (File No. 333-56976) and declared effective on July 25, 2001.

Principles of Consolidation

  The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Inergy Propane, LLC ("Inergy Propane"), Wilson Oil Company of Johnston County, Inc. ("Wilson") and Rolesville Gas & Oil Company, Inc. ("Rolesville"). All significant intercompany accounts and transactions have been eliminated. The Company is a 98.5%-owned subsidiary of Inergy Holdings, LLC (Holdings), and all operations of Holdings are conducted through the Company and its subsidiaries.

Unaudited Financial Information

  The financial information as of June 30, 2001 and for the three and nine-month periods ended June 30, 2001 and 2000 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the nine-month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year.

Accounting for Price Risk Management

  The Company, through its wholesale operations, offers price risk management services to its customers and, in addition, trades for its own account. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, inclusive of reserves, and are shown in the consolidated balance sheet as assets and liabilities from price risk management activities. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements are recognized as cost of sales. Changes in the assets and liabilities from trading and price risk management activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the- counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

  The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statement of cash flows.

Revenue Recognition

  Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Note 2 - Long-Term Debt

  Long-term debt consisted of the following:

                                                   September 30,                June 30,
                                                       2000                       2001
                                                 ----------------           ----------------
                                                                               (Unaudited)
Credit agreement                                 $         33,250           $         71,477

Obligations under noncompetition agreements                 1,625                      1,137
Subordinated debt issued to sellers of
 acquired business                                             --                      5,000
Other                                                          52                         --
                                                 ----------------           ----------------
                                                           34,927                     77,614
Less current portion                                          605                      5,631
                                                 ----------------           ----------------
                                                 $         34,322           $         71,983
                                                 ================           ================


  On January 12, 2001, the Company and its lenders amended the Company's credit agreement under which $33,250 was outstanding as of September 30, 2000. The amended credit agreement extended the maturity date of borrowings under the facilities from June 22, 2001 to January 10, 2004. In addition, the credit agreement provides for total available borrowings of $96,000 under three separate credit facilities. Borrowings under the revolving credit facility are ultimately due on January 10, 2004 and require quarterly interest payments, which began on March 31, 2001. The other two credit facilities, which were principally used to finance the Hoosier Propane Group acquisition, require quarterly principal and interest payments that began March 31, 2001. The Company also issued a $5,000 subordinated note payable to the former owners of the Hoosier Propane Group in connection with this acquisition.

  At June 30, 2001, borrowings under the working capital lines of credit and the acquisition line of credit were $2,977 and $68,500, respectively. At September 30, 2000, borrowings under the working capital lines of credit and the acquisition line of credit were $4,900 and $28,350, respectively. The prime rate and LIBOR plus the applicable spreads were 8.25% and 7.09%, respectively, at June 30, 2001. The prime rate and LIBOR plus the applicable spreads were 9.5% and 9.37% to 9.93%, respectively, at September 30, 2000. Unused borrowings under the credit agreement amounted to $24,523 and $7,750 at June 30, 2001 and September 30, 2000, respectively.

  On July 25, 2001, immediately following the initial public offering of Inergy, L.P., Inergy Propane, LLC entered into a $100 million amended and restated senior secured credit facility with First Union National Bank and other lenders. The credit facility has a term of three years and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC. At September 6, 2001, the balance outstanding under this new credit facility was $50,562, including $11,562 under the working capital facility.

  At June 30, 2001, we had floating rate obligations totaling approximately $71.5 million for amounts borrowed under our revolving line of credit and long-term debt. We entered into interest rate hedging agreements in the form of interest rate swaps that provided us with a fixed rate of approximately 7.5% on $25,000 of these obligations at June 30, 2001, which is recorded as a liability and accumulated other comprehensive income charge in the accompanying balance
sheet.   As of June 30, 2001, the fair value of these fixed rate obligations was approximately $400 greater than the recorded amount. The remaining floating rate obligations of $46.5 million expose us to the risk of increased interest expense in the event of increases in short-term interest rates. In July 2001, $34,300 of the proceeds received from the initial public offering were used to repay long-term debt, including the $25,000 of long-term debt subject to the interest rate swap agreements. Subsequent to June 30, 2001 but immediately prior to the closing of the initial public offering in July 2001, we terminated the interest rate hedging agreements related to the long-term debt being repaid.

  The termination of the interest rate swaps as discussed above will result in an interest expense charge of $507 in the fourth quarter of fiscal 2001.

Note 3 - Comprehensive Income

    Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income is as follows:

                                               Three Months Ended                             Nine Months Ended
                                     --------------------------------------        --------------------------------------
                                      June 30, 2000          June 30, 2001          June 30, 2000          June 30, 2001
                                     ---------------        ---------------        ---------------        ---------------
                                       (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
 Net income (loss)                           $(1,953)               $(4,163)                 $(408)                $8,025

 Other comprehensive income (loss):
  Unrealized loss on interest rate
   swap cash flow                                 --                   (400)                    --                   (400)
                                     ---------------        ---------------        ---------------        ---------------
 Comprehensive net loss                      $(1,953)               $(4,563)                 $(408)                $7,625
                                     ===============        ===============        ===============        ===============

Note 4 - Segments

  The Company's financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. The Company's retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations, which originated in April 1999, provide marketing and distribution services to other resellers of propane, including the Company's retail operations. The Company's President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales from the wholesale segment to the retail segment have been eliminated.

  The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheet, is related to the wholesale trading activities and is specifically reviewed by the CODM. Capital expenditures, reported as purchases of property, plant and equipment in the accompanying statements of cash flows, substantially all relate to the retail sales segment. The Company does not report property, plant and equipment, intangible assets, and depreciation and amortization by segment to the CODM.

Revenues, gross profit and identifiable assets for each of the Company's reportable segments are presented below.

                                           Nine Months Ended                                              Nine Months Ended
                                             June 30, 2001                                                  June 30, 2000
                  ---------------------------------------------------------------------------------------------------------------
                                              (Unaudited)                                                    (Unaudited)
                                  Wholesale                                                  Wholesale
                  Retail Sales      Sales         Intersegment               Retail Sales      Sales       Intersegment
                   Operations     Operations      Eliminations     Total      Operations     Operations    Eliminations   Total
                   ----------     ----------      ------------     -----      ----------     ----------    ------------   -----
  Revenues           $63,326       $162,928         $(34,012)    $192,242        $17,283       $52,792        $(6,410)   $63,665
  Gross profit        28,859          7,926           (2,343)      34,442          8,756         1,599           (720)     9,635

  Identifiable
   assets              7,657          6,733               (8)      14,382          4,294        14,158         (6,645)    11,807


                                          Three Months Ended                                            Three Months Ended
                                            June 30, 2001                                                  June 30, 2000
                  ----------------------------------------------------------------------------------------------------------------
                                             (Unaudited)                                                    (Unaudited)
                                      Wholesale                                                 Wholesale
                     Retail Sales       Sales        Intersegment             Retail Sales       Sales       Intersegment
                      Operations     Operations      Eliminations     Total    Operations      Operations    Eliminations    Total
                      ----------     ----------      ------------     -----    ----------      ----------    ------------    -----
  Revenues              $9,839        $19,305          $(7,341)      $21,803      $2,299         $11,951        $(1,040)   $13,208
  Gross profit           4,607          1,125             (304)        5,428       1,093             290           (151)     1,232

Note 5 - Hoosier Propane Group Acquisition and Related Financing

  During January 2001, the Company issued Class A preferred interests to new and existing members for total proceeds of $15,000. The preferred interests were issued to facilitate the refinancing of the Company's credit facilities described in Note 3 on a long-term basis and complete the acquisition discussed below. Further, as discussed in Note 3, the Company negotiated an amended credit facility in January 2001.

  In connection with this issuance of Class A preferred interests, the Company issued a warrant to one of the investors to acquire an additional $2,000 of Class A preferred interests. The warrant was exercisable immediately and would have expired on March 31, 2001 if unexercised. The Company was required to approve the exercise of greater than $1,500 of the warrant and had the ability to require the exercise of the warrant. In March 2001, the investor exercised the warrant for $1,500.

  These preferred interests were automatically converted into senior subordinated units of the MLP in connection with the initial public offering. The conversion rates were determined as of the issuance date based on negotiations between the Company and the third party investors and were derived by multiplying the recorded value of each party's preferred interest by a multiple of 1.4 and dividing the resulting total by the $22 unit price in the offering. The beneficial conversion feature that was present in these preferred interest issuances valued at $6.6 million will be recognized in a manner consistent with that described in Note 6.

  On January 12, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Investors 300, Inc., Domex, Inc. and L&L Leasing, Inc., three companies owned by a common group of shareholders (referred to as the Hoosier Propane Group). The acquisition was effective January 1, 2001 and the Company's results of operations for the nine month period ended June 30, 2001 include the Hoosier Propane Group operating results from the effective date. The Hoosier Propane Group is involved in the sale and transportation of propane to local customer bases throughout the United States. The purchase price of approximately $74 million consisted of cash payments of approximately $55.4 million funded by the issuance of long-term debt and Class A preferred interests discussed above, acquisition costs of $0.6 million, Class A preferred interest issued to certain former owners of the Hoosier Propane Group totaling $7.4 million, subordinated debentures issued to the Hoosier Propane Group shareholders totaling $5.0 million, and $5.6 million of liabilities assumed. This acquisition was accounted for using the purchase method of accounting.

  The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed October 1, 1999 and 2000, the beginning of the 2000 and 2001 fiscal years. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill and customer accounts amortization and income taxes, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 1999 and 2000 or that will be obtained in the future.

                                                                 Nine month period ended
                                                                        June 30,
                                                             -------------------------------
                                                                  2000              2001
                                                             -------------------------------
                   Sales                                        $123,546          $223,783
                   Net income                                      4,359            11,154


Note 6 - Initial Public Offering of Common Units

  Inergy, L.P. (the "Partnership") was formed March 7, 2001, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of the Company. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership's activities will be conducted through a subsidiary operating company, Inergy Propane, LLC (the "Operating Company").

  On July 31, 2001, the Partnership completed an initial public offering of 1,840,000 common units, which represent limited partner interests in the
Partnership, to the public at an offering price of $22.00 per unit.    In
addition, 1,306,911 senior subordinated units and 572,542 junior subordinated units, representing additional limited partner interests in the Partnership, were concurrently issued to an affiliate of Holdings for the benefit of holders of the common interest of the Company and certain Class A preferred interests of the Company. Pursuant to the terms of certain of the Class A Preferred interest agreements, in the event of an initial public offering, these interests would automatically convert into senior subordinated units of a master limited partnership. As such, an additional 2,006,456 senior subordinated units were issued to holders of the remaining Class A preferred interests of the Company. Further, a 2% general partner interest in the Partnership and the Operating Company, on a combined basis, was issued to an affiliate of Holdings. Certain of the Class A Preferred interests of the Company, aggregating $18,115 at June 30, 2001, contained conversion terms that were more advantageous than the terms of the other preferred interests issued by the Company, converting at a rate of
2.25 to 1 on $2,000 and 1.4 to 1 on $16,115, compared to other preferred interest which converted at a rate of 1 to 1. These beneficial conversion terms will result in Inergy, L.P. recognizing a decrease in common unit capital of $8.6 million with a corresponding increase in senior subordinated unit capital in the fourth quarter of fiscal 2001. Net income available to common unitholders for the fourth quarter and year ended September 30, 2001 will be decreased by $8.6 million while net income attributable to senior subordinated unitholders will be increased by the same amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Inergy Partners, LLC should be read in conjunction with the accompanying condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registration Statement of Inergy, L.P. on Form S-1 declared effective by the Securities Exchange Commission on July 25, 2001.

  Inergy, L.P. (the "Partnership") was formed March 7, 2001, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of the Company. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership's activities will be conducted through a subsidiary operating company, Inergy Propane, LLC (the "Operating Company").

  On July 31, 2001, the Partnership completed an initial public offering of its common units, which represent limited partner interests in the Partnership, to the public and concurrently issued subordinated units representing additional limited partner interests in the Partnership to an affiliate of Holdings and to Class A preferred interest holders of the Company, and a 2% general partner interest in the Partnership and the Operating Company, on a combined basis, to an affiliate of Holdings. Upon the closing of the initial public offering, the Partnership issued 1,840,000 common units at an offering price of $22.00 per unit.

  The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words "may", "believes", "expects", "anticipates" or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in the Company's area of operations; market price of propane; availability of financing changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings. For those statements, The Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Volume. During the three months ended June 30, 2001, Inergy Partners sold 5.2 million retail gallons of propane, an increase of 3.8 million gallons, or 271%, from the 1.4 million retail gallons sold during the same three month period in 2000. The increase in retail sales volume was principally due to the May 2000 acquisition of Country Gas (0.7 million gallons in 2001) and the January 2001 acquisition of Hoosier Propane Group (2.8 million gallons in 2001). In addition, internal growth resulted in increased sales of approximately 0.3 million gallons.

  Wholesale gallon sales increased 5.2 million gallons, or 22%, to 28.5 million gallons in the three months ended June 30, 2001 from 23.3 million gallons in the same three month period in 2000. Approximately 3.8 million gallons of this increase was attributable to the acquisition of the Hoosier Propane Group with the balance of the increase attributable to the growth of our existing wholesale operations.

  Revenues. Revenues in the three months ended June 30, 2001 were $21.8 million, an increase of $8.6 million, or 65%, from $13.2 million of revenues in the same three month period in 2000.

  Revenues from retail propane sales were $6.5 million in the three months ended June 30, 2001, an increase of $5.1 million, or 367%, from $1.4 million for the same three month period in 2000. This increase was attributable to the acquisitions of Country Gas ($1.1 million) and the Hoosier Propane Group ($3.0 million), higher sales prices ($0.3 million) with the remaining increase ($0.7 million) due to volume increases due primarily to our growth. Other retail revenues increased approximately $2.4 million, or 267%, from $0.9 million in the three month period June 30, 2000 to $3.3 million in the same three month period in 2001. These revenues consist of tank rentals, heating oil sales, appliance sales and service.

  Revenues from wholesale sales were $12.0 million (after elimination of sales to our retail operations) in the three months ended June 30, 2001, an increase of $1.1 million, or 10%, from $10.9 million for the same three month period in 2000.

Approximately $2.2 million of this increase was attributable to the acquisition of the Hoosier Propane Group, approximately $0.8 million was attributable to the growth of our wholesale operations both of which were partially offset by approximately $1.9 million due to decreased selling prices.

  Cost of Product Sold. Cost of product sold in the three months ended June 30, 2001 was $16.4 million, an increase of $4.4 million, or 37%, over cost of product sold of $12.0 million in the same three month period in 2000. This increase was attributable to the increases in retail and wholesale propane volumes and other product costs (approximately $5.3 million) offset by a decrease in the average cost of propane (approximately $0.9 million).

  Gross Profit. Retail gross profit was $4.6 million in the three months ended June 30, 2001 compared to $1.1 million in the three months ended June 30, 2000, an increase of $3.5 million, or 322%. Wholesale gross profit was $0.8 million (after elimination of gross profit attributable to our retail operations) in the three months ended June 30, 2001 compared to $0.1 million in the same three month period in 2000, an increase of $0.7 million. These increases were attributable to higher retail and wholesale volumes, an increase in margin per gallon and gross profits from the transportation business acquired in the Hoosier Propane Group acquisition. The increase in margin per gallon was attributable to our ability to maintain higher retail prices during periods of decreasing market prices.

  Operating and Administrative Expenses. Operating and administrative expenses increased $3.9 million, or 197%, to $5.9 million in the three month period ended June 30, 2001 as compared to $2.0 million in the same period in 2000. Approximately $0.5 million of this increase was attributable to the Country Gas acquisition and approximately $2.1 million of the increase resulted from the Hoosier Propane Group acquisition. The balance of the increase, approximately $1.3 million, was primarily attributable to increased personnel costs associated with (i) the growth of the company and (ii) the completion of the initial public offering of Inergy, L.P. in July, 2001.

  Depreciation and Amortization. Depreciation and amortization increased $1.2 million, or 218%, to $1.7 million in the three months ended June 30, 2001 from $0.5 million in the same three month period in 2000 primarily as a result of the Country Gas and the Hoosier Propane Group acquisitions, which included property, plant and equipment and intangible assets of approximately $87.1 million.

  Net Loss. Net loss increased $2.2 million, or 113%, to $4.2 million in the three months ended June 30, 2001 from $2.0 million in the same three month period in 2000. This increase in net loss was attributable to the increases in operating and administrative expenses, depreciation and amortization and an increase in interest expense as a result of higher average outstanding borrowings associated with the acquisitions, partially offset by the increase in gross profit.

  EBITDA. In the three months ended June 30, 2001, the loss before interest, taxes, depreciation and amortization was $0.3 million compared to a loss of $0.7 million in the same period of fiscal 2000. The decrease was attributable to increased sales volumes and margins per gallon partially offset by an increase in operating expenses.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

  Volume. During the nine months ended June 30, 2001, Inergy Partners sold 39.2 million retail gallons of propane, an increase of 25.7 million gallons, or 190%, from the 13.5 million retail gallons sold during the same nine month period in 2000. The increase in retail sales volume was principally due to the acquisitions of Country Gas (7.8 million gallons) and the Hoosier Propane Group (12.5 million gallons). In addition, internal growth and the fact that the nine months ended June 30, 2001 were approximately 16% colder than the nine months ended June 30, 2000 and only approximately 1% warmer than normal in our retail areas of operation resulted in increased sales of approximately 5.4 million gallons.

  Wholesale gallon sales increased 84.9 million gallons, or 81%, to 190.3 million gallons in the nine months ended June 30, 2001 from 105.4 million gallons in the same nine month period in 2000. Approximately 62.9 million gallons of this increase was attributable to the growth of our wholesale operations, which were initiated in April 1999, and colder weather in our wholesale areas of operation, with the balance of the increase (approximately
22.0 million gallons) attributable to the acquisition of the Hoosier Propane Group.

  Revenues. Revenues in the nine months ended June 30, 2001 were $192.2 million, an increase of $128.5 million, or 202%, from $63.7 million of revenues in the same nine month period in 2000.

  Revenues from retail propane sales were $54.8 million in the nine months ended June 30, 2001, an increase of $41.0 million, or 298%, from $13.8 million for the same nine month period in 2000. This increase was attributable to the acquisitions of Country Gas ($10.6 million) and the Hoosier Propane Group ($16.6 million), higher sales prices ($6.3 million) with the remaining increase ($7.5 million) due to volume increases as a result of growth and colder weather in our retail areas of operations. Other retail revenues increased approximately $5.0 million, or 144%, to $8.5million in the nine months ended June 30, 2001 from $3.5 million in the same nine month period in 2000. These revenues consist of transportation revenues, tank rentals, heating oil sales, appliance sales and service with the increase attributable to the acquisitions of Country Gas and the Hoosier Propane Group.

  Revenues from wholesale sales were $128.9 million (after elimination of sales to our retail operations) in the nine months ended June 30, 2001, an increase of $82.5 million, or 178%, from $46.4 million for the same nine month period in 2000. Approximately $17.8 million of this increase was attributable to the acquisition of the Hoosier Propane Group, approximately $37.4 million resulted from increased selling prices and the remaining $27.3 million increase was attributable to the growth of our wholesale operations as described above and colder weather in our wholesale areas of operations.

  Cost of Product Sold. Cost of product sold in the nine months ended June 30, 2001 was $157.8 million, an increase of $103.8 million, or 192%, over cost of product sold of $54.0 million in the same nine month period in 2000. This increase was primarily attributable to both a significant increase in retail and wholesale propane volumes and other product costs (approximately $50.8 million) and a significant increase in the average cost of propane (approximately $53.0 million).

  Gross Profit. Retail gross profit was $28.9 million in the nine months ended June 30, 2001 compared to $8.8 million in the nine months ended June 30, 2000, an increase of $20.1 million, or 230%. Wholesale gross profit was $5.6 million (after elimination of gross profit attributable to our retail operations) in the nine months ended June 30, 2001 compared to $0.9 million in the same nine-month period in 2000, an increase of $4.7 million. These increases were primarily attributable to higher retail and wholesale volumes, an increase in margin per gallon, and gross profit from transportation. The increase in margin per gallon was attributable to our ability to increase retail prices during periods of rising market prices while effectively controlling product costs.

  Operating and Administrative Expenses. Operating and administrative expenses increased $11.3 million, or 186%, to $17.4 million in the nine month period ended June 30, 2001 as compared to $6.1 million in the same period in 2000. Approximately $2.2 million of this increase was attributable to the Country Gas acquisition and approximately $5.1 million of the increase resulted from the Hoosier Propane Group acquisition. In addition, approximately $3.1 million of the increase was primarily a result of increased personnel costs including performance incentives accrued as a result of the increased profitability of the nine months ended June 30, 2001 with the remaining increase primarily attributable to higher vehicle fuel and maintenance costs as a result of the increased retail volumes.

  Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 213%, to $4.5 million in the nine months ended June 30, 2001 from $1.4 million in the same nine-month period in 2000 primarily as a result of the Country Gas and the Hoosier Propane Group acquisitions, which included property, plant and equipment and intangible assets of approximately $87.1 million.

  Net Income. Net income increased $7.6 million, to $8.0 million in the nine months ended June 30, 2001 from $0.4 million in the same nine month period in 2000. This increase in net income was attributable to the effects of significant volume increases whereby increases in gross profit exceeded the increases in operating and administrative expenses, depreciation and amortization, and interest expense discussed above.

  EBITDA. EBITDA increased $13.8 million, or 372%, to $17.5 million in the nine months ended June 30, 2001 from $3.7 million in the same nine-month period in 2000. This increase was attributable to significantly increased volumes and margin per gallon associated with our retail and wholesale sales partially offset by increased operating and administrative expenses.

Liquidity and Capital Resources

  Cash provided by operating activities was $10.5 million in the nine months ended June 30, 2001 compared to cash used in operating activities of $2.1 million in the same fiscal 2000 period. The increase in cash provided by operating activities is attributable to our improved operating results in the 2001 period over the 2000 period. Net income increased to $8.0 million for the nine months ended June 30, 2001 from $0.4 million for the same fiscal 2000 period due to the effects of the acquisitions completed in fiscal 2000 and 2001 and the colder weather in the 2001 period. Depreciation and amortization increased to $4.5 million in the nine months ended June 30, 2001 from $1.4 million in the same fiscal 2000 period due to the effects of acquisitions, particularly the Hoosier Propane Group acquisition completed in January 2001. The change in operating assets and liabilities, including net liabilities from price risk management activities, required a use of cash amounting to $2.7 million in the nine months ended June 30, 2001 and $4.0 million in the same fiscal 2000 period.

  Cash used in investing activities was $61.4 million in the nine months ended June 30, 2001 compared to $11.5 million in the same fiscal 2000 period. The 2001 period included $56.2 million of cash used for acquisitions and $3.2 million used for maintenance and growth capital expenditures. In addition, the 2001 period included a use of $2.0 million for payment of deferred financing costs.

  Cash provided by financing activities of $52.3 million in the nine months ended June 30, 2001 and $13.9 million in the same period in fiscal 2000 related to issuances of long-term debt and redeemable preferred members' interests was used to finance acquisitions, working capital and capital expenditures during these periods.

  At June 30, 2001, we had goodwill of $32.1 million, representing approximately 21.9% of total assets. This goodwill is primarily attributable to our acquisitions of the Hoosier Propane Group and Country Gas. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

Description of Credit Facility

  On July 25, 2001, immediately following the initial public offering of Inergy, L.P., Inergy Propane, LLC entered into a $100 million amended and restated senior secured credit facility with First Union National Bank and other lenders. The credit facility has a term of three years and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC. At September 6, 2001, the balance outstanding under the credit facility was $50.6 million, including $11.6 million under the working capital facility.

Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to reviews for impairment on a periodic basis. We expect to adopt SFAS No. 142 effective October 1, 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2001, we had floating rate obligations totaling approximately $71.5 million for amounts borrowed under our revolving line of credit and long- term debt. We entered into interest rate hedging agreements in the form of interest rate swaps that provided us with a fixed rate of approximately 7.5% on $25,000 of these obligations at June 30, 2001, which is recorded as a liability and accumulated other comprehensive income charge in the accompanying balance sheet. As of June 30, 2001, the fair value of these fixed rate obligations was approximately $400 greater than the recorded amount. The remaining floating rate obligations of $46.5 million expose us to the risk of increased interest expense in the event of increases in short-term interest rates. In July 2001, $35,100 of the proceeds received from the initial public offering were used to repay long-term debt, including the $25,000 of long-term debt subject to the interest rate swap agreements. Subsequent to June 30, 2001 but immediately prior to the closing of the initial public offering in July 2001, we terminated the interest rate hedging agreements related to the long-term debt being repaid.

  The termination of the interest rate swaps as discussed above will result in an interest expense charge of $507 in the fourth quarter of fiscal 2001.

Propane Price Risk

  The propane industry is a "margin-based" business in which gross profits depend on the excess of sales prices over supply costs. As a result, our profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, we may not be able to pass on these increases to our customers through retail or wholesale prices. Propane is a commodity and the price we pay for it can fluctuate significantly in response to supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce our gross profits and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

  We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time, which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

Trading Activities

  Through our wholesale operations, we offer price risk management services to energy related businesses through a variety of financial and other instruments, including forward contracts involving physical delivery of propane. In addition, we manage our own trading portfolio using forward, physical and futures contracts. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions. The price risk management services are offered to propane retailers and other related businesses through a variety of financial and other instruments including forward contracts involving physical delivery of propane, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane, options and other contractual arrangements. We have recorded our trading activities at fair value in accordance with Emerging Issues Task Force Issue EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF No. 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Notional Amounts and Terms

  The notional amounts and terms of these financial instruments at June 30, 2001 and September 30, 2000 include fixed price payor for 1.4 million and 1.5 million barrels, respectively and fixed price receiver for 1.6 million and 1.5 million barrels, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

  The fair value of the financial instruments related to price risk management activities as of June 30, 2001 and September 30, 2000 was assets of $8,534 and $3,580, respectively and liabilities of $6,484 and $2,294, respectively related to propane. All intercompany transactions have been appropriately eliminated.

Market and Credit Risk

  Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities, as of June 30, 2001 and September 30, 2000 were energy marketers.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
          Initial Public Offering

            On July 31, 2001, we completed the sale of 1,840,000 common units, including the underwriters over-allotment option of 240,000 units, at an initial public offering price of $22.00 per unit, pursuant to a Registration Statement on Form S-1 (Registration No. 333-56976), which was declared effective by the Securities and Exchange Commission on July 25, 2001. The managing underwriters of our initial public offering were A.G. Edwards & Sons, Inc., First Union Securities, Inc., and Raymond James.

            The aggregate gross proceeds raised in the offering were approximately $40.5 million. Our total expenses in connection with the offering were approximately $6.2 million, of which $2.8 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $3.4 million was for other expenses. Our net proceeds from the offering were approximately $34.3 million. We used $5.0 million of the net proceeds of this offering to repay our subordinated debt in full and $29.3 million to repay a portion of our borrowings under our bank credit facility.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             None

         (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INERGY, L.P.



     Date: September 10, 2001   By: /s/ R. Brooks Sherman Jr.
                                    -------------------------
                                    R. Brooks Sherman Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)