Form 10-K405
period 2001-09-30
INERGY L P
filed 2001-12-28
CIK 1136352

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended September 30, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to _________________.

                       Commission file number: 000-32453

                                 INERGY, L.P.
            (Exact name of registrant as specified in its charter)

                  Delaware                                      43-1918951
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             1101 Walnut, Suite 1500, Kansas City, Missouri  64106
           (Address of principal executive offices)       (Zip Code)

                                (816) 842-8181
                        (Registrant's telephone number)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

        Title of Each Class        Name of Each Exchange on Which Registered
        -------------------        -----------------------------------------
               None                                   N/A

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
            Common Units representing limited partnership interests
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 2,174,644 common units of the issuer held by non-affiliates computed by reference to the $27.00 closing prices of such common units on December 27, 2001, is $58,715,388. As of December 27, 2001, the registrant had 2,599,620 common units outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

                         GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

 .    Throughout this report,

     (1) when we use the terms "we," "us," "our Company", "the Partnership" or "Inergy, L.P.," we are referring either to Inergy, L.P., itself, or to Inergy, L.P. and its operating subsidiaries collectively, as the context requires, and

     (2) when we use the term "our predecessor," we are referring to Inergy Partners, LLC, the entity that conducted the business that was transferred to us at the July, 2001 closing of our initial public offering. Inergy, L.P. was formed as a Delaware limited partnership on March 7, 2001 and had no operations until that closing. Our predecessor commenced operations in November 1996. The discussion of our business throughout this report relates to the business operations of us and our predecessor.

 .    We have a managing general partner and a non-managing general partner. Our managing general partner is responsible for the management of our partnership and its operations are governed by a board of directors. Our managing general partner does not have rights to allocations or distributions from our partnership and will not receive a management fee, but it will be reimbursed for expenses incurred on our behalf. Our non-managing general partner owns a 2% non-managing general partner interest in our partnership. Generally, we refer to each general partner as managing or non-managing, as the case may be. We collectively refer to our managing general partner and our non-managing general partner as our "general partners."

                                 INERGY, L.P.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                               PART I                                             Page
                                                                                                  ----
Item     1.    Business..............................................................               1
Item     2.    Properties............................................................              11
Item     3.    Legal Proceedings.....................................................              11
Item     4.    Submission of Matters to a Vote of Security Holders...................              12

                                              PART II

Item     5.    Market for the Registrant's Units and Related Unitholder Matters......              12
Item     6.    Selected Historical Consolidated Financial and Operating Data.........              13
Item     7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................              14
Item     7A.   Quantitative and Qualitative Disclosures about Market Risk............              23
Item     8.    Financial Statements and Supplementary Data...........................              24
Item     9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..................................................              24

                                              PART III

Item    10.    Directors and Executive Officers of the Registrant....................              24
Item    11.    Executive Compensation................................................              27
Item    12.    Security Ownership of Certain Beneficial Owners and Management........              35
Item    13.    Certain Relationships and Related Transactions........................              37

                                              PART IV

Item    14.    Exhibits, Financial Statements, Financial Statement Schedules and
               Reports on Form 8-K...................................................              40
               Signatures............................................................              44

                                    PART I
                                    ------

Item 1. Business.
------  --------

Recent Developments

     As discussed in Item 7 and Item 8 and other areas within this Form 10-K and has been previously announced, we acquired the assets of two retail propane distributors subsequent to September 30, 2001. In November, 2001 we acquired the assets of Pro Gas Companies of Michigan with headquarters in Muskegon, Michigan. In December 2001, through an affiliate of our Managing General Partner, we acquired the assets of Independent Propane Company, Inc. with headquarters in Irving, Texas. In addition, in December, 2001 we amended our credit facility in order to facilitate the Independent Propane Company acquisition. The amount available under the credit facility increased from $100 million to $195 million and at December 26, 2001 there was $144 million outstanding under this facility. In addition, we issued 759,620 common units in December 2001 in conjunction with the Independent Propane Company acquisition.

     Unless required and specifically indicated otherwise, all information in this Form 10-K relates to the operations of Inergy, L.P. at or prior to September 30, 2001 and does not include the assets or operations of the acquisitions subsequent to September 30, 2001.

General

     We own and operate a rapidly growing retail and wholesale propane marketing and distribution business. Since our predecessor's inception in November 1996 and through September 30, 2001, we acquired eleven propane companies for an aggregate purchase price of approximately $120 million, including assumed liabilities and acquisition costs. For the fiscal year ended September 30, 2001, we sold approximately 46.8 million gallons of propane to retail customers and approximately 238.6 million gallons of propane to wholesale customers.

     Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products under four regional brand names: Bradley Propane, Country Gas, Hoosier Propane, and McCracken. We serve approximately 71,000 retail customers in Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Tennessee, Virginia and Wisconsin from 30 customer service centers which have an aggregate of approximately 1.8 million gallons of above-ground propane storage capacity. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers and multistate marketers and, to a lesser extent, selling propane as a standby fuel to industrial end users. We currently provide wholesale supply and distribution services to approximately 350 customers in 24 states, primarily in the Midwest and Southeast.

     We have grown primarily through acquisitions of propane operations and, to a lesser extent, through internal growth. Since our initial acquisition of McCracken Oil & Propane Company in 1996 and through September 30, 2001, we completed ten additional acquisitions in North Carolina, Tennessee, Illinois and Indiana. The following chart sets forth information about each company we acquired through September 30, 2001:

    Acquisition Date                           Company (1)                                       Location
    ----------------                           -----------                                       --------
November 1996              McCracken Oil & Propane Company, LLC                           Wake Forest, NC

December 1998              Wilson Oil Company of Johnston County, Inc.                    Wilson's Mills, NC

December 1998              Ernie Lee Oil & LP Gas, LLC                                    Raleigh, NC

May 1999                   Langston Gas & Oil Co., Inc.                                   Four Oaks, NC

July 1999                  Castleberry' s, Inc.                                           Smithfield, NC

August 1999                Rolesville Gas & Oil Company, Inc.                             Raleigh, NC

October 1999               Bradley Propane, Inc.                                          Chattanooga, TN

November 1999              Butane-Propane Gas Company of Tenn., Inc.                      Marion, TN

June 2000                  Country Gas Company, Inc.                                      Crystal Lake, IL

November 2000              Bear-Man Propane                                               Hixson, TN

January 2001               Hoosier Propane Group                                          Kendallville, IN

_____________________

(1)  Name of acquired company as of acquisition date.

Industry Background and Competition

     Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our customer service centers and other distribution areas and then to tanks located on our customers' premises. Retail propane falls into three broad categories: residential, industrial and commercial and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

     Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed.

     The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 70-75% of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

     According to the American Petroleum Institute, the domestic retail market for propane is approximately 11.2 billion gallons annually. This represents approximately 5% of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent than propane and natural gas, primarily because of the cost of converting to fuel oil. The costs associated with switching from appliances that use fuel oil to appliances that use propane are a significant barrier to switching. By contrast, natural gas can generally be substituted for propane in appliances designed to use propane as a principal fuel source.

     In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the ten largest retailers account for less than 37% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

     The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. We believe that our safety programs, policies and procedures are more comprehensive than many of our smaller, independent competitors and give us a competitive advantage over such retailers. We also believe that our service capabilities and customer responsiveness differentiate us from many of these smaller competitors. Our employees are on call 24-hours and seven-days-a-week for emergency repairs and deliveries.

     The wholesale propane business is highly competitive. Our competitors in the wholesale business include producers and independent regional wholesalers. We believe that our wholesale supply and distribution business provides us with a stronger regional presence and a reasonably secure, efficient supply base, and positions us well for expansion through acquisitions or start-up operations in new markets.

     Retail propane distributors typically price retail usage based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their operating margins by passing costs through to customers, thus insulating themselves from volatility in wholesale propane prices. During periods of sudden price increases in propane at the wholesale level costs, distributors may be unable or unwilling to pass entire cost increases through to customers. In these cases, significant decreases in per gallon margins may result.

     The propane distribution industry is characterized by a large number of relatively small, independently owned and operated local distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation, and we, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. We expect this acquisition market to continue for the foreseeable future.

Competitive Strengths

     We believe that we are well-positioned to compete in the propane industry. Our competitive strengths include:

Proven Acquisition Expertise

     Since our predecessor's inception and through September 30, 2001, we have acquired and successfully integrated eleven propane companies with an aggregate purchase price of approximately $120 million, including five propane distributors since September 1999. Our executive officers and key employees, who average more than 15 years experience in the propane industry, have developed business relationships with retail propane owners and businesses throughout the United States. These significant industry contacts have enabled us to negotiate all of our acquisitions on an exclusive basis. This acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

     . businesses in geographical areas experiencing higher-than-average population growth;

     . established names with local reputations for customer service and reliability;

     .  high concentration of propane sales to residential customers; and

     .  the retention of key employees in acquired businesses.

Internal Growth

     We consistently promote internal growth in our retail operations through a combination of marketing programs and employee incentives. We enjoy strong relationships with builders, mortgage companies and real estate agents which enable us to access customers as new residences are built. We also provide various financial incentives for customers who sign up for our automatic delivery program, including level payment, fixed price and price cap programs. We provide all customers with supply, repair and maintenance contracts and 24-hour customer service. Finally, we have instituted an employee bonus program and other incentives that foster an entrepreneurial environment by rewarding employees who expand revenues by attracting new customers while controlling costs. We intend to continue to aggressively seek new customers and promote internal growth through local marketing and service programs in our residential propane business.

Operations in High Growth Markets

     Our Southeastern operations, which represented approximately 37% of our retail volumes for the fiscal year ended September 30, 2001, are concentrated in higher-than-average population growth areas, where natural gas distribution is not cost effective. These markets have experienced strong economic growth which has spurred the development of sizable, low density and relatively affluent residential communities which are significant consumers of propane. We intend to pursue acquisitions in similar high growth markets.

Regional Branding

     We believe that our success in generating internal growth at our customer service centers results from our operation under established, locally recognized trade names. We attempt to capitalize on the reputation of the companies we acquire by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. Employees at our local branches will continue to manage our marketing programs, new business development, customer service and customer billing and collections. Our employee incentive programs encourage efficiency and allow us to control costs at the corporate and field levels.

High Percentage of Retail Sales to Residential Customers

     Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2001, sales to residential customers represented approximately 70% of our retail propane gallons sold and approximately 77% of our retail gross profits. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own approximately 90% of the propane tanks located at our customers' homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Strong Wholesale Supply, Marketing and Distribution Business

     One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2001, we sold approximately 239 million gallons of propane on a wholesale basis to independent dealers and multistate marketers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles and price risk management services to our customers through a variety of financial and other instruments. Our wholesale business provides us with a growing income stream as well as valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. In addition, because of the scale of our wholesale purchases, we believe that we will have an adequate supply of propane to support our growing retail operations at prices which are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. Moreover, the presence of our trucks across the Midwest and Southeast allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time.

Flexible Financial Structure

     As of December 26, 2001, we have a $50.0 million working capital facility, approximately $12 million of which has been drawn upon, a $75.0 million revolving acquisition facility, approximately $62.0 million of which has been drawn upon, and a $70.0 million one year acquisition term loan which is completely drawn.. We believe our available capacity under these facilities combined with our ability to fund acquisitions through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition strategy.

     Our primary objective is to increase distributable cash flow for our unitholders, while maintaining the highest level of commitment and service to our customers. We intend to pursue this objective by capitalizing on our competitive strengths.

Retail Operations

     We currently distribute propane to approximately 71,000 retail customers in nine states from 30 customer service centers. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available.

     We market our propane primarily in the Southeast and Midwest regions of the United States through our customer service centers using four regional brand names. The following chart shows our customer service centers by location.

     Bradley Propane                         Hoosier Propane
          Chattanooga, TN                         Albion, IN
          Cleveland, TN                           Barryton, MI
          Etowah, TN                              Blakeslee, OH
                                                  Cecil, OH
     Country Gas                                  Decatur, IN
          Crystal Lake, IL (Chicago area)         Greenfield, IN
          Wasco, IL                               Hillman, MI
                                                  Marion, IN
     McCracken                                    Mendon, MI
          Creedmoor, NC                           Monrovia, IN
          Fremont, NC                             Pendleton, IN
          Garner, NC                              Roanoke, IN
          Louisburg, NC                           Shipshewana, IN
          Oxford, NC                              South Whitley, IN
          Rolesville, NC                          Stanton, MI
          Spring Hope, NC                         Waterloo, IN
          Wake Forest, NC
          Wilson's Mills, NC

     From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of our customer service centers also have an appliance showroom. We have 29 satellite facilities that typically contain only large capacity storage tanks. We have approximately 1.8 million gallons of above-ground propane storage capacity at our customer service centers and satellite locations.

     Retail deliveries of propane are usually made to customers by means of our fleet of bobtail and rack trucks. At September 30, 2001, we operated 117 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons, into a stationary storage tank at the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and 500 to 1,000 gallons in colder climates. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to 35 gallons. These cylinders are picked up and replenished at our distribution locations, then returned to the retail customer. To a limited extent, we also deliver propane to certain end users in larger trucks known as transports, which have an average capacity of approximately 10,000 gallons. At September 30, 2001 we operated 74 transports. These customers include industrial customers, large-scale heating accounts and large agricultural accounts.

     During the fiscal year ended September 30, 2001, approximately 16% and 84% of our propane sales by volume of gallons sold were to retail and wholesale customers, respectively. Our retail sales were comprised of approximately:

     .  70% to residential customers;

     .  20% to industrial and commercial customers; and

     .  10% to agricultural customers.

     Sales to residential customers during the fiscal year ended September 30, 2001, accounted for approximately 77% of our gross profit on retail propane sales, reflecting the higher-margin nature of this segment of the market. No single retail customer accounted for more than 1% of our pro forma revenue during the fiscal year ended September 30, 2001. No single wholesale customer accounted for more than 5% of our pro forma revenue for the same period.

     Approximately 50% of our residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, we deliver propane to our heating customers approximately six times during the year. We determine the amount of propane delivered based on weather conditions and historical consumption patterns. Our automatic delivery program eliminates the customer's need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables us to efficiently route deliveries on a regular basis. We promote this program by offering level payment billing, discounts, fixed price options and price caps. In addition, we provide emergency service 24 hours a day, seven days a week, 52 weeks a year. More than 90% of our retail propane customers lease their tanks from us. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience and costs associated with switching tanks and suppliers greatly reduces a customer's tendency to change distributors. Our tank lease programs are very valuable to us from the standpoint of retaining customers and maintaining profitability.

     The propane business is very seasonal with weather conditions significantly affecting demand for propane. We believe that the geographic diversity of our areas of operations helps to minimize our exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, we believe our residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by our customers, (ii) loss of customers to competing energy sources has been low,
(iii) the tendency of our customers to remain with us due to the product being delivered pursuant to a regular delivery schedule and to our ownership of over 90% of the storage tanks utilized by our customers and (iv) our ability to offset customer losses through internal growth of our customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which we operate, however, can significantly affect the total volumes of propane we sell and the margins we realize and, consequently, our results of operations. We believe that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Wholesale Supply, Marketing and Distribution Operations

     In addition to our core retail operations, we are also engaged in the wholesale marketing of propane to independent dealers, multi-state marketers and, to a lesser extent, local gas utilities that use propane as supplemental fuel to meet peak demand requirements. We currently provide wholesale supply, marketing and distribution services to 350 customers in 24 states, primarily in the Midwest and Southeast. Our wholesale supply, marketing and distribution operations accounted for approximately 84% of total volumes and 15% of our gross profit during the fiscal year ended September 30, 2001.

     One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2001, we sold approximately 239 million gallons of propane on a wholesale basis to independent dealers and multistate marketers. Because of the size of our wholesale operations, we have developed significant procurement and distribution expertise. This is partly the result of the unique background of our management team, which has significant experience in the procurement aspects of the propane business. We also offer transportation services to these distributors through our fleet of transport trucks and price risk management services to our customers through a variety of financial and other instruments. Our wholesale supply, marketing and distribution business provides us with a relatively stable and growing income stream as well as extensive market intelligence and acquisition opportunities. In addition, these operations provide us with more secure supplies and better pricing for our customer service centers. Moreover, the presence of our trucks across the Midwest and Southeast allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time.

Transportation Assets, Truck Fabrication and Maintenance

     Our transportation assets are owned and operated by L&L Transportation, LLC, a wholly-owned subsidiary of our operating company. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2001, we owned a fleet of 27 tractors, 74 transports, 117 bobtail and rack trucks and 98 other service and pick-up trucks. The average age of our trucks between five and six years. In addition to supporting our retail and wholesale propane operations, our trucks are used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

     We own truck fabrication and maintenance facilities located in Waterloo, Indiana and additional maintenance facilities in Zephyrhills, Florida. We believe that our ability to build and maintain the trucks we use in our propane operations significantly reduces the costs we would otherwise incur in purchasing and maintaining our fleet of trucks. We also sell a limited number of trucks to third parties.

Supply

     We obtain propane from over 50 vendors at approximately 75 locations. During the fiscal year ended September 30, 2001, BP Amoco p.l.c., Louis Dreyfus Energy Services,L.P. and Exxon Mobile Corporation each accounted for approximately 13% of our volume of propane purchases. Substantially all of these purchases were made under supply contracts that have a term of one year, are subject to annual renewal and provide various pricing formulas. No other single supplier accounted for more than 10% of our volume propane purchases during the fiscal year ended September 30, 2001. We believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices if supplies are interrupted from any of the sources without a material disruption of our operations.

     We purchased approximately 90% of our propane supplies from domestic suppliers during the fiscal year ended September 30, 2001. Our remaining purchases were from suppliers in Canada. During the fiscal year ended September 30, 2001, we purchased approximately 50% of our propane supplies pursuant to contracts that have a term of one year; the balance of our purchases were made on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

     Propane is generally transported from refineries, pipeline terminals, storage facilities and marine terminals to our 49 storage facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

     We engage in risk management activities in order to reduce the effect of price volatility on our product costs and to help insure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell propane at fixed prices in the future. We monitor these activities through enforcement of our risk management policy.

Pricing Policy

     Our pricing policy is an essential element in our successful marketing of propane. We base our pricing decisions on, among other things, prevailing supply costs, local market conditions and local management input. We rely on our regional management to set prices based on these factors. Our local managers are advised regularly of any changes in the posted prices of our propane suppliers. We believe our propane pricing methods allow us to respond to changes in supply costs in a manner that protects our customer base and gross margins. In some cases, however, our ability to respond quickly to cost increases could occasionally cause our retail prices to rise more rapidly than those of our competitors, possibly resulting in a loss of customers.

Billing and Collection Procedures

     We retain our customer billing and account collection responsibilities at the local level. We believe that this decentralized approach is beneficial for a number of reasons:

     .  customers are billed on a timely basis;

     .  customers are more apt to pay a local business;

     .  cash payments are received faster; and

     . local personnel have current account information available to them at all times in order to answer customer inquiries.

Trademark and Tradenames

     We use a variety of trademarks and tradenames which we own, including "Inergy" and "Inergy Services." We believe that our strategy of retaining the names of the companies we acquire has maintained the local identification of such companies and has been important to the continued success of these businesses. Our most significant trade names are "Bradley Propane," "Country Gas," "Hoosier Propane" and "McCracken." We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Employees

     As of December 15, 2001, we had 394 full-time employees of which 31 were general and administrative and 363 were operational employees. We employed 13 part-time employees, all of whom were operational employees. None of our employees is a member of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

     We are subject to various federal, state and local environmental, health and safety laws and regulations related to our propane business as well as those related to our ammonia and butane transportation operations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws generally include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes.
CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, we have not received any notices in which we are alleged to have violated or otherwise incurred liability under any of the above laws and regulations.

     For acquisitions that involve the purchase of real estate, we conduct a due diligence investigation to attempt to determine whether any substance has been sold from, or stored on, or released or spilled from any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and performing site assessments. During this due diligence our employees, and, in certain cases, independent environmental consulting firms, review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substance contamination, compliance violations and the existence of underground storage tanks.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Regarding the transportation of propane, ammonia and butane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. Management believes that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and the transportation of ammonia and butane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

     On August 18, 1997, the U.S. Department of Transportation published its Final Rule for Continued Operation of the Present Propane Trucks. This final rule is intended to address perceived risks during the transfer of propane and required certain immediate changes in industry operating procedures, including retrofitting all propane delivery trucks. We, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule for Continued Operation of the Present Propane Trucks cannot practicably be complied with in its current form. On October 15, 1997, five of the principal multi-state propane marketers, all of whom were unrelated to us, filed an action against the U.S. Department of Transportation in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule for Continued Operation of the Present Propane Trucks. On February 13, 1998, the Court issued a preliminary injunction prohibiting the enforcement of this final rule pending further action by the Court. This suit is still pending. In addition, Congress passed, and on October 21, 1998, the President of the United States signed, the FY 1999 Transportation Appropriations Act, which included a provision restricting the authority of the U.S. Department of Transportation from enforcing specific provisions of the Final Rule for Continued Operation of the Present Propane Trucks. At this time, Inergy cannot determine the likely outcome of the litigation or the proposed legislation or what the ultimate long-term cost of compliance with the Final Rule for Continued Operation of the Present Propane Trucks will be to Inergy and the propane industry in general.

     Future developments, such as stricter environmental, health or safety laws and regulations could affect our operations. It is not anticipated that our compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on us. To the extent that we do not know of any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that our results of operations will not be materially and adversely affected.

Item 2. Properties.
------  ----------

     We own 29 of our 60 customer service centers, satellite storage facilities and administrative offices and lease the balance. Our headquarters in Kansas City, Missouri are leased. We operate bulk storage facilities at 49 locations and own 25 of the storage locations. We lease underground storage facilities with an aggregate capacity of approximately 23 million gallons of propane at eight locations under annual lease agreements. We also lease capacity in seven pipelines pursuant to annual lease agreements.

     Tank ownership and control at customer locations are important components to our operations and customer retention. As of September 30, 2001 we owned the following:

     . 74 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons,

     . approximately 50,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

     . approximately 30,000 portable propane cylinders with typical capacities of up to 35 gallons.

     We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our borrowings are secured by liens and mortgages on all of our real and personal property.

     In addition, we believe that we have, or are in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to ownership of our properties or the operations of our business.

Item 3. Legal Proceedings.
------  -----------------

     Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as the managing general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public's desire to use our products.

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     No matter was submitted to a vote of the holders of our Company's common units during the fourth quarter of the fiscal year ended September 30, 2001.

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------  ---------------------------------------------------------------------

     Since July 31, 2001 the Partnership's common units representing limited partner interests have been traded on Nasdaq's national market under the symbol "NRGY." The following table sets forth the range of high and low bid prices of the common units, as reported by Nasdaq, as well as the amount of cash distributions paid per common unit with respect to each such quarter.

                                                 Price Range          Cash
                                                 -----------
                  2001 Fiscal Year             High        Low    Distribution
                  ----------------             ----        ---    ------------

     Fourth Quarter beginning July 31, 2001   $27.28     $21.90   $0.40*

     * Prorated for the period between the closing of our Company's initial public offering on July 31, 2001 and September 30, 2001, based on a minimum quarterly distribution of $0.60 per common unit, and paid November 14, 2001 to holders of record of our common units on November 7,, 2001.

     As of December 26, 2001, our Company had issued and outstanding 2,599,620 common units, which were held of record by approximately 3,500 persons. 759,620 of these common units are currently unregistered units. In addition, as of that date our company had 3,313,367 senior subordinated units representing limited partner interests and 572,542 junior subordinated units representing limited partner interests. There is no established public trading market for our Company's subordinated units.

     On December 20, 2001 we issued 759,620 common units in connection with the IPC acquisition. 394,601 of these common units were issued to IPCH Acquisition Corp., an affiliate of Inergy Holdings, LLC and 365,019 of these units were issued to former owners of IPC. The common units were issued in reliance upon the exemption from registration afforded by Rule 506 of Regulation D.

     Our Company makes quarterly distributions to its partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the managing general partner determines in its reasonable discretion is necessary or appropriate to:

     .    provide for the proper conduct of our business,

     . comply with applicable law, any of our debt instruments, or other agreements, or

     . provide funds for distributions to unitholders and to our non-managing general partner for any one or more of the four quarters ending September 30, 2002,

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under our working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in the Amended and Restated Agreement of Limited Partnership of Inergy, L.P., which is incorporated by reference herein as an exhibit to this report.

     During the subordination period referred to below, our common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.60 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on any junior or senior subordinated units. There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to
Note 4 to our Consolidated Financial Statements. The subordination period generally will not end earlier than June 30, 2006 with respect to the senior subordinated units and June 30, 2008 with respect to the junior subordinated units.

Item 6.  Selected Financial Data.
------   -----------------------

                                                                                Inergy L.P. and Predecessor (a)
                                                   ---------------------------------------------------------------------------------
                                                   November 8, 1996
                                                   to September 30,                Years Ended September 30,
                                                                      --------------------------------------------------------------
                                                           1997            1998               1999            2000           2001
                                                           ----            ----               ----            ----           ----
                                                                                                  (in thousands)
Statement of Operations Data:
Revenues                                              $    6,966        $   7,507         $  19,211        $   93,595    $  223,139
Cost of product sold                                       4,366            4,215            13,754            81,636       182,582
                                                   --------------------------------------------------------------------------------
Gross profit                                               2,600            3,292             5,457            11,959        40,557
Expenses:
       Operating and administrative(b)                     2,196            2,424             4,119             8,990        23,501
       Depreciation and amortization                         325              394               690             2,286         6,532
                                                   --------------------------------------------------------------------------------

Operating income                                              79              474               648               683        10,524
Other income (expense):
       Interest expense                                     (398)            (569)             (962)           (2,740)       (6,670)
       Gain on sale of property, plant and                     -                -               101                 -            37
       equipment
       Finance Charges                                        44               59                79               176           290
       Other                                                   1                1                 5                59           168
                                                   --------------------------------------------------------------------------------
Income (loss) before income taxes                           (274)             (35)             (129)           (1,822)        4,349
Provision for income taxes                                     -                -                56                 7             -
                                                   --------------------------------------------------------------------------------
Net income (loss)                                     $     (274)       $     (35)        $    (185)       $   (1,829)   $    4,349
                                                   ===============================================================================-

Balance Sheet Data (end of period):
Current assets                                        $    2,282        $   2,119         $  11,390        $   22,199    $   36,920
Total assets                                               8,457           10,230            38,896            68,924       155,653
Long-term debt, including current portion                  5,382            5,694            22,337            34,927        54,132
Redeemable preferred members' interest                         -                -                 -            10,896             -
Members' equity                                            1,209            2,611             5,269             2,972             -
Partners' capital                                              -                -                 -                 -        72,754

Other Financial Data:
EBITDA(unaudited)                                     $      449        $     928         $   1,523        $    3,204    $   17,551
Net cash provided by (used in) operating activities          555              362              (774)             (222)        4,659
Net cash used in investing activities                     (6,640)            (727)          (13,130)          (12,464)      (64,025)
Net cash provided by financing activities                  6,114              336            14,056            13,907        60,164
Maintenance capital expenditures(c) (unaudited)                     (d)        61               156               283         1,901

Other Operating Data (unaudited):
Retail propane gallons sold                                     4,765          5,612             8,006          18,112      46,750
Wholesale propane gallons sold                                    N/A            N/A            24,735         146,644     238,649

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)                                            $   (274)      $    (35)        $    (185)      $  (1,829)  $   4,349
Plus:
        Income taxes                                                -              -                56               7           -
        Interest expense                                          398            569               962           2,740       6,670
        Depreciation and amortization expense                     325            394               690           2,286       6,532
                                                             ---------------------------------------------------------------------
                                                                  449            928             1,523           3,204      17,551

Less:
        Interest Income                                             -              -                 -               -           -
                                                             ---------------------------------------------------------------------
EBITDA                                                       $    449       $    928         $   1,523       $   3,204   $  17,551
                                                             =====================================================================


(a) Represents selected financial data of Inergy Partners, LLC. and subsidaries prior to July 31, 2001 and Inergy, L.P. thereafter.

(b) The historical financial statements include non-cash charges related to amortization of deferred compensation of $78,000, $79,000 and $234,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

(c) Capital expenditures fall generally into three categories: (1) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of our retail customer base, (2) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment, and (3) acquisition capital expenditures.

(d)  Maintenance capital expenditures are not available for this period.



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operation.
------------

General

     We are a Delaware limited partnership formed in March 2001 to own and operate a rapidly growing retail and wholesale propane marketing and distribution business. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation, supply and price risk management services to our customer service centers, as well as to independent dealers and multistate marketers and, to a lesser extent, selling propane as standby fuel to industrial end-users.

     The results of operations discussed below are those of our predecessor, Inergy Partners, LLC through July 31, 2001, the date of Inergy L.P.'s initial public offering. Audited financial statements for the Inergy, L.P. and Inergy Partners, LLC as its predecessor are included elsewhere in this Form 10-K.

     Since the inception of our predecessor, Inergy Partners, LLC, in November 1996 and through September 30, 2001, we acquired 11 propane companies for an aggregate purchase price of approximately $120 million, including assumed liabilities and acquisition costs.

     The retail distribution business is largely seasonal due to propane's primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are highest from

November through April when customers pay for propane purchased during the six-month peak heating season of October through March. We generally experience losses in the six-month, off season of April through September.

     Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our regions. "Heating degree days" are a general indicator of weather impacting propane usage and are calculated by taking the difference between 65 degrees and the average temperature of the day (if less than 65 degrees).

     In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for such period to the average number of heating degree days for a longer time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss "normal" weather in our results of operations presented below we are referring to a 30 year average consisting of the years 1961 through 1990. We then calculate weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis and then on a partnership-wide basis.

     We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

Results of Operations

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Volume. During fiscal 2001, we sold 46.8 million retail gallons of propane, an increase of 28.7 million gallons, or 158%, from the 18.1 million retail gallons sold in fiscal 2000. The increase in retail sales volume was principally due to the acquisitions of Country Gas (7.6 million gallons) and the Hoosier Propane Group (16.3 million gallons). In addition, internal growth and the fact that the year ended September 30, 2001 was approximately 15.8% colder than the year ended September 30, 2000 and approximately 1.4% colder than normal in our retail areas of operation resulted in increased sales of approximately 4.8 million gallons.

     Wholesale gallon sales increased 92.0 million gallons, or 63%, to 238.6 million gallons in fiscal 2001 from 146.6 million gallons in fiscal 2000. This increase was attributable to the continued growth of our wholesale sales operations, which were initiated after the fiscal 1999 winter season, and the acquisition of the Hoosier Propane Group. In addition, fiscal 2001 was approximately 8% colder than fiscal 2000 and slightly warmer than normal in our wholesale areas of operations.

     Revenues. Revenues in fiscal 2001 were $223.1 million, an increase of $129.5 million, or 138%, over $93.6 million of revenues in fiscal 2000. Revenues from retail propane sales increased $41.7 million, or 221%, from $18.9 million in fiscal 2000 to $60.6 million in fiscal 2001. This increase was attributable to the acquisitions of Country Gas ($10.5 million) and the Hoosier Propane Group ($19.9 million), higher sales prices ($4.6 million) with the remaining increase ($6.7 million) due to volume increases due to growth and colder weather in our retail areas of operations. Revenues from wholesale propane sales increased $81.7 million, or 116%, from $70.1 million in fiscal 2000 to $151.8 million (after elimination of sales to our retail operations) in fiscal 2001. Approximately $23.1 million resulted from increased selling prices and the remaining $58.6 million was attributed to our growth and colder weather described above. Transportation revenues of $6.0 million were attributable to the acquisition of the Hoosier Propane Group. Other retail revenues increased approximately $0.1 million, or 2%, from $4.6 million in fiscal 2000 to $4.7 million in fiscal 2001. These revenues consist of tank rentals, heating oil sales, appliance sales and service.

     Cost of Product Sold. Cost of product sold in fiscal 2001 was $182.6 million, an increase of $101.0 million, or 124%, over fiscal 2000 cost of sales of $81.6 million. The increase was principally attributable to the significant increases in wholesale and retail volumes (approximately $75.9 million) and an increase in the average cost of propane (approximately $21.7 million). In addition, the Partnership recorded an increase in cost of product sold in fiscal 2001 of approximately $0.6 million associated with a counterparty who was involuntarily petitioned into bankruptcy in December 2001.

     Gross Profit. Retail gross profit was $34.6 million in fiscal 2001 compared to $10.7 million in fiscal 2000, an increase of $23.9 million, or 223%. This increase was primarily attributable to higher retail gallons (approximately $17.4 million) and an increase in margin per gallon (approximately $3.7 million). Wholesale gross profit was $5.9 million (after elimination of gross profit attributable to our retail operations) in fiscal 2001 compared to $1.3 million in fiscal 2000, an increase of $4.6 million, or 353%. This increase was attributable to higher wholesale gallon sales in fiscal 2001, including the acquisition of the wholesale operations within the Hoosier Propane Group (approximately $2.3 million), and an increase in gross profit per gallon (approximately $2.3 million).

     Operating and Administrative Expenses. Operating and administrative expenses were $23.5 million in fiscal 2001 as compared to $9.0 million in fiscal 2000, an increase of $14.5 million, or 161%. This increase primarily resulted from acquisitions and personnel costs including performance incentives accrued as a result of the increased profitability with the remaining increase primarily attributable to higher vehicle fuel and maintenance costs as a result of the increased retail volumes.

     Depreciation and Amortization. Depreciation and amortization increased $4.2 million, or 186%, to $6.5 million in fiscal 2001 from $2.3 million in fiscal 2000. This increase was primarily a result of the Country Gas and the Hoosier Propane Group acquisitions, which included property, plant and equipment and intangible assets of approximately $88.6 million.

     Interest Expense. Interest expense increased $4.0 million, or 143%, to $6.7 million in fiscal 2001 from $2.7 million in fiscal 2000. This increase was primarily a result of the higher average outstanding borrowings in fiscal 2001 over fiscal 2000 associated with the debt incurred in the Country Gas and the Hoosier Propane Group acquisitions. In addition, included in interest expense in fiscal 2001 is a charge of $0.5 million associated with the early termination of an interest rate swap agreement that was terminated by Inergy Partners, LLC immediately prior to the Partnership's initial public offering.

     Net Income (Loss). Net income increased $6.1 million to $4.3 million in fiscal 2001 from a net loss of $1.8 million in fiscal 2000. This increase in net income was attributable to the increase in gross profit in an amount greater than the increases in operating and administrative expenses and depreciation and amortization partially offset by an increase in interest expense as a result of higher average outstanding borrowings associated with the acquisitions.

     EBITDA. EBITDA increased $14.3 million, or 446%, to $17.5 million in fiscal 2001 from $3.2 million in fiscal 2000. The increase in EBITDA was attributable to increased retail and wholesale volumes, largely offset by higher operating and administrative expenses. This increase was attributable to increased volumes and margin per gallon associated with our retail and wholesale sales partially offset by increased operating and administrative expenses.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Volume. During fiscal 2000, Inergy Partners, LLC sold 18.1 million retail gallons of propane, an increase of 10.1 million gallons, or 126%, from the 8.0 million retail gallons sold in fiscal 1999. This increase was primarily attributable to the acquisition of six retail propane distributors during fiscal 1999 and two retail propane distributors in fiscal 2000 (8.6 million gallons). The balance of the increase (1.5 million gallons) was attributable to a winter that was slightly colder in fiscal 2000 than in fiscal 1999 as well as internal growth. Fiscal 2000 was 17% warmer than normal in our retail areas of operation.

     Wholesale gallon sales increased 121.9 million gallons, or 493%, to 146.6 million gallons in fiscal 2000 from 24.7 million gallons in fiscal 1999. This increase was attributable to the growth of our wholesale sales operations, which were initiated after the fiscal 1999 winter season. Fiscal 2000 was approximately 11% warmer than normal in our wholesale areas of operations.

     Revenues. Revenues in fiscal 2000 were $93.6 million, an increase of $74.4 million, or 387%, over $19.2 million of revenues in fiscal 1999. Revenues from retail propane sales increased $12.1 million, or 178%, from $6.8 million in fiscal 1999 to $18.9 million in fiscal 2000. This increase is attributable to our retail acquisitions (approximately $7.8 million), higher selling prices (approximately $3.0 million) and slightly colder weather and internal growth. Other retail revenues increased approximately $1.6 million, or 53%, to $4.6 million in fiscal 2000 from $3.0 million in fiscal 1999. These revenues consist of tank rentals, heating oil sales, appliance sales and service and were attributable to our retail acquisitions in fiscal 1999 and 2000.

     Revenues from wholesale propane sales increased $60.7 million, or 650%, from $9.4 million in fiscal 1999 to $70.1 million (after elimination of sales to our retail operations) in fiscal 2000. This increase was a result of our significant increase in wholesale volumes.

     Cost of Product Sold. Cost of product sold in fiscal 2000 was $81.6 million, an increase of $67.8 million, or 494%, over fiscal 1999 cost of sales of $13.8 million. The increase was attributable to the significant increases in wholesale and retail volumes and an approximate 29% increase in the average cost of propane.

     Gross Profit. Retail gross profit was $10.7 million in fiscal 2000 compared to $4.9 million in fiscal 1999, an increase of $5.8 million, or 120%. This increase was attributable to higher retail gallons and a slight increase in margin per gallon.

     Wholesale gross profit was $1.3 million (after elimination of gross profit attributable to our retail operations) in fiscal 2000 compared to $0.5 million in fiscal 1999, an increase of $0.8 million, or 148%. This increase was attributable to higher wholesale gallon sales in fiscal 2000 partially offset by a decrease in gross profit per gallon.

     Operating and Administrative Expenses. Operating and administrative expenses were $9.0 million in fiscal 2000 as compared to $4.1 million in fiscal 1999, an increase of $4.9 million, or 118%. This increase primarily resulted from acquisitions.

     Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 231%, to $2.3 million in fiscal 2000 from $0.7 million in fiscal 1999. This increase was attributable to depreciation and amortization of acquired assets, including intangible assets and, to a lesser extent, the amortization of acquisition financing costs.

     Net Loss. Net loss increased $1.6 million to $1.8 million in fiscal 2000 from $0.2 million in fiscal 1999. This increase in net loss was primarily attributable to an increase in interest expense of $1.8 million, most of which was incurred in connection with acquisitions.

     EBITDA. EBITDA increased $1.7 million, or 110%, to $3.2 million in fiscal 2000 from $1.5 million in fiscal 1999. The increase in EBITDA was attributable to increased retail and wholesale volumes, largely offset by higher operating and administrative expenses.

     Liquidity and Sources of Capital

     Cash flows provided by (used in) operating activities of $4.6 million in fiscal 2001 consisted primarily of (i) net income of $4.3 million (ii) net non-cash charges of $4.8 million, principally depreciation and amortization offset by liabilities from price risk management activities, and (iii) uses of cash of $4.5 million associated with the changes in operating assets and liabilities. The decrease in cash flows associated with the changes in operating assets and liabilities is primarily due to the timing effects of the acquisition of the Hoosier Propane Group which closed in January 2001. Cash used in operating activities amounted to $0.3 million in fiscal 2000 principally due to the net loss of $1.8 million in fiscal 2000 as a result of the development of management and infrastructure sufficient to accommodate planned future growth offset by depreciation and amortization of $2.3 million as a result of acquisitions. In addition, net increases in operating assets and liabilities, including net liabilities from price risk management activities, required a use of cash in fiscal 2000 of $1.0 million.

     Cash used in investing activities of $64.0 million in fiscal 2001 and $12.4 million in fiscal 2000 is primarily comprised of $56.3 for the acquisition of the Hoosier Propane Group and Bear Man Propane and $3.1 million of costs incurred in the financing of that acquisition in the fiscal 2001 period while the acquisition of Country Gas represented the majority of the $9.6 million used in fiscal 2000. In addition, purchases of property plant and equipment amounted to $4.8 million in fiscal 2001 and $2.3 million in fiscal 2000.

     Cash provided by financing activities of $60.2 million in fiscal 2001 and $13.9 million in fiscal 2000 consisted of net borrowings of $14.2 million and $12.6 million, respectively, under debt agreements, including borrowings and repayments in conjunction with the January 2001 and July 2001 refinancings of our credit facilities and borrowings and repayments of our revolving working capital facility. In addition, the net proceeds were received from the Initial Public Offering of $34.3 million in fiscal 2001 and proceeds from the issuance of redeemable preferred stock amounted to $16.1 million in fiscal 2001 and $1.9 million in fiscal 2000 . Offsetting these sources of cash were $2.6 million and $0.5 million of preferred stock distributions paid to holders of Inergy Partners Class A Preferred Stock in fiscal 2001 and fiscal 2000, respectively, and $1.8 million of cash retained by Inergy Partners at the time of the conveyance of assets in conjunction with the initial public offering in fiscal 2001.

     At September 30, 2001, we had goodwill of $32.1 million, representing approximately 21% of total assets. This goodwill is primarily attributable to our acquisition of the Hoosier Propane Group and Country Gas. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

     Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily associated with capital expenditures for the growth and maintenance of our existing businesses together with funding for strategic business acquisitions. Growth capital expenditures are primarily for the purchase of customer storage tanks while maintenance capital expenditures are primarily related to repair and replacement of propane delivery vehicles and maintenance associated with existing customer installations. At September 30, 2001, we had outstanding commitments for capital expenditures of approximately $0.3 million. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under a short-term working capital facility while our long-term sources of funds will be from long-term bank borrowings and equity or debt financings.

     We believe that anticipated cash from operations and borrowings under our amended and restated credit facility described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

     Description of Credit Facility

     In conjunction with the acquisition of Independent Propane Company, on December 19, 2001, our operating company, Inergy Propane, LLC, entered into a $195 million amended and restated senior secured credit facility with First Union National Bank and other lenders. The revolving portion of the credit facility has a term of three years and is guaranteed by us and each subsidiary of Inergy Propane. The IPC Acquisition term loan portion of the credit facility has a term of one year and is also guaranteed by us and each subsidiary of Inergy Propane. We currently have $144 million outstanding under the credit facility, comprised of $62 million outstanding under the revolving acquisition facility, $12 million under the working capital facility and $70 million under the IPC Acquisition term loan. The following is a summary of the material terms of the credit facility.

     The credit facility consists of a working capital facility in the aggregate principal amount of up to $50 million, a revolving acquisition facility in the aggregate principal amount of up to $75 million and an IPC Acquisition term loan in the amount of $70 million. The aggregate amount of borrowings under the working capital facility, including outstanding letters of credit, are subject to a borrowing base requirement relating to accounts receivable and inventory. During the period from July 1 through December 31, Inergy Propane may borrow up to an additional $12 million not subject to the borrowing base, however, total borrowings under the working capital facility cannot exceed $50 million. Up to $10 million of the working capital facility may be used for the issuance of letters of credit. Each of the working capital facility, the revolving acquisition facility and the IPC Acquisition Facility may be prepaid and the commitments may be reduced at any time without penalty. Amounts borrowed and repaid under either the working capital facility or the revolving acquisition facility may be reborrowed. Any amounts repaid under the IPC Acquisition Facility, however, cannot be reborrowed and must be repaid by December 20, 2002.

     During each fiscal year beginning October 1, 2001, the outstanding balance of the working capital facility must be reduced to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

     The obligations under the credit facility will be secured by first priority liens on all assets of Inergy Propane and its subsidiaries, the pledge of all of Inergy Propane's equity interests in its subsidiaries and by a pledge of our membership interest in Inergy Propane. The credit facility permits Inergy Propane to generally secure up to $100 million in privately placed indebtedness with the same collateral on a pari passu basis. Any such indebtedness may not be secured by any other collateral, must be incurred within the next 12 months and may not require or permit any principal payments to be made prior to the maturity of the credit facility. Inergy Propane is required to use 100% of the net cash proceeds of any such indebtedness to reduce borrowings under the credit facility.

     Indebtedness under the credit facility will bear interest at the option of Inergy Propane at either a base rate or LIBOR (preadjusted for reserves), plus in each case, an applicable margin. The applicable margin varies quarterly based on Inergy Propane's leverage ratio. The applicable margin will increase by 50 basis points on the 6 month anniversary of the credit agreement and again on the 9 month anniversary of the credit agreement if the advances outstanding under the IPC Acquisition Facility exceed $25 million on each of such dates. Inergy Propane will incur a fee based on the average daily unused commitments under the credit facility.

     Inergy Propane is required to use 100% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business) to reduce borrowings under the credit facility during any fiscal year in which unapplied net cash proceeds are in excess of $1 million. Any such mandatory prepayments are applied first to reduce borrowings under the acquisition facility and then under the working capital facility.

     In addition, the credit facility contains various covenants limiting the ability of Inergy Propane and its subsidiaries to, among other things:

     . incur other indebtedness (other than permitted debt, including $100 million of privately placed debt secured on a pari passu basis);

     .    grant or incur liens;

     . pay dividends or make distributions if a default or event of default has occurred and is continuing;

     .    permit operating lease obligations to exceed $5,000,000;

     . enter into any debt which contains covenants more restrictive than those of the credit facility;

     .    make investments, loans and acquisitions;

     .    enter into a merger, consolidation or sale of assets;

     . engage in any sale and leaseback transaction or another type of business or create any subsidiary;

     .    engage in transactions with affiliates;

     .    in the case of subsidiaries, to issue any capital stock;

     . modify in any material respects the rights of holders of capital stock; and

     .    modify material contracts.

     In addition, Inergy, L.P. is prohibited from incurring indebtedness except its guarantee of the credit facility.

     Furthermore, the credit facility contains the following financial covenants:

     . the ratio of consolidated EBITDA (as defined in the credit facility) to consolidated interest expense (as defined in the credit facility) must be at least 2.25 to 1.0 during the four quarters ending December 31, 2001 and 2.5 to 1.0 for each consecutive four quarter period thereafter.

     . the ratio of total funded debt (as defined in the credit facility) to consolidated EBITDA may not exceed 4.5 to 1.

     Each of the following is an event of default under the credit facility:

     .    nonpayment of principal, interest, fees or other amounts;

     .    violation of covenants;

     .    inaccuracy of representations and warranties;

     .    a default under other loan documents for the credit facility;

     . a default under other material agreements and indebtedness of Inergy Propane, its subsidiaries or Inergy, L.P.;

     . bankruptcy and other insolvency events of Inergy Propane, its subsidiaries or Inergy, L.P.;

     . judgments exceeding $500,000 against Inergy Propane, its subsidiaries or Inergy, L.P. are undischarged or unstayed for 30 days;

     . the actual or asserted invalidity of any loan documentation or security interest;

     .    a change of control of Inergy, L.P.;

     .    Inergy, L.P. ceases to own 100% of Inergy Propane;

     . a condition or event occurs that could have a material adverse effect in the reasonable judgment of 2/3 of the lenders.

          Environmental Matters

     Environmental liabilities have not materially impacted our financial condition, results of operations or liquidity since our inception. In June 2001, one of our transportation vehicles was involved in a release of ammonia. Following this release, we promptly notified the appropriate regulatory authorities and cooperated with such authorities in clean-up and remediation efforts. All of the costs associated with these clean-up and remediation efforts were covered by insurance. In July 2001, the Ohio Department of Agriculture filed an enforcement action alleging violations of the Director of Agriculture Rules. We believe the maximum fines associated with the Department of Agriculture's enforcement action are less than $5,000. We have not received notice of any other action which might be taken or any penalty or fees which might be assessed by other regulatory authorities relating to this spill. In the event that any additional fines or penalties are assessed against us in connection with this spill, we do not believe that such fines or penalties will have a material adverse effect on our financial condition, results of operations or liquidity.

          Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     Adoption of SFAS No. 133 is required for fiscal years beginning after June 15, 2000. We have adopted SFAS No. 133 during the first quarter of fiscal 2001. We believe that the effect of adopting SFAS 133 is limited to disclosures in its financial statements since we currently utilize the mark-to-market method of accounting. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling of interests method of accounting for future business combinations. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to reviews for impairment on a periodic basis. We haveadopted SFAS No. 142 effective October 1, 2001.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Management has not determined the method, timing, or impact of adopting Statement No. 144.

Forward-Looking Statements

     This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries. These forward-looking statements include:

     .    statements that are not historical in nature, and

     . statements preceded by, followed by or that contain forward-looking terminology including the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions.

     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

     .    weather conditions;

     . price and availability of propane, and the capacity to transport to market areas;

     . costs or difficulties related to the integration of the business of our Company and its acquisition targets may be greater than expected;

     .    governmental legislation and regulations;

     .    local economic conditions;

     .    labor relations;

     .    environmental claims;

     .    competition from the same and alternative energy sources;

     . operating hazards and other risks incidental to transporting, storing, and distributing propane;

     .    energy efficiency and technology trends;

     .    interest rates; and

     .    large customer defaults.

We have described under " Factors That May Affect Future Results of Operations, Financial Condition or Business" additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

     . We may not be able to generate sufficient cash from operations to allow us to pay the minimum quarterly distribution.

     . Since weather conditions may adversely affect the demand for propane, our financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

     . Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profit margins.

     . If we are not able to purchase propane from our principal supplier, our results of operations would be adversely affected.

     . Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

     . If we do not make acquisitions on economically acceptable terms, our future financial performance will be limited.

     . Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

     . The highly competitive nature of the retail propane business could cause us to lose customers, thereby reducing our revenues.

     . Competition from alternative energy sources may cause us to lose customers, thereby reducing our revenues.

     . We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

     . Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

     . Energy efficiency and new technology may reduce the demand for propane.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

Interest Rate Risk

     We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates.

     At September 30, 2001, we had floating rate obligations totaling approximately $53.0 million for amounts borrowed under our revolving line of credit and long-term debt which expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 100 basis points from September 30, 2001 levels, our combined interest expense would increase by a total of approximately $44,000 per month.

Market and Credit Risk

     Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2000 and 2001 were energy marketers.

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

     We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

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

Notional Amounts and Terms

     The notional amounts and terms of these financial instruments at September 30, 2000 and 2001 include fixed price payor for 1.5 million and 2.5 million barrels, respectively and fixed price receiver for 1.5 million and 2.9 million barrels, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

     The fair value of the financial instruments related to price risk management activities as of September 30, 2000 and 2001 was assets of $3.6 million and $8.3 million, respectively and liabilities of $2.3 million and $4.6 million, respectively related to propane. All intercompany transactions have been appropriately eliminated.

     The net change in unrealized gains and losses related to trading and price risk management activities for the years ended September 30, 1999, 2000, and 2001 of ($0.2) million, $1.5 million, and $2.2 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     Reference is made to the financial statements and report of independent auditors included later in this report under Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

Our Managing General Partner Manages Inergy, L.P.

     Inergy GP, LLC, our managing general partner, manages our operations and activities. Our managing general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our managing general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partners and their affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the managing general partner is also subject to the approval of a successor managing general partner by the vote of the holders of a majority of the outstanding common units and subordinated units, voting as separate classes. A subsidiary of our non-managing general partner owns more than 33 1/3% of our outstanding units, thereby giving our managing general partner the practical ability to prevent the removal of our managing general partner. Unitholders do not directly or indirectly participate in our management or operation. Our managing general partner owes a fiduciary duty to the unitholders. Our managing general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific non recourse indebtedness or other obligations. Whenever possible, our managing general partner intends to incur indebtedness or other obligations that are non-recourse.

     Our managing general partner intends to appoint two or more of its directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee must meet the independence standards to serve on an audit committee of a board of directors established by the Nasdaq Stock Market and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our managing general partner of any duties it may owe us or our unitholders.
Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC as well as the compensation plans described below. In addition, three members of the board of directors serve on an audit committee which reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. The members of the audit committee must meet the independence standards established by the Nasdaq Stock Market. The initial members of the audit committee are Warren H. Gfeller, Richard C. Green, Jr. and David J. Schulte. As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers and are subject to the oversight of the directors of our managing general partner. All of our personnel are employees of our managing general partner or its affiliates.

     The board of directors of our managing general partner is presently composed of five directors.

Directors and Executive Officers

     The following table sets forth certain information with respect to the executive officers and members of the board of directors of our managing general partner. Executive officers and directors will serve until their successors are duly appointed or elected. We have also set forth in the table below information with respect to certain of our key employees who are officers of our managing general partner or one of its affiliates.

Name                                Age           Position with the Managing General Partner
----                                ---           ------------------------------------------
     John J. Sherman                46       President, Chief Executive Officer and Director
     Phillip L. Elbert              42       Executive Vice President--Operations and Director
     R. Brooks Sherman Jr.          36       Vice President and Chief Financial Officer

     Carl A. Hughes                 47       Vice President--Business Development
     Michael D. Fox                 43       Vice President--Wholesale Marketing
     William C. Gautreaux           37       Vice President--Supply
     Richard C. Green, Jr.          46       Director
     Warren H. Gfeller              49       Director
     David J. Schulte               40       Director

     John J. Sherman. Mr. Sherman has been the President, Chief Executive Officer and a director of our managing general partner since March, 2001, and of our predecessor from 1997 until July, 2001. Prior to joining our predecessor, he was a vice president with Dynegy, Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country's largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation's largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country's largest retail propane marketers.

     Phillip L. Elbert. Mr. Elbert has served as the Executive Vice President-- Operations of our managing general partner since March, 2001. He joined our predecessor as Executive Vice President--Operations in connection with our acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier's retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer, from 1981 to 1987.

     R. Brooks Sherman Jr. Mr. Brooks Sherman (no relation to Mr. John Sherman) has served as the Vice President and Chief Financial Officer of our managing general partner since March, 2001. He joined our predecessor in December 2000 as Vice President and Chief Financial Officer. From 1999 until joining our predecessor, he served as chief financial officer of MCM Capital Group. From 1996 through 1999, Mr. Sherman was employed by National Propane Partners, a publicly traded master limited partnership, first as its controller and chief accounting officer and subsequently as its chief financial officer. From 1995 to 1996, Mr. Sherman served as chief financial officer for Berthel Fisher & Co. Leasing Inc. and prior to 1995, Mr. Sherman was in public accounting with Ernst & Young and KPMG Peat Marwick.

     Carl A. Hughes. Mr. Hughes has served as the Vice President of Business Development of our managing general partner since March, 2001. He joined our predecessor as Vice President of Business Development in 1998. From 1996 through 1998, he served as a regional manager for Dynegy, Inc., responsible for propane activities in 17 midwest and northeastern states. From 1993 through 1996, Mr. Hughes served as a regional marketing manager for LPG Services Group. From 1985 through 1992, Mr. Hughes was employed by Ferrellgas where he served in a variety of management positions.

     Michael D. Fox. Mr. Fox has served as the Vice President of Wholesale Marketing Operations of our managing general partner since March, 2001. He joined our predecessor in 1998 as Vice President of Wholesale Marketing Operations. From 1996 through 1998, he served as a regional manager with Dynegy, Inc., responsible for wholesale propane marketing activities in nine southeastern states. From 1992 through 1996, he served as regional marketing manager for LPG Services Group, Inc. From 1985 through 1991, Mr. Fox was employed by Ferrellgas where he served in a variety of sales and marketing positions.

     William C. Gautreaux. Mr. Gautreaux has served as the Vice President of Supply of our managing general partner since March, 2001. He joined our predecessor in 1998 as Vice President of Supply. From 1996 through 1998, he served as a managing director for Dynegy, Inc., responsible for bulk natural gas liquids marketing and risk management. Mr. Gautreaux was a co-founder of LPG Services Group, Inc. and served as its vice president of supply from 1991 through 1996. From 1985 through 1991, Mr. Gautreaux was employed by Ferrellgas where he served as a regional manager in the company's wholesale supply logistics division.

     Richard C. Green, Jr. Mr. Green has been a member of our managing general partner's board of directors since March, 2001. He was a member of our predecessor's board of directors from January 2001 until July, 2001. He currently serves as chairman and chief executive officer of UtiliCorp United, Inc., a Fortune 100 global energy services company. Mr. Green is currently a special limited partner of Kansas City Equity Partners and has previously served as its president and chairman of its advisory board. He also serves as a director of Aquila, Inc., BHA Group, Inc. and Yellow Corp.

     Warren H. Gfeller. Mr. Gfeller has been a member of our managing general partner's board of directors since March, 2001. He was a member of our predecessor's board of directors from January 2001 until July, 2001. He has engaged in private investments since 1991. From 1985 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. He also serves as a director of Zapata Corporation.

     David J. Schulte. Mr. Schulte has been a member of our managing general partner's board of directors since March, 2001. He was a member of our predecessor's board of directors from January 2001 until July, 2001. He has been a managing director of private equity firm Kansas City Equity Partners since 1994, focusing on industries undergoing consolidation. Prior to joining Kansas City Equity Partners, Mr. Schulte was an investment banker with Fahnestock & Co. from 1988 to 1994. He is a member of the AICPA and the Missouri Bar Association. He also serves as a director of Elecsys Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our Company's directors and executive officers, and persons who own more than 10% of any class of equity securities of our Company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our Company with copies of all Section 16(a) reports they file.

     To our Company's knowledge, based solely on review of the copies of such reports furnished to our Company and written representations that no other reports were required, during the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders were complied with

Item 11.  Executive Compensation.
-------   ----------------------

Executive Compensation

     The following table sets forth for the periods indicated, the compensation paid or accrued by our Company, its predecessor and our managing general partner to the chief executive officer of our managing general partner and the four other executive officers whose remuneration for the fiscal year ended September 30, 2001 was in excess of $100,000 for services to our Company and its subsidiaries in all capacities:

                          Summary Compensation Table

                                                                                                     Long Term
                                                                                                    Compensation
                                                           Annual Compensation                         Awards
                                                --------------------------------------------       --------------
                                                                                 Other
                                                                                 Annual             Securities         All Other
Name and                         Fiscal                                          Compen-            Underlying         Compen-
Principal Position                Year            Salary(1)      Bonus           sation (2)         Options            sation (3)
--------------------------    -------------     ------------ --------------    -------------       --------------     ------------
John. J. Sherman                     2001         $ 175,000     $200,000          $  5,161                   -          $        -
President and Chief
Executive Officer                    2000         $ 150,000     $      -          $  6,614                   -          $        -

                                     1999         $ 150,000     $      -          $    590                   -          $        -


Phillip L. Elbert                    2001         $ 115,160     $112,500          $  7,464              55,500          $        -
Executive Vice President
Operations                           2000         $       -     $      -          $      -                   -          $        -

                                     1999         $       -     $      -          $      -                   -          $        -


R. Brooks Sherman, Jr.               2001         $  98,958     $158,333          $    730              27,750          $   63,275
Vice President and
Chief Financial Officer              2000         $       -     $      -          $      -                   -          $        -

                                     1999         $       -     $      -          $      -                   -          $        -


Carl A. Hughes                       2001         $  97,917     $228,320          $  9,212              38,850          $        -
Vice President-
Business Development                 2000         $  75,000     $111,159          $  9,864                   -          $        -

                                     1999         $  75,000     $      -          $    590                   -          $        -


William C. Gautreaux                 2001         $ 108,542     $244,000          $  9,093              27,750          $        -
Vice President-
Supply                               2000         $  80,000     $ 76,411          $  7,425                   -          $        -

                                     1999         $  42,000     $      -          $      -                   -          $        -


Michael D. Fox                       2001         $  97,917     $130,000          $  7,719              27,750          $        -
Vice President-

Wholesale Marketing                  2000         $ 75,000      $ 37,847          $  8,437          $        -          $        -
Operations
                                     1999         $ 53,125      $ 24,011          $      -          $        -          $        -

                                                 __________________________________________________________
____________________________________________________________________________________________________________________________________


(1) Salaries for Mr. Phil Elbert and Mr. Brooks Sherman in fiscal 2001 represent the pro rata portion of their annual salaries from the dates of the beginning of their employment with Inergy on January 12, 2001 and December 3, 2000, respectively.

(2) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) All Other Compensation for Mr. Brooks Sherman in fiscal 2001 represents reimbursement of relocation expenses.

     The following table sets forth information concerning grants of unit options to each named executive officer during fiscal 2001.

                                           Option Grants in Last Fiscal Year
                                                   Individual Grants
                          -----------------------------------------------------------------
                                                                                             Potential Realizable Value at Assumed
                                                                                             Annual Rates of Unit Price Appreciation
                             Number of       Percent of                                              for Option Term (2)
                            Securities      Total Options                                    ---------------------------------------
                            Underlying       Granted to      Exercise or Base
                             Options        Employees in          Price          Expiration
      Name                   Granted(3)     Fiscal Year        ($/Share)(1)        Date            0%           5%         10%
      ----                   -------        -----------        ------------        ----            --           --         ---
John J. Sherman                     -                -                     -                  -       -            -            -
Philllip L. Elbert             55,500               18%               $22.00      July 31, 2011       -     $767,880    $1,945,960
R. Brooks Sherman, Jr.         27,750                9%               $22.00      July 31, 2011       -     $383,940    $  972,980
Carl. A. Hughes                38,850               13%               $22.00      July 31, 2011       -     $537,516    $1,362,172
William C. Gautreaux           27,750                9%               $22.00      July 31, 2011       -     $383,940    $  972,980
Michael D. Fox                 27,750                9%               $22.00      July 31, 2011       -     $383,940    $  972,980

__________________
     (1) All grants were made at 100% of the fair market value as of the grant date.

     (2) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the unit price. The calculations were based on the exercise prices and the 10-year term of the options. No gain to the optionees is possible without an increase in unit price which will benefit all shareholders proportionately.

     (3) These options generally vest in proportion to the conversion of senior subordinated units into common units.

          The following table sets forth information with respect to each named executive officer concerning the exercise of options during fiscal 2001 and unexercised options held as of September 30, 2001.

  Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2001
                                 Option Values

                                                         Number of Securities             Value of Unexercised In-the-
                        Units                             Underlying Unexercised                Money Options at
                        Acquired                        Options at September 30, 2001          September 30, 2001(1)
                        on              Value       -----------------------------------------------------------------------
Name                    Exercise        Realized      Exercisable      Unexercisable       Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------------------------
  John J. Sherman               --          --                 -                 -                  -                  -
  Phillip L. Elbert             --          --                 -            55,500                  -           $219,225
  R. Brooks Sherman, Jr.        --          --                 -            27,750                  -           $109,613
  Carl A. Hughes                --          --                 -            38,850                  -           $153,458
  William C. Gautreaux          --          --                 -            27,750                  -           $109,613
  Michael D. Fox                --          --                 -            27,750                  -           $109,613

___________________
(1) Based on the $25.95 per unit fair market value of our Company's common units on September 28, 2001, the last trading day of fiscal 2001, less the option exercise price.

Employment Agreements

     We have entered into employment agreements with the following individuals:

     .    John J. Sherman, President and Chief Executive Officer;

     .    Phillip L. Elbert, Executive Vice President--Retail Operations;

     .    R. Brooks Sherman, Jr., Vice President--Chief Financial Officer;

     .    Carl A. Hughes, Vice President--Business Development;

     .    Michael D. Fox, Vice President--Wholesale Marketing; and

     .    William C. Gautreaux, Vice President--Supply Logistics and Risk
          Management.

     The following summary of these employment agreements does not purport to be complete and is qualified in its entirety by reference to the employment agreements, as amended, which are incorporated by reference herein as exhibits to this report.

     The employment agreements of Mr. John Sherman, Mr. Elbert, Mr. Brooks Sherman, Mr. Hughes, Mr. Fox and Mr. Gautreaux are substantially similar, with certain exceptions as set forth below. Except for Mr. Brooks Sherman, whose employment agreement is for a term of three years, the employment agreements are for terms of five years. The annual salaries for these individuals are as follows:

 .  John J. Sherman................................    $250,000

 .  Phillip L. Elbert..............................    $200,000

 .  R. Brooks Sherman Jr...........................    $125,000

 .  Carl A. Hughes.................................    $125,000

 .  Michael D. Fox.................................    $125,000

 .  William C. Gautreaux...........................    $125,000

     These employees are reimbursed for all expenses in accordance with our policies. They also are eligible for fringe benefits normally provided to other members of our executive management and any other benefits agreed to by us. Each of these employees will be eligible to participate in the Inergy Long Term Incentive Plan.

     Each of these individuals (other than Mr. John Sherman) will be entitled to performance bonuses ranging from $18,750 to $200,000 upon our attaining certain levels of distributable cash flow on an annual basis for each year during the term of his employment.

     The employment agreements provide for additional bonuses conditioned upon the conversion of subordinated units into common units. Messrs. Fox, Gautreaux and Hughes will be entitled to bonuses in the amounts of $300,000, $300,000 and $400,000, respectively, at the end of the subordination period for the junior subordinated units. Messrs. Brooks Sherman and Elbert will be entitled to bonuses in the amounts of $200,000 and $500,000, respectively, payable upon, and in the same proportion as the conversion of senior and junior subordinated units into common units. Finally, Mr. John Sherman may receive performance bonuses at the discretion of the board of directors and will be entitled to a bonus in the amount of $625,000 at the end of the subordination period for the junior subordinated units.

     In order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, (ii) the performance bonus based on target distributable cash flow, or (iii) the bonus tied to the expiration of the subordination period for the junior subordinated units, the individual must have been continuously employed by Inergy Holdings or one of our affiliates from the date of his employment agreement up to the date for determining eligibility to receive such amounts.

     Each employment agreement contains confidentiality and noncompetition provisions. Also, each of the employment agreements contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee's right in such invention to us.

     With respect to Mr. John Sherman, Mr. Elbert, Mr. Brooks Sherman, Mr. Hughes, Mr. Fox and Mr. Gautreaux, in the event that Inergy Holdings terminates such person's employment without cause, Inergy Holdings will be required to continue making payments to such person for the remainder of the term of such person's employment agreement.

     In addition to his employment agreement, Mr. Elbert has entered into an option contract with Inergy Holdings whereby Inergy Holdings has granted Mr. Elbert the right and option to invest in Inergy Holdings an aggregate of $2,292,000, subject to adjustment, for a percentage interest in Inergy Holdings equal to 7.1%, subject to adjustment.

     Pursuant to the partnership agreement, we will reimburse Inergy Holdings for all expenses of the employment of these individuals related to our activities.

Long-Term Incentive Plan

     An affiliate of our managing general partner has adopted the Inergy Long-Term Incentive Plan for employees, consultants and directors of the managing general partner and employees and consultants of its affiliates who perform services for us. The summary of the long-term incentive plan contained herein does not purport to be complete but outlines its material provisions. The long-term incentive plan currently permits the grant of awards covering an aggregate of 589,000 common units which can be granted in the form of unit options and/or restricted units; however not more than 192,000 restricted units may be granted under the plan. With the exception of approximately 28,000 unit options granted under the plan to non-executive officers in exchange for option grants in our predecessor, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, senior subordinated units convert into common units. The plan is administered by the compensation committee of the managing general partner's board of directors.

     Restricted Units. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. In general, restricted units granted to employees will vest three years from the date of grant; provided, however, that restricted units will not vest before the conversion of any senior subordinated units and will only vest upon, and in the same proportion as, the conversion of senior subordinated units into common units. In addition, the restricted units will vest upon a change of control of the managing general partner or us.

     If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of rights may be common units acquired by the managing general partner in the open market, common units already owned by the managing general partner, common units acquired by the managing general partner directly from us or any other person or any combination of the foregoing. The managing general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Following the subordination period, the compensation committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units. Distribution equivalent rights entitle the holder to receive distributions as if the holder owned the restricted unit.

     We intend the issuance of the common units pursuant to the restricted unit plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. The compensation committee may, in the future, determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee; provided, however, that unit options will not vest before the conversion of any senior subordinated units and will only vest upon, and in the same proportion as, the conversion of senior subordinated units into common units. In addition, the unit options will become exercisable upon a change of control of the managing general partner or us. Generally, unit options will expire after 10 years.

     At the July 2001 closing of our initial public offering, Mr. Elbert received options under such plan for 55,500 common units, Mr. Hughes received options under such plan for 38,850 common units and each of Mr. Brooks Sherman, Mr. Fox and Mr. Gautreaux received options under such plan for 27,750 common units, respectively, at an exercise price equal to the $22.00 per unit initial public offering price, which options are subject to forfeiture in certain cases if such employee retires or is terminated for cause prior to the expiration of five years from the date of grant.

     Upon exercise of a unit option, the managing general partner will acquire common units in the open market, or directly from us or any other person, or use common units already owned by the managing general partner, or any combination of the foregoing. The managing general partner will be entitled to reimbursement by us for the difference between the cost incurred by the managing general partner in acquiring these common units and the proceeds received by the managing general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the managing general partner will pay us the proceeds it received from the optionee upon exercise of the unit options. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

     Termination and Amendment. The managing general partner's board of directors in its discretion may terminate the long-term incentive plan at any time with respect to any common units for which a grant has not yet been made. The managing general partner's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Unit Purchase Plan

     Our managing general partner has adopted a unit purchase plan for employees of the managing general partner and its affiliates. We have reserved 50,000 units for purchase under the unit purchase plan. The unit purchase plan permits participants to purchase common units in market transactions, from us, our general partners or any other person. We currently expect such purchases to occur primarily in market transactions, although our plan allows us to issue additional units. Pursuant to the unit purchase plan, the managing general partner has agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant's purchase of common units in market transactions and will reimburse to each participant an amount up to 10% of the costs of such units. The maximum amount that a participant may be reimbursed with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Further, if any participant sells or otherwise disposes of units for which he or she has been reimbursed under this plan, the participant will thereafter be precluded from participating in the unit purchase plan. The unit purchase plan is intended to serve as a means for encouraging participants to invest in our common units.

Reimbursement of Expenses of the Managing General Partner

     The managing general partner will not receive any management fee or other compensation for its management of our Company. The managing general partner and its affiliates will be reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to our Company and all other expenses necessary or appropriate to the conduct of our business and allocable to our Company. The partnership agreement provides that the managing general partner will determine the expenses that are allocable to our Company in any reasonable manner determined by the managing general partner in its sole discretion.

Compensation of Directors

     Officers or employees of the managing general partner who also serve as directors will not receive additional compensation. In connection with our initial public offering, each non-employee director received an option under our long term incentive plan for 22,200 common units at an exercise price of $22.00 per share. In addition, each director receives cash compensation of $18,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director will receive $1,000 for each special meeting of the board of directors attended. Non-employee directors will also receive $500 per compensation or audit committee attended and $1,000 per conflicts committee meeting attended. Each independent director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Managing General Partner determines compensation of the executive officers of Inergy. Richard C. Green, Jr. and David J. Schulte serve as the members of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

     The following table sets forth certain information as of December 26, 2001 regarding the beneficial ownership of our Company's units by:

     . each person who then beneficially owned more than 5% of such units then outstanding,

     .  each of the named executive officers of our managing general partner,

     .  all of the directors of our managing general partner, and

     . all of the directors and executive officers of our managing general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Percentage of                  Percentage of
                                                              Senior          Senior          Junior        Junior       Percentage
                                           Percentage of   Subordinated    Subordinated    Subordinated  Subordinated     of Total
                             Common Units   Common Units      Units            Units          Units         Units           Units
Name of Beneficial Owner     Beneficially   Beneficially   Beneficially    Beneficially    Beneficially  Beneficially   Beneficially
         (1)                     Owned         Owned          Owned            Owned          Owned         Owned           Owned
Inergy Holdings, LLC (2)       404,601          15.6%         959,954           29.0%         507,063       88.6%           28.9%

Country Partners, Inc. (3)
4010 Highway 14 Crystal
Lake, IL 60014                       -                        409,091           12.3%               -          -             6.3%

KCEP Ventures II, L.P. (4)
253 West 47th Street
Kansas City, MO 64112                                         395,454           11.9%               -          -             6.1%

Hoosier Propane Group (5)
P.O. Box 9 Kendallville,
IN 46755                                                      336,456           10.2%               -          -             5.2%

Chase Venture Capital
Associates, L.P.               314,671          12.1%                                                                        4.9%

1211 Avenue of the
Americas, 40/th/ Floor
New York, NY 10036

Rocky Mountain Mezzanine
Fund (6)
1125 17th Street Suite
2260 Denver, CO 80202                                         241,818            7.3%               -          -             3.7%

John J. Sherman (7)            404,601          15.6%         959,954           29.0%         507,063       88.6%           28.9%

Phillip L. Elbert (5)            9,000             *                -              -                -          -               *

R. Brooks Sherman Jr.            1,000             *                -              -                -          -               *

Carl A. Hughes (8)                   -             -                -              -                -          -               -

Michael D. Fox (8)                   -             -                -              -                -          -               -

William C. Gautreaux (8)         9,700             *                -              -                -          -               *

Richard C. Green, Jr. (9)            -             -           31,818            1.0%               -          -               *

Warren H. Gfeller (10)                                          6,364              *                -          -               *

David J. Schulte (4)               675             *          395,454           11.9%               -          -             6.1%

All directors and
executive officers as a
group (9 persons)              424,976          16.3%       1,393,590           42.1%         507,063       88.6%           35.9%

 _____________________
 *    less than 1%

 (1)  Unless otherwise indicated, the address of each person listed above is:
      1101 Walnut, Suite 1500, Kansas City, Missouri 64106. All persons listed have sole voting power and investment power with respect to their units unless otherwise indicated.

 (2) The senior and junior subordinated units indicated as beneficially owned by Inergy Holdings are held by New Inergy Propane, LLC, a wholly-owned subsidiary of Inergy Partners, LLC and an indirect subsidiary of Inergy Holdings. The common units indicated as beneficially owned by Inergy Holdings are held by Inergy Partners, LLC (10,000 units) and IPCH Acquisition Corp. (394,601 units), a wholly-owned subsidiary of Inergy Holdings.

 (3) Country Partners, Inc. (formerly Country Gas Company, Inc.) is controlled by the estate of Leonard Peterson and Arlene Peterson.

 (4) KCEP Ventures II, LP ("KCEP II") owns 395,454 senior subordinated units. KCEP II is a Missouri limited partnership. Mr. Schulte in his capacity as a managing director of KCEP II may be deemed to beneficially own these units. Mr. Green is a special limited partner in KCEP II. Both Mr. Schulte and Mr. Green disclaim beneficial ownership of these units.

 (5) The Hoosier Propane Group consists of Domex, Inc., Investors, Inc. and L&L Leasing, Inc. (collectively, the "Hoosier Entities"). Each of Jerry Boman, Glen Cook and Wayne Cook own 31.8% of the Hoosier Entities. Mr. Elbert, one of our executive officers, holds the remaining ownership interest in the Hoosier Entities. He disclaims beneficial ownership of the units held by the Hoosier Entities.

 (6) Edward C. Brown in his capacity as managing partner of Rocky Mountain Capital Partners, LLP, the general partner of Rocky Mountain Mezzanine Fund, may be deemed to beneficially own these units.

 (7) Mr. Sherman holds an ownership interest in and has voting control of Inergy Holdings, as indicated in the following table.

 (8) Messrs. Hughes, Fox and Gautreaux each hold an ownership interest in Inergy Holdings, as indicated in the following table.

 (9) Mr. Green in his capacity as a general partner of RNG Investments, LP, a Delaware limited partnership ("RNG Investments"), may be deemed to beneficially own 31,818 senior subordinated units held by RNG Investments.

 (10) Mr. Gfeller in his capacity as managing member of Clayton-Hamilton, LLC may be deemed to beneficially own 6,364 units held by Clayton-Hamilton.

      The following table shows the beneficial ownership as of December 26, 2001 of Inergy Holdings, LLC of the directors and executive officers of our managing general partner. As reflected above, Inergy Holdings owns our managing general partner, substantially all of our non-managing general partner, the incentive distribution rights and, through subsidiaries, approximately 35.2% of our outstanding units.


                                                 Inergy Holdings, LLC Percent
         Name of Beneficial Owner (1)                    of Class (2)
------------------------------------------------------------------------------
John J. Sherman                                              66.7%

Phillip L. Elbert (3)                                           -

R. Brooks Sherman Jr.                                           -

Carl A. Hughes                                                8.3

Michael D. Fox                                                8.3

William C. Gautreaux                                          8.3

Richard C. Green, Jr.                                           -

Warren H. Gfeller                                               -

David J. Schulte                                                -

All directors and executive officers as
 a group (9 persons) (3)                                     91.6%

_____________
(1) The address of each person listed above is 1101 Walnut, Suite 1500, Kansas City, Missouri 64106.

(2) The ownership of Inergy Holdings has not been certificated. As of the date of this report, voting rights attach only to Mr. John Sherman's ownership interest. In the event Mr. John Sherman's ownership fails to exceed 50%, the remaining owners of Inergy Holdings will acquire voting rights in proportion to the ownership interest.

(3) Mr. Elbert holds an option to acquire 7.1% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully at the end of five years and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Elbert's employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Elbert's employment agreement). Mr. Elbert's option expires on January 12, 2011. In the event Mr. Elbert exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

Related Party Transactions


     On December 31, 1999, KCEP Ventures II, L.P. ("KCEP II") acquired a preferred interest in a predecessor entity of Inergy, L.P., for $2.0 million in cash ("KCEP II 1999 Investment"). David Schulte, one of our directors, holds voting power in KCEP II. Richard Green, one of our directors, is a limited partner of KCEP II. Under the terms of its investment in us, KCEP II's preferred interest will automatically converted into 204,545 senior subordinated units. As a result of favorable conversion terms, there is a beneficial conversion feature associated with the KCEP II 1999 Investment. Please read "Notes to Consolidated Financial Statements." Further, pursuant to the terms of the KCEP II 1999 Investment, KCEP II will have the right to elect one member of the board of directors of our general partner until certain events related to subordination occur. David Schulte is currently serving as KCEP II's board designee. The terms of this investment also provide for certain limited registration rights which are described below.

     On June 1, 2000, a predecessor entity of Inergy, L.P. acquired all of the propane assets of Country Gas Company, Inc. for a purchase price of approximately $18.6 million. The consideration paid in respect of the purchase price consisted of approximately $9.6 million in cash and assumed liabilities and a $9.0 million preferred interest in a predecessor entity. Under the terms of its preferred interest, Country Gas exchanged its preferred interest for 409,091 senior subordinated units concurrently with the July 2001 closing of our initial public offering.

     As a result of the Country Gas acquisition, we lease three properties from Country Enterprises, an Illinois general partnership ("Country Enterprises"). Country Enterprises is controlled by the estate of Leonard Peterson and Arlene Peterson, the controlling shareholders of Country Partners (formerly Country
Gas). The leases provide for aggregate monthly payments of $16,000 through June 30, 2001 and $14,000 thereafter, which are subject to adjustment based on the consumer price index. During the fiscal year ended September 30, 2001, we paid Country Enterprises an aggregate of $186,000 in respect of these leases. In addition, we pay for all utilities, taxes, insurance and normal maintenance on these properties.

Each lease has an initial term of five years expiring on May 31, 2005. We have the right to extend each lease for one successive term of five years.

     On January 12, 2001, a predecessor entity of Inergy, L.P. sold preferred interests to various investors (the "2001 Investor Group"), including KCEP II, RNG Investments, L.P. and Clayton-Hamilton, LLC for $15 million in cash. After giving effect to the exercise of options subsequent to the January 2001 investment, KCEP II had invested, as part of the 2001 Investor Group, $3.0 million in our predecessor. Mr. Schulte, one of our directors, is a managing director of KCEP II. Mr. Green, one of our directors, is a limited partner of KCEP II and is the managing general partner of RNG Investments. Clayton-Hamilton is an affiliate of Mr. Gfeller, one of our directors. KCEP II, RNG Investments and Clayton-Hamilton acquired their preferred interests, for $3.0 million, $500,000 and $100,000, respectively. Concurrently with the July 2001 closing of our initial public offering, the preferred interests held by these investors automatically converted into 190,909, 31,818 and 6,364 senior subordinated units. As a result of favorable conversion terms, there is a beneficial conversion feature associated with the investment of the 2001 Investor Group. Please read "Notes to Consolidated Financial Statements."

     As a group, all members of the 2001 Investor Group have the right to elect one director to our managing general partner's board of directors until certain events related to subordination occur. Mr. Green is currently the board designee of these investors. These investors are also entitled to registration rights, which are described below.

     On January 12, 2001, our predecessor entered into an Investors Rights Agreement with the 2001 Investor Group. That agreement provides the members of the 2001 Investor Group with the following registration rights:

     . The 2001 Investor Group may demand registration once following each date senior subordinated units are converted to common units. This demand, if made, must be made with respect to 50% or more of the common units then held by the 2001 Investor Group.

     . If we meet the eligibility requirements of Form S-3, then members of the 2001 Investor Group representing 33 1/3% or more of the common units held by the 2001 Investor Group can demand that we file a registration statement on Form S-3 to register their common units.

     . We are not required to effect more than one registration in any twelve-month period.

     . If we file a registration statement (other than one relating to employee benefit plans or exchange offers), the members of the 2001 Investor Group have piggy-back registration rights subject to limitations specified in the Investors Rights Agreement.

     . The right of the 2001 Investor Group to demand registration of their common units expires on the third anniversary of the final subordination release date and their right to piggy-back registration rights expires on the fifth anniversary of the final subordination release date.

     . All costs of any registration exclusive of any underwriting discounts or commissions will be borne by Company.

     On January 12, 2001, a predecessor entity of Inergy, L.P., acquired all of the propane assets of Investors 300, Inc., Domex, Inc. and L&L Leasing, Inc. (collectively, the "Hoosier Propane Group"), for a purchase price of approximately $74.0 million. Mr. Elbert, one of our executive officers, is a stockholder of the companies comprising the Hoosier Propane Group. The consideration paid in respect of the purchase price consisted of approximately $61.6 million in cash and assumed liabilities, a subordinated promissory note of $5.0 million and a preferred interest in our predecessor entity of $7.4 million. The subordinated promissory note was repaid at the closing of our initial public offering. The preferred interests held by the Hoosier Propane Group were exchanged for 336,456 senior subordinated units concurrently with our initial public offering.

TRANSACTIONS RELATED TO THE INDEPENDENT PROPANE COMPANY ACQUISITION

     In connection with the Independent Propane Company acquisition, our Company and several of its affiliates entered into various transactions. IPCH Acquisition Corp., an affiliate of a managing general partner that ultimately become the sole stockholder of Independent Propane Company, borrowed approximately $27,000,000 from financial institution lenders. A portion of these loan proceeds were applied to acquire 365,019 common units from our Company. The aggregate purchase price paid for these common units was approximately $9,600,000. IPCH Acquisition Corp utilized these common units to provide a portion of the merger consideration distributed to certain former stockholders of Independent Propane Company's parent corporation. The balance of the loan proceeds - up to $17,400,000 -- were made available to provide the cash portion of the acquisition consideration.

     Immediately following the Independent Propane acquisition, IPCH Acquisition Corp. sold, assigned and transferred to our operating company the operating assets of Independent Propane and certain rights under the Independent Propane acquisition agreement and related escrow agreement. In consideration for the above sale, assignment and transfer, our Company issued and sold to IPCH Acquisition Corp. 394,601 common units, and our operating company assumed responsibility for substantially all debts, liabilities and obligations of IPCH Acquisition Corp. as of the effective time of the Independent Propane acquisition, including the $27,000,000 loan referred to above. Our Company agreed that if it proposes to register any of its common units under applicable securities laws, IPCH Acquisition Corp. will have the right to include in such registration the 394,601 common units acquired by it, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by IPCH Acquisition Corp. and our Company.

     Our operating company agreed that IPCH Acquisition Corp. may obtain loans from financial institution lenders during the five year period following the date of the Independent Propane acquisition for certain specified purposes. If IPCH Acquisition Corp. obtains any such loans, our operating company agreed to reimburse IPCH Acquisition Corp. for all out-of-pocket costs and expenses incurred for up to $5,000,000 of such borrowings, excluding interest.

     IPCH Acquisition Corp. has the right to appoint two directors to the board of directors of our managing general partner for a period of three years immediately following the date of the Independent Propane acquisition.

     IPCH Acquisition Corp. agreed to guarantee the payment when due of the obligations of our operating company with respect to the loan of up to $35,000,000.

     An independent committee of the Board of Directors reviewed the transactions described above on behalf of the unitholders who are not affiliated with our managing general partner.

     Inergy Partners, LLC contributed $203,857 in cash to Inergy, L.P. in conjunction with the Independent Propane Company acquisition in order to maintain its 2% non-managing general partner interest.

Distributions and Payments to the Managing General Partner and the Non-managing General Partner

     The following table summarizes the distributions and payments to be made by us to our managing general partner and its affiliates in connection with the formation, ongoing operation and the liquidation of Inergy. These distributions and payments were determined by and among affiliated entities and are not the result of arm's length negotiations.

Formation Stage
The consideration received by Inergy Holdings and its
affiliates for the transfer of the affiliates'
interests in the subsidiaries and a capital
contribution...........................................        1,306,911 senior subordinated units and 572,542 junior subordinated units; a 2% general partner interest in Inergy; and the incentive distribution rights.

Operational Stage

Distributions of available cash to our managing
general partner and its affiliates.....................        Cash distributions will generally be made 98% to the unitholders, including affiliates of the managing general partner as holders of common units and senior and junior subordinated units, and 2% to the non-managing general partner. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution,
                                                               Inergy Holdings will be entitled to receive increasing percentages of the distributions, up to 48% of the distributions above the highest target level.

                                                               Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our non-managing general partner and its affiliates would receive a distribution of approximately $268,697 on the 2% general partner interest and a distribution of approximately $4,510,687 on their senior and junior subordinated units.

Payments to our managing general partner and its
affiliates.............................................        Our managing general partner and its affiliates will not receive any management fee or other compensation for the management of Inergy.
                                                               Our managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on our behalf. For the two months ended September 30, 2001, the expense reimbursement to the managing general partner and its affiliates was approximately
                                                               $2.4 million.

Withdrawal or removal of our managing general
partner................................................        If our managing general partner withdraws in violation of the partnership agreement or is removed for cause, a successor general partner has the option to buy the general partner interests and incentive distribution rights from our non-managing general partner for a cash price equal to fair market value. If our managing general partner withdraws or is removed under any other circumstances, our non-managing general partner has the option to require the successor general partner to buy its

                                                               general partner interests and incentive distribution rights for a cash price equal to fair market value.

                                                               If either of these options is not exercised, the general partner interests and incentive distribution rights will automatically convert into common units equal to the fair market value of those interests. In addition, we will be required to pay the departing general partner for expense reimbursements.

Liquidation Stage

Liquidation..........................................          Upon our liquidation, the partners, including our non-managing general partner, will be entitled to receive liquidating
                                                               distributions according to their particular capital account balances.

Rights of our Managing General Partner and our Non-managing General Partner

     A subsidiary of our non-managing general partner owns an approximate 34% limited partner interest in us. Inergy Holdings owns substantially all of our non-managing general partner and all of our managing general partner. The managing general partner's ability to manage and operate Inergy, L.P. coupled with Inergy Holdings' ownership of an aggregate 34% limited partner interest in us effectively gives Inergy Holding the right to veto some actions of Inergy, L.P. and to control the management of Inergy.

Contribution Agreement

     Inergy, L.P., the managing general partner, the non-managing general partner and some other parties have entered into a contribution agreement that effected the vesting of assets in, and the assumption of liabilities by, the subsidiaries, and the application of the proceeds of our initial public offering. This agreement was not the result of arm's-length negotiations, and we cannot assure you that it, or that any of the transactions which it provides for, will be effected on terms at least as favorable to the parties to this agreement as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of our initial public offering.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  -----------------------------------------------------------------

     (a) Exhibits, Financial Statements and Financial Statement Schedules:

     1.  Financial Statements:

         See Index Page for Financial Statements located on pages F-1 to F-34.

     2.  Financial Statement Schedules:

     Financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

     3.  Exhibits:

Exhibit No.    Description
-----------    -----------

3.1 Certificate of Limited Partnership of Inergy, L.P. (filed as Exhibit 3.1 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

3.2 Form of Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (included as Appendix A to the Prospectus constituting a part of our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

4.1     Specimen Unit Certificate for Senior Subordinated Units (filed as
        Exhibit 4.1 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

4.2     Specimen Unit Certificate for Junior Subordinated Units (filed as
        Exhibit 4.2 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

4.3 Specimen Unit Certificate for Common Units (filed as Exhibit 4.3 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

10.1 Fourth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein. **

10.2 Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (filed as Exhibit 10.3 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

10.3 Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (filed as Exhibit 10.4 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).

10.4 Inergy Employee Long-Term Incentive Plan (filed as Exhibit 10.6 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.5 Inergy Unit Purchase Plan (filed as Exhibit 10.7 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.6 Employment Agreement--John J. Sherman (filed as Exhibit 10.8 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.7 Employment Agreement--Phillip L. Elbert (filed as Exhibit 10.9 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.7.1  First Amendment to Employment Agreement--Phillip L. Elbert (filed as
        Exhibit 10.9a to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.8 Employment Agreement--R. Brooks Sherman Jr. (filed as Exhibit 10.10 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.8.1 First Amendment to Employment Agreement--R. Brooks Sherman Jr. (filed as Exhibit 10.10a to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.9 Employment Agreement--Carl A. Hughes (filed as Exhibit 10.11 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.10 Employment Agreement--Michael D. Fox (filed as Exhibit 10.12 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

10.11 Employment Agreement--William C. Gautreaux (filed as Exhibit 10.13 to our Company's Registration Statement on Form S-1 (Registration No. 333-56976) and incorporated herein by reference).*

21.1    List of subsidiaries

_______________________
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a).
**   Filed herewith

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Partnership during the three month period ended September 30, 2001

     (c)  Exhibits.

          See exhibits identified above under Item 14(a)3.

     (d)  Financial Statement Schedules.

          See financial statement schedules identified above under Item 14(a)2, if any.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INERGY, L.P.

                                         By Inergy GP, LLC
                                            (its managing general partner)

Dated:  December 28, 2001                By  /s/ John J. Sherman
                                            ------------------------------------
                                                 John J. Sherman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date                                           Signature and Title
----                                           -------------------

December 28, 2001                  /s/ John. J. Sherman
                                  -------------------------------------------
                                  John J. Sherman, President, Chief Executive
                                  Officer and Director (Principal Executive
                                  Officer)

December 28, 2001                  /s/ R. Brooks Sherman, Jr.
                                  -------------------------------------------
                                  R. Brooks Sherman, Jr., Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)

December 28, 2001                 /s/ Phillip L. Elbert
                                  -------------------------------------------
                                  Phillip L. Elbert, Director

December 28, 2001                 /s/ Richard C. Green, Jr.
                                  -------------------------------------------
                                  Richard C. Green, Jr., Director

December 28, 2001                 /s/ Warren H. Gfeller
                                  -------------------------------------------
                                  Warren H. Gfeller, Director

December 28, 2001                 /s/ David J. Schulte
                                  -------------------------------------------
                                  David J. Schulte, Director

                          Inergy, L.P.and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                       Consolidated Financial Statements

                    September 30, 2000 and 2001 and for the
                        Three Years in the Period Ended
                              September 30, 2001



                                   Contents

Report of Independent Auditors...................................................................  F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets......................................................................  F-2
Consolidated Statements of Operations............................................................  F-4
Consolidated Statements of Redeemable Preferred Members' Interest and
 Members' Equity/Partners' Capital...............................................................  F-5
Consolidated Statements of Cash Flows............................................................  F-7
Notes to Consolidated Financial Statements.......................................................  F-9

                        Report of Independent Auditors

The Board of Directors and Members
Inergy, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) (the Partnership) as of September 30, 2000 and 2001, and the related consolidated statements of operations, redeemable preferred members' interest and members' equity/partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) at September 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Kansas City, Missouri
December 10, 2001, except for
 Notes 4 and 12, as to which
 the date is December 20, 2001

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                          Consolidated Balance Sheets

                                                                        September 30
                                                                   2000             2001
                                                                  ------------------------
                                                                       (In Thousands)
Assets (Note 4)
Current assets:
 Cash                                                             $ 1,373         $  2,171
 Accounts receivable, less allowance for doubtful
  accounts of $225 and $186 at September 30, 2000 and
  2001, respectively                                               12,602           11,457
 Inventories                                                        3,630           12,694
 Prepaid expenses and other current assets                          1,014            1,411
 Assets from price risk management activities                       3,580            9,187
                                                                  ------------------------
Total current assets                                               22,199           36,920

Property, plant and equipment, at cost:
 Land and buildings                                                   740            4,511
 Office furniture and equipment                                       808            1,172
 Vehicles                                                           4,138           11,435
 Tanks and plant equipment                                         30,283           58,737
                                                                  ------------------------
                                                                   35,969           75,855
 Less accumulated depreciation                                     (2,533)          (5,812)
                                                                  ------------------------
Net property, plant and equipment                                  33,436           70,043

Intangible assets (Note 2):
 Covenants not to compete                                           3,228            3,771
 Deferred financing costs                                             333            2,985
 Deferred acquisition costs                                           460              115
 Customer accounts                                                  3,500           14,000
 Goodwill                                                           6,880           32,121
                                                                  ------------------------
                                                                   14,401           52,992
 Less accumulated amortization                                     (1,246)          (4,431)
                                                                  ------------------------
Net intangible assets                                              13,155           48,561

Other                                                                 134              129
                                                                  ------------------------
Total assets                                                      $68,924         $155,653
                                                                  ========================

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)



                                                                        September 30
                                                                   2000             2001
                                                                  ------------------------
                                                                       (In Thousands)
Liabilities and members' equity/partners' capital
Current liabilities:
 Accounts payable                                                 $11,502         $  8,416
 Accrued expenses                                                   3,715            5,679
 Customer deposits                                                  1,676           10,060
 Liabilities from price risk management activities                  2,294            4,612
 Current portion of long-term debt (Note 4)                           605           10,469
                                                                  ------------------------
Total current liabilities                                          19,792           39,236

Deferred income taxes (Note 6)                                        942                -

Long-term debt, less current portion (Note 4)                      34,322           43,663
Redeemable preferred members' interest (Notes 2 and 7)             10,896                -

Members' equity/partners' capital (Notes 2, 4, 7 and 8):
 Class A preferred interest                                         4,892                -
 Common interest                                                   (1,686)               -
 Deferred compensation                                               (234)               -
 Common unitholders (1,840,000 units issued and
  outstanding in 2001)                                                  -           24,981
 Senior subordinated unitholders (3,313,367 units issued
  and outstanding in 2001)                                              -           45,060
 Junior subordinated unitholders (572,542 units issued
  and outstanding in 2001)                                              -            1,258
 Non-managing general partner (2% interest with dilutive
  effect equivalent to 116,855 units issued and
  outstanding in 2001)                                                  -            1,455
                                                                  ------------------------
Total members' equity/partners' capital                             2,972           72,754
                                                                  ------------------------
Total liabilities and members' equity/partners' capital           $68,924         $155,653
                                                                  ========================

See accompanying notes.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                     Consolidated Statements of Operations
                      (In Thousands Except Per Unit Data)

                                                                        (3)  Year Ended September 30

                                                                         1999                  2000                  2001
                                                                        ---------------------------------------------------
Revenue:
 Propane                                                                $16,227               $89,042              $212,441
 Other                                                                    2,984                 4,553                10,698
                                                                        ---------------------------------------------------
                                                                         19,211                93,595               223,139

Cost of product sold                                                     13,754                81,636               182,582
                                                                        ---------------------------------------------------
Gross profit                                                              5,457                11,959                40,557
Expenses:
 Operating and administrative                                             4,119                 8,990                23,501
 Depreciation and amortization                                              690                 2,286                 6,532
                                                                        ---------------------------------------------------
Operating income                                                            648                   683                10,524

Other income (expense):
 Interest expense (Note 4)                                                 (962)               (2,740)               (6,670)
 Gain on sale of property, plant and equipment                              101                     -                    37
 Finance charges                                                             79                   176                   290
 Other                                                                        5                    59                   168
                                                                        ---------------------------------------------------
Income (loss) before income taxes                                          (129)               (1,822)                4,349

Provision for income taxes                                                   56                     7                     -
                                                                        ---------------------------------------------------
Net income (loss)                                                       $  (185)              $(1,829)             $  4,349
                                                                        ===================================================

Predecessor net income for the period from October 1,
 2000 through July 31, 2001                                                                                        $  6,664
                                                                                                                   ========
Inergy, L.P. net loss for the period from August 1, 2001
 through September 30, 2001                                                                                        $ (2,315)
                                                                                                                   ========
Partners' interest information for the period from August 1, 2001 through
 September 30, 2001:
 Non-managing general partners' interest in net loss                                                               $    (46)
                                                                                                                   ========
Limited partners' interest in net loss:
 Common unit interest:
  Allocation of net loss                                                                                           $   (729)
  Less beneficial conversion value allocated to senior
   subordinated units (Notes 1 and 7)                                                                                (8,600)
                                                                                                                   --------
  Net common unit interest                                                                                           (9,329)

 Senior subordinated interest:
  Allocation of net loss                                                                                             (1,313)
  Plus beneficial conversion value allocated to senior
   subordinated units (Notes 1 and 7)                                                                                 8,600
                                                                                                                   --------
  Net senior subordinated unit interest                                                                               7,287
 Junior subordinated unit interest                                                                                     (227)
                                                                                                                   --------
Total limited partners' interest in net loss                                                                       $ (2,269)
                                                                                                                   ========

Net loss per limited partner unit -basic and diluted                                                               $  (0.40)
                                                                                                                   ========
Weighted average limited partners' units outstanding                                                                  5,726
                                                                                                                   ========

See accompanying notes.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

     Consolidated Statements of Redeemable Preferred Members' Interest and
                       Members' Equity/Partners' Capital
                                (In Thousands)

                                                                      Members' Equity                      Partners' Capital
                                                         -----------------------------------------     -------------------------
                                           Redeemable                                                                 Senior
                                           Preferred       Class A                                      Common     Subordinated
                                            Members'      Preferred     Common         Deferred          Unit          Unit
                                            Interest      Interest     Interest      Compensation       Capital      Capital
                                          ------------   -----------------------------------------     -------------------------
Balance at September 30, 1998              $       -         $2,345    $    658             $(392)      $     -      $     -
  Common and preferred interests
    issued in acquisitions (Note 2)                -          2,548         397                 -             -            -
  Amortization of deferred
    compensation                                   -              -           -                78             -            -
  Members' distributions                           -              -        (180)                -             -            -
  Net loss                                         -              -        (185)                -             -            -
                                          ------------   -----------------------------------------     -------------------------
Balance at September 30, 1999                      -          4,893         690              (314)            -            -
  Redeemable preferred interests
    issued in acquisitions (Note 2)            9,000              -           -                 -             -            -
  Redeemable preferred interests
    issued for cash, net of offering
    costs of $104                              1,896              -           -                 -             -            -
  Redemption of preferred interest                 -             (1)          -                 1             -            -
  Amortization of deferred
    compensation                                   -              -           -                79             -            -
  Members' distributions                           -              -        (547)                -             -            -
  Net loss                                         -              -      (1,829)                -             -            -
                                          ------------   -----------------------------------------     -------------------------
Balance at September 30, 2000                 10,896          4,892      (1,686)             (234)            -            -

                                               Partners' Capital          Total
                                          ----------------------------
                                             Junior                     Members'
                                          Subordinated    Non-Managing   Equity/
                                              Unit          General     Partners'
                                            Capital         Partner      Capital
                                          ---------------------------- -----------
Balance at September 30, 1998              $       -         $    -    $  2,611
  Common and preferred interests
    issued in acquisitions (Note 2)                -              -       2,945
  Amortization of deferred
    compensation                                   -              -          78
  Members' distributions                           -              -        (180)
  Net loss                                         -              -        (185)
                                          ---------------------------- -----------
Balance at September 30, 1999                      -              -       5,269
  Redeemable preferred interests
    issued in acquisitions (Note 2)                -              -           -
  Redeemable preferred interests
    issued for cash, net of offering
    costs of $104                                  -              -           -
  Redemption of preferred interest                 -              -           -
  Amortization of deferred
    compensation                                   -              -          79
  Members' distributions                           -              -        (547)
  Net loss                                         -              -      (1,829)
                                          ---------------------------- -----------
Balance at September 30, 2000                      -              -       2,972

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

     Consolidated Statements of Redeemable Preferred Members' Interest and
                 Members' Equity/Partners' Capital (continued)
                                (In Thousands)

                                                                        Members' Equity                    Partners' Capital
                                                            ----------------------------------------    -----------------------
                                              Redeemable                                                              Senior
                                              Preferred      Class A                                    Common     Subordinated
                                               Members'     Preferred      Common         Deferred       Unit          Unit
                                               Interest     Interest      Interest      Compensation    Capital      Capital
                                              ----------    ----------------------------------------    -----------------------
Balance at September 30, 2000                 $ 10,896      $  4,892      $ (1,686)        $ (234)      $     -    $     -
  Net income October 1, 2000 through
     July 31, 2001                            $      -             -         6,664              -             -          -
  Redeemable preferred interests
     issued for cash, net of offering
     costs of $513                              16,087             -             -              -             -          -
  Redeemable preferred interests
     issued in acquisition (Note 2)              7,402             -             -              -             -          -
  Inergy Partners, LLC members'
     distributions                                   -             -        (2,554)             -             -          -
  Redemption of preferred interest                   -           (41)            8              -             -          -
  Amortization of deferred
     compensation                                    -             -             -             65             -          -
  Assets (liabilities) retained by
     Inergy Partners LLC                             -             -          (909)             -             -          -
  Accelerated vesting of deferred
     compensation due to initial
     public offering                                 -             -             -            169             -          -
  Net proceeds from initial public
     offering                                        -                           -              -        34,310          -
  Transfers of capital in accordance
     with initial public offering              (34,385)       (4,851)       (1,523)             -             -     37,773
  Net loss August 1, 2001 through
     September 30, 2001                              -             -             -              -          (729)    (1,313)
  Beneficial conversion feature of
     the conversion of certain
     Redeemable Preferred Members'
     Interests to Senior Subordinated
     Units                                           -             -             -              -        (8,600)     8,600
                                              ----------    ----------------------------------------    -----------------------
Balance at September 30, 2001                 $      -      $      -      $      -         $    -       $24,981    $45,060
                                              ==========    ========================================    =======================

                                                  Partners' Capital         Total
                                              --------------------------
                                                 Junior                   Members'
                                              Subordinated  Non-Managing   Equity/
                                                  Unit        General     Partners'
                                                Capital       Partner      Capital
                                              --------------------------  ---------
Balance at September 30, 2000                 $      -      $      -      $  2,972
  Net income October 1, 2000 through
     July 31, 2001                                   -             -         6,664
  Redeemable preferred interests
     issued for cash, net of offering
     costs of $513                                   -             -             -
  Redeemable preferred interests
     issued in acquisition (Note 2)                  -             -             -
  Inergy Partners, LLC members'
     distributions                                   -             -        (2,554)
  Redemption of preferred interest                   -             -           (33)
  Amortization of deferred
     compensation                                    -             -            65
  Assets (liabilities) retained by
     Inergy Partners LLC                             -             -          (909)
  Accelerated vesting of deferred
     compensation due to initial
     public offering                                 -             -           169
  Net proceeds from initial public
     offering                                        -             -        34,310
  Transfers of capital in accordance
     with initial public offering                1,485         1,501        34,385
  Net loss August 1, 2001 through
     September 30, 2001                           (227)          (46)       (2,315)
  Beneficial conversion feature of
     the conversion of certain
     Redeemable Preferred Members'
     Interests to Senior Subordinated
     Units                                           -             -             -
                                              --------------------------  ---------
Balance at September 30, 2001                 $  1,258      $  1,455      $ 72,754
                                              ==========================  =========

See accompanying notes.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                     (4)      Year Ended September 30

                                                       1999             2000              2001
                                                     -------------------------------------------
Operating activities
Net income (loss)                                    $   (185)        $ (1,829)         $  4,349
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Provision for doubtful accounts                          77              139               912
  Depreciation                                            440            1,427             3,438
  Amortization                                            250              859             3,094
  Amortization of deferred financing costs                 73               87               424
  Gain on disposal of property, plant and
    equipment                                            (101)               -               (37)
  Deferred income taxes                                     8                -                 -
  Net liabilities from price risk management
    activities                                          1,206           (2,492)           (3,289)
  Deferred compensation                                    78               79               234
  Changes in operating assets and
    liabilities, net of effects from
    acquisition of retail propane companies:
      Accounts receivable                              (3,451)          (5,842)           13,370
      Inventories                                      (3,812)           1,660            (6,154)
      Prepaid expenses and other current assets           (86)            (388)             (321)
      Other assets                                        (13)            (121)                5
      Accounts payable                                  2,642            3,836           (19,115)
      Accrued expenses                                    913            2,049             1,871
      Customer deposits                                 1,187              314             5,878
                                                     -------------------------------------------
Net cash provided by (used in) operating
 activities                                              (774)            (222)            4,659

Investing activities
Acquisition of retail propane companies               (11,430)          (9,600)          (56,263)
Purchases of property, plant and equipment             (1,354)          (2,275)           (4,758)
Deferred financing and acquisition costs
 incurred                                                (473)            (573)           (3,114)
Proceeds from sale of property, plant and
 equipment                                                127                -               118
Other                                                       -              (16)               (8)
                                                     -------------------------------------------
Net cash used in investing activities                 (13,130)         (12,464)          (64,025)

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

               Consolidated Statements of Cash Flows (continued)
                                (In Thousands)

                                                   (5)       Year Ended September 30

                                                     1999             2000             2001
                                                   -------------------------------------------
Financing activities
Proceeds from issuance of long-term debt           $ 25,373         $ 35,787         $ 178,054
Principal payments on long-term debt and
 noncompete obligations                             (11,137)         (23,229)         (163,849)
Net proceeds from issuance of redeemable
 preferred members' interest                              -            1,896            16,087
Net proceeds from issuance of common units
 in initial public offering                               -                -            34,310
Cash retained by Inergy Partners LLC                                                    (1,851)
Redemption of preferred stock                                                              (33)
Distributions to predecessor members                   (180)            (547)           (2,554)
                                                   -------------------------------------------
Net cash provided by financing activities            14,056           13,907            60,164
                                                   -------------------------------------------

Net increase in cash                                    152            1,221               798
Cash at beginning of year                                 -              152             1,373
                                                   -------------------------------------------
Cash at end of year                                $    152         $  1,373         $   2,171
                                                   ===========================================
Supplemental disclosure of cash flow
 information
Cash paid during the year for interest             $    823         $  2,538         $   6,171
                                                   ===========================================
Supplemental schedule of noncash investing
 and financing activities
Additions to covenants not to compete
 through the issuance of noncompete
 obligations                                       $  2,052         $     32         $       -
                                                   ===========================================
Acquisitions of retail propane companies
 through the issuances of common member
 equity and preferred interests                    $  2,945         $  9,000         $   7,402
                                                   ===========================================
Acquisition of retail propane company
 through the issuance of subordinated
 debt, which was subsequently retired in
 2001                                              $      -         $      -         $   5,000
                                                   ===========================================

See accompanying notes.

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies

Organization

Inergy, L.P. (the Partnership) was formed on March 7, 2001 as a Delaware limited partnership. The Partnership and its subsidiary Inergy Propane, LLC (the Operating Company) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries (Inergy Partners and referred to subsequent to the initial public offering described below as the Non-managing General Partner). In addition, Inergy Sales and Service, Inc. (Services), a subsidiary of the Operating Company, was formed to acquire and operate the service, work and appliance parts and sales business of Inergy Partners. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership's activities will be conducted through the Operating Company.

The Partnership Entities consummated in July 2001, an initial public offering (the Offering) of 1,840,000 common units representing limited partner interests in the Partnership (the Common Units) for an offering price of $22.00 per Common Unit aggregating $40,480 before approximately $6,170 of underwriting discounts and commissions and other expenses related to the Offering. The Operating Company assumed the Non-managing General Partner's obligation under its funded debt in connection with the conveyance in July 2001 (the Partnership Conveyance) by Inergy GP, LLC (the Managing General Partner) and the Non-managing General Partner (together referred to as the General Partners), of substantially all of their assets and liabilities (excluding $1,851 of cash and the deferred tax liabilities associated with the subsidiaries of Wilson Oil Company of Johnston County, Inc. (Wilson) and Rolesville Gas & Oil Company, Inc. (Rolesville)). The net proceeds from the Offering were used to repay the subordinated debt issued in connection with the acquisition of the Hoosier Propane Group (Note 2) and a portion of the outstanding credit agreement borrowings.

Pursuant to the terms of certain of the redeemable Class A preferred interest agreements issued by Inergy Partners prior to the Offering, in the event of an initial public offering, these interests would automatically convert into senior subordinated units of a master limited partnership. As such, in conjunction with the Offering, an additional 2,006,456

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

Senior Subordinated Units were issued to holders of the remaining redeemable Class A preferred interests of Inergy Partners, representing a 34.3% limited partner interest in the Partnership Entities.

Certain of the redeemable Class A preferred interests of Inergy Partners contained conversion terms that were more advantageous than the terms of the other preferred interests issued by Inergy Partners as further described in Note
7. These beneficial conversion terms resulted in Inergy, L.P. recognizing a decrease in common unit capital of $8.6 million with a corresponding increase in senior subordinated unit capital in the fourth quarter of fiscal 2001 following the Offering. Net income available to common unitholders for the fourth quarter and year ended September 30, 2001 is decreased by $8.6 million while net income attributable to senior subordinated unitholders is increased by the same amount.

Inergy, L.P. has no employees and is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy, L.P., and all other necessary or appropriate expenses allocable to Inergy, L.P. or otherwise reasonably incurred by the Inergy GP, LLC in connection with operating Inergy, L.P. business. These costs, which totaled approximately $2,435 for the period from August 1, 2001 through September 30, 2001, include compensation and benefits paid to officers and employees of Inergy GP, LLC.

The General Partners own general partner interests representing an aggregate 2% unsubordinated general partner interest in the Partnership and the Operating Company on a combined basis. In addition, the Non-managing General Partner owns 1,306,911 Senior Subordinated Units and 572,542 Junior Subordinated Units representing a 32.2% limited partner interest in the Partnership Entities.

Basis of Presentation

The accompanying consolidated financial statements presented herein reflect the effects of the Partnership Conveyance, in which the Partnership Entities became the successor to the businesses of Inergy Partners. As such, the consolidated financial statements represent Inergy Partners prior to the Partnership Conveyance and the Partnership Entities

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of Inergy Partners. The entity representative of both the operations of (i) Inergy Partners prior to the Partnership Conveyance; and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as 'Inergy'. The Non-Managing General Partner retained those assets and liabilities not conveyed to the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy's operations are concentrated in the Midwest and Southeast regions of the United States.

Accounting for Price Risk Management

Inergy, through its wholesale operations, offers price risk management services to its customers and, in addition, trades for its own account (see Note 3). Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, inclusive of reserves, and are shown in the consolidated balance sheet as assets and liabilities from price risk management activities. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements are recognized in cost of products sold. Changes in the assets and liabilities from trading and price risk management activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Inergy's position in an orderly manner over a reasonable period of time under present market conditions.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows. See Note 3 for further discussion of Inergy's price risk management activities.

Revenue Recognition

Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Credit Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers throughout the Midwestern and Eastern portions of the United States. Credit is generally extended to retail customers through delivery into company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are reflected in Inergy's consolidated financial statements and have generally been within management's expectations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average cost method or market. Inventories for wholesale operations, which consist mainly of liquid propane commodities, are stated at market, as discussed in Note 3. The market adjustment was an unrealized gain of $39 at September 30, 2000 and an unrealized loss of $396 at September 30, 2001.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the assets' estimated useful lives, as follows:

                                                                       Years
                                                                     ---------
          Buildings and improvements                                    25
          Office furniture and equipment                                5-10
          Vehicles                                                      5-10
          Tanks and plant equipment                                    10-30

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

                                                                       Years
                                                                     ---------
          Covenants not to compete                                     5-10
          Deferred financing costs                                      1-3
          Customer accounts                                              15
          Goodwill                                                       15

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Covenants not to compete, customer accounts and goodwill arose from the various acquisitions by Inergy and are discussed in Note 2.

Deferred acquisition costs represent costs incurred to date on acquisitions that Inergy is actively pursuing, most of which relate to the acquisitions completed subsequent to year end, as discussed in Note 12.

Inergy reviews its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

The earnings of the Partnership and Operating Company are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in Inergy's consolidated financial statements relating to the earnings of the Partnership and Operating Company. Federal and state income taxes are, however, provided on the earnings of Services. The Partnership entities provide deferred income taxes to recognize the effect of temporary differences between Services' basis of assets and liabilities for income tax and financial statement purposes. No income tax provision was necessary at September 30, 2001. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Federal and state income tax expense for periods prior to the Partnership Conveyance relate to Wilson

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

and Rolesville, wholly owned subsidiaries of Inergy Partners, which were C Corporations and accounted for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. In connection with the Partnership Conveyance, all income tax liabilities of Inergy Partners were retained by the Non-managing General Partner.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Inergy for long-term debt with similar terms and maturities, the aggregate fair value of Inergy's long-term debt approximates the aggregate carrying amount as of September 30, 2000 and 2001.

Income (Loss) per Limited Partner Unit

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income
(loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. Unit options were antidilutive in 2001 due to the loss incurred for the period from August 1, 2001 through September 30, 2001. As such, basic and diluted net income (loss) per limited partner unit are identical in 2001.

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

Segment Information

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS No. 131 defines operating segment as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining the Company's reportable segments under the provisions of SFAS No. 131, the Company examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 11 for disclosures related to the Company's retail and wholesale segments. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of the Company's revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Those assets will be amortized over their useful lives, other than assets what have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

1. Accounting Policies (continued)

Inergy adopted Statement No. 142 on October 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, Inergy has six months from the time of adoption to have completed the valuation of each of Inergy's operating segments to determine whether any impairment exists on the date of adoption. However, management does not believe that any impairment existed at adoption. The adoption of Statement No. 142 will eliminate goodwill amortization that would have totaled approximately $2,079 in fiscal 2002, based on the balances of September 30, 2001, and totaled approximately $1,720 in fiscal 2001.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Management has not determined the method, timing, or impact of adopting Statement No. 144.

Reclassifications

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

                          Inergy, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   Notes to Consolidated Financial Statements
                  (In Thousands Except Unit and Per Unit Data)

2. Acquisitions

During fiscal 1999, Inergy acquired substantially all of the assets of Ernie Lee Oil & LP Gas, LLC (December 1998), Longston Gas & Oil Company, Inc. (May 1999), Castleberry's, Inc. (July 1999), and Bradley Propane, Inc. (September 1999). In addition, Inergy acquired 100% of the oustanding stock of Wilson Oil Company of Johnston County, Inc. (December 1998) and Rolesville Gas & Oil Company, Inc. (August 1999) through a stock exchange and a purchase agreement. These acquired retail companies are involved in the sale and distribution of propane to local customer bases throughout the United States. The acquisitions have been accounted for using the purchase method of accounting. The acquired companies were purchased in separate transactions for an aggregate purchase price of $19,659 including acquisition costs and $3,232 in liabilities assumed. The consideration utilized in the fiscal 1999 acquisitions consisted of cash payments of $11,430 funded by the issuance of long-term debt, common and Class A preferred interests issued to certain former owners of these companies totaling $2,945, and the issuance of noncompete obligations in the amount of $2,052. Of the aggregate purchase price, $2,810 (including cash paid at closing) was allocated to covenants not to compete. The excess of aggregate purchase price over the fair market values of the net tangible and identifiable intangible assets acquired amounted to $942 and has been recorded as an increase in goodwill. The operating results of all acquisitions are included in Inergy's consolidated results of operations from the dates of acquisition.

During fiscal year 2000, Inergy acquired substantially all of the assets of Butane-Propane Gas Company of Tenn., Inc. (November 1999) and substantially all of the assets of Country Gas Company, Inc. (June 2000). These acquired retail companies are involved in the sale of propane to local customer bases throughout the United States. The acquisitions have been accounted for using the purchase method of accounting. The acquired companies were purchased in separate transactions for an aggregate purchase price of $19,787, including acquisition costs, and $1,155 in liabilities assumed. The consideration utilized in the 2000 acquisitions consisted of cash payments of $9,600 funded by the issuance of long-term debt, redeemable Class A preferred interests issued to certain former owners of these companies totaling $9,000 (see Note 7) and the issuance of

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

2. Acquisitions (continued)

noncompete obligations in the amount of $32. Of the aggregate purchase price, $102 (including cash paid at closing) was allocated to covenants not to compete. The excess of aggregate purchase prices over the fair market values of the net tangible and identifiable intangible assets acquired, including $3,500 allocated to customer accounts, amounted to $5,594 and has been recorded as an increase in goodwill. The operating results of all acquisitions are included in Inergy's consolidated results of operations from the dates of acquisition.

On January 12, 2001, Inergy acquired substantially all of the assets and assumed certain liabilities of Investors 300, Inc., Domex, Inc. and L&L Leasing, Inc., three companies owned by a common group of shareholders (referred to as the Hoosier Propane Group). The acquisition has been accounted for using the purchase method of accounting. The Hoosier Propane Group is involved in the sale and transportation of propane to local customer bases throughout the United States. The purchase price of approximately $74.0 million consisted of cash payments of approximately $55.4 million funded by the issuance of long-term debt and redeemable Class A preferred interests, acquisition costs of $0.6 million, a redeemable Class A preferred interest issued to certain former owners of the Hoosier Propane Group totaling $7.4 million, subordinated debentures issued to the Hoosier Propane Group shareholders totaling $5.0 million, and $5.6 million of liabilities assumed. The excess of purchase price over the fair market value of the net tangible and identifiable intangible assets acquired, including $10,500 allocated to customer accounts, amounted to $25,241 and has been recorded as an increase in goodwill. The acquisition was effective January 1, 2001 and Inergy's consolidated results of operations for the year ended September 30, 2001 include the Hoosier Propane Group operating results from the effective date.

During November 2000, Inergy also acquired substantially all the assets of Bear-Man Propane for $520 in cash. Inergy's consolidated results of operations for the year ended September 30, 2001 include Bear-Man Propane from the date of acquisition.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed October 1, 1999 and 2000, the beginning of the 2000 and 2001 fiscal years. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

2. Acquisitions (continued)

and customer accounts amortization, and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 1999 and 2000 or that will be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to September 30, 2001.

                                                       Year Ended
                                                      September 30
                                              2000                     2001
                                     ------------------------------------------
     Sales                             $167,031                 $254,680
     Net income (loss)                          (3,522)                  6,012

3. Price Risk Management and Financial Instruments

Inergy has recorded its trading activities at fair value in accordance with Emerging Issues Task Force Issue (EITF) No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF No. 98-10 requires energy trading contracts to be recorded at fair value on the consolidated balance sheet, with the changes in fair value included in earnings.

Trading Activities

Inergy, through its wholesale operations, offers price risk management services to energy related businesses through a variety of financial and other instruments including forward contracts involving physical delivery of propane. In addition, Inergy manages its own trading portfolio using forward physical and futures contracts. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

3. Price Risk Management and Financial Instruments (continued)

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

Instruments used for trading purposes include forwards, swaps and options, as defined above, as well as futures contracts.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments at September 30, 2000 and 2001 include fixed price payor for 1,526 and 2,505 barrels, respectively, and fixed price receiver for 1,479 and 2,862 barrels, respectively.

Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy's exposure to market or credit risks.

Fair Value

The fair value of the financial instruments related to price risk management activities as of September 30, 2000 and 2001 was assets of $3,580 and $9,187, respectively, and liabilities of $2,294 and $4,612, respectively, related to propane. The effects of all intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to trading and price risk management activities for the years ended September 30, 1999, 2000, and 2001 of ($154), $1,479, and $2,214, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

3. Price Risk Management and Financial Instruments (continued)

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. Inergy provides for such risks at the time trading activities are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2000 and 2001 are energy marketers.

4. Long-Term Debt

Long-term debt consisted of the following:

                                                           September 30
                                                      2000               2001
                                                    --------------------------

Credit agreement                                    $33,250            $53,000
Obligations under noncompetition agreements           1,625              1,101
Other                                                    52                 31
                                                    --------------------------
                                                     34,927             54,132
Less current portion                                    605             10,469
                                                    --------------------------
                                                    $34,322            $43,663
                                                    ==========================

During fiscal 2000, Inergy had a credit agreement with a financial institution providing Inergy with the capacity to borrow up to $41,000 ($9,000 under working capital lines of credit and $32,000 under a long-term acquisition line of credit). At September 30, 2000, borrowings under the working capital lines of credit and the acquisition line of credit were $4,900 and $28,350, respectively. The prime rate and LIBOR plus the applicable spreads were 9.5% and 9.37% to 9.93%, respectively, at September 30, 2000.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

4. Long-Term Debt (continued)

Inergy's credit agreement was amended in January 2001 in connection with the Hoosier Propane Group acquisition and resulted in a $96 million facility consisting of a $25 million revolving working capital line of credit and an acquisition term note of $71 million, with a maturity date of January 10, 2004. On July 25, 2001, in conjunction with the Offering (July 2001 amendment), the credit facility was again amended such that Inergy Propane, LLC was made the sole borrower and resulted in a $30 million revolving working capital line of credit and a $70 million revolving acquisition facility for acquisition and growth capital borrowings. The credit facility has a term of three years expiring July 2004 and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC. Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4,000 or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September
30. As such $4,000 of the outstanding balance at September 30, 2001 has been classified as a long-term liability in the accompanying 2001 consolidated balance sheet. At September 30, 2001, the balance outstanding under this amended credit facility was $53,000, including $14,000 under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 5.10% and 6.00% for all outstanding debt.

Inergy's credit agreement was again amended in December 2001 in connection with the IPC Acquisition (December 2001 amendment), as discussed in Note 12. This December 2001 amendment resulted in a $195 million facility comprised of a $50 million revolving working capital facility, a $75 million revolving acquisition facility and a 1-year, $70 million term note. The December 2001 amendment has a term of three years, expiring December 2004, and has similar interest terms to the July 2001 amendment.

During fiscal 2001, Inergy entered into interest rate hedging agreements in the form of interest rate swaps. Immediately prior to the closing of the Offering in July 2001, the interest rate hedging agreements were terminated in connection with the repayment of the long-term debt with offering proceeds. The termination of the interest rate swaps resulted in an interest expense charge of $507 in the fourth quarter of fiscal 2001.

The credit agreement, including the December 2001 amendment, contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of dividends to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $47 million at September 30, 2001.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

4. Long-Term Debt (continued)

Noninterest-bearing obligations due under noncompetition agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 1999 through 2001 with payments due through 2009 with imputed interest at 8.5% to 9.0%. Noninterest-bearing obligations consist of $2,130 and $1,448 in total payments due under noncompetition agreements, less unamortized discount based on imputed interest of $505 and $347 at September 30, 2000 and 2001, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending September 30 and thereafter, considering the terms of the credit facilities amended in December 2001 as discussed above, are as follows:

     2002                                                       $10,469
     2003                                                            75
     2004                                                        43,081
     2005                                                            86
     2006                                                            92
     Thereafter                                                     329
                                                                -------
                                                                $54,132
                                                                =======

5. Leases

Inergy has several noncancelable operating leases mainly for office space, which expire at various times over the next nine years.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following:

     (3) Year Ending September 30

     --------------------------------------

     2002                                                       $   513
     2003                                                           406
     2004                                                           359
     2005                                                           222
     2006                                                            50
     Thereafter                                                      68
                                                                -------
     Total minimum lease payments                               $ 1,618
                                                                =======

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

5. Leases (continued)

Rent expense for all operating leases during 1999, 2000, and 2001 amounted to $196, $424 and $581, respectively.

6. Income Taxes

Deferred income taxes related to Wilson and Rolesville reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred taxes at September 30, 2000 are a noncurrent deferred tax liability of $942 related to book/tax basis differences. This liability was excluded from the Partnership Conveyance as discussed in Note 1.

The provision for income taxes for the years ended September 30, 1999 and 2000 consists of the following:

                                                           September 30
                                                     1999                2000
                                                    --------------------------

  Current:
     Federal                                         $ 41                 $ -
     State                                              7                   7
                                                    --------------------------
  Total current                                        48                   7

  Deferred:
     Federal                                            7                   -
     State                                              1                   -
                                                    --------------------------
  Total deferred                                        8                   -
                                                    --------------------------
                                                     $ 56                 $ 7
                                                    ==========================

For the years ended September 30, 1999 and 2000, the Wilson and Rolesville effective tax rate differed from the statutory rate primarily due to the effect of graduated rates and state taxes. There was no provision for income taxes in fiscal 2001.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

7. Redeemable Preferred Members' Interests and Members' Equity

During December 1999, Inergy issued redeemable Class A preferred interests to a new member for total proceeds of $2,000 less offering costs of $104. During June 2000, Inergy issued redeemable Class A preferred interests to certain former owners of Country Gas Company, Inc. totaling $9,000 in connection with the acquisition of Country Gas Company, Inc. These preferred interests were automatically converted into Senior Subordinated Units of Inergy, L.P. in connection with the Offering. The conversion rates were determined as of the issuance date based on negotiations between Inergy and the unrelated third parties and were derived by multiplying the recorded value of each party's preferred interest by a multiple of 2.25 for the December 1999 transaction and
1.0 for the June 2000 transaction and dividing the resulting total by the $22.00 unit price in the Offering. The beneficial conversion feature present in the December 1999 issuance, valued at $2 million, has been recognized upon completion of the Offering as discussed in Note 1.

During January 2001, Inergy issued redeemable Class A preferred interests to new and existing members for total proceeds of $15,000, less offering costs of $485. The preferred interests were issued to facilitate the refinancing of Inergy's credit facilities described in Note 4 on a long-term basis and complete the Hoosier Propane Group acquisition in January 2001. In March and May 2001, additional redeemable preferred interests were issued at the same valuation for total proceeds of $1,600 less offering costs of $28.

These preferred interests were automatically converted into Senior Subordinated Units of Inergy, L.P. in connection with the Offering. The conversion rates were determined as of the issuance date based on negotiations between Inergy and the third party investors and were derived by multiplying the recorded value of each party's preferred interest by a multiple of 1.4 and dividing the resulting total by the $22.00 unit price in the Offering. The beneficial conversion feature present in these preferred interest issuances valued at $6.6 million has been recognized upon completion of the Offering as described in Note 1.

The redeemable preferred interests issued in December 1999, June 2000, and January 2001 provided the holders the option to require Inergy to redeem the preferred interests, as provided in the agreements, but no earlier than the fifth anniversary of the issuance. The preferred interest issued to members for cash in December 1999 and January 2001 were redeemable in an amount between one and two times face value at issuance,

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

7. Redeemable Preferred Members' Interests and Members' Equity (continued)

depending on Inergy's operating performance, as defined in the agreement. The preferred interests issued to certain former owners of Country Gas Company, Inc. and the Hoosier Propane Group were redeemable in an amount equal to face value at issuance plus any unpaid dividends. No amounts were required to be redeemed during the next five years following issuance, except in certain circumstances, as provided for in the agreements. All preferred interests were converted into Senior Subordinated Units as described above.

The Class A preferred interest earned cumulative dividends of 8% to 10% per annum, depending on the date and amount of the preferred interest issued. Class A preferred members were not entitled to any voting rights. In the event of a public offering, Inergy was to use its best efforts to permit the holders of Class A preferred interest units to exchange their Class A preferred interest units for Common Units, notwithstanding the conversion terms discussed above. Upon liquidation, Class A preferred members were entitled to an aggregate preference distribution of the unpaid dividends prior to any liabilities. Additionally, Class A preferred members were also entitled to preference over common interests subsequent to the payment of the Company's liabilities. Distributions totaling $180, $547, and $2,554 were paid to Class A preferred members in 1999, 2000, and 2001, respectively. Unpaid distributions on preferred interests as of September 30, 2001 amounted to $0.4 million and were declared and paid in October 2001.

8. Partners' Capital

Partners' capital consists of 1,840,000 Common Units representing a 31.5% limited partner interest, 3,313,367 Senior Subordinated Units representing a 56.7% limited partner interest, 572,542 Junior Subordinated Units representing a 9.8% limited partner interest and a 2% general partner interest.

The amended and restated Agreement of Limited Partnership of Inergy, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

8. Partners' Capital (continued)

During the Subordination Period (as defined below), the Partnership may issue up to 800,000 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

Quarterly Distributions of Available Cash

The Partnership is expected to make quarterly cash distributions of all of its Available Cash, generally defined as income (loss) before income taxes plus depreciation and amortization, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($0.60 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

8. Partners' Capital (continued)

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after June 30, 2006 for the Senior Subordinated Units and June 30, 2008 for the Junior Subordinated Units in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such data. Prior to the end of the Subordination Period, 828,342 Senior Subordinated Units will convert to Common Units after June 30, 2004 and 143,136 Junior Subordinated Units will convert to Common Units after June 30, 2006 and another 828,342 Senior Subordinated Units will convert to Common Units after June 30, 2005 and 143,136 Junior Subordinated Units will convert to Common Units after June 30, 2007, if distributions of Available Cash on the Common Units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date.

Long-Term Incentive Plan

An affiliate of Inergy's managing general partners adopted the Inergy Long-Term Incentive Plan for employees, consultants, and directors of the managing general partner and employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 589,000 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 192,000 restricted units may be granted under the plan. With the exception of 28,038 unit options (exercise prices from $3.83 to $10.67) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into Common Units as described above. The compensation committee of the managing general partner's board of directors administers the plan.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

8. Partners' Capital (continued)

Restricted Units

A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. In general, restricted units granted to employees will vest three years from the date of grant and are subject to the vesting provisions described above in connection with the subordination period. In addition, the restricted units will become exercisable upon a change of control of the managing general partner or Inergy.

The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and Inergy will receive no remuneration for the units.

As of September 30, 2001, there were no restricted units issued under the long-term incentive plan.

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will expire after 10 years and are subject to the vesting provisions described above in connection with the subordination period. In addition, the unit options will become exercisable upon a change of control of the managing general partner or Inergy. Subsequent to the Offering, 267,782 unit options were granted to various Inergy employees with exercise prices ranging from $16.37 to $22.00 per unit. Total unit options outstanding at September 30, 2001 were 295,820 with exercise prices ranging from $3.83 to $22.00. None of the outstanding unit options were exercisable at September 30, 2001.

Inergy applies APB Opinion No. 25, Accounting for Stock Issued to Employees. Inergy follows the disclosure only provision of SFAS No. 123, Accounting for Stock-based Compensation. Pro forma net income (loss) and net income (loss) per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would not be materially different from reported net income (loss) and net income (loss) per limited partner unit.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

9.  Employee Benefit Plans

Inergy's subsidiaries have a 401(k) profit-sharing plan for those employees who have completed one year of service and have attained the age of 21. The plan permits employees to make contributions up to 15% of their salary and provides for matching contributions by Inergy. Matching contributions made by Inergy were $21, $52, and $101 in 1999, 2000, and 2001, respectively.

10. Commitments

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane at fixed prices with suppliers. At September 30, 2001, the total of these firm purchase commitments was approximately $40,244.

At September 30, 2001, Inergy is contingently liable for letters of credit outstanding totaling $900, which guarantees various trade activities.

11. Segments

Inergy's financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Inergy's retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations, which originated in April 1999, provide marketing and distribution services to other resellers of propane, including Inergy's retail operations. Inergy's President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales from the wholesale segment to the retail segment have been eliminated.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheet, is related to the wholesale trading activities and is specifically reviewed by the CODM. Capital

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

11. Segments (continued)

expenditures, reported as purchases of property, plant and equipment in the accompanying consolidated statements of cash flows, substantially all relate to the retail sales segment. Inergy does not report property, plant and equipment, intangible assets, and depreciation and amortization by segment to the CODM.

Revenues, gross profit, and identifiable assets for each of Inergy's reportable segments are presented below.

                                             Year Ended September 30,1999
                             --------------------------------------------------------------
                                 Retail        Wholesale
                                 Sales           Sales         Intersegment
                               Operations      Operations      Eliminations        Total
                             --------------------------------------------------------------
Revenues                         $ 9,860        $ 10,276         $   (925)        $ 19,211
Gross Profits                      4,946             511                -            5,457
Identifiable assets                2,993           8,032             (925)          10,100

                                             Year Ended September 30,2000
                             --------------------------------------------------------------
                                 Retail        Wholesale
                                 Sales           Sales         Intersegment
                               Operations      Operations      Eliminations        Total
                             --------------------------------------------------------------

Revenues                         $23,461        $ 78,517         $ (8,383)        $ 93,595
Gross Profits                     10,693           2,179             (913)          11,959
Identifiable assets                5,006          11,623             (397)          16,232

                                             Year Ended September 30,2001
                             --------------------------------------------------------------
                                 Retail        Wholesale
                                 Sales           Sales         Intersegment
                               Operations      Operations      Eliminations        Total
                             --------------------------------------------------------------

Revenues                         $71,340        $187,521         $(35,722)        $223,139
Gross Profits                     34,633           8,747           (2,823)          40,557
Identifiable assets                5,704          18,447                -           24,151

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

12. Subsequent Events

Effective November 1, 2001, Inergy acquired substantially all of the assets and assumed certain liabilities of Pro Gas Sales & Service, Spe-D Gas Company, Great Lakes Propane Company and Ottawa LP Gas Company, four companies under common control (collectively Pro Gas). Pro Gas is a retail propane distributor located in central Michigan. Inergy purchased Pro Gas for cash funded through its credit facility.

Effective December 20, 2001, IPCH Acquisition Corp., a newly formed and wholly-owned subsidiary of Inergy Holdings, LLC, purchased all of the outstanding stock and assumed the outstanding debt of Independent Propane Company, Inc. for total consideration of $84.8 million including working capital of approximately $7.5 million. Immediately thereafter, Inergy purchased from Inergy Holdings, LLC substantially all of the assets and assumed certain liabilities of IPCH Acquisition Corporation for $74.7 million in cash, funded through its credit facility, and the issuance of approximately 760,000 common units for total consideration of $95.1 million, including working capital of approximately $7.5 million (the IPC Acquisition). The $10.3 million greater consideration paid by Inergy over that paid by IPCH Acquisition Corp. relates to the tax liability generated by the sale of the assets by IPCH Acquisition Corp. to Inergy. Independent Propane Company, Inc. operates as a retail distributor of propane in seven states, with its primary operations in Texas.

As discussed in Note 4, Inergy's credit facility was amended in December 2001 in conjunction with the IPC Acquisition.

On November 14, 2001, Inergy paid a distribution of $0.40 per Common and Subordinated Unit with a proportionate amount to the 2% nonmanaging general partner, or an aggregate of $2,337, including $47 to the nonmanaging general partner.

                          Inergy, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  Notes to Consolidated Financial Statements
                 (In Thousands Except Unit and Per Unit Data)

13. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below. Inergy's business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

                                                                       Quarter Ended
                                           December 31         March 31            June 30           September 30
                                        ----------------------------------------------------------------------------
Fiscal 2001
  Revenues                                   $72,411            $98,028            $21,803             $30,897
  Operating income (loss)                      4,076             10,726             (2,200)             (2,078)
  Net income (loss)                            3,209              8,978             (4,162)             (3,676)
  Basic and diluted net income
     (loss) per limited partner unit
     for the period from August 1,
     2001 through September 30, 2001
                                                                                                         (0.40)

Fiscal 2000
  Revenues                                   $20,563            $29,894            $13,208             $29,930
  Operating income (loss)                      1,198              2,225             (1,298)             (1,442)
  Net income (loss)                              698              1,663             (1,953)             (2,237)