Form 10-Q
period 2001-12-31
INERGY L P
filed 2002-02-14
CIK 1136352

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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

                                                            Yes [X] No [ ]

  The following units were outstanding at February 12, 2002:
      Common Units                   2,617,872
      Senior Subordinated Units      3,313,367
      Junior Subordinated Units        572,542

                                 INERGY, L.P.
                              INDEX TO FORM 10-Q

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements of Inergy, L.P.:
          Consolidated Balance Sheets as of September 30, 2001 and December 31, 2001
            (unaudited)                                                                    3
          Unaudited Consolidated Statements of Income for the Three Months Ended
            December 31, 2000 and 2001                                                     5
          Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 2000 and 2001                                                     6
          Notes to Unaudited Consolidated Financial Statements                             8

     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                            12

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                 15

PART II -- OTHER INFORMATION

     Item 1 -- Legal Proceedings                                                          17

     Item 2 -- Changes in securities and use of proceeds                                  17

     Item 3 -- Defaults Upon Senior Securities                                            17

     Item 4 -- Submission of Matters to a Vote of Security Holders                        17

     Item 5 -- Other information                                                          17

     Item 6 -- Exhibits and Reports on Form 8-K                                           17

     Signatures                                                                           18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INERGY, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     September 30,     December 31,
                                                         2001              2001
                                                     -------------    --------------
                                                                       (Unaudited)
ASSETS
Current assets:
 Cash                                                  $  2,171           $  3,864
 Accounts receivable, less allowance for doubtful
  accounts of $186 and $1,422 at September 30, and
  December 31, 2001, respectively                        11,457             24,297

 Inventories                                             12,694             18,439
 Prepaid expenses and other current assets                1,411              3,497
 Assets from price risk management activities             9,187             11,699
                                                       --------           --------
Total current assets                                     36,920             61,796

Property, plant and equipment, at cost:
 Land and buildings                                       4,511             11,125
 Office furniture and equipment                           1,172              5,736
 Vehicles                                                11,435             17,299
 Tanks and plant equipment                               58,737             99,292
                                                       --------           --------
                                                         75,855            133,452
 Less accumulated depreciation                           (5,812)            (7,072)
                                                       --------           --------
Net property, plant and equipment                        70,043            126,380

Intangible assets:

 Covenants not to compete                                 3,771              6,119
 Deferred financing costs                                 2,985              4,942
 Deferred acquisition costs                                 115                  -
 Customer accounts                                       14,000             41,411
 Goodwill                                                32,121             47,025
                                                       --------           --------
                                                         52,992             99,497
 Less accumulated amortization                           (4,431)            (5,126)
                                                       --------           --------
Net intangible assets                                    48,561             94,371
Other                                                       129                357
                                                       --------           --------
Total assets                                           $155,653           $282,904
                                                       ========           ========

                          INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                         September 30,        December 31,
                                                             2001                 2001
                                                        --------------       -------------
                                                                              (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable                                         $  8,416              $ 13,815
 Accrued expenses                                            5,679                 9,384
 Customer deposits                                          10,060                12,773
 Liabilities from price risk management activities           4,612                 2,075
 Current portion of long-term debt (Note 2)                 10,469                10,718
                                                          --------              --------
Total current liabilities                                   39,236                48,765

Long-term debt, less current portion (Note 2)               43,663               138,850

Partners' capital (Note 4):
 Common unitholders (1,840,000 and 2,617,872 units
  issued and outstanding as of September 30 and
  December 31, 2001, respectively)                          24,981                45,906
 Senior subordinated unitholders (3,313,367 and units
  issued and outstanding as of September 30 and
  December 31, 2001, respectively)                          45,060                46,223
 Junior subordinated unitholders (572,542 and units
  issued and outstanding as of September 30 and
  December 31, 2001, respectively)                           1,258                 1,459
 Non-managing general partner (2% interest with 116,855
  and 132,730 equivalent units outstanding  as of
  September 30 and December 31, 2001, respectively)          1,455                 1,701
                                                          --------              --------
Total partners' capital                                     72,754                95,289
                                                          --------              --------
Total liabilities and partners' capital                   $155,653              $282,904
                                                          ========              ========

See accompanying notes.

                          INERGY, L.P. AND SUBSIDIARY
             (Successor to Inergy Partners, LLC and Subsidiaries)

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Unit Data)

                                                                          THREE MONTHS ENDED
                                                                            DECEMBER 31
                                                                       2000               2001
                                                                    ----------------------------
                                                                             (Unaudited)
Revenue:
    Propane                                                         $70,626              $58,989
    Other                                                             1,785                3,046
                                                                    ----------------------------

                                                                     72,411               62,035

Cost of product sold                                                 63,608               46,200
                                                                    ----------------------------

Gross profit                                                          8,803               15,835

Operating and administrative expenses                                 3,958                8,292
Depreciation and amortization                                           769                1,774

Operating income                                                      4,076                5,769

Other income (expense):
    Interest expense                                                   (929)              (1,238)
    Loss on sale of property, plant and equipment                         -                  (90)
    Other                                                                62                   56
                                                                    ----------------------------

Income before income taxes                                            3,209                4,497

Provision for income taxes                                                -                  (32)
                                                                    ----------------------------
Net income                                                          $ 3,209              $ 4,465
                                                                    ============================

Partners' interest information for the three months ended December 31, 2001:
Non-managing general partners' interest in net income                                    $    89
                                                                                         =======
Limited partners' interest in net income:
    Common unit interest                                                                 $ 1,458
    Senior subordinated interest                                                           2,488
    Junior subordinated unit interest                                                        430
                                                                                          ------
Total limited partners' interest in net income                                            $4,376
                                                                                          ======
Net income per limited partner unit:
    Basic                                                                                 $ 0.75
                                                                                          ======
    Diluted                                                                               $ 0.74
                                                                                          ======
Weighted average limited partners' units outstanding:
    Basic                                                                                  5,827
                                                                                          ======
    Diluted                                                                                5,898
                                                                                          ======

See accompanying notes.

                          INERGY, L.P. AND SUBSIDIARY
             (Successor to Inergy Partners, LLC and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                         THREE MONTHS ENDED
                                                           DECEMBER 31
                                                     2000                2001
                                                   ----------------------------
                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                          $  3,209           $  4,465
Adjustments to reconcile net income to net cash
 used in operating activities:
  Provision for doubtful accounts                         27                368
  Depreciation                                           454              1,282
  Amortization                                           288                492
  Amortization of deferred financing costs                27                203
  Gain on disposal of property, plant and equipment       -                 90
  Net assets (liabilities) from price risk
   management activities                               1,888             (5,049)
  Deferred compensation                                   19                  -
  Changes in operating assets and liabilities, net
   of effects from acquisition of retail propane
   companies:
     Accounts receivable                             (18,938)            (6,406)
     Inventories                                      (3,386)            (1,913)
     Prepaid expenses and other current assets          (400)            (1,558)
     Other assets                                        (10)                23
     Accounts payable                                 17,130              3,364
     Accrued expenses                                 (1,160)               802
     Customer deposits                                  (472)             1,836
                                                    ---------------------------
Net cash used in operating activities                 (1,324)            (2,001)

INVESTING ACTIVITIES
Acquisition of retail propane companies, net of
 cash acquired                                          (520)           (83,468)
Purchases of property, plant and equipment            (1,116)            (1,128)
Deferred financing and acquisition costs incurred          -             (1,957)
Proceeds from sale of property, plant and equipment        -                 60
                                                    ---------------------------
Net cash used in investing activities                 (1,636)           (86,493)


                          INERGY, L.P. AND SUBSIDIARY
             (Successor to Inergy Partners, LLC and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31
                                                  2000               2001
                                                 --------------------------
                                                       (Unaudited)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt          13,175            191,383
Principal payments on long-term debt and
 noncompete obligations                           (9,435)           (99,543)
Contribution from non-managing general partner         -                204
Proceeds from issuance of common units                 -                480
Redemption of preferred interests                     (3)                 -
Distributions to members/unitholders                (356)            (2,337)
                                                 --------------------------
Net cash provided by financing activities          3,381             90,187
                                                 --------------------------

Net increase in cash                                 421              1,693
Cash at beginning of period                        1,373              2,171
                                                 --------------------------

Cash at end of period                            $ 1,794           $  3,864
                                                 ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest         $   886           $  1,281
                                                 ==========================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Acquisitions of retail propane companies through
 the issuance of common units                    $     -           $ 19,723
                                                 ==========================



See accompanying notes.

                          INERGY, L.P. AND SUBSIDIARY
             (Successor to Inergy Partners, LLC and Subsidiaries)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)
                                  (Unaudited)


NOTE 1 - ACCOUNTING POLICIES

Organization

  The consolidated financial statements of Inergy, L.P. (the "Partnership") include the accounts of the Partnership and its subsidiaries Inergy Propane, LLC (the "Operating Company") and Inergy Sales & Service, Inc. ("ISSI") which, collectively with the Partnership and Operating Company, are referred to as the "Partnership Entities" or "Inergy" as a result of the Partnership's initial public offering in July 2001. The Partnership has limited partner interests consisting of 2,617,872 common units (including 777,872 common units issued in December 2001 in connection with the acquisition of Independent Propane Company discussed in Note 4) (the "Common Units"), 3,313,367 senior subordinated units (the "Senior Subordinated Units"), and 572,542 junior subordinated units (the "Junior Subordinated Units") outstanding. Inergy Partners, LLC (the "Non-Managing General Partner"), an affiliate of Inergy Holdings, LLC, owns the non-managing general partner interest representing a 2% unsubordinated general partner's interest in the Partnership Entities (132,730 equivalent units outstanding). Inergy GP, LLC, (the "Managing General Partner"), a wholly-owned subsidiary of Inergy Holdings, LLC, owns the incentive distribution rights of the Partnership and has sole responsibility for conducting our business and managing our operations.

Basis of Presentation

  The financial information as of December 31, 2001 and for the three-month periods ended December 31, 2001 and 2000 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month period ended December 2001 are not necessarily indicative of the results of operations that may be expected for the entire year.

  The accompanying consolidated financial statements presented herein reflect the effects of the partnership conveyance as a result of the Partnership's initial public offering in July 2001and, as such, the consolidated financial statements represent Inergy Partners, LLC prior to the partnership conveyance and the Partnership Entities subsequent thereto.

Accounting for Price Risk Management

  Inergy, through its wholesale operations, offers price risk management services to its customers and, in addition, trades for its own account. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, inclusive of reserves, and are shown in the consolidated balance sheet as assets and liabilities from price risk management activities. In addition, inventories for wholesale operations, which consist mainly of liquid propane commodities, are also stated at market. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements on these financial instruments and wholesale propane inventories are recognized in cost of products sold. Changes in the assets and liabilities from trading and price risk management activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Inergy's position in an orderly manner over a reasonable period of time under present market conditions.

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

Adoption of Financial Accounting Standards Board Statement No. 142

  In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Inergy adopted the provisions of Statement 142 in the first quarter ended December 31, 2001. Goodwill amortization expense was $0 and $144 for the three months ended December 31, 2001 and 2000, respectively.

NOTE 2 - LONG-TERM DEBT
  Long-term debt consisted of the following:


                                          September 30,       December 31,
                                              2001               2001
                                         ---------------   ---------------
                                                             (Unaudited)

Credit agreement                            $53,000             $144,911
Obligations under non-competition
 agreements and notes to former owners
 of businesses acquired                       1,101                4,628
Other                                            31                   29
                                            -------             --------
                                             54,132              149,568
Less current portion                         10,469               10,718
                                            -------             --------
                                            $43,663             $138,850
                                            =======             ========

  Inergy's current credit agreement is a result of an amendment executed in December 2001 in connection with the IPC Acquisition (December 2001 amendment), as discussed in Note 4. This December 2001 amendment resulted in a $195 million facility comprised of a $50 million revolving working capital facility, a $75 million revolving acquisition facility and a 1-year, $70 million term note. The December 2001 amendment has a term of three years, expiring December 2004, and has similar interest terms to the July 2001 amendment with prime rate and LIBOR plus the applicable spreads resulting in interest rates between 4.06% and 4.75% at December 31, 2001.

  The credit agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of dividends to unitholders, and require financial reports to be submitted periodically to the financial institutions.

NOTE 3 - SEGMENTS

  The Company's financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Revenues, gross profit and identifiable assets for each of the Company's reportable segments are presented below. Identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheet, is related to the wholesale trading activities.

                                 Three Months Ended                                       Three Months Ended
                                  December 31, 2001                                        December 31, 2000
             -----------------------------------------------------------------------------------------------------------------
                                Wholesale                                                 Wholesale
              Retail Sales        Sales      Intersegment               Retail Sales       Sales        Intersegment
               Operations      Operations    Eliminations      Total     Operations      Operations     Eliminations     Total
              -----------      ----------    ------------     -------    ----------      ----------     ------------    -------
Revenues         $23,324         $45,514       ($6,803)       $62,035     $14,457         $64,352        ($14,457)      $72,411

 Gross profit     13,759           2,339          (263)        15,835       7,514           2,237            (948)        8,803

Identifiable
 assets           20,059          22,677             -         42,736       9,444          29,085               -        38,529


NOTE 4 - ACQUISITIONS AND RELATED FINANCING

  Effective November 1, 2001, Inergy acquired substantially all of the assets and assumed certain liabilities of Pro Gas Sales & Service, Spe-D Gas Company, Great Lakes Propane Company and Ottawa LP Gas Company, four companies under common control (collectively Pro Gas). Pro Gas is a retail propane distributor located in central Michigan. Inergy purchased Pro Gas with cash funded through its credit facility.

  On December 20, 2001, Inergy, L.P., through an affiliate as further described below, acquired the assets of Independent Propane Company Holdings, Inc ("IPC"). The purchase price approximated $96.7 million, including approximately $7.5 million of net working capital.

  In connection with the IPC acquisition, Inergy, L.P. and several of its affiliates entered into various transactions. IPCH Acquisition Corp., an affiliate of Inergy L.P.'s managing general partner that ultimately became the sole stockholder of IPC, borrowed approximately $27 million from financial institution lenders. A portion of these loan proceeds were applied to acquire 365,019 common units from Inergy, L.P. The aggregate purchase price paid for these common units was approximately $9.6 million. IPCH Acquisition Corp utilized these common units to provide a portion of the merger consideration distributed to certain former stockholders of IPC's parent corporation. The balance of the loan proceeds, amounting to $17.4 million, were paid as additional purchase price.

  Immediately following the IPC acquisition, IPCH Acquisition Corp. sold, assigned and transferred to our operating company the operating assets of IPC and certain rights under the IPC acquisition agreement and related escrow agreement. In consideration for the above sale, assignment and transfer, Inergy, L.P. issued to IPCH Acquisition Corp. 394,601 common units, paid $83.9 million in cash (including acquisition costs and $9.6 million of cash received from the sale of 365,019 common units to IPCH Acquisition Corp.), and our operating company assumed $2.5 million of notes payable. IPCH Acquisition Corp. used the cash received from Inergy, LP. to repay the $27.0 million loan described above and repaid approximately $52.9 million of long-term debt assumed in the acquisition of IPC. Inergy, L.P. agreed that if it proposes to register any of its common units under applicable securities laws, IPCH Acquisition Corp. will have the right to include in such registration the 394,601 common units acquired by it, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by IPCH Acquisition Corp. and Inergy, L.P. The common units were issued in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. In addition, Inergy, L.P. issued 18,252 common units to certain members of IPC management, who remain as employees of Inergy, L.P.,for approximately $0.5 million in cash at the time of the acquisition.

  Our operating company agreed that IPCH Acquisition Corp. may obtain loans from financial institution lenders during the five year period following the date of the Independent Propane acquisition for certain specified purposes, including payment of tax liabilities arising from the sale of IPC to Inergy, L.P. If IPCH Acquisition Corp. obtains any such loans, our operating company agreed to reimburse IPCH Acquisition Corp. for all out-of-pocket costs and expenses incurred to obtain $5.0 million of such borrowings, excluding interest.

  IPCH Acquisition Corp. has the right to appoint two directors to the board of directors of our managing general partner for a period of three years immediately following the date of the IPC acquisition.

  IPCH Acquisition Corp. agreed to guarantee the payment when due of the obligations of our operating company with respect to the loan of up to $35.0 million.

  An independent committee of the Board of Directors reviewed the transactions described above on behalf of the unitholders who are not affiliated with our managing general partner.

  Inergy Partners, LLC contributed $203,857 in cash to Inergy, L.P. in conjunction with the IPC acquisition in order to maintain its 2% non-managing general partner interest.

  Inergy, L.P. agreed that on or before August 1, 2002, it would use its best efforts to file a shelf registration statement under federal securities laws and to register approximately 349,914 common units issued to former IPC shareholders, including J.P. Morgan Partners (SBIC) LLC, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by Inergy, L.P. and the former IPC shareholders. In addition, Inergy, L.P. also agreed that if it proposes to register any of its common units under applicable securities laws, these former IPC shareholders will have the right to include their common units in such registration, subject to various conditions and limitations specified in the Registration Rights Agreement.

  The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed October 1, 2000 and 2001, the beginning of the 2001 and 2002 fiscal years. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill (amortization prior to the October 1, 2001 adoption of SFAS No. 142) and customer accounts amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2000 and 2001 or that will be obtained in the future.

                          Three month period ended
                                 December 31,
                        ------------------------------
                             2000               2001
                        ------------------------------

Sales                      $103,876            $73,597
Net income                 $  9,069            $ 5,876

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Inergy, L.P. should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of Inergy, L.P. (or its predecessor, Inergy Partners, LLC for the three month period ended December 31, 2000).

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

  Volume. During the three months ended December 31, 2001, Inergy, L.P. sold
17.9 million retail gallons of propane, an increase of 6.2 million gallons, or 53%, from the 11.7 million retail gallons sold during the same three month period in 2000. The increase in retail sales volume was principally due to the January 2001 acquisition of Hoosier Propane Group, the November 2001 acquisition of the Pro Gas Companies and the December 2001 acquisition of Independent Propane Company. The increases associated with these acquisitions were partially offset by weather that was approximately 29% warmer in the three months ended December 31, 2001 as compared to the same period in 2000 in the Partnership's areas of operations.

  Wholesale gallon sales increased 10.0 million gallons, or 12%, to 94.5 million gallons in the three months ended December 31, 2001 from 84.5 million gallons in the same three month period in 2000. This increase was attributable to the acquisition of the Hoosier Propane Group with the balance of the increase attributable to the growth of our existing wholesale operations. Partially offsetting these increases were decreases as a result of the warmer weather in 2001 as described above.

  Revenues. Revenues in the three months ended December 31, 2001 were $62.0 million, a decrease of $10.4 million, or 14%, from $72.4 million of revenues in the same three month period in 2000.

  Revenues from retail propane sales were $18.8 million in the three months ended December 31, 2001, an increase of $6.1 million, or 48%, from $12.7 million for the same three month period in 2000. This increase was attributable to the acquisitions discussed above partially offset by (i) lower selling prices due to the lower cost of propane and (ii) volume decreases as a result of warmer weather in 2001 than in 2000. Other retail revenues increased approximately $1.2 million, or 71%, from $1.8 million in the three month period ended December 31, 2000 to $3.0 million in the same three month period in 2001. These revenues consist of transportation revenues, tank rentals, heating oil sales, appliance sales and service with the increase a result of the acquisitions.

  Revenues from wholesale sales were $40.0 million (after elimination of sales to our retail operations) in the three months ended December 31, 2001, a decrease of $18.0 million, or 31%, from $58.0 million for the same three month period in 2000. This decrease was attributable to decreased selling prices as a result of the lower cost of propane, partially offset by the effect of the acquisition of the Hoosier Propane Group and the growth of our wholesale operations.

  Cost of Product Sold. Cost of product sold in the three months ended December 31, 2001 was $46.2 million, a decrease of $17.4 million, or 27%, from cost of product sold of $63.6 million in the same three month period in 2000. This decrease was attributable to an approximate 38% decrease in the average cost of propane partially offset by increases in retail and wholesale propane volumes.

  Gross Profit. Retail gross profit was $13.8 million in the three months ended December 31, 2001 compared to $7.5 million in the three months ended December 31, 2000, an increase of $6.3 million, or 83%. Wholesale gross profit was $2.1 million (after elimination of gross profit attributable to our retail operations) in the three months ended December 31, 2001 compared to $1.3 million in the same three month period in 2000, an increase of $0.8 million. These increases were attributable to higher retail and wholesale volumes, an increase in margin per gallon and gross profits from the transportation business acquired in the Hoosier Propane Group acquisition. The increase in margin per gallon was attributable to our ability to maintain higher retail prices during periods of decreasing propane costs.

  Operating and Administrative Expenses. Operating and administrative expenses increased $4.3 million, or 109%, to $8.3 million in the three month period ended December 31, 2001 as compared to $4.0 million in the same period in 2000. This increase resulted from the acquisitions discussed above and, to a lesser extent,increased insurance costs as a result of higher premiums and self insured retention amounts, and personnel costs associated with (i) the growth of the company and (ii) the completion of the initial public offering of Inergy, L.P. in July, 2001.

  Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 131%, to $1.8 million in the three months ended December 31, 2001 from $0.8 million in the same three month period in 2000 primarily as a result of the acquisitions since January 1, 2001, which included property, plant and equipment and amortizable intangible assets of approximately $170 million.

  Net Income. Net income increased $1.3 million, or 39%, to $4.5 million in the three months ended December 31, 2001 from $3.2 million in the same three month period in 2000. This increase in net income was attributable to the increase in gross profit offset by increases in operating and administrative expenses, depreciation and amortization and an increase in interest expense as a result of higher average outstanding borrowings associated with the acquisitions.

  EBITDA. In the three months ended December 31, 2001, income before interest, taxes, depreciation and amortization was $7.5 million compared to $4.9 million in the same period of fiscal 2000. The increase was attributable to increased sales volumes and margins per gallon partially offset by an increase in operating and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities was $2.0 million in the three months ended December 31, 2001 compared to cash used in operating activities of $1.3 million in the same fiscal 2000 period. The increase in cash used in operating activities is primarily attributable to a greater use of cash in price risk management activities and an increase in operating assets and liabilities offset by higher depreciation and amortization charges and net income in 2001 as compared to 2000. Net income increased to $4.5 million for the three months ended December 31, 2001 from $3.2 million for the same fiscal 2000 period due to the effects of the acquisitions completed in fiscal 2001 and the effects of higher margins per gallon in existing operations, partially offset by the warmer weather in the 2001 period. Depreciation and amortization increased to $1.8 million in the three months ended December 31, 2001 from $0.8 million in the same fiscal 2000 period due to the effects of acquisitions. The change in operating assets and liabilities, including net liabilities from price risk management activities, required a use of cash amounting to $8.9 million in the three months ended December 31, 2001 and $5.3 million in the same fiscal 2000 period to accommodate increased business volume.

  Cash used in investing activities was $86.5 million in the three months ended December 31, 2001 compared to $1.6 million in the same fiscal 2000 period. The 2001 period included $83.5 million of cash used for acquisitions and $1.1 million used for maintenance and growth capital expenditures. In addition, the 2001 period included a use of $2.0 million for payment of deferred financing costs associated with the credit facilities used to finance the acquisitions.

  Cash provided by financing activities of $90.2 million in the three months ended December 31, 2001 and $3.4 million in the same period in fiscal 2000. The 2000 period included proceeds from and repayments of long term debt associated with working capital needs, and distributions to members in the period of approximately $0.4 million. The 2001 period included proceeds from and repayments of long term debt associated with working capital needs and borrowings and repayments related to amended credit facilities negotiated in connection with acquisitions in that period. In addition, Inergy, L.P. received cash of approximately $0.7 million in capital contributions and paid $2.3 million in distributions to unitholders in the 2001 period.

  At December 31, 2001, we had goodwill of $47.0 million, representing approximately 17% of total assets. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

DESCRIPTION OF CREDIT FACILITY

  On December 20, 2001, in conjunction with the acquisition of Independent Propane Company., Inergy Propane, LLC entered into a $195 million amended and restated senior secured credit facility with its lenders. The credit facility has a term of three years and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC. At February 12, 2002, the balance outstanding under the credit facility was $145.4 million, including $13.4 million under the working capital facility.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2001, we had floating rate obligations totaling approximately $144.9 million for amounts borrowed under our revolving line of credit and long-term debt. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rate were to increase by 100 basis points from December 2001 levels, our combined interest expense would increase by a total of approximately $0.1 million per month.

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

NOTIONAL AMOUNTS AND TERMS

  The notional amounts and terms of these financial instruments at December 31, 2001 and September 30, 2001 include fixed price payor for 1.3 million and 2.5 million barrels, respectively and fixed price receiver for 2.5 million and 2.9 million barrels, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

FAIR VALUE

  The fair value of the financial instruments related to price risk management activities as of December 31, 2001 and September 30, 2001 was assets of $11,699 and $9,187, respectively and liabilities of $2,075 and $4,612, respectively, related to ,propane. All intercompany transactions have been appropriately eliminated.

MARKET AND CREDIT RISK

  Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities, as of December 31, 2001 and September 30, 2001 were energy marketers.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As part of the purchase price of Independent Propane Company Holdings, Inc., ("IPC") we issued 759,620 common units with a value of approximately $19.7 million. In addition, Inergy Partners, LLC contributed approximately $0.2 million in cash to Inergy, L.P. in order to maintain its 2% non-managing general partner interest at the time of this transaction. Also in conjunction with the acquisition of IPC, we issued 18,252 common units to certain members of IPC Management, who remain as employees of Inergy, L.P., for approximately $0.5 million in cash at the time of the acquisition.

ITEM3.   DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             None

         (b) The registrant filed a Report on Form 8-K on November 16, 2001 which included information under Items 5 and 7 of such form regarding the acquisition of the Pro Gas Companies of Michigan.

             The registrant filed a Report on Form 8-K on January 4, 2002 which included information under Items 2 and 7 of such form regarding the acquisition of Independent Propane Company Holdings, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INERGY, L.P.



      Date:  February 14, 2002         By: /s/ R. Brooks Sherman Jr.
                                           -------------------------
                                           R. Brooks Sherman Jr.
                                           Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)