Form 10-K405/A
period 2001-09-30
INERGY L P
filed 2002-03-01
CIK 1136352

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to _________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 2,174,644 common units of the issuer held by non-affiliates computed by reference to the $27.65 closing prices of such common units on February 28, 2002, is $60,128,907. As of February 28, 2002, the registrant had 2,617,872 common units outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

Explanatory Note:

This amended Form 10-K ("Form 10-K/A") of Inergy, L.P. for its fiscal year ended September 30, 2001 is filed with respect only to the accompanying Report of Independent Auditors. During the electronic submission of the Annual Report on Form 10-K of Inergy, L.P. filed with the Securities and Exchange Commission on December 28, 2001, the originally filed Report of Independent Auditors inadvertently excluded reference to the consolidated statements of operations, redeemable preferred members' interest and members' equity/partners' capital and cash flows for the year ended September 30.1999, the statements of which were
properly included in the Form 10-K.   The accompanying Report of Independent
Auditors is therefore filed to replace in its entirety the original Report of Independent Auditors.

                         Report of Independent Auditors

The Board of Directors and Members
Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and subsidiary (Successor to Inergy Partners, LLC and Subsidiaries) (the Partnership) as of September 30, 2000 and 2001, and the related consolidated statements of operations, redeemable preferred members' interest and members' equity/partners' capital and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and subsidiary (Successor to Inergy Partners, LLC and Subsidiaries) at September 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                            INERGY, L.P.

                                            By Inergy GP, LLC
                                              (its managing general partner)


Dated:  March 1, 2002                       By  /s/John J. Sherman
                                                -------------------
                                                   John J. Sherman, President

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

Date                                       Signature and Title
----                                       -------------------


March 1, 2002                     /s/ John. J. Sherman
                                  --------------------
                                  John J. Sherman, President, Chief Executive
                                  Officer and Director (Principal Executive
                                  Officer)

March 1, 2002                     /s/ R. Brooks Sherman, Jr.
                                  --------------------------
                                  R. Brooks Sherman, Jr., Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)

March 1, 2002                     /s/ Phillip L. Elbert
                                  ---------------------
                                  Phillip L. Elbert, Director

March 1, 2002                     ---------------------
                                  Richard C. Green, Jr., Director

March 1, 2002                     ------------------
                                  Warren H. Gfeller, Director

March 1, 2002                     /s/ David J. Schulte
                                  --------------------
                                  David J. Schulte, Director