Form 10-Q
period 2002-03-31
INERGY L P
filed 2002-05-15
CIK 1136352

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the transition period from ___________to ____________.

                        COMMISSION FILE NUMBER: 0-32453

                                 Inergy, L.P.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 43-1918951
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

                            1101 Walnut, Suite 1500
                         Kansas City, Missouri  64106
                   (Address of principal executive offices)

                                (816) 842-8181
             (Registrant's telephone number, including area code)

                            ----------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                              Yes [X] No [_]

  The following units were outstanding at May 1, 2002:
      Common Units                                 2,617,872
      Senior Subordinated Units                    3,313,367
      Junior Subordinated Units                      572,542

================================================================================

                                 INERGY, L.P.
                              INDEX TO FORM 10-Q

                                                                                                Page
                                                                                                ----
Part I - Financial Information

  Item 1 -- Financial Statements of Inergy, L.P.:
     Consolidated Balance Sheets as of September 30, 2001 and March 31, 2002 (unaudited)          3
     Unaudited Consolidated Statements of Income for the Three and Six Months Ended
            March 31, 2001 and 2002                                                               5
     Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31,
            2001 and 2002                                                                         6
     Notes to Unaudited Consolidated Financial Statements                                         8

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                        12

  Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                            17

Part II -- Other Information

  Item 1 - Legal Proceedings                                                                      19

  Item 2 - Changes in Securities and Use of Proceeds                                              19

  Item 3 - Defaults Upon Senior Securities                                                        19

  Item 4 - Submission of Matters to a Vote of Security Holders                                    19

  Item 5 - Other information                                                                      19

  Item 6 -- Exhibits and Reports on Form 8-K                                                      19

  Signatures                                                                                      20

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INERGY, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                 September 30,               March 31,
                                                                     2001                       2002
                                                                 -------------              -----------
                                                                                            (Unaudited)
Assets
Current assets:
 Cash                                                            $       2,171              $     2,475
 Accounts receivable, less allowance for doubtful
  accounts of $186 and $1,537 at September 30, 2001 and
  March 31, 2002, respectively                                          11,457                   24,111

    Inventories                                                         12,694                   16,591
 Prepaid expenses and other current assets                               1,411                    1,975
 Assets from price risk management activities                            9,187                    8,897
                                                                 -------------              -----------
Total current assets                                                    36,920                   54,049

Property, plant and equipment, at cost:
 Land and buildings                                                      4,511                   11,205
 Office furniture and equipment                                          1,172                    5,857
 Vehicles                                                               11,435                   17,644
 Tanks and plant equipment                                              58,737                  100,147
                                                                 -------------              -----------
                                                                        75,855                  134,853
 Less accumulated depreciation                                          (5,812)                  (9,378)
                                                                 -------------              -----------
Net property, plant and equipment                                       70,043                  125,475

Intangible assets:
 Covenants not to compete                                                3,771                    6,124
 Deferred financing costs                                                2,985                    4,977
 Deferred acquisition costs                                                115                        -
 Customer accounts                                                      14,000                   41,411
 Goodwill                                                               32,121                   47,053
                                                                 -------------              -----------
                                                                        52,992                   99,565
 Less accumulated amortization                                          (4,431)                  (6,489)
                                                                 -------------              -----------
Net intangible assets                                                   48,561                   93,076

Other                                                                      129                      473
                                                                 -------------              -----------
Total assets                                                     $     155,653              $   273,073
                                                                 =============              ===========

                          INERGY, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                               September 30,                March 31,
                                                                    2001                      2002
                                                               -------------               -----------
                                                                                           (Unaudited)
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                              $       8,416               $     9,041
 Accrued expenses                                                      5,679                     6,743
 Customer deposits                                                    10,060                     5,314
 Liabilities from price risk management activities                     4,612                     4,618
 Current portion of long-term debt (Note 2)                           10,469                     3,722
                                                               -------------               -----------
Total current liabilities                                             39,236                    29,438


Long-term debt, less current portion (Note 2)                         43,663                   138,442

Partners' capital (Note 4):
 Common unitholders (1,840,000 and 2,617,872 units                    24,981                    49,514
  issued and outstanding as of September 30, 2001 and
  March 31, 2002)
 Senior subordinated unitholders (3,313,367 units                     45,060                    51,421
  issued and outstanding as of September 30, 2001 and
  March 31, 2002)
 Junior subordinated unitholders (572,542 units issued                 1,258                     2,358
  and outstanding as of September 30, 2001 and March
  31, 2002)
 Non-managing general partner (2% interest with 116,855                1,455                     1,900
  and 132,730 equivalent units outstanding  as of
  September 30, 2001 and March 31, 2002)
                                                               -------------               -----------
Total partners' capital                                               72,754                   105,193
                                                               -------------               -----------
Total liabilities and partners' capital                        $     155,653               $   273,073
                                                               =============               ===========

See accompanying notes.

                          INERGY, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Unit Data)

                                                        Three Months Ended     Six Months Ended
                                                            March 31,             March 31,
                                                       -----------------------------------------
                                                         2001        2002      2001       2002
                                                       -----------------------------------------
                                                            (Unaudited)          (Unaudited)
Revenue:
 Propane                                                $94,583   $ 97,453   $165,209   $156,442
 Other                                                    3,445      4,572      5,230      7,618
                                                       -----------------------------------------
                                                         98,028    102,025    170,439    164,060

Cost of product sold                                     77,817     67,587    141,425    113,787
                                                       -----------------------------------------
Gross profit                                             20,211     34,438     29,014     50,273

Operating and administrative expenses                     7,506     15,034     11,464     23,326
Depreciation and amortization                             1,979      3,371      2,748      5,145
                                                       -----------------------------------------
Operating income                                         10,726     16,033     14,802     21,802

Other income (expense):
 Interest expense                                        (1,931)    (1,998)    (2,860)    (3,236)
 Loss on sale of property, plant and equipment                -        (29)         -       (119)
 Other                                                      183         65        245        121
                                                       -----------------------------------------
Income before income taxes                                8,978     14,071     12,187     18,568

Provision for income taxes                                    -         20          -         52
                                                       -----------------------------------------
Net income                                              $ 8,978   $ 14,051   $ 12,187   $ 18,516
                                                       =========================================

Partners' interest information:

Non-managing general partners' interest in net income             $    281              $    370
                                                                 =========             =========

Limited partners' interest in net income:

    Common unit interest                                          $  5,543              $  6,702
    Senior subordinated interest                                     7,015                 9,758
    Junior subordinated unit interest                                1,212                 1,686

                                                                 ---------             ---------
Total limited partners' interest in net income                    $ 13,770              $ 18,146
                                                                 =========             =========

Net income per limited partner unit:
    Basic                                                         $   2.12              $   2.94
                                                                 =========             =========
    Diluted                                                       $   2.08              $   2.90
                                                                 =========             =========

Weighted average limited partners' units outstanding:
    Basic                                                            6,504                 6,162
                                                                 =========             =========
    Diluted                                                          6,607                 6,249
                                                                 =========             =========

See accompanying notes.

                          INERGY, L.P. and Subsidiary
             (Successor to Inergy Partners, LLC and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                      Six Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                   2001              2002
                                                                 --------------------------
                                                                         (Unaudited)
                Operating activities
Net income                                                       $ 12,187          $ 18,516
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts                                     812               680
  Depreciation                                                      1,368             3,633
  Amortization                                                      1,220             1,511
  Amortization of deferred financing costs                            160               547
  Loss on disposal of property, plant and equipment                     -               119
  Net assets (liabilities) from price risk
   management activities                                              946               296
  Deferred compensation                                                39                 -
  Changes in operating assets and liabilities, net
   of effects from acquisition of retail propane
   companies:
     Accounts receivable                                          (10,869)           (6,532)
     Inventories                                                    2,922               (65)
     Prepaid expenses and other current assets                         22               (36)
     Other assets                                                      (3)              (92)
     Accounts payable                                              (3,596)           (1,410)
     Accrued expenses                                                 807            (1,839)
     Customer deposits                                             (3,421)           (5,623)
                                                                 --------------------------
Net cash provided by operating activities                           2,594             9,705

               Investing activities
Acquisition of retail propane companies, net of
 cash acquired                                                    (56,263)          (83,625)
Purchases of property, plant and equipment                         (1,861)           (2,524)
Deferred financing and acquisition costs incurred                  (1,989)           (1,979)
Proceeds from sale of property, plant and equipment                     -                91
Other                                                                 (66)                -
                                                                 --------------------------
Net cash used in investing activities                             (60,179)          (88,037)

                          INERGY, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     Six Months Ended
                                                                         March 31,
                                                             --------------------------------
                                                                   2001              2002
                                                             --------------------------------
                                                                       (Unaudited)
             Financing activities
Proceeds from issuance of long-term debt                      $   106,675         $  220,621
Principal payments on long-term debt and
 noncompete obligations                                           (62,205)          (136,184)
Contribution from non-managing general partner                          -                204
Proceeds from issuance of common units                                  -                480
Proceeds from issuance of redeemable preferred                     16,015                  -
 members' interest
Distributions to members/unitholders                                 (745)            (6,485)
                                                              ------------------------------
Net cash provided by financing activities                          59,740             78,636
                                                              ------------------------------

Net increase in cash                                                2,155                304
Cash at beginning of period                                         1,373              2,171
                                                              ------------------------------

Cash at end of period                                         $     3,528         $    2,475
                                                              ==============================

Supplemental disclosure of cash flow information
Cash paid during the period for interest                      $     1,929         $    3,025
                                                              ==============================

Supplemental schedule of noncash investing and financing activities

Acquisitions of retail propane companies through
 the issuance of common units                                 $     7,402         $   19,723
                                                              ==============================

Acquisitions of retail propane companies through
    the issuance of subordinated debt                         $     5,000         $        -
                                                              ==============================

See accompanying notes.

                          INERGY, L.P. and Subsidiary
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Accounting Policies

Organization

  The consolidated financial statements of Inergy, L.P. (the "Partnership") include the accounts of the Partnership and its subsidiary Inergy Propane, LLC (the "Operating Company") which, collectively, are referred to as the "Partnership Entities" or "Inergy" as a result of the Partnership's initial public offering in July 2001. As of March 31, 2002, the Partnership has limited partner interests consisting of 2,617,872 common units (including 777,872 common units issued in December 2001 in connection with the acquisition of Independent Propane Company) (the "Common Units"), 3,313,367 senior subordinated units (the "Senior Subordinated Units"), and 572,542 junior subordinated units (the "Junior Subordinated Units") outstanding. Inergy Partners, LLC (the "Non-Managing General Partner"), an affiliate of Inergy Holdings, LLC, owns the non-managing general partner interest representing a 2% unsubordinated general partner's interest in the Partnership Entities (132,730 equivalent units outstanding at March 31, 2002). Inergy GP, LLC, (the "Managing General Partner"), a wholly-owned subsidiary of Inergy Holdings, LLC, owns the incentive distribution rights of the Partnership and has sole responsibility for conducting our business and managing our operations.

Basis of Presentation

  The financial information as of March 31, 2002 and for the three and six-month periods ended March 31, 2001 and 2002 contained herein is unaudited. The Partnership believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Partnership also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and six-month periods ended March 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the entire year.

  The accompanying consolidated financial statements presented herein reflect the effects of the partnership conveyance as a result of the Partnership's initial public offering on July 31, 2001 and, as such, the consolidated financial statements represent Inergy Partners, LLC prior to July 31, 2001 and the Partnership Entities subsequent thereto.

Accounting for Price Risk Management

  Inergy, through its wholesale operations, offers price risk management services to its customers and, in addition, trades for its own account. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, inclusive of reserves, and are shown in the consolidated balance
sheets as assets and liabilities from price risk management activities.   In
addition, inventories for wholesale operations, which consist mainly of liquid propane commodities, are also stated at market. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements on these financial instruments and wholesale propane inventories are recognized in cost of products sold. Changes in the assets and liabilities from trading and price risk management activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Inergy's position in an orderly manner over a reasonable period of time under present market conditions.

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

Adoption of Financial Accounting Standards Board Statement No. 142

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Inergy adopted the provisions of Statement 142 in the first quarter ended December 31, 2001. Goodwill amortization expense was $0.5 million and $0 for the three months ended March 31, 2001 and 2002, and $0.6 million and $0 for the six months ended March 31, 2001 and 2002, respectively.

Note 2 - Long-Term Debt

  Long-term debt consisted of the following (in thousands):

                                                 September 30,        March 31,
                                                    2001                2002
                                                ---------------   ----------------
                                                                     (Unaudited)
  Credit agreement                                $   53,000      $     138,215
  Obligations under non-competition agreements
   and notes to former owners of businesses
   acquired                                            1,101              3,929
  Other                                                   31                 20
                                                  ----------      -------------
                                                      54,132            142,164
  Less current portion                                10,469              3,722
                                                  ----------      -------------
                                                  $   43,663      $     138,422
                                                  ==========      =============

  Inergy's credit agreement was amended in December 2001 in connection with the IPC Acquisition (December 2001 amendment). This December 2001 amendment was comprised of a $195 million facility including a $50 million revolving working capital facility, a $75 million revolving acquisition facility and a 1-year, $70 million term note which maturity date has been extended to April 2003. The December 2001 amendment has similar interest terms to the previous credit agreement amended in July 2001, and accrues interest at prime rate and LIBOR plus applicable spreads, resulting in interest rates between 4.21% and 5.00% at March 31, 2002. At March 31, 2002, the balance outstanding under the credit facility was $138.2 million, including $6.2 million under the working capital facility, $136.0 million of which is classified as long-term in the accompanying 2002 consolidated balance sheet.

  The credit agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the lenders. The Partnership is in compliance with all covenants at March 31, 2002.

Note 3 - Segments

  The Partnership's financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Revenues, gross profit and identifiable assets for each of the Partnership's reportable segments are presented below. Identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheet, is related to the wholesale trading activities.

The following segment information is in thousands of dollars:



                                      Three Months Ended                                       Three Months Ended
                                        March 31, 2002                                           March 31, 2001
                   -----------------------------------------------------------------------------------------------------------------
                                         (Unaudited)                                              (Unaudited)
                                    Wholesale                                                Wholesale
                   Retail Sales       Sales       Intersegment               Retail Sales      Sales       Intersegment
                    Operations     Operations     Eliminations      Total     Operations     Operations    Eliminations      Total
                    ----------     ----------     ------------    --------   ------------   ------------  --------------    -------
Revenues            $  53,905      $   58,891         ($10,771)   $102,025   $     39,031   $     79,271      ($20,274)     $98,028

Gross  profit          33,143           1,483             (188)     34,438         16,737          4,565        (1,091)      20,211


                                        Six Months Ended                                         Six Months Ended
                                        March 31, 2002                                           March 31, 2001
                   -----------------------------------------------------------------------------------------------------------------
                                         (Unaudited)                                              (Unaudited)
                                    Wholesale                                                Wholesale
                   Retail Sales       Sales       Intersegment               Retail Sales      Sales       Intersegment
                    Operations     Operations     Eliminations      Total     Operations     Operations    Eliminations      Total
                    ----------     ----------     ------------    --------   ------------   ------------  --------------    -------
Revenues           $    77,229     $  104,405       ($17,574)     $164,060   $     53,488   $    143,623      ($26,672)     $170,439

Gross  profit           46,901          3,822           (450)       50,273         24,251          6,802        (2,039)       29,014

Identifiable
assets                  19,292         21,410              -        40,702         12,919         14,835        (1,477)       26,277


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

  On December 20, 2001, Inergy, L.P., through an affiliate as further described below, acquired the assets of Independent Propane Company Holdings, Inc ("IPC"). The purchase price approximated $96.8 million, including approximately $7.5 million paid for net working capital.

  In connection with the IPC acquisition, Inergy, L.P. and several of its affiliates entered into various transactions. IPCH Acquisition Corp., an affiliate of Inergy L.P.'s managing general partner that ultimately became the sole stockholder of IPC through this stock acquisition, borrowed approximately $27 million from financial institution lenders. A portion of these loan proceeds were applied to acquire 365,019 common units from Inergy, L.P. The aggregate purchase price paid for these common units was approximately $9.6 million. IPCH Acquisition Corp utilized these common units to provide a portion of the merger consideration distributed to certain former stockholders of IPC's parent corporation. The balance of the loan proceeds, amounting to $17.4 million, were paid as additional purchase price.

  Immediately following the IPC acquisition, IPCH Acquisition Corp. sold, assigned and transferred to our operating partnership the operating assets of IPC and certain rights under the IPC acquisition agreement and related escrow agreement. In consideration for the above sale, assignment and transfer, Inergy, L.P. issued to IPCH Acquisition Corp. 394,601 common units, paid $83.9 million in cash (including acquisition costs and the $9.6 million of cash received from the sale of 365,019 common units to IPCH Acquisition Corp.), and our operating partnership assumed $2.5 million of notes payable. IPCH Acquisition Corp. used the cash received from Inergy, LP. to repay the $27.0 million loan described above and repaid approximately $52.9 million of long-term debt assumed in the acquisition of IPC. Inergy, L.P. agreed that if it proposes to register any of its common units under applicable securities laws, IPCH Acquisition Corp. will have the right to include in such registration the 394,601 common units acquired by it, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by IPCH Acquisition Corp. and Inergy, L.P. The common units were issued in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. In addition, Inergy, L.P. issued 18,252 common units to certain members of IPC management, who remain as employees of Inergy, L.P., for approximately $0.5 million in cash at the time of the acquisition.

  Our operating partnership agreed that IPCH Acquisition Corp. may obtain loans from financial institution lenders during the five year period following the date of the Independent Propane acquisition for certain specified purposes, including payment of tax liabilities arising from the sale of IPC to Inergy, L.P. If IPCH Acquisition Corp. obtains any such loans, our operating partnership agreed to reimburse IPCH Acquisition Corp. for all out-of-pocket costs and expenses incurred to obtain $5.0 million of such borrowings, excluding interest.

  IPCH Acquisition Corp. has the right to appoint two directors to the board of directors of our managing general partner for a period of three years immediately following the date of the IPC acquisition.

  IPCH Acquisition Corp. agreed to guarantee the payment when due of the obligations of our operating partnership with respect to the loan of up to $35.0 million.

  A special committee of the Board of Directors reviewed the transactions described above on behalf of the unitholders who are not affiliated with our managing general partner.

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

  The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Pro Gas and IPC acquisitions had been completed October 1, 2000 and 2001, the beginning of the 2001 and 2002 fiscal years. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill (amortization prior to the October 1, 2001 adoption of SFAS No. 142) and customer accounts amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2000 and 2001 or that will be obtained in the future.

  The following pro forma is in thousands of dollars:

                                     Six-month period ended
                                            March 31,
                                    ------------------------
                                       2001           2002
                                    ------------------------

               Sales                 $242,327       $178,823
               Net income            $ 23,051       $ 20,687

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

  The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words "may", "believes", "expects", "anticipates" or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements concerning our expected recovery of goodwill attributable to our acquisitions. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its subsidiary to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in the Partnership's area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Partnership's Securities and Exchange Commission filings. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Partnership's policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

  Volume. During the three months ended March 31, 2002, Inergy, L.P. sold 43.0 million retail gallons of propane, an increase of 20.7 million gallons, or 92%, from the 22.3 million retail gallons sold during the same three-month period in 2001. The increase in retail sales volume was principally due to the November 2001 acquisition of the Pro Gas Companies and the December 2001 acquisition of Independent Propane Company. The increases associated with these acquisitions were partially offset by weather that was approximately 9% warmer in the three months ended March 31, 2002 as compared to the same period in 2001 in the Partnership's areas of operations.

  Wholesale gallon sales increased 59.3 million gallons, or 77%, to 136.6 million gallons in the three months ended March 31, 2002 from 77.3 million gallons in the same three-month period in 2001. This increase was attributable to the growth of our existing wholesale operations partially offset by a decrease due to the warmer weather in 2002 as described above.

  Revenues. Revenues in the three months ended March 31, 2002 were $102.0 million, an increase of $4.0 million, or 4%, from $98.0 million of revenues in the same three-month period in 2001.

  Revenues from retail propane sales were $47.6 million in the three months ended March 31, 2002, an increase of $12.0 million, or 34%, from $35.6 million for the same three-month period in 2001. This increase was attributable to the acquisitions discussed above partially offset by (i) lower selling prices due to the lower cost of propane and (ii) volume decreases at existing retail locations as a result of warmer weather in 2002 than in 2001. Other retail revenues increased approximately $1.1 million, or 32%, from $3.5 million in the three-month period ended March 31, 2001 to $4.6 million in the same three-month period in 2002. These revenues consist of transportation revenues, tank rentals, heating oil sales, appliance sales and service with the increase due to acquisitions.

  Revenues from wholesale sales were $49.8 million (after elimination of sales to our retail operations) in the three months ended March 31, 2002, a decrease of $9.2 million, or 16%, from $59.0 million for the same three-month period in 2001. This decrease was attributable to decreased selling prices as a result of the lower cost of propane, partially offset by the effect of the growth of our wholesale operations.

  Cost of Product Sold. Cost of product sold in the three months ended March 31, 2002 was $67.6 million, a decrease of $10.2 million, or 13%, from cost of product sold of $77.8 million in the same three month period in 2001. This decrease was attributable to a significant decrease in the average cost of propane partially offset by increases in retail and wholesale propane volumes as discussed above.

  Gross Profit. Retail gross profit was $33.1 million in the three months ended March 31, 2002 compared to $16.7 million in the three months ended March 31, 2001, an increase of $16.4 million, or 98%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions. Wholesale gross profit was $1.3 million (after elimination of gross profit attributable to our retail operations) in the three months ended March 31, 2002 compared to $3.5 million in the same three-month period in 2001, a decrease of $2.2 million. This decrease was primarily attributable to a decrease in margin per gallon, partially offset by the volume increases discussed above.

  Operating and Administrative Expenses. Operating and administrative expenses increased $7.5 million, or 100%, to $15.0 million in the three-month period ended March 31, 2002 as compared to $7.5 million in the same period in 2001. This increase resulted from the acquisitions discussed above and, to a lesser extent, an increase in insurance costs as a result of higher premiums and self insured retention amounts, and personnel costs associated with (i) the growth of the partnership and (ii) the completion of our initial public offering in July 2001.

  Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 70%, to $3.4 million in the three months ended March 31, 2002 from $2.0 million in the same three-month period in 2001 primarily as a result of the Pro Gas and IPC acquisitions.

  Interest Expense. Interest expense increased $0.1 million, or 3%, to $2.0 million in the three months ended March 31, 2002 from $1.9 million in the same period in 2001. This increase is the result of additional debt outstanding during 2002 as compared to 2001, partially offset by lower interest rates in 2002.

  Net Income. Net income increased $5.1 million, or 57%, to $14.1 million in the three months ended March 31, 2002 from $9.0 million in the same three-month period in 2001. This increase in net income was attributable to the increase in gross profit partially offset by an increase in operating and administrative expenses and depreciation and amortization expenses.

  EBITDA. In the three months ended March 31, 2002, income before interest, taxes, depreciation and amortization was $19.4 million compared to $12.9 million in the same period of fiscal 2001. The increase was attributable to increased sales volumes and margins per gallon partially offset by an increase in operating and administrative expenses. We define EBITDA as income before income taxes, plus interest, depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure.


Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

  Volume. During the six months ended March 31, 2002, Inergy, L.P. sold 60.9 million retail gallons of propane, an increase of 26.9 million gallons, or 79%, from the 34.0 million retail gallons sold during the same six-month fiscal period in 2001. The increase in retail sales volume was principally due to the January 2001 acquisition of Hoosier Propane Group, the November 2001 acquisition of the Pro Gas Companies and the December 2001 acquisition of Independent Propane Company. The increases associated with these acquisitions were partially offset by weather that was approximately 18% warmer in the six months ended March 31, 2002 as compared to the same period in 2001 in the Partnership's areas of operations.

  Wholesale gallon sales increased 69.3 million gallons, or 43%, to 231.1 million gallons in the six months ended March 31, 2002 from 161.8 million gallons in the same six-month period in 2001. This increase was attributable to the January 2001 acquisition of the Hoosier Propane Group, partially offset be a decrease due to the warmer weather in 2002 as described above.

  Revenues. Revenues in the six months ended March 31, 2002 were $164.1 million, a decrease of $6.3 million, or 4%, from $170.4 million of revenues in the same six-month period in 2001.

  Revenues from retail propane sales were $66.5 million in the six months ended March 31, 2002, an increase of $18.3 million, or 38%, from $48.2 million for the same six-month period in 2001. This increase was attributable to acquisition related volume, partially offset by lower selling prices of propane due to the lower cost of propane and volume decreases as a result of warmer weather in the six-month period ended March 31, 2002. Other retail revenues increased approximately $2.5 million, or 47% due primarily to acquisitions, from $5.2 million in the six-month period ended March 31, 2001 to $7.7 million in the same period in

2002. These revenues consist of transportation revenues, tank rentals, heating oil sales, appliance sales and service with the increase due to acquisitions.

  Revenues from wholesale sales were $89.8 million (after elimination of sales to our retail operations) in the six months ended March 31, 2002, a decrease of $27.2 million, or 23%, from $117.0 million for the same six-month period in 2001. This decrease was attributable to decreased selling prices as a result of the lower cost of propane.

  Cost of Product Sold. Cost of product sold in the six months ended March 31, 2002 was $113.8 million, a decrease of $27.6 million, or 20%, from cost of product sold of $141.4 million in the same six-month period in 2001. This decrease was attributable to a significant decrease in the average cost of propane, partially offset by an increase in both wholesale and retail propane volume as discussed above.

  Gross Profit. Retail gross profit was $46.9 million in the six months ended March 31, 2002 compared to $24.3 million in the six months ended March 31, 2001, an increase of $22.6 million, or 93%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions. Wholesale gross profit was $3.4 million (after elimination of gross profit attributable to our retail operations) in the six months ended March 31, 2002 compared to $4.8 million in the same six-month period in 2001, a decrease of $1.4 million. This decrease was attributable to a decrease in margin per gallon partially offset by an increase in wholesale volumes.

  Operating and Administrative Expenses. Operating and administrative expenses increased $11.8 million, or 103%, to $23.3 million in the six-month period ended March 31, 2002 as compared to $11.5 million in the same period in 2001. This increase resulted from the acquisitions discussed above and, to a lesser extent, an increase in insurance costs as a result of higher premiums and self insured retention amounts, and personnel costs associated with (i) the growth of the partnership and (ii) the completion of our initial public offering in July 2001.

  Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 87%, to $5.1 million in the six months ended March 31, 2002 from $2.7 million in the same six-month period in 2001 primarily as a result of the Hoosier, Pro Gas and IPC acquisitions.

  Interest Expense. Interest expense increased $0.4 million, or 13%, to $3.2 million in the six months ended March 31, 2002 as compared to the same period in 2001. This increase is the result of additional debt outstanding during 2002 as compared to 2001, partially offset by lower interest rates in 2002.

  Net Income. Net income increased $6.3 million, or 52%, to $18.5 million in the six months ended March 31, 2002 from $12.2 million in the same six-month period in 2001. This increase in net income was attributable to the increase in gross profit partially offset by an increase in operating and administrative expenses, depreciation and amortization expenses.

  EBITDA. In the six months ended March 31, 2002, income before interest, taxes, depreciation and amortization was $26.9 million compared to $17.8 million in the same period of fiscal 2001. The increase was primarily attributable to increased sales volumes partially offset by an increase in operating and administrative expenses.


Liquidity and Capital Resources

  Cash provided by operating activities was $9.7 million in the six months ended March 31, 2002 compared to $2.6 million in the same fiscal 2001 period. The increase in cash provided by operating activities is primarily attributable to higher net income and depreciation and amortization charges in 2002 as compared to 2001,. Net income increased to $18.5 million for the six months ended March 31, 2002 from $12.2 million for the six months ended March 31, 2001 due to the effects of the acquisitions completed in fiscal 2002 and the effects of higher margins per gallon in existing operations, partially offset by the warmer weather in the 2002 period. Depreciation and amortization increased to $5.1 million in the six months ended March 31, 2002 from $2.6 million in the same fiscal 2001 period due to the effects of acquisitions. The change in operating assets and liabilities, including net liabilities from price risk management activities, required a use of cash amounting to $15.3 million in the six months ended March 31, 2002 and $13.2 million in the same fiscal 2001 period to accommodate increased business volume.

  Cash used in investing activities was $88.0 million in the six months ended March 31, 2002 compared to $60.2 million in the six months ended March 31, 2001. The 2002 period included $83.6 million of cash used for acquisitions and $2.5 million used for capital expenditures. In addition, the 2002 period included a use of $2.0 million for payment of deferred financing costs associated with the credit facilities used to finance the acquisitions. The 2001 period included $56.3 million used for acquisitions.

  Cash provided by financing activities of $78.6 million in the six months ended March 31, 2002 and $59.7 million in the six months ended March 31, 2001. The 2002 period included net proceeds from long term debt of $84.4 million associated with working capital needs and borrowings and repayments related to amended credit facilities negotiated in connection with acquisitions in that period. In addition, Inergy, L.P. received cash of approximately $0.7 million in capital contributions and paid $6.5 million in distributions to unitholders in the 2002 period. The 2001 period included net proceeds from issuance of long-term debt of $44.5 million and redeemable preferred members' interest of $16.0 million.

  The Partnership has received commitments for the purchase of $85 million of long-term notes, to be used to partially repay indebtedness under the bank credit facility. The Partnership expects to enter into a note purchase agreement by June 2002.

  At March 31, 2002, we had goodwill of $47.1 million, representing approximately 17% of total assets. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

  The Partnership paid a $0.625 per limited partner unit distribution to its unitholders in February 2002, which totaled $4.1 million. The Partnership announced that it will distribute $0.66 per limited partner unit ($2.64 annually), an increase from its previous level of $0.625 per unit on May 15, 2002 to unitholders of record May 8, 2002. This distribution of $4.4 million is the company's second full quarterly distribution and its second distribution increase since its Initial Public Offering in July of 2001. Over the last two quarters the Partnership has increased its annual rate of cash distribution by 10 percent.

The following tables summarizes the Partnership's long-term debt and operating lease obligations as of March 31, 2002 in thousands of dollars:


                                                         Less than                               After
                                               Total       1 year     1-3 years   4-5 years     5 years
                                            --------------------------------------------------------------

     Aggregate amount of principal to be
      paid on the outstanding long-term
      debt                                    $142,164    $3,722      $137,559     $  437        $446

     Future minimum lease payments under
      noncancelable operating leases             5,196     1,611         2,425      1,044         116

     Standby letters of credit                   2,000     2,000

  As of September 30, 2001, total propane contracts had an outstanding fair value of $4.6 million, as compared to total propane contracts outstanding net fair value at March 31, 2002 of $4.3 million. The net change of $0.3 million includes a net decrease in fair value of $1.0 million from contracts settled during the six-month period, partially offset by an net $0.7 million increase from other changes in fair value. Of the outstanding fair value as of March 31, 2002, contracts with a maturity of less than one year totaled $3.9 million, and contracts maturing between one and two years totaled $0.4 million.

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

Description of Credit Facility

  On December 20, 2001, in conjunction with the acquisition of Independent Propane Company, Inergy Propane, LLC entered into a $195 million amended and restated senior secured credit facility with its lenders. The credit facility has a term of three years and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC. At May 1, 2002, the balance outstanding under the credit facility was $132.0 million, including none under the working capital facility.

Recent Accounting Pronouncements

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership has adopted SFAS No. 144 as of December 31, 2001. The adoption of the statement has not had any impact on the Partnership's financial position and results of operations.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires accounting for all business combination using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB opinion No. 17, Intangible Assets, and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles will be subject to periodic impairment testing and will be adjusted to fair value. The Partnership has adopted SFAS No. 142 beginning in fiscal year 2002. Application of the nonamortization and impairment provisions of the statement has not significantly impacted the Partnership's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2002, we had floating rate obligations totaling approximately $138.2 million for amounts borrowed under our credit agreement. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rate were to increase by 100 basis points from March 2002 levels, our combined interest expense would increase by a total of approximately $0.1 million per month.

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

Notional Amounts and Terms

  The notional amounts and terms of these financial instruments as of March 31, 2002 include fixed price payor for 3.6 million barrels, and fixed price receiver for 4.2 million barrels. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

  The fair value of the financial instruments related to price risk management activities as of March 31, 2002 was assets of $8.9 million and liabilities of $4.6 million related to propane. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Inergy's position in an orderly manner over a reasonable period of time under present market conditions.

Market and Credit Risk

  Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. We attempt to minimize credit risk exposure through credit policies, periodic monitoring procedures and obtaining customer deposits on sales contracts. The counter-parties associated with assets from price risk management activities, as of March 31, 2002 and September 30, 2001 were energy marketers.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item3.   Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             None

         (b) The registrant filed a Report on Form 8-K/A on March 1, 2002, which amended its Form 8-K filed January 4, 2002 and which included information under Items 2 and 7 of such form regarding the acquisition of Independent Propane Company Holdings, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INERGY, L.P.

                                By: INERGY GP, LLC, Its Managing General Partner



    Date:  May 15, 2002         By: /s/ R. Brooks Sherman Jr.
                                    ----------------------------------------
                                    R. Brooks Sherman Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)