Form 10-Q
period 2002-06-30
INERGY L P
filed 2002-08-09
CIK 1136352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

         For the transition period from ____________ to ______________.

                         COMMISSION FILE NUMBER: 0-32453

                                  INERGY, L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     43-1918951
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

                           Two Brush Creek, Suite 200
                           Kansas City, Missouri 64112
                    (Address of principal executive offices)

                                 (816) 842-8181
              (Registrant's telephone number, including area code)

                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                             Yes [X] No [ ]

     The following units were outstanding at August 1, 2002:
           Common Units                     3,828,877
           Senior Subordinated Units        3,313,367
           Junior Subordinated Units          572,542

================================================================================

                                  INERGY, L.P.
                               INDEX TO FORM 10-Q

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements of Inergy, L.P.:
         Consolidated Balance Sheets as of September 30, 2001 and June 30, 2002 (unaudited)       3
         Unaudited Consolidated Statements of Income for the Three
             and Nine Months Ended June 30, 2001 and 2002                                         5
         Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
             2001 and 2002                                                                        6
         Notes to Unaudited Consolidated Financial Statements                                     8

     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                   12

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                        18

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                  20

     Item 2 - Changes in Securities and Use of Proceeds                                          20

     Item 3 - Defaults Upon Senior Securities                                                    20

     Item 4 - Submission of Matters to a Vote of Security Holders                                20

     Item 5 - Other information                                                                  20

     Item 6 - Exhibits and Reports on Form 8-K                                                   20

     Signatures                                                                                  21

     Exhibit 99.2 -Certificate of Chief Executive Officer                                        22

     Exhibit 99.3 -Certificate of Chief Financial Officer                                        23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     SEPTEMBER 30,        JUNE 30,
                                                         2001              2002
                                                     -------------      -----------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash                                              $       2,171      $     1,066
   Accounts receivable, less allowance for
    doubtful accounts of $186 and $1,112 at
    September 30, 2001 and June 30, 2002,
    respectively                                            11,457           13,607

   Inventories                                              12,694           27,887
   Prepaid expenses and other current assets                 1,411            3,947
   Assets from price risk management activities              9,187            5,120
                                                     -------------      -----------
Total current assets                                        36,920           51,627

Property, plant and equipment, at cost:
   Land and buildings                                        4,511           11,655
   Office furniture and equipment                            1,172            6,289
   Vehicles                                                 11,435           17,828
   Tanks and plant equipment                                58,737          100,648
                                                     -------------      -----------
                                                            75,855          136,420
   Less accumulated depreciation                            (5,812)         (11,521)
                                                     -------------      -----------
Net property, plant and equipment                           70,043          124,899

Intangible assets:
   Covenants not to compete                                  3,771            6,104
   Deferred financing costs                                  2,985            5,785
   Deferred acquisition costs                                  115                -
   Customer accounts                                        14,000           41,411
   Goodwill                                                 32,121           47,167
                                                     -------------      -----------
                                                            52,992          100,467
   Less accumulated amortization                            (4,431)          (7,659)
                                                     -------------      -----------
Net intangible assets                                       48,561           92,808

Other                                                          129              380
                                                     -------------      -----------
Total assets                                         $     155,653      $   269,714
                                                     =============      ===========

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     SEPTEMBER 30,       JUNE 30,
                                                         2001              2002
                                                     -------------      -----------
                                                                        (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                                  $       8,416      $    20,187
   Accrued expenses                                          5,679            5,989
   Customer deposits                                        10,060            6,457
   Liabilities from price risk management activities         4,612            2,383
   Current portion of long-term debt (Note 2)               10,469            1,471
                                                     -------------      -----------
Total current liabilities                                   39,236           36,487

Long-term debt, less current portion (Note 2)               43,663          106,912

Partners' capital (Note 4):
   Common unitholders (1,840,000 and 3,678,877 units
    issued and outstanding as of September 30, 2001
    and June 30, 2002)                                      24,981           76,557
   Senior subordinated unitholders (3,313,367 units
    issued and outstanding as of September 30, 2001
    and June 30, 2002)                                      45,060           45,972
   Junior subordinated unitholders (572,542 units
    issued and outstanding as of September 30, 2001
    and June 30, 2002)                                       1,258            1,416
   Non-managing general partner (2% interest with
    116,855 and 154,383 equivalent units
    outstanding  as of September 30, 2001 and June
    30, 2002)                                                1,455            2,370
                                                     -------------      -----------
Total partners' capital                                     72,754          126,315
                                                     -------------      -----------
Total liabilities and partners' capital              $     155,653      $   269,714
                                                     =============      ===========

See accompanying notes.

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                        CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Unit Data)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ----------------------------------------------------------
                                                           2001            2002            2001           2002
                                                       ----------------------------------------------------------
                                                                 (Unaudited)                     (Unaudited)
Revenue:
   Propane                                             $     18,506     $   54,219      $  183,715      $ 210,608
   Other                                                      3,297          3,761           8,527         11,433
                                                       ----------------------------------------------------------
                                                             21,803         57,980         192,242        222,041

Cost of product sold                                         16,375         45,818         157,800        159,605
                                                       ----------------------------------------------------------
Gross profit                                                  5,428         12,162          34,442         62,436

Operating and administrative expenses                         5,905         11,898          17,369         35,225
Depreciation and amortization                                 1,591          3,174           4,179          8,319
                                                       ----------------------------------------------------------
Operating income (loss)                                      (2,068)        (2,910)         12,894         18,892

Other income (expense):
   Interest expense                                          (2,270)        (2,318)         (5,290)        (5,555)
   Interest expense related to write-off of deferred
    financing costs                                               -           (585)              -           (585)
   Gain (loss) on sale of property, plant and equipment          27           (109)             27           (228)
   Other                                                        149             42             394            164
                                                       ----------------------------------------------------------
Income (loss) before income taxes                            (4,162)        (5,880)          8,025         12,688

Provision for income taxes                                        -             30               -             82
                                                       ----------------------------------------------------------
Net income (loss)                                      $     (4,162)    $   (5,910)     $    8,025      $  12,606
                                                       ==========================================================

Partners' interest information:

Non-managing general partners' interest in net income (loss)            $     (118)                     $     252
                                                                        ==========                      =========

Limited partners' interest in net income (loss):

   Common unit interest                                                 $   (2,374)                     $   4,738
   Senior subordinated interest                                             (2,914)                         6,494
   Junior subordinated unit interest                                          (504)                         1,122

                                                                        ----------                      ---------
Total limited partners' interest in net income (loss)                   $   (5,792)                     $  12,354
                                                                        ==========                      =========

Net income (loss) per limited partner unit:
   Basic                                                                $    (0.88)                     $    1.96
                                                                        ==========                      =========
   Diluted                                                              $    (0.88)                     $    1.93
                                                                        ==========                      =========

Weighted average limited partners' units outstanding:
   Basic                                                                     6,585                          6,303
                                                                        ==========                      =========
   Diluted                                                                   6,585                          6,402
                                                                        ==========                      =========

See accompanying notes.

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                           2001            2002
                                                       ---------------------------
                                                               (Unaudited)
                OPERATING ACTIVITIES
Net income                                             $      8,025     $   12,606
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for doubtful accounts                            584            937
     Depreciation                                             2,090          5,882
     Amortization                                             2,089          2,437
     Amortization of deferred financing costs                   292            909
     Interest expense related to write-off of
      deferred financing costs                                    -            585
     Loss (gain) on disposal of property, plant
      and equipment                                             (27)           228
     Net assets (liabilities) from price risk
      management activities                                  (1,164)         1,837
     Deferred compensation                                       58              -
     Changes in operating assets and liabilities,
      net of effects from acquisition of retail
      propane companies:
         Accounts receivable                                 15,390          3,715
         Inventories                                          1,923        (11,361)
         Prepaid expenses and other current
          assets                                             (1,446)        (2,008)
         Other assets                                            (9)             -
         Accounts payable                                   (19,228)         9,736
         Accrued expenses                                      (360)        (2,593)
         Customer deposits                                    2,212         (4,481)
                                                       ---------------------------
Net cash provided by operating activities                    10,429         18,429

                INVESTING ACTIVITIES
Acquisition of retail propane companies, net of
 cash acquired                                              (56,263)       (83,531)
Purchases of property, plant and equipment                   (3,142)        (4,424)
Deferred financing and acquisition costs
 incurred                                                    (1,998)        (3,696)
Proceeds from sale of property, plant and
 equipment                                                       27            209
Other                                                             -             20
                                                       ---------------------------
Net cash used in investing activities                       (61,376)       (91,422)

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                           2001          2002
                                                       ---------------------------
                                                               (Unaudited)
                FINANCING ACTIVITIES
Proceeds from issuance of long-term debt               $    108,152     $  370,101
Principal payments on long-term debt and
 noncompete obligations                                     (70,465)      (319,444)
Contribution from non-managing general partner                    -            880
Net proceeds from issuance of common units                        -         31,216
Proceeds from issuance of redeemable preferred
 members' interest                                           16,115              -
Redemption of preferred stock                                   (32)             -
Distributions to members/unitholders                         (1,469)       (10,865)
                                                       ---------------------------
Net cash provided by financing activities                    52,301         71,888
                                                       ---------------------------

Net increase (decrease) in cash                               1,354         (1,105)
Cash at beginning of period                                   1,373          2,171
                                                       ---------------------------

Cash at end of period                                  $      2,727     $    1,066
                                                       ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest               $      4,930     $    4,322
                                                       ===========================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

Acquisitions of retail propane companies through
 the issuance of common units                          $      7,402     $   19,723
                                                       ===========================

Acquisitions of retail propane companies through
 the issuance of subordinated debt                     $      5,000     $        -
                                                       ===========================

See accompanying notes.

                           INERGY, L.P. AND SUBSIDIARY
              (Successor to Inergy Partners, LLC and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Organization

     The consolidated financial statements of Inergy, L.P. (the "Partnership") include the accounts of the Partnership and its subsidiary Inergy Propane, LLC which, collectively, are referred to as the "Partnership Entities" or "Inergy" as a result of the Partnership's initial public offering in July 2001. As of June 30, 2002, the Partnership has limited partner interests consisting of 3,678,877 common units (including 777,872 common units issued in December 2001 in connection with the acquisition of Independent Propane Company ("IPC") and 1,061,005 common units issued in the 2002 secondary offering) (the "Common Units"), 3,313,367 senior subordinated units (the "Senior Subordinated Units"), and 572,542 junior subordinated units (the "Junior Subordinated Units") outstanding. Inergy Partners, LLC (the "Non-Managing General Partner"), an affiliate of Inergy Holdings, LLC, owns the non-managing general partner interest representing a 2% unsubordinated general partner's interest in the Partnership Entities (154,383 equivalent units outstanding at June 30, 2002). Inergy GP, LLC, (the "Managing General Partner"), a wholly owned subsidiary of Inergy Holdings, LLC, has sole responsibility for conducting our business and managing our operations. Inergy Holdings, LLC owns the incentive distribution rights, as defined in the Partnership Agreement of the Partnership. On July 2, 2002, an additional 150,000 common units were issued as a result of the underwriters' exercise of the over-allotment related to the secondary offering.

Basis of Presentation

     The financial information as of June 30, 2002 and for the three and nine-month periods ended June 30, 2001 and 2002 contained herein is unaudited. The Partnership believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Partnership also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and nine-month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the entire year.

     The accompanying consolidated financial statements presented herein reflect the effects of the partnership conveyance as a result of the Partnership's initial public offering on July 31, 2001 and, as such, the consolidated financial statements represent Inergy Partners, LLC prior to July 31, 2001 and the Partnership Entities on and subsequent to July 31, 2001.

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

Adoption of Financial Accounting Standards Board Statement No. 142

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Inergy adopted the provisions of Statement 142 in the first quarter ended December 31, 2001. Goodwill amortization expense was $0.5 million and $0 for the three months ended June 30, 2001 and 2002, and $1.1 million and $0 for the nine months ended June 30, 2001 and 2002, respectively.

NOTE 2 - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):


                                                 September 30,      June 30,
                                                      2001             2002
                                                 -------------    ------------
                                                                   (Unaudited)

    Credit agreement                             $      53,000    $     19,739
    Senior secured notes                                     -          85,000
    Obligations under non-competition
     agreements and notes to former owners of
     businesses acquired                                 1,101           3,633
    Other                                                   31              11
                                                 -------------    ------------
                                                        54,132         108,383
    Less current portion                                10,469           1,471
                                                 -------------    ------------
                                                 $      43,663    $    106,912
                                                 =============    ============

     Inergy's credit agreement was amended in December 2001 in connection with the IPC Acquisition (December 2001 amendment) discussed in Note 4. This December 2001 amendment was comprised of a $195 million facility including a $50 million revolving working capital facility due December 2004, a $75 million revolving acquisition facility due December 2004 and a $70 million term note due April 2003. The $70 million term note was repaid in June 2002 with proceeds from a private placement of long-term senior secured notes as discussed below, thus reducing the amount available under the credit facility to $125 million. The December 2001 amendment has similar interest terms to the previous credit agreement amended in July 2001, and accrues interest at prime rate and LIBOR plus applicable spreads, resulting in interest rates between 4.34% and 5.25% at June 30, 2002. At June 30, 2002, the balance outstanding under the credit facility was $19.7 million, including $1.7 million under the working capital facility. All of the outstanding balance is classified as long-term in the accompanying 2002 consolidated balance sheet.

     On June 7, 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consist of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility.

     The credit agreement and senior secured notes contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the lenders. The Partnership was in compliance with all covenants at June 30, 2002.

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

The following segment information is in thousands of dollars:

                                      Three Months Ended                                     Three Months Ended
                                        June 30, 2002                                          June 30, 2001
                    ----------------------------------------------------------------------------------------------------------
                                         (Unaudited)                                            (Unaudited)
                      Retail       Wholesale                                 Retail      Wholesale
                      Sales          Sales       Intersegment                Sales         Sales      Intersegment
                    Operations     Operations    Eliminations      Total    Operations   Operations   Eliminations     Total
                    -----------    ----------    ------------    --------   ----------   ----------   ------------   ---------
    Revenues        $    19,570    $   42,576    $     (4,166)   $ 57,980   $    9,839   $   19,305   $     (7,341)  $  21,803

    Gross  profit        11,334           887             (59)     12,162        4,607        1,125           (304)      5,428

                                      Nine Months Ended                                   Nine Months Ended
                                        June 30, 2002                                         June 30, 2001
                    -------------------------------------------------------------------------------------------------------------
                                         (Unaudited)                                            (Unaudited)
                      Retail        Wholesale                                 Retail       Wholesale
                      Sales          Sales       Intersegment                 Sales          Sales      Intersegment
                    Operations     Operations    Eliminations      Total     Operations    Operations    Eliminations    Total
                    -----------    ----------    ------------    ---------   ----------    ----------    ------------   ---------
    Revenues        $    96,799    $  146,982    $    (21,740)   $ 222,041   $   63,327    $  162,928    $    (34,013)  $ 192,242

    Gross  profit
                         58,236         4,709            (509)      62,436       28,858         7,927          (2,343)     34,442
    Identifiable
    assets               12,172        29,322               -       41,494        7,657         6,733              (8)     14,382

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

     On December 20, 2001, Inergy, L.P., through an affiliate as further described below, acquired the assets IPC. The purchase price approximated $96.8 million, including approximately $7.5 million paid for net working capital.

     In connection with the IPC acquisition, Inergy, L.P. and several of its affiliates entered into various transactions. IPCH Acquisition Corp., an affiliate of Inergy L.P.'s managing general partner that ultimately became the sole stockholder of IPC through this stock acquisition, borrowed approximately $27 million from financial institution lenders. A portion of these loan proceeds were used to acquire 365,019 common units from Inergy, L.P. The aggregate purchase price paid for these common units was approximately $9.6 million. IPCH Acquisition Corp utilized these common units to provide a portion of the merger consideration distributed to certain former stockholders of IPC's parent corporation. The balance of the loan proceeds, amounting to $17.4 million, were paid as additional purchase price.

     Immediately following the IPC acquisition, IPCH Acquisition Corp. sold, assigned and transferred to our operating partnership the operating assets of IPC and certain rights under the IPC acquisition agreement and related escrow agreement. In consideration for the above sale, assignment and transfer, Inergy, L.P. issued to IPCH Acquisition Corp. 394,601 common units, paid $83.5 million in cash (including acquisition costs and the $9.6 million of cash received from the sale of 365,019 common units to IPCH Acquisition Corp.), and our operating partnership assumed $2.5 million of notes payable. IPCH Acquisition Corp. used the cash received from Inergy, LP. to repay the $27.0 million loan described above and repaid approximately $52.9 million of long-term debt assumed in the acquisition of IPC. Inergy, L.P. agreed that if it proposes to register any of its common units under applicable securities laws, IPCH Acquisition Corp. will have the right to include in such registration the 394,601 common units acquired by it, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by IPCH Acquisition Corp. and Inergy, L.P. The common units were issued in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. In addition, Inergy, L.P. issued 18,252 common units to certain members of IPC management, who remain as employees of Inergy, L.P., for approximately $0.5 million in cash at the time of the acquisition. IPCH Acquisition Corp. declined to exercise its right under the Registration Rights Agreement to include its 394,601 common units in the registration statement prepared in connection with the 2002 secondary offering.

     Our operating partnership agreed that IPCH Acquisition Corp. may obtain loans from financial institution lenders during the five year period following the date of the IPC acquisition for certain specified purposes, including payment of tax liabilities arising from the sale of IPC to Inergy, L.P. If IPCH Acquisition Corp. obtains any such loans, our operating partnership agreed to reimburse IPCH Acquisition Corp. for all out-of-pocket costs and expenses incurred to obtain $5.0 million of such borrowings, excluding interest.

     IPCH Acquisition Corp. has the right to appoint two directors to the board of directors of our managing general partner for a period of three years immediately following the date of the IPC acquisition.

     IPCH Acquisition Corp. agreed to guarantee the payment when due of the obligations of our operating partnership with respect to the IPC term loan of up to $35.0 million.

     A special committee of the Board of Directors reviewed the transactions described above on behalf of the unitholders who are not affiliated with our managing general partner.

     Inergy Partners, LLC contributed $0.2 million in cash to Inergy, L.P. in conjunction with the IPC acquisition in order to maintain its 2% non-managing general partner interest.

     Inergy, L.P. agreed to file a shelf registration statement under federal securities laws and to register approximately 349,914 common units issued to former IPC shareholders, including J.P. Morgan Partners (SBIC) LLC, subject to various conditions and limitations specified in a Registration Rights Agreement entered into by Inergy, L.P. and the former IPC shareholders. In connection with the 2002 secondary offering, 338,995 of the 349,914 common units covered by the Registration Rights Agreement were included in Inergy, L.P.'s registration and thereupon sold by the respective unitholders. As a result, only 10,919 common units continue to be entitled to the benefits afforded by that agreement.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Pro Gas and IPC acquisitions had been completed October 1, 2000 and 2001, the beginning of the 2001 and 2002 fiscal years. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill (amortization prior to the October 1, 2001 adoption of SFAS No. 142) and customer accounts amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2000 and 2001 or that will be obtained in the future. The following pro forma information is in thousands of dollars:

                                     Nine-month period ended
                                             June 30,
                                 -------------------------------
                                      2001             2002
                                 -------------------------------

        Sales                    $     276,142      $    236,804
        Net income               $      18,855      $     14,143

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

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words "may", "believes", "expects", "anticipates" or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements concerning our expected recovery of goodwill attributable to our acquisitions and the sufficiency of cash received from operations and borrowings to meet our foreseeable liquidity needs. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its subsidiary to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in the Partnership's area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Partnership's Securities and Exchange Commission filings. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Partnership's policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Volume. During the three months ended June 30, 2002, Inergy sold 13.1 million retail gallons of propane, an increase of 7.9 million gallons, or 152%, from the 5.2 million retail gallons sold during the same three-month period in 2001. The increase in retail sales volume was principally due to the November 2001 acquisition of Pro Gas and the December 2001 acquisition of IPC.

     Wholesale gallons delivered increased to 101.2 million gallons in the three months ended June 30, 2002 from 28.5 million gallons in the same three-month period in 2001. This increase was attributable to the growth of our existing wholesale operations.

     Revenues. Revenues in the three months ended June 30, 2002 were $58.0 million, an increase of $36.2 million, or 166%, from $21.8 million in the same three-month period in 2001.

     Revenues from retail sales were $18.5 million (after elimination of sales to our wholesale operations) in the three months ended June 30, 2002, an increase of $8.7 million, or 89%, from $9.8 million for the same three-month period in 2001. This increase was primarily attributable to the acquisitions partially offset by lower selling prices due to the lower cost of propane. Retail revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

     Revenues from wholesale sales were $39.5 million (after elimination of sales to our retail operations) in the three months ended June 30, 2002, an increase of $27.5 million, from $12.0 million for the same three-month period in 2001. This increase was attributable to the growth of our wholesale operations.

     Cost of Product Sold. Cost of product sold in the three months ended June 30, 2002 was $45.8 million, an increase of $29.4 million, from cost of product sold of $16.4 million in the same three-month period in 2001. This increase was primarily attributable to a significant increase in the wholesale propane volumes and acquisitions, partially offset by a slightly lower cost per gallon of propane.

     Gross Profit. Retail gross profit was $11.3 million in the three months ended June 30, 2002 compared to $4.6 million in the three months ended June 30, 2001, an increase of $6.7 million. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions. Wholesale gross profit was $0.8 million (after elimination of gross profit attributable to our retail operations) in the three months ended June 30, 2002 compared to $0.8 million in the same three-month period in 2001, due to a decline in the gross profit per gallon offset by an increase in volume.

     Operating and Administrative Expenses. Operating and administrative expenses increased $6.0 million or 101%, to $11.9 million in the three-month period ended June 30, 2002 as compared to $5.9 million in the same period in 2001. This increase resulted from the acquisitions and, to a lesser extent, an increase in insurance costs as a result of higher premiums and self insured retention amounts, and personnel costs associated with the growth of the partnership, including the completion of our initial public offering in July 2001.

     Depreciation and Amortization. Depreciation and amortization increased $1.6 million or 99%, to $3.2 million in the three months ended June 30, 2002 from $1.6 million in the same three-month period in 2001 primarily as a result of the Pro Gas and IPC acquisitions.

     Interest Expense. Interest expense was $2.3 million in the three months ended June 30, 2002 and 2001. The effect of the additional debt outstanding during 2002 was offset by lower interest rates.

     Interest Expense Related to Write-off of Deferred Financing Costs. A one-time charge of $0.6 million was recorded as a result of the write-off of deferred financing costs associated with the IPC term note that was repaid with proceeds of a private placement of senior secured notes.

     Net Loss. A net loss was recorded in the three months ended June 30, 2002 of $5.9 million, compared to a loss of $4.2 million in the same three-month period in 2001. This increase in net loss was primarily attributable to an increase in operating and administrative expenses and depreciation and amortization expenses partially offset by an increase in gross profit.

     EBITDA. In the three months ended June 30, 2002, income before interest, taxes, depreciation and amortization was $0.2 million compared to a loss of $0.3 million in the same period of fiscal 2001. The increase was primarily attributable to increased sales volumes partially offset by an increase in operating and administrative expenses as a result of acquisitions, in addition to higher gross profit per gallon at our existing retail locations. We define EBITDA as income before income taxes, plus interest, depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

     Volume. During the nine months ended June 30, 2002, Inergy, L.P. sold 73.6 million retail gallons of propane, an increase of 34.4 million gallons, or 88%, from the 39.2 million retail gallons sold during the same nine-month fiscal period in 2001. The increase in retail sales volume was principally due to the January 2001 acquisition of Hoosier Propane Group ("Hoosier"), the November 2001 acquisition of Pro Gas and the December 2001 acquisition of IPC. The increases associated with these acquisitions were partially offset by weather that was approximately 16% warmer in the nine months ended June 30, 2002 as compared to the same period in 2001 in the Partnership's areas of operations.

     Wholesale gallon delivered increased 142.1 million gallons, or 75%, to
332.3 million gallons in the nine months ended June 30, 2002 from 190.2 million gallons in the same nine-month period in 2001. This increase was attributable to the January 2001 acquisition of Hoosier and the growth of our existing operations, partially offset by a decrease due to the warmer weather in 2002 as described above.

     Revenues. Revenues in the nine months ended June 30, 2002 were $222.0 million, an increase of $29.8 million, or 16%, from $192.2 million of revenues in the same nine-month period in 2001.

     Revenues from retail sales were $92.8 million (after elimination of sales to our wholesale operations) in the nine months ended June 30, 2002, an increase of $29.5 million, or 47%, from $63.3 million for the same nine-month period in 2001. This increase was primarily attributable to acquisition related volume, partially offset by lower selling prices of propane due to the lower cost of propane and volume decreases at our existing locations as a result of warmer weather in the nine-month period ended June 30, 2002. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

     Revenues from wholesale sales were $129.3 million (after elimination of sales to our retail operations) in the nine months ended June 30, 2002, a increase of $0.4 million, from $128.9 million for the same nine-month period in 2001. This increase was attributable to an increase in gallons delivered, partially offset by a decrease in selling prices as a result of the lower cost of propane.

     Cost of Product Sold. Cost of product sold in the nine months ended June 30, 2002 was $159.6 million, a decrease of $1.8 million, from cost of product sold of $157.8 million in the same nine-month period in 2001. This decrease was attributable to a significant decrease in the average cost of propane, partially offset by an increase in both wholesale and retail propane volume as discussed above.

     Gross Profit. Retail gross profit was $58.2 million in the nine months ended June 30, 2002 compared to $28.9 million in the nine months ended June 30, 2001, an increase of $29.3 million, or 101%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions. Wholesale gross profit was $4.2 million (after elimination of gross profit attributable to our retail operations) in the nine months ended June 30, 2002 compared to $5.6 million in the same nine-month period in 2001, a decrease of $1.4 million. This decrease was attributable to a decrease in margin per gallon partially offset by an increase in wholesale volumes.

     Operating and Administrative Expenses. Operating and administrative expenses increased $17.8 million, or 103%, to $35.2 million in the nine-month period ended June 30, 2002 as compared to $17.4 million in the same period in 2001. This increase resulted from acquisitions and, to a lesser extent, an increase in insurance costs as a result of higher premiums and self-insured retention amounts, and personnel costs associated with the growth of the partnership, including the completion of our initial public offering in July 2001.

     Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 99%, to $8.3 million in the nine months ended June 30, 2002 from $4.2 million in the same nine-month period in 2001 primarily as a result of the Hoosier, Pro Gas and IPC acquisitions.

     Interest Expense. Interest expense increased $0.3 million, or 5%, to $5.6 million in the nine months ended June 30, 2002 as compared to $5.3 million in the same period in 2001. This increase is the result of higher average borrowings outstanding during 2002 as compared to 2001, partially offset by lower interest rates in 2002.

     Interest Expense Related to Write-off of Deferred Financing Costs. A one-time charge of $0.6 million was recorded as a result of the write-off of deferred financing costs associated with the IPC term note that was repaid with proceeds of a private placement of senior secured notes.

     Net Income. Net income increased $4.6 million, or 57%, to $12.6 million in the nine months ended June 30, 2002 from $8.0 million in the same nine-month period in 2001. This increase in net income was attributable to the increase in gross profit partially offset by an increase in operating and administrative expenses, depreciation and amortization expenses.

     EBITDA. In the nine months ended June 30, 2002, income before interest, taxes, depreciation and amortization was $27.1 million compared to $17.5 million in the same period of fiscal 2001. The increase was primarily attributable to increased sales volumes partially offset by an increase in operating and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In the 2002 secondary offering, the Partnership issued 1,061,005 new common units during June 2002 resulting in proceeds of $31.2 million, net of underwriter's discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.7 million in cash to Inergy, L.P. in conjunction with the June 2002 issuance in order to maintain its 2% non-managing general partner interest. The Partnership received an additional $4.5 million of net proceeds in July 2002 from the issuance of an additional 150,000 common units issued due to the underwriters' exercise of the over-allotment option.

     Cash provided by operating activities was $18.4 million in the nine months ended June 30, 2002 compared to $10.4 million in the same fiscal 2001 period. The increase in cash provided by operating activities is primarily attributable to higher net income and depreciation and amortization charges in 2002 as compared to 2001. Net income increased to $12.6 million for the nine months ended June 30, 2002 from $8.0 million for the nine months ended June 30, 2001 due to the effects of the acquisitions completed in fiscal 2002 and the effects of higher margins per gallon in existing operations, partially offset by the effects of the warmer weather in the 2002 period. Depreciation and amortization, including the amortization and write-off of deferred financing costs increased to $9.8 million in the nine months ended June 30, 2002 from $4.5 million in the same fiscal 2001 period due to the effects of acquisitions and the write-off. The change in operating assets and liabilities, including net assets/liabilities from price risk management activities, required a use of cash amounting to $5.2 million in the nine months ended June 30, 2002 and $2.7 million in the same fiscal 2001 period to accommodate increased business volume.

     Cash used in investing activities was $91.4 million in the nine months ended June 30, 2002 compared to $61.4 million in the nine months ended June 30, 2001. The 2002 period included $83.5 million of cash used for acquisitions and $4.4 million used for capital expenditures. In addition, the 2002 period included a use of $3.7 million for payment of deferred financing costs associated with the credit facilities used to finance the acquisitions, together with costs associated with the private placement of senior secured notes in 2002. The 2001 period included $56.3 million used for acquisitions and $3.1 million for capital expenditure purchases.

     Cash provided by financing activities of $71.9 million in the nine months ended June 30, 2002 and $52.3 million in the nine months ended June 30, 2001. The 2002 period included net proceeds from an $85.0 million private placement of long-term debt (see below) and repayments related to amended credit facilities negotiated in connection with acquisitions in that period. In addition, Inergy, L.P. received cash of approximately $31.2 million in connection with the 2002 secondary offering from issuance of common units and paid $10.9 million in distributions to unitholders in the 2002 period. The 2001 period included net proceeds from issuance of long-term debt of $37.7 million and redeemable preferred members' interest of $16.1 million.

     The Partnership entered into a note purchase agreement in June 2002 with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The net proceeds from this issuance were used to repay debt outstanding under the bank credit facility.

     At June 30, 2002, we had goodwill of $47.2 million, representing approximately 17% of total assets. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

     The Partnership paid a $0.66 per limited partner unit distribution to its unitholders in May 2002, which totaled $4.4 million. The Partnership announced that it will distribute $0.675 per limited partner unit ($2.70 annually) on August 14, 2002, for a total distribution of $5.3 million.

     The following tables summarizes the Partnership's long-term debt and operating lease obligations as of June 30, 2002 in thousands of dollars:

                                                                   Less
                                                                   than                                After
                                                      Total       1 year     1-3 years   4-5 years    5 years
                                                    ----------------------------------------------------------
     Aggregate amount of principal to be paid
      on the outstanding long-term debt             $  108,383   $   1,471   $  21,322   $  35,328   $  50,262

     Future minimum lease payments under
      noncancelable operating leases                     4,963       1,597       2,445         857          64

     Standby letters of credit                           3,956       3,956           -           -           -

     As of September 30, 2001, total propane contracts had an outstanding fair value of $4.6 million, as compared to total propane contracts outstanding net fair value at June 30, 2002 of $2.7 million. The net change of $1.9 million includes a net decrease in fair value of $4.6 million from contracts settled during the nine-month period, partially offset by a net $2.7 million increase from other changes in fair value. Of the outstanding fair value as of June 30, 2002, contracts with a maturity of less than one year totaled $2.6 million, and contracts maturing between one and two years totaled $0.1 million.

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

DESCRIPTION OF CREDIT FACILITY

     Inergy's credit agreement was amended in December 2001 in connection with the IPC Acquisition (December 2001 amendment). This December 2001 amendment was comprised of a $195 million facility including a $50 million revolving working capital facility due in December 2004, a $75 million revolving acquisition facility due in December 2004 and a $70 million term note due in April 2003. The $70 million term note was repaid in June 2002 with proceeds from a private placement of long-term senior secured notes, thus reducing the amount available under the credit facility to $125 million. The December 2001 amendment has similar interest terms to the previous credit agreement amended in July 2001, and accrues interest at prime rate and LIBOR plus applicable spreads, resulting in interest rates between 4.34% and 5.25% at June 30, 2002. At June 30, 2002, the balance outstanding under the credit facility was $19.7 million, including $1.7 million under the working capital facility, $19.7 million of which is classified as long-term in the accompanying 2002 consolidated balance sheet.

     On June 7, 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consist of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. On August 1, 2002, the balance outstanding under the senior secured notes was $85.0 million, and under the credit facility was $30.8 million, including $12.8 million under the working capital facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management has not determined the method, timing, or impact of adopting SFAS No. 144.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires accounting for all business combination using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles will be subject to periodic impairment testing and will be adjusted to fair value. The Partnership has adopted SFAS No. 142, which eliminates goodwill amortization that would have totaled approximately $2.1 million in fiscal 2002, based on the balances as of September 30, 2001 and totaled approximately $1.7 million in fiscal 2001.

CRITICAL ACCOUNTING POLICIES

ACCOUNTING FOR PRICE RISK MANAGEMENT

     Through our wholesale operations, we offer price risk management services to our customers and, in addition, trades for our own account. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, inclusive of reserves, and are shown in the consolidated balance sheets as assets and liabilities from price risk management activities. In addition, inventories for wholesale operations, which consist mainly of liquid propane commodities, are also stated at market. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements on these financial instruments and wholesale propane inventories are recognized in cost of products sold. Changes in the assets and liabilities from trading and price risk management activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

REVENUE RECOGNITION
     Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

IMPAIRMENT OF LONG-LIVED ASSETS

     We review our long-lived assets, other than goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

     We review goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," for impairment on at least an annual basis by applying a fair-value-based test. If the fair value of the goodwill is less than the carrying value, a loss is recognized for the excess of the carrying value over the fair value of the goodwill.

     In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the goodwill, determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2002, we had floating rate obligations totaling approximately $19.7 million for amounts borrowed under our credit agreement. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rate were to increase by 100 basis points from June 2002 levels, our combined interest expense would increase by a total of approximately $0.2 million per year.

PROPANE PRICE RISK

     The propane industry is a "margin-based" business in which gross profits depend on the excess of sales prices over supply costs. As a result, our profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, we may not be able to pass on these increases to our customers through retail or wholesale prices. Propane is a commodity and the price we pay for it can fluctuate significantly in response to supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost pass-through can significantly affect margins. Sudden and extended wholesale price increases could reduce our gross profits and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

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

NOTIONAL AMOUNTS AND TERMS

     The notional amounts and terms of these financial instruments as of June 30, 2002 include fixed price payor for 3.4 million barrels, and fixed price receiver for 5.0 million barrels. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

FAIR VALUE

The fair value of the financial instruments related to price risk management activities as of June 30, 2002 was assets of $5.1 million and liabilities of $2.4 million related to propane. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Inergy's position in an orderly manner over a reasonable period of time under present market conditions.

MARKET AND CREDIT RISK

     Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's value to senior management. We attempt to minimize credit risk exposure through credit policies, periodic monitoring procedures and obtaining customer deposits on sales contracts. The counter-parties associated with assets from price risk management activities, as of June 30, 2002 and September 30, 2001 were energy marketers.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.

ITEM 5.       OTHER INFORMATION
              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits
              4.1 Note Purchase Agreement entered into as of June 7, 2002, by Inergy Propane, LLC and the purchasers named therein (incorporated herein by reference to Exhibit 4.4 of Inergy, L.P.'s Registration Statement on Form S-1/A filed on June 13, 2002).
              4.2 Parent Guaranty dated as of June 7, 2002, by Inergy, L.P. in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.5 of Inergy, L.P.'s Registration Statement on Form S-1/A filed on June 13, 2002).
              4.3 Limited Guaranty dated as of June 7, 2002, by IPCH Acquisition Corp. in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.6 of Inergy, L.P.'s Registration Statement on Form S-1/A filed on June 13, 2002).
              4.4 Subsidiary Guaranty dated as of June 7, 2002, by the guarantors named therein in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.7 of Inergy, L.P.'s Registration Statement on Form S-1/A filed on June 13, 2002).
              99.1 Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein (incorporated herein by reference to Exhibit 10.19 of Inergy, L.P.'s Registration Statement on Form S-1/A filed on June 13,
              2002).
              99.2 Certificate of the Chief Executive Officer of Inergy, L.P. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.3 Certificate of the Chief Financial Officer of Inergy, L.P. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) The registrant filed a Report Form 8-K on June 13, 2002 regarding an $85 million aggregate principal amount of senior secured notes.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INERGY, L.P.

                                By: INERGY GP, LLC, Its Managing General Partner


    Date:  August 9, 2002       By: /s/ R. Brooks Sherman Jr.
                                    -------------------------------------------
                                    R. Brooks Sherman Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)