Form 10-K
period 2002-09-30
INERGY L P
filed 2002-12-26
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .

Commission file number: 000-32453

INERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112
(Address of principal executive offices)         (Zip Code)

(816) 842-8181
(Registrant’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Units representing limited partnership interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the 3,395,175 common units of the registrant held by non-affiliates computed by reference to the $28.05 closing price of such common units on December 2, 2002, was approximately $95,235,000. The aggregate market value of the 2,192,896 common units of the registrant held by non-affiliates computed by reference to the $30.10 closing price of such common units on March 29, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66,006,000. As of December 2, 2002, the registrant had 3,827,176 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

•	Throughout this report,

(1)
when we use the terms “we,” “us,” “our company,” or “Inergy, L.P.,” we are referring either to Inergy, L.P., the registrant itself, or to Inergy, L.P. and its operating subsidiaries collectively, as the context requires, and

(2)
when we use the term “our predecessor,” we are referring to Inergy Partners, LLC, the entity that conducted our business prior to our initial public offering, which closed on July 31, 2001. Inergy, L.P. was formed as a Delaware limited partnership on March 7, 2001 and did not have operations until the closing of our initial public offering. Our predecessor commenced operations in November 1996. The discussion of our business throughout this report relates to the business operations of Inergy Partners, LLC prior to Inergy, L.P.’s initial public offering and of Inergy, L.P. thereafter.

•
We have a managing general partner and a non-managing general partner. Our managing general partner is responsible for the management of our company and its operations are governed by a board of directors. Our managing general partner does not have rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf. Our non-managing general partner owns a 2% non-managing general partner interest in our company. Generally, we refer to each general partner as managing or non-managing, as the case may be. We collectively refer to our managing general partner and our non-managing general partner as our “general partners.”

INERGY, L.P.

PART I

Item 1. Business.

Recent Developments

As previously announced, we acquired the assets of three retail propane distributors subsequent to September 30, 2002. In October 2002, we acquired the assets of Hancock Gas Service, Inc. with headquarters in Findlay, Ohio; in December 2002, we acquired the assets of Central Carolina Gas Company, Inc., with headquarters in Hamlet, North Carolina; and Live Oak Gas Company, Inc., with headquarters in Live Oak, Florida. These three companies distributed approximately ten million gallons of propane during the 12 months ended September 30, 2002, which represents approximately 11% of our retail propane gallons distributed during fiscal 2002.

Unless required and specifically indicated otherwise, all information in this Form 10-K relates to the operations of Inergy, L.P. at or prior to September 30, 2002 and does not include the assets or operations of the acquisitions made subsequent to September 30, 2002.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the July 31, 2001 closing of our initial public offering. We own and operate, principally through our operating company, Inergy Propane, LLC, a rapidly growing retail and wholesale propane marketing and distribution business. Since our predecessor’s inception in November 1996 through September 30, 2002, we have acquired 13 propane companies for an aggregate purchase price of approximately $230 million, including working capital, assumed liabilities and acquisition costs. These acquisitions include two retail propane companies acquired during fiscal 2002 for an aggregate purchase price of approximately $109 million. For the fiscal year ended September 30, 2002, we sold and physically delivered approximately 89 million gallons of propane to retail customers and approximately 428 million gallons of propane to wholesale customers.

The address of our principal executive offices is Two Brush Creek Blvd., Suite 200 Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the Nasdaq Stock Market under the symbol “NRGY”.

We believe we are the seventh largest propane retailer in the United States, based on retail propane gallons sold. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products primarily under six regional brand names: Bradley Propane, Country Gas, Hoosier Propane, McCracken, Pro Gas and Independent Propane Company (IPC). We serve approximately 190,000 retail customers in Arkansas, Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and Wisconsin from 99 customer service centers which have an aggregate of approximately 6 million gallons of above-ground propane storage capacity. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies.

We currently provide wholesale supply and distribution services to approximately 350 customers in 24 states, primarily in the Midwest and Southeast.

We have grown primarily through acquisitions of propane operations and, to a lesser extent, through internal growth. Since our initial acquisition of McCracken Oil & Propane Company in 1996 and through September 30, 2002, we have completed twelve additional acquisitions in North Carolina, Tennessee, Illinois, Indiana, Michigan and Texas. The following chart sets forth information about each company we have acquired, including the three acquisitions subsequent to September 30, 2002:

Acquisition Date	Company(1)	Location
November 1996	McCracken Oil & Propane Company, LLC	Wake Forest, NC

December 1998	Wilson Oil Company of Johnston County, Inc.	Wilson’s Mills, NC

December 1998	Ernie Lee Oil & LP Gas, LLC	Raleigh, NC

May 1999	Langston Gas & Oil Co., Inc.	Four Oaks, NC

July 1999	Castleberry’s, Inc.	Smithfield, NC

August 1999	Rolesville Gas & Oil Company, Inc.	Raleigh, NC

October 1999	Bradley Propane, Inc.	Chattanooga, TN

November 1999	Butane-Propane Gas Company of Tenn., Inc.	Marion, TN

June 2000	Country Gas Company, Inc.	Crystal Lake, IL

November 2000	Bear-Man Propane	Hixson, TN

January 2001	Hoosier Propane Group	Kendallville, IN

November 2001	Pro Gas Companies	Muskegon, MI

December 2001	Independent Propane Company Holdings	Irving, TX

Acquisitions Subsequent to September 30, 2002

October 2002	Hancock Gas Service, Inc.	Findlay, OH

December 2002	Central Carolina Gas Company, Inc.	Hamlet, NC

December 2002	Live Oak Gas Company, Inc.	Live Oak, FL

(1)	Name of acquired company as of acquisition date.

Industry Background and Competition

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our customer service centers and other distribution areas and then to tanks located on our customers’ premises. Retail propane falls into three broad categories: residential, industrial and commercial and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

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

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 75% of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

According to the American Petroleum Institute, the domestic retail market for propane is approximately 12.1 billion gallons annually. This represents approximately 5% of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent than propane and natural gas, primarily because of the cost of converting to fuel oil. The costs associated with switching from appliances that use fuel oil to appliances that use propane are a significant barrier to switching. By contrast, natural gas can generally be substituted for propane in appliances designed to use propane as a principal fuel source.

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the ten largest retailers account for less than 36% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

Business Strategy

Our primary objective is to increase distributable cash flow for our unitholders, while maintaining the highest level of commitment and service to our customers. We intend to pursue this objective by capitalizing on what we believe are our competitive strengths as follows:

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2002, we have acquired and successfully integrated 13 propane companies with an aggregate purchase price of approximately $230 million, including seven propane distributors since September 1999. Our executive officers and key employees, who average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses throughout the United States. These significant industry contacts have enabled us to negotiate all of our acquisitions on an exclusive basis. This acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

•	businesses in geographical areas experiencing higher-than-average population growth;

•	established names with local reputations for customer service and reliability;

•	high concentration of propane sales to residential customers; and

•	the retention of key employees in acquired businesses.

Internal Growth

We consistently promote internal growth in our retail operations through a combination of marketing programs and employee incentives. We enjoy strong relationships with builders, mortgage companies and real estate agents which enable us to access customers as new residences are built. We also provide various financial incentives for customers who sign up for our automatic delivery program, including level payment, fixed price and price cap programs. We provide all customers with supply, repair and maintenance contracts and 24-hour customer service. In addition, we have an employee bonus program and other incentives that foster an entrepreneurial environment by rewarding employees who expand revenues by attracting new customers while controlling costs. We intend to continue to aggressively seek new customers and promote internal growth through local marketing and service programs in our residential propane business.

Operations in High Growth Markets

A majority of our operations are concentrated in higher-than-average population growth areas, where natural gas distribution is not cost effective. These markets have experienced strong economic growth which has spurred the development of sizable, low density and relatively affluent residential communities which are significant consumers of propane. We intend to pursue acquisitions in similar high growth markets.

Regional Branding

We believe that our success in generating internal growth at our customer service centers results from our operation under established, locally recognized trade names. We attempt to capitalize on the reputation of the companies we acquire by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. Our local branch management will continue to manage our marketing programs, new business development, customer service and customer billing and collections. Our employee incentive programs encourage efficiency and allow us to control costs at the corporate and field levels.

High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2002, sales to residential customers represented approximately 70% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own approximately 65% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Strong Wholesale Supply, Marketing and Distribution Business

One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2002, we delivered approximately 428 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers across the Midwest and Southeast allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices which are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Flexible Financial Structure

We have a $75.0 million revolving credit facility for acquisitions and a $50.0 million revolving working capital facility. As of December 2, 2002, we had available capacity of approximately $46.0 million under our acquisition facility and approximately $28.0 million under our working capital facility. We believe our available capacity under these facilities combined with our ability to fund acquisitions through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition strategy.

Operations

Our operations reflect our two reportable segments; retail sales operations and wholesale sales operations.

Retail Operations

Customer Service Centers

We distribute propane to approximately 190,000 retail customers in 14 states from 99 customer service centers. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available.

We market our propane primarily in the Southeast and Midwest regions of the United States and in Texas through our customer service centers using six regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Arkansas	1
Florida	2
Georgia	4
Illinois	2
Indiana	10
Michigan	10
North Carolina	9
Ohio	2
Oklahoma	6
South Carolina	1
Tennessee	4
Texas	48

Total	99

From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of our customer service centers also have an appliance showroom. We have several satellite facilities that typically contain only large capacity storage tanks. We have approximately six million gallons of above-ground propane storage capacity at our customer service centers and satellite locations.

Customer Deliveries

Retail deliveries of propane are usually made to customers by means of our fleet of bobtail and rack trucks. During 2002, we operated approximately 400 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons, into a stationary storage tank at the customer’s premises. The capacity of these tanks ranges from 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and 500 to 1,000 gallons in colder climates. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to 35 gallons. These cylinders are picked up and replenished at our distribution locations, then returned to the retail customer. To a limited extent, we also deliver propane to certain customers in larger trucks known as transports, which have an average capacity of approximately 10,000 gallons. During 2002, we operated over 100 transports. These customers include industrial customers, large-scale heating accounts and large agricultural accounts.

During the fiscal year ended September 30, 2002, we delivered approximately 17% and 83% of our propane volume of gallons to retail and wholesale customers, respectively. Our retail sales were made to residential, industrial and commercial, and agricultural customers as follows:

•	approximately 70% to residential customers;

•	approximately 23% to industrial and commercial customers; and

•	approximately 7% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2002. No single wholesale customer accounted for more than 5% of our revenue for the same period.

Nearly half of our residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, we deliver propane to our heating customers approximately six times during the year. We determine the amount of propane delivered based on weather conditions and historical consumption patterns. Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables us to efficiently route deliveries on a regular basis. We promote this program by offering level payment billing, discounts, fixed price options and price caps. In addition, we provide emergency service 24 hours a day, seven days a week, 52 weeks a year. Approximately 65% of our retail propane customers lease their tanks from us. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience and costs associated with switching tanks and suppliers greatly reduces a customer’s tendency to change distributors. Our tank lease programs are valuable to us from the standpoint of retaining customers and maintaining profitability.

The propane business is seasonal with weather conditions significantly affecting demand for propane. We believe that the geographic diversity of our areas of operations helps to minimize our exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, we believe our residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by our customers, (ii) loss of customers to competing energy sources has been low, (iii) the tendency of our customers to remain with us due to the product being delivered pursuant to a regular delivery schedule and to our ownership of approximately 65% of the storage tanks utilized by our customers and (iv) our ability to offset customer losses through internal growth of our customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which we operate, however, can significantly affect the total volumes of propane we sell and the margins we realize and, consequently, our results of operations. We believe that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Transportation Assets, Truck Fabrication and Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of our operating company. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2002, we owned a fleet of approximately 30 tractors, 80 transports, 350 bobtail and rack trucks and 250 other service and pick-up trucks. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

We own truck fabrication and maintenance facilities located in Indiana, Florida, and Texas. We believe that our ability to build and maintain the trucks we use in our propane operations significantly reduces the costs we would otherwise incur in purchasing and maintaining our fleet of trucks. We also sell a limited number of trucks to third parties.

Pricing Policy

Our pricing policy is an essential element in our successful marketing of propane. We base our pricing decisions on, among other things, prevailing supply costs, local market conditions and local management input. We rely on our regional management to set prices based on these factors. Our local managers are advised regularly of any changes in the posted prices of our propane suppliers. We believe our propane pricing methods allow us to respond to changes in supply costs in a manner that protects our customer base and gross margins. In some cases, however, our ability to respond quickly to cost increases could cause our retail prices to rise more rapidly than those of our competitors, possibly resulting in a loss of customers.

Billing and Collection Procedures

We retain our customer billing and account collection responsibilities at the local level. We believe that this decentralized approach is beneficial for a number of reasons:

•	customers are billed on a timely basis;

•	customers are more likely to pay a local business;

•	cash payments are received faster; and

•	local personnel have current account information available to them at all times in order to answer customer inquiries.

Trademark and Tradenames

We use a variety of trademarks and tradenames which we own, including “Inergy” and “Inergy Services.” We believe that our strategy of retaining the names of the companies we acquire has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Our most significant trade names are “Bradley Propane,” “Country Gas,” “Hoosier Propane,” “McCracken,” “Pro Gas” and “IPC.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to approximately 350 customers including independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies, primarily in the Midwest and Southeast. Our wholesale supply, marketing and distribution operations accounted for approximately 44% of total revenue, but approximately 7% of our gross profit during the fiscal year ended September 30, 2002.

Marketing and Distribution

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

Supply

We obtain propane from over 80 vendors at approximately 80 locations. During the fiscal year ended September 30, 2002, Louis Dreyfus Energy Services, L.P. accounted for approximately 13% of our volume of propane purchases. Most of these purchases were made under supply contracts that have a term of one year, are subject to annual renewal and provide various pricing formulas. No other single supplier accounted for more than 10% of volume propane purchases during the past fiscal year. On May 1, 2002, we entered into a one-year contract with Sunoco, Inc. (R&M) to purchase all of its propane production at its Toledo, Ohio refinery, which is estimated to be approximately 62 million gallons per year. We believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices if supplies are interrupted from any of the sources without a material disruption of our operations.

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2002, a majority of our sales volume was purchased pursuant to contracts that have a term of one year; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to our 175 storage facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

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

For more information on our reportable business segments, see Note 11 to our Consolidated Financial Statements.

Employees

As of December 2, 2002, we had 748 full-time employees of which 43 were general and administrative and 705 were operational employees. We employed 43 part-time employees, all of whom were operational employees. None of our employees is a member of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

We are subject to various federal, state and local environmental, health and safety laws and regulations related to our propane business as well as those related to our ammonia and butane transportation operations. Generally, these laws impose limitations on the discharge and emission of pollutants and establish standards for the handling of solid and hazardous wastes. These laws generally include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous. The laws and regulations referred to above could result in the imposition of civil or criminal penalties in cases of non-compliance or the imposition of liability for remediation costs. We have not received any notices that we have violated these laws and regulations in any material respect and we have not otherwise incurred any material liability thereunder.

For acquisitions that involve the purchase of real estate, we conduct due diligence investigations to attempt to determine whether any substance has been sold from, or stored on, or released or spilled from any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During these due diligence investigations, our employees, and, in certain cases, independent environmental consulting firms, review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substance contamination, compliance violations and the existence of underground storage tanks.

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

On August 18, 1997, the U.S. Department of Transportation published its Final Rule for Continued Operation of the Present Propane Trucks. This final rule is intended to address perceived risks during the transfer of propane and required certain immediate changes in industry operating procedures, including retrofitting all propane delivery trucks. We, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule for Continued Operation of the Present Propane Trucks cannot practicably be complied with in its current form. On October 15, 1997, five of the principal multi-state propane marketers, all of whom were unrelated to us, filed an action against the U.S. Department of Transportation in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule for Continued Operation of the Present Propane Trucks. On February 13, 1998, the Court issued a preliminary injunction prohibiting the enforcement of this final rule pending further action by the Court. This suit is still pending. In addition, Congress passed, and on October 21, 1998, the President of the United States signed, the FY 1999 Transportation Appropriations Act, which included a provision restricting the authority of the U.S. Department of Transportation from enforcing specific provisions of the Final Rule for Continued Operation of the Present Propane Trucks. At this time, we cannot determine the likely outcome of the litigation or the proposed legislation or what the ultimate long-term cost of compliance with the Final Rule for Continued Operation of the Present Propane Trucks will be to us and the propane industry in general.

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

Item 2.    Properties.

As of September 30, 2002, we owned 56 of our 99 customer service centers and leased the balance. We refer you to “Retail Operations” under Item 1 for more information concerning the location of our customer service centers. We lease our Kansas City, Missouri headquarters. As of September 30, 2002, we operated bulk storage facilities at 175 locations and owned 118 of the storage locations. We lease underground storage facilities with an aggregate capacity of approximately 23 million gallons of propane at nine locations under annual lease agreements. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our operations and customer retention. As of December 2, 2002, we owned the following:

•	approximately 300 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons,

•	approximately 120,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 34,000 portable propane cylinders with typical capacities of up to 35 gallons.

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

Item 3.    Legal Proceedings.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as the managing general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our Company’s common units during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Since July 31, 2001 our company’s common units representing limited partner interests have been traded on Nasdaq’s national market under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the common units, as reported by Nasdaq, as well as the amount of cash distributions paid per common unit with respect to each such quarter.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2002:
September 30, 2002	$27.88	$30.75	$0.700
June 30, 2002	29.40	35.10	0.675
March 31, 2002	27.05	30.30	0.660
December 31, 2001	23.06	28.65	0.625
Fiscal 2001:
July 31 to September 30, 2001	$22.20	$27.45	$0.400	(a)

(a)	Reflects the pro rata portion of the $0.60 minimum quarterly distribution per unit, representing the period from the July 31, 2001 closing of the initial public offering through September 30, 2001.

As of December 2, 2002, our company had issued and outstanding 3,827,176 common units, which were held of record by approximately 7,600 unitholders. In addition, as of that date our company had 3,313,367 senior subordinated units representing limited partner interests and 572,542 junior subordinated units representing limited partner interests. There is no established public trading market for our Company’s subordinated units.

Our company makes quarterly distributions to its partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the managing general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business,
•	comply with applicable law, any of our debt instruments, or other agreements, or
•	provide funds for distributions to unitholders and to our non-managing general partner for any one or more of the four quarters ending September 30, 2003,

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

During the subordination period referred to below, our common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.60 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on any junior or senior subordinated units. There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Description of Credit Facility. The subordination period generally will not end earlier than June 30, 2006 with respect to the senior subordinated units and June 30, 2008 with respect to the junior subordinated units.

The following table sets forth in tabular format, a summary of our company’s equity plan information as of December 2, 2002:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	498,232	$23.20	90,768
Equity compensation plans not approved by security holders	—	—	—

Total	498,232	$23.20	90,768

Item 6. Selected Financial Data.

The following table sets forth selected financial data and other operating data of Inergy, L.P., and our predecessor, Inergy Partners, LLC. The selected historical financial data of Inergy Partners, LLC for the years ended September 30, 2000, 1999 and 1998 and as of September 30, 2000, 1999 and 1998 are derived from the audited financial statements of Inergy Partners, LLC. The selected historical financial data of Inergy, L.P. as of and for the years ended September 30, 2002 and 2001 are derived from the audited financial statements of Inergy Partners, LLC and

Inergy, L.P. The historical financial data of Inergy Partners, LLC and Inergy, L.P. include the results of operations of the Hoosier Propane Group from January 1, 2001, the effective date of the acquisition, which closed on January 12, 2001, the results of operations of Pro Gas from November 1, 2001, the effective date of acquisition, and the results of operations of Independent Propane Company from December 20, 2001, the effective date of the acquisition.

“EBITDA” shown in the table below is defined as income before income taxes, plus interest expense and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

The data in the following tables should be read together with and are qualified in their entirety by reference to, the historical financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. and Predecessor (a)
	Years Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands except per unit data)
Statement of Operations Data:
Revenues(b)	$208,700	$168,982	$63,512	$15,098	$7,507
Cost of product sold(b)	134,242	128,425	51,553	9,641	4,215

Gross profit	74,458	40,557	11,959	5,457	3,292
Expenses:
Operating and administrative(c)	46,057	23,501	8,990	4,119	2,424
Depreciation and amortization	11,444	6,532	2,286	690	394

Operating income	16,957	10,524	683	648	474
Other income (expense):
Interest expense	(8,365)	(6,670)	(2,740)	(962)	(569)
Interest expense related to write-off of deferred financing costs	(585)	—	—	—	—
Gain on sale of property, plant and equipment	140	37	—	101	—
Finance charges	115	290	176	79	59
Other	140	168	59	5	1

Income (loss) before income taxes	8,402	4,349	(1,822)	(129)	(35)
Provision for income taxes	93	—	7	56	—

Net income (loss)	$8,309	$4,349	$(1,829)	$(185)	$(35)

Net income (loss) per limited partner unit:
Basic	$1.22	$(0.40	)(d)

Diluted	$1.20	$(0.40	)(d)

Weighted average limited partners’ units outstanding:
Basic	6,658	5,726	(d)

Diluted	6,760	5,726	(d)

Cash distributions per unit	$2.36	—

Balance Sheet Data (end of period):
Current assets	$70,016	$36,920		$22,199	$11,390	$2,119
Total assets	288,232	155,653		68,924	38,896	10,230
Long-term debt, including current portion	124,462	54,132		34,927	22,337	5,694
Redeemable preferred members’ interest	—	—		10,896	—	—
Members’ equity	—	—		2,972	5,269	2,611
Partners’ capital	120,916	72,754		—	—	—

Other Financial Data:
EBITDA (unaudited)	$28,796	$17,551		$3,204	$1,523	$928
Net cash provided by (used in) operating activities	7,779	4,659		(222)	(774)	362
Net cash used in investing activities	(94,017)	(64,025)		(12,464)	(13,130)	(727)
Net cash provided by financing activities	86,155	60,164		13,907	14,056	336
Maintenance capital expenditures(e) (unaudited)	1,556	1,901		283	156	61

Other Operating Data (unaudited):
Retail propane gallons sold	88,515	46,750		18,112	8,006	5,612
Wholesale propane gallons delivered	428,128	238,649		146,644	24,735	N/A

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$8,309	$4,349		$(1,829)	$(185)	$(35)
Plus:
Income taxes	93	—		7	56	—
Interest expense	8,365	6,670		2,740	962	569
Interest expense related to write-off of deferred financing costs	585
Depreciation and amortization expense	11,444	6,532		2,286	690	394

	28,796	17,551		3,204	1,523	928
Less:
Interest Income	—	—		—	—	—

EBITDA	$28,796	$17,551		$3,204	$1,523	$928

(a)	Represents selected financial data of Inergy Partners, LLC. and subsidiaries prior to July 31, 2001 and Inergy, L.P. thereafter.
(b)
New accounting standards contained in Emerging Issues Task Force Issue No. 02-3 affecting the reporting of gains or losses on energy trading contracts related to our risk management activities with certain energy marketers and dealers became effective, requiring such contracts to be reported on a net basis in the income statement, resulting in an equal reduction in revenue and cost of product sold. Adopting this standard also required reclassifying revenue and cost of product sold for all prior periods. The adoption of the new standards required that we reduce both revenue and cost of product sold by $69.6 million, $54.2 million, $30.1 million, $4.1 million, and $0 for the years ended September 30, 2002, 2001, 2000, 1999, and 1998, respectively.

(c)
The historical financial statements include non-cash charges related to amortization of deferred compensation of $234,000, $79,000 and $78,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

(d)	Amounts relate to the net loss incurred by Inergy, L.P. and the weighted average limited partners’ units outstanding for the period from July 31,

2001 (the closing date of our initial public offering) through September 30, 2001.
(e)
Capital expenditures fall generally into three categories: (1) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of our retail customer base, (2) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment, and (3) acquisition capital expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a Delaware limited partnership formed to own and operate a rapidly growing retail and wholesale propane marketing and distribution business. For the fiscal year ended September 30, 2002, we sold approximately 89 million gallons of propane to retail customers and delivered approximately 428 million gallons of propane to wholesale customers. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation, supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies.

The results of operations discussed below are those of Inergy, L.P. on and after July 31, 2001, the closing date of our initial public offering, and of our predecessor, Inergy Partners, LLC prior to July 31, 2001. Audited financial statements for Inergy, L.P. and Inergy Partners, LLC are included elsewhere in this Form 10-K.

Since the inception of our predecessor in November 1996 through September 30, 2002, we have acquired 13 propane companies for an aggregate purchase price of approximately $230 million, including working capital, assumed liabilities and acquisition costs.

The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March. We generally experience losses in the six-month, off season of April through September.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated by taking the difference between 65 degrees and the average temperature of the day (if less than 65 degrees).

In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for such period to the average number of heating degree days for a longer time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss “normal” weather in our results of operations presented below we are referring to a 30 year average consisting of the years 1972 through 2001. We then calculate weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis and then on a partnership-wide basis.

The propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. Retail sales generate significantly higher margins than wholesale sales and sales to residential customers generally generate higher margins than sales to our other retail customers.

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

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

Results of Operations

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Volume. During fiscal 2002, Inergy, L.P. sold 88.5 million retail gallons of propane, an increase of 41.7 million gallons, or 89%, from the 46.8 million retail gallons sold in fiscal 2001. The increase in retail sales volume was principally due to the January 2001 acquisition of Hoosier Propane Group, the November 2001 acquisition of Pro Gas, and the December 2001 acquisition of Independent Propane Company. The increases associated with these acquisitions were partially offset by weather that was approximately 17% warmer in fiscal 2002 as compared to fiscal 2001 in our retail areas of operations, and 13% warmer than normal.

Wholesale gallons delivered increased 189.5 million gallons, or 79%, to 428.1 million gallons in fiscal 2002 from 238.6 million gallons in fiscal 2001. This increase was primarily attributable to the growth of our existing wholesale operations, partially offset by a decrease due to the warmer weather in 2002 in our wholesale areas of operations.

Revenues. Revenues in fiscal 2002 were $208.7 million, an increase of $39.7 million, or 23%, from $169.0 million of revenues in fiscal 2001.

Revenues from retail sales were $111.7 million in fiscal 2002, an increase of $40.4 million, or 57%, from $71.3 million in fiscal 2001. This increase was primarily attributable to acquisition related volume, partially offset by lower selling prices of propane due to the lower cost of propane and volume decreases at our existing locations as a result of warmer weather in fiscal 2002. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

Revenues from wholesale sales were $97.0 million (after elimination of sales to our retail operations) in fiscal 2002, a decrease of $0.6 million, from $97.6 million in fiscal 2001. This decrease was primarily attributable to warmer weather in 2002 and a decrease in selling prices as a result of the lower cost of propane partially offset by higher wholesale volumes. During the fourth quarter of 2002, new accounting standards contained in Emerging Issues Task Force Issue No. 02-3 (EITF No. 02-3) affecting the reporting of gains or losses on energy trading contracts became effective, requiring such contracts to be reported on a net basis in the income statement, resulting in an equal reduction in revenue and cost of product sold. Adopting this standard also required reclassifying revenue and cost of product sold for past years. The adoption of the new standard required that we reduce both revenue and cost of product sold by $69.6 million and $54.2 million in the fiscal years ended September 30, 2002 and 2001, respectively. This reclassification had no impact on gross profit, net income or EBITDA. See Item 7, Recent Accounting Pronouncements for more details.

Cost of Product Sold. Cost of product sold in fiscal 2002 was $134.2 million, an increase of $5.8 million or 5%, from cost of product sold of $128.4 million in fiscal 2001. This increase was primarily attributable to retail acquisition related volume, offset by a decrease in the average cost of propane.

Gross Profit. Retail gross profit was $69.4 million in fiscal 2002 compared to $34.6 million in fiscal 2001, an increase of $34.8 million, or 101%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions and higher margins per gallon. Wholesale gross profit was $5.1 million (after elimination of gross profit attributable to our retail operations) in fiscal 2002 compared to $5.9 million in fiscal 2001, a decrease of $0.8 million. This decrease was attributable to a decrease in margin per gallon partially offset by an increase in wholesale volumes.

Operating and Administrative Expenses. Operating and administrative expenses increased $22.6 million, or 96%, to $46.1 million in fiscal 2002 as compared to $23.5 million in fiscal 2001. This increase resulted from acquisitions and, to a lesser extent, an increase in insurance costs as a result of higher premiums and self-insured retention amounts, and personnel costs associated with the growth of our company, including the completion of our initial public offering in July 2001.

Depreciation and Amortization. Depreciation and amortization increased $4.9 million, or 75%, to $11.4 million in fiscal 2002 from $6.5 million in fiscal 2001 primarily as a result of the Hoosier Propane Group, Pro Gas and Independent Propane Company acquisitions.

Interest Expense. Interest expense increased $2.3 million, or 34%, to $9.0 million in fiscal 2002 as compared to $6.7 million in fiscal 2001. This increase is the result of higher average borrowings outstanding during fiscal 2002 as compared to fiscal 2001 and a one-time charge of $0.6 million that was recorded in 2002 as a result of the write-off of deferred financing costs associated with the Independent Propane Company term note that was repaid with proceeds of a private placement of senior secured notes. These increases were partially offset by lower interest rates in fiscal 2002.

Net Income. Net income increased $4.0 million, or 93%, to $8.3 million in fiscal 2002 from $4.3 million in fiscal 2001. This increase in net income was attributable to the increase in retail gross profit, partially offset by increases in operating expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. In fiscal 2002, income before interest, taxes, depreciation and amortization was $28.8 million compared to $17.6 million in fiscal 2001. The increase was primarily attributable to increased sales volumes partially offset by an increase in operating and administrative expenses.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Volume. During fiscal 2001, we sold 46.8 million retail gallons of propane, an increase of 28.7 million gallons, or 158%, from the 18.1 million retail gallons sold in fiscal 2000. The increase in retail sales volume was principally due to the acquisitions of Country Gas and the Hoosier Propane Group. In addition, weather was approximately 16% colder in fiscal 2001 as compared to fiscal 2000.

Wholesale gallons delivered increased 92.0 million gallons, or 63%, to 238.6 million gallons in fiscal 2001 from 146.6 million gallons in fiscal 2000. This increase was attributable to the continued growth of our wholesale sales operations, which were initiated after the fiscal 1999 winter season, and the acquisition of the Hoosier Propane Group. During 2002, new accounting standards contained in EITF No. 02-3 affecting the reporting of gains or losses on energy trading contracts became effective, requiring such contracts to be reported on a net basis in the income statement, resulting in an equal reduction in revenue and cost of product sold. Adopting this standard also required reclassifying revenue and cost of product sold for past years. The adoption of the new standards required that we reduce both revenue and cost of product sold by $54.2 million and $30.1 million in the fiscal years ended September 30, 2001 and 2000, respectively. This reclassification had no impact on net income, gross profit or EBITDA. See Item 7, Recent Accounting Pronouncements for more details.

Revenues. Revenues in fiscal 2001 were $169.0 million, an increase of $105.5 million or 166% over $63.5 million of revenues in fiscal 2000.

Revenues from retail sales were $71.3 million (after elimination of sales to our wholesale operations) in fiscal 2001, an increase of $47.8 million, or 203%, from $23.5 million in fiscal 2000. This increase was attributable to the acquisitions of Country Gas and the Hoosier Propane Group and higher sales prices, with the remaining increase due to volume increases due to growth and colder weather in our retail areas of operations. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

Revenues from wholesale sales were $97.6 million (after elimination of sales to our retail operations) in fiscal 2001, an increase of $57.5, from $40.1 million (after elimination of sales to our retail operations) in fiscal 2000. This increase is primarily attributable to increased selling prices, growth, and colder weather.

Cost of Product Sold. Cost of product sold in fiscal 2001 was $128.4 million, an increase of $76.8 million, or 149%, over fiscal 2000 cost of sales of $51.6 million. The increase was principally attributable to the significant increases in wholesale and retail volumes and an increase in the average cost of propane. In addition, we recorded a charge to cost of product sold in fiscal 2001 of approximately $0.6 million associated with a third party who was involuntarily petitioned into bankruptcy in December 2001.

Gross Profit. Retail gross profit was $34.6 million in fiscal 2001 compared to $10.7 million in fiscal 2000, an increase of $23.9 million. This increase was primarily attributable to an increase in retail gallons sold and an increase in margin per gallon. Wholesale gross profit was $5.9 million (after elimination of gross profit attributable to our retail operations) in fiscal 2001 compared to $1.3 million in fiscal 2000, an increase of $4.6 million. This increase was attributable to higher wholesale gallon sales in fiscal 2001, including the acquisition of the wholesale operations within the Hoosier Propane Group and an increase in gross profit per gallon.

Operating and Administrative Expenses. Operating and administrative expenses were $23.5 million in fiscal 2001 as compared to $9.0 million in fiscal 2000, an increase of $14.5 million, or 161%. This increase primarily resulted from acquisitions and personnel costs, including performance incentives accrued as a result of the increased profitability, with the remaining increase primarily attributable to higher vehicle fuel and maintenance costs as a result of the increased retail volumes.

Depreciation and Amortization. Depreciation and amortization increased $4.2 million, or 186%, to $6.5 million in fiscal 2001 from $2.3 million in fiscal 2000. This increase was primarily a result of the Country Gas and the Hoosier Propane Group acquisitions, which included property, plant and equipment, and intangible assets of approximately $88.6 million.

Interest Expense. Interest expense increased $4.0 million, or 143%, to $6.7 million in fiscal 2001 from $2.7 million in fiscal 2000. This increase was primarily a result of the higher average outstanding borrowings in fiscal 2001 over fiscal 2000 associated with the debt incurred in the Country Gas and the Hoosier Propane Group acquisitions. In addition, included in interest expense in fiscal 2001 is a charge of $0.5 million associated with the early termination of an interest rate swap agreement that was terminated by Inergy Partners, LLC immediately prior to the July 2001 closing of our initial public offering.

Net Income (Loss). Net income increased $6.1 million to $4.3 million in fiscal 2001 from a net loss of $1.8 million in fiscal 2000. This increase in net income was attributable to the increase in gross profit in an amount greater than the increases in operating and administrative expenses and depreciation and amortization expense partially offset by an increase in interest expense as a result of higher average outstanding borrowings associated with the acquisitions.

EBITDA. EBITDA increased $14.4 million, or 448%, to $17.6 million in fiscal 2001 from $3.2 million in fiscal 2000. The increase in EBITDA was attributable to increased retail and wholesale volumes and margin per gallon associated with our retail and wholesale sales partially offset by increased operating and administrative expenses.

Liquidity and Sources of Capital

In our 2002 secondary offering, we issued 1,061,005 new common units during June 2002 resulting in net proceeds of $30.4 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.7 million in cash to Inergy, L.P. in conjunction with the June 2002 issuance in order to maintain its 2% non-managing general partner interest. Our company received an additional $4.5 million of net proceeds in July 2002 from the issuance of an additional 150,000 common units issued due to the underwriters’ exercise of the over-allotment option.

Cash flows provided by (used in) operating activities of $7.8 million in fiscal 2002 consisted primarily of: net income of $8.3 million; net non-cash charges of $13.6 million, principally related to depreciation and amortization of $11.4 million and $1.8 million related to the amortization and write-off of deferred financing costs; and uses of cash of $14.1 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The use of cash associated with the changes in operating assets and liabilities is primarily due to an increase in propane inventory attributable to our retail and wholesale growth partially offset by the effects of working capital provided by the increase in price risk management liabilities related to the effect of rising propane prices on our company’s forward sales and purchases contracts, which are marked to market. Cash flows provided by (used in) operating activities of $4.7 million in fiscal 2001 consisted primarily of: net income of $4.3 million; net non-cash charges of $8.1 million, principally related to depreciation and amortization of $6.5 million related to acquisitions; and uses of cash of $7.8 million associated with the changes in operating assets and liabilities due to increased business volume, including net liabilities from price risk management activities. The use of cash in fiscal 2001 was primarily due to the timing of the acquisition of the Hoosier Propane Group and the use of working capital to finance business growth.

Cash used in investing activities was $94.0 million in fiscal 2002 as compared to $64.0 million in fiscal 2001. Fiscal 2002 investing activities included a use of cash of $74.8 million,

net of cash acquired, for the acquisition of Independent Propane Company and $10.0 million for the acquisition of Pro Gas. During fiscal 2001, $56.3 million was used for the acquisition of the Hoosier Propane Group and Bear Man Propane. Additionally, we expended $6.4 million in fiscal 2002 and $4.8 million in fiscal 2001 for additions of property and equipment to accommodate our growing operations. Deferred financing costs of $3.7 million and $3.1 million were incurred in fiscal 2002 and 2001, respectively, related to debt incurred to complete the acquisitions.

Cash provided by financing activities was $86.2 million in fiscal 2002 and $60.2 million in fiscal 2001. Cash provided by financing activities in fiscal 2002 and fiscal 2001 included net borrowings of $66.0 million and $14.2 million, respectively, under debt agreements, including borrowings and repayments in conjunction with the January 2001 and July 2001 refinancings of our credit facilities and borrowings and repayments of our revolving working capital facility. In addition, net proceeds were received from the issuance of common units of $35.4 million in fiscal 2002, the initial public offering of $34.3 million in fiscal 2001, and proceeds from the issuance of redeemable preferred interests of our predecessor of $16.1 million in fiscal 2001. Offsetting these cash sources were $16.2 million and $2.6 million of distributions in fiscal 2002 and fiscal 2001, respectively, and $1.8 million of cash retained by Inergy Partners at the time of the conveyance of assets in conjunction with the initial public offering in fiscal 2001.

At September 30, 2002, we had net goodwill of $46.1 million, representing approximately 16% of total assets. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

The following table summarizes our company’s long-term debt and operating lease obligations as of September 30, 2002 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$124,462	$19,367	$18,698	$35,408	$50,989
Future minimum lease payments under noncancelable operating leases	6,372	1,826	2,959	1,327	260
Standby letters of credit	3,100	3,100	—	—	—

As of September 30, 2002, total propane contracts had an outstanding net fair value (liability) of ($4.7 million), as compared to total propane contracts outstanding with a net fair value at September 30, 2001 of $4.6 million. The net change of $9.3 million includes a net decrease in fair value of $5.2 million from contracts settled during the 2002 fiscal year period, and a net decrease of $4.1 million from other changes in fair value. Of the outstanding fair value (loss) as of September 30, 2002, contracts with a maturity of less than one year totaled ($4.6) million, and contracts maturing between one and two years totaled ($0.1) million.

In November 2002, Inergy filed a Form S-3 Registration Statement to sell up to $300 million of securities in combination of common units, partnership securities or debt securities. The proceeds from the sale of these securities would be used for general business purpose, including debt repayment, future acquisitions, capital expenditures and working capital.

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

Description of Credit Facility

Our credit agreement was amended in December 2001 in connection with the Independent Propane Company acquisition. This December 2001 amendment was comprised of a $195.0 million facility including a $50.0 million revolving working capital facility due in December 2004, a $75.0 million revolving acquisition facility due in December 2004 and a $70.0 million term note due in April 2003. The $70.0 million term note was repaid in June 2002 with proceeds from a private placement of long-term senior secured notes, thus reducing the amount available under the credit facility to $125.0 million. The December 2001 amendment has similar interest terms to the previous credit agreement amended in July 2001, and accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of between 3.87% and 4.75% at September 30, 2002. At September 30, 2002, borrowings outstanding under the credit facility were $35.5 million, including $22.0 million under the revolving working capital facility. Of the outstanding credit facility balance of $35.5 million, $17.5 million is classified as long-term in the accompanying 2002 consolidated balance sheet. At December 2, 2002, the borrowings outstanding under the credit facility were $47.3 million, including $18.3 million under the revolving working capital facility.

During each fiscal year beginning October 1, the outstanding balance of the revolving working capital facility must be reduced to $4.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

The obligations under the credit facility are secured by first priority liens on all assets of Inergy Propane and its subsidiaries, the pledge of all of Inergy Propane’s equity interests in its subsidiaries and by a pledge of our membership interest in Inergy Propane.

Indebtedness under the credit facility bears interest at the option of Inergy Propane at either prime rate or LIBOR (preadjusted for reserves), plus in each case, an applicable margin. The applicable margin varies quarterly based on Inergy Propane’s leverage ratio. Inergy Propane will incur a fee based on the average daily unused commitments under the credit facility.

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

In addition, the credit facility contains various covenants limiting the ability of Inergy Propane and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt, including the senior secured notes which are secured on a pari passu basis);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	issue or modify the terms of any equity or other securities,

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the credit agreement;

•	permit operating lease obligations to exceed $5 million in any fiscal year;

•	enter into any debt which contains covenants more restrictive than those of the credit facility;

•	enter into put agreements granting put rights with respect to equity interests of Inergy Propane or its subsidiaries; and

•	modify their respective organizational documents.

In addition, Inergy, L.P. is prohibited from incurring indebtedness except its guarantee of the credit facility.

Furthermore, the credit facility contains the following financial covenants:

•	the ratio of consolidated EBITDA (as defined in the credit facility) to consolidated interest expense (as defined in the credit facility) must be at least 2.5 to 1.0 for any fiscal quarter; and

•	the ratio of total funded debt (as defined in the credit facility) to consolidated EBITDA may not exceed 4.5 to 1.0.

Each of the following is an event of default under the credit facility:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the credit facility or ancillary agreements;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy Propane, its subsidiaries or Inergy, L.P.;

•	impairment of the enforceability or the validity of agreements relating to the credit facility;

•	judgments exceeding $500,000 against Inergy Propane, its subsidiaries or Inergy, L.P. are undischarged or unstayed for 30 days;

•	certain change of control events; and

•	a condition or event occurs that could have a material adverse effect in the reasonable judgment of two-thirds of the credit facility lenders.

On June 7, 2002, we entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consist of the following: $35.0 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The senior secured notes have covenants similar to the credit agreement. The proceeds from the issuance of the senior secured notes were used to repay borrowings under our credit facilities to fund the Independent Propane Company and Pro Gas acquisitions earlier in fiscal 2002.

The notes represent senior secured obligations of our operating company and will rank at least pari passu in right of payment with all other present and future senior indebtedness of our operating company. The notes are secured, on an equal and ratable basis with the obligations of the operating company under the credit facility, by (i) a first priority lien on substantially all of the existing and future assets of the operating company and its current and future subsidiaries (as defined in the note purchase agreement), (ii) a lien on all of our existing and future equity and other interests in the operating company and (iii) a lien on all of the operating company’s existing and future equity and other interests in each of its current and future subsidiaries.

The senior secured notes are guaranteed by our operating company’s subsidiaries, IPCH Acquisition Corp., an affiliate of our managing partner, and us. See Item 13. Certain Relationships and Related Transactions. The IPCH Acquisition Corp. guaranty is limited to $35.0 million.

The senior secured notes are redeemable, at our operating company’s option, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the note purchase agreement.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires accounting for all business combinations using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles are subject to periodic impairment testing and will be adjusted to fair value. We adopted SFAS No. 142 on October 1, 2001, which eliminated goodwill amortization that would have totaled approximately $2.1 million in fiscal 2002, based on the balances as of September 30, 2001 and totaled approximately $1.7 million in fiscal 2001.

We review goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for impairment on at least an annual basis by applying a fair-value-based test. An assessment of the fair value of each reporting unit is compared with the carrying value of each segment to determine whether any impairment exists. If the fair value of the goodwill is less than the carrying value, a loss is recognized for the excess of the carrying value over the fair value of the goodwill. We have performed the goodwill impairment appraisal and have determined that based on the fair value of our reporting units, goodwill is not impaired.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted the provisions of SFAS No. 144 on October 1, 2002. This adoption does not materially affect our company’s consolidated financial position or results of operations.

In June 2002, a consensus was reached in EITF Issue 02-3 which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement irrespective of whether the contract is physically settled. This presentation is effective for financial statements issued for periods ending after July 15, 2002. The effect of this EITF pronouncement is that gains and losses from energy trading contracts be reported on a net basis in the income statement regardless of whether the contracts settle in physical delivery resulting in an equal reduction in revenue and cost of product sold. The adoption of the new standards required that we reduce both revenue and cost of product sold by $69.6 million, $54.2 million and $30.1 million in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The required reclassifications have no impact on previously recorded gross margin, net income, EBITDA, or cash provided by operating activities. Inergy physically delivered 171.2 million, 91.4 million and 59.3 million related to the reclassified amounts discussed above for the years ended September 30, 2002, 2001, and 2000, respectively.

In October 2002, the EITF reached a consensus to rescind Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, which is the basis for mark-to-market accounting used for recording energy- trading activities not within the scope of SFAS No. 133. The new pronouncement requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to Issue 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The effective date for the full rescission of Issue 98-10 will be for fiscal periods beginning after December 15, 2002. Changes to the accounting for existing contracts and physical inventory as a result of the rescission of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. We have not determined the impact that the rescission of EITF Issue 98-10 will have on our financial position and results of operations.

The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at cost. Unless the company elects to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of inventory, whereby the inventory and the derivative hedge instruments would be marked to market, there could be earnings volatility when market prices increase. The company intends to and is currently evaluating the use of such a hedging strategy and the application of the SFAS No. 133 hedge accounting rules.

Critical Accounting Policies

Accounting for Price Risk Management. Our company, through its wholesale operations, sells propane to various propane users, retailers, resellers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies and offers price risk management services to these customers as part of its marketing and distribution operations. Our wholesale operations also sells propane and offers certain price risk management services as part of our energy trading activities. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, Emerging Issues Task Force Issue (EITF) No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, and EITF No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, as discussed below. Our overall objective for entering into such derivative financial instruments is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of inventories.

SFAS No. 133 requires recognition of all derivative and hedging instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. As of September 30, 2002, none of our commodity derivative financial instruments have been designated as hedges, as defined in SFAS No. 133 and the gain or loss associated with these derivatives has been recognized in earnings. Energy trading activities have been accounted for in accordance with EITF No. 98-10, which requires energy trading contracts to be recorded at fair value with changes in fair value reported in earnings. Accordingly, any gain or loss associated with changes in fair value of derivatives and physical delivery contracts related to our energy trading activities are immediately recognized in earnings as profit or loss on such contracts.

Under the mark-to-market method of accounting, these pronouncements require that derivative contracts including forwards, swaps, options and storage contracts be reflected at fair value, inclusive of reserves, and be shown in the consolidated balance sheet as assets and liabilities from price risk management activities. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements have been recognized in cost of products sold. Changes in the assets and liabilities associated with those derivative contracts result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments. The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

In June 2002, a consensus was reached in EITF No. 02-3 which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation is effective for financial statements issued for periods ending after July 15, 2002. We have reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF No. 02-3. We previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold.

Revenue Recognition. Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Impairment of Long-Lived Assets. In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Those assets will be amortized over their useful lives, other than assets what have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

We adopted Statement No. 142 on October 1, 2001 and accordingly discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, we completed the valuation of each of our operating segments and determined no impairment existed as of September 30, 2002. The adoption of Statement No. 142 eliminates goodwill amortization that would have totaled approximately $2.1 million in fiscal 2002, based on the balances of September 30, 2001, and totaled approximately $1.7 million in fiscal 2001.

We review our remaining long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of,” for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We have determined that no impairment existed as of September 30, 2002.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries. These forward-looking statements include:

•	statements that are not historical in nature, and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	weather conditions;

•	price and availability of propane, and the capacity to transport to market areas;

•	costs or difficulties related to the integration of the business of our Company and its acquisition targets may be greater than expected;

•	governmental legislation and regulations;

•	local economic conditions;

•	labor relations;

•	environmental claims;

•	competition from the same and alternative energy sources;

•	operating hazards and other risks incidental to transporting, storing, and distributing propane;

•	energy efficiency and technology trends;

•	interest rates; and

•	large customer defaults.

We have described under “ Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

•	We may not be able to generate sufficient cash from operations to allow us to pay the minimum quarterly distribution.

•	Since weather conditions may adversely affect the demand for propane, our financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

•	If we do not continue to make acquisitions on economically acceptable terms, our future financial performance will be reliant upon internal growth and efficiencies.

•	We cannot assure you that we will be successful in integrating our recent acquisitions.

•	Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profit margins.

•	Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

•	The highly competitive nature of the retail propane business could cause us to lose customers, thereby reducing our revenues.

•	If we are not able to purchase propane from our principal supplier, our results of operations would be adversely affected.

•	Competition from alternative energy sources may cause us to lose customers, thereby reducing our revenues.

•	Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

•	Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and future war or risk of war may adversely impact our results of operations.

•	We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

•	Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental regulatory costs.

•	Energy efficiency and new technology may reduce the demand for propane.

•	Due to our lack of asset diversification, adverse developments in our propane business would reduce our ability to make distributions to our unitholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2002, we had floating rate obligations totaling approximately $35.5 million for amounts borrowed under our credit agreement and an additional $20.0 million of floating rate obligations as a result of interest rate swap agreements executed in August 2002 as discussed below. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

In August 2002, our operating company entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus 4.83% to 4.84% applied to the same notional amount of $20 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2002, our company recognized the approximate $0.7 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets.

In October 2002, our operating company entered into three additional interest rate swap agreements scheduled to mature in June 2007, June 2008 and June 2009, respectively, each designed to hedge $5 million in underlying fixed rate senior secured notes, in an effort to manage interest rate risk exposure and reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related notes, require the counterparty to pay an amount based on the stated fixed interest rate on our notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates based on an annual interest rate equal to the three-month LIBOR interest rate plus approximately 5.00% applied to the same notional amount of $15.0 million.

The swap agreements have been recognized as fair value hedges. If the floating rate were to increase by 100 basis points from September 2002 levels, our combined interest expense including the

October 2002 swap agreements would increase interest expense by a total of approximately $0.7 million per year.

Propane Price, Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2001 and 2002 were propane retailers, resellers and consumers and energy marketers and dealers.

The propane industry is a “margin-based” business in which gross profits depend on the excess of sales prices over supply costs. As a result, our profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, we may not be able to pass on these increases to our customers through retail or wholesale prices. Propane is a commodity and the price we pay for it can fluctuate significantly in response to supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce our gross profits and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of September 30, 2002 and 2001 include fixed price payor for 3.7 million and 2.5 million barrels of propane, respectively, and fixed price receiver for 5.6 million and 2.9 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of September 30, 2002 and 2001 was assets of $9.7 million and $9.2 million related to propane, respectively, and liabilities of $14.4 million and $4.6 million related to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments. The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2002, 2001 and 2000 of ($2.0) million, $2.2 million and $1.5 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.1 million change in the market value of the contracts as there were approximately 1.6 million gallons of net unbalanced positions at September 30, 2002.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent auditors included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

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

Our managing general partner may appoint two independent directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the Nasdaq stock market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our managing general partner of any duties it may owe us or our unitholders. For more information relating to conflicts of interest that may arise, please read “Conflicts of Interest and Fiduciary Responsibilities.” Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC as well as the compensation plans described below. The members of the compensation committee are Richard C. Green, Jr. and David J. Schulte. In addition, three members of the board of directors serve on an audit committee which reviews our external financial reporting, engages our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. The members of the audit committee must meet the independence standards established by the Nasdaq stock market. The members of the audit committee are Warren H. Gfeller, Richard C. Green, Jr. and David J. Schulte.

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers and are subject to the oversight of the directors of our managing general partner. Effective January 1, 2002 all employees of our general partners, including our executive officers, became employees of our operating company.

The board of directors of our managing general partner is presently composed of five directors.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our managing general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with the Managing General Partner

John J. Sherman	47	President, Chief Executive Officer and Director
Phillip L. Elbert	44	Executive Vice President—Operations and Director
R. Brooks Sherman Jr.	37	Senior Vice President and Chief Financial Officer
Dean E. Watson	44	Senior Vice President—Wholesale & Supply Logistics
Carl A. Hughes	48	Vice President—Business Development
Michael D. Fox	45	Vice President—Wholesale Marketing
William C. Gautreaux	39	Vice President—Supply
Richard C. Green, Jr.	48	Director
Warren H. Gfeller	50	Director

David J. Schulte	41	Director

John J. Sherman. Mr. Sherman has served as President, Chief Executive Officer and a director of our managing general partner since March 2001, and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country’s largest retail propane marketers.

Phillip L. Elbert. Mr. Elbert has served as Executive Vice President—Operations of our managing general partner since March 2001. He joined our predecessor as Executive Vice President—Operations in connection with our acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer from 1981 to 1987.

R. Brooks Sherman, Jr. Mr. Brooks Sherman, Jr. (no relation to Mr. John Sherman) has served as Senior Vice President since September 2002 and Chief Financial Officer of our managing general partner since March 2001. Mr. Sherman previously served as Vice President from March 2001 until September 2002. He joined our predecessor in December 2000 as Vice President and Chief Financial Officer. From 1999 until joining our predecessor, he served as chief financial officer of MCM Capital Group. From 1996 through 1999, Mr. Sherman was employed by National Propane Partners, a publicly traded master limited partnership, first as its controller and chief accounting officer and subsequently as its chief financial officer. From 1995 to 1996, Mr. Sherman served as chief financial officer for Berthel Fisher & Co. Leasing Inc. and prior to 1995, Mr. Sherman was in public accounting with Ernst & Young and KPMG Peat Marwick.

Dean E. Watson. Mr. Watson has served as Senior Vice President of Wholesale & Supply Logistics of our managing general partner since August 2002. From 1999 to 2002 he served as President and CEO of Texas Encore Materials. From 1982 to 1999, Mr. Watson worked for Koch Industries, the second largest privately held company in the United States. While at Koch, Mr. Watson served in a variety of roles, including President and CEO of Koch Agriculture (1995-1999), President of Koch Nitrogen Company (1992-1995) and Vice President of Koch Carbon, Inc. (1988-1990).

Carl A. Hughes. Mr. Hughes has served as Vice President of Business Development of our managing general partner since March 2001. He joined our predecessor as Vice President of Business Development in 1998. From 1996 through 1998, he served as a regional manager for Dynegy Inc., responsible for propane activities in 17 midwest and northeastern states. From 1993 through 1996, Mr. Hughes served as a regional marketing manager for LPG Services Group.

From 1985 through 1992, Mr. Hughes was employed by Ferrellgas where he served in a variety of management positions.

Michael D. Fox. Mr. Fox has served as Vice President of Wholesale Marketing Operations of our managing general partner since March 2001. He joined our predecessor in 1998 as Vice President of Wholesale Marketing Operations. From 1996 through 1998, he served as a regional manager with Dynegy Inc., responsible for wholesale propane marketing activities in nine southeastern states. From 1992 through 1996, he served as regional marketing manager for LPG Services Group, Inc. From 1985 through 1991, Mr. Fox was employed by Ferrellgas where he served in a variety of sales and marketing positions.

William C. Gautreaux. Mr. Gautreaux has served as Vice President of Supply of our managing general partner since March 2001. He joined our predecessor in 1998 as Vice President of Supply. From 1996 through 1998, he served as a managing director for Dynegy Inc., responsible for bulk natural gas liquids marketing and risk management. Mr. Gautreaux was a co-founder of LPG Services Group, Inc. and served as its vice president of supply from 1991 through 1996. From 1985 through 1991, Mr. Gautreaux was employed by Ferrellgas where he served as a regional manager in the company’s wholesale supply logistics division.

Richard C. Green, Jr. Mr. Green has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors since January 2001 until July 2001. He currently serves as chairman and chief executive officer of Aquila, Inc., an international energy services company. Mr. Green is currently a special limited partner of Kansas City Equity Partners and has previously served as its president and chairman of its advisory board. He also serves as a director of Aquila, Inc., BHA Group, Inc. and Yellow Corp.

Warren H. Gfeller. Mr. Gfeller has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors since January 2001 until July 2001. He has engaged in private investments since 1991. From 1985 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. He also serves as a director of Zapata Corporation.

David J. Schulte. Mr. Schulte has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors from January 2001 until July 2001. He has been a managing director of private equity firm Kansas City Equity Partners since 1994. Prior to joining Kansas City Equity Partners, Mr. Schulte was an investment banker with Fahnestock & Co. from 1988 to 1994. He is a member of the AICPA, the AIMR and the Missouri Bar Association. He also serves as a director of Elecsys Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our Company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. Securities and Exchange Commission

regulations require directors, executive officers and greater than 10% unitholders to furnish our Company with copies of all Section 16(a) reports they file.

To our Company’s knowledge, based solely on review of the copies of such reports furnished to our Company and written representations that no other reports were required, during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders were complied with, except that Mr. John Sherman was late in filing five statements of changes in beneficial ownership on Form 4, resulting in a total of nine transactions not being reported on a timely basis. These late filings were a result of transactions with respect to senior subordinated units.

Item 11.    Executive Compensation.

Executive Compensation

The following table sets forth for the periods indicated, the compensation paid or accrued by Inergy, L.P., its predecessor and our managing general partner to the chief executive officer of our managing general partner and four other executive officers for services rendered to Inergy, L.P. and its subsidiaries. In this report, we refer to these five individuals as the “named executive officers.”

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compen- sation(2)	Securities Underlying Options	All Other Compen- sation(3)
John. J. Sherman	2002	$250,000	$150,000	$11,793	—	$—
President and Chief Executive Officer	2001	$175,000	$200,000	$5,161	—	$—
	2000	$150,000	$—	$6,614	—	$—

Phillip L. Elbert	2002	$200,000	$100,000	$12,774	—	$—
Executive Vice President Operations	2001	$115,160	$112,500	$7,464	55,500	$—
	2000	$—	$—	$—	—	$—

R. Brooks Sherman, Jr.	2002	$143,750	$75,000	$5,319	10,000	$—
Senior Vice President and Chief Financial Officer	2001	$98,958	$158,333	$730	27,750	$63,275
	2000	$—	$—	$—	—	$—

Carl A. Hughes	2002	$125,000	$125,000	$11,739	—	$—
Vice President-Business Development	2001	$97,917	$228,320	$9,212	38,850	$—
	2000	$75,000	$111,159	$9,864	—	$—

William C. Gautreaux	2002	$135,000	$100,000	$12,005	—	$—
Vice President-Supply	2001	$108,542	$244,000	$9,093	27,750	$—
	2000	$80,000	$76,411	$7,425	—	$—

(1)    Salaries for Mr. Phil Elbert and Mr. Brooks Sherman in fiscal 2001 represent the pro rata portion of their annual salaries from the dates of the beginning of their employment with us on January 12, 2001 and December 3, 2000, respectively.

(2)    Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3)    “All Other Compensation” for Mr. R. Brooks Sherman, Jr. in fiscal 2001 represents reimbursement of relocation expenses.

The following table sets forth information concerning grants of unit options to each named executive officer during fiscal 2002.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (3)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share) (1)	Expiration Date	0%	5%	10%
R. Brooks Sherman, Jr.	10,000	5%	$29.44	Aug 30, 2012	—	$185,147	$469,198

(1)	All grants were made at 100% of the fair market value as of the grant date.
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

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held as of September 30, 2002.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2002 Option Values

Name	Units Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2002		Value of Unexercised In-the-Money Options at September 30, 2002 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	—	—
Phillip L. Elbert	—	—	—	55,500	—	$388,500
R. Brooks Sherman, Jr.	—	—	—	37,750	—	$194,250
Carl A. Hughes	—	—	—	38,850	—	$271,950
William C. Gautreaux	—	—	—	27,750	—	$194,250

(1)	Based on the $29.00 per unit fair market value of our Company’s common units on September 28, 2002, the last trading day of fiscal 2002, less the option exercise price.

Employment Agreements

The following named executive officers have entered into employment agreements with the managing general partner, which were transferred to our operating company effective January 2002, with the exception of R. Brooks Sherman, Jr., whose employment contract was entered into with the operating company effective September 11, 2002:

•	John J. Sherman, President and Chief Executive Officer;

•	Phillip L. Elbert, Executive Vice President—Retail Operations;

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Carl A. Hughes, Vice President—Business Development; and

•	William C. Gautreaux, Vice President—Supply Logistics and Risk Management.

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$250,000
• Phillip L. Elbert	$200,000
• R. Brooks Sherman, Jr	$170,000
• Carl A. Hughes	$125,000
• William C. Gautreaux	$135,000

These employees are reimbursed for all expenses in accordance with the managing general partner’s policies. They are also eligible for fringe benefits normally provided to other members of executive management and any other benefits agreed to by the managing general partner. Each of these employees is eligible to participate in the Inergy Long Term Incentive Plan.

With the exception of Mr. John Sherman, each of these individuals is entitled to performance bonuses upon our attaining certain levels of distributable cash flow on an annual basis for each year during the term of his employment.

The employment agreements provide for additional bonuses conditioned upon the conversion of subordinated units into common units. Messrs. Gautreaux and Hughes will be entitled to bonuses in the amounts of $300,000 and $400,000, respectively, at the end of the subordination period for the junior subordinated units. Messrs. Brooks Sherman and Elbert will be entitled to bonuses in the amounts of $200,000 and $500,000, respectively, payable upon, and in the same proportion as the conversion of senior and junior subordinated units into common units. Finally, Mr. John Sherman may receive performance bonuses at the discretion of the board of directors and will be entitled to a bonus in the amount of $625,000 at the end of the subordination period for the junior subordinated units. The subordination period generally will not end earlier than June 30, 2006 with respect to the senior subordinated units and June 30, 2008 with respect to the junior subordinated units.

Unless waived by the managing general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, (ii) the performance bonus based on target distributable cash flow, or (iii) the bonus tied to the expiration of the subordination period for the junior subordinated units, the individual must have been continuously employed by the managing general partner or one of our affiliates from the date of his employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner.

With respect to Mr. John Sherman, Mr. Elbert, Mr. Brooks Sherman, Mr. Hughes and Mr. Gautreaux, in the event that the operating company terminates such person’s employment without cause, the operating company will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

In addition to their employment agreements, Mr. Elbert and Mr. Brooks Sherman each has entered into an option contract with Inergy Holdings under which Inergy Holdings has granted them the right and option to invest in Inergy Holdings. Mr. Elbert has the right and option to invest an aggregate of $2,292,000, subject to adjustment, for a percentage interest in Inergy Holdings equal to 7.4%, subject to adjustment. Mr. Sherman has the right and option to invest an aggregate of $3,211,498, subject to adjustment, for a percentage interest in Inergy Holdings equal to 3.5%, subject to adjustment.

Pursuant to the partnership agreement, we will reimburse Inergy Holdings or its affiliates for all expenses of the employment of these individuals related to our activities.

Long-Term Incentive Plan

Our managing general partner sponsors the Inergy Long-Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The summary of the long-term incentive plan contained herein does not purport to be complete but outlines its material provisions. The long-term incentive plan currently permits the grant of awards covering an aggregate of 589,000 common units which are granted in the form of unit options and/or restricted units; however not more than 192,000 restricted units may be granted under the plan. Through December 2, 2002, we have granted an aggregate of 498,232 unit options pursuant to the Inergy Long-Term Incentive Plan. We have not granted any restricted units pursuant to the Long-Term Incentive Plan. The plan is administered by the compensation committee of the managing general partner’s board of directors.

Restricted Units. A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the restricted unit, or in the discretion of the compensation committee, the cash equivalent to the value of a common unit. The compensation committee may make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. In general, restricted units granted to employees will vest three years from the date of grant; provided, however, that restricted units will not vest before the conversion of any senior subordinated units and will only vest upon, and in the same proportion as, the conversion of senior subordinated units into common units. In addition, the restricted units will vest upon a change of control of the managing general partner or us.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the managing general partner in the open market, common units already owned by the managing general partner, common units acquired by the managing general partner directly from us or any other person or any combination of the foregoing. The managing general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Following the subordination period, the compensation committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units. Distribution equivalent rights entitle the holder to receive “distributions” with respect to the restricted unit in the same amount as if the holder owned a common unit.

We intend the issuance of the common units pursuant to the restricted unit portion of the long-term incentive plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for such units.

Unit Options. The long-term incentive plan currently permits, and our managing general partner has made, grants of options covering common units. Pursuant to the plan, the compensation committee determines which employees and directors shall be granted options and the number of units that will be granted to such individual. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee; provided, however, that with the exception of approximately 28,000 unit options granted under the plan to non-executive employees in exchange for option grants in our predecessor, unit options will not vest before the conversion of any senior subordinated units and will only vest upon, and in the same proportion as, the conversion of senior subordinated units into common units. In addition, under most unit option grants, the unit options will become exercisable upon a change of control of the managing general partner or us. Generally, unit options will expire after 10 years.

Upon exercise of a unit option, the managing general partner will acquire common units in the open market, or directly from us or any other person, or use common units already owned by the managing general partner, or any combination of the foregoing. The managing general partner will be entitled to reimbursement by us for the difference between the cost incurred by the managing general partner in acquiring these common units and the proceeds received by the managing general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase and the managing general partner will pay us the proceeds it received from the optionee upon exercise of the unit options. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Termination and Amendment. The managing general partner’s board of directors in its discretion may terminate the long-term incentive plan at any time with respect to any common units for which a grant has not yet been made. The managing general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Unit Purchase Plan

Our managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions, from us, our general partners or any other person. We currently expect such purchases to occur primarily in market transactions, although our plan allows us to issue additional units. We have reserved 50,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in our common units.

Reimbursement of Expenses of the Managing General Partner

Our managing general partner does not receive any management fee or other compensation for its management of Inergy, L.P. Our managing general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to Inergy, L.P. and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Inergy, L.P. Our partnership agreement provides that our managing general partner will determine the expenses that are allocable to Inergy, L.P. in any reasonable manner determined by our managing general partner in its sole discretion.

Compensation of Directors

Officers of our managing general partner who also serve as directors will not receive additional compensation. In connection with our initial public offering, each non-employee director received an option under our long term incentive plan for 22,200 common units at an exercise price equal to the initial public offering price. In addition, each director receives cash compensation of $18,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $500 per compensation or audit committee meeting attended and $1,000 per conflicts committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of our managing general partner determines the compensation of our executive officers. Richard C. Green, Jr. and David J. Schulte serve as the members of the Compensation Committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2002. We refer you to Item 13 for a discussion of certain relationships and related transactions involving Mr. Green and Mr. Schulte.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of December 2, 2002 regarding the beneficial ownership of our Company’s units by:

•	each person who then beneficially owned more than 5% of such units then outstanding,
•	each of the named executive officers of our managing general partner,
•	all of the directors of our managing general partner, and
•	all of the directors and executive officers of our managing general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Senior Subordinated Units Beneficially Owned	Percentage of Senior Subordinated Units Beneficially Owned	Junior Subordinated Units Beneficially Owned	Percentage of Junior Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Inergy Holdings, LLC (2)	404,601	10.6%	961,761	29.0%	507,063	88.6%	24.3%

Country Partners, Inc. (3) 4010 Highway 14 Crystal Lake, IL 60014	—	—	409,091	12.3%	—	—	5.3%

KCEP Ventures II, L.P. (4) 253 West 47th Street Kansas City, MO 64112	—	—	395,454	11.9%	—	—	5.1%

Hoosier Propane Group (5) P.O. Box 9 Kendallville, IN 46755	—	—	336,456	10.2%	—	—	4.4%

Rocky Mountain Mezzanine Fund (6) 1125 17th Street Suite 2260 Denver, CO 80202	—	—	241,818	7.3%	—	—	3.1%

John J. Sherman (7)	404,795	10.6%	961,761	29.0%	507,063	88,6%	24.3%

Phillip L. Elbert (5)	9,000	*	—	—	—	—	*

R. Brooks Sherman Jr.	1,012	*	—	—	—	—	*

Carl A. Hughes	—	—	—	—	—	—	—

William C. Gautreaux	14,500	*	—	—	—	—	*

Richard C. Green, Jr. (8)	—	—	31,818	1.0%	—	—	*

Warren H. Gfeller (9)	—	—	6,364	*	—	—	*

David J. Schulte (4)	1,000	*	395,454	11.9%	—	—	5.1%

All directors and executive officers as a group (10 persons)	432,001	11.3%	1,395,397	42.1%	507,063	88.6%	30.3%

*	less than 1%
(1)
Unless otherwise indicated, the address of each person listed above is: Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112. All persons listed have sole voting power and investment power with respect to their units unless otherwise indicated.

(2)
The senior and junior subordinated units indicated as beneficially owned by Inergy Holdings are held by New Inergy Propane, LLC, a wholly-owned subsidiary of Inergy Partners, LLC and an indirect subsidiary of Inergy Holdings. Of the common units indicated as beneficially owned by Inergy Holdings, 10,000 units are held by Inergy Partners, LLC and 394,601 units are held by IPCH Acquisition Corp. a wholly-owned subsidiary of Inergy Holdings.

(3)	Country Partners, Inc. (formerly Country Gas Company, Inc.) is controlled by Arlene Peterson and the estate of Leonard Peterson.
(4)
KCEP Ventures II, LP (“KCEP II”) owns 395,454 senior subordinated units. KCEP II is a Missouri limited partnership. Mr. Schulte in his capacity as a managing director of KCEP II may be deemed to beneficially own these units. Mr. Green is a special limited partner in KCEP II. Both Mr. Schulte and Mr. Green disclaim beneficial ownership of these units.

(5)
The Hoosier Propane Group consisted of Domex, Inc., Investors, Inc. and L&L Leasing, Inc., each of which was merged into DIL, Inc. (collectively, the “Hoosier Entities”). Each of Jerry Boman, Glen Cook and Wayne Cook own 31.8% of the Hoosier Entities. Mr. Elbert, one of our executive officers, holds the remaining ownership interest in the Hoosier Entities. He disclaims beneficial ownership of the units held by the Hoosier Entities.

(6)
Edward C. Brown in his capacity as managing partner of Rocky Mountain Capital Partners, LLP, the general partner of Rocky Mountain Mezzanine Fund, may be deemed to beneficially own these units. Mr. Brown disclaims beneficial ownership of the units held by Rocky Mountain Mezzanine Fund.

(7)
Mr. Sherman holds an ownership interest in and has voting control of Inergy Holdings, as indicated in the following table, and therefore may be deemed to beneficially own the units held by Inergy Holdings.

(8)
Mr. Green in his capacity as a general partner of RNG Investments, LP, a Delaware limited partnership (“RNG Investments”), may be deemed to beneficially own 31,818 senior subordinated units held by RNG Investments.

(9)	Mr. Gfeller in his capacity as managing member of Clayton-Hamilton, LLC may be deemed to beneficially own 6,364 units held by Clayton-Hamilton.

The following table shows the beneficial ownership as of December 2, 2002 of Inergy Holdings, LLC of the directors and named executive officers of the managing general partner. As reflected above, Inergy Holdings owns our managing general partner, non-managing general partner, the incentive distribution rights and, through a subsidiary, approximately 24% of our outstanding units.

Name of Beneficial Owner (1)	Inergy Holdings, LLC Percent of Class (2)
John J. Sherman	64.0%
Phillip L. Elbert (3)	—
R. Brooks Sherman Jr. (4)	—
Carl A. Hughes	8.0
William C. Gautreaux	8.0
Richard C. Green, Jr.	—
Warren H. Gfeller	—
David J. Schulte	—
All directors and executive officers as a group (10 persons) (3)	88.0%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.

(2)
The ownership of Inergy Holdings has not been certificated. Voting rights attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 50%, the remaining owners of Inergy Holdings will acquire voting rights in proportion to the ownership interest.

(3)
Mr. Phil Elbert holds an option to acquire 7.4% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully at the end of five years and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Elbert’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Elbert’s employment agreement). Mr. Elbert’s option expires on January 12, 2011. In the event Mr. Elbert exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.

(4)
Mr. Brooks Sherman, Jr. holds an option to acquire 3.5% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully at December 31, 2006 and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Sherman’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Sherman’s employment agreement). Mr. Sherman’s option expires on September 11, 2012. In the event Mr. Sherman exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.

We refer you to Item 5 of this report for certain equity plan information.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

On December 31, 1999, KCEP Ventures II, L.P. (“KCEP II”) acquired a preferred interest in a predecessor entity of Inergy, L.P., for $2.0 million in cash (“KCEP II 1999 Investment”). David Schulte, one of our directors, holds voting power in KCEP II. Richard Green, one of our directors, is a limited partner of KCEP II. Under the terms of its investment in us, KCEP II’s preferred interest automatically converted into 204,545 senior subordinated units concurrently with the July 2001 closing of our initial public offering. As a result of favorable conversion terms, there was a beneficial conversion feature associated with the KCEP II 1999 Investment. Further, pursuant to the terms of the KCEP II 1999 Investment, KCEP II has the right to elect one member of the board of directors of our managing general partner until certain events related to subordination occur. David Schulte is currently serving as KCEP II’s board designee. The terms of this investment also provide for certain limited registration rights which are described below.

On June 1, 2000, a predecessor entity of Inergy, L.P. acquired all of the propane assets of Country Gas Company, Inc. for a purchase price of approximately $18.6 million. The consideration paid in respect of the purchase price consisted of approximately $9.6 million in cash and assumed liabilities and a $9.0 million preferred interest in a predecessor entity. Under the terms of its preferred interest, Country Gas exchanged its preferred interest for 409,091 senior subordinated units concurrently with the closing of our initial public offering.

As a result of the Country Gas acquisition, we lease three properties from Country Enterprises, an Illinois general partnership (“Country Enterprises”). Country Enterprises is controlled by Arlene Peterson and the estate of Leonard Peterson, the controlling shareholders of Country Partners (formerly Country Gas). The leases provide for aggregate monthly payments of $14,000, and are subject to adjustment based on the consumer price index. During the fiscal year ended September 30, 2002, we paid Country Enterprises an aggregate of $168,000 in respect of these leases. In addition, we pay for all utilities, taxes, insurance and normal maintenance on these properties. Each lease has an initial term of five years expiring on May 31, 2005. We have the right to extend each lease for one successive term of five years.

On January 12, 2001, a predecessor entity of Inergy, L.P. sold preferred interests to various investors (the “2001 Investor Group”), including KCEP II, RNG Investments, L.P. and Clayton-Hamilton, LLC for $15 million in cash. KCEP II invested, as part of the 2001 Investor

Group, $3.0 million in our predecessor. Mr. Schulte, one of our directors, is a managing director of KCEP II. Mr. Green, one of our directors, is a limited partner of KCEP II and is the managing general partner of RNG Investments. Clayton-Hamilton is an affiliate of Mr. Gfeller, one of our directors. KCEP II, RNG Investments and Clayton-Hamilton acquired their preferred interests, for $3.0 million, $500,000 and $100,000, respectively. Concurrently with the closing of our initial public offering, the preferred interests held by these investors automatically converted into 190,909, 31,818 and 6,364 senior subordinated units, respectively. As a result of favorable conversion terms, there was a beneficial conversion feature associated with the investment of the 2001 Investor Group. As a group, all members of the 2001 Investor Group have the right to elect one director to the board of directors of our managing general partner until certain events related to subordination occur. Mr. Green is currently the board designee of these investors. These investors are also entitled to registration rights, which are described below.

On January 12, 2001, our predecessor entered into an Investors Rights Agreement with the 2001 Investor Group. That agreement provides the members of the 2001 Investor Group with the following registration rights:

•
The 2001 Investor Group may demand registration once following each date senior subordinated units are converted to common units. This demand, if made, must be made with respect to 50% or more of the common units then held by the 2001 Investor Group.

•
If we meet the eligibility requirements of Form S-3, then members of the 2001 Investor Group representing 33 1/3% or more of the common units held by the 2001 Investor Group can demand that we file a registration statement on Form S-3 to register their common units.

•	We are not required to effect more than one registration in any twelve-month period.

•
If we file a registration statement (other than one relating to employee benefit plans or exchange offers), the members of the 2001 Investor Group have piggy-back registration rights subject to limitations specified in the Investors Rights Agreement.

•
The right of the 2001 Investor Group to demand registration of their common units expires on the third anniversary of the final subordination release date and their right to piggy-back registration rights expires on the fifth anniversary of the final subordination release date.

•	We will bear all costs of any registration exclusive of any underwriting discounts or commissions.

On January 12, 2001, a predecessor entity of Inergy, L.P., acquired all of the propane assets of Investors 300, Inc., Domex, Inc. and L&L Leasing, Inc. (collectively, the “Hoosier Propane Group”), for a purchase price of approximately $74.0 million. Mr. Elbert, one of our executive officers, is a stockholder of the companies comprising the Hoosier Propane Group. The consideration paid in respect of the purchase price consisted of approximately $61.6 million in cash and assumed liabilities, a subordinated promissory note of $5.0 million and a preferred interest in our predecessor entity of $7.4 million. The subordinated promissory note was repaid at the closing of this offering. The preferred interest held by the Hoosier Propane Group was exchanged for 336,456 senior subordinated units concurrently with our initial public offering.

In order to consummate the Independent Propane Company acquisition, we and several of our affiliates entered into various transactions. IPCH Acquisition Corp., an affiliate of our managing general partner, borrowed approximately $27 million under a bridge facility financed by one of our lenders. Approximately $9.6 million of these loan proceeds was used to acquire 365,019 common units from us. IPCH Acquisition Corp. utilized these common units to provide a portion of the consideration paid to some of the former stockholders of Independent Propane Company’s parent corporation, including the selling unitholders in this offering. The balance of the loan proceeds of approximately $17.4 million was applied to the purchase price. Immediately thereafter, IPCH Acquisition Corp. sold, assigned and transferred its interest in Independent Propane Company and certain rights under the Independent Propane Company acquisition agreement and related escrow agreement to our operating company. In consideration for this sale, assignment and transfer, we issued to IPCH Acquisition Corp. 394,601 common units, which were valued at $10.4 million, and paid $83.9 million in cash (including $9.6 million of cash received from the sale of 365,019 common units to IPCH Acquisition Corp. and $1.7 million of cash acquisition costs) and our operating company assumed $2.5 million of notes payable. We also issued 18,252 common units to members of Independent Propane Company’s management, who are current employees of our operating company, for approximately $0.5 million in cash. Each common unit issued in connection with the Independent Propane Company transaction was valued at $26.30, the 30-day average trading price of the common units on Nasdaq immediately prior to December 19, 2001.

In connection with the Independent Propane Company transaction, we entered into a registration rights agreement with J.P. Morgan Partners (SBIC), LLC, Summit Capital, Inc., Heller Financial, Inc. and Triad Ventures Limited, L.P. (the “IPC Investors”), which provides the IPC Investors with the following registration rights:

•
We shall use our best efforts to file a shelf registration statement and to register the common units issued to former Independent Propane Company shareholders, including the IPC Investors, subject to various conditions and limitations specified in the registration rights agreement.

•	If we file a registration statement, the IPC Investors have piggy-back registration rights subject to various conditions and limitations specified in the registration rights agreement.

•	The right of the IPC Investors to demand registration of their common units expires upon the registration of all common units held by the IPC Investors.

•	We will bear all costs of any registration exclusive of any underwriting discounts or commissions.

In June 2002, Inergy sold 1,400,000 common units, of which 1,061,005 were primary units and 338,995 were secondary units sold on behalf of the selling unitholders. The 1,061,005 common units issued by the company resulted in proceeds of $30.4 million, net of underwriter’s discount, commission, and offering expenses. The 338,995 secondary units resulted in proceeds of $10.0 million, all of which went to the selling unitholders.

In July 2002, Inergy issued an additional 150,000 common units due to the underwriters’ exercise of the overallotment option, resulting in net proceeds of $4.5 million to the company.

In October 2002, we filed a registration statement on Form S-3 to register 42,575 of the units issued in the above referenced transactions.

On December 19, 2001, Inergy, L.P. entered into a registration rights agreement with IPCH Acquisition Corp., which provides IPCH Acquisition Corp. with the following registration rights:

•
If Inergy, L.P. proposes to register any of its common units or other units under applicable securities laws, IPCH Acquisition Corp. will have piggy-back registration rights subject to various conditions and limitations specified in the registration rights agreement.

•	The right of IPCH Acquisition Corp. to demand piggy-back registration rights of its common units expires upon the registration of all common units held by IPCH Acquisition Corp.

•	We will bear all costs of any registration exclusive of any underwriting discounts or commissions.

Distributions and Payments to the Managing General Partner and the Non-managing General Partner

The following table summarizes the distributions and payments to be made by us to our managing general partner and its affiliates in connection with the formation, ongoing operation and the liquidation of Inergy, L.P. These distributions and payments were determined by and among affiliated entities and are not the result of arm’s length negotiations.

Formation Stage

The consideration received by Inergy Holdings and its affiliates for the transfer of the affiliates’ interests in the
subsidiaries and a capital contribution	1,306,911 senior subordinated units and 572,542 junior subordinated units; a 2% general partner interest in Inergy, L.P.; and the incentive distribution rights.

Opertional Stage

Distributions of available cash to our managing general
partner and its affiliates
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

Payments to our managing general partner and its
affiliates
Our managing general partner and its affiliates will not
receive any management fee or other compensation for
the management of our company. Our managing general
partner and its affiliates will be reimbursed, however, for
direct and indirect expenses incurred on our behalf. For
the fiscal year ended September 30, 2002, the expensed
reimbursement to our managing general partner and its
affiliates was approximately $4.6 million.

Withdrawal or removal of our managing general
partner
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

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our non- managing general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Rights of our Managing General Partner and our Non-managing General Partner

A subsidiary of our non-managing general partner owns an approximate 34% limited partner interest in us. Inergy Holdings owns all of our non-managing general partner and our managing general partner. The managing general partner’s ability to manage and operate Inergy, L.P. coupled with Inergy Holdings’ ownership of an aggregate 34% limited partner interest in us effectively gives Inergy Holdings the right to veto some actions of Inergy, L.P. and to control the management of our company.

Contribution Agreement

Inergy, L.P., the managing general partner, the non-managing general partner and some other parties have entered into a contribution agreement that effected the vesting of assets in, and the assumption of liabilities by, the subsidiaries, and the application of the proceeds of our initial public offering. This agreement was not the result of arm’s-length negotiations, and we cannot assure you that it, or that any of the transactions which it provides for, will be effected on terms at least as favorable to the parties to this agreement as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of our initial public offering.

Item 14. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing of this report, our company’s senior management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Our company’s disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic filings with the SEC, including annual reports such as this report, is reported accurately and suitably within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, senior management concluded that our company’s disclosure controls and procedures are effective in causing material information related to our company (including our consolidated subsidiaries) to be recorded, processed, summarized and reported on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with applicable disclosure obligations.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that in management’s estimation could significantly affect our disclosure controls and procedures after the date of our company’s most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Financial Statements:
See Index Page for Financial Statements located on page 59.

2. Financial Statement Schedules:
Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3. Exhibits:

Exhibit No.	Description

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

Exhibit No.	Description

*3.2
Form of Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.2A
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.2A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*3.3
Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6
Limited Liability Company Agreement of Inergy GP, LLC (incorporated by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7
Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001

*4.1
Specimen Unit Certificate for Senior Subordinated Units (incorporated by reference to Exhibit 4.1 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2
Specimen Unit Certificate for Junior Subordinated Units (incorporated by reference to Exhibit 4.2 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.3	Specimen Unit Certificate for Common Units (incorporated by reference to Exhibit 4.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001.)

*4.4
Note Purchase Agreement entered into as of June 7, 2002, by Inergy Propane, LLC and the purchasers named therein (incorporated by reference to Exhibit 4.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*4.5
Parent Guaranty dated as of June 7, 2002, by Inergy, L.P. in favor of the noteholders named therein (incorporated by reference to Exhibit 4.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

Exhibit No.	Description

*4.6
Limited Guaranty dated as of June 7, 2002, by IPCH Acquisition Corp.in favor of the noteholders named therein (incorporated by reference to Exhibit 4.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*4.7
Subsidiary Guaranty dated as of June 7, 2002, by the guarantors named therein in favor of the noteholders named therein (incorporated by reference to Exhibit 4.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*10.1
Fourth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of December 20, 2001 (incorporated by reference to Exhibit 10.1 to Inergy, L.P.’s Annual Report on Form 10-K filed on December 28, 2001)

*10.1A
Amendment No. 1 to Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on May 24, 2002)

*10.1B
Amendment No. 2 to Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1B to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

**10.1C	Waiver and Amendment No. 3 to Fourth Amended and Restated Credit Agreement

*10.2
Asset Purchase Agreement by and between Inergy Partners, LLC and Country Gas Company, Inc., dated as of May 20, 2000 (incorporated by reference to Exhibit 10.2 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.3
Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated by reference to Exhibit 10.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.4
Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated by reference to Exhibit 10.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.5
Asset Purchase Agreement by and among Inergy Partners, LLC and the Hoosier Group, dated as of September 8, 2000 (incorporated by reference to Exhibit 10.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.6	Inergy Employee Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001)

*10.7	Inergy Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to Inergy, L.P.’s Registration Statement on Form S-8 filed on March 6, 2002)

*10.8	Employment Agreement—John J. Sherman (incorporated by reference to Exhibit 10.8 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001)

*10.9	Employment Agreement—Phillip L. Elbert (incorporated by reference to Exhibit 10.9 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.9A
First Amendment to Employment Agreement—Phillip L. Elbert (incorporated by reference to Exhibit 10.9A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 20, 2001)

*10.10	Employment Agreement—Carl A. Hughes (incorporated by reference to Exhibit 10.10 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001)

*10.11	Employment Agreement—Michael D. Fox (incorporated by reference to Exhibit 10.11 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001

*10.12	Employment Agreement—William C. Gautreaux (incorporated by reference to Exhibit 10.12 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001

*10.13	Contribution, Conveyance, Assignment and Assumption Agreement by and among Inergy, L.P., Inergy Partners, LLC and the other parties named therein, dated as of July 31, 2001

*10.14
Agreement and Plan of Merger, dated as of December 19, 2001 by and among Inergy Holders, LLC, IPCH Acquisition Corp., IPCH Merger Corp., Inergy, L.P., Independent Propane Company Holdings, certain holders of Series E Preferred Stock of Independent Propane Company Holdings and joined in by David L. Scott, Robert R. Galvin and Inergy Propane, LLC. (incorporated by reference to Exhibit 2.1 of Inergy, L.P.’s Current Report on Form 8-K filed on January 4, 2002)

*10.15
Transaction Agreement dated as of December 19, 2001 by and among Inergy, L.P., Inergy GP, LLC, Inergy Propane, LLC, Inergy Sales and Service, Inc., Inergy Holdings, LLC, IPCH Acquisition Corp., and IPCH Merger Corp. (incorporated by reference to Exhibit 2.2 of Inergy, L.P.’s Current Report on Form 8-K filed on January 4, 2002)

*10.16
Registration Rights Agreement entered into as of December 19, 2001 by and among Inergy, L.P. and certain investors (incorporated by reference to Exhibit 4.1 of Inergy, L.P.’s Current Report on Form 8-K filed on January 4, 2002)

*10.17
Registration Rights Agreement entered into as of December 19, 2001 by and between Inergy, L.P. and IPCH Acquisition Corp. (incorporated by reference to Exhibit 4.2 of Inergy, L.P.’s Current Report on Form 8-K filed on January 4, 2002)

*10.18	Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein

**10.19	Option Agreement by and between Phillip L Elbert and Inergy Holdings, LLC, dated January 12, 2001

**10.20	Employment Agreement—R. Brooks Sherman

**10.21	Option Agreement by and between R. Brooks Sherman and Inergy Holdings, LLC, dated September 11, 2002

**12.1	Ratios of earnings to fixed charges

*21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

*	Previously filed
**	Filed herewith

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by our company during the three month period ended September 30, 2002 except for our report on Form 8-K filed with the SEC on August 21, 2002 to report our acquisition of Hancock Gas Service, Inc.

(c) Exhibits.

See exhibits identified above under Item 15(a)3.

(d) Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

Inergy, L.P.and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Financial Statements

September 30, 2002 and 2001 and each of the
Three Years in the Period Ended
September 30, 2002

Report of Independent Auditors

The Board of Directors and Partners
Inergy, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) (the Partnership) as of September 30, 2002 and 2001, and the related consolidated statements of operations, redeemable preferred members’ interest and members’ equity/partners’ capital and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended September 30, 2002, the Partnership changed its method of accounting for goodwill as a result of the adoption of Statement of Accounting Standard No. 142 “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Kansas City, Missouri
November 15, 2002

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Balance Sheets

	September 30,
	2002	2001
	(In Thousands)
Assets (Note 4)
Current assets:
Cash	$2,088	$2,171
Accounts receivable, less allowance for doubtful accounts of $927,000 and $186,000 at September 30, 2002 and 2001, respectively	13,112	11,457
Inventories	41,162	12,694
Prepaid expenses and other current assets	3,929	1,411
Assets from price risk management activities	9,725	9,187

Total current assets	70,016	36,920
Property, plant and equipment, at cost:
Land and buildings	11,503	4,511
Office furniture and equipment	6,634	1,172
Vehicles	17,977	11,435
Tanks and plant equipment	101,788	58,737

	137,902	75,855
Less accumulated depreciation	(13,352)	(5,812)

Property, plant and equipment, net	124,550	70,043
Intangible assets, (Note 2):
Covenants not to compete	6,113	3,771
Deferred financing costs	5,899	2,985
Deferred acquisition costs	44	115
Customer accounts	41,411	14,000
Goodwill	48,124	32,121

	101,591	52,992
Less accumulated amortization	(8,941)	(4,431)

Intangible assets, net	92,650	48,561
Other	1,016	129

Total assets	$288,232	$155,653

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)

	September 30,
	2002	2001
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$13,364	$8,416
Accrued expenses	6,394	5,679
Customer deposits	8,718	10,060
Liabilities from price risk management activities	14,378	4,612
Current portion of long-term debt (Note 4)	19,367	10,469

Total current liabilities	62,221	39,236
Long-term debt, less current portion (Note 4)	105,095	43,663
Partners’ capital (Notes 2, 7 and 8):
Common unitholders (3,828,877 and 1,840,000 units issued and outstanding as of September 30, 2002 and 2001, respectively)	76,762	24,981
Senior subordinated unitholders (3,313,367 units issued and outstanding as of September 30, 2002 and 2001)	41,292	45,060
Junior subordinated unitholders (572,542 units issued and outstanding as of September 30, 2002 and 2001)	607	1,258
Non-managing general partner (2% interest with 157,445 and 116,855 equivalent units outstanding as of September 30, 2002 and 2001, respectively)	2,255	1,455

Total partners’ capital	120,916	72,754

Total liabilities and partners’ capital	$288,232	$155,653

See accompanying notes.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Operations
(In Thousands Except Per Unit Data)

	Year Ended September 30,
	2002	2001	2000
Revenue:
Propane	$192,122	$158,284	$58,959
Other	16,578	10,698	4,553

	208,700	168,982	63,512

Cost of product sold	134,242	128,425	51,553

Gross profit	74,458	40,557	11,959
Expenses:
Operating and administrative	46,057	23,501	8,990
Depreciation and amortization	11,444	6,532	2,286

Operating income	16,957	10,524	683
Other income (expense):
Interest expense (Note 4)	(8,365)	(6,670)	(2,740)
Interest expense related to write-off of deferred financing costs	(585)	—	—
Gain on sale of property, plant and equipment	140	37	—
Finance charges	115	290	176
Other	140	168	59

Income (loss) before income taxes	8,402	4,349	(1,822)
Provision for income taxes (Note 6)	93	—	7

Net income (loss)	$8,309	$4,349	$(1,829)

Predecessor net income for the period from October 1, 2000 through July 31, 2001		$6,664

Inergy, L.P. net income (loss) for the year ended September 30, 2002 and for the period from August 1, 2001 through September 30, 2001	$8,309	$(2,315)

Partners’ interest information for the year ended September 30, 2002 and for the period from August 1, 2001 through September 30, 2001:
Non-managing general partners’ interest in net income (loss)	$166	$(46)

Limited partners’ interest in net income (loss):
Common unit interest:
Allocation of net income (loss)	$3,391	$(729)
Less beneficial conversion value allocated to senior subordinated units (Notes 1 and 7)	—	(8,600)

Net common unit interest	3,391	(9,329)
Senior subordinated unit interest:
Allocation of net income (loss)	4,052	(1,313)
Plus beneficial conversion value allocated to senior subordinated units (Notes 1 and 7)	—	8,600

Net senior subordinated unit interest	4,052	7,287
Junior subordinated unit interest	700	(227)

Total limited partners’ interest in net income (loss)	$8,143	$(2,269)

Net income (loss) per limited partner unit:
Basic	$1.22	$(0.40)

Diluted	$1.20	$(0.40)

Weighted average limited partners’ units outstanding:
Basic	6,658	5,726

Diluted	6,760	5,726

See accompanying notes.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Redeemable Preferred Members’ Interest and
Members’ Equity/Partners’ Capital
(In Thousands)

	Redeemable Preferred Members’ Interest	Members’ Equity			Partners’ Capital				Total Members’ Equity/ Partners’ Capital
		Class A Preferred Interest	Common Interest	Deferred Compensation	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner
Balance at September 30, 1999	$—	$4,893	$690	$(314)	$—	$—	$—	$—	$5,269
Redeemable preferred interests issued in acquisitions (Note 2)	9,000	—	—	—	—	—	—	—	—
Redeemable preferred interests issued for cash, net of offering costs of $104	1,896	—	—	—	—	—	—	—	—
Redemption of preferred interest	—	(1)	—	1	—	—	—	—	—
Amortization of deferred compensation	—	—	—	79	—	—	—	—	79
Members’ distributions	—	—	(547)	—	—	—	—	—	(547)
Net loss	—	—	(1,829)	—	—	—	—	—	(1,829)

Balance at September 30, 2000	10,896	4,892	(1,686)	(234)	—	—	—	—	2,972

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Redeemable Preferred Members’ Interest and
Members’ Equity/Partners’ Capital (continued)
(In Thousands)

		Members’ Equity			Partners’ Capital
	Redeemable Preferred Members’ Interest	Class A Preferred Interest	Common Interest	Deferred Compensation	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner	Total Members’ Equity/ Partners’ Capital
Balance at September 30, 2000	$10,896	$4,892	$(1,686)	$(234)	$—	$—	$—	$—	$2,972
Net income October 1, 2000 through July 31, 2001	—	—	6,664	—	—	—	—	—	6,664
Redeemable preferred interests issued for cash, net of offering costs of $513	16,087	—	—	—	—	—	—	—	—
Redeemable preferred interests issued in acquisition (Note 2)	7,402	—	—	—	—	—	—	—	—
Inergy Partners, LLC members’ distributions	—	—	(2,554)	—	—	—	—	—	(2,554)
Redemption of preferred interest	—	(41)	8	—	—	—	—	—	(33)
Amortization of deferred compensation	—	—	—	65	—	—	—	—	65
Assets (liabilities) retained by Inergy Partners LLC	—	—	(909)	—	—	—	—	—	(909)
Accelerated vesting of deferred compensation due to initial public offering	—	—	—	169	—	—	—	—	169
Net proceeds from initial public offering	—		—	—	34,310	—	—	—	34,310
Transfers of capital in accordance with initial public offering	(34,385)	(4,851)	(1,523)	—	—	37,773	1,485	1,501	34,385
Net loss August 1, 2001 through September 30, 2001	—	—	—	—	(729)	(1,313)	(227)	(46)	(2,315)
Beneficial conversion feature of the conversion of certain Redeemable Preferred Members’ Interests to Senior Subordinated Units	—	—	—	—	(8,600)	8,600	—	—	—
Balance at September 30, 2001	—	—	—	—	24,981	45,060	1,258	1,455	72,754

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Redeemable Preferred Members’ Interest and Members’ Equity/Partners’ Capital (continued)
(In Thousands)

	Redeemable Preferred Members’ Interest	Members’ Equity			Partners’ Capital				Total Members’ Equity/ Partners’ Capital
		Class A Preferred Interest	Common Interest	Deferred Compensation	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner
Balance at September 30, 2001	$—	$—	$—	$—	$24,981	$45,060	$1,258	$1,455	$72,754
Common units issued in acquisition of retail propane companies	—	—	—	—	19,724	—	—	—	19,724
Net proceeds from issuance of common units	—	—	—	—	35,350	—	—	—	35,350
Contribution from non-managing general partner	—	—	—	—	—	—	—	976	976
Distributions	—	—	—	—	(6,684)	(7,820)	(1,351)	(342)	(16,197)
Net income	—	—	—	—	3,391	4,052	700	166	8,309

Balance at September 30, 2002	$—	$—	$—	$—	$76,762	$41,292	$607	$2,255	$120,916

See accompanying notes.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2002	2001	2000
Operating activities
Net income (loss)	$8,309	$4,349	$(1,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,070	3,438	1,427
Amortization	3,374	3,094	859
Amortization of deferred financing costs	1,253	424	87
Interest expense related to write-off of deferred financing costs	585	—	—
Provision for doubtful accounts	451	912	139
Gain on disposal of property, plant and equipment	(140)	(37)	—
Net liabilities from price risk management activities	9,228	(3,289)	(2,492)
Deferred compensation	—	234	79
Changes in operating assets and liabilities, net of effects from acquisition of retail propane companies:
Accounts receivable	4,696	13,370	(5,842)
Inventories	(24,636)	(6,154)	1,660
Prepaid expenses and other current assets	(1,990)	(321)	(388)
Other assets	73	5	(121)
Accounts payable	2,913	(19,115)	3,836
Accrued expenses	(2,188)	1,871	2,049
Customer deposits	(2,219)	5,878	314

Net cash provided by (used in) operating activities	7,779	4,659	(222)

Investing activities
Acquisition of retail propane companies, net of cash acquired	(84,759)	(56,263)	(9,600)
Purchases of property, plant and equipment	(6,385)	(4,758)	(2,275)
Deferred financing and acquisition costs incurred	(3,660)	(3,114)	(573)
Proceeds from sale of property, plant and equipment	775	118	—
Other	12	(8)	(16)

Net cash used in investing activities	(94,017)	(64,025)	(12,464)

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended September 30,
	2002	2001	2000
Financing activities
Proceeds from issuance of long-term debt	$421,237	$178,054	$35,787
Principal payments on long-term debt and noncompete obligations	(355,211)	(163,849)	(23,229)
Net proceeds from issuance of redeemable preferred members’ interest	—	16,087	1,896
Contribution from non-managing general partner	976	—	—
Net proceeds from issuance of common units	35,350	34,310	—
Cash retained by Inergy Partners LLC	—	(1,851)	—
Redemption of preferred stock	—	(33)	—
Distributions	(16,197)	(2,554)	(547)

Net cash provided by financing activities	86,155	60,164	13,907

Net increase (decrease) in cash	(83)	798	1,221
Cash at beginning of year	2,171	1,373	152

Cash at end of year	$2,088	$2,171	$1,373

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,722	$6,171	$2,538

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$—	$—	$32

Acquisitions of retail propane companies through the issuances of common units, common member equity and preferred interests	$19,724	$7,402	$9,000

Acquisition of retail propane company through the issuance of subordinated debt, which was subsequently retired in 2001	$—	$5,000	$—

Increase in the fair value of senior secured notes and the related interest rate swap	$709	$—	$—

See accompanying notes.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies

Organization

Inergy, L.P. (the Partnership) was formed on March 7, 2001 as a Delaware limited partnership. The Partnership and its subsidiary Inergy Propane, LLC (the Operating Company) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries (Inergy Partners and referred to subsequent to the initial public offering described below as the Non-managing General Partner). In addition, Inergy Sales and Service, Inc. (Services), a subsidiary of the Operating Company, was formed to acquire and operate the service, work and appliance parts and sales business of Inergy Partners. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership’s obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership’s activities will be conducted through the Operating Company.

The Partnership Entities consummated in July 2001, an initial public offering (the Offering) of 1,840,000 common units representing limited partner interests in the Partnership (the Common Units) for an offering price of $22.00 per Common Unit aggregating $40.5 million before approximately $6.2 million of underwriting discounts and commissions and other expenses related to the Offering. The Operating Company assumed the Non-managing General Partner’s obligation under its funded debt in connection with the conveyance in July 2001 (the Partnership Conveyance) by Inergy GP, LLC (the Managing General Partner) and the Non-managing General Partner (together referred to as the General Partners), of substantially all of their assets and liabilities (excluding $1.9 million of cash and the deferred tax liabilities associated with the subsidiaries of Wilson Oil Company of Johnston County, Inc. (Wilson) and Rolesville Gas & Oil Company, Inc. (Rolesville)). The net proceeds from the Offering were used to repay the subordinated debt issued in connection with the acquisition of the Hoosier Propane Group (Note 2) and a portion of the outstanding credit agreement borrowings.

Pursuant to the terms of certain of the redeemable Class A preferred interest agreements issued by Inergy Partners prior to the Offering, in the event of an initial public offering, these interests would automatically convert into senior subordinated units of a master limited partnership. As such, in conjunction with the Offering, an additional 2,006,456 Senior Subordinated Units were issued to holders of the remaining redeemable Class A preferred interests of Inergy Partners, representing a 34.3% limited partner interest in the Partnership Entities.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

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

Inergy, L.P. is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy, L.P., and all other necessary or appropriate expenses allocable to Inergy, L.P. or otherwise reasonably incurred by the Inergy GP, LLC in connection with operating Inergy, L.P. business. These costs, which totaled approximately $4.6 million and $2.4 million for the year ended September 30, 2002 and the period from August 1, 2001 through September 30, 2001, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC. Effective January 1, 2002, all employees of our General Partners, including Inergy’s executive officers, became employees of the Operating Company.

The Non-managing General Partner owns a 2% general partner interest in the Partnership. In addition, the Non-managing General Partner owns Senior Subordinated Units and Junior Subordinated Units through its ownership of New Inergy Propane, LLC, approximating a 19% limited partner interest.

Basis of Presentation

The accompanying consolidated financial statements reflect the effects of the Partnership Conveyance, in which the Partnership Entities became the successor to the businesses of Inergy Partners. As such, the consolidated financial statements represent Inergy Partners prior to the Partnership Conveyance and the Partnership Entities subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of Inergy Partners. The entity representative of both the operations of (i) Inergy Partners prior to the Partnership Conveyance; and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as ‘Inergy’. The Non-Managing General Partner retained those assets and liabilities not conveyed to the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

Nature of Operations

Inergy is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are concentrated in the Midwest and Southeast regions of the United States.

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers as part of its energy trading activities. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force Issue (EITF) No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” and EITF No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” as discussed below. Inergy’s overall objective for entering into such derivative financial instruments is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of inventories.

SFAS No. 133 requires recognition of all derivative and hedging instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. As of September 30, 2002, none of Inergy’s commodity derivative financial instruments have been designated as hedges, as defined in SFAS No. 133, and the gain or loss associated with these derivatives has been recognized in earnings. Energy trading activities have been accounted for in accordance with EITF No. 98-10, which requires energy trading contracts to be recorded at fair value with changes in fair value reported in earnings. Accordingly, any gain or loss associated with changes in fair value of derivatives and physical delivery contracts related to Inergy’s energy trading activities are immediately recognized in earnings as profit or loss on such contracts.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Under the mark-to-market method of accounting, these pronouncements require that derivative contracts including forwards, swaps, options and storage contracts be reflected at fair value, inclusive of reserves, and be shown in the consolidated balance sheet as assets and liabilities from price risk management activities. Unrealized gains and losses from newly originated contracts, contract restructuring and the impact of price movements have been recognized in cost of products sold. Changes in the assets and liabilities associated with those derivative contracts result primarily from changes in the market prices, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows. See Note 3 for further discussion of Inergy’s financial instruments.

In June 2002, a consensus was reached on EITF 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation is effective for financial statements issued for periods ending after July 15, 2002. Inergy has reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF 02-3. Inergy previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amounts for the years ended September 30, 2002, 2001, and 2000 was $69.6 million, $54.2 million, and $30.1 million, respectively. The required reclassifications have no impact on previously reported gross profit, net income (loss) or cash provided by (used in) operating activities. Inergy physically delivered approximately 171.2 million, 91.4 million and 59.3 million gallons related to the reclassified amounts discussed above for the years ended September 30, 2002, 2001 and 2000, respectively.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

In October 2002, the EITF reached a consensus to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including Inergy. The new ruling requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The effective date for the full rescission of EITF No. 98-10 will be for fiscal periods beginning after December 15, 2002. The effect of rescinding EITF No. 98-10 will be reported as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20 on January 1, 2003. Inergy has not yet determined the impact that the rescission of EITF No. 98-10 will have on its financial position and results of operations.

The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at cost. Unless Inergy elects to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of inventory, whereby the inventory and the derivative hedge instruments would be marked to market, there could be earnings volatility when market prices increase. Inergy intends to and is currently evaluating the use of such a hedging strategy and the application of the SFAS No. 133 hedge accounting rules.

The October 2002 EITF consensus rescinding Issue 98-10 requires all derivatives held for trading purposes to be reported on a net basis in the income statement regardless of whether these derivatives are settled physically. This netted requirement is also effective for fiscal periods beginning after December 15, 2002. As Inergy already reports these contracts on a net basis, this netting requirement will not significantly impact our financial statement reporting.

Revenue Recognition

Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Credit Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers throughout the Midwestern and Eastern portions of the United States. Credit is generally extended to retail customers through delivery into company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are reflected in Inergy’s consolidated financial statements and have generally been within management’s expectations.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

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

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method or market. Inventories for wholesale operations, which consist mainly of liquid propane commodities, are stated at market, as discussed in Note 3. The market adjustment was an unrealized gain of $6.8 million at September 30, 2002, and an unrealized loss of $0.4 million at September 30, 2001.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the assets’ estimated useful lives, as follows:

Years
Buildings and improvements	25
Office furniture and equipment	5–10
Vehicles	5–10
Tanks and plant equipment	10–30

Inergy reviews its long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of,” for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2002.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	5-10
Deferred financing costs	3-7
Customer accounts	15
Goodwill (prior to adoption of SFAS No. 142 effective October 1, 2001)	15

Estimated amortization expense for the next five years ending September 30, in thousands of dollars:

2003	$3,178
2004	2,735
2005	1,792
2006	1,687
2007	1,331

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

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the reporting units are identified and carrying value of each reporting unit determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the goodwill is compared determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.

Inergy adopted SFAS No. 142 on October 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, Inergy completed the valuation of each of Inergy’s operating segments and determined no impairment exists as of September 30, 2002. The adoption of Statement No. 142 eliminates goodwill amortization that would have totaled approximately $2.1 million in fiscal 2002, based on the balances of September 30, 2001, and totaled approximately $1.7 million in fiscal 2001.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

The following pro forma table reflects the effects of the adoption of SFAS No. 142 on net income (loss) and basic and diluted income (loss) per limited partner unit to exclude amortization (in thousands, except per unit data).

	Year Ended September 30,
	2002	2001	2000
Net income (loss)	$8,309	$4,349	$(1,829)
Add back goodwill amortization	—	1,720	282

Adjusted net income (loss)	$8,309	$6,069	$(1,547)

Predecessor net income for the period from October 1, 2000 through July 31, 2001		$6,664
Add back goodwill amortization		1,363

Adjusted predecessor net income		$8,027

Inergy, L.P. net income (loss) for the year ended September 30, 2002 and for the period from August 1, 2001 through September 30, 2001	$8,309	$(2,315)
Add back goodwill amortization	—	357

Adjusted Inergy, L.P. net income (loss)	$8,309	$(1,958)

Adjusted partners’ interest information:
Non-managing general partners’ interest in net income (loss)	$166	$(39)
Limited partners’ interest in net income (loss)
Common unit interest:

Total adjusted limited partners’ interest in net income (loss)	$8,143	$(1,919)

Net income (loss) per limited partner unit:
Basic	$1.22	$(0.40)

Diluted	$1.20	$(0.40)

Add back goodwill amortization	—	.06

Adjusted net income (loss) per limited partner unit:
Basic	$1.22	$(0.34)

Diluted	$1.20	$(0.34)

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

Income Taxes

The earnings of the Partnership and Operating Company are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in Inergy’s consolidated financial statements relating to the earnings of the Partnership and Operating Company. Federal and state income taxes are, however, provided on the earnings of Services. The effect of temporary differences between Services’ basis of assets and liabilities for income tax and financial statement purposes is immaterial. Provision for income tax for the years ended September 30, 2002, 2001 and 2000 was $93,000, $0, and $7,000 respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Federal and state income tax expense for periods prior to the Partnership Conveyance relate to Wilson and Rolesville, wholly owned subsidiaries of Inergy Partners, which were C Corporations and accounted for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. In connection with the Partnership Conveyance, all income tax liabilities of Inergy Partners were retained by the Non-managing General Partner.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Inergy for long-term debt with similar terms and maturities, the aggregate fair value of Inergy’s long-term debt approximates the aggregate carrying amount as of September 30, 2002 and 2001. See Note 4 for a discussion of interest rate swap agreements in effect with respect to certain of Inergy’s fixed rate debt obligations.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Income (Loss) Per Unit

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. Unit options were antidilutive in 2001 due to the loss incurred for the period from August 1, 2001 through September 30, 2001. As such, basic and diluted net income (loss) per limited partner unit are identical in 2001. The following table presents the calculation of basic and dilutive income (loss) per limited partner unit (in thousands, except per unit data):

	Year Ended September 30, 2002	Period from August 1, 2001 to September 30, 2001
Numerator:
Net income (loss)	$8,309	$(2,315)
Less: Non-managing general partners’ interest in net income (loss)	166	(46)

Limited partners’ interest in net income (loss)—basic and diluted	$8,143	$(2,269)

Denominator:
Weighted average limited partners’ units outstanding—basic	6,658	5,726
Effect of dilutive unit options outstanding	102	—

Weighted average limited partners’ units outstanding—dilutive	6,760	5,726

Net income (loss) per limited partner unit:
Basic	$1.22	$(0.40)

Diluted	$1.20	$(0.40)

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1.    Accounting Policies (continued)

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS No. 131 defines operating segment as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining the Company’s reportable segments under the provisions of SFAS No. 131, the Company examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 11 for disclosures related to the Company’s retail and wholesale segments. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of the Company’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Inergy adopted SFAS No. 144 on October 1, 2002; and the effect of this adoption is not considered material.

Reclassifications

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

2.    Acquisitions

During fiscal year 2000, Inergy acquired substantially all of the assets of Butane-Propane Gas Company of Tenn., Inc. (November 1999) and substantially all of the assets of Country Gas Company, Inc. (June 2000). These acquired retail companies are involved in the sale of propane to local customer bases throughout the United States. The acquisitions have been accounted for using the purchase method of accounting. The acquired companies were purchased in separate transactions for an aggregate purchase price of $19.8 million, including acquisition costs, and $1.2 million in liabilities assumed. The consideration utilized in the 2000 acquisitions consisted of cash payments of $9.6 million funded by the issuance of long-term debt, redeemable Class A preferred interests issued to certain former owners of these companies totaling $9.0 million (see Note 7) and the issuance of noncompete obligations in the amount of $32,000. Of the aggregate purchase price, $0.1 million (including cash paid at closing) was allocated to covenants not to compete. The excess of aggregate purchase prices over the fair market values of the net tangible and identifiable intangible assets acquired, including $3.5 million allocated to customer accounts, amounted to $5.6 million and has been recorded as an increase in goodwill. The operating results of all acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

During fiscal 2001, Inergy acquired substantially all of the assets of Bear-Man Propane (November 2000) and all of the assets and assumed certain liabilities of Investors 300, Inc., Domex, Inc. and L&L Leasing, Inc., three companies owned by a common group of shareholders (referred to as the Hoosier Propane Group) (January 2001). These acquisitions have been accounted for using the purchase method of accounting. These acquired retail companies are involved in the sale and transportation of propane to local customer bases throughout the United States. The purchase price of approximately $74.5 million consisted of cash payments of approximately $56.5 million funded by the issuance of long-term debt and redeemable Class A preferred interests, acquisition costs of $0.7 million, a redeemable Class A preferred interest issued to certain former owners of the Hoosier Propane Group totaling $7.4 million, subordinated debentures issued to the Hoosier Propane Group shareholders totaling $5.0 million, and $5.6 million of liabilities assumed. The excess of purchase price over the fair market value of the net tangible and identifiable intangible assets acquired, including $10.5 million allocated to customer accounts, amounted to $25.2 million and has been recorded as an increase in goodwill. The operating results of all acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

Effective November 1, 2001, Inergy acquired substantially all of the assets and assumed certain liabilities of Pro Gas Sales & Service, Spe-D Gas Company, Great Lakes Propane Company and Ottawa LP Gas Company, four companies under common control (collectively Pro Gas) for approximately $12.5 million. Pro Gas is a retail propane distributor located in central Michigan.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

2.    Acquisitions (continued)

Effective December 20, 2001, IPCH Acquisition Corp., a newly formed and wholly-owned subsidiary of Inergy Holdings, LLC, purchased all of the outstanding stock and assumed the outstanding debt of Independent Propane Company, Inc., a retail propane distributor located in Texas, for total consideration of $84.8 million including working capital acquired. Immediately thereafter, Inergy purchased from Inergy Holdings, LLC substantially all of the assets and assumed certain liabilities of IPCH Acquisition Corp. for $74.6 million in cash, including acquisition costs funded through its credit facility, and the issuance of 759,620 common units with a fair value of approximately $19.7 million, $3.5 million of assumed liabilities including liabilities indentified in purchase price allocation for total consideration of $97.8 million, including working capital of approximately $7.5 million (the IPC Acquisition). $10.4 million of the excess consideration paid by Inergy over that paid by IPCH Acquisition Corp. relates to the tax liability generated by the sale of the assets by IPCH Acquisition Corp. to Inergy with the remainder due to acquisition costs incurred by Inergy. Independent Propane Company, Inc. operates as a retail distributor of propane in seven states, with its primary operations in Texas. As of September 30, 2002, an escrow existed which held 19,287 units and approximately $4.5 million cash for a total fair value of approximately $5.1 million, which is available for uncollected accounts receivable and environmental claims. The operating results of all fiscal 2002 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

The following reflects the acquisitions in purchase business combinations of the assets of Hoosier Propane Group in January 2001, Pro Gas in November 2001 and Independent Propane Company in December 2001, in millions:

	Pro Gas	Independent Propane Company
Cash	$10.9	$74.6
Assumed liabilities	0.8	3.5
9% redeemable preferred interests	—	—
9% subordinated debentures	—	—
5% seller note payable	0.8	—
Common units	—	19.7

	$12.5	$97.8

Property, plant and equipment	$10.9	$45.9
Goodwill	—	16.0
Customer accounts	—	27.4
Covenant not to compete	1.3	1.0
Net current assets	0.3	7.5

	$12.5	$97.8

The difference between cash paid for acquisitions and the cash amount recorded above is the cash received in connection with the Independent Propane Company acquisition.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

2. Acquisitions (continued)

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Pro Gas and Independent Propane Company acquisitions had been completed October 1, 2001 and 2000, the beginning of the 2002 and 2001 fiscal years and as if the Hoosier Propane Group Acquisition effective January 1, 2001 had been completed October 1, 2000. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization (prior to the October 1, 2001 adoption of SFAS No. 142) and customer accounts amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2001 and 2000 or that will be obtained in the future.

	Year Ended September 30,
	2002	2001
	(in thousands, except per unit data)
Revenues	$223,463	$296,263
Net income	9,941	14,877
Net income per limited partner unit—basic	1.49	2.24

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments

Inergy, through its wholesale operations, sells propane and offers price risk management services to energy related businesses through a variety of financial and other instruments including forward contracts involving physical delivery of propane. In addition, Inergy manages its own trading portfolio using forward physical and futures contracts. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

The price risk management services offered to propane users, retailers and resellers, and other related businesses utilize a variety of financial and other instruments including forward contracts involving physical delivery of propane, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane, options and other contractual arrangements.

Energy trading contracts involving sales of propane to energy marketers and dealers and other financial instruments not related to the distribution of propane to end users, retailers and resellers are accounted for in accordance with EITF No. 02-03 as discussed in Note 1. Instruments used for energy trading purposes include forwards, swaps and options, as discussed above, as well as futures contracts.

As discussed in Note 1, all these financial instruments are accounted for using mark-to-market method of accounting in accordance with SFAS No. 133, EITF No. 98-10 and EITF No. 02-3. Inergy has entered into these derivative financial instruments to manage its exposure to fluctuation in commodity prices. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts and timing of performance.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments (continued)

Notional Amounts and Terms

The notional amounts and terms of these financial instruments at September 30, 2002 and 2001 include fixed price payor for 3.7 million and 2.5 million barrels, respectively, and fixed price receiver for 5.6 million and 2.9 million barrels, respectively.

Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Fair Value

The fair value of all derivative financial instruments related to price risk management activities as of September 30, 2002 and 2001 was assets of $9.7 million and $9.2 million, respectively, and liabilities of $14.4 million and $4.6 million, respectively, related to propane. Of the outstanding fair value (loss) as of September 30, 2002, contracts with a maturity of less than one year totaled $(4.6) million, and contracts maturing between one and two years totaled $(0.1) million. The effects of all intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2002, 2001 and 2000 of ($2.0) million, $2.2 million and $1.5 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s value to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2002 and 2001 are generally propane users, retailers and resellers, and energy marketers and dealers.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

4.    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2002	2001
Credit agreement	$35,500	$53,000
Senior secured notes	85,709	—
Obligations under noncompetition agreements and notes to former owners of businesses acquired	3,244	1,101
Other	9	31

	124,462	54,132
Less current portion	19,367	10,469

	$105,095	$43,663

Inergy’s credit agreement was amended in January 2001 in connection with the Hoosier Propane Group acquisition and resulted in a $96 million facility consisting of a $25 million revolving working capital line of credit and an acquisition term note of $71 million, with a maturity date of January 10, 2004. On July 25, 2001, in conjunction with the Initial Public Offering (July 2001 amendment), the credit facility was again amended such that Inergy Propane, LLC was made the sole borrower and resulted in a $30 million revolving working capital line of credit and a $70 million revolving acquisition facility for acquisition and growth capital borrowings. The credit facility had a term of three years expiring July 2004. Inergy’s credit agreement was again amended in December 2001 in connection with the IPC Acquisition (December 2001 amendment), as discussed in Note 2. This December 2001 amendment resulted in a $195 million facility comprised of a $50 million revolving working capital facility, a $75 million revolving acquisition facility and a $70 million term note. The $70 million term note was repaid in June 2002 with proceeds from a private placement of long-term senior secured notes as discussed below, thus reducing the amount available under the credit facility to $125 million. The December 2001 amendment has a term of three years, expiring December 2004, and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2002 and 2001 has been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2002 and 2001, the balance outstanding under this amended credit facility was $35.5 million and $53.0 million, including $22.0 million and $14.0 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.87% and 4.75% at September 30, 2002, and between 5.10% and 6.00% at September 30, 2001, for all outstanding debt under the credit agreement.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

4.    Long-Term Debt (continued)

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

The credit agreement and the senior secured notes contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of dividends to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $89.5 million and $47.0 million at September 30, 2002 and 2001, respectively.

Noninterest-bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 1999 through 2002 with payments due through 2010 and imputed interest ranging from 5.1% to 10.0%. Noninterest-bearing obligations consist of $3.8 million and $1.4 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.6 million and $0.3 million at September 30, 2002 and 2001, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending September 30 and thereafter, are as follows, in thousands of dollars:

2003	$19,367
2004	618
2005	18,080
2006	208
2007	35,200
Thereafter	50,989

$124,462

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

4.    Long-Term Debt (continued)

In August 2002, the Operating Company entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus 4.83% to 4.84% applied to the same notional amount of $20 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2002, the Partnership recognized the approximate $0.7 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets.

During fiscal 2001, Inergy entered into interest rate hedging agreements in the form of interest rate swaps. Immediately prior to the closing of the Offering in July 2001, the interest rate hedging agreements were terminated in connection with the repayment of the long-term debt with offering proceeds. The termination of the interest rate swaps resulted in an interest expense charge of $0.5 million in the fourth quarter of fiscal 2001.

5.    Leases

Inergy has several noncancelable operating leases mainly for office space and vehicles, which expire at various times over the next nine years.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following, in thousands of dollars:

Year Ending September 30,
2003	$1,826
2004	1,593
2005	1,366
2006	743
2007	584
Thereafter	260

Total minimum lease payments	$6,372

Rent expense for all operating leases during 2002, 2001, and 2000 amounted to $1.9 million, $0.6 million, and $0.4 million, respectively.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

6. Income Taxes

The provision for income taxes for the years ended September 30, 2002, 2001, and 2000 consists of the following, in thousands of dollars:

	September 30,
	2002	2001	2000
Current:
Federal	$84	$—	$—
State	9	—	7

Total current	$93	$—	$7

For the year ended September 30, 2000, the Wilson and Rolesville effective tax rate differed from the statutory rate primarily due to the effect of graduated rates and state taxes. The income tax provision for the years ended September 30, 2002 and 2001 relates to taxable income of the Services operations as discussed in Note 1.

7. Redeemable Preferred Members’ Interests and Members’ Equity

During December 1999, Inergy issued redeemable Class A preferred interests to a new member for total proceeds of $2.0 million less offering costs of $0.1 million. During June 2000, Inergy issued redeemable Class A preferred interests to certain former owners of Country Gas Company, Inc. totaling $9.0 million in connection with the acquisition of Country Gas Company, Inc. These preferred interests were automatically converted into Senior Subordinated Units of Inergy, L.P. in connection with the Offering. The conversion rates were determined as of the issuance date based on negotiations between Inergy and the unrelated third parties and were derived by multiplying the recorded value of each party’s preferred interest by a multiple of 2.25 for the December 1999 transaction and 1.0 for the June 2000 transaction and dividing the resulting total by the $22.00 unit price in the Offering.

The beneficial conversion feature present in the December 1999 issuance, valued at $2.0 million, was recognized upon completion of the Offering as discussed in Note 1.

During January 2001, Inergy issued redeemable Class A preferred interests to new and existing members for total proceeds of $15 million, less offering costs of $0.5 million. The preferred interests were issued to facilitate the refinancing of Inergy’s credit facilities described in Note 4 on a long-term basis and complete the Hoosier Propane Group acquisition in January 2001. In March and May 2001, additional redeemable preferred interests were issued at the same valuation for total proceeds of $1.6 million less offering costs of $28,000.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

7. Redeemable Preferred Members’ Interests and Members’ Equity (continued)

These preferred interests were automatically converted into Senior Subordinated Units of Inergy, L.P. in connection with the Offering. The conversion rates were determined as of the issuance date based on negotiations between Inergy and the third party investors and were derived by multiplying the recorded value of each party’s preferred interest by a multiple of 1.4 and dividing the resulting total by the $22.00 unit price in the Offering. The beneficial conversion feature present in these preferred interest issuances valued at $6.6 million was recognized upon completion of the Offering.

The redeemable preferred interests issued in December 1999, June 2000, and January 2001 provided the holders the option to require Inergy to redeem the preferred interests, as provided in the agreements, but no earlier than the fifth anniversary of the issuance. The preferred interest issued to members for cash in December 1999 and January 2001 were redeemable in an amount between one and two times face value at issuance, depending on Inergy’s operating performance, as defined in the agreement. The preferred interests issued to certain former owners of Country Gas Company, Inc. and the Hoosier Propane Group were redeemable in an amount equal to face value at issuance plus any unpaid dividends. No amounts were required to be redeemed during the next five years following issuance, except in certain circumstances, as provided for in the agreements. All preferred interests were converted into Senior Subordinated Units as described above.

8. Partners’ Capital

Partners’ capital at September 30, 2002 consists of 3,828,877 Common Units representing a 48.6% limited partner interest, 3,313,367 Senior Subordinated Units representing a 42.1% limited partner interest, 572,542 Junior Subordinated Units representing a 7.3% limited partner interest and a 2% general partner interest.

In December 2001, Inergy issued 18,252 common units to members of Independent Propane Company’s management, one of which is a current employee of the operating company, for approximately $0.5 million.

In June 2002, Inergy registered 1,400,000 common units, of which 1,061,005 previously unissued units were sold by Inergy and 338,995 units were units sold on behalf of the selling unitholders. The 1,061,005 common units issued by the company resulted in proceeds of $30.4 million, net of underwriter’s discount, commission, and offering expenses. In July 2002, Inergy issued an additional 150,000 common units due to the underwriters’ exercise of the overallotment option, resulting in net proceeds of $4.5 million to the company.

The amended and restated Agreement of Limited Partnership of Inergy, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

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

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. The Partnership made distributions to unitholders, including the non-managing general partner, amounting to $16.2 million during the year ended September 30, 2002, or $2.36 per unit for the periods to which these distributions relate.

Long-Term Incentive Plan

Inergy’s managing general partner sponsors the Inergy Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 589,000 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 192,000 restricted units may be granted under the plan. With the exception of 28,038 unit options (exercise prices from $3.83 to $10.67) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into Common Units as described above. The compensation committee of the managing general partner’s board of directors administers the plan.

Restricted Units

A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the compensation committee, cash equivalent to the value of a common unit. In general, restricted units granted to employees will vest three years from the date of grant and are subject to the vesting provisions described above in connection with the subordination period. In addition, the restricted units will become exercisable upon a change of control of the managing general partner or Inergy.

The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and Inergy will receive no remuneration for the units.

As of September 30, 2002, there were no restricted units issued under the long-term incentive plan.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will expire after 10 years and are subject to the vesting provisions described above in connection with the subordination period. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at September 30, 2002.

A summary of the Company’s unit option activity for the year ended September 30, 2002 and the period July 31, 2001 through September 30, 2001 is provided below:

	Range of Exercise Prices	Weighted-Average Exercise Price	Number of Shares
Outstanding prior to July 31, 2001		$ —	—
Granted	$3.83-$22.00	20.39	331,920
Exercised	—	—	—
Canceled	—	—	—

Outstanding at September 30, 2001	$3.38-$22.00	20.39	331,920
Granted	$22.49-$30.69	27.12	182,500
Exercised	—	—	—
Canceled	—	22.00	16,188

Outstanding at September 30, 2002	$3.38-$30.69	23.20	498,232

Inergy applies APB Opinion No. 25, Accounting for Stock Issued to Employees. Inergy follows the disclosure only provision of SFAS No. 123, Accounting for Stock-based Compensation.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

The weighted-average remaining contract life for options outstanding at September 30, 2002 is approximately nine years. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee unit options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee unit options. The per unit weighted average fair value for these options granted during 2002 and 2001 was $1.83 and $2.16, respectively, on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.05%; a dividend yield of approximately 10%; volatility factor of the expected market price of the Company’s common unit of 0.283; and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected unit price volatility. Because the Company’s employee unit options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee unit options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information for the years ended September 30, 2002 and September 30, 2001 is as follows (in thousands, except per unit data):

	September 30,
	2002	2001
Pro forma net income (loss)	$8,167	$(4,330)
Pro forma net income (loss) per limited partner unit:
Basic	$1.20	$(.40)
Diluted	$1.18	$(.40)

9. Employee Benefit Plans

A 401(k) profit-sharing plan is available to all of Inergy’s employees who have completed 30 days of service. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, currently $11,000 in 2002. The plan provides for matching contributions by Inergy for employees completing one year of service of 1,000 hours. Matching contributions made by Inergy were $193,000; $101,000; and $52,000 in 2002, 2001, and 2000, respectively.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane at fixed prices with suppliers. At September 30, 2002, the total of these firm purchase commitments was approximately $47.7 million.

At September 30, 2002, Inergy was contingently liable for letters of credit outstanding totaling $3.1 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

11. Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Inergy’s retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations, which originated in April 1999, distribute propane and provide marketing and price risk management services to other users, retailers and resellers of propane, including Inergy’s retail operations. Inergy’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales and other services between the wholesale and retail segments have been eliminated.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment and is specifically reviewed by the CODM. Capital expenditures, reported as purchases of property, plant and equipment in the accompanying consolidated statements of cash flows, substantially all relate to the retail sales segment. Inergy does not report property, plant and equipment, intangible assets, and depreciation and amortization by segment to the CODM.

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

11. Segments (continued)

Revenues, gross profit, and identifiable assets for each of Inergy’s reportable segments are presented below, in thousands of dollars.

	Year Ended September 30, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$116,811	$120,737	$(28,848)	$208,700
Gross profit	69,362	5,698	(602)	74,458
Identifiable assets	12,132	42,142	—	54,274

	Year Ended September 30, 2001
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$74,415	$133,364	$(38,797)	$168,982
Gross profit	34,633	8,747	(2,823)	40,557
Identifiable assets	5,704	18,447	—	24,151

	Year Ended September 30, 2000
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$23,461	$48,434	$(8,383)	$63,512
Gross profit	10,693	2,179	(913)	11,959
Identifiable assets	5,006	11,623	(397)	16,232

Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

12. Subsequent Events

Subsequent to September 30, 2002, Inergy entered into three interest rate swap agreements designed to hedge $15 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. The swap agreements require Inergy to make quarterly floating interest rate payments based on an annual interest rate equal to the three-month LIBOR interest rate plus approximately 5.00% applied to the notional amount of $15.0 million. In exchange, the counterparty is required to pay an amount based on the fixed interest rate on our notes due every three months.

Effective in October 2002, Inergy acquired the assets of Hancock Gas Service, Inc. of Ohio with headquarters in Findlay, Ohio. Hancock distributed approximately eight million gallons of propane during the past 12 months, which represents less than 10% of our retail propane gallons distributed during fiscal 2002.

13. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below. Inergy’s business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In Thousands of Dollars, except per unit information)
Fiscal 2002
Revenues	$49,630	$83,186	$36,699	$39,185
Operating income (loss)	5,769	16,033	(2,910)	(1,935)
Net income (loss)	4,465	14,051	(5,910)	(4,297)
Net income (loss) per limited partner unit:
Basic	0.75	2.12	(0.88)	(0.55)
Diluted	0.74	2.08	(0.88)	(0.55)

Fiscal 2001
Revenues	$45,874	$83,762	$18,073	$21,273
Operating income (loss)	4,076	10,726	(2,200)	(2,078)
Net income (loss)	3,209	8,978	(4,162)	(3,676)
Basic and diluted net income (loss) per limited partner unit for the period from August 1, 2001 through September 30, 2001				(0.40)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P. By Inergy GP, LLC (its managing general partner)

Dated: December 26, 2002	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

December 26, 2002	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 26, 2002	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr. , Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 26, 2002	/s/ PHILLIP L. ELBERT Phillip L. Elbert, Director

December 26, 2002	/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr., Director

December 26, 2002	/s/ WARREN H. GFELLER Warren H. Gfeller Director

December 26, 2002	/s/ DAVID J. SCHULTE David J. Schulte, Director

Schedule II
Inergy, L.P. and Subsidiary
(Successor to Inergy Partners, LLC and Subsidiaries)

Valuation and Qualifying Accounts
(in thousands)

Year ended September 30,

	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2002	$186	$451	$540	$(250)	$927
2001	225	912	9	(960)	186
2000	86	139	73	(73)	225

CERTIFICATIONS

I, John J. Sherman, certify that:

1. I have reviewed this annual report on Form 10-K of Inergy, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ JOHN J. SHERMAN
John J. Sherman President and Chief Executive Officer

CERTIFICATIONS

I, R. Brooks Sherman, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Inergy, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ R. BROOKS SHERMAN, JR.
R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer