Form 10-K/A
period 2002-09-30
INERGY L P
filed 2002-12-31
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-32453

INERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note:

This amended Form 10-K (“Form 10-K/A”) of Inergy, L.P. for its fiscal year ended September 30, 2002 is filed with respect only to the Section 906 Certifications of Chief Executive Officer and Chief Financial Officer. During the electronic submission of the Annual Report on Form 10-K of Inergy, L.P. filed with the Securities and Exchange Commission on December 26, 2002, the certifications were inadvertently omitted. The Section 302 Certifications of Chief Executive Officer and Chief Financial Officer were properly filed with the Annual Report on Form 10-K.

2

Certification of Chief Executive Officer

I, John J. Sherman, President and Chief Executive Officer of the managing general partner of Inergy, L.P. (the “Company”), do hereby certify, in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a) The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which this certification accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b) The information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which this certification accompanies, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 26, 2002.

/s/ John. J. Sherman

John J. Sherman Presidentand Chief Executive Officer

3

Certification of Chief Financial Officer

I, R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer of the managing general partner of Inergy, L.P. (the “Company”), do hereby certify, in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a) The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which this certification accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b) The information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which this certification accompanies, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 26, 2002.

/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P. By Inergy GP, LLC (its managing general partner)

Dated: December 31, 2002	By:	/s/ John J. Sherman
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

December 31, 2002	/s/ John. J. Sherman John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 31, 2002	/s/ R. Brooks Sherman, Jr. R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 31, 2002	/s/ Phillip L. Elbert Phillip L. Elbert, Director

December 31, 2002	Richard C. Green, Jr., Director

December 31, 2002	Warren H. Gfeller, Director

December 31, 2002	/s/ David J. Schulte David J. Schulte, Director

5