Form 10-Q
period 2002-12-31
INERGY L P
filed 2003-02-10
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 0-32453

Inergy, L.P.

(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Brush Creek Blvd., Suite 200	64112
Kansas City, Missouri	(Zip code)
(Address of principal executive offices)

(816) 842-8181

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

The following units were outstanding at February 3, 2003:

Common Units	3,827,176
Senior Subordinated Units	3,313,367
Junior Subordinated Units	572,542
Non-Managing General Partner Units	157,410

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	September 30, 2002
	(In Thousands)
Assets
Current assets:
Cash	$4,524	$2,088
Accounts receivable, less allowance for doubtful accounts of $1,090,000 and $927,000 at December 31, 2002 and September 30, 2002, respectively	39,413	13,112
Inventories	25,208	41,162
Prepaid expenses and other current assets	2,979	3,929
Assets from price risk management activities	6,972	9,725

Total current assets	79,096	70,016

Property, plant and equipment, at cost:	148,716	137,902
Less accumulated depreciation	(15,500)	(13,352)

Property, plant and equipment, net	133,216	124,550

Intangible assets:	106,688	101,591
Less accumulated amortization	(10,309)	(8,941)

Intangible assets, net	96,379	92,650

Other	1,434	1,016

Total assets	$310,125	$288,232

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	September 30, 2002
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$27,302	$13,364
Accrued expenses	7,459	6,394
Customer deposits	6,881	8,718
Liabilities from price risk management activities	9,523	14,378
Current portion of long-term debt	14,232	19,367

Total current liabilities	65,397	62,221

Long-term debt, less current portion	121,698	105,095

Partners’ capital:
Common unitholders (3,827,176 and 3,828,877 units issued and outstanding as of December 31 and September 30, 2002, respectively)	77,789	76,762
Senior subordinated unitholders (3,313,367 units issued and outstanding)	42,221	41,292
Junior subordinated unitholders (572,542 units issued and outstanding)	768	607
Non-managing general partner (2% interest with 157,410 and 157,445 equivalent units outstanding as of December 31 and September 30, 2002, respectively)	2,252	2,255

Total partners’ capital	123,030	120,916

Total liabilities and partners’ capital	$310,125	$288,232

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Unit Data)

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Revenue:
Propane	$104,042	$46,584
Other	5,648	3,046

	109,690	49,630

Cost of product sold	81,323	33,795

Gross profit	28,367	15,835
Expenses:
Operating and administrative	14,539	8,292
Depreciation and amortization	3,361	1,774

Operating income	10,467	5,769

Other income (expense):
Interest expense	(2,640)	(1,238)
Loss on sale of property, plant and equipment	(106)	(90)
Finance charges	16	36
Other	29	20

Income before income taxes	7,766	4,497

Provision for income taxes	50	32

Net income	$7,716	$4,465

Partners’ interest information for the three months ended December 31, 2002 and 2001:
Non-managing general partners’ interest in net income	$155	$89

Limited partners’ interest in net income:
Common unit interest	$3,752	$1,458
Senior subordinated unit interest	3,248	2,488
Junior subordinated unit interest	561	430

Total limited partners’ interest in net income	7,561	4,376

Net income per limited partner unit:
Basic	$0.98	$0.75

Diluted	$0.97	$0.74

Weighted average limited partners’ units outstanding:
Basic	7,713	5,827

Diluted	7,805	5,898

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In Thousands)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner	Total Partners’ Capital
Balance at September 30, 2002	$76,762	$41,292	$607	$2,255	$120,916
Return and cancellation of common units originally issued in the IPC acquisition	(45)	—	—	—	(45)
Distributions	(2,680)	(2,319)	(400)	(158)	(5,557)
Net income	3,752	3,248	561	155	7,716

Balance at December 31, 2002	$77,789	$42,221	$768	$2,252	$123,030

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended December 31,
	2002	2001
	(Unaudited)
Operating activities
Net income	$7,716	$4,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	147	368
Depreciation	2,337	1,282
Amortization Amortization of deferred financing costs	1,024 344	492 203
Loss on disposal of property, plant and equipment	106	90
Net liabilities from price risk management activities	(2,102)	(5,049)

Changes in operating assets and liabilities, net of effects from acquisitions of retail propane companies:
Accounts receivable	(25,960)	(6,406)
Inventories	16,180	(1,913)
Prepaid expenses and other current assets	920	(1,558)
Other assets	(6)	23
Accounts payable	13,182	3,364
Accrued expenses	987	802
Customer deposits	(1,854)	1,836

Net cash provided by (used in) operating activities	13,021	(2,001)

Investing activities
Acquisition of retail propane companies, net of cash acquired	(13,510)	(83,468)
Purchases of property, plant and equipment	(1,492)	(1,128)
Deferred financing and acquisition costs incurred	(84)	(1,957)
Proceeds from sale of property, plant and equipment	86	60

Net cash used in investing activities	(15,000)	(86,493)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended December 31,
	2002	2001
	(Unaudited)
Financing activities
Proceeds from issuance of long-term debt	49,652	191,383
Principal payments on long-term debt and noncompete obligations	(39,680)	(99,543)
Contribution from non-managing general partner	—	204
Net proceeds from issuance of common units	—	480
Distributions	(5,557)	(2,337)

Net cash provided by financing activities	4,415	90,187

Net increase in cash	2,436	1,693
Cash at beginning of period	2,088	2,171

Cash at end of period	$4,524	$3,864

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,295	$1,281

Supplemental schedule of noncash investing and financing activities
Acquisition of retail propane company through the issuance of common units	$—	$19,723

Increase in the fair value of senior secured notes and the related interest rate swap	$412	—

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Partnership”) include the accounts of the Partnership and its subsidiary Inergy Propane, LLC which, collectively, are referred to as the “Partnership Entities” or “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), an affiliate of Inergy Holdings, LLC, owns the Non-Managing General Partner interest representing a 2% unsubordinated general partner’s interest in the Partnership Entities. Inergy GP, LLC, (the “Managing General Partner”), a wholly owned subsidiary of Inergy Holdings, LLC, has sole responsibility for conducting our business and managing our operations.

Basis of Presentation

The financial information as of December 31, 2002 and for the three-month periods ended December 31, 2002 and 2001 contained herein is unaudited. The Partnership believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Partnership also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month periods ended December 31, 2002 and 2001 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in the consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission for the year ended September 30, 2002.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers as part of its energy trading activities. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF No. 02-3, “Issues Involved in Accounting for Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” as discussed below and, prior to its October 2002 rescission effective for periods beginning after December 15, 2002, Emerging Issues Task Force Issue (EITF) No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of inventories.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized in cost of product sold immediately. At December 31, 2002, the fair value of approximately 22.7 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $771,000 recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies.

During the quarter ended December 31, 2002, the Company recognized a net gain of $87,000 related to the ineffective portion of its hedging instruments and a net gain of $132,000 related to the portion of the hedging instruments the Company excluded from its assessment of hedge effectiveness.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133. Except as required by EITF 02-3, energy trading activities have been accounted for in accordance with EITF No. 98-10, which requires energy trading contracts to be recorded at fair value with changes in fair value reported in earnings.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

The June 2002 consensus reached on EITF 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, Inergy has reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF 02-3. Inergy previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amount for the three months ended December 31, 2001 was $12.4 million. This required reclassification has no impact on previously reported gross profit, net income or cash provided by (used in) operating activities. Inergy physically delivered approximately 103.3 million and 31.7 million gallons related to transactions considered trading activities as defined by EITF 02-3 for the three months ended December 31, 2002 and 2001, respectively.

In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including Inergy. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market at December 31, 2002. In accordance with the October 2002 EITF consensus, all inventories not designated as being hedged will be carried at the lower of cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 is for fiscal periods beginning after December 15, 2002. Any effect of rescinding EITF No. 98-10 will be reported as a cumulative effect of a change in accounting principle similar to the provisions in Accounting Principles Board (APB) Opinion No. 20 on January 1, 2003. The rescission of EITF No. 98-10 is not expected to have a material impact on Inergy’s financial position or results of operations.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

The consensus reached in EITF 02-3 rescinding Issue 98-10 requires all derivatives held for trading purposes to be reported on a net basis in the income statement regardless of whether these derivatives are settled physically. These netting requirements are also effective for fiscal periods beginning after December 15, 2002. The netting requirements do not affect gross profit, net income or EBITDA. Inergy does not believe the netting requirements will significantly impact financial statement reporting; however, we are currently assessing the implications.

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

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method or market. Inventories for wholesale operations, which consist mainly of liquid propane commodities, are stated at market, except for inventories purchased under energy contracts subsequent to October 25, 2002, which are stated at the lower of cost or market unless hedged, as discussed above.

Inventories consist of (in thousands):

	December 31, 2002	September 30, 2002
Propane gas and other liquids	$22,063	$37,934
Appliances, parts and supplies	3,145	3,228

	$25,208	$41,162

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive income per limited partner unit (in thousands, except per unit data):

	Three Months Ended December 31,
	2002	2001
Numerator:
Net income	$7,716	$4,465
Less: Non-Managing General Partners’ interest in net income	155	89

Limited partners’ interest in net income – basic and diluted	$7,561	$4,376

Denominator:
Weighted average limited partners’ units outstanding – basic	7,713	5,827
Effect of dilutive unit options outstanding	92	71

Weighted average limited partners’ units outstanding – dilutive	7,805	5,898

Net income per limited partner unit:
Basic	$0.98	$0.75

Diluted	$0.97	$0.74

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

Reclassifications

Certain reclassifications have been made to the three months ended December 31, 2001 consolidated financial statements to conform to the three months ended December 31, 2002 presentation.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	September 30,
	2002	2002
Credit agreement	$46,000	$35,500
Senior secured notes	86,121	85,709
Obligations under noncompetition agreements and notes to former owners of businesses acquired	3,802	3,244
Other	7	9

	135,930	124,462
Less current portion	14,232	19,367

	$121,698	$105,095

Inergy’s credit agreement is comprised of a $50.0 million revolving working capital facility and a $75.0 million revolving acquisition facility. The credit agreement expires in December 2004, and is guaranteed by Inergy, L.P. and each subsidiary of Inergy Propane, LLC.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4.0 million of the outstanding balance at December 31, 2002 and September 30, 2002 has been classified as a long-term liability in the accompanying consolidated balance sheets. At December 31, 2002 and September 30, 2002, the balance outstanding under this credit facility was $46.0 million and $35.5 million, including $17.0 million and $22.0 million, respectively, under the working capital facility.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In October 2002, the operating company entered into three interest rate swap agreements scheduled to mature in June 2007, June 2008 and June 2009, respectively, each designed to hedge $5.0 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the operating company is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus approximately 5.0% applied to the same notional amount of $15.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

The operating company had previously entered into similar swap agreements in fiscal 2002 on a notional amount of $20.0 million of the fixed rate senior secured notes. At December 31, 2002, the Partnership has recognized the approximate $0.4 million increase since September 30, 2002 in the fair market value of these related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets resulting in a total increase in market value of $1.1 million at December 31, 2002.

Note 4 – Quarterly Distributions of Available Cash

On November 14, 2002, a quarterly distribution of $0.70 per limited partner unit was paid to its unitholders of record on November 7, 2002 with respect to the fourth fiscal quarter of 2002, which totaled $5.6 million. Inergy announced that it will distribute $0.715 per limited partner unit on February 14, 2003 to unitholders of record on February 7, 2003, for a total distribution of $5.7 million with respect to its first fiscal quarter of 2003.

Note 5 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane at fixed prices with suppliers. At December 31, 2002, the total of these firm purchase commitments was approximately $53.0 million.

At December 31, 2002, Inergy was contingently liable for letters of credit outstanding totaling $3.4 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Revenues, gross profit and identifiable assets for each of the Partnership’s reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

The following segment information is presented in thousands of dollars:

	Three Months Ended December 31, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$51,384	$76,327	$(18,021)	$109,690
Gross profit	26,138	2,499	(270)	28,367
Identifiable assets	24,150	40,471	—	64,621

	Three Months Ended December 31, 2001
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$23,324	$33,109	($6,803)	$49,630
Gross profit	13,759	2,339	(263)	15,835
Identifiable assets	20,059	22,677	—	42,736

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Inergy, L.P. should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements include statements concerning our expected recovery of goodwill attributable to our acquisitions and the sufficiency of cash received from operations and borrowings to meet our foreseeable liquidity needs. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its subsidiary to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in the Partnership’s area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Partnership’s Securities and Exchange Commission filings. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Partnership’s policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

Acquisitions

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

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Volume.    During the three months ended December 31, 2002, Inergy sold 36.9 million retail gallons of propane, an increase of 19.0 million gallons, or 106%, from the 17.9 million retail gallons sold during the same three-month period in 2001. The increase in retail sales volume was principally due to the November 2001 acquisition of Pro Gas, the December 2001 acquisition of Independent Propane Company, and the October 2002 acquisition of Hancock Gas Service, Inc. In addition, the weather was approximately 31% colder in the three months ended December 31, 2002 as compared to the same three month period in 2001 in our retail areas of operations and approximately 6% colder than normal.

Wholesale gallons delivered increased 34.6 million gallons, or 55%, to 97.8 million gallons during the three months ended December 31, 2002 from 63.2 million gallons during the same three-month period in 2001. This increase was primarily attributable to the growth of our existing wholesale operations and the colder weather in the three months ended December 31, 2002 as compared to the same period in 2001 in our wholesale areas of operations.

Revenues.    Revenues in the three months ended December 31, 2002 were $109.7 million, an increase of $60.1 million, or 121%, from $49.6 million of revenues in fiscal 2001.

Revenues from retail sales were $49.5 million (after elimination of sales to our wholesale operations) in the three months ended December 31, 2002, an increase of $27.4 million, or 124%, from $22.1 million during the same three-month period in 2001. This increase was primarily attributable to acquisition related volume, higher selling prices of propane due to the higher cost of propane, and volume increases at our existing locations as a result of colder weather in the three months ended December 31, 2002. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $60.2 million (after elimination of sales to our retail operations) in the three months ended December 31, 2002, an increase of $32.6 million or 118%, from $27.6 million during the same three-month period in 2001. This increase was primarily attributable to the higher cost of propane and colder weather in the three months ended December 31, 2002 as compared to the same period in 2001. EITF No. 02-3 requires the reporting of gains and losses on energy trading contracts be reported on a net basis in the income statement. Upon adoption, we reduced both revenue and cost of product sold by $12.4 million for the first three months ended December 31, 2001. This reclassification had no impact on gross profit, net income or EBITDA.

Cost of Product Sold.    Cost of product sold in the three-month period ended December 31, 2002 was $81.3 million, an increase of $47.5 million or 141%, from cost of product sold of $33.8 million in the same period in 2001. This increase was primarily attributable to retail acquisition related volume, and an approximate 45% increase in the average per gallon cost of propane.

Gross Profit.    Retail gross profit was $26.1 million (after elimination of sales to our wholesale operations) in the three months ended December 31, 2002 compared to $13.8 million during the same three-month period in 2001, an increase of $12.3 million, or 89%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions and colder weather, partially offset by a decrease in margin per gallon as a result of the increasing per gallon cost of propane during the three months ended December 31, 2002 as compared to the declining cost of propane in the same period in 2001. Wholesale gross profit was $2.2 million (after elimination of gross profit attributable to our retail operations) in the three months ended December 31, 2002 compared to $2.1 million in fiscal 2001, an increase of $0.1 million. This increase was attributable to an increase in wholesale volumes partially offset by a decrease in margin per gallon.

Operating and Administrative Expenses.    Operating and administrative expenses increased $6.2 million, or 75%, to $14.5 million in the three months ended December 31, 2002 as compared to $8.3 million in the same three-month period in 2001. This increase was primarily attributable to increased personnel and retail delivery vehicle expenses as a result of acquisitions.

Depreciation and Amortization.    Depreciation and amortization increased $1.6 million, or 89%, to $3.4 million in the three months ended December 31, 2002 from $1.8 million in the same three-month period in 2001 primarily as a result of acquisitions.

Interest Expense.    Interest expense increased $1.4 million, or 113%, to $2.6 million in the three-month period ended December 31, 2002 as compared to $1.2 million in the same period of 2001. This increase is the result of higher average borrowings outstanding during the three-month period ended December 31, 2002 as compared to the same period of 2001 primarily as a result of debt associated with the acquisitions in the first quarter of fiscal 2002. In addition, our overall average interest rate was higher in the three months ended December 31, 2002 as compared to the same period in the prior year as a result of the higher rate of interest associated with the senior secured notes issued in June 2002.

Net Income.    Net income increased $3.2 million, or 73%, to $7.7 million for the three months ended Decembera 31, 2002 from $4.5 million in the same period in 2001. This increase in net income was primarily attributable to the increase in retail gross profit, partially offset by increases in operating expenses, depreciation and amortization, and interest expense, all primarily due to acquisitions.

EBITDA.    For the three months ended December 31, 2002, income before interest, taxes, depreciation and amortization was $13.8 million compared to $7.5 million in the same period in 2001. The $6.3 million increase was primarily attributable to increased retail sales volumes partially offset by an increase in operating and administrative expenses, both primarily due to acquisitions and, to a lesser extent, greater sales volume in the three months ended December 31, 2002 due to colder weather as compared to the same period in 2001.

Liquidity and Sources of Capital

Cash flows provided by operating activities of $13.0 million in the three months ended December 31, 2002 consisted primarily of: net income of $7.7 million; net non-cash charges of $4.0 million, principally related to depreciation and amortization of $3.4 million; and $1.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities is primarily due to a decrease in propane inventory and an increase in accounts payable, partially offset by an increase in accounts receivable. These changes are attributable to the seasonal nature of our business and our retail and wholesale growth. Cash flows used by operations in the same three-month period of 2001 consisted primarily of net income of $4.5 million; net non-cash charges of $2.4 million, principally related to depreciation and amortization of $1.8 million; offset by a use of cash of $8.9 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities of $5.0 million.

Cash used in investing activities was $15.0 million in the three months ended December 31, 2002 as compared to $86.5 million in the same period of 2001. Investing activities during the three months ended December 31, 2002 included a use of cash of $13.5 million for the acquisitions of Hancock Gas

Service, Inc., Central Carolina Gas Company, Inc. and Live Oak Gas Company, Inc. Investing activities included a use of cash of $83.5 million for the acquisitions of Independent Propane Company and Pro Gas during the three months ended December 31, 2001. Additionally, we expended $1.5 million and $1.1 million during the three months ended December 31, 2002 and 2001, respectively for additions to property and equipment to accommodate the growing operations.

Cash provided by financing activities was $4.4 million in the three months ended December 31, 2002 and $90.2 million in the same period 2001. Cash provided by financing activities in 2002 and 2001 included net borrowings of $10.0 million and $91.8 million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility. Offsetting these cash sources were $5.6 million and $2.3 million of distributions in 2002 and 2001, respectively.

The following table summarizes our company’s long-term debt and operating lease obligations as of December 31, 2002 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$135,930	$14,232	$34,254	$36,166	$51,278

Future minimum lease payments under noncancelable operating leases	7,269	1,997	3,205	1,684	383

Standby letters of credit	3,360	2,100	1,260	–	–

The following table summarizes the change in the unrealized fair value of our propane contracts related to our risk management activities for the three months ended December 31, 2002 where settlement has not yet occurred (in thousands of dollars):

Three Months Ended December 31, 2002
Unrealized (losses) in fair value of contracts outstanding at September 30, 2002	$(4,653)
Other unrealized gains and (losses) recognized	(793)
Less: realized (gains) and losses recognized	2,895

Unrealized (losses) in fair value of contracts outstanding at December 31, 2002	$(2,551)

Of the outstanding fair value (loss) as of December 31, 2002, contracts with a maturity of less than one year totaled ($2.5) million, and contracts maturing between one and two years totaled ($0.1) million.

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

Description of Credit Facility

Our credit agreement comprises a $125.0 million facility including a $50.0 million revolving working capital facility due in December 2004 and a $75.0 million revolving acquisition facility due in December 2004. This credit agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of between 3.55% and 4.25% at December 31, 2002. At December 31, 2002, borrowings outstanding under the credit facility were $46.0 million, including $17.0 million under the revolving working capital facility. Of the outstanding credit facility balance of $46.0 million, $33.0 million is classified as long-term in the accompanying 2002 consolidated balance sheet. At February 3, 2003, the borrowings outstanding under the credit facility were $31.9 million, including $0.9 million under the revolving working capital facility.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted the provisions of SFAS No. 144 on October 1, 2002. This adoption does not materially affect our company’s consolidated financial position or results of operations.

The June 2002 consensus reached on EITF 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, we have reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF 02-3. We have previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amount for the three months ended December 31, 2001 was $12.4 million. This required reclassification has no impact on previously reported gross profit, net income or cash provided by (used in) operating activities. We physically delivered approximately 103.3 million and 31.7 million gallons related to transactions considered trading activities as defined by EITF 02-3 for the three months ended December 31, 2002 and 2001, respectively.

In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including Inergy. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, we have elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market at December 31, 2002. In accordance with the October 2002 EITF consensus, all inventories not designated as being hedged will be carried at the lower of cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 is for fiscal periods beginning after December 15, 2002. Any effect of rescinding EITF No. 98-10 will be reported as a cumulative effect of a change in accounting principle similar to the provisions in Accounting Principles Board (APB) Opinion No. 20 on January 1, 2003. The rescission of EITF No. 98-10 is not expected to have a material impact on Inergy’s financial position or results of operations.

The consensus reached in EITF 02-3 rescinding Issue 98-10 requires all derivatives held for trading purposes to be reported on a net basis in the income statement regardless of whether these derivatives are settled physically. These netting requirements are also effective for fiscal periods beginning after December 15, 2002. The netting requirements do not affect gross profit, net income or EBITDA. Inergy does not believe the netting requirements will significantly impact financial statement reporting; however, we are currently assessing the implications.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2002, we had floating rate obligations totaling approximately $46.0 million for amounts borrowed under our credit agreement and an additional $35.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Our operating company has five interest rate swap agreements designed to hedge $35.0 million of our fixed rate senior secured notes, in order to manage interest rate risk exposure and attempt to reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparties to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates to the counterparties based on an annual interest rate equal to the 3 month LIBOR interest rate plus an average spread of approximately 5.00% applied to the same notional amount of $35.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At December 31, 2002, our company recognized the approximate $1.1 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets. Approximately $0.4 million of the amount related to the three months ended December 31, 2002.

If the floating rate were to increase by 100 basis points from December 2002 levels, our interest expense would increase by a total of approximately $0.8 million per year.

Propane Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities were propane retailers, resellers and consumers and energy marketers and dealers.

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

We engage in hedging transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of December 31, 2002 and September 30, 2002 include fixed price payor for 3.2 million and 3.7 million barrels of propane, respectively, and fixed price receiver for 4.1 million and 5.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of December 31, 2002 and September 30, 2002 was assets of $7.0 million and $9.7 million related to propane, respectively, and liabilities of $9.5 million and $14.4 million related to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.1 million change in the market value of the contracts as there were approximately 2.2 million gallons of net unbalanced positions at December 31, 2002.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  Within 90 days prior to the filing of this report, our company’s senior management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Our company’s disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic filings with the SEC, including annual and quarterly reports such as this report, is reported accurately and suitably within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, senior management concluded that our company’s disclosure controls and procedures are effective in causing material information related to our company (including our consolidated subsidiaries) to be recorded, processed, summarized and reported on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with applicable disclosure obligations.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that in management’s estimation could significantly affect our disclosure controls and procedures after the date of our company’s most recent evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities and Use of Proceeds

In conjunction with the December 2001 acquisition of Independent Propane Company, Inc., an escrow was available for uncollected accounts receivable and environmental claims. During the three months ended December 31, 2002, a claim was settled that resulted in collection of approximately $0.4 million and 1,701 common units. The units were subsequently cancelled, resulting in a reduction in common units outstanding.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None.

(b)  The registrant filed a Report Form 8-K on November 12, 2002 regarding the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on October 1, 2001. The registrant filed a Report Form 8-K on November 20, 2002 regarding the issuance of a press release reporting its fiscal year 2002 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 10, 2003	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, John J. Sherman, certify that:

1.  I have reviewed this Form 10-Q of Inergy, L.P.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/ John J. Sherman
John J. Sherman President and Chief Executive Officer

CERTIFICATIONS

I, R. Brooks Sherman, Jr., certify that:

1.  I have reviewed this Form 10-Q of Inergy, L.P.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer