Form 10-Q
period 2003-03-31
INERGY L P
filed 2003-05-12
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The following units were outstanding at May 1, 2003:

Common Units	4,629,854
Senior Subordinated Units	3,313,367
Junior Subordinated Units	572,542

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	September 30, 2002
	(In Thousands)
Assets
Current assets:
Cash	$9,123	$2,088
Accounts receivable, less allowance for doubtful accounts of $1,289,000 and $927,000 at March 31, 2003 and September 30, 2002, respectively	36,875	13,112
Inventories	9,051	41,162
Prepaid expenses and other current assets	1,163	3,929
Assets from price risk management activities	5,609	9,725

Total current assets	61,821	70,016

Property, plant and equipment, at cost	149,896	137,902
Less accumulated depreciation	(17,757)	(13,352)

Property, plant and equipment, net	132,139	124,550

Intangible assets	106,892	101,591
Less accumulated amortization	(11,650)	(8,941)

Intangible assets, net	95,242	92,650

Other	1,518	1,016

Total assets	$290,720	$288,232

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2003 (Unaudited)	September 30, 2002
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$25,343	$13,364
Accrued expenses	6,640	6,394
Customer deposits	1,767	8,718
Liabilities from price risk management activities	4,237	14,378
Current portion of long-term debt	1,090	19,367

Total current liabilities	39,077	62,221

Long-term debt, less current portion	92,657	105,095

Partners’ capital:
Common unitholders (4,629,854 and 3,828,877 units issued and outstanding as of March 31,2003 and September 30, 2002, respectively)	107,158	76,762
Senior subordinated unitholders (3,313,367 units issued and outstanding)	47,255	41,292
Junior subordinated unitholders (572,542 units issued and outstanding)	1,637	607
Non-managing general partner (2% interest with 173,791 and 157,445 equivalent units outstanding as of March 31, 2003 and September 30, 2002, respectively)	2,936	2,255

Total partners’ capital	158,986	120,916

Total liabilities and partners’ capital	$290,720	$288,232

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Propane	$153,450	$78,614	$257,492	$125,198
Other	5,200	4,572	10,847	7,618

	158,650	83,186	268,339	132,816
Cost of product sold	117,693	48,748	199,016	82,543

Gross profit	40,957	34,438	69,323	50,273
Expenses:
Operating and administrative	17,493	15,034	32,032	23,326
Depreciation and amortization	3,374	3,371	6,735	5,145

Operating income	20,090	16,033	30,556	21,802
Other income (expense):
Interest expense	(2,496)	(1,998)	(5,136)	(3,236)
Gain (loss) on sale of property, plant and equipment	116	(29)	10	(119)
Finance charges	73	48	89	85
Other	22	17	52	36

Income before income taxes	17,805	14,071	25,571	18,568
Provision for income taxes	20	20	70	52

Net income	$17,785	$14,051	$25,501	$18,516

Partners’ interest information for the three and six months ended March 31, 2003 and 2002:
Non-managing general partners’ interest in net income	$356	$281	$510	$370

Limited partners’ interest in net income:
Common unit interest	$8,788	$5,543	$12,500	$6,702
Senior subordinated unit interest	7,368	7,015	10,651	9,758
Junior subordinated unit interest	1,273	1,212	1,840	1,686

Total limited partners’ interest in net income	$17,429	$13,770	$24,991	$18,146

Net income per limited partner unit:
Basic	$2.22	$2.12	$3.21	$2.94

Diluted	$2.19	$2.08	$3.17	$2.90

Weighted average limited partners’ units outstanding:
Basic	7,838	6,504	7,775	6,162

Diluted	7,951	6,607	7,877	6,249

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2002	$76,762	$41,292	$607	$2,255	$120,916
Net proceeds from issuance of common units	23,372	—	—	—	23,372
Contribution from non-managing general partner	—	—	—	509	509
Return and cancellation of common units originally issued in the IPC acquisition	(62)	—	—	(1)	(63)
Distributions	(5,414)	(4,688)	(810)	(337)	(11,249)
Net income	12,500	10,651	1,840	510	25,501

Balance at March 31, 2003	$107,158	$47,255	$1,637	$2,936	$158,986

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2003	2002
Operating activities
Net income	$25,501	$18,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	423	680
Depreciation	4,714	3,633
Amortization	2,020	1,511
Amortization of deferred financing costs	689	547
Gain (loss) on disposal of property, plant and equipment	(10)	119
Net asset/liabilities from price risk management activities	(6,025)	296
Changes in operating assets and liabilities, net of effects from acquisitions of retail propane companies:
Accounts receivable	(23,648)	(6,532)
Inventories	32,352	(65)
Prepaid expenses and other current assets	2,717	(36)
Other assets	(4)	(92)
Accounts payable	11,158	(1,410)
Accrued expenses	168	(1,839)
Customer deposits	(6,968)	(5,623)

Net cash provided by operating activities	43,087	9,705

Investing activities
Acquisition of retail propane companies, net of cash acquired	(13,906)	(83,625)
Purchases of property, plant and equipment	(2,698)	(2,524)
Deferred financing and acquisition costs incurred	(103)	(1,979)
Proceeds from sale of property, plant and equipment	319	91

Net cash used in investing activities	(16,388)	(88,037)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2003	2002
Financing activities
Proceeds from issuance of long-term debt	$84,827	$220,621
Principal payments on long-term debt and noncompete obligations	(117,123)	(136,184)
Contribution from non-managing general partner	509	204
Net proceeds from issuance of common units	23,372	480
Distributions	(11,249)	(6,485)

Net cash provided by (used in) financing activities	(19,664)	78,636

Net increase in cash	7,035	304
Cash at beginning of period	2,088	2,171

Cash at end of period	$9,123	$2,475

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,754	$3,025

Supplemental schedule of noncash investing and financing activities
Acquisition of retail propane company through the issuance of common units	—	$19,723

Increase in the fair value of senior secured notes and the related interest rate swap	$498	—

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Partnership”) include the accounts of the Partnership and its subsidiary Inergy Propane, LLC which, collectively, are referred to as “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), an affiliate of Inergy Holdings, LLC (“Holdings”), owns the Non-Managing General Partner interest representing a 2% unsubordinated general partner’s interest in the Partnership. Inergy GP, LLC, (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Basis of Presentation

The financial information as of March 31, 2003 and for the three-month and six-month periods ended March 31, 2003 and 2002 contained herein is unaudited. The Partnership believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Partnership also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month and six-month periods ended March 31, 2003 and 2002 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in the consolidated financial statements included in Form 10-K/A as filed with the Securities and Exchange Commission for the year ended September 30, 2002.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers as part of its energy trading activities. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue (“EITF”) No. 02-3, “Issues Involved in Accounting for Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” as discussed below and, prior to its October 2002 rescission effective for periods beginning after December 15, 2002, EITF No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of inventories.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. At March 31, 2003, the fair value of approximately 5.5 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $386,000 recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

During the three months and six months ended March 31, 2003, the Company recognized a net loss of $14,000 and net gain of $73,000, respectively, related to the ineffective portion of its hedging instruments and a net loss of $430,000 and a net loss of $298,000, respectively, related to the portion of the hedging instruments the Company excluded from its assessment of hedge effectiveness.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

The June 2002 consensus reached on EITF No. 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, Inergy has reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF No. 02-3. Inergy previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amounts for the three months and six months ended March 31, 2002 were $18.8 million and $31.2 million, respectively. This required reclassification has no impact on previously reported gross profit, net income or cash provided by (used in) operating activities. Inergy physically delivered approximately 95.3 million and 52.6 million gallons related to transactions considered trading activities as defined by EITF No. 02-3 for the three months ended March 31, 2003 and 2002, respectively, and 198.6 million and 84.3 million gallons for the six months ended March 31, 2003 and 2002, respectively.

In October 2002, the EITF reached a consensus in EITF No. 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including Inergy. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 is for fiscal periods beginning after December 15, 2002. The effect of the rescission of EITF No. 98-10 did not have a material impact on Inergy’s financial position or results of operations.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

The consensus reached in EITF No. 02-3 rescinding Issue 98-10 requires all derivatives held for trading purposes to be reported on a net basis in the income statement regardless of whether these derivatives are settled physically. These netting requirements are also effective for fiscal periods beginning after December 15, 2002 and have been adopted, as discussed above.

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

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Inventories for wholesale operations, which consist mainly of liquid propane commodities, are stated at market, except for inventories purchased under energy contracts subsequent to October 25, 2002, which are stated at the lower of cost or market unless hedged, as discussed above.

Inventories consist of (in thousands)

	March 31, 2003	September 30, 2002
Propane gas and other liquids	$5,892	$37,934
Appliances, parts and supplies	3,159	3,228

	$9,051	$41,162

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income	$17,785	$14,051	$25,501	$18,516
Less: Non-Managing General Partners’ interest in net income	356	281	510	370

Limited partners’ interest in net income – basic and diluted	$17,429	$13,770	$24,991	$18,146

Denominator:
Weighted average limited partners’ units outstanding – basic	7,838	6,504	7,775	6,162
Effect of dilutive unit options outstanding	113	103	102	87

Weighted average limited partners’ units outstanding – dilutive	7,951	6,607	7,877	6,249

Net income per limited partner unit:
Basic	$2.22	$2.12	$3.21	$2.94

Diluted	$2.19	$2.08	$3.17	$2.90

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies Update (continued)

Reclassifications

Certain reclassifications have been made to the three and six months ended March 31, 2002 consolidated financial statements to conform to the three and six months ended March 31, 2003 presentation.

Accounting for Unit-Based Compensation

At March 31, 2003, Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No unit-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to unit-based employee compensation (in thousands, except per unit data).

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Limited partners’ interest in net income, as reported	$17,429	$13,770	$24,991	$18,146
Deduct: Total Unit-based employee compensation expense determined under fair value based method for all awards[1]	21	35	66	73

Pro forma limited partners’ interest in net income	$17,408	$13,735	$24,925	$18,073

Net income per limited partner unit:
Basic—as reported	$2.22	$2.12	$3.21	$2.94

Basic—pro forma	$2.22	$2.11	$3.20	$2.93

Diluted—as reported	$2.19	$2.08	$3.17	$2.90

Diluted—pro forma	$2.19	$2.08	$3.16	$2.89

[1]	All awards refers to unit options granted, for which the fair value was required to be measured under SFAS No. 123.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2003	September 30, 2002
Credit agreement	$4,000	$35,500
Senior secured notes	86,207	85,709
Obligations under noncompetition agreements and notes to former owners of businesses acquired	3,534	3,244
Other	6	9

	93,747	124,462
Less current portion	1,090	19,367

	$92,657	$105,095

Inergy’s credit agreement is comprised of a $50.0 million revolving working capital facility and a $75.0 million revolving acquisition facility. The credit agreement expires in December 2004, and is guaranteed by Inergy, L.P. and its subsidiaries.

At March 31, 2003 and September 30, 2002, the balance outstanding under this credit facility was $4.0 million and $35.5 million, respectively, including $0 and $22.0 million, respectively, under the working capital facility. Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $0 and $4.0 million of the outstanding balance at March 31, 2003 and September 30, 2002, respectively, has been classified as a long-term liability in the accompanying consolidated balance sheets.

In October 2002, Inergy entered into three interest rate swap agreements scheduled to mature in June 2007, June 2008 and June 2009, respectively, each designed to hedge $5.0 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure in an attempt to reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay an amount based on the stated fixed interest rate on the notes due every three months. In exchange, Inergy is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus approximately 5.0% applied to the same notional amount of $15.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

The operating company had previously entered into similar swap agreements in fiscal 2002 on a notional amount of $20.0 million of the fixed rate senior secured notes. The Partnership has recognized the approximate $0.1 million and $0.5 million increase in the fair market value of these related senior secured notes for the three months and six months ended March 31, 2003, respectively, with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets. The total increase in market value of the interest rate swaps is approximately $1.2 million at March 31, 2003.

Note 4 – Unit Offering

In March 2003, Inergy issued 805,000 common units in a follow-on offering, resulting in proceeds of $23.4 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under Inergy’s credit agreement.

Note 5 – Quarterly Distributions of Available Cash

On November 14, 2002, a quarterly distribution of $0.70 per limited partner unit was paid to its unitholders of record on November 7, 2002 with respect to the fourth fiscal quarter of 2002, which totaled $5.5 million. On February 14, 2003, a quarterly distribution of $0.715 per limited partner unit was paid to its unitholders of record on February 7, 2003 with respect to the first fiscal quarter of 2003, which totaled $5.7 million. Inergy announced that it will distribute $0.73 per limited partner unit on May 15, 2003 to unitholders of record on May 8, 2003, for a total distribution of $6.4 million with respect to its second fiscal quarter of 2003.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At March 31, 2003, the total of these firm purchase commitments was approximately $31.0 million.

At March 31, 2003, Inergy was contingently liable for letters of credit outstanding totaling $3.4 million, which guarantees various transactions.

Inergy is periodically involved in litigation. The results of litigation cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

The following segment information is presented in thousands of dollars:

	Three Months Ended March 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$78,196	$118,272	($37,818)	$158,650
Gross profit	36,915	4,766	(724)	40,957
Identifiable assets	25,118	20,808	—	45,926

	Three Months Ended March 31, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$53,905	$40,052	($10,771)	$83,186
Gross profit	33,143	1,483	(188)	34,438
Identifiable assets	19,292	21,410	—	40,702

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Six Months Ended March 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$129,580	$194,599	($55,840)	$268,339
Gross profit	63,052	7,265	(994)	69,323
Identifiable assets	25,118	20,808		45,926

	Six Months Ended March 31, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$72,229	$73,161	($17,574)	$132,816
Gross profit	46,901	3,822	(450)	50,273
Identifiable assets	19,292	21,410	—	40,702

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Inergy should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements include, but are not limited to, statements concerning our expected recovery of goodwill attributable to our acquisitions and the sufficiency of cash received from operations and borrowings to meet our foreseeable liquidity needs. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Acquisitions

In October 2002, we acquired the assets of Hancock Gas Service, Inc. with headquarters in Findlay, Ohio; in December 2002, we acquired the assets of Central Carolina Gas Company, Inc., with headquarters in Hamlet, North Carolina; and Live Oak Gas Company, Inc., with headquarters in Live Oak, Florida. These three companies distributed approximately ten million gallons of propane during the preceding 12 month period ended September 30, 2002, which represents approximately 11% of our retail propane gallons distributed during fiscal 2002.

As previously announced, we acquired the assets of two retail distributors subsequent to March 31, 2003. In April 2003, we acquired the assets of Coleman Gas, Inc. of Hastings, Florida and the assets of Johnson & Johnson Propane, Inc. of Madison, Florida. In May 2003, we acquired certain assets of Resource Energy Marketing Ltd., a wholesale propane marketer and transporter based in Calgary, Alberta, Canada.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Volume.    During the three months ended March 31, 2003, we sold 49.6 million retail gallons of propane, an increase of 6.6 million gallons, or 15%, from the 43.0 million retail gallons sold during the same three-month period in 2002. The increase in retail sales volume was principally due to the colder weather and the October 2002 acquisition of Hancock Gas Service, Inc. The weather was approximately 14% colder in the three months ended March 31, 2003 as compared to the same three-month period in 2002 in our retail areas of operations.

Wholesale gallons delivered increased 24.9 million gallons, or 30%, to 108.5 million gallons during the three months ended March 31, 2003 from 83.6 million gallons during the same three-month period in 2002. This increase was primarily attributable to the growth of our existing wholesale operations and the colder weather in the three months ended March 31, 2003 as compared to the same period in 2002 in our wholesale areas of operations.

Revenues.    Revenues in the three months ended March 31, 2003 were $158.7 million, an increase of $75.5 million, or 91%, from $83.2 million of revenues in fiscal 2002.

Revenues from retail sales were $74.9 million (after elimination of sales to our wholesale operations) in the three months ended March 31, 2003, an increase of $22.7 million, or 44%, from $52.2 million during the same three-month period in 2002. This increase was primarily attributable to higher selling prices of propane due to the higher cost of propane, an increase in volume as a result of colder weather in the three months ended March 31, 2003, and acquisition-related volume. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $83.8 million (after elimination of sales to our retail operations) in the three months ended March 31, 2003, an increase of $52.8 million or 170%, from $31.0 million during the same three-month period in 2002. This increase was primarily attributable to the higher cost of propane and colder weather in the three months ended March 31, 2003 as compared to the same period in 2002. EITF No. 02-3 requires the reporting of gains and losses on energy trading contracts be reported on a net basis in the income statement. Upon adoption, we reduced both revenue and cost of product sold by $18.8 million for the three months ended March 31, 2002. This reclassification had no impact on gross profit or net income.

Cost of Product Sold.    Cost of product sold in the three months ended March 31, 2003 was $117.7 million, an increase of $69.0 million or 141%, from cost of product sold of $48.7 million in the same period in 2002. This increase was primarily attributable to an approximate 95% increase in the average per gallon cost of propane, and an increase in wholesale and retail gallons sold, due to colder weather and acquisition-related volume.

Gross Profit.    Retail gross profit was $36.9 million (after elimination of sales to our wholesale operations) in the three months ended March 31, 2003 compared to $33.1 million during the same three-month period in 2002, an increase of $3.8 million, or 12%. This increase was primarily attributable to an increase in retail gallons sold due to colder weather and acquisition-related volume, partially offset by a decrease in margin per gallon as a result of propane costs during the three months ended March 31, 2003 as compared to the same period in 2002. Wholesale gross profit was $4.1 million (after elimination of gross profit attributable to our retail operations) in the three months ended March 31, 2003 compared to $1.3 million in fiscal 2002, an increase of $2.8 million. This increase was attributable to increased wholesale volumes and margins as a result of colder weather and propane price volatility.

Operating and Administrative Expenses.    Operating and administrative expenses increased $2.5 million, or 16%, to $17.5 million in the three months ended March 31, 2003 as compared to $15.0 million in the same three-month period in 2002. This increase was primarily attributable to increased personnel and retail delivery vehicle expenses as a result of higher retail propane sales volumes in 2003 as compared to 2002 due to the colder weather, internal growth and retail acquisitions. In addition, greater profitability in 2003 as compared to 2002 resulted in higher personnel costs through incentive compensation.

Depreciation and Amortization.    Depreciation and amortization was $3.4 million in the three months ended March 31, 2003 and 2002.

Interest Expense.    Interest expense increased $0.5 million, or 25%, to $2.5 million in the three-month period ended March 31, 2003 as compared to $2.0 million in the same period of 2002. This increase is primarily the result of a higher overall average interest rate in the three months ended March 31, 2003 as compared to the same period in the prior year as a result of the higher rate of interest associated with the senior secured notes issued in June 2002, partially offset by lower outstanding borrowings in 2003 as compared to the same period in 2002.

Net Income.    Net income increased $3.7 million, or 27%, to $17.8 million for the three months ended March 31, 2003 from $14.1 million in the same period in 2002. This increase in net income was primarily attributable to the increase in gross profit partially offset by increases in operating expenses due to greater volumes sold as a result of colder weather and acquisitions.

EBITDA.    For the three months ended March 31, 2003, income before interest, taxes, depreciation and amortization was $23.7 million compared to $19.4 million in the same period in 2002. The $4.3 million increase was primarily attributable to increased retail sales volumes and increased wholesale gross profits partially offset by an increase in operating and administrative expenses, all primarily due to greater sales volume in the three months ended March 31, 2003, due to colder weather as compared to the same period in 2002, and acquisitions. EBITDA is defined as income before taxes, plus interest expense and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	(Unaudited) Three Months Ended
EBITDA (in thousands)	March 31,
	2003	2002
EBITDA:
Net Income	$17,785	$14,051
Interest Expense	2,496	1,998
Provision for income taxes	20	20
Depreciation and amortization	3,374	3,371

EBITDA	$23,675	$19,440

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Volume.    During the six months ended March 31, 2003, we sold 86.4 million retail gallons of propane, an increase of 25.5 million gallons, or 42%, from the 60.9 million retail gallons sold during the same six-month period in 2002. The increase in retail sales volume was principally due to colder weather, the December 2001 IPC acquisition and the October 2002 acquisition of Hancock Gas Service, Inc. The weather was approximately 21% colder in the six months ended March 31, 2003 as compared to the same six-month period in 2002 in our retail areas of operations and approximately 7% colder than normal.

Wholesale gallons delivered increased 59.5 million gallons, or 41%, to 206.3 million gallons during the six months ended March 31, 2003 from 146.8 million gallons during the same six-month period in 2002. This increase was primarily attributable to the growth of our existing wholesale operations and the colder weather in the six months ended March 31, 2003 as compared to the same period in 2002 in our wholesale areas of operations.

Revenues.    Revenues in the six months ended March 31, 2003 were $268.3 million, an increase of $135.5 million, or 102%, from $132.8 million of revenues in fiscal 2002.

Revenues from retail sales were $124.3 million (after elimination of sales to our wholesale operations) in the six months ended March 31, 2003, an increase of $50.1 million, or 68%, from $74.2 million during the same six-month period in 2002. This increase was primarily attributable to higher selling prices of propane due to the higher cost of propane, volume increases at our existing locations as a result of colder weather in the six months ended March 31, 2003, and acquisition-related volume.

Revenues from wholesale sales were $144.0 million (after elimination of sales to our retail operations) in the six months ended March 31, 2003, an increase of $85.4 million or 146%, from $58.6 million during the same six-month period in 2002. This increase was primarily attributable to the higher cost of propane and colder weather in the six months ended March 31, 2003 as compared to the same period in 2002. Upon adoption of EITF No. 02-3 during the fourth quarter of fiscal 2002, as discussed further above, we reduced both revenue and cost of product sold by $31.2 million for the six months ended March 31, 2002. This reclassification had no impact on gross profit or net income.

Cost of Product Sold.    Cost of product sold in the six-month period ended March 31, 2003 was $199.0 million, an increase of $116.5 million or 141%, from cost of product sold of $82.5 million in the same period in 2002. This increase was primarily attributable to an approximate 72% increase in the average per gallon cost of propane, and an increase in wholesale and retail gallons sold, due to colder weather, and acquisition-related volume.

Gross Profit.    Retail gross profit was $63.0 million (after elimination of sales to our wholesale operations) in the six months ended March 31, 2003 compared to $46.9 million during the same six-month period in 2002, an increase of $16.1 million, or 35%. This increase was primarily attributable to an increase in retail gallons sold due to colder weather and acquisition-related volume, partially offset by a decrease in margin per gallon as a result of higher propane costs during the six months ended March 31, 2003 as compared to the same period in 2002. Wholesale gross profit was $6.3 million (after elimination of gross profit attributable to our retail operations) in the six months ended March 31, 2003 compared to $3.4 million in fiscal 2002, an increase of $2.9 million. This increase was attributable to increased wholesale volumes and margins as a result of colder weather and propane price volatility.

Operating and Administrative Expenses.    Operating and administrative expenses increased $8.7 million, or 37%, to $32.0 million in the six months ended March 31, 2003 as compared to $23.3 million in the same six-month period in 2002. This increase was primarily attributable to increased personnel and retail delivery vehicle expenses as a result of higher retail propane sales volumes in 2003 as compared to 2002 due to the colder weather, internal growth and retail acquisitions. In addition, greater profitability in 2003 as compared to 2002 resulted in higher personnel costs through incentive compensation.

Depreciation and Amortization.    Depreciation and amortization increased $1.6 million, or 31%, to $6.7 million in the six months ended March 31, 2003 from $5.1 million in the same six-month period in 2002 primarily as a result of acquisitions.

Interest Expense.    Interest expense increased $1.9 million, or 59%, to $5.1 million in the six-month period ended March 31, 2003 as compared to $3.2 million in the same period of 2002. This increase is primarily the result of a higher overall average interest rate in the six months ended March 31, 2003 as compared to the same period in the prior year as a result of the higher rate of interest associated with the senior secured notes issued in June 2002, partially offset by lower outstanding borrowings in 2003 as compared to the same period in 2002.

Net Income.    Net income increased $7.0 million, or 38%, to $25.5 million for the six months ended March 31, 2003 from $18.5 million in the same period in 2002. This increase in net income was primarily attributable to the increase in gross profit partially offset by increases in operating expenses, due to greater volumes sold as a result of colder weather and acquisitions, and higher interest costs.

EBITDA.    For the six months ended March 31, 2003, income before interest, taxes, depreciation and amortization was $37.4 million compared to $26.9 million in the same period in 2002. The $10.5 million increase was primarily attributable to increased retail sales volumes and increased wholesale gross profits partially offset by an increase in operating and administrative expenses, all primarily due to greater sales volume in the six months ended March 31, 2003 due to colder weather as compared to the same period in 2002 and acquisitions. EBITDA is defined as income before taxes, plus interest expense and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	(Unaudited) Six Months Ended
EBITDA (in thousands)	March 31,
	2003	2002
EBITDA:
Net Income	$25,501	$18,516
Interest Expense	5,136	3,236
Provision for income taxes	70	52
Depreciation and amortization	6,735	5,145

EBITDA	$37,442	$26,949

Liquidity and Sources of Capital

In March 2003, Inergy issued 805,000 common units in a follow-on offering, resulting in proceeds of $23.4 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under our credit agreement.

Cash flows provided by operating activities of $43.1 million in the six months ended March 31, 2003 consisted primarily of: net income of $25.5 million, net non-cash charges of $7.8 million (principally related to depreciation and amortization of $6.7 million), and an increase in cash flows of $9.8 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities is primarily due to a decrease in propane inventory and an increase in accounts payable, partially offset by an increase in accounts receivable. These changes are attributable to the seasonal nature of our business and our retail and wholesale growth. Cash flows provided by operations of $9.7 million in the same six-month period of 2002 consisted primarily of net income of $18.5 million, net non-cash charges of $6.5 million (principally related to depreciation and amortization of $5.1 million) offset by a use of cash of $15.3 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The use of cash associated with the changes in operating assets and liabilities in the 2002 period was due primarily to increase in accounts receivable and the decrease in customer deposits, resulting from weather seasonality.

Cash used in investing activities was $16.4 million in the six months ended March 31, 2003 as compared to $88.0 million in the same period of 2002. Investing activities during the six months ended March 31, 2003 included a use of cash of $13.9 million for the acquisitions of Hancock Gas Service, Inc., Central Carolina Gas Company, Inc. and Live Oak Gas Company, Inc. Investing activities in the 2002 period included a use of cash of $83.6 million for the acquisitions of Independent Propane Company and Pro Gas. Additionally, we expended $2.7 million and $2.5 million during the six months ended March 31, 2003 and 2002, respectively for additions to property and equipment to accommodate our growing operations.

Cash used in financing activities was $19.7 million in the six months ended March 31, 2003, compared to $78.6 million in cash provided by financing activities in the same period 2002. Cash used in financing activities in 2003 included net payments of $32.3 million compared to net borrowings of $84.4 million in 2002, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility. The net payments in 2003 were primarily from net proceeds of $23.4 million received from the issuance of common units, while the net borrowings in 2002 resulted primarily from the issuance of debt in connection with the Independent Propane Company and Pro Gas acquisitions. Cash paid as distributions to unitholders was $11.2 million and $6.5 million in the six months ended 2003 and 2002, respectively.

The following table summarizes our company’s long-term debt and operating lease obligations as of March 31, 2003 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$93,747	$1,090	$5,143	$36,171	$51,343
Future minimum lease payments under noncancelable operating leases	7,323	2,089	3,053	1,710	471
Standby letters of credit	3,360	3,360	—	—	—

The following table summarizes the change in the unrealized fair value of our propane contracts related to our risk management activities for the three months and six months ended March 31, 2003 where settlement has not yet occurred (in thousands of dollars):

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Net unrealized losses in fair value of contracts outstanding at beginning of period	$(2,551)	$(4,653)
Other unrealized gains and (losses) recognized	2,787	1,994
Less: realized gains and losses recognized	1,136	4,031

Net unrealized gains in fair value of contracts outstanding at March 31, 2003	$1,372	$1,372

Of the outstanding unrealized gain as of March 31, 2003, contracts with a maturity of less than one year totaled $1.4 million, and contracts maturing in excess of one year totaled $0.

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

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 75% of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Description of Credit Facility

Our credit agreement comprises a $125.0 million facility including a $50.0 million revolving working capital facility due in December 2004 and a $75.0 million revolving acquisition facility due in December 2004. This credit agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of 3.52% at March 31, 2003. At March 31, 2003, borrowings outstanding under the credit facility were $4.0 million, all of which was borrowed under the revolving acquisition facility and thus classified as long term in the accompanying consolidated balance sheet. At May 1, 2003, the borrowings outstanding under the credit facility were unchanged from March 31, 2003.

Recent Accounting Pronouncements

At March 31, 2003, we have a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No unit-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common units on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to unit-based employee compensation.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted the provisions of SFAS No. 144 on October 1, 2002. This adoption did not materially affect our company’s consolidated financial position or results of operations.

The June 2002 consensus reached on EITF No. 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, we have reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF No. 02-3. We have previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amounts for the three months and six months ended March 31, 2002 was $18.8 million and $31.2 million, respectively. This required reclassification has no impact on previously reported gross profit, net income or cash provided by (used in) operating activities. Inergy physically delivered approximately 95.3 million and 52.6 million gallons related to transactions considered trading activities as defined by EITF No. 02-3 for the three months ended March 31, 2003 and 2002, respectively, and 198.6 million and 84.3 million gallons for the six months ended March 31, 2003 and 2002, respectively.

In October 2002, the EITF reached a consensus in EITF No. 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including Inergy. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, we have elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 is for fiscal periods beginning after December 15, 2002. The effect of the rescission of EITF No. 98-10 did not have a material impact on our financial position or results of operations.

The consensus reached in EITF No. 02-3 rescinding Issue 98-10 requires all derivatives held for trading purposes to be reported on a net basis in the income statement regardless of whether these derivatives are settled physically. These netting requirements are also effective for fiscal periods beginning after December 15, 2002 and have been adopted, as discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2003, we had floating rate obligations totaling approximately $4.0 million for amounts borrowed under our credit agreement and an additional $35.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Our operating company has five interest rate swap agreements designed to hedge $35.0 million of our fixed rate senior secured notes, in order to manage interest rate risk exposure and attempt to reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparties to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates to the counterparties based on an annual interest rate equal to the 3 month LIBOR interest rate plus an average spread of approximately 5.00% applied to the same notional amount of $35.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At March 31, 2003, we have recognized the approximate $1.2 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets. Approximately $0.1 million and $0.5 million of the amount related to the three months and six months ended March 31, 2003, respectively.

If the floating rate were to increase by 100 basis points from March 2003 levels, our interest expense would increase by a total of approximately $0.4 million per year.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of March 31, 2003 and September 30, 2002 include fixed price payor for 2.0 million and 3.7 million barrels of propane, respectively, and fixed price receiver for 2.2 million and 5.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of March 31, 2003, and September 30, 2002 was assets of $5.6 million and $9.7 million related primarily to propane, respectively, and liabilities of $4.2 million and $14.4 million related primarily to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.1 million change in the market value of the contracts as there were approximately 1.6 million gallons of net unbalanced positions at March 31, 2003.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing of this report, our senior management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic filings with the SEC, including annual and quarterly reports such as this report, is reported accurately and suitably within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, senior management concluded that our disclosure controls and procedures are effective in causing material information related to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with applicable disclosure obligations.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that in management’s estimation could significantly affect our disclosure controls and procedures after the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

In March 2003, Inergy issued 805,000 common units in a follow-on offering, resulting in proceeds of $23.4 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were primarily used to pay borrowings under our credit agreement.

In conjunction with the December 2001 acquisition of Independent Propane Company, Inc., an escrow was available for uncollected accounts receivable and environmental claims. During the three months ended March 31, 2003, a claim was settled that resulted in collection of approximately $0.5 million and 2,322 common units. The units were subsequently cancelled, resulting in a reduction in common units outstanding. The escrow has expired, and the remaining funds and shares were released.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. and Certificate of Limited Partnership of Inergy, L.P.

10.1	Inergy Long-Term Incentive Plan

99.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Inergy filed four reports on Form 8-K during the three months ended March 31, 2003.

Form 8-K dated February 5, 2003, was filed regarding the issuance of a press release reporting its first quarter 2003 financial results.

Form 8-K dated February 10, 2003, was filed disclosing certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K dated February 27, 2003, was filed disclosing the balance sheet of Inergy GP, LLC as of September 30, 2002; the Auditor’s Report dated November 15, 2002, on the balance sheet of Inergy GP, LLC; and the Consent of Independent Auditors dated February 27, 2003.

Form 8-K dated February 27, 2003, was filed reporting the public offering of 700,000 common units and an additional 105,000 common units to the underwriter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P

By:	INERGY GP, LLC
(its managing general partner)

Date: May 12, 2003

By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer (Principal FinancialOfficer and Principal Accounting Officer)

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ R. Brooks Sherman, Jr.

R. Brooks Sherman, Jr.

Senior Vice President and Chief Financial Officer