Form 10-K
period 2003-09-30
INERGY L P
filed 2003-12-23
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

The aggregate market value of the 4,215,506 Common Units of the registrant held by non-affiliates computed by reference to the $46.99 closing price of such Common Units on December 1, 2003, was approximately $198.1 million. The aggregate market value of the 4,197,549 Common Units of the registrant held by non-affiliates computed by reference to the $32.07 closing price of such Common Units on March 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $134.6 million. As of December 1, 2003, the registrant had 5,522,411 Common Units outstanding.

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

(2)	when we use the term “our predecessor,” we are referring to Inergy Partners, LLC, the entity that conducted our business before our initial public offering, which closed on July 31, 2001. Inergy, L.P. was formed as a Delaware limited partnership on March 7, 2001 and did not have operations until the closing of our initial public offering. Our predecessor commenced operations in November 1996. The discussion of our business throughout this report relates to the business operations of Inergy Partners, LLC before Inergy, L.P.’s initial public offering and of Inergy, L.P. thereafter.

(3)	when we use the term “operating company,” we are referring to Inergy Propane, LLC itself, or to Inergy Propane, LLC and its operating subsidiaries collectively, as the context requires.

(4)	when we use the term “managing general partner,” we are referring to Inergy GP, LLC.

(5)	when we use the term “non-managing general partner,” we are referring to Inergy Partners, LLC.

(6)	when we use the term “general partners,” we are referring to our managing general partner and our non-managing general partner.

•	We have a managing general partner and a non-managing general partner. Our managing general partner is responsible for the management of our company and its operations are governed by a board of directors. Our managing general partner does not have rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf. Our non-managing general partner owns a 2% non-managing general partner interest in our company.

INERGY, L.P.

PART I

Item 1. Business.

Recent Developments

In October 2003, we acquired from EOTT Energy, L.P. its West Coast NGL business, which includes gas processing, fractionation, 6.1 million gallons of above-ground NGL storage, truck and rail distribution facilities, and a 23-tractor NGL transportation fleet all located in south central California. In October 2003, we also acquired the assets of Smith Propane, with headquarters in La Crosse, Virginia and of Peoples Gas and Appliance, with headquarters in Beaufont, South Carolina. In November 2003, we acquired the assets of Pembroke Propane, with headquarters in Pembroke, Georgia. These four companies generated revenue during the 12 months ended September 30, 2003, of less than 10% of our consolidated revenue during fiscal 2003.

On December 10, 2003, our company announced a two-for-one unit split to be distributed on or about January 12, 2004, to unitholders of record on January 2, 2004. The stock split will require retroactive restatement of all historical per unit data in the first quarter ended December 31, 2003.

Unless required and specifically indicated otherwise, all information in this Form 10-K relates to the operations of Inergy, L.P. at or before September 30, 2003 and does not include the assets or operations of the acquisitions made after September 30, 2003.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of our initial public offering, on July 31, 2001. We own and operate, principally through our operating company, Inergy Propane, LLC, a rapidly growing retail and wholesale propane marketing and distribution business. Since our predecessor’s inception in November 1996 through September 30, 2003, we have acquired 25 companies for an aggregate purchase price of approximately $309 million, including working capital, assumed liabilities and acquisition costs. These acquisitions include twelve propane companies acquired during fiscal 2003 for an aggregate purchase price of approximately $80 million. For the fiscal year ended September 30, 2003, we sold and physically delivered approximately 119.7 million gallons of propane to retail customers and approximately 284.7 million gallons of propane to wholesale customers.

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our Common Units trade on the Nasdaq national market under the symbol “NRGY”. We electronically file certain documents with the Securities and Exchange Commission (SEC). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at Judiciary Plaza, 450 Fifth Street, N.W.,

Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.inergypropane.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

We believe we are the seventh largest propane retailer in the United States, based on retail propane gallons sold. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products primarily under eight regional brand names: Bradley Propane, Country Gas, Hancock Gas, Hoosier Propane, Independent Propane Company (IPC), McCracken, Pro Gas and United Propane. We serve approximately 240,000 retail customers in Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia from 131 customer service centers which have an aggregate of approximately 8.5 million gallons of above-ground propane storage capacity. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies in 35 states, primarily in the Midwest and Southeast.

We have grown primarily through acquisitions of propane operations and, to a lesser extent, through internal growth. Including our initial acquisition of McCracken Oil & Propane Company in 1996 and through September 30, 2003, we have completed 25 acquisitions in North Carolina, Tennessee, Illinois, Indiana, Michigan, Texas, Ohio, Florida, Canada and Maryland. The following chart sets forth information about each company we acquired during the fiscal year ended September 30, 2003, and the four recent acquisitions after September 30, 2003:

Acquisition Date	Company (1)	Location

October 2002	Hancock Gas Service, Inc.	Findlay, OH

December 2002	Central Carolina Gas Company, Inc.	Hamlet, NC

December 2002	Live Oak Gas Company, Inc.	Live Oak, FL

April 2003	Johnson and Johnson Propane, Inc.	Madison, FL

April 2003	Coleman’s Gas, Inc.	Hastings, FL

May 2003	Resource Energy Marketing, Ltd. (wholesale operations)	Calgary, Alberta, Canada

June 2003	Phillips Propane, Inc.	Leipsic, OH

July 2003	Nelson Propane	Tallahassee, FL

July 2003	Five locations of Large Regional Distributor	GA and Northern FL

July 2003	United Propane, Inc.	Millersville, MD

August 2003	Marshall Propane Supply, Inc.	Marshall, IN

August 2003	Mount Vernon Bottled Gas Company	Mount Vernon, OH

Acquisitions Subsequent to September 30, 2003

October 2003	EOTT Energy, LP’s West Coast natural gas liquids (NGL) business	Bakersfield, CA

October 2003	Smith Propane	La Crosse, VA

October 2003	Peoples Gas and Appliance	Beaufont, SC

November 2003	Pembroke Propane	Pembroke, GA

(1)	Name of acquired company or assets as of acquisition date.

Industry Background and Competition

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our customer service centers and other distribution areas and then to tanks located on our customers’ premises. Retail propane falls into three broad categories: residential, industrial and commercial, and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

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

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each calendar year.

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

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the ten largest retailers account for less than one-third of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2003, we have acquired and successfully integrated 25 companies. Our executive officers and key employees, who average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses throughout the United States. These significant industry contacts have enabled us to negotiate most of our acquisitions on an exclusive basis. We believe that this acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

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

Regional Branding

We believe that our success in generating internal growth at our customer service centers results from our operation under established, locally recognized trade names. We attempt to capitalize on the reputation of the companies we acquire by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. We expect our local branch management to continue to manage our marketing programs, new business development, customer service and customer billing and collections. We believe that our employee incentive programs encourage efficiency and allow us to control costs at the corporate and field levels.

High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2003, sales to residential customers represented approximately 67% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own over 70% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Strong Wholesale Supply, Marketing and Distribution Business

One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2003, we delivered approximately 284.7 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles, and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Flexible Financial Structure

We have a $150.0 million revolving credit facility for acquisitions and a $50.0 million revolving working capital facility. As of December 1, 2003, we had available capacity of approximately $109.3 million under our acquisition facility and approximately $12.9 million under our working capital facility. We believe our available capacity under these facilities combined with our ability to fund acquisitions through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition strategy.

Operations

Our operations reflect our two reportable segments; retail sales operations and wholesale sales operations.

Retail Operations

Customer Service Centers

We distribute propane to approximately 240,000 retail customers from 131 customer service centers in 15 states. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available.

We market our propane primarily in the eastern half of the United States through our customer service centers using eight regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Arkansas	2
Delaware	1
Florida	7
Georgia	8
Illinois	2
Indiana	12

Maryland	10
Michigan	10
North Carolina	10
Ohio	7
Oklahoma	6
South Carolina	1
Tennessee	5
Texas	49
West Virginia	1

Total	131

From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of our customer service centers also have an appliance showroom. We have several satellite facilities that typically contain only large capacity storage tanks. We have approximately 8.5 million gallons of above-ground propane storage capacity at our customer service centers and satellite locations.

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

During the fiscal year ended September 30, 2003, we delivered approximately 30% and 70% of our propane volume of gallons to retail and wholesale customers, respectively. Our retail sales were made to residential, industrial and commercial, and agricultural customers as follows:

•	approximately 67% to residential customers;

•	approximately 26% to industrial and commercial customers; and

•	approximately 7% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2003. During the fiscal year ended September 30, 2003, Louis Dreyfus Energy Services, L.P. accounted for approximately 6% of our revenue. No other single wholesale customer accounted for more than 5% of our revenue for the same period.

Nearly half of our residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, we deliver propane to our heating customers approximately six times during the year. We determine the amount of propane delivered based on weather conditions and historical consumption patterns. Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables us to efficiently route deliveries on a regular basis. We promote this program by offering level payment billing, discounts, fixed price options and price caps. In addition, we provide emergency service 24 hours a day, seven days a week, 52 weeks a year. Over 70% of our retail propane customers lease their tanks from us. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience and costs associated with switching tanks and suppliers greatly reduces a customer’s tendency to change distributors. Our tank lease programs are valuable to us from the standpoint of retaining customers and maintaining profitability.

The propane business is seasonal with weather conditions significantly affecting demand for propane. We believe that the geographic diversity of our areas of operations helps to minimize our exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, we believe our residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by our customers, (ii) loss of customers to competing energy sources has been low, (iii) the tendency of our customers to remain with us due to the product being delivered pursuant to a regular delivery schedule and to our ownership of over 70% of the storage tanks utilized by our customers and (iv) our ability to offset customer losses through internal growth of our customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which we operate, however, can significantly affect the total volumes of propane we sell and the margins we realize and, consequently, our results of operations. We believe that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Transportation Assets, Truck Fabrication and Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of our operating company. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2003, we owned a fleet of approximately 30 tractors, 85 transports, 425 bobtail and rack trucks and 335 other service and pick-up trucks. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

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

Trademark and Tradenames

We use a variety of trademarks and tradenames which we own, including “Inergy” and “Inergy Services.” We believe that our strategy of retaining the names of the companies we acquire has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Our most significant tradenames are “Bradley Propane,” “Country Gas,” “Hancock Gas,” “Hoosier Propane,” “Independent Propane,” “McCracken,” “Pro Gas” and “United Propane.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies, primarily in the Midwest and Southeast. While our wholesale supply, marketing and distribution operations accounted for approximately 52% of total revenue, this business represented approximately 11% of our gross profit during the fiscal year ended September 30, 2003.

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

Supply

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2003, a majority of our sales volume was purchased pursuant to contracts that have a term of one year; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

No single supplier accounted for more than 10% of volume propane purchases during the past fiscal year. We believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices if supplies are interrupted from any of the sources without a material disruption of our operations.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to our approximately 200 storage facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

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

Employees

As of December 1, 2003, we had 1,025 full-time employees of which 65 were general and administrative and 960 were operational employees. Additionally, we employed 37 part-time employees, all of whom were operational employees. None of our employees is a member of a labor union. We believe that our relationship with our employees is satisfactory.

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

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the law in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a county or municipal level. Regarding the transportation of propane, ammonia and butane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. Management believes that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and the transportation of ammonia and butane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

Future developments, such as stricter environmental, health or safety laws and regulations could affect our operations. It is not anticipated that our compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on us. To the extent that any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that our results of operations will not be materially and adversely affected.

Item 2. Properties.

As of September 30, 2003, we owned 67 of our 131 customer service centers and leased the balance. We refer you to “Retail Operations” under Item 1 for more information concerning the location of our customer service centers. We lease our Kansas City, Missouri headquarters. We lease underground storage facilities with an aggregate capacity of approximately 56 million gallons of propane at ten locations under annual lease agreements. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our operations and customer retention. As of September 30, 2003, we owned the following:

•	approximately 370 bulk storage tanks at approximately 200 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 175,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 45,000 portable propane cylinders with typical capacities of up to 35 gallons.

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our borrowings are secured by liens and mortgages on our real and personal property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our company’s Common Units during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Unitholder Matters.

Since July 31, 2001 our company’s Common Units representing limited partner interests have been traded on Nasdaq’s national market under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the Common Units, as reported by Nasdaq, as well as the amount of cash distributions paid per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2003:
September 30, 2003	$37.10	$42.25	$0.770
June 30, 2003	31.31	40.00	0.750
March 31, 2003	28.31	32.87	0.730
December 31, 2002	27.46	29.45	0.715
Fiscal 2002:
September 30, 2002	$27.88	$30.75	$0.700
June 30, 2002	29.40	35.10	0.675
March 31, 2002	27.05	30.30	0.660
December 31, 2001	23.06	28.65	0.625

As of December 1, 2003, our company had issued and outstanding 5,522,411 Common Units, which were held of record by approximately 6,700 unitholders. In addition, as of that date our company had 3,567,626 Senior Subordinated Units representing limited partner interests and 572,542 Junior Subordinated Units representing limited partner interests. There is no established public trading market for our company’s subordinated units.

Our company makes quarterly distributions to its partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the managing general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business,

•	comply with applicable law, any of our debt instruments, or other agreements, or

•	provide funds for distributions to unitholders and to our non-managing general partner for any one or more of the next four quarters,

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

During the subordination period referred to below, our Common Units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.60 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on any Junior or Senior Subordinated Units. There is no guarantee that we will pay the minimum quarterly distribution on the Common Units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Description of Credit Facility” under Item 7 and Note 4 to our Consolidated Financial Statements. The subordination period generally will not end earlier than June 30, 2006 with respect to the Senior Subordinated Units and June 30, 2008 with respect to the Junior Subordinated Units.

On November 22, 2002, a shelf registration statement (File No. 333-101165) was declared effective by the SEC for the periodic sale by us of up to $300 million of Common Units, partnership securities and debt securities, or any combination thereof. In March 2003, we issued 805,000 Common Units pursuant to this registration statement. No other offerings of Common Units, partnership securities or debt securities under the shelf registration statement have been made since it was declared effective. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Sources of Capital” under Item 7.

During fiscal 2003, we made the following issuances of Common Units in reliance on one or more exemptions from registration under the Securities Act:

•	In June 2003, Inergy, L.P. issued 2,651 Common Units as a portion of the consideration for our acquisition of the assets from Phillips Propane, Inc. These Common Units were issued in reliance upon Section 4(2) of the Securities Act.

•	In July 2003, Inergy, L.P. issued 889,906 Common Units and 254,259 Senior Subordinated Units to United Propane, Inc. in conjunction with our acquisition of substantially all the propane assets of United Propane, Inc. These Common Units and Senior Subordinated Units were issued in reliance upon Section 4(2) of the Securities Act.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Sources of Capital” under Item 7.

The following table sets forth in tabular format, a summary of our company’s equity plan information as of September 30, 2003:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	538,532	$26.19	329,018
Equity compensation plans not approved by security holders	—	—	—

Total	538,532	$26.19	329,018

Item 6. Selected Financial Data.

The following table sets forth selected financial data and other operating data of Inergy, L.P., and our predecessor, Inergy Partners, LLC. The selected historical financial data of Inergy Partners, LLC as of and for the years ended September 30, 2000 and 1999 are derived from the audited financial statements of Inergy Partners, LLC. The selected historical financial data of Inergy, L.P. as of and for the years ended September 30, 2003, 2002 and 2001 are derived from the audited financial statements of Inergy Partners, LLC and Inergy, L.P. The historical financial data of Inergy Partners, LLC and Inergy, L.P. include the results of operations of the Hoosier Propane Group from January 1, 2001, the effective date of the acquisition, which closed on January 12, 2001, the results of operations of Pro Gas from November 1, 2001, the effective date of acquisition, the results of operations of Independent Propane Company from December 20, 2001, the effective date of the acquisition, and the results of operations of United Propane, Inc. from July 31, 2003, the effective date of the acquisition.

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

The data in the following tables should be read together with and are qualified in their entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. and Predecessor (a)
	Years Ended September 30,
	2003	2002	2001		2000	1999
	(in thousands except per unit data)
Statement of Operations Data:
Revenues(b)	$363,365	$208,700	$168,982		$63,512	$15,098
Cost of product sold(b)	266,094	134,242	128,425		51,553	9,641

Gross profit	97,271	74,458	40,557		11,959	5,457
Expenses:
Operating and administrative(c)	60,165	46,057	23,501		8,990	4,119
Depreciation and amortization	13,843	11,444	6,532		2,286	690

Operating income	23,263	16,957	10,524		683	648
Other income (expense):
Interest expense	(9,982)	(8,365)	(6,670)		(2,740)	(962)
Interest expense related to write-off of deferred financing costs	—	(585)	—		—	—
Gain (loss) on sale of property, plant and equipment	(91)	140	37		—	101
Finance charges	339	115	290		176	79
Other	86	140	168		59	5

Income (loss) before income taxes	13,615	8,402	4,349		(1,822)	(129)
Provision for income taxes	103	93	—		7	56

Net income (loss)	$13,512	$8,309	$4,349		$(1,829)	$(185)

Net income (loss) per limited partner unit:
Basic	$1.59	$1.22	$(0.40	)(d)

Diluted	$1.56	$1.20	$(0.40	)(d)

Weighted average limited partners’ units outstanding:
Basic	8,338	6,658	5,726	(d)

Diluted	8,471	6,760	5,726	(d)

Cash distributions per unit	$2.90	$2.36	—

Balance Sheet Data (end of period):
Current assets	$73,953	$70,016	$36,920	$22,199	$11,390
Total assets	362,393	288,232	155,653	68,924	38,896
Long-term debt, including current portion	131,127	124,462	54,132	34,927	22,337
Redeemable preferred members’ interest	—	—	—	10,896	—
Members’ equity	—	—	—	2,972	5,269
Partners’ capital	178,983	120,916	72,754	—	—

Other Financial Data:
EBITDA (e) (unaudited)	$37,440	$28,796	$17,551	$3,204	$1,523
Net cash provided by (used in) operating activities	34,428	7,779	4,659	(222)	(774)
Net cash used in investing activities	(34,488)	(94,017)	(64,025)	(12,464)	(13,130)
Net cash provided by financing activities	1,491	86,155	60,164	13,907	14,056
Maintenance capital expenditures(f) (unaudited)	1,039	1,556	1,901	283	156

Other Operating Data (unaudited):
Retail propane gallons sold	119,697	88,515	46,750	18,112	8,006
Wholesale propane gallons delivered	284,721	256,893	147,258	87,340	24,735

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$13,512	$8,309	$4,349	$(1,829)	$(185)
Plus:
Income taxes	103	93	—	7	56
Interest expense	9,982	8,365	6,670	2,740	962
Interest expense related to write-off of deferred financing costs	—	585
Depreciation and amortization expense	13,843	11,444	6,532	2,286	690

	37,440	28,796	17,551	3,204	1,523
Less:
Interest Income	—	—	—	—	—

EBITDA (e)	$37,440	$28,796	$17,551	$3,204	$1,523

( a )	Represents selected financial data of Inergy Partners, LLC. and subsidiaries prior to July 31, 2001 and Inergy, L.P. thereafter.
( b )	New accounting standards affecting the reporting of gains or losses on certain contracts related to our risk management activities became effective in the past year requiring such contracts to be reported on a net basis in the income statement. The adoption of the new standards required that we reduce both revenue and cost of product sold by $69.6 million, $54.2 million, $30.1 million, and $4.1 million for the years ended September 30, 2002, 2001, 2000, and 1999, respectively. This reclassification had no impact on gross profit, net income or EBITDA.
( c )	The historical financial statements include non-cash charges related to amortization of deferred compensation of $234,000, $79,000 and $78,000 for the years ended September 30, 2001, 2000 and 1999, respectively.
( d )	Amounts relate to the net loss incurred by Inergy, L.P. and the weighted average limited partners’ units outstanding for the period from July 31, 2001 (the closing date of our initial public offering) through September 30, 2001.
( e )	EBITDA is defined as income before taxes, plus interest expense and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with accounting principles generally accepted in the United States as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.
( f )	Maintenance capital expenditures are defined as those capital expenditures which do not increase operating capacity or revenues from existing levels.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a Delaware limited partnership formed to own and operate a rapidly growing retail and wholesale propane marketing and distribution business. For the fiscal year ended September 30, 2003, we sold approximately 119.7 million gallons of propane to retail customers and delivered approximately 284.7 million gallons of propane to wholesale customers. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation, supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies.

The results of operations discussed below are those of Inergy, L.P. on and after July 31, 2001, the closing date of our initial public offering, and of our predecessor, Inergy Partners, LLC prior to July 31, 2001. Audited financial statements for Inergy, L.P. and Inergy Partners, LLC are included elsewhere in this Form 10-K.

Since the inception of our predecessor in November 1996 through September 30, 2003, we have acquired 25 propane companies for an aggregate purchase price of approximately $309 million, including working capital, assumed liabilities and acquisition costs.

The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March. We generally experience net losses in the six-month, off season of April through September.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated by taking the number of days with a difference between 65 degrees and the average temperature of the day (if less than 65 degrees).

In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for such period to the average number of heating degree days for a longer time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss “normal”

weather in our results of operations presented below we are referring to a 30-year average consisting of the years 1973 through 2002. We then calculate weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis and then on a partnership-wide basis.

The propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. Retail sales generate significantly higher margins than wholesale sales and sales to residential customers generally generate higher margins than sales to our other retail customers.

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

Results of Operations

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Volume. During fiscal 2003, Inergy, L.P. sold 119.7 million retail gallons of propane, an increase of 31.2 million gallons, or 35%, from the 88.5 million retail gallons sold in fiscal 2002. The increase in retail sales volume was principally due to the November 2001 acquisition of Pro Gas, the December 2001 acquisition of Independent Propane Company, the October 2002 acquisition of Hancock Gas, and the July 2003 acquisition of United Propane. In addition, the weather was approximately 18% colder in fiscal 2003 as compared to fiscal 2002 in our retail areas of operations, and approximately 6% colder than normal.

Wholesale gallons delivered increased 27.8 million gallons, or 11%, to 284.7 million gallons in fiscal 2003 from 256.9 million gallons in fiscal 2002. This increase was primarily attributable to growth of our existing wholesale operations and partially due to the colder weather in 2003 in our wholesale areas of operations.

Revenues. Revenues in fiscal 2003 were $363.4 million, an increase of $154.7 million, or 74%, from $208.7 million of revenues in fiscal 2002.

Revenues from retail sales were $173.1 million in fiscal 2003 (after elimination of sales to our wholesale operations), an increase of $61.4 million, or 55%, from $111.7 million in fiscal 2002. This increase was primarily attributable to acquisition-related volume, higher selling prices of propane due to the higher cost of propane and volume increases at our existing locations primarily as a result of colder weather in fiscal 2003. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

Revenues from wholesale sales were $190.3 million (after elimination of sales to our retail operations) in fiscal 2003, an increase of $ 93.3 million or 96%, from $97.0 million in fiscal 2002. This increase was primarily attributable to colder weather in 2003, thus higher wholesale volumes, and an increase in selling prices as a result of the higher cost of propane.

Cost of Product Sold. Retail cost of product sold in fiscal 2003 was $86.1 million, an increase of $43.8 million or 103%, from retail cost of product sold of $42.3 million in fiscal 2002. Wholesale cost of product sold in fiscal 2003 was $180.0 million, an increase of $88.1 million or 96%, from wholesale cost of product sold of $91.9 million in 2002. These increases were primarily attributable to an increase in the average cost of propane, retail acquisition related volume and higher wholesale volume.

Gross Profit. Retail gross profit was $87.0 million in fiscal 2003 compared to $69.4 million in fiscal 2002, an increase of $17.6 million, or 25%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions and from existing locations due to the colder weather, partially offset by lower margins per gallon. Wholesale gross profit was $10.3 million (after elimination of gross profit attributable to our retail operations) in fiscal 2003 compared to $5.1 million in fiscal 2002, an increase of $5.2 million or 102%. This increase was attributable to an increase in wholesale volume primarily due to the colder weather.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.1 million, or 31%, to $60.2 million in fiscal 2003 as compared to $46.1 million in fiscal 2002. This increase resulted primarily from acquisitions, including an increase in personnel, transportation, and facility costs associated with the growth of our company.

Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 21%, to $13.8 million in fiscal 2003 from $11.4 million in fiscal 2002 primarily as a result of retail acquisitions.

Interest Expense. Interest expense increased $1.0 million, or 12%, to $10.0 million in fiscal 2003 as compared to $9.0 million, including interest expense related to write-off of deferred financing costs of $0.6 million, in fiscal 2002. This increase is the result of the higher interest rates associated with the senior secured notes issued in June 2002 and higher average borrowings outstanding during fiscal 2003 as compared to fiscal 2002 principally related to acquisition financing.

Net Income. Net income increased $5.2 million, or 63%, to $13.5 million in fiscal 2003 from $8.3 million in fiscal 2002. This increase in net income was attributable to the increase in retail and wholesale gross profit, partially offset by increases in operating expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. In fiscal 2003, income before interest, taxes, depreciation and amortization was $37.4 million compared to $28.8 million in fiscal 2002. The increase was primarily attributable to increased sales volumes partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus interest expense and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Year Ended September 30,
EBITDA (in thousands)	2003	2002
EBITDA:
Net income	$13,512	$8,309
Interest expense	9,982	8,365
Interest expense related to write-off of deferred financing costs	—	585
Provision for income taxes	103	93
Depreciation and amortization	13,843	11,444

EBITDA	$37,440	$28,796

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

Wholesale gallons delivered increased 109.6 million gallons, or 74%, to 256.9 million gallons in fiscal 2002 from 147.3 million gallons in fiscal 2001. This increase was primarily attributable to the growth of our existing wholesale operations, partially offset by a decrease due to the warmer weather in 2002 in our wholesale areas of operations.

Revenues. Revenues in fiscal 2002 were $208.7 million, an increase of $39.7 million, or 23%, from $169.0 million of revenues in fiscal 2001.

Revenues from retail sales were $111.7 million in fiscal 2002 (after elimination of sales to our wholesale operations), an increase of $40.4 million, or 57%, from $71.3 million in fiscal 2001. This increase was primarily attributable to acquisition related volume, partially offset by lower selling prices of propane due to the lower cost of propane and volume decreases at our existing locations as a result of warmer weather in fiscal 2002. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service.

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

Cost of Product Sold. Retail cost of product sold in fiscal 2002 was $42.3 million, an increase of $5.6 million or 15%, from retail cost of product sold of $36.7 million in fiscal 2001. This increase was primarily attributable to retail acquisition related volume, offset by a decrease in the average cost of propane. Wholesale cost of product sold in fiscal 2002 was $91.9 million, an increase of $0.2 million from wholesale cost of product sold of $91.7 million in fiscal 2001.

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

Interest Expense. Interest expense increased $2.3 million, or 34%, to $9.0 million in fiscal 2002 as compared to $6.7 million in fiscal 2001. This increase is the result of higher average borrowings outstanding during fiscal 2002 as compared to fiscal 2001 and a one-time charge of $0.6 million that was recorded in 2002 as a result of the write-off of deferred financing costs associated with the Independent Propane Company term note that was repaid with proceeds of a private placement of senior secured notes. These increases were partially offset by lower interest rates in fiscal 2002 associated with our credit agreement.

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

	Year Ended September 30,
EBITDA (in thousands)	2002	2001
EBITDA:
Net income	$8,309	$4,349
Interest expense	8,365	6,670
Interest expense related to write-off of deferred financing costs	585	—
Provision for income taxes	93	—
Depreciation and amortization	11,444	6,532

EBITDA	$28,796	$17,551

Liquidity and Sources of Capital

In March 2003, Inergy, L.P. issued 805,000 Common Units in a public offering, resulting in proceeds of $23.3 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under our credit agreement.

In June 2003, Inergy, L.P. issued 2,651 Common Units in conjunction with the acquisition of Phillips Propane, Inc. Inergy Partners, LLC contributed $2,000 in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In July 2003, Inergy, L.P. issued 889,906 Common Units and 254,259 Senior Subordinated Units to United Propane, Inc. in conjunction with the acquisition of substantially all the propane assets of United Propane, Inc. Inergy Partners, LLC contributed $0.9 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

Cash flows provided by operating activities of $34.4 million in fiscal 2003 consisted primarily of: net income of $13.5 million; net non-cash charges of $16.2 million, principally related to depreciation and amortization of $13.8 million and $1.5 million related to the amortization of deferred financing costs; and $4.7 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash provided by the changes in operating assets and liabilities is primarily due to a decrease in propane inventory resulting from our decision to reduce physical position in our wholesale operations due to higher propane costs, and an increase in accounts payable due primarily to acquisition related growth. These changes were partially offset by the effects of working capital used by the reduction in price risk management liabilities, consistent with the reduction in wholesale propane inventories, and an increase in accounts receivable related to the growth of our retail and wholesale operations. Cash flows provided by operating activities of $7.8 million in fiscal 2002 consisted primarily of: net income of $8.3 million; net non-cash charges of $13.6 million, principally related to depreciation and amortization of $11.4 million and $1.8 million related to the amortization and write-off of deferred financing costs; and uses of cash of $14.1 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The use of cash associated with the changes in operating assets and liabilities is primarily due to an increase in propane inventory attributable to our retail and wholesale growth partially offset by the effects of working capital provided by the increase in price risk management liabilities related to the effect of rising propane prices on our company’s forward sales and purchases contracts, which are marked to market.

Cash used in investing activities was $34.5 million in fiscal 2003 as compared to $94.0 million in fiscal 2002. Fiscal 2003 investing activities included a use of cash of $25.9 million, net of cash acquired, for the acquisition of twelve retail propane companies. During fiscal 2002, $74.8 million was used for the acquisition of Independent Propane Company and $10.0 million for the acquisition of Pro Gas. Additionally, in fiscal 2003 and fiscal 2002, we expended $6.2 million and $6.4 million, respectively, for additions of property and equipment to accommodate our growing operations. Deferred financing costs of $3.0 million and $3.7 million were incurred in fiscal 2003 and 2002, respectively, related to debt incurred to complete the acquisitions.

Cash provided by financing activities was $1.5 million in fiscal 2003 and $86.2 million in fiscal 2002. Cash provided by financing activities in fiscal 2003 and fiscal 2002 included net borrowings of $1.9 million and $66.0 million, respectively, under debt agreements, including borrowings and repayments in conjunction with the June 2002 issuance of senior secured notes and borrowings and repayments of our revolving working capital facility. In addition, net proceeds were received from the issuance of Common Units of $23.3 million and $35.4 million in fiscal 2003 and 2002, respectively. Offsetting these cash sources were $25.2 million and $16.2 million of distributions in fiscal 2003 and fiscal 2002, respectively.

At September 30, 2003 and 2002, we had goodwill of $64.5 million and $46.1 million, representing approximately 18% and 16% of total assets, respectively. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

The following table summarizes our company’s long-term debt and operating lease obligations as of September 30, 2003, in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$131,127	$12,449	$30,737	$61,894	$26,047

Future minimum lease payments under noncancelable operating leases	12,919	3,285	5,144	3,932	558

Standby letters of credit	4,060	4,060	—	—	—

As of September 30, 2003, total propane contracts had an outstanding net fair value of $3.1 million, as compared to total propane contracts outstanding with a net fair value (liability) at September 30, 2002 of $(4.7 million). The net change of $7.8 million includes a net increase in fair value of $3.3 million from contracts settled during the 2003 fiscal year period, and a net increase of $4.5 million from other changes in fair value related to net unrealized gains on contracts still outstanding at the end of fiscal 2003. Of the outstanding fair value as of September 30, 2003, contracts with a maturity of less than one year totaled $3.1 million, and contracts maturing between one and two years totaled less than $0.1 million.

On November 22, 2002, shelf registration statement (File No. 101165) was declared effective by the Securities and Exchange Commission for the periodic sale by us of up to $300 million of Common Units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In March 2003, we issued 805,000 Common Units, resulting in proceeds of $23.3 million net of underwriter’s discount, commission, and offering expenses. Our non-managing general partner contributed $0.5 million in cash to our company in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. No offerings of partnership securities or debt securities under the shelf registration statement have been made since it was declared effective.

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

Description of Credit Facility

Effective July 30, 2003, Inergy, L.P. executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $50 million revolving working capital facility and a $150 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is guaranteed by Inergy, L.P. and its subsidiary. The July 2003 amendment has similar interest terms to the previous credit agreement amended in December 2001, and accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of between 3.11% and 4.00% at September 30, 2003. At September 30, 2003, borrowings outstanding under the credit facility were $41.0 million, including $15.5 million under the revolving working capital facility. Of the outstanding credit facility balance of $41.0 million, $29.5 million is classified as long-term in the accompanying 2003 consolidated balance sheet. At December 1, 2003, the borrowings outstanding under the credit facility were $73.7 million, including $33.0 million under the revolving working capital facility.

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

Inergy Propane is required to use 100% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business) to reduce borrowings under the credit facility during any fiscal year in which unapplied net cash proceeds are in excess of $5 million. Any such mandatory prepayments are applied first to reduce borrowings under the acquisition facility and then under the working capital facility.

In addition, the credit facility contains various covenants limiting the ability of Inergy Propane and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt, including the senior secured notes which are secured on a pari passu basis);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	issue or modify the terms of any equity or other securities,

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the credit agreement;

•	permit operating lease obligations to exceed $7.5 million in any fiscal year;

•	enter into any debt which contains covenants more restrictive than those of the credit facility;

•	enter into put agreements granting put rights with respect to equity interests of Inergy Propane or its subsidiaries; and

•	modify their respective organizational documents.

In addition, Inergy, L.P. is prohibited from incurring indebtedness except its guarantee of the credit facility.

Furthermore, the credit facility contains the following financial covenants:

•	the ratio of consolidated EBITDA (as defined in the credit facility) to consolidated interest expense (as defined in the credit facility) must be at least 2.5 to 1.0 for any fiscal quarter; and

•	the ratio of total funded debt (as defined in the credit facility) to consolidated EBITDA may not exceed 4.75 to 1.0.

Each of the following is an event of default under the credit facility:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the credit facility or ancillary agreements;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy Propane, its subsidiaries or Inergy, L.P.;

•	impairment of the enforceability or the validity of agreements relating to the credit facility;

•	judgments exceeding $2.5 million against Inergy Propane, its subsidiaries or Inergy, L.P. are undischarged or unstayed for 30 days;

•	certain change of control events; and

•	a condition or event occurs that could have a material adverse effect in the reasonable judgment of two-thirds of the credit facility lenders.

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

The senior secured notes are guaranteed by our operating company’s subsidiaries, IPCH Acquisition Corp., an affiliate of our managing partner, and us. See “Certain Relationships and Related Transactions” under Item 13. The IPCH Acquisition Corp. guaranty is limited to $35.0 million.

The senior secured notes are redeemable, at our operating company’s option, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the note purchase agreement.

Recent Accounting Pronouncements

The June 2002 consensus reached on EITF No. 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, we have reclassified all settled transactions that meet the definition of trading activities in the income statement to conform to the new presentation required under EITF No. 02-3. We had previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amounts for the fiscal years ended September 30, 2002 and 2001 were $69.6 million and $54.2 million, respectively. This required reclassification has no impact on previously reported gross profit, net income (loss) or cash provided by operating activities. Inergy physically delivered approximately 171.2 million and 91.4 million gallons related to transactions considered trading activities as defined by EITF No. 02-3 for the fiscal years ended September 30, 2002 and 2001, respectively.

In October 2002, the EITF reached a consensus in EITF No. 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities by many companies, including ours. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under Statement of Financial Accounting Standards (“SFAS”) No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. Beginning in the first quarter of fiscal 2003, we have elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 was for fiscal periods beginning after December 15, 2002. The effect of the rescission of EITF No. 98-10 did not have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 became effective for us on October 1, 2003 for variable interest entities created prior to February 1, 2003. Our company does not expect the adoption of Interpretation No. 46 to have a material impact on its consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for the fiscal year ending September 30, 2004. Our company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

Critical Accounting Policies

Accounting for Price Risk Management. Our company, through its wholesale operations, sells propane to various propane users, retailers, resellers, petrochemical companies, refinery and gas processors and a number of other natural gas liquids (NGL) marketing and distribution companies and offers price risk management services to these customers as part of its marketing and distribution operations. Our wholesale operations also sells propane and offers certain price risk management services as part of our energy trading activities. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, as discussed below. Our overall objective for entering into such derivative financial instruments is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of inventories.

SFAS No. 133 requires recognition of all derivative and hedging instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. As of September 30, 2003, certain of our commodity derivative financial instruments have been designated as hedges of inventory position, as defined in SFAS No. 133, both the derivative and related inventory is marked to market. The gain or loss associated with other derivatives has been recognized in earnings.

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

In October 2002, the EITF reached a consensus in EITF No. 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, we have elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market effective January 1, 2003.

The effective date for the full rescission of EITF No. 98-10 was for quarterly periods beginning after December 15, 2002. The effect of the rescission of EITF No. 98-10 did not have a material impact on Inergy’s financial position or results of operations.

Revenue Recognition. Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Impairment of Long-Lived Assets. In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. SFAS No. 142 was required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not previously been issued.

We adopted SFAS No. 142 on October 1, 2001 and accordingly discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, we completed the valuation of each of our operating segments and determined no impairment existed as of September 30, 2003.

SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on our financial position, results of operations and cash flows.

Self Insurance. We are insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product and vehicle liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•	statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow though acquisitions; our belief that we will have adequate propane supply to support our retail operations; and our belief that our diversification of suppliers will enable us to meet supply needs, and

•	statements preceded by, followed by or that contain forward-looking terminology including the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

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

We have described under “Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speaks only as of the date it was made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2003, we had floating rate obligations totaling approximately $41.0 million for amounts borrowed under our credit agreement and an additional $35.0 million of floating rate obligations as a result of interest rate swap agreements executed in 2002 as discussed below. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Our operating company has five interest rate swap agreements designed to hedge $35.0 million of our fixed rate senior secured notes, in order to manage interest rate risk exposure and attempt to reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparties to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates to the counterparties based on an annual interest rate equal to the 3 month LIBOR interest rate plus an average spread of approximately 5.00% applied to the same notional amount of $35.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2003, we recognized the approximate $1.3 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets.

The swap agreements have been recognized as fair value hedges. If the floating rate were to increase by 100 basis points from September 2003 levels, our combined interest expense would increase by a total of approximately $0.8 million per year.

Propane Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2003 and 2002 were propane retailers, resellers and consumers and energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of September 30, 2003 and 2002 include fixed price payor for 3.0 million and 3.7 million barrels of propane, respectively, and fixed price receiver for 4.8 million and 5.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of September 30, 2003 and 2002 was assets of $8.9 million and $9.7 million related to propane, respectively, and liabilities of $5.8 million and $14.4 million related to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments. The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2003, 2002 and 2001 of $1.7 million, $(2.0) million and $2.2 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

The following table summarizes the change in the unrealized fair value of our propane contracts related to our risk management activities for the years ended September 30, 2003 and 2002 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2003	Year Ended September 30, 2002
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(4,653)	$4,574
Other unrealized gains and (losses) recognized	4,479	(4,040)
Less: realized gains and (losses) recognized	3,278	(5,187)

Net unrealized gains and (losses) in fair value of contracts outstanding at September 30, 2003 and 2002	$3,104	$(4,653)

Of the outstanding unrealized gain (loss) as of September 30, 2003 and 2002, contracts with a maturity of less than one year totaled $3.1 million and $(4.6) million, respectively. Contracts maturing in excess of one year totaled less than $0.1 million and $(0.1) million, respectively.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.2 million change in the market value of the contracts as there were approximately 3.3 million gallons of net unbalanced positions at September 30, 2003.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent auditors included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our Managing General Partner Manages Inergy, L.P.

Inergy GP, LLC, our managing general partner, manages our operations and activities. Our managing general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our managing general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partners and their affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the managing general partner is also subject to the approval of a successor managing general partner by the vote of the holders of a majority of the outstanding Common Units and subordinated units, voting as separate classes. Unitholders do not directly or indirectly participate in our management or operation. Our managing general partner owes a fiduciary duty to the unitholders. Our managing general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Whenever possible, our managing general partner intends to incur indebtedness or other obligations that are nonrecourse.

Our managing general partner may appoint two independent directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the Nasdaq stock market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our managing general partner of any duties it may owe us or our unitholders. Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC as well as the compensation plans described below. The members of the compensation committee are Warren H. Gfeller and David J. Schulte. In addition, three members of the board of directors serve on an audit committee. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the outside auditors; and (c) the disclosure controls and procedures established by management. The members of the audit committee must meet the independence standards established by the Nasdaq national market. The members of the audit committee are Warren H. Gfeller, Arthur B. Krause and David J. Schulte. The board of directors of our managing general partner has determined that Mr. Gfeller is an audit committee financial expert. We believe that he is independent of management.

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our officers and are subject to the oversight of the directors of our managing general partner. The board of directors of our managing general partner is presently composed of six directors.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our managing general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with the Managing General Partner
John J. Sherman	48	President, Chief Executive Officer and Director

Phillip L. Elbert	45	Executive Vice President—Operations and Director

David G. Dehaemers	43	Executive Vice President—Corporate Development

R. Brooks Sherman Jr.	38	Senior Vice President and Chief Financial Officer

Dean E. Watson	45	Senior Vice President—Wholesale, Supply Logistics & Transportation

Carl A. Hughes	49	Vice President—Business Development

Laura L. Ozenberger	45	Vice President—General Counsel & Secretary

Warren H. Gfeller	51	Director

Arthur B. Krause	62	Director

David J. Schulte	42	Director

Robert A. Pascal	69	Director

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

David G. Dehaemers. Mr. Dehaemers has served as Executive Vice President – Corporate Development since November 2003. Prior to joining Inergy, Mr. Dehaemers served as the Vice President-Corporate Development of Kinder Morgan G.P., Inc. (the general partner of Kinder Morgan Energy Partners, L.P.) and Kinder Morgan, Inc. from 2000 until 2003. He served as Vice President and Chief Financial Officer of Kinder Morgan, Inc. from 1999 until 2000. He served as Vice President, Chief Financial Officer and Treasurer of Kinder Morgan G.P., Inc. from 1997 until 2000.

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

Dean E. Watson. Mr. Watson has served as Senior Vice President of Wholesale, Supply Logistics & Transportation of our managing general partner since September 2002. From 1999 to 2002 he served as President and CEO of Texas Encore Materials. From 1982 to 1999, Mr. Watson worked for Koch Industries. While at Koch, Mr. Watson served in a variety of roles, including President and CEO of Koch Agriculture from 1995 to 1999, President of Koch Nitrogen Company from 1992 to 1995 and Vice President of Koch Carbon, Inc. from 1988 to 1990.

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

Laura L. Ozenberger. Ms. Ozenberger has served as Vice President - General Counsel & Secretary since February 2003. From 1990 to 2003, Ms Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments, including Assistant Corporate Secretary from 1996 through 2003. Prior to 1996, Ms. Ozenberger was in a private legal practice.

Warren H. Gfeller. Mr. Gfeller has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors since January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. He also serves as a director of Zapata Corporation.

Arthur B. Krause. Mr. Krause has been a member of our managing general partner’s board of directors since May 2003. Mr. Krause retired from Sprint Corporation in 2002, where he served as Executive Vice President and Chief Financial Officer from 1988 to 2002. He was President of United Telephone-Eastern Group from 1986 to 1988. From 1980 to 1986, he was Senior Vice President of United Telephone System. He also serves as a director of Westar Energy and Callnet Enterprises, Inc.

David J. Schulte. Mr. Schulte has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors from January 2001 until July 2001. He has been a managing director of private equity firm Kansas City Equity Partners since 1994. Prior to joining Kansas City Equity Partners, Mr. Schulte was an investment banker from 1989 to 1994. He also serves as a director of Elecsys Corp.

Robert A. Pascal. Mr. Pascal joined our managing general partner’s board of directors in July 2003, upon our acquisition of the assets of United Propane, Inc. As the owner and Chief Executive Officer of United Propane, he has 40 years of industry experience.

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

To our company’s knowledge, based solely on review of the copies of such reports furnished to our company and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders were complied with, except that William C. Gautreaux and Carl A. Hughes each were late in filing one statement of changes in beneficial ownership on Form 4, resulting in one purchase transaction not being reported on a timely basis for each of them. In addition, John J. Sherman was late in filing two statements of changes in beneficial ownership on Form 4, resulting in a total of two purchase transactions not being reported on a timely basis. Mr. Sherman’s late filings were the result of transactions with respect to Junior and Senior Subordinated Units.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. This code of ethics may be found on our website at www.inergypropane.com.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the periods indicated, the compensation paid or accrued (by Inergy, L.P., its predecessor and our managing general partner) to the chief executive officer of our managing general partner and five other executive officers for services rendered to Inergy, L.P. and its subsidiaries. In this report, we refer to these six individuals as the “named executive officers.”

Summary Compensation Table

		Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (1)		Bonus		Other Annual Compen- sation (2)		Securities Underlying Options	All Other Compen- sation (3)
John. J. Sherman President and Chief Executive Officer	2003 2002 2001	$ $ $	250,000 250,000 175,000	$ $ $	150,000 150,000 200,000	$ $ $	— — —	— — —	$ $ $	— — —
Phillip L. Elbert Executive Vice President Operations	2003 2002 2001	$ $ $	200,000 200,000 115,160	$ $ $	100,000 100,000 112,500	$ $ $	— — —	— — 55,500	$ $ $	— — —
R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	170,000 143,750 98,958	$ $ $	100,000 75,000 158,333	$ $ $	— — —	— 10,000 27,750	$ $ $	— — 63,275

		Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (1)		Bonus		Other Annual Compen- sation (2)		Securities Underlying Options	All Other Compen- sation (3)
Dean E. Watson Senior Vice President- Wholesale, Supply, Logistics & Transportation	2003 2002 2001	$ $ $	180,000 15,000 —	$ $ $	90,000 — —	$ $ $	— — —	— 37,500 —	$ $ $	— — —
William C. Gautreaux Vice President-Supply	2003 2002 2001	$ $ $	135,000 135,000 108,542	$ $ $	100,000 100,000 244,000	$ $ $	— — —	— — 27,750	$ $ $	— — —
Carl A. Hughes Vice President- Business Development	2003 2002 2001	$ $ $	125,000 125,000 97,917	$ $ $	75,000 125,000 228,320	$ $ $	— — —	— — 38,850	$ $ $	— — —

(1)	Salaries for Mr. Phil Elbert and Mr. Brooks Sherman in fiscal 2001 represent the pro rata portion of their annual salaries from the dates of the beginning of their employment with us on January 12, 2001 and December 3, 2000, respectively. Salary for Mr. Dean Watson in fiscal 2002 represents the pro rata portion of his annual salary from the date of his employment with us on September 2, 2002.
(2)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3)	“ All Other Compensation” for Mr. R. Brooks Sherman, Jr. in fiscal 2001 represents reimbursement of relocation expenses.

There were no grants of unit options to a named executive officer during fiscal 2003.

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held as of September 30, 2003.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2003 Option Values

Name	Units Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2003		Value of Unexercised In-the-Money Options at September 30, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	—	—
Phillip L. Elbert	—	—	—	55,500	—	$1,065,600
R. Brooks Sherman, Jr.	—	—	—	37,750	—	$650,400
Dean E. Watson	—	—	—	37,500	—	$446,250
William C. Gautreaux	—	—	—	27,750	—	$532,800
Carl A. Hughes	—	—	—	38,850	—	$745,920

(1)	Based on the $41.20 per unit fair market value of our company’s Common Units on September 30, 2003, the last trading day of fiscal 2003, less the option exercise price.

Employment Agreements

The following named executive officers have entered into employment agreements with our company:

•	John J. Sherman, President and Chief Executive Officer;

•	Phillip L. Elbert, Executive Vice President—Operations;

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Dean E. Watson, Senior Vice President—Wholesale, Supply & Transportation;

•	William C. Gautreaux, Vice President—Supply

•	Carl A. Hughes, Vice President—Business Development.

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of three or five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$250,000
• Phillip L. Elbert	$200,000
• R. Brooks Sherman, Jr	$170,000
• Dean E. Watson	$180,000
• William C. Gautreaux	$135,000
• Carl A. Hughes	$125,000

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

Some of the employment agreements provide for additional bonuses conditioned upon the conversion of subordinated units into Common Units. Messrs. Gautreaux and Hughes will be entitled to bonuses in the amount of $300,000 and $400,000, respectively, at the end of the subordination period for the Junior Subordinated Units. Messrs. Brooks Sherman and Elbert will be entitled to bonuses in the amounts of $200,000 and $500,000, respectively, payable upon, and in the same proportion as the conversion of Senior and Junior Subordinated Units into Common Units. Mr. Watson will be entitled to a bonus in the amount of $400,000 payable upon Inergy paying four consecutive quarterly distributions to all unitholders in an amount equal to at least $0.90 per quarter. Finally, Mr. John Sherman may receive performance bonuses at the discretion of the board of directors and will be entitled to a bonus in the amount of $625,000 at the end of the subordination period for the Junior Subordinated Units. The subordination period generally will not end earlier than June 30, 2006 with respect to the Senior Subordinated Units and June 30, 2008 with respect to the Junior Subordinated Units.

Unless waived by the managing general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, (ii) the performance bonus based on target distributable cash flow, or (iii) the bonus tied to the expiration of the subordination period for the Junior Subordinated Units or meeting certain quarterly distribution amounts, the individual must have been continuously employed by the managing general partner or one of our affiliates from the date of his employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner.

With respect to Mr. John Sherman, Mr. Elbert, Mr. Brooks Sherman, Mr. Watson, Mr. Gautreaux and Mr. Hughes, in the event that the operating company terminates such person’s employment without cause, the operating company will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

In addition to their employment agreements, Mr. Elbert and Mr. Brooks Sherman each has entered into an option contract with Inergy Holdings under which Inergy Holdings has granted them the right and option to invest in Inergy Holdings. Mr. Elbert has the right to exercise an option for a percentage interest in Inergy Holdings equal to 7.6%, subject to adjustment. Mr. Sherman has the right to exercise an option for a percentage interest in Inergy Holdings equal to 3.6%, subject to adjustment.

Pursuant to the partnership agreement, we will reimburse Inergy Holdings or its affiliates for all expenses of the employment of these individuals related to our activities.

Long-Term Incentive Plan

Our managing general partner sponsors the Inergy Long-Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The summary of the long-term incentive plan contained herein does not purport to be complete but outlines its material provisions. The long-term incentive plan currently permits the grant of awards covering an aggregate of 867,550 Common Units which are granted in the form of unit options and/or restricted units; however not more than 282,500 restricted units may be granted under the plan. Through December 1, 2003, we have granted an aggregate of 538,532 unit options pursuant to the Inergy Long-Term Incentive Plan. We have not granted any restricted units pursuant to the Long-Term Incentive Plan. The plan is administered by the compensation committee of the managing general partner’s board of directors.

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

Unit Options. The long-term incentive plan currently permits, and our managing general partner has made, grants of options covering Common Units. Pursuant to the plan, the compensation committee determines which employees and directors shall be granted options and the number of units that will be granted to such individual. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee; provided, however, unit options will not vest before the conversion of any Senior Subordinated Units and will only vest upon, and in the same proportion as, the conversion of Senior Subordinated Units into Common Units. In addition, under most unit option grants, the unit options will become exercisable upon a change of control of the managing general partner or us. Generally, unit options will expire after 10 years.

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

Unit Purchase Plan

Our managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase Common Units in market transactions from us, our general partners or any other person. All purchases made have been in market transactions, although our plan allows us to issue additional units. We have reserved 50,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of Common Units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in our Common Units. Units purchased through the unit purchase plan for the fiscal years ended September 30, 2003 and 2002 were 5,138 units and 1,640 units, respectively. No units were purchased through the plan prior to fiscal year 2002.

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

Compensation of Directors

Officers of our managing general partner who also serve as directors will not receive additional compensation. In connection with our initial public offering, Mr. Gfeller and Mr. Schulte each received an option under our long term incentive plan for 22,200 Common Units at an exercise price equal to the initial public offering price. Upon joining the board of directors, Mr. Krause received an option under our long-term incentive plan for 20,000 Common Units at an exercise price equal to the closing trading price on the Nasdaq national market of our Common Units on the granting date. In addition, each director receives cash compensation of $18,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $500 per compensation or audit committee meeting attended and $1,000 per conflicts committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of our managing general partner oversees the compensation of our executive officers. Warren H. Gfeller and David J. Schulte serve as the members of the Compensation Committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of December 1, 2003 regarding the beneficial ownership of our company’s units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Senior Subordinated Units Beneficially Owned	Percentage of Senior Subordinated Units Beneficially Owned	Junior Subordinated Units Beneficially Owned	Percentage of Junior Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned (10)
Inergy Holdings, LLC (2)	404,601	7.3%	922,761	25.9%	487,962	85.2%	20.4%
United Propane, Inc. (3) 28 Floral Avenue Key West, FL 33040	889,906	16.1%	254,259	7.1%		0.0%	11.6%
Country Partners, Inc. (4) 4010 Highway 14 Crystal Lake, IL 60014	—	—	409,091	11.5%	—	—	4.1%
KCEP Ventures II, L.P. (5) 253 West 47th Street Kansas City, MO 64112	—	—	395,454	11.1%	—	—	4.0%
Hoosier Propane Group (6) P.O. Box 9 Kendallville, IN 46755	—	—	336,456	9.4%	—	—	3.4%
Rocky Mountain Mezzanine Fund (7) 1125 17th Street Suite 2260 Denver, CO 80202	—	—	241,818	6.8%	—	—	2.5%
John J. Sherman (8)	405,182	7.3%	922,761	25.9%	487,962	85.2%	20.4%
Phillip L. Elbert (6)	9,000	*	—	—	—	—	*
R. Brooks Sherman Jr.	1,275	*	—	—	—	—	*
Dean E. Watson	202	*	—	—	—	—	*
William C. Gautreaux	14,790	*	—	—	—	—	*
Carl A. Hughes	313	*	—	—	—	—	*
Warren H. Gfeller (9)	—	—	6,364	*	—	—	*
Arthur B. Krause	—	—	—	—	—	—	—
Robert A. Pascal (3)	889,906	16.1%	254,259	7.1%	—	—	11.6%
David J. Schulte (5)	1,000	*	395,454	11.1%	—	—	4.0%

All directors and executive officers as a group (11 persons)	1,306,905	23.7%	1,578,838	44.3%	487,962	85.2%	36.2%

*	less than 1%
(1)	Unless otherwise indicated, the address of each person listed above is: Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112. All persons listed have sole voting power and investment power with respect to their units unless otherwise indicated.
(2)	The Senior and Junior Subordinated Units indicated as beneficially owned by Inergy Holdings are held by New Inergy Propane, LLC, a wholly-owned subsidiary of Inergy Partners, LLC and an indirect subsidiary of Inergy Holdings. Of the Common Units indicated as beneficially owned by Inergy Holdings, 10,000 units are held by Inergy Partners, LLC and 394,601 units are held by IPCH Acquisition Corp. a wholly-owned subsidiary of Inergy Holdings.
(3)	United Propane, Inc. owns 889,906 Common Units and 254,259 Senior Subordinated Units. Mr. Pascal in his capacity as the sole shareholder of United Propane may be deemed to beneficially own these units.
(4)	Country Partners, Inc. (formerly Country Gas Company, Inc.) is controlled by Arlene Peterson and the estate of Leonard Peterson.

(5)	KCEP Ventures II, LP (“KCEP II”) owns 395,454 Senior Subordinated Units. KCEP II is a Missouri limited partnership. Mr. Schulte in his capacity as a managing director of KCEP II may be deemed to beneficially own these units. Mr. Schulte disclaims beneficial ownership of these units.
(6)	The Hoosier Propane Group consisted of Domex, Inc., Investors, Inc. and L&L Leasing, Inc., each of which was merged into DIL, Inc. (collectively, the “Hoosier Entities”). Each of Jerry Boman, Glen Cook and Wayne Cook own 31.8% of the Hoosier Entities. Mr. Elbert, one of our executive officers and directors, holds the remaining ownership interest in the Hoosier Entities. He disclaims beneficial ownership of the units held by the Hoosier Entities.
(7)	Edward C. Brown in his capacity as managing partner of Rocky Mountain Capital Partners, LLP, the general partner of Rocky Mountain Mezzanine Fund, may be deemed to beneficially own these units. Mr. Brown disclaims beneficial ownership of the units held by Rocky Mountain Mezzanine Fund.
(8)	Mr. Sherman holds an ownership interest in and has voting control of Inergy Holdings, as indicated in the following table, and therefore may be deemed to beneficially own the units held by Inergy Holdings.
(9)	Mr. Gfeller in his capacity as managing member of Clayton-Hamilton, LLC may be deemed to beneficially own 6,364 units held by Clayton-Hamilton.
(10)	The percentage of total units beneficially owned includes the 2% implied units of the non-managing general partner.

The following table shows the beneficial ownership as of December 1, 2003 of Inergy Holdings, LLC of the directors and named executive officers of the managing general partner. As reflected above, Inergy Holdings owns our managing general partner, non-managing general partner, the incentive distribution rights and, through a subsidiary, approximately 20% of our outstanding units.

Name of Beneficial Owner (1)	Inergy Holdings, LLC Percent of Class (2)
John J. Sherman	65.8%
Phillip L. Elbert (3)	—
R. Brooks Sherman Jr. (4)	—
Dean E. Watson	—
William C. Gautreaux	7.5%
Carl A. Hughes	7.2%
Warren H. Gfeller	—
Arthur B. Krause	—
Robert A. Pascal	—
David J. Schulte	—
All directors and executive officers as a group (11 persons) (5)	74.5%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)	The ownership of Inergy Holdings has not been certificated. Voting rights attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 50%, the remaining owners of Inergy Holdings will acquire voting rights in proportion to the ownership interest.

(3)	Mr. Phil Elbert holds an option to acquire 7.6% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully on January 12, 2006 and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Elbert’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Elbert’s employment agreement). Mr. Elbert’s option expires on January 12, 2011. In the event Mr. Elbert exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.
(4)	Mr. Brooks Sherman, Jr. holds an option to acquire 3.6% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully on December 31, 2006 and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Sherman’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Sherman’s employment agreement). Mr. Sherman’s option expires on September 11, 2012. In the event Mr. Sherman exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.
(5)	Our management holds a total interest of approximately 92% in Inergy Holding, LLC.

We refer you to Item 5 of this report for certain information regarding securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

On July 31, 2003, we acquired substantially all of the propane assets of United Propane, Inc. In exchange for these assets, we issued 889,906 Common Units and 254,259 Senior Subordinated Units, paid approximately $2.7 million in cash for inventory, accounts receivable, and other current assets, and assumed approximately $5.0 million of United Propane’s liabilities. We filed a registration statement related to these 889,906 Common Units on August 29, 2003 and it was declared effective by the SEC on September 12, 2003.

Pursuant to a Unitholder Agreement with us, United Propane agreed that for a three-year period it would vote 508,518 of the Common Units it holds in favor of and in accordance with the recommendation of the majority of our managing general partner’s board of directors. United Propane also agreed, during this three-year period, to give us a right of first refusal with respect to those same Common Units.

Robert A. Pascal is the sole shareholder of United Propane and is on our managing general partner’s board of directors.

Distributions and Payments to the Managing General Partner and the Non-managing General Partner

Distributions and payments are made by us to our managing general partner and its affiliates in connection with the ongoing operation of Inergy, L.P. These distributions and payments were determined by and among affiliated entities and are not the result of arm’s length negotiations.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our non-managing general partner and its affiliates would receive a distribution of approximately $473,268 on the 2% general partner interest and a distribution of approximately $4,356,778 on their Common, Senior Subordinated and Junior Subordinated Units.

Our managing general partner and its affiliates will not receive any management fee or other compensation for the management of our company. Our managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on our behalf. For the fiscal year ended September 30, 2003, the expense reimbursement to our managing general partner and its affiliates was approximately $2.1 million.

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

Rights of our Managing General Partner and our Non-managing General Partner

Inergy Holdings owns an aggregate 20% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner. Our managing general partner manages our operations and activities.

Contribution Agreement

Inergy, L.P., the managing general partner, the non-managing general partner and some other parties have entered into a contribution agreement that effected the vesting of assets in, and the assumption of liabilities by, the subsidiaries, and the application of the proceeds of our initial public offering. This agreement was not the result of arm’s length negotiations, and we cannot assure you that it, or that any of the transactions which it provides for, will be effected on terms at least as favorable to the parties to this agreement as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of our initial public offering.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Service disclosure is effective for filings related to fiscal years ending after December 15, 2003, and therefore is not applicable to this filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 60.

2.	Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003.)

*3.2	Form of Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.2A	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*4.1	Specimen Unit Certificate for Senior Subordinated Units (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Specimen Unit Certificate for Junior Subordinated Units (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.3	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001.)

*4.4	Note Purchase Agreement entered into as of June 7, 2002, by Inergy Propane, LLC and the purchasers named therein (incorporated herein by reference to Exhibit 4.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*4.5	Parent Guaranty dated as of June 7, 2002, by Inergy, L.P. in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*4.6	Limited Guaranty dated as of June 7, 2002, by IPCH Acquisition Corp. in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*4.7	Subsidiary Guaranty dated as of June 7, 2002, by the guarantors named therein in favor of the noteholders named therein (incorporated herein by reference to Exhibit 4.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

**10.1	Fifth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of July 30, 2003

*10.2	Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.3	Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.4	Inergy Employee Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.4A	Amendment to Inergy Employee Long-Term Incentive Plan, adopted April 4, 2003. (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003) ***

*10.5	Employment Agreement—John J. Sherman (incorporated herein by reference to Exhibit 10.8 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.6	Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001) ***

*10.6A	First Amendment to Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 20, 2001) ***

*10.7	Employment Agreement—Carl A. Hughes (incorporated herein by reference to Exhibit 10.10 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.8	Employment Agreement—William C. Gautreaux (incorporated herein by reference to Exhibit 10.12 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001 ***

*10.9	Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*10.10	Option Agreement by and between Phillip L. Elbert and Inergy Holdings, LLC, dated January 12, 2001 (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.11	Employment Agreement – R. Brooks Sherman (incorporated herein by reference to Exhibit 10.20 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.12	Option Agreement by and between R. Brooks Sherman and Inergy Holdings, LLC, dated September 11, 2002 (incorporated herein by reference to Exhibit 10.21 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002) ***

**10.13	Employment Agreement – Dean E. Watson ***

**12.1	Ratios of earnings to fixed charges

**14.1	Inergy’s Code of Business Conduct & Ethics

**21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Reports on Form 8-K. Our company filed three reports on Form 8-K with the SEC during the three months ended September 30, 2003:

Form 8-K dated July 1, 2003, was filed with respect to Item 5 to report that we had reached agreement to acquire substantially all of the propane assets of United Propane, Inc., headquartered in Millersville, Maryland.

Form 8-K dated August 15, 2003, was filed with respect to Items 2 and 7 to report that we had acquired substantially all of the propane assets of United Propane, Inc.

Form 8-K dated August 18, 2003, was filed with respect to Items 7 and 12 to report our issuance of a press release dated August 13, 2003 announcing our financial results for the fiscal third quarter ended June 30, 2003.

(c)	Exhibits.

See exhibits identified above under Item 15(a)3.

(d)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Financial Statements

September 30, 2003 and 2002 and each of the

Three Years in the Period Ended

September 30, 2003

Report of Independent Auditors

The Board of Directors and Partners

Inergy, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) (the Partnership) as of September 30, 2003 and 2002, and the related consolidated statements of income, redeemable preferred members’ interest and members’ equity/partners’ capital, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and subsidiary (successor to Inergy Partners, LLC and subsidiaries) at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 14, 2003, except for

Note 12, as to which the

date is December 10, 2003

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Balance Sheets

	September 30,
	2003	2002
	(In Thousands)
Assets (Note 4)
Current assets:
Cash	$3,528	$2,088
Accounts receivable, less allowance for doubtful accounts of $997,000 and $927,000 at September 30, 2003 and 2002, respectively	21,841	13,112
Inventories	35,722	41,162
Prepaid expenses and other current assets	3,957	3,929
Assets from price risk management activities	8,905	9,725

Total current assets	73,953	70,016

Property, plant and equipment, at cost:
Land and buildings	14,265	11,503
Office furniture and equipment	8,614	6,634
Vehicles	21,986	17,977
Tanks and plant equipment	135,040	101,788

	179,905	137,902
Less accumulated depreciation	(22,704)	(13,352)

Property, plant and equipment, net	157,201	124,550

Intangible assets (Note 2):
Covenants not to compete	8,752	6,113
Deferred financing costs	7,994	5,899
Deferred acquisition costs	849	44
Customer accounts	59,951	41,411
Goodwill	64,546	46,073

	142,092	99,540
Less accumulated amortization	(12,383)	(6,890)

Intangible assets, net	129,709	92,650

Other	1,530	1,016

Total assets	$362,393	$288,232

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Balance Sheets (continued)

	September 30,
	2003	2002
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$22,733	$13,364
Accrued expenses	11,919	6,394
Customer deposits	11,830	8,718
Liabilities from price risk management activities	5,801	14,378
Current portion of long-term debt (Note 4)	12,449	19,367

Total current liabilities	64,732	62,221

Long-term debt, less current portion (Note 4)	118,678	105,095

Partners’ capital (Notes 2 and 8):
Common unitholders (5,522,411 and 3,828,877 units issued and outstanding as of September 30, 2003 and 2002, respectively)	129,168	76,762
Senior subordinated unitholders (3,567,626 and 3,313,367 units issued and outstanding as of September 30, 2003 and 2002, respectively)	46,842	41,292
Junior subordinated unitholders (572,542 units issued and outstanding as of September 30, 2003 and 2002)	(141)	607
Non-managing general partner (2% interest)	3,114	2,255

Total partners’ capital	178,983	120,916

Total liabilities and partners’ capital	$362,393	$288,232

See accompanying notes.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Statements of Income

(In Thousands Except Per Unit Data)

	Year Ended September 30,
	2003	2002	2001
Revenue:
Propane	$343,578	$192,122	$158,284
Other	19,787	16,578	10,698

	363,365	208,700	168,982

Cost of product sold	266,094	134,242	128,425

Gross profit	97,271	74,458	40,557
Expenses:
Operating and administrative	60,165	46,057	23,501
Depreciation and amortization	13,843	11,444	6,532

Operating income	23,263	16,957	10,524

Other income (expense):
Interest expense	(9,982)	(8,365)	(6,670)
Interest expense related to write-off of deferred financing costs	—	(585)	—
Gain (loss) on sale of property, plant and equipment	(91)	140	37
Finance charges	339	115	290
Other	86	140	168

Income before income taxes	13,615	8,402	4,349

Provision for income taxes	103	93	—

Net income	$13,512	$8,309	$4,349

Predecessor net income for the period from October 1, 2000 through July 31, 2001			$6,664

Inergy, L.P. net income (loss) for the years ended September 30, 2003 and 2002 and for the period from August 1, 2001 through September 30, 2001	$13,512	$8,309	$(2,315)

Partners’ interest information for the years ended September 30, 2003 and 2002 and for the period from August 1, 2001 through September 30, 2001:
Non-managing general partners’ interest in net income (loss)	$270	$166	$(46)

Limited partners’ interest in net income (loss):
Common unit interest:
Allocation of net income (loss)	$7,003	$3,391	$(729)
Less beneficial conversion value allocated to Senior Subordinated Units (Notes 1 and 7)	—	—	(8,600)

Net common unit interest	7,003	3,391	(9,329)

Senior subordinated unit interest:
Allocation of net income (loss)	5,330	4,052	(1,313)
Plus beneficial conversion value allocated to Senior Subordinated Units (Notes 1 and 7)	—	—	8,600

Net senior subordinated unit interest	5,330	4,052	7,287
Junior subordinated unit interest	909	700	(227)

Total limited partners’ interest in net income (loss)	$13,242	$8,143	$(2,269)

Net income (loss) per limited partner unit (Note 1):
Basic	$1.59	$1.22	$(0.40)

Diluted	$1.56	$1.20	$(0.40)

Weighted average limited partners’ units outstanding:
Basic	8,338	6,658	5,726

Diluted	8,471	6,760	5,726

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

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Statements of Redeemable Preferred Members’ Interest and

Members’ Equity/Partners’ Capital (continued)

(In Thousands)

	Redeemable Preferred Members’ Interest	Members’ Equity			Partners’ Capital				Total Members’ Equity/ Partners’ Capital
		Class A Preferred Interest	Common Interest	Deferred Compensation	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate
Balance at September 30, 2001	$—	$—	$—	$—	$24,981	$45,060	$1,258	$1,455	$72,754
Common Units issued in acquisition of retail propane companies	—	—	—	—	19,724	—	—	—	19,724
Net proceeds from issuance of Common Units	—	—	—	—	35,350	—	—	—	35,350
Contribution from non-managing general partner	—	—	—	—	—	—	—	976	976
Distributions	—	—	—	—	(6,684)	(7,820)	(1,351)	(342)	(16,197)
Net income	—	—	—	—	3,391	4,052	700	166	8,309

Balance at September 30, 2002	—	—	—	—	$76,762	$41,292	$607	$2,255	$120,916

Common and Senior Subordinated Units issued in acquisition of retail propane companies	—	—	—	—	35,100	10,000	—	—	45,100
Net proceeds from issuance of Common Units	—	—	—	—	23,339	—	—	—	23,339
Return and cancellation of Common Units originally issued in the IPC acquisition	—	—	—	—	(106)	—	—	—	(106)
Contribution from non-managing general partner	—	—	—	—	—	—	—	1,430	1,430
Members’ distributions	—	—	—	—	(12,935)	(9,783)	(1,658)	(841)	(25,217)
Comprehensive income:
Net income	—	—	—	—	7,003	5,330	909	270	13,512
Foreign currency translation	—	—	—	—	5	3	1	—	9

Comprehensive income									13,521

Balance at September 30, 2003	$—	$—	$—	$—	$129,168	$46,842	$(141)	$3,114	$178,983

See accompanying notes.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities
Net income	$13,512	$8,309	$4,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,856	8,070	3,438
Amortization	3,987	3,374	3,094
Amortization of deferred financing costs	1,506	1,253	424
Interest expense related to write-off of deferred financing costs	—	585	—
Provision for doubtful accounts	719	451	912
(Gain) loss on disposal of property, plant and equipment	91	(140)	(37)
Net assets (liabilities) from price risk management activities	(7,757)	9,228	(3,289)
Deferred compensation	—	—	234
Changes in operating assets and liabilities, net of effects from acquisition of retail propane companies:
Accounts receivable	(7,420)	4,696	13,370
Inventories	7,038	(24,636)	(6,154)
Prepaid expenses and other current assets	(73)	(1,990)	(321)
Other assets	42	73	5
Accounts payable	6,981	2,913	(19,115)
Accrued expenses	2,981	(2,188)	1,871
Customer deposits	2,965	(2,219)	5,878

Net cash provided by operating activities	34,428	7,779	4,659

Investing activities
Acquisition of retail propane companies, net of cash acquired	(25,941)	(84,759)	(56,263)
Purchases of property, plant and equipment	(6,230)	(6,385)	(4,758)
Deferred financing and acquisition costs incurred	(3,037)	(3,660)	(3,114)
Proceeds from sale of property, plant and equipment	720	775	118
Other	—	12	(8)

Net cash used in investing activities	(34,488)	(94,017)	(64,025)

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended September 30,
	2003	2002	2001
Financing activities
Proceeds from issuance of long-term debt	$174,794	$421,237	$178,054
Principal payments on long-term debt	(172,855)	(355,211)	(163,849)
Net proceeds from issuance of redeemable preferred members’ interest	—	—	16,087
Contribution from non-managing general partner	1,430	976	—
Net proceeds from issuance of Common Units	23,339	35,350	34,310
Cash retained by Inergy Partners LLC	—	—	(1,851)
Redemption of preferred stock	—	—	(33)
Distributions	(25,217)	(16,197)	(2,554)

Net cash provided by financing activities	1,491	86,155	60,164

Effect of exchange rate changes on cash	9	—	—

Net increase (decrease) in cash	1,440	(83)	798
Cash at beginning of year	2,088	2,171	1,373

Cash at end of year	$3,528	$2,088	$2,171

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,705	$6,722	$6,171

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$1,953	$1,934	$—

Acquisitions of retail propane companies through the issuances of Common Units, common member equity and preferred interests	$45,100	$19,724	$7,402

Acquisition of retail propane companies through the assumption of seller debt	$2,218	$1,661	$—

Acquisition of retail propane company through the issuance of subordinated debt, which was subsequently retired in 2001	$—	$—	$5,000

Increase in the fair value of senior secured notes and the related interest rate swap	$556	$709	$—

See accompanying notes.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies

Organization

Inergy, L.P. (the Partnership or the company) was formed on March 7, 2001 as a Delaware limited partnership. The Partnership and its subsidiary Inergy Propane, LLC (the Operating Company) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries (Inergy Partners and referred to subsequent to the initial public offering described below as the Non-managing General Partner). In addition, Inergy Sales and Service, Inc. (Services), a subsidiary of the Operating Company, was formed to acquire and operate the service, work and appliance parts and sales business of Inergy Partners. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership’s obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership’s activities will be conducted through the Operating Company.

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

Inergy, L.P. is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy, L.P., and all other necessary or appropriate expenses allocable to Inergy, L.P. or otherwise reasonably incurred by Inergy GP, LLC in connection with operating the Inergy, L.P. business. These costs, which totaled approximately $2.1 million, $4.6 million, and $2.4 million for the years ended September 30, 2003, 2002, and for the period from August 1, 2001 through September 30, 2001, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

The Non-managing General Partner owns a 2% general partner interest in the Partnership. In addition, the Non-managing General Partner owns Senior Subordinated Units and Junior Subordinated Units through its wholly-owned subsidiary, New Inergy Propane, LLC, approximating a 14.3% limited partner interest.

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

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue (“EITF”) No. 02-3, “Issues Involved in Accounting for Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” as discussed below and, prior to its October 2002 rescission effective for periods beginning after December 15, 2002, EITF No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis to formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. At September 30, 2003, the fair value of approximately 46.3 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $0.2 million recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

During the year ended September 30, 2003, Inergy recognized net gains of $0.2 million, related to the ineffective portion of its hedging instruments and a net loss of $(0.5) million related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows. See Note 3 for further discussion of Inergy’s financial instruments.

The June 2002 consensus reached on EITF No. 02-3 codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, irrespective of whether the contract is physically settled. This presentation was effective for financial statements issued for periods ending after July 15, 2002. As such, Inergy has reclassified all settled transactions that meet the definition of trading activities net in the income statement to conform to the new presentation required under EITF No. 02-3. Inergy previously reported these transactions when settled in the income statement at their gross amounts in revenues and cost of product sold. The reclassified amounts for the years ended September 30, 2002 and 2001 were $69.6 million and $54.2 million, respectively. This required reclassification has no impact on previously reported gross profit, net income or cash provided by operating activities. Inergy physically delivered approximately 171.2 million and 91.4 million gallons related to transactions considered trading activities as defined by EITF No. 02-3 for the years ended September 30, 2002 and 2001, respectively.

In October 2002, the EITF reached a consensus in EITF No. 02-3 to rescind EITF No. 98-10, the basis for mark-to-market accounting used for recording energy trading activities. The October 2002 EITF consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to EITF No. 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS No. 133. The October 2002 EITF consensus also provides that inventory will no longer be accounted for using mark-to-market accounting and must be accounted for at the lower of cost or market. As noted above, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory and the related derivative instruments are both marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market effective January 1, 2003.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

The effective date for the full rescission of EITF No. 98-10 was for quarterly periods beginning after December 15, 2002. The effect of the rescission of EITF No. 98-10 did not have a material impact on Inergy’s financial position or results of operations.

Revenue Recognition

Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Credit Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. Credit is generally extended to retail customers through delivery into company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are reflected in Inergy’s consolidated financial statements, are based on specific identification and historical collection results and have generally been within management’s expectations. Finance charges of trade receivables are generally recognized upon billing of customers.

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

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Prior to the adoption of EITF 02-3, in fiscal 2003, inventories for wholesale operations, which consist mainly of liquid propane commodities, were stated at market. At September 30, 2003, wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts, as discussed above, in which case the inventories are marked to market. Wholesale propane inventories being hedged and carried at market at September 30, 2003 amount to $28.9 million.

Inventories consist of (in thousands):

	September 30, 2003	September 30, 2002
Propane gas and other liquids	$32,247	$38,171
Appliances, parts and supplies	3,475	2,991

	$35,722	$41,162

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the assets’ estimated useful lives, as follows:

Years
Buildings and improvements	25-40
Office furniture and equipment	3–10
Vehicles	5–10
Tanks and plant equipment	5–30

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Inergy reviews its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2003.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2–10
Deferred financing costs	1–7
Customer accounts	15
Goodwill (prior to adoption of SFAS No. 142 effective October 1, 2001)	15

Estimated amortization, including amortization of deferred financing cost reported as interest expense, for the next five years ending September 30, in thousands of dollars is as follows:

2004	$6,800
2005	5,881
2006	5,616
2007	4,905
2008	4,779

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

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the reporting units are identified and carrying value of each reporting unit determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.

Inergy adopted SFAS No. 142 on October 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, Inergy completed the valuation of each of Inergy’s reporting units and determined no impairment existed at adoption or as of September 30, 2003.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

The following pro forma table reflects the effects of the adoption of SFAS No. 142 on net income (loss) and basic and diluted income (loss) per limited partner unit to exclude amortization (in thousands, except per unit data).

	Year Ended September 30,
	2003	2002	2001
Net income	$13,512	$8,309	$4,349
Add back goodwill amortization	—	—	1,720

Adjusted net income	$13,512	$8,309	$6,069

Predecessor net income for the period from October 1, 2000 through July 31, 2001			$6,664
Add back goodwill amortization			1,363

Adjusted predecessor net income			$8,027

Inergy, L.P. net income (loss) for the years ended September 30, 2003 and 2002 and for the period August 1, 2001 through September 30, 2001	$13,512	$8,309	$(2,315)
Add back goodwill amortization	—	—	357

Adjusted Inergy, L.P net income (loss)	$13,512	$8,309	$(1,958)

Adjusted partners’ interest information:
Non-managing general partners’ interest in net income (loss)	$270	$166	$(39)

Limited partners’ interest in net income (loss)	$13,242	$8,143	$(1,919)

Net income (loss) per limited partner unit:
Basic	$1.59	$1.22	$(0.40)

Diluted	$1.56	$1.20	$(0.40)

Add back goodwill amortization		—	.06

Adjusted net income (loss) per limited partner unit:
Basic	$1.59	$1.22	$(0.34)

Diluted	$1.56	$1.20	$(0.34)

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Income Taxes

The earnings of the Partnership and Operating Company are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in Inergy’s consolidated financial statements relating to the earnings of the Partnership and Operating Company. Federal and state income taxes are, however, provided on the earnings of Services. The effect of temporary differences between Services’ basis of assets and liabilities for income tax and financial statement purposes is immaterial. The provision for income tax for the years ended September 30, 2003, 2002 and 2001 was $103,000, $93,000 and $0, respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Inergy for long-term debt with similar terms and maturities, the aggregate fair value of Inergy’s long-term debt was approximately $139 million and $125 million as of September 30, 2003 and 2002, respectively. See Note 4 for a discussion of interest rate swap agreements in effect with respect to certain of Inergy’s fixed rate debt obligations.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three years in the period ended September 30, 2003 is as follows (in thousands, except per unit data):

	2003	2002	2001
Net income as reported	$13,512	$8,309	$4,349
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards(1)	(164)	(142)	(19)

Pro forma net income	$13,348	$8,167	$4,330

Pro forma limited partners’ interest in net income (loss) for the years ended September 30, 2003 and 2002 and for the period from August 1, 2001 through September 30, 2001	$13,081	$8,004	$(2,287)

Net income (loss) per limited partner unit
Basic – as reported	$1.59	$1.22	$(0.40)
Basic – pro forma	$1.57	$1.20	$(0.40)
Pro forma net income (loss) per limited partner unit:
Diluted – as reported	$1.56	$1.20	$(0.40)
Diluted – pro forma	$1.54	$1.18	$(0.40)

[1]	All awards refer to unit options granted, for which the fair value would be required to be measured under SFAS No. 123.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Income (Loss) Per Unit

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. Unit options were antidilutive in 2001 due to the loss incurred for the period from August 1, 2001 through September 30, 2001. As such, basic and diluted net income (loss) per limited partner are identical in 2001. The following table presents the calculation of basic and dilutive income (loss) per limited partner unit (in thousands, except per unit data):

	Ended September 30,		Period from August 1, 2001 through September 30, 2001
	2003	2002
Numerator:
Net income (loss)	$13,512	$8,309	$(2,315)
Less: Non-Managing General Partners’ interest in net income (loss)	270	166	(46)

Limited partners’ interest in net income (loss) – basic and diluted	$13,242	$8,143	$(2,269)

Denominator:
Weighted average limited partners’ units outstanding – basic	8,338	6,658	5,726
Effect of dilutive unit options outstanding	133	102	—

Weighted average limited partners’ units outstanding – dilutive	8,471	6,760	5,726

Net income (loss) per limited partner unit
Basic	$1.59	$1.22	$(0.40)

Diluted	$1.56	$1.20	$(0.40)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

allocate resources and assessing performance. In determining Inergy’s reportable segments under the provisions of SFAS No. 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 11 for disclosures related to Inergy’s retail and wholesale segments. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of Inergy’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 became effective for Inergy on October 1, 2003 for variable interest entities created prior to February 1, 2003. Inergy does not expect the adoption of Interpretation No. 46 to have a material impact on its consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for the fiscal year ending September 30, 2004. Inergy does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

2. Acquisitions

During fiscal 2001, Inergy acquired substantially all of the assets of three companies owned by a common group of shareholders, referred to as the Hoosier Propane Group. These acquisitions have been accounted for using the purchase method of accounting. The purchase price of approximately $74.5 million consisted of cash payments of approximately $56.5 million funded by the issuance of long-term debt and redeemable Class A preferred interests, acquisition costs of $0.7 million, issued redeemable Class A preferred interest totaling $7.4 million, subordinated debentures totaling $5.0 million, and $5.6 million of assumed liabilities. The excess of purchase price over the fair market value of the net tangible and identifiable intangible assets acquired, including $10.5 million allocated to customer accounts, amounted to $25.2 million and has been recorded as goodwill. The operating results of all fiscal 2001 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

Effective November 1, 2001, Inergy acquired substantially all of the assets and assumed certain liabilities of four companies under common control referred to as Pro Gas, for approximately $12.5 million. Pro Gas is a retail propane distributor located in central Michigan.

Effective December 20, 2001, IPCH Acquisition Corp., a wholly-owned subsidiary of Inergy Holdings, LLC, purchased all of the outstanding stock and assumed the outstanding debt of Independent Propane Company, Inc., a retail propane distributor located in seven states, with its primary operations in Texas, for total consideration of $84.8 million including working capital acquired. Immediately thereafter, Inergy purchased from Inergy Holdings, LLC substantially all of the assets and assumed certain liabilities of IPCH Acquisition Corp. for $74.6 million in cash, including acquisition costs funded through its credit facility, and the issuance of 759,620 Common Units with a fair value of approximately $19.7 million, $3.5 million of assumed liabilities including liabilities identified in purchase price allocation for total consideration of $97.8 million, including working capital of approximately $7.5 million (the IPC Acquisition). $10.4 million of the excess consideration paid by Inergy over that paid by IPCH Acquisition Corp. relates to the tax liability generated by the sale of the assets by IPCH Acquisition Corp. to Inergy with the remainder due to acquisition costs incurred by Inergy. The operating results of all fiscal 2002 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

On July 31, 2003, Inergy purchased substantially all of the retail propane assets and assumed certain liabilities of United Propane, Inc. (“United Propane”), a retail propane distributor located in Maryland, Delaware and West Virginia. The purchase price of $52.7 million consisted of the issuance of 889,906 Common Units and 254,259 Senior Subordinated Units with a fair value of approximately $45.0 million, $2.7 million in cash, and the assumption of $5.0 million of liabilities for total consideration of $52.7 million.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

2. Acquisitions (continued)

During the fiscal year ended September 30, 2003, Inergy also acquired substantially all of the assets of ten other retail propane companies located in Ohio, Florida, Indiana and North Carolina, and one wholesale company located in Calgary, Canada. The aggregate purchase price for these acquisitions totaled approximately $27.5 million, which included cash of approximately $23.2 million, assumed liabilities of approximately $2.3 million, seller notes payable of $1.9 million and $0.1 million in common and Senior Subordinated Units. The purchase price allocation related to these acquisitions included goodwill of $4.4 million, customer accounts of $1.6 million and other intangible assets acquired of $2.6 million. In the aggregate, these acquisitions are not material for pro forma disclosure purposes. These acquisitions were financed primarily using the acquisition facility and were accounted for by the purchase method under SFAS No. 141. The operating results for all fiscal 2003 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

The following reflects the acquisitions in purchase business combinations of the retail assets of Pro Gas in November 2001, Independent Propane Company in December 2001 and United Propane in July 2003, in millions:

	Pro Gas	Independent Propane Company	United Propane
Cash	$10.9	$74.6	$2.7
Assumed liabilities	0.8	3.5	5.0
5% seller note payable	0.8	—	—
Common and Senior Subordinated Units	—	19.7	45.0

	$12.5	$97.8	$52.7

Property, plant and equipment	$10.9	$45.9	$19.6
Goodwill	—	16.0	13.9
Customer accounts	—	27.4	16.9
Covenant not to compete	1.3	1.0	—
Net current assets	0.3	7.5	2.3

	$12.5	$97.8	$52.7

The weighted average amortization period of amortizable intangible assets acquired was approximately 15 years.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

2. Acquisitions (continued)

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the United Propane, Pro Gas and Independent Propane Company acquisitions had been completed at the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense and intangible assets amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2002 and 2001 or that will be obtained in the future.

	Year Ended September 30,
	2003	2002
	(in thousands, except per unit data)
Revenues	$393,116	$247,221
Net income	15,708	11,831
Net income per limited partner unit - basic	$1.69	$1.49

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

As discussed in Note 1, all of these financial instruments are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133, EITF No. 02-3 and, prior to its October 2002 recession effective for periods beginning after December 15, 2002, EITF No. 98-10. Inergy has entered into these derivative financial instruments to manage its exposure to fluctuation in commodity prices. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts and timing of performance.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments (continued)

Notional Amounts and Terms

The notional amounts and terms of these financial instruments at September 30, 2003 and 2002 include fixed price payor for 3.0 million and 3.7 million barrels, respectively, and fixed price receiver for 4.8 million and 5.6 million barrels, respectively.

Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Fair Value

The fair value of all derivative financial instruments related to price risk management activities as of September 30, 2003 and 2002 was assets of $8.9 million and $9.7 million, respectively, and liabilities of $5.8 million and $14.4 million, respectively, related to propane.

The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2003, 2002 and 2001 of $1.7 million, ($2.0) million, and $2.2 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

The following table summarizes the change in the unrealized fair value of propane contracts related to risk management activities for the years ended September 30, 2003 and 2002 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2003	Year Ended September 30, 2002
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(4,653)	$4,574
Other unrealized gains and (losses) recognized	4,479	(4,040)
Less: realized gains and (losses) recognized	3,278	(5,187)

Net unrealized losses in fair value of contracts outstanding at September 30, 2003 and 2002	$3,104	$(4,653)

Of the outstanding unrealized gain (loss) as of September 30, 2003 and 2002, contracts with a maturity of less than one year totaled $3.1 million and $(4.6) million, respectively. Contracts maturing in excess of one year totaled less than $0.1 million and $(0.1) million in 2003 and 2002, respectively.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments (continued)

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s value to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2003 and 2002 are generally propane users, retailers and resellers, and energy marketers and dealers.

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2003	2002
Credit agreement	$41,024	$35,500
Senior secured notes (including interest rate swap liability)	86,265	85,709
Obligations under noncompetition agreements and notes to former owners of businesses acquired	3,833	3,244
Other	5	9

	131,127	124,462
Less current portion	12,449	19,367

	$118,678	$105,095

Effective July 30, 2003, Inergy executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $50 million revolving working capital facility and a $150 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is also guaranteed by Inergy, L.P. and its subsidiary.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

4. Long-Term Debt (continued)

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2003 and 2002 has been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2003 and 2002, the balance outstanding under this amended credit facility was $41.0 million and $35.5 million, respectively, including $15.5 million and $22.0 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.11% and 4.00% at September 30, 2003, and between 3.87% and 4.75% at September 30, 2002, for all outstanding debt under the credit agreement.

In June 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consist of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility.

The credit agreement and the senior secured notes contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $154.9 million and $89.5 million at September 30, 2003 and 2002, respectively.

Noninterest-bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 1999 through 2003 with payments due through 2013 and imputed interest ranging from 5.1% to 10.0%. Noninterest-bearing obligations consist of $4.6 million and $3.8 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.8 million and $0.6 million at September 30, 2003 and 2002, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending September 30 and thereafter, are as follows, in thousands of dollars:

2004	$12,449
2005	834
2006	29,903
2007	35,529
2008	26,365
Thereafter	26,047

$131,127

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

4. Long-Term Debt (continued)

In August 2002, the Operating Company entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements scheduled to mature in June 2007, June 2008, and June 2009 each designed to hedge $5 million in underlying fixed rate senior secured notes. These swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus spreads between 4.83% and 5.02% applied to the same notional amount of $35 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The Partnership recognized the approximate $1.3 and $0.7 million increases in the fair market value of the related senior secured notes at September 30, 2003 and 2002, respectively, with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other non-current assets.

5. Leases

Inergy has several noncancelable operating leases mainly for office space and vehicles, which expire at various times over the next nine years.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following, in thousands of dollars:

Year Ending September 30,
2004	$3,285
2005	2,776
2006	2,368
2007	2,047
2008	1,885
Thereafter	558

Total minimum lease payments	$12,919

Rent expense for all operating leases during 2003, 2002, and 2001 amounted to $2.8 million, $1.9 million, and $0.6 million, respectively.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

6. Income Taxes

The provision for income taxes for the years ended September 30, 2003, 2002, and 2001 consists of the following, in thousands of dollars:

	September 30,
	2003	2002	2001
Current:
Federal	$81	$84	$—
State	22	9	—

Total current	$103	$93	$—

The income tax provision for the years ended September 30, 2003, 2002, and 2001 relates to taxable income of the Services operations as discussed in Note 1.

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

8. Partners’ Capital

Partners’ capital at September 30, 2003 consists of 5,522,411 Common Units representing a 56.0% limited partner interest, 3,567,626 Senior Subordinated Units representing a 36.2% limited partner interest, 572,542 Junior Subordinated Units representing a 5.8% limited partner interest and a 2% general partner interest.

In conjunction with the December 2001 acquisition of Independent Propane Company, Inc., an escrow, consisting of cash and Common Units, was available for uncollected accounts receivable and environmental claims. During fiscal 2003, two claims were settled that resulted in the return to the Partnership of 4,023 Common Units. The units were subsequently cancelled, resulting in a reduction in Common Units outstanding.

In March 2003, Inergy issued 805,000 Common Units in a public offering, resulting in proceeds of $23.3 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In June 2003, Inergy issued 2,651 Common Units in conjunction with the acquisition of Phillips Propane, Inc. Inergy Partners, LLC contributed $2,000 in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

In July 2003, Inergy issued 889,906 Common Units and 254,259 Senior Subordinated Units to the owner of United Propane, Inc. in conjunction with the acquisition of substantially all the propane assets of United Propane, Inc. Inergy Partners, LLC contributed $0.9 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

The amended and restated Agreement of Limited Partnership of Inergy, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

The Partnership Agreement provides that during the Subordination Period (as defined below), the Partnership may issue up to 800,000 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units. During 2003, the Partnership issued 123,186 of such Common Units, thus the Partnership currently retains the ability to issue 676,814 additional Common Units under this provision. The Partnership Agreement also provides that an unlimited number of partnership interests junior to the Common Units may be issued without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

Quarterly Distributions of Available Cash

The Partnership is expected to make quarterly cash distributions of all of its Available Cash, generally defined as income (loss) before income taxes plus depreciation and amortization, less maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

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

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. The Partnership made distributions to unitholders, including the non-managing general partner, amounting to $25.2 million and $16.2 million during the years ended September 30, 2003 and 2002, respectively, or $2.895 and $2.360 per unit, respectively, for the periods to which these distributions relate.

Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase Common Units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 50,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of Common Units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in Common Units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2003 and 2002 were 5,138 units and 1,640 units, respectively. No units were purchased through the plan prior to fiscal year 2002.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

Long-Term Incentive Plan

Inergy’s managing general partner sponsors the Inergy Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 867,550 Common Units, which can be granted in the form of unit options and/or restricted units; however, not more than 282,500 restricted units may be granted under the plan. With the exception of 28,000 unit options (exercise prices from $3.83 to $10.67) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into Common Units as described above. The compensation committee of the managing general partner’s board of directors administers the plan.

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

As of September 30, 2003, there were no restricted units issued under the long-term incentive plan.

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will expire after 10 years and are subject to the vesting provisions described above in connection with the Subordination Period. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at September 30, 2003.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

A summary of Inergy’s unit option activity for the years ended September 30, 2003 and 2002, and for the period from July 31, 2001 through September 30, 2001, is provided below:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding prior to July 31, 2001		$—	—
Granted	$3.83-$22.00	20.39	331,920
Exercised	—	—	—
Canceled	—	—	—

Outstanding at September 30, 2001	$3.83-$22.00	20.39	331,920
Granted	$22.49-$30.69	27.12	182,500
Exercised	—	—	—
Canceled	$22.00	22.00	16,188

Outstanding at September 30, 2002	$3.83-$30.69	23.20	498,232
Granted	$27.50-$40.25	33.06	154,000
Exercised	—	—	—
Canceled	$20.00-$30.69	21.08	113,700

Outstanding at September 30, 2003	$3.83-$40.25	$26.19	538,532

Information regarding options outstanding as of September 30, 2003 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contracted Life (years)	Weighted Average Exercise Price
$ 3.83 - $16.37	12,782	7.8	$4.74
$20.00 - $22.00	254,250	7.8	21.65
$27.50 - $33.79	236,500	9.0	30.20
$38.86 - $40.25	35,000	9.9	39.85

	538,532	8.5	$26.19

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

8. Partners’ Capital (continued)

The weighted-average remaining contract life for options outstanding at September 30, 2003 is approximately eight years. Pro forma information regarding net income and earnings per share, as required by SFAS No. 123 is included in Note 1. SFAS No. 123 requires the pro forma information be determined as if Inergy has accounted for its employee unit options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee unit options. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Weighted average fair value of options granted	$1.97	$1.83	$2.16
Expected volatility	.230	.283	.283
Distribution yield	7.5%	10.0%	10.0%
Expected life of option in years	5	5	5
Risk-free interest rate	3.0%	3.1%	3.1%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected unit price volatility. Because Inergy’s employee unit options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee unit options.

9. Employee Benefit Plans

A 401(k) profit-sharing plan is available to all of Inergy’s employees who have completed 30 days of service. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, currently $12,000 in 2003. The plan provides for matching contributions by Inergy for employees completing one year of service of 1,000 hours. Matching contributions made by Inergy were $0.3 million, $0.2 million, and $0.1 million in 2003, 2002, and 2001, respectively.

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane at fixed prices with suppliers. At September 30, 2003, the total of these firm purchase commitments was approximately $64.3 million.

At September 30, 2003, Inergy was contingently liable for letters of credit outstanding totaling $4.1 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product and vehicle liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

11. Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Inergy’s retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations distribute propane and provide marketing and price risk management services to other users, retailers and resellers of propane, including Inergy’s retail operations. Inergy’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales and other services between the wholesale and retail segments have been eliminated.

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

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

11. Segments (continued)

Revenues, gross profit, and identifiable assets for each of Inergy’s reportable segments are presented below, in thousands of dollars.

	Year Ended September 30, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$179,936	259,934	$(76,505)	$363,365
Gross profit	87,004	11,326	(1,059)	97,271
Identifiable assets	16,554	41,009	—	57,563

	Year Ended September 30, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$116,811	$120,737	$(28,848)	$208,700
Gross profit	69,362	5,698	(602)	74,458
Identifiable assets	12,132	42,142	—	54,274

	Year Ended September 30, 2001
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$74,415	$133,364	$(38,797)	$168,982
Gross profit	34,633	8,747	(2,823)	40,557
Identifiable assets	5,704	18,447	—	24,151

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

12. Subsequent Events

Subsequent to September 30, 2003 Inergy completed the acquisition of a natural gas liquids (NGL) business. In October 2003, Inergy acquired from EOTT Energy, L.P. its West Coast NGL business, which includes gas processing, fractionation, 6.1 million gallons of above-ground NGL storage, truck and rail distribution facilities, and a 23-tractor NGL transportation fleet all located in south central California. In October 2003, Inergy also acquired the assets of Smith Propane, with headquarters in La Crosse, Virginia and of Peoples Gas and Appliance, with headquarters in Beaufont, South Carolina. In November 2003, Inergy acquired the assets of Pembroke Propane, with headquarters in Pembroke, Georgia. These four companies generated revenue during the 12 months ended September 30, 2003, of less than 10% of Inergy’s consolidated revenue during fiscal 2003, and represents less than 10% of consolidated assets and partners’ capital.

On December 10, 2003, Inergy announced a two-for-one unit split to be distributed on or about January 12, 2004, to unitholders of record on January 2, 2004. The stock split will require retroactive restatement of all historical per unit data in the first quarter ended December 31, 2003.

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

	(In Thousands of Dollars, except per unit information)
	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2003
Revenues	$109,690	$158,650	$39,481	$55,544
Gross profit	28,367	40,957	11,137	16,810
Operating income (loss)	10,467	20,090	(4,352)	(2,942)
Net income (loss)	7,716	17,785	(6,548)	(5,441)
Net income (loss) per limited partner unit:
Basic	0.98	2.22	(0.75)	(0.57)
Diluted	0.97	2.19	(0.75)	(0.57)

Fiscal 2002
Revenues	$49,630	$83,186	$36,699	$39,185
Gross profit	15,835	34,438	12,162	12,023
Operating income (loss)	5,769	16,033	(2,910)	(1,935)
Net income (loss)	4,465	14,051	(5,910)	(4,297)
Net income (loss) per limited partner unit:
Basic	0.75	2.12	(0.88)	(0.55)
Diluted	0.74	2.08	(0.88)	(0.55)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

By Inergy GP, LLC
(its managing general partner)

Dated: December 23, 2003	By /s/John J. Sherman
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
December 23, 2003	/s/John. J. Sherman
John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 23, 2003	/s/R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 23, 2003	/s/Phillip L. Elbert
Phillip L. Elbert, Director

December 23, 2003	/s/Warren H. Gfeller
Warren H. Gfeller, Director

December 23, 2003	/s/David J. Schulte
David J. Schulte, Director

December 23, 2003	/s/Arthur B. Krause
Arthur B. Krause, Director

December 23, 2003	/s/Robert A. Pascal
Robert A. Pascal, Director

Schedule II

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,
	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts

2003	$927	$719	$96	$(745)	$997
2002	186	451	540	(250)	927
2001	225	912	9	(960)	186