Form 10-K/A
period 2003-09-30
INERGY L P
filed 2004-01-07
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

INTRODUCTORY NOTE

Inergy, L.P. is filing this Amendment No. 1 on Form 10-K/A to include additional information relating to Inergy’s United Propane acquisition and Robert Pascal, one of the directors of Inergy’s managing general partner, set forth below that was inadvertently omitted from Item 13 of Inergy’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which was originally filed on December 23, 2003 (the “Original Filing”). Only the first subsection of Item 13 of the Original Filing is amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing.

Item 13. Certain Relationships and Related Transactions.

United Propane Acquisition and Related Transactions

On July 31, 2003, we acquired substantially all of the propane assets of United Propane, Inc. In exchange for these assets, we issued 889,906 common units and 254,259 senior subordinated units to United Propane, paid approximately $2.7 million in cash to United Propane for inventory, accounts receivable, and other current assets, and assumed approximately $5.0 million of United Propane’s liabilities. We filed a registration statement related to these 889,906 common units on August 29, 2003 and it was declared effective by the SEC on September 12, 2003.

Pursuant to a Unitholder Agreement with us, United Propane agreed that for a three-year period it would vote 508,518 of the common units it holds in favor of and in accordance with the recommendation of the majority of our managing general partner’s board. United Propane also agreed, during this three-year period, to give us a right of first refusal with respect to those same common units.

In connection with our acquisition of assets from United Propane, we entered into ten leases of real property formerly used by United Propane in its business. We entered into five of these leases with United Propane, three of these leases with Pascal Enterprises, Inc. and two of these leases with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable by us for up to two additional terms of five years each. During the initial term of these leases we are required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal. Rental payments are subject to a 5% increase for any renewal term under a lease.

Robert A. Pascal is the sole shareholder of both United Propane and Pascal Enterprises, and is on our managing general partner’s board of directors.

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

INERGY, L.P.

By Inergy GP, LLC
(its managing general partner)

By:	/S/ JOHN J. SHERMAN

John J. Sherman, President

Dated: January 7, 2004

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002