Form 10-Q
period 2003-12-31
INERGY L P
filed 2004-02-13
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The following units were outstanding at February 2, 2004:

Common Units	14,544,822
Senior Subordinated Units	7,135,252
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
	(In Thousands)
Assets
Current assets:
Cash	$6,567	$3,528
Accounts receivable, less allowance for doubtful accounts of $1,047,000 and $997,000 at December 31, 2003 and September 30, 2003, respectively	62,776	21,841
Inventories	42,093	35,722
Prepaid expenses and other current assets	6,050	3,957
Assets from price risk management activities	15,002	8,905

Total current assets	132,488	73,953
Property, plant and equipment, at cost:
Land and buildings	14,898	14,265
Office furniture and equipment	8,945	8,614
Vehicles	25,514	21,986
Tanks and plant equipment	149,679	135,040

	199,036	179,905
Less accumulated depreciation	(25,955)	(22,704)

Property, plant and equipment, net	173,081	157,201
Intangible assets:
Covenants not to compete	9,186	8,752
Deferred financing costs	7,995	7,994
Deferred acquisition costs	72	849
Customer accounts	60,625	59,951
Goodwill	65,174	64,546

	143,052	142,092
Less accumulated amortization	(14,228)	(12,383)

Intangible assets, net	128,824	129,709
Other	977	1,530

Total assets	$435,370	$362,393

3

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2003	September 30, 2003
	(Unaudited)
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$51,806	$22,733
Accrued expenses	14,791	11,919
Customer deposits	8,695	11,830
Liabilities from price risk management activities	15,356	5,801
Current portion of long-term debt	30,359	12,449

Total current liabilities	121,007	64,732
Long-term debt, less current portion	133,759	118,678
Partners’ capital:
Common unitholders (11,044,822 units issued and outstanding)	130,186	129,168
Senior subordinated unitholders (7,135,252 units issued and outstanding)	47,500	46,842
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(36)	(141)
Non-managing general partner (2% interest)	2,954	3,114

Total partners’ capital	180,604	178,983

Total liabilities and partners’ capital	$435,370	$362,393

See accompanying notes.

4

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Revenue:
Propane	$120,824	$104,042
Other	11,757	5,648

	132,581	109,690
Cost of product sold	95,464	81,551

Gross profit	37,117	28,139
Expenses:
Operating and administrative	20,298	14,311
Depreciation and amortization	4,718	3,361

Operating income	12,101	10,467
Other income (expense):
Interest expense, net	(2,896)	(2,640)
Gain (loss) on sale of property, plant and equipment	45	(106)
Finance charges	115	16
Other	36	29

Income before income taxes	9,401	7,766
Provision for income taxes	31	50

Net income	$9,370	$7,716

Partners’ interest information for the three months ended December 31, 2003 and 2002:
Non-managing general partners’ interest in net income	$187	$155

Limited partners’ interest in net income:
Common unit interest	$5,248	$3,752
Senior subordinated unit interest	3,391	3,248
Junior subordinated unit interest	544	561

Total limited partners’ interest in net income	$9,183	$7,561

Net income per limited partner unit:
Basic	$0.48	$0.49

Diluted	$0.46	$0.48

Weighted average limited partners’ units outstanding:
Basic	19,325	15,426

Diluted	19,779	15,610

See accompanying notes.

5

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2003	$129,168	$46,842	$(141)	$3,114	$178,983
Distributions	(4,252)	(2,747)	(441)	(348)	(7,788)
Comprehensive income:
Net income	5,248	3,391	544	187	9,370
Foreign currency translation	22	14	2	1	39

Comprehensive income					9,409

Balance at December 31, 2003	$130,186	$47,500	$(36)	$2,954	$180,604

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Operating activities
Net income	$9,370	$7,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,374	2,337
Amortization	1,344	1,024
Amortization of deferred financing costs	502	344
Provision for doubtful accounts	82	147
(Gain) loss on disposal of property, plant and equipment	(45)	106
Net asset (liabilities) from price risk management activities	3,458	(2,102)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,832)	(25,960)
Inventories	(6,099)	16,180
Prepaid expenses and other current assets	(2,093)	920
Other assets	5	(6)
Accounts payable	28,730	13,182
Accrued expenses	599	987
Customer deposits	(3,135)	(1,854)

Net cash provided by (used in) operating activities	(4,740)	13,021
Investing activities
Acquisitions, net of cash acquired	(14,856)	(13,510)
Purchases of property, plant and equipment	(3,353)	(1,492)
Deferred financing and acquisition costs incurred	(26)	(84)
Proceeds from sale of property, plant and equipment	612	86

Net cash used in investing activities	(17,623)	(15,000)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Financing activities
Proceeds from issuance of long-term debt	$81,267	$49,652
Principal payments on long-term debt	(48,116)	(39,680)
Distributions	(7,788)	(5,557)

Net cash provided by financing activities	25,363	4,415

Effect of foreign exchange rate changes on cash	39	—

Net increase in cash	3,039	2,436
Cash at beginning of period	3,528	2,088

Cash at end of period	$6,567	$4,524

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,280	$2,295

Supplemental schedule of noncash investing and financing activities
Acquisition of NGL business through the issuance of obligations	$1,970	$—

Additions to covenants not to compete through the issuance of noncompete obligations	$387	$1,083

Increase (decrease) in the fair value of senior secured notes and the related interest rate swap	$(548)	$412

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

Basis of Presentation

The financial information as of December 31, 2003 and for the three-month periods ended December 31, 2003 and 2002 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month periods ended December 31, 2003 and 2002 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K/A as filed with the Securities and Exchange Commission for the year ended September 30, 2003.

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. At December 31, 2003, the fair value of approximately 36.8 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $3.2 million recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

During the three months ended December 31, 2003 and 2002, Inergy recognized net gains of $0.1 million and $0.1 million, respectively, related to the ineffective portion of its hedging instruments and net gains of $0.3 million and $0.1 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

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

Expense Classification

Cost of products sold include the actual cost of propane and other fuels, merchandise, production costs associated with our gas processing plant, and compensation and fuel costs associated with our transportation business. Operating and administrative expenses include all corporate and wholesale operating expenses, and all costs incurred to deliver products to our retail customers, including all retail branch operating expenses.

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

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Prior to the adoption of EITF 02-3 in fiscal 2003, inventories for wholesale operations, which consist mainly of liquid propane commodities, were stated at market. At September 30, 2003, wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts, as discussed above, in which case the inventories are marked to market. Wholesale propane inventories being hedged and carried at market at December 31, 2003 amount to $28.9 million.

Inventories consist of (in thousands):
	December 31, 2003	September 30, 2003
Propane gas and other liquids	$38,568	$32,247
Appliances, parts and supplies	3,525	3,475

	$42,093	$35,722

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. All limited partnership units and per limited partner unit amounts have been restated to reflect the two-for-one split which was effective January 12, 2004. See Note 4, Two-For-One Unit Split. The following table presents the calculation of basic and dilutive income per limited partner unit (in thousands, except per unit data):

	Three Months Ended December 31,
	2003	2002
Numerator:
Net income	$9,370	$7,716
Less: Non-Managing General Partner’s interest in net income	187	155

Limited partners’ interest in net income – basic and diluted	$9,183	$7,561

Denominator:
Weighted average limited partners’ units outstanding – basic	19,325	15,426
Effect of dilutive unit options outstanding	454	184

Weighted average limited partners’ units outstanding – dilutive	19,779	15,610

Net income per limited partner unit:
Basic	$0.48	$0.49

Diluted	$0.46	$0.48

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three month periods ended December 31, 2003 and 2002 is as follows (in thousands, except per unit data):

	Three months ended December 31,
	2003	2002
Net income as reported	$9,370	$7,716
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards(1)	59	45

Pro forma net income	$9,311	$7,671

Pro forma limited partners’ interest in net income for the three month periods ended December 31, 2003 and 2002	$9,124	$7,517

Net income per limited partner unit:
Basic – as reported	$0.48	$0.49
Basic – pro forma	$0.47	$0.49
Pro forma net income per limited partner unit:
Diluted – as reported	$0.46	$0.48
Diluted – pro forma	$0.46	$0.48

[1]	All awards refer to unit options granted, for which the fair value was required to be measured under SFAS No. 123.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended December 31, 2002 to conform to the three months ended December 31, 2003.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Credit agreement:
Working Capital Facility	$33,317	$15,500
Acquisition Facility	41,250	25,524
Senior secured notes (including interest rate swap liability)	85,717	86,265
Obligations under noncompetition agreements and notes to former owners of businesses acquired	3,830	3,833
Other	4	5

	164,118	131,127
Less current portion	30,359	12,449

	$133,759	$118,678

Effective in July 2003, Inergy executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $50 million revolving working capital facility and a $150 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is also guaranteed by Inergy, L.P. and its subsidiary.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at December 31, 2003 and September 30, 2003 has been classified as a long-term liability in the accompanying consolidated balance sheets. At December 31, 2003 and September 30, 2003, the balance outstanding under this amended credit facility was $74.6 million and $41.0 million, respectively, including $33.3 million and $15.5 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.15% and 4.00% at December 31, 2003, and between 3.11% and 4.00% at September 30, 2003, for all outstanding debt under the credit agreement.

In June 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consist of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility. These notes were repaid in full in January 2004. See Note 8, Subsequent Events.

The credit agreement and the senior secured notes contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $120.0 million and $154.9 million at December 31, 2003 and September 30, 2003, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending December 31 and thereafter, are as follows, in thousands of dollars:

2004	$30,359
2005	605
2006	45,690
2007	36,051
2008	25,632
Thereafter	25,781

$164,118

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In August 2002, the Operating Company entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements scheduled to mature in June 2007, June 2008, and June 2009 each designed to hedge $5 million in underlying fixed rate senior secured notes. These swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company is required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus spreads between 4.83% and 5.02% applied to the same notional amount of $35 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The Partnership recognized the approximate $0.7 million and $1.3 million increases in the fair market value of the related senior secured notes at December 31, 2003 and September 30, 2003, respectively, with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other non-current assets. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. See Note 8, Subsequent Events.

Note 4 – Two-for-One Unit Split

On December 10, 2003, the Board of Directors of the Managing General Partner declared a two-for-one split of the outstanding common and subordinated units. The split entitled unitholders of record at the close of business on January 2, 2004 to receive one additional unit for each unit held as of such date. The distribution was made on January 12, 2004. The unit split required retroactive restatement of all historical per unit data in the consolidated financial statements for the quarter ended December 31, 2003. The effect of the split was to double the number of all outstanding units and to reduce by half the minimum quarterly per unit distribution and the targeted distribution levels.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Quarterly Distributions of Available Cash

On November 14, 2003, a quarterly distribution of $0.385 per limited partner unit was paid to its unitholders of record on November 7, 2003 with respect to the fourth fiscal quarter of 2003, which totaled $7.8 million. Inergy will distribute $0.395 per limited partner unit on February 13, 2004 to unitholders of record on February 6, 2004, for a total distribution of $9.5 million with respect to its first fiscal quarter of 2004.

On November 14, 2002, a quarterly distribution of $0.350 per limited partner unit was paid to its unitholders of record on November 7, 2002 with respect to the fourth fiscal quarter of 2002, which totaled $5.6 million. Inergy distributed $0.3575 per limited partner unit on February 14, 2003 to unitholders of record on February 7, 2003, for a total distribution of $5.7 million with respect to its first fiscal quarter of 2003.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At December 31, 2003, the total of these firm purchase commitments was approximately $78.8 million.

At December 31, 2003, Inergy was contingently liable for letters of credit outstanding totaling $5.4 million, which guarantees various transactions.

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

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Retail sales operations include all retail operations and transportation services. Wholesale sales operations include wholesale supply, marketing and distribution, and the recently acquired natural gas processing and NGL fractionation operations. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

The following segment information is presented in thousands of dollars:

	Three Months Ended December 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total

Revenues	$64,379	$95,681	$(27,479)	$132,581
Gross profit	31,815	5,912	(610)	37,117
Identifiable assets	25,098	79,771		104,869
	Three Months Ended December 31, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total

Revenues	$51,384	$76,327	$(18,021)	$109,690
Gross profit	25,910	2,499	(270)	28,139
Identifiable assets	24,150	40,471	—	64,621

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Subsequent Events

In January 2004, Inergy completed a two-for-one unit split to unitholders of record on January 2, 2004, effective January 12, 2004. The stock split requires retroactive restatement of all historical unit and per unit data for the first quarter ended December 31, 2003, and is presented accordingly in this Form 10-Q.

In January and February 2004, Inergy issued 3,625,000 common units in a follow-on offering, resulting in proceeds of approximately $83.3 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $18.0 million. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The prepayment premium of $18.0 million will be expensed in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Inergy should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements include, but are not limited to, statements that we believe entering the mid-stream gas processing and NGL business complements our existing operations and the sufficiency of cash received from operations and borrowings to meet our foreseeable liquidity needs. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We have grown primarily through acquisitions of retail propane companies, and to a lesser extent, through internal growth. In October 2003, we acquired from EOTT Energy, L.P. its West Coast natural gas liquids (NGL) business (Inergy Services), which includes gas processing, fractionation, above-ground NGL storage, truck and rail distribution facilities, and a NGL transportation fleet all located in south central California. In October 2003, we also acquired the assets of two retail propane companies; Smith Propane, with headquarters in La Crosse, Virginia and Peoples Gas and Appliance, with headquarters in Beaufont, South Carolina. In November 2003, we acquired the assets of another retail propane company, Pembroke Propane, with headquarters in Pembroke, Georgia. In December 2003, we acquired certain assets of two retail propane companies in the southeast. These six companies generated revenue during the 12 months ended September 30, 2003, of less than 10% of our consolidated revenue during fiscal 2003, and represents less than 10% of consolidated assets and partners’ capital.

The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, operating income is highest when customers purchase propane during the six-month peak heating season of October through March, and we generally experience net losses from April through September. During the quarter ended December 31, 2003, the weather was approximately 14% warmer in our retail areas of operations as compared to the quarter ended December 31, 2002, and approximately 10% warmer than normal.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. During the quarter ended December 31, 2003, we increased our average retail margin per gallon by 9% over the same period in 2002.

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services. We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. In October 2003, we expanded our wholesale and supply operations by acquiring Inergy Services, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe Inergy Services complements our existing U.S. and Canadian wholesale and supply operations. Our wholesale profit margin during the quarter ended December 31, 2003 was $5.3 million, an increase from the same period in 2002 of $2.2 million. This increase was primarily attributable to our Inergy Services acquisition, and growth of our existing wholesale operations.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Volume. During the three months ended December 31, 2003, we sold 42.5 million retail gallons of propane, an increase of 15% over the 36.9 million retail gallons sold during the same three-month period in 2002. The increase in retail sales volume was principally due to acquisitions, partially offset by lower retail gallon sales at existing locations as a result of weather in the current year’s quarter that was approximately 14% warmer than the prior year’s quarter in our retail areas of operations.

Wholesale gallons delivered during the three months ended December 31, 2003 was 110.3 million gallons, as compared to 97.8 million gallons during the same three-month period in 2002. This increase was primarily attributable to expansion of our existing wholesale operations.

Revenues. Revenues in the three months ended December 31, 2003 were $132.6 million, an increase from $109.7 million during the same period in 2002.

Revenues from retail sales were $62.3 million (after elimination of sales to our wholesale operations) in the three months ended December 31, 2003, an increase from $49.5 million during the same three-month period in 2002. This increase was primarily attributable to acquisition-related volume and higher selling prices of propane, as the result of the higher cost of propane. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $70.3 million (after elimination of sales to our retail operations) in the three months ended December 31, 2003, compared to $60.2 million during the same three-month period in 2002. This increase was primarily attributable to our Inergy Services acquisition and the volume increase generated in our wholesale operations.

Cost of Product Sold. Cost of product sold in the three months ended December 31, 2003 was $95.5 million, compared to $81.6 million in the same period in 2002. This increase was primarily attributable to an increase in retail acquisition-related volume, production costs associated with our Inergy Services acquisition, and wholesale volume.

Gross Profit. Retail gross profit was $31.8 million (after elimination of gross profit attributable to our wholesale operations) in the three months ended December 31, 2003 compared to $25.9 million during the same three-month period in 2002. This increase was primarily attributable to an increase in acquisition-related volume and an increase in margin per gallon. Wholesale gross profit was $5.3 million (after elimination of gross profit attributable to our retail operations) in the three months ended December 31, 2003 compared to $2.2 million in fiscal 2002. This increase was attributable to the Inergy Services acquisition, increased wholesale volumes as described above, and an increase in margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $20.3 million in the three months ended December 31, 2003 as compared to $14.3 million in the same three-month period in 2002. This increase was primarily attributable to increased personnel and operating expenses as a result of acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $4.7 million in the three months ended December 31, 2003 from $3.4 million in the same three-month period in 2002, primarily as a result of acquisition activity.

Interest Expense. Interest expense increased to $2.9 million in the three month period ended December 31, 2003 as compared to $2.6 million in the same period of 2002. Interest expense increased primarily due to additional deferred financing costs and an increase in debt outstanding, partially offset by a decrease in interest rates.

Net Income. Net income increased to $9.4 million for the three months ended December 31, 2003 from $7.7 million in the same three-month period in 2002. Net income increased as a result of the accretive earnings associated with our retail acquisitions and our Inergy Services acquisition, an increase in our wholesale operations, partially offset by a decrease in retail propane gross profit from existing locations as a result of lesser retail gallons associated with the warmer weather.

EBITDA. For the three months ended December 31, 2003, income before interest, taxes, depreciation and amortization was $17.0 million compared to $13.8 million in the same period in 2002. EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. EBITDA is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of our fundamental business activities. We believe that the presentation of EBITDA is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, we believe that EBITDA provides useful information to our investors for trending, analyzing and benchmarking our operating results as compared to other companies that may have different financing and capital structures. The presentation of EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight to our operating results.

	Three Months Ended December 31,
	2003	2002
	(in thousands)
EBITDA:
Net income	$9,370	$7,716
Interest expense, net	2,896	2,640
Provision for income taxes	31	50
Depreciation and amortization	4,718	3,361

EBITDA	$17,015	$13,767

Liquidity and Sources of Capital

Cash flows used in operating activities of $4.7 million in the three months ended December 31, 2003 consisted primarily of: net income of $9.4 million, net non-cash charges of $5.3 million (principally related to depreciation and amortization of $4.7 million), and a decrease in cash flows of $19.4 million associated with the changes in operating assets and liabilities, including assets and liabilities from price risk management activities. The use of cash associated with the changes in operating assets and liabilities is primarily due to the $40.8 million increase in accounts receivable and $6.1 million increase in propane inventory, partially offset by an increase of $28.7 million in accounts payable. These changes are attributable to the seasonal nature of our business and our retail and wholesale growth. Cash flows provided by operations of $13.0 million in the same three-month period of 2002 consisted primarily of net income of $7.7 million, net non-cash charges of $4.0 million (principally related to depreciation and amortization of $3.4 million) and $1.3 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities in the 2002 period was due primarily to the $16.2 million reduction in inventory and $13.2 million increase in accounts payable, partially offset by the $26.0 million increase in accounts receivable. Net cash used in operating activities during the quarter ended December 31, 2003 exceeded the same period in 2002 by $17.7 million, due primarily to a $6.1 million increase in inventories during the first fiscal quarter of 2003 as compared to $16.2 million reduction in inventories in the same period of 2002. The primary reasons for the inventory differences were the lesser relative gallon sales for the size of the company due to the warmer weather in the quarter ended December 31, 2003 versus the quarter ended December 31, 2002; and we began the prior year’s quarter with a greater volume of propane inventory on hand as compared to the current year’s quarter, resulting in a net build of inventory in the current year quarter versus a net use of inventory in the prior year quarter.

Cash used in investing activities was $17.6 million in the three months ended December 31, 2003 as compared to $15.0 million in the same period of 2002. Investing activities during the three months ended December 31, 2003 included a use of cash of $14.9 million for the acquisitions of EOTT Energy, L.P.’s West Coast NGL business and five retail propane companies, and $3.4 million of purchases of property, plant and equipment. Investing activities in the 2002 period included a use of cash of $13.5 million, for the acquisitions of three retail companies and $1.5 million of purchases of property, plant and equipment.

Cash provided by financing activities was $25.4 million in the three months ended December 31, 2003, compared to $4.4 million in cash provided by financing activities in the same period of 2002. Cash provided by financing activities in 2003 included net borrowings of $33.2 million compared to net borrowings of $10.0 million in 2002, under long-term debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility. Cash paid as distributions to unitholders was $7.8 million and $5.6 million in the three months ended 2003 and 2002, respectively.

The following table summarizes our company’s long-term debt and operating lease obligations as of December 31, 2003 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$164,118	$30,359	$46,295	$61,683	$25,781
Future minimum lease payments under noncancelable operating leases	10,755	2,926	4,306	3,019	504
Standby letters of credit	5,401	5,401	–	–	–

In January and February 2004, Inergy issued 3,625,000 common units in a follow-on offering, resulting in proceeds of approximately $83.3 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $18.0 million. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

The following table summarizes the change in the unrealized fair value of our propane contracts related to our risk management activities for the three months ended December 31, 2003 where settlement has not yet occurred (in thousands of dollars):

Three Months Ended December 31, 2003
Net unrealized gains in fair value of contracts outstanding at beginning of period	$3,104
Other unrealized losses recognized	(4,175)
Less: realized gains recognized	717

Net unrealized losses in fair value of contracts outstanding at December 31, 2003	$(354)

Of the outstanding unrealized loss as of December 31, 2003, contracts with a maturity of less than one year totaled $(0.4) million, and contracts maturing in excess of one year totaled less than $0.1 million.

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

Description of Credit Facility

Effective July 2003, Inergy executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $50 million revolving working capital facility and a $150 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is guaranteed by Inergy, L.P. and its subsidiary.

This credit agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of 3.15% to 4.00% at December 31, 2003. At December 31, 2003, borrowings outstanding under the credit facility were $74.6 million, including $33.3 million under the revolving working capital facility. Of the outstanding credit facility balance of $74.6 million, $45.3 million is classified as long term in the accompanying 2003 consolidated balance sheet. At February 2, 2004, the borrowings outstanding under the credit facility were $79.7 million, including $11.6 million under the revolving working capital facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2003, we had floating rate obligations totaling approximately $74.6 million for amounts borrowed under our credit agreement and an additional $35.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Our operating company has five interest rate swap agreements designed to hedge $35.0 million of our fixed rate senior secured notes, in order to manage interest rate risk exposure and attempt to reduce overall interest expense. The swap agreements, which expire on the same dates as the maturity dates of the related senior secured notes, require the counterparties to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, our operating company is required to make quarterly floating interest rate payments on the same dates to the counterparties based on an annual interest rate equal to the 3 month LIBOR interest rate plus an average spread of approximately 5.00% applied to the same notional amount of $35.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At December 31, 2003, we have recognized the approximate $0.7 million increase in the fair market value of the related senior secured notes with a corresponding increase in the fair value of its interest rate swaps, which is recorded in other non-current assets. Approximately $0.5 million decrease in value of the amount related to the three months ended December 31, 2003.

If the floating rate were to increase by 100 basis points from December 2003 levels, our interest expense would increase by a total of approximately $1.1 million per year.

Propane Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities are propane retailers, resellers and consumers and energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of December 31, 2003 and September 30, 2003 include fixed price payor for 3.5 million and 3.0 million barrels of propane, respectively, and fixed price receiver for 4.4 million and 4.8 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of December 31, 2003, and September 30, 2003 was assets of $15.0 million and $8.9 million related primarily to propane, respectively, and liabilities of $15.4 million and $5.8 million related primarily to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.2 million change in the market value of the contracts as there were approximately 3.8 million gallons of net unbalanced positions at December 31, 2003.

Item 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2003. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

In January and February 2004, Inergy issued 3,625,000 common units in a follow-on offering, resulting in proceeds of approximately $83.3 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $18.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P.

10.1	Amended and Restated Inergy Unit Purchase Plan.

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Inergy filed three reports on Form 8-K pertaining to the three months ended December 31, 2003:

Form 8-K/A dated October 14, 2003, was filed disclosing the acquisition of substantially all of the propane assets of United Propane, Inc. of Millersville, Maryland.

Form 8-K dated November 21, 2003, was filed regarding the issuance of a press release reporting its fourth quarter 2003 financial results.

Form 8-K dated December 10, 2003, was filed disclosing a two-for-one split of its outstanding partnership units.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC (its managing general partner)

Date: February 13, 2004	By:	/s/ R. BROOKS SHERMAN, JR.

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)