Form 10-Q
period 2004-03-31
INERGY L P
filed 2004-05-14
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The following units were outstanding at May 1, 2004:

Common Units	14,669,822
Senior Subordinated Units	7,135,252
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	September 30, 2003

	(In Thousands)
Assets

Current assets:
Cash	$9,657	$3,528
Accounts receivable, less allowance for doubtful accounts of $1,348,000 and $997,000 at March 31, 2004 and September 30, 2003, respectively	60,241	21,841
Inventories	12,836	35,722
Prepaid expenses and other current assets	5,395	3,957
Assets from price risk management activities	8,189	8,905

Total current assets	96,318	73,953

Property, plant and equipment, at cost:
Land and buildings	14,954	14,265
Office furniture and equipment	9,408	8,614
Vehicles	26,596	21,986
Tanks and plant equipment	156,278	135,040

	207,236	179,905
Less accumulated depreciation	(29,313)	(22,704)

Property, plant and equipment, net	177,923	157,201

Intangible assets:
Covenants not to compete	10,285	8,752
Deferred financing costs	4,438	8,843
Customer accounts	63,303	59,951
Goodwill	66,864	64,546

	144,890	142,092
Less accumulated amortization	(13,467)	(12,383)

Intangible assets, net	131,423	129,709

Other	265	1,530

Total assets	$405,929	$362,393

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2004 (Unaudited)	September 30, 2003

	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$46,140	$22,733
Accrued expenses	10,550	11,919
Customer deposits	2,258	11,830
Liabilities from price risk management activities	4,624	5,801
Current portion of long-term debt	1,216	12,449

Total current liabilities	64,788	64,732

Long-term debt, less current portion	79,473	118,678

Partners’ capital:
Common unitholders (14,669,822 and 11,044,822 units issued and outstanding as of March 31, 2004 and September 2003, respectively)	211,306	129,168
Senior subordinated unitholders (7,135,252 units issued and outstanding)	46,238	46,842
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(238)	(141)
Non-managing general partner (2% interest)	4,362	3,114

Total partners’ capital	261,668	178,983

Total liabilities and partners’ capital	$405,929	$362,393

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Propane	$167,422	$153,450	$288,247	$257,492
Other	10,646	5,200	22,403	10,847

	178,068	158,650	310,650	268,339
Cost of product sold	127,748	118,113	223,213	199,664

Gross profit	50,320	40,537	87,437	68,675
Expenses:
Operating and administrative	20,188	17,073	40,487	31,384
Depreciation and amortization	4,958	3,374	9,676	6,735

Operating income	25,174	20,090	37,274	30,556

Other income (expense):
Interest expense, net	(1,471)	(2,496)	(4,367)	(5,136)
Write-off of deferred financing costs (Note 3)	(1,216)	—	(1,216)	—
Make whole premium charge (Note 3)	(17,949)	—	(17,949)	—
Swap value received (Note 3)	949	—	949	—
Gain (loss) on sale of property, plant and equipment	(325)	116	(279)	10
Finance charges	238	73	353	89
Other	42	22	78	52

Income before income taxes	5,442	17,805	14,843	25,571

Provision for income taxes	20	20	51	70

Net income	$5,422	$17,785	$14,792	$25,501

Partners’ interest information for the three and six months ended March 31, 2004 and 2003:
Non-managing general partners’ interest in net income	$109	$356	$296	$510

Limited partners’ interest in net income:
Common unit interest	$3,492	$8,788	$8,740	$12,500
Senior subordinated unit interest	1,569	7,368	4,960	10,651
Junior subordinated unit interest	252	1,273	796	1,840

Total limited partners’ interest in net income	$5,313	$17,429	$14,496	$24,991

Net income per limited partner unit:
Basic	$0.24	$1.11	$0.70	$1.61
Diluted	$0.23	$1.10	$0.68	$1.59

Weighted average limited partners’ units outstanding:
Basic	22,401	15,675	20,855	15,549
Diluted	22,877	15,902	21,320	15,754

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2003	$129,168	$46,842	$(141)	$3,114	$178,983
Net proceeds from issuance of common units	83,443	—	—	—	83,443
Contribution from non-managing general partner	—	—	—	1,790	1,790
Distributions	(10,047)	(5,565)	(893)	(838)	(17,343)
Comprehensive income:
Net income	8,740	4,960	796	296	14,792
Foreign currency translation	2	1	—	—	3

Comprehensive income					14,795

Balance at March 31, 2004	$211,306	$46,238	$(238)	$4,362	$261,668

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Operating activities
Net income	$14,792	$25,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,970	4,715
Amortization	2,706	2,020
Amortization of deferred financing costs	813	688
Provision for doubtful accounts	311	423
Write-off of deferred financing costs	1,216	—
Make whole premium charge	17,949
(Gain) loss on disposal of property, plant and equipment	279	(10)
Net asset (liabilities) from price risk management activities	(461)	(6,025)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(36,800)	(23,648)
Inventories	23,524	32,352
Prepaid expenses and other current assets	(1,433)	2,717
Other assets	—	(4)
Accounts payable	20,984	11,158
Accrued expenses	(3,643)	168
Customer deposits	(9,573)	(6,968)

Net cash provided by operating activities	37,634	43,087

Investing activities
Acquisitions, net of cash acquired	(25,522)	(13,906)
Purchases of property, plant and equipment	(6,449)	(2,698)
Deferred financing and acquisition costs incurred	(48)	(103)
Proceeds from sale of property, plant and equipment	1,176	319

Net cash used in investing activities	(30,843)	(16,388)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Financing activities
Proceeds from issuance of long-term debt	$202,061	$84,827
Principal payments on long-term debt	(252,667)	(117,123)
Payment of make whole premium charge	(17,949)	—
Contribution from non-managing general partner	1,790	509
Net proceeds from issuance of Common Units	83,443	23,372
Distributions	(17,343)	(11,249)

Net cash used in financing activities	(665)	(19,664)

Effect of foreign exchange rate changes on cash	3	—

Net increase in cash	6,129	7,035
Cash at beginning of period	3,528	2,088

Cash at end of period	$9,657	$9,123

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,657	$4,754

Supplemental schedule of noncash investing and financing activities

Acquisition of NGL business through the issuance of obligations	$1,970	$—

Additions to covenants not to compete through the issuance of noncompete obligations	$1,432	$1,083

Increase (decrease) in the fair value of senior secured notes and the related interest rate swap	$(316)	$498

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Company”) include the accounts of the Company and its subsidiary Inergy Propane, LLC which, collectively, are referred to as “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, LLC (“Holdings”), owns the Non-Managing General Partner interest representing a 2% unsubordinated general partner’s interest in the Company. Inergy GP, LLC, (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Basis of Presentation

The financial information as of March 31, 2004 and for the three-month and six-month periods ended March 31, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2004 and 2003 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiary and the notes thereto included in Form 10-K/A as filed with the Securities and Exchange Commission for the year ended September 30, 2003.

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. At March 31, 2004, the fair value of approximately 6.4 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $0.1 million recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133. The fair value of derivatives not designated as hedges are determined based on quoted market prices, current transactions or similar commodities with similar counterparties, or other calculations based on observable market inputs.

During the three months and six months ended March 31, 2004, Inergy recognized a net loss of $0.1 million and a net gain of $0.1 million, respectively, related to the ineffective portion of its hedging instruments and net losses of $0.2 million and $0.0 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness.

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

Expense Classification

Cost of products sold includes the actual cost of propane and other fuels, merchandise, production costs associated with our gas processing plant, and compensation and fuel costs associated with our transportation business. Operating and administrative expenses include all corporate and wholesale operating expenses, and all costs incurred to deliver products to our retail customers, including all retail branch operating expenses.

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

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts, as discussed above, in which case the inventories are marked to market. Wholesale propane inventories being hedged and carried at market were $3.9 million and $28.9 million at March 31, 2004 and September 30, 2003, respectively.

Inventories consist of (in thousands):

	March 31, 2004	September 30, 2003
Propane gas and other liquids	$9,107	$32,247
Appliances, parts and supplies	3,729	3,475

	$12,836	$35,722

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Numerator:
Net income	$5,422	$17,785	$14,792	$25,501
Less: Non-Managing General Partner’s interest in net income	109	356	296	510

Limited partners’ interest in net income – basic and diluted	$5,313	$17,429	$14,496	$24,991

Denominator:
Weighted average limited partners’ units outstanding – basic	22,401	15,675	20,855	15,549
Effect of dilutive unit options outstanding	476	227	465	205

Weighted average limited partners’ units outstanding – dilutive	22,877	15,902	21,320	15,754

Net income per limited partner unit:
Basic	$0.24	$1.11	$0.70	$1.61

Diluted	$0.23	$1.10	$0.68	$1.59

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three and six month periods ended March 31, 2004 and 2003 is as follows (in thousands, except per unit data):

	Three Month Ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income as reported	$5,422	$17,785	$14,792	$25,501
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	52	21	111	66

Pro forma net income	$5,370	$17,764	$14,681	$25,435

Pro forma limited partners’ interest in net income for the three and six month periods ended March 31, 2004 and 2003	$5,261	$17,408	$14,385	$24,925

Net income per limited partner unit:
Basic – as reported	$0.24	$1 11	$0.70	$1.61
Basic – pro forma	$0.23	$1.11	$0.69	$1.60
Pro forma net income per limited partner unit:
Diluted – as reported	$0.23	$1.10	$0.68	$1.59
Diluted – pro forma	$0.23	$1.09	$0.67	$1.58

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended March 31, 2003 to conform to the three and six months ended March 31, 2004.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Credit agreement:
Working Capital Facility	$—	$15,500
Acquisition Facility	75,939	25,524
Senior secured notes (including interest rate swap liability)	—	86,265
Obligations under noncompetition agreements and notes to former owners of businesses acquired	4,746	3,833
Other	4	5

	80,689	131,127
Less current portion	1,216	12,449

	$79,473	$118,678

Effective in July 2003, Inergy Propane, LLC executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $50 million revolving working capital facility and a $150 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is also guaranteed by Inergy, L.P.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2003, has been classified as a long-term liability in the accompanying consolidated balance sheets. There was no balance outstanding on the working capital facility at March 31, 2004. At March 31, 2004 and September 30, 2003, the balance outstanding under this amended credit facility was $75.9 million and $41.0 million, respectively, including $0 million and $15.5 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.12% and 4.00% at March 31, 2004, and between 3.11% and 4.00% at September 30, 2003, for all outstanding debt under the credit agreement.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In June 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consisted of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility. The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The make whole premium charge of $17.9 million has been recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

The credit agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $113.8 million and $154.9 million at March 31, 2004 and September 30, 2003, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending March 31 and thereafter, are as follows, in thousands of dollars:

2005	$1,216
2006	665
2007	76,570
2008	1,156
2009	542
Thereafter	540

$80,689

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In August 2002, the Operating Company entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements scheduled to mature in June 2007, June 2008, and June 2009 each designed to hedge $5 million in underlying fixed rate senior secured notes. These swap agreements, which were scheduled to expire on the same dates as the maturity dates of the related senior secured notes, required the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company was required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus spreads between 4.83% and 5.02% applied to the same notional amount of $35 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. The Partnership recognized the approximate $1.3 million increase in the fair market value of the related senior secured notes at September 30, 2003, with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other non-current assets. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

Note 4 – Two-for-One Unit Split

On December 10, 2003, the Board of Directors of the Managing General Partner declared a two-for-one split of the outstanding common and subordinated units. The split entitled unitholders of record at the close of business on January 2, 2004 to receive one additional unit for each unit held as of such date. The distribution was made on January 12, 2004. The effect of the split was to double the number of all outstanding units and to reduce by half the minimum quarterly per unit distribution and the targeted distribution levels. All common and subordinated unit amounts and per unit amounts have been restated to reflect the two-for-one split.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Quarterly Distributions of Available Cash

On February 13, 2004, a quarterly distribution of $0.395 per limited partner unit was paid to its unitholders of record on February 6, 2004 with respect to the first fiscal quarter of 2004, which totaled $9.6 million. Inergy will distribute $0.405 per limited partner unit on May 14, 2004 to unitholders of record on May 7, 2004, for a total distribution of $9.9 million with respect to its second fiscal quarter of 2004.

On February 14, 2003, a quarterly distribution of $0.3575 per limited partner unit was paid to its unitholders of record on February 7, 2003 with respect to the first fiscal quarter of 2003, which totaled $5.7 million. Inergy distributed $0.365 per limited partner unit on May 15, 2003 to unitholders of record on May 8, 2003, for a total distribution of $6.4 million with respect to its second fiscal quarter of 2003.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At March 31, 2004, the total of these firm purchase commitments was approximately $61.2 million.

At March 31, 2004, Inergy was contingently liable for letters of credit outstanding totaling $10.3 million, which guarantee various transactions.

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

The following segment information is presented in thousands of dollars:

	Three Months Ended March 31, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$92,339	$134,107	$(48,378)	$178,068
Gross profit	44,125	6,195	—	50,320
Identifiable assets	30,691	42,386	—	73,077

	Three Months Ended March 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$78,196	$118,272	$(37,818)	$158,650
Gross profit	36,495	4,766	(724)	40,537
Identifiable assets	25,118	20,808	—	45,926

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Six Months Ended March 31, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$156,718	$229,789	$(75,857)	$310,650
Gross profit	75,941	12,106	(610)	87,437
Identifiable assets	30,691	42,386	—	73,077

	Six Months Ended March 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$129,580	$194,599	$(55,840)	$268,339
Gross profit	62,404	7,265	(994)	68,675
Identifiable assets	25,118	20,808	—	45,926

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Subsequent Events

Effective in April 2004, Inergy acquired the assets of two retail propane companies, Hometown Propane Gas located in Central Arkansas and Gaylord Gas, Inc. located in Michigan. In May of 2004, Inergy acquired the assets of Burnwell Gas Corporation, and affiliates Sullivan County Gas Service, Inc. and Sarpol Gas Corporation located in the Hudson Valley area of New York. These three acquisitions represent less than 10% of our consolidated revenues, consolidated assets and partners’ capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Inergy should be read in conjunction with the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements include, but are not limited to, statements that: (i) we believe entering the mid-stream gas processing and natural gas liquids (NGL) business complements our existing operations and (ii) we believe the sufficiency of cash received from operations and borrowings will meet our foreseeable liquidity needs. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We have grown primarily through acquisitions of retail propane companies, and to a lesser extent, through internal growth. In October 2003, we acquired from Link Energy, LLC (formerly known as EOTT Energy, L.P.) its west coast NGL business (Inergy Services), which includes gas processing, fractionation, above-ground NGL storage, truck and rail distribution facilities, and a NGL transportation fleet all located in south central California. In October 2003, we also acquired the assets of two retail propane companies; Smith Propane, with headquarters in La Crosse, Virginia and Peoples Gas and Appliance, with headquarters in Beaufont, South Carolina. In November 2003, we acquired the assets of another retail propane company, Pembroke Propane, with headquarters in Pembroke, Georgia. In December 2003, we acquired certain assets of two retail propane companies in the southeast. These six companies generated revenue during the 12 months ended September 30, 2003, of less than 10% of our consolidated revenue during fiscal 2003, and represents less than 10% of consolidated assets and partners’ capital.

In January 2004, we acquired the assets of a retail propane company, Dorsey Propane Gas Company, with headquarters in Nashville, Georgia. In February 2004, we acquired the assets of a retail propane company, Direct Propane Inc., with headquarters in Norristown, Pennsylvania. In March 2004, we acquired the assets of two more retail propane companies; Premier Propane, LLC, with headquarters in Richmond, Virginia and Hancock Gas Company, Inc., with headquarters in Scotland Neck, North Carolina. These four retail propane companies acquired in the three-months ended March 31, 2004 represent less than 10% of our consolidated revenues, consolidated assets and partners’ capital.

The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, operating income is highest when customers purchase propane during the six-month peak heating season of October through March, and we generally experience net losses from April through September. During the three-months and six-months ended March 31, 2004 the weather was approximately 8% and 11% warmer in our retail areas of operations as compared to the same periods in 2003, respectively.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. During the three-months and six-months ended March 31, 2004, we increased our average margin per gallon by 9% over the same periods in 2003.

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services. We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. In October 2003, we expanded our wholesale and supply operations by acquiring from Link Energy, LLC (formerly known as EOTT Energy, L.P.) its west coast NGL business (Inergy Services), which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe Inergy Services complements our existing U.S. and Canadian wholesale and supply operations. Our wholesale profit margin during the three-months and six-months ended March 31, 2004 was $6.2 million and $11.5 million, respectively, an increase from $4.1 million and $6.3 million in the same periods of 2003. This increase was primarily attributable to our Inergy Services acquisition.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Volume. During the three months ended March 31, 2004, we sold 56.7 million retail gallons of propane, an increase of 14% over the 49.6 million retail gallons sold during the same three-month period in 2003. The increase in retail sales volume was principally due to acquisitions, partially offset by lower retail gallon sales at existing locations as a result of weather in the current year’s quarter that was approximately 8% warmer than the prior year’s quarter in our retail areas of operations.

Wholesale gallons delivered during the three months ended March 31, 2004 was 126.1 million gallons, as compared to 108.5 million gallons during the same three-month period in 2003. This increase was primarily attributable to expansion of our existing wholesale operations.

Revenues. Revenues in the three months ended March 31, 2004 were $178.1 million, an increase from $158.7 million during the same period in 2003.

Revenues from retail sales were $89.7 million (after elimination of sales to our wholesale operations) in the three months ended March 31, 2004, an increase of 19% from $74.9 million during the same three-month period in 2003. This increase was primarily attributable to acquisition-related volume and higher selling prices of propane, as a result of the higher cost of propane. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $88.4 million (after elimination of sales to our retail operations) in the three months ended March 31, 2004, compared to $83.8 million during the same three-month period in 2003. This increase was primarily attributable to our Inergy Services acquisition and the volume increase generated in our wholesale propane operations.

Cost of Product Sold. Cost of product sold in the three months ended March 31, 2004 was $127.7 million, compared to $118.1 million in the same period in 2003. This increase was primarily attributable to an increase in retail acquisition-related volume, production costs associated with our Inergy Services acquisition, and wholesale volume.

Gross Profit. Retail gross profit was $44.1 million (after elimination of gross profit attributable to our wholesale operations) in the three months ended March 31, 2004 compared to $36.5 million during the same three-month period in 2003. This increase was primarily attributable to an increase in acquisition-related volume and an increase in margin per gallon. Wholesale gross profit was $6.2 million (after elimination of gross profit attributable to our retail operations) in the three months ended March 31, 2004 compared to $4.1 million in fiscal 2003. This increase was primarily attributable to the Inergy Services acquisition and increased wholesale volumes partially offset by a decrease in margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $20.2 million in the three months ended March 31, 2004 as compared to $17.1 million in the same three-month period in 2003. This increase was primarily attributable to increased personnel and operating expenses as a result of acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $5.0 million in the three months ended March 31, 2004 from $3.4 million in the same three-month period in 2003, primarily as a result of acquisition activity.

Interest Expense. Interest expense decreased to $1.5 million in the three month period ended March 31, 2004 as compared to $2.5 million in the same period of 2003. Interest expense decreased primarily due to a decrease in debt outstanding including the January 2004 early retirement of the $85.0 million senior secured notes, and lower average interest rates in 2004 as compared to 2003.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In January 2004, we repaid in full our $85.0 million senior secured notes, before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make-whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Net Income. Net income decreased to $5.4 million for the three months ended March 31, 2004 from $17.8 million in the same three-month period in 2003. Net income decreased primarily as a result of the charges associated with the early repayment of the senior secured notes through an equity offering, offset partially by the accretive earnings associated with our retail acquisitions and our Inergy Services acquisition.

EBITDA. For the three months ended March 31, 2004, income before interest, taxes, depreciation and amortization was $30.1 million compared to $23.7 million in the same period in 2003.

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. In addition, the net charges associated with the early retirement of the senior secured notes are excluded in the determination of EBITDA. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. EBITDA is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of our fundamental business activities. We believe that the presentation of EBITDA is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, we believe that EBITDA provides useful information to our investors for trending, analyzing and benchmarking our operating results as compared to other companies that may have different financing and capital structures. The presentation of EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight to our operating results.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
EBITDA:
Net income	$5,422	$17,785
Interest expense, net	1,471	2,496
Write off of deferred financing costs	1,216	—
Make whole premium charge	17,949	—
Swap value received	(949)	—
Provision for income taxes	20	20
Depreciation and amortization	4,958	3,374

EBITDA	$30,087	$23,675

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Volume. During the six months ended March 31, 2004, we sold 99.2 million retail gallons of propane, an increase of 15% over the 86.4 million retail gallons sold during the same six-month period in 2003. The increase in retail sales volume was principally due to acquisitions, partially offset by lower retail gallon sales at existing locations as a result of weather in the six-month period ended March 31, 2004 that was approximately 11% warmer than the same period in 2003.

Wholesale gallons delivered during the six months ended March 31, 2004 was 236.3 million gallons, as compared to 206.3 million gallons during the same six-month period in 2003. This increase was primarily attributable to expansion of our existing wholesale operations.

Revenues. Revenues in the six months ended March 31, 2004 were $310.7 million, an increase from $268.3 million during the same period in 2003.

Revenues from retail sales were $152.0 million (after elimination of sales to our wholesale operations) in the six months ended March 31, 2004, an increase from $124.3 million during the same six-month period in 2003. This increase was primarily attributable to acquisition-related volume and higher selling prices of propane, as the result of higher cost of propane. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $158.6 million (after elimination of sales to our retail operations) in the six months ended March 31, 2004, compared to $144.0 million during the same six-month period in 2003. This increase was primarily attributable to our Inergy Services acquisition and the volume increase generated by our wholesale operations.

Cost of Product Sold. Cost of product sold in the six months ended March 31, 2004 was $223.2 million, compared to $199.7 million in the same period in 2003. This increase was primarily attributable to an increase in retail acquisition-related volume, production costs associated with our Inergy Services acquisition, and wholesale volume.

Gross Profit. Retail gross profit was $75.9 million (after elimination of gross profit attributable to our wholesale operations) in the six months ended March 31, 2004 compared to $62.4 million during the same six-month period in 2003. This increase was primarily attributable to an increase in acquisition-related volume and an increase in margin per gallon. Wholesale gross profit was $11.5 million (after elimination of gross profit attributable to our retail operations) in the six months ended March 31, 2004 compared to $6.3 million in fiscal 2003. This increase was attributable to the Inergy Services acquisition, increased wholesale volumes as described above, offset by a decrease in margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $40.5 million in the six months ended March 31, 2004 as compared to $31.4 million in the same six-month period in 2003. This increase was primarily attributable to increased personnel and operating expenses as a result of acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $9.7 million in the six months ended March 31, 2004 from $6.7 million in the same six-month period in 2003, primarily as a result of acquisition activity.

Interest Expense. Interest expense decreased to $4.4 million in the six month period ended March 31, 2004 as compared to $5.1 million in the same period of 2003. Interest expense decreased primarily due to a decrease in debt outstanding including the January 2004 early retirement of the $85.0 million senior secured notes, and lower average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make-whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the senior secured notes.

Net Income. Net income decreased to $14.8 million for the six months ended March 31, 2004 from $25.5 million in the same six-month period in 2003. Net income decreased primarily as a result of the charges associated with the early repayment of the senior secured notes through an equity offering, offset partially by the accretive earnings associated with our retail acquisitions and our Inergy Services acquisition.

EBITDA. For the six months ended March 31, 2004, income before interest, taxes, depreciation and amortization was $47.1 million compared to $37.4 million in the same period in 2003. EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. In addition, the net charges associated with the early retirement of the senior secured notes are excluded in the determination of EBITDA. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. EBITDA is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of our fundamental business activities. We believe that the presentation of EBITDA is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, we believe that EBITDA provides useful information to our investors for trending, analyzing and benchmarking our operating results as compared to other companies that may have different financing and capital structures. The presentation of EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight to our operating results.

	Six Months Ended March 31,
	2004	2003
	(in thousands)
EBITDA:
Net income	$14,792	$25,501
Interest expense, net	4,367	5,136
Write off of deferred financing costs	1,216	—
Make whole premium charge	17,949	—
Swap value received	(949)	—
Provision for income taxes	51	70
Depreciation and amortization	9,676	6,735

EBITDA	$47,102	$37,442

Liquidity and Sources of Capital

Cash flows provided by operating activities of $37.6 million in the six months ended March 31, 2004 consisted primarily of: net income of $14.8 million, net non-cash charges of $12.0 million (principally related to depreciation and amortization of $9.7 million), a make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and a decrease in cash flows of $7.4 million associated with the changes in operating assets and liabilities, including assets and liabilities from price risk management activities. The use of cash associated with the changes in operating assets and liabilities is primarily due to the $36.8 million increase in accounts receivable and $13.2 million decrease in customer deposits and accrued expenses, partially offset by an increase of $21.0 million in accounts payable and a $23.5 million reduction in inventory. These changes are attributable to the seasonal nature of our business and our retail and wholesale growth. Cash flows provided by operations of $43.1 million in the same six-month period of 2003 consisted primarily of net income of $25.5 million, net non-cash charges of $7.8 million (principally related to depreciation and amortization of $6.7 million) and $9.8 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities in the 2003 period was due primarily to a $32.4 million reduction in propane inventory and an $11.2 million increase in accounts payable, partially offset by a $23.6 million increase in accounts receivable.

Cash used in investing activities was $30.8 million in the six months ended March 31, 2004 as compared to $16.4 million in the same period of 2003. Investing activities during the six months ended March 31, 2004 included a use of cash of $25.5 million for the acquisitions of EOTT Energy, L.P.’s west coast NGL business and nine retail propane companies, and $6.4 million of purchases of property, plant and equipment. Investing activities in the 2003 period included a use of cash of $13.9 million, for the acquisitions of three retail companies and $2.7 million of purchases of property, plant and equipment.

Cash used in financing activities was $0.7 million in the six months ended March 31, 2004, compared to $19.7 million used in the same period of 2003. Cash used in financing activities in 2004 included net payments of $50.6 million compared to net payments of $32.3 million in 2003, under long-term debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the early repayment in full of our senior secured notes during the three-months ended March 31, 2004. The early repayment of our senior secured notes resulted in a make whole premium payment to the lenders in the amount of $17.9 million. Cash paid as distributions to unitholders was $17.3 million and $11.2 million in the six months ended March 31, 2004 and 2003, respectively.

The following table summarizes our company’s long-term debt and operating lease obligations as of March 31, 2004 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$80,689	$1,216	$77,235	$1,698	$540

Future minimum lease payments under noncancelable operating leases	14,943	3,848	6,095	4,367	633

Standby letters of credit	10,298	10,298	—	—	—

In January and February 2004, Inergy issued 3,625,000 common units in a public offering, resulting in proceeds of approximately $83.4 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $17.9 million. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the three and six months ended March 31, 2004 where settlement has not yet occurred (in thousands of dollars):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(354)	$3,104
Initial recorded value of new contracts entered into during the period	2,723	2,723
Change in fair value of contracts attributable to market movement during the year	690	(3,486)
Realized losses recognized	506	1,224

Net unrealized gains in fair value of contracts outstanding at March 31, 2004	$3,565	$3,565

Of the outstanding unrealized gain as of March 31, 2004, all contracts had a maturity of less than one year.

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

This credit agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of 3.12% to 4.00% at March 31, 2004. At March 31, 2004, borrowings outstanding under the credit facility were $75.9 million, including $0.0 million under the revolving working capital facility. The entire outstanding credit facility balance of $75.9 million is classified as long term in the accompanying 2004 consolidated balance sheet. At May 3, 2004, the borrowings outstanding under the credit facility were $104.1 million, with no balance due under the revolving working capital facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2004, we had floating rate obligations totaling approximately $75.9 million for amounts borrowed under our credit agreement.

If the floating rate were to increase by 100 basis points from March 2004 levels, our interest expense would increase by a total of approximately $0.8 million per year.

Commodity Price, Market and Credit Risk

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of March 31, 2004 and September 30, 2003 include fixed price payor for 3.0 million and 3.0 million barrels of propane, respectively, and fixed price receiver for 3.1 million and 4.8 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of March 31, 2004, and September 30, 2003 was assets of $8.2 million and $8.9 million, respectively, and liabilities of $4.6 million and $5.8 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.2 million change in the market value of the contracts as there were approximately 2.8 million gallons of net unbalanced positions at March 31, 2004.

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2004. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

In January and February 2004, Inergy issued 3,625,000 common units in a follow-on offering, resulting in proceeds of approximately $83.4 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $17.9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P.

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Inergy filed three reports on Form 8-K pertaining to the three months ended March 31, 2004:

Form 8-K dated January 7, 2004, was filed disclosing the Balance Sheet of Inergy GP, LLC as of September 30, 2003; the Auditor’s Report dated November 14, 2003 on the Balance Sheet of Inergy CP, LLC as of September 30, 2003; and the Consent of Independent Auditors dated January 7, 2004.

Form 8-K dated January 8, 2004, was filed reporting the public offering of 1,750,000 (3,500,000 after the two-for-one unit split) common units and an option for the underwriters to purchase an additional 262,500 (525,000 after the two-for-one unit split) common units to the underwriter.

Form 8-K dated February 3, 2004, was filed regarding the issuance of a press release reporting its first quarter 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 14, 2004	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)