Form 10-Q
period 2004-06-30
INERGY L P
filed 2004-08-13
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The following units were outstanding at August 2, 2004:

Common Units	14,669,822
Senior Subordinated Units	7,135,252
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	September 30, 2003
	(In Thousands)
Assets

Current assets:
Cash	$8,009	$3,528
Accounts receivable, less allowance for doubtful accounts of $1,700,000 and $997,000 at June 30, 2004 and September 30, 2003, respectively	35,724	21,841
Inventories	25,358	35,722
Prepaid expenses and other current assets	5,761	3,957
Assets from price risk management activities	12,105	8,905

Total current assets	86,957	73,953

Property, plant and equipment, at cost:
Land and buildings	19,324	14,265
Office furniture and equipment	9,913	8,614
Vehicles	30,126	21,986
Tanks and plant equipment	171,286	135,040

	230,649	179,905
Less accumulated depreciation	(33,204)	(22,704)

Property, plant and equipment, net	197,445	157,201

Intangible assets:
Covenants not to compete	11,009	8,752
Deferred financing costs	5,282	8,843
Customer accounts	69,454	59,951
Goodwill	72,079	64,546

	157,824	142,092
Less accumulated amortization	(15,486)	(12,383)

Intangible assets, net	142,338	129,709

Other	222	1,530

Total assets	$426,962	$362,393

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2004 (Unaudited)	September 30, 2003
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$43,136	$22,733
Accrued expenses	14,985	11,919
Customer deposits	4,642	11,830
Liabilities from price risk management activities	9,425	5,801
Current portion of long-term debt	1,379	12,449

Total current liabilities	73,567	64,732

Long-term debt, less current portion	111,629	118,678

Partners’ capital:
Common unitholders (14,669,822 and 11,044,822 units issued and outstanding as of June 30, 2004 and September 2003, respectively)	199,431	129,168
Senior subordinated unitholders (7,135,252 units issued and outstanding)	39,979	46,842
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(1,242)	(141)
Non-managing general partner (2% interest)	3,598	3,114

Total partners’ capital	241,766	178,983

Total liabilities and partners’ capital	$426,962	$362,393

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Propane	$57,540	$35,331	$345,787	$292,823
Other	12,175	4,150	34,578	14,998

	69,715	39,481	380,365	307,821

Cost of product sold	52,728	28,414	275,941	228,078

Gross profit	16,987	11,067	104,424	79,743
Expenses:
Operating and administrative	20,027	12,057	60,514	43,441
Depreciation and amortization	5,591	3,362	15,267	10,097

Operating income (loss)	(8,631)	(4,352)	28,643	26,205

Other income (expense):
Interest expense, net	(1,443)	(2,263)	(5,810)	(7,399)
Write-off of deferred financing costs (Note 3)	—	—	(1,216)	—
Make whole premium charge (Note 3)	—	—	(17,949)	—
Swap value received (Note 3)	—	—	949	—
Gain (loss) on sale of property, plant and equipment	143	(96)	(136)	(86)
Finance charges	238	147	591	236
Other	6	48	84	99

Income (loss) before income taxes	(9,687)	(6,516)	5,156	19,055

Provision for income taxes	113	32	164	102

Net income (loss)	$(9,800)	$(6,548)	$4,992	$18,953

Partners’ interest information for the three and nine months ended June 30, 2004 and 2003:
Non-managing general partners’ interest in net income (loss)	$(196)	$(131)	$100	$379

Limited partners’ interest in net income (loss):
Common unit interest	$(5,728)	$(3,489)	$3,012	$9,576
Senior subordinated unit interest	(3,340)	(2,497)	1,620	7,672
Junior subordinated unit interest	(536)	(431)	260	1,326

Total limited partners’ interest in net income (loss)	$(9,604)	$(6,417)	$4,892	$18,574

Net income (loss) per limited partner unit:
Basic	$(0.42)	$(0.38)	$0.23	$1.16
Diluted	$(0.42)	$(0.38)	$0.22	$1.14

Weighted average limited partners’ units outstanding:
Basic	22,950	17,032	21,551	16,044
Diluted	22,950	17,032	22,011	16,276

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2003	$129,168	$46,842	$(141)	$3,114	$178,983
Net proceeds from issuance of common units	83,290	—	—	—	83,290
Contribution from non-managing general partner	—	—	—	1,790	1,790
Distributions	(15,988)	(8,456)	(1,357)	(1,404)	(27,205)
Comprehensive income:
Net income	3,012	1,620	260	100	4,992
Foreign currency translation	(51)	(27)	(4)	(2)	(84)

Comprehensive income					4,908

Balance at June 30, 2004	$199,431	$39,979	$(1,242)	$3,598	$241,766

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Operating activities
Net income	$4,992	$18,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,925	7,116
Amortization	4,342	2,981
Amortization of deferred financing costs	1,197	1,045
Provision for doubtful accounts	484	619
Write-off of deferred financing costs	1,216	—
Make whole premium charge	17,949	—
(Gain) loss on disposal of property, plant and equipment	136	86
Net asset (liabilities) from price risk management activities	424	(4,476)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,543)	(5,651)
Inventories	11,524	22,391
Prepaid expenses and other current assets	(1,792)	1,594
Other assets	43	(4)
Accounts payable	15,195	(2,340)
Accrued expenses	768	984
Customer deposits	(7,238)	(5,349)

Net cash provided by operating activities	49,622	37,949

Investing activities
Acquisitions, net of cash acquired	(56,698)	(19,804)
Purchases of property, plant and equipment	(10,005)	(3,902)
Deferred financing and acquisition costs incurred	(901)	(577)
Proceeds from sale of property, plant and equipment	1,572	490

Net cash used in investing activities	(66,032)	(23,793)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Financing activities
Proceeds from issuance of long-term debt	$268,138	$102,995
Principal payments on long-term debt	(287,089)	(123,355)
Payment of make whole premium charge	(17,949)	—
Contribution from non-managing general partner	1,790	511
Net proceeds from issuance of common units	83,290	23,350
Distributions	(27,205)	(17,685)

Net cash provided by (used in) financing activities	20,975	(14,184)

Effect of foreign exchange rate changes on cash	(84)	6

Net increase (decrease) in cash	4,481	(22)
Cash at beginning of period	3,528	2,088

Cash at end of period	$8,009	$2,066

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,773	$6,531

Supplemental schedule of noncash investing and financing activities

Acquisition of NGL business through the issuance of obligations	$1,970	$—

Acquisition of retail propane company through the issuance of common units	$—	$100

Additions to covenants not to compete through the issuance of noncompete obligations	$2,096	$1,243

Increase (decrease) in the fair value of senior secured notes and the related interest rate swap	$(316)	$1,373

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

Basis of Presentation

The financial information as of June 30, 2004 and for the three-month and nine-month periods ended June 30, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and nine-month periods ended June 30, 2004 and 2003 are not indicative of the results of operations that may be expected for the entire year.

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. At June 30, 2004, the fair value of approximately 21.5 million gallons of propane inventory was being hedged by various commodity derivatives with a fair value of $1.3 million recorded as a liability from price risk management activities in accordance with Inergy’s hedging strategies. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133. The fair value of derivatives not designated as hedges are determined based on quoted market prices, current transactions or similar commodities with similar counterparties, or other calculations based on observable market inputs.

During the three months and nine months ended June 30, 2004, Inergy recognized a net loss of $0.1 million and a net gain of $0.0 million, respectively, related to the ineffective portion of its hedging instruments and net losses of $0.2 million related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness.

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

Revenue Recognition

Sales of propane and other liquids are recognized at the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

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

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts, as discussed above, in which case the inventories are marked to market. Wholesale propane inventories being hedged and carried at market were $14.8 million and $28.9 million at June 30, 2004 and September 30, 2003, respectively.

Inventories consist of (in thousands):

	June 30, 2004	September 30, 2003
Propane gas and other liquids	$21,528	$32,247
Appliances, parts and supplies	3,830	3,475

	$25,358	$35,722

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Income Per Unit

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. All limited partnership units and per limited partner unit amounts have been restated to reflect the two-for-one split which was effective January 12, 2004. See Note 4, Two-For-One Unit Split. The following table presents the calculation of basic and dilutive net income (loss) per limited partner unit (in thousands, except per unit data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(9,800)	$(6,548)	$4,992	$18,953
Less: Non-Managing General Partner’s interest in net income (loss)	(196)	(131)	100	379

Limited partners’ interest in net income (loss) – basic and diluted	$(9,604)	$(6,417)	$4,892	$18,574

Denominator:
Weighted average limited partners’ units outstanding – basic	22,950	17,032	21,551	16,044
Effect of dilutive unit options outstanding	—	—	460	232

Weighted average limited partners’ units outstanding – dilutive	22,950	17,032	22,011	16,276

Net income (loss) per limited partner unit:
Basic	$(0.42)	$(0.38)	$0.23	$1.16

Diluted	$(0.42)	$(0.38)	$0.22	$1.14

As the effects of including the incremental units associated with options are antidilutive for the quarters ended June 30, 2004 and 2003, both basic earnings per unit and diluted earnings per unit reflect the same calculation. Weighted average antidilutive unit options outstanding totaled 453,472 and 286,932 for the quarters ended June 30, 2004 and 2003, respectively.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three and nine month periods ended June 30, 2004 and 2003 is as follows (in thousands, except per unit data):

	Three Month Ended June 30,		Nine Months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(9,800)	$(6,548)	$4,992	$18,953
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	55	45	166	111

Pro forma net income (loss)	$(9,855)	$(6,593)	$4,826	$18,842

Pro forma limited partners’ interest in net income (loss) for the three and nine month periods ended June 30, 2004 and 2003	$(9,659)	$(6,462)	$4,726	$18,463

Net income (loss) per limited partner unit:
Basic – as reported	$(0.42)	$(0.38)	$0.23	$1.16
Basic – pro forma	$(0.42)	$(0.38)	$0.22	$1.15
Pro forma net income (loss) per limited partner unit:
Diluted – as reported	$(0.42)	$(0.38)	$0.22	$1.14
Diluted – pro forma	$(0.42)	$(0.38)	$0.22	$1.13

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended June 30, 2003 to conform to the three and nine months ended June 30, 2004.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2004	September 30, 2003

Credit agreement:
Working Capital Facility	$129	$15,500
Acquisition Facility	107,604	25,524
Senior secured notes (including interest rate swap liability)	—	86,265
Obligations under noncompetition agreements and notes to former owners of businesses acquired	5,272	3,833
Other	3	5

	113,008	131,127
Less current portion	1,379	12,449

	$111,629	$118,678

Effective in May 2004, Inergy Propane, LLC executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $75 million revolving working capital facility and a $225 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is also guaranteed by Inergy, L.P.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2003 and the $0.1 million balance at June 30, 2004, have been classified as long-term liabilities in the accompanying consolidated balance sheets. At June 30, 2004 and September 30, 2003, the total balance outstanding under this Amended Facility was $107.7 million and $41.0 million, respectively, including $0.1 million and $15.5 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.15% and 4.00% at June 30, 2004, and between 3.11% and 4.00% at September 30, 2003, for all outstanding debt under the credit agreement.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In June 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consisted of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility. The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

The Amended Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Amended Facility amounted to $188.2 million and $154.9 million at June 30, 2004 and September 30, 2003, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending June 30 and thereafter, are as follows, in thousands of dollars:

2005	$1,379
2006	743
2007	108,349
2008	1,176
2009	609
Thereafter	752

$113,008

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In August 2002, Inergy Propane, LLC (the “Operating Company”) entered into two interest rate swap agreements scheduled to mature in June 2008 and June 2009, respectively, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements scheduled to mature in June 2007, June 2008, and June 2009, each designed to hedge $5 million in underlying fixed rate senior secured notes. These swap agreements, which were scheduled to expire on the same dates as the maturity dates of the related senior secured notes, required the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company was required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus spreads between 4.83% and 5.02% applied to the same notional amount of $35 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. Inergy, L.P. recognized the approximate $1.3 million increase in the fair market value of the related senior secured notes at September 30, 2003, with a corresponding increase in the fair value of its interest rate swaps, which was recorded in other non-current assets. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

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

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Quarterly Distributions of Available Cash

On May 14, 2004, a quarterly distribution of $0.405 per limited partner unit was paid to its unitholders of record on May 7, 2004 with respect to the second fiscal quarter of 2004, which totaled $9.9 million. Inergy distributed $0.415 per limited partner unit on August 13, 2004 to unitholders of record on August 6, 2004, for a total distribution of $10.2 million with respect to its third fiscal quarter of 2004.

Inergy distributed $0.365 per limited partner unit on May 15, 2003 to unitholders of record on May 8, 2003, for a total distribution of $6.4 million with respect to its second fiscal quarter of 2003. On August 14, 2003, Inergy distributed $0.375 per limited partner unit to its unitholders of record on August 7, 2003, for a total distribution of $7.5 million with respect to its third fiscal quarter of 2003.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At June 30, 2004, the total of these firm purchase commitments was approximately $78.2 million.

At June 30, 2004, Inergy was contingently liable for letters of credit outstanding totaling $4.1 million, which guarantee various transactions.

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

The following segment information is presented in thousands of dollars:

	Three Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$30,873	$49,205	$(10,363)	$69,715
Gross profit	14,673	2,314	—	16,987
Identifiable assets	19,103	41,979	—	61,082

	Three Months Ended June 30, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$21,687	$25,756	$(7,962)	$39,481
Gross profit	10,694	373	—	11,067
Identifiable assets	14,698	23,355	—	38,053

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Nine Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$187,591	$278,994	$(86,220)	$380,365
Gross profit	90,613	14,421	(610)	104,424
Identifiable assets	19,103	41,979	—	61,082

	Nine Months Ended June 30, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$150,778	$220,354	$(63,311)	$307,821
Gross profit	73,099	7,638	(994)	79,743
Identifiable assets	14,698	23,355	—	38,053

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Subsequent Events

Effective in July 2004, Inergy acquired the assets of Highland Propane Company, an operating subsidiary of RGC Resources, Inc. Highland Propane, with headquarters in Roanoke, Virginia represents less than 10% of consolidated total assets and partners’ capital.

On August 13, 2004, 1,656,684 senior subordinated units converted on a one-for-one basis to common units. The conversion of senior subordinated units does not impact the amount of cash distributions paid or the total number of limited partnership units outstanding.

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

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We have grown primarily through acquisitions of retail propane companies. In October 2003, we acquired from Link Energy, LLC (formerly known as EOTT Energy, L.P.) its west coast NGL business (Inergy Services), which includes gas processing, fractionation, above-ground NGL storage, truck and rail distribution facilities, and a NGL transportation fleet all located in south central California. In October 2003, we also acquired the assets of two retail propane companies; Smith Propane, with headquarters in La Crosse, Virginia and Peoples Gas and Appliance, with headquarters in Beaufont, South Carolina. In November 2003, we acquired the assets of another retail propane company, Pembroke Propane, with headquarters in Pembroke, Georgia. In December 2003, we acquired certain assets of two retail propane companies in the southeast. These six companies generated revenue during the 12 months ended September 30, 2003, of less than 10% of our consolidated revenue during fiscal 2003, and represent less than 10% of consolidated assets and partners’ capital.

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

In April 2004, Inergy acquired the assets of two retail propane companies, Hometown Propane Gas located in central Arkansas and Gaylord Gas, Inc. located in Michigan. In May of 2004, Inergy acquired the assets of Burnwell Gas Corporation, and affiliates Sullivan County Gas Service, Inc. and Sarpol Gas Corporation located in the Hudson Valley area of New York. In June of 2004, we acquired the assets of Midland Gas Company, Inc., with headquarters in Sumter, South Carolina and the assets of Petersen Propane Company located in the greater Chicago, Illinois market. The retail companies acquired in the three-months ended June 20, 3004 represent less than 10% of our consolidated revenues, consolidated assets and partners’ capital.

The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, operating income is highest when customers purchase propane during the six-month peak heating season of October through March. The operating expenses incurred in the normal course of business with the acquisitions in the nine-months ended June 30, 2004, combined with the off season, as described above, have contributed to the increased net losses for the three-months ended June 30, 2004 as compared to the same period in 2003. We generally experience net losses in the six-month, off season of April through September. During the three-months and nine-months ended June 30, 2004 the weather was approximately 18% and 11% warmer in our retail areas of operations as compared to the same periods in 2003, respectively.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon over the long term in periods of rising costs.

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services. We engage in hedging transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. In October 2003, we expanded our wholesale and supply operations by acquiring from Link Energy, LLC (formerly known as EOTT Energy, L.P.) its west coast NGL business (Inergy Services), which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe Inergy Services complements our existing U.S. and Canadian wholesale and supply operations. Our wholesale profit margin during the three-months and nine-months ended June 30, 2004 was $2.3 million and $13.8 million, respectively, an increase from $0.4 million and $6.6 million in the same periods of 2003. This increase was primarily attributable to our Inergy Services acquisition.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Volume. During the three months ended June 30, 2004, we sold 18.2 million retail gallons of propane, an increase of 37% over the 13.4 million retail gallons sold during the same three-month period in 2003. The increase in retail sales volume was principally due to acquisitions, partially offset by lower retail gallon sales at existing locations as a result of deferral of purchases by our customers due to the higher wholesale cost of propane.

Wholesale gallons delivered during the three months ended June 30, 2004 was 53.7 million gallons, as compared to 32.6 million gallons during the same three-month period in 2003. This increase was primarily attributable to increased volume sales to existing customers in our wholesale operations, and to a lesser extent, wholesale sales volumes through Inergy Services.

Revenues. Revenues in the three months ended June 30, 2004 were $69.7 million, an increase from $39.5 million during the same period in 2003.

Revenues from retail sales were $29.7 million (after elimination of sales to our wholesale operations) in the three months ended June 30, 2004, an increase of 42% from $20.9 million during the same three-month period in 2003. This increase was primarily attributable to acquisition-related volume and higher selling prices of propane, as a result of the higher cost of propane. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $40.0 million (after elimination of sales to our retail operations) in the three months ended June 30, 2004, compared to $18.6 million during the same three-month period in 2003. This increase was primarily attributable to our Inergy Services acquisition, the higher cost of propane and the volume increase generated in our wholesale propane operations.

Cost of Product Sold. Cost of product sold in the three months ended June 30, 2004 was $52.7 million, compared to $28.4 million in the same period in 2003. This increase was primarily attributable to an increase in retail acquisition-related volume, higher wholesale cost of propane, production costs associated with our Inergy Services acquisition, and wholesale volume.

Gross Profit. Retail gross profit was $14.7 million in the three months ended June 30, 2004 compared to $10.7 million during the same three-month period in 2003. This increase was primarily attributable to an increase in acquisition-related volume and an increase in margin per gallon. Wholesale gross profit was $2.3 million in the three months ended June 30, 2004 compared to $0.4 million in fiscal 2003. This increase was primarily attributable to the Inergy Services acquisition and increased wholesale volumes partially offset by a decrease in margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $20.0 million in the three months ended June 30, 2004 as compared to $12.1 million in the same three-month period in 2003. This increase was primarily attributable to increased personnel and operating expenses as a result of acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $5.6 million in the three months ended June 30, 2004 from $3.4 million in the same three-month period in 2003, primarily as a result of acquisition activity.

Interest Expense. Interest expense decreased to $1.4 million in the three-month period ended June 30, 2004 as compared to $2.3 million in the same period of 2003. Interest expense decreased primarily due to a decrease in debt outstanding including the January 2004 early retirement of the $85.0 million senior secured notes, and lower average interest rates.

Net Income (loss). Net loss increased to $9.8 million for the three months ended June 30, 2004 from a loss of $6.5 million in the same three-month period in 2003. This increase in net loss is primarily due to the increased operating costs associated with the acquisitions during the current period and warmer weather incurred as well as the deferral of gallon purchases by customers in the three months ended June 30, 2004 as compared to the same period in 2003.

EBITDA. For the three months ended June 30, 2004, income (loss) before interest, taxes, depreciation and amortization was $(2.7) million compared to $(0.9) million in the same period in 2003. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs, make whole premium charge, less gain from termination of interest rate swap agreement) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. EBITDA is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of our fundamental business activities. We believe that the presentation of EBITDA is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, we believe that EBITDA provides useful information to our investors for trending, analyzing and benchmarking our operating results as compared to other companies that may have different financing and capital structures. The presentation of EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight to our operating results.

	Three Months Ended June 30,
	2004	2003
	(in thousands)
EBITDA:
Net loss	$(9,800)	$(6,548)
Interest expense, net	1,443	2,263
Provision for income taxes	113	32
Depreciation and amortization	5,591	3,362

EBITDA	$(2,653)	$(891)

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Volume. During the nine months ended June 30, 2004, we sold 117.4 million retail gallons of propane, an increase of 18% over the 99.8 million retail gallons sold during the same nine-month period in 2003. The increase in retail sales volume was principally due to acquisitions, partially offset by lower retail gallon sales at existing locations as a result of weather in the nine-month period ended June 30, 2004 that was approximately 11% warmer than the same period in 2003.

Wholesale gallons delivered during the nine months ended June 30, 2004 was 290.1 million gallons, as compared to 239.0 million gallons during the same nine-month period in 2003. This increase was primarily attributable to increased volume sales to existing customers in our wholesale operations, and to a lesser extent, wholesale sales volumes through Inergy Services.

Revenues. Revenues in the nine months ended June 30, 2004 were $380.4 million, an increase from $307.8 million during the same period in 2003.

Revenues from retail sales were $181.7 million (after elimination of sales to our wholesale operations) in the nine months ended June 30, 2004, an increase from $145.2 million during the same nine-month period in 2003. This increase was primarily attributable to acquisition-related volume and higher selling prices of propane, as the result of higher cost of propane. Revenues from retail sales consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, and appliance sales and service.

Revenues from wholesale sales were $198.7 million (after elimination of sales to our retail operations) in the nine months ended June 30, 2004, compared to $162.6 million during the same nine-month period in 2003. This increase was primarily attributable to our Inergy Services acquisition and the volume increase generated by our wholesale operations.

Cost of Product Sold. Cost of product sold in the nine months ended June 30, 2004 was $275.9 million, compared to $228.1 million in the same period in 2003. This increase was primarily attributable to an increase in retail acquisition-related volume, production costs associated with our Inergy Services acquisition, and increased gallon sales volume.

Gross Profit. Retail gross profit was $90.6 million (after elimination of gross profit attributable to our wholesale operations) in the nine months ended June 30, 2004 compared to $73.1 million during the same nine-month period in 2003. This increase was primarily attributable to an increase in acquisition-related volume and an increase in margin per gallon. Wholesale gross profit was $13.8 million (after elimination of gross profit attributable to our retail operations) in the nine months ended June 30, 2004 compared to $6.6 million in fiscal 2003. This increase was attributable to the Inergy Services acquisition and increased wholesale volumes partially offset by a decrease in margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $60.5 million in the nine months ended June 30, 2004 as compared to $43.4 million in the same nine-month period in 2003. This increase was primarily attributable to increased personnel and operating expenses as a result of acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $15.3 million in the nine months ended June 30, 2004 from $10.1 million in the same nine-month period in 2003, primarily as a result of acquisition activity.

Interest Expense. Interest expense decreased to $5.8 million in the nine-month period ended June 30, 2004 as compared to $7.4 million in the same period of 2003. Interest expense decreased primarily due to a decrease in debt outstanding including the January 2004 early retirement of the $85.0 million senior secured notes, and lower average interest rates.

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

Net Income. Net income decreased to $5.0 million for the nine months ended June 30, 2004 from $19.0 million in the same nine-month period in 2003. Net income decreased primarily as a result of the charges associated with the early repayment of the senior secured notes through an equity offering, offset partially by the accretive earnings associated with our retail acquisitions and our Inergy Services acquisition.

EBITDA. For the nine months ended June 30, 2004, income before interest, taxes, depreciation and amortization was $44.4 million compared to $36.6 million in the same period in 2003. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs, make whole premium charge, less gain from termination of interest rate swap agreement) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. EBITDA is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of our fundamental business activities. We believe that the presentation of EBITDA is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, we believe that EBITDA provides useful information to our investors for trending, analyzing and benchmarking our operating results as compared to other companies that may have different financing and capital structures. The presentation of EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight to our operating results.

	Nine Months Ended June 30,
	2004	2003
	(in thousands)
EBITDA:
Net income	$4,992	$18,953
Interest expense, net	5,810	7,399
Write off of deferred financing costs	1,216	—
Make whole premium charge	17,949	—
Swap value received	(949)	—
Provision for income taxes	164	102
Depreciation and amortization	15,267	10,097

EBITDA	$44,449	$36,551

Liquidity and Sources of Capital

Cash flows provided by operating activities of $49.6 million in the nine months ended June 30, 2004 consisted primarily of: net income of $5.0 million, net non-cash charges of $18.2 million (principally related to depreciation and amortization of $15.3 million), a make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and an increase in cash flows of $8.4 million associated with the changes in operating assets and liabilities, including assets and liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities is primarily due to the $15.2 million increase in accounts payable and an $11.5 million reduction in inventory, partially offset by an increase of $12.3 million in accounts receivable and prepaid expenses and other current assets, and a $7.2 million decrease in customer deposits. These changes are attributable to the seasonal nature of our business and our retail and wholesale growth. Cash flows provided by operations of $37.9 million in the same nine-month period of 2003 consisted primarily of net income of $19.0 million, net non-cash charges of $11.8 million (principally related to depreciation and amortization of $10.1 million) and $7.2 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities in the 2003 period was due primarily to a $22.4 million decrease in propane inventory, partially offset by decreases in accounts payable and customer deposits and an increase in accounts receivable.

Cash used in investing activities was $66.0 million in the nine months ended June 30, 2004 as compared to $23.8 million in the same period of 2003. Investing activities during the nine months ended June 30, 2004 included a use of cash of $56.7 million for the acquisitions of EOTT Energy, L.P.’s west coast NGL business and fourteen retail propane companies, and $10.0 million of purchases of property plant and equipment. Investing activities in the 2003 period included a use of cash of $19.8 million for the acquisitions of seven retail companies and five locations from a regional marketer and $3.9 million of purchases of property, plant and equipment.

Cash provided by financing activities was $21.0 million in the nine months ended June 30, 2004, compared to a use of cash of $14.2 million in the same period of 2003. Cash used in financing activities in 2004 included net payments of $19.0 million compared to net payments of $20.4 million in 2003, under long-term debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the early repayment in full of our senior secured notes during the nine-months ended June 30, 2004. The early repayment of our senior secured notes resulted in a make whole premium payment to the lenders in the amount of $17.9 million. Cash paid as distributions to unitholders was $27.2 million and $17.7 million in the nine months ended June 30, 2004 and 2003, respectively.

The following table summarizes our company’s long-term debt and operating lease obligations as of June 30, 2004 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$113,008	$1,379	$109,092	$1,785	$752

Future minimum lease payments under noncancelable operating leases	14,931	3,524	5,381	3,741	2,285

Standby letters of credit	4,101	4,101

In January and February 2004, Inergy issued 3,625,000 common units in a public offering, resulting in proceeds of approximately $83.3 million, net of underwriters’ discounts, commissions, and offering expenses. Additionally, Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay indebtedness under our revolving credit facility, which was incurred for acquisitions and funding of growth capital expenditures and, together with net new borrowings under the revolving credit facility, to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a prepayment premium of approximately $17.9 million. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the three and nine months ended June 30, 2004 where settlement has not yet occurred (in thousands of dollars):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$3,565	$3,104
Initial recorded value of new contracts entered into during the period	—	2,723
Change in fair value of contracts attributable to market movement during the year	(569)	(4,054)
Realized (gains)/losses recognized	(316)	907

Net unrealized gains in fair value of contracts outstanding at June 30, 2004	$2,680	$2,680

Of the outstanding unrealized gain as of June 30, 2004, all contracts had a maturity of less than one year.

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

Description of Credit Facility

Effective May 2004, Inergy executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $75 million revolving working capital facility and a $225 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is guaranteed by Inergy, L.P. and its subsidiary.

This credit agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of 3.15% to 4.00% at June 30, 2004. At June 30, 2004, borrowings outstanding under the credit facility were $107.7 million, including $0.1 million under the revolving working capital facility of the entire outstanding credit facility balance of $107.7 million, $107.6 is classified as long term in the accompanying 2004 consolidated balance sheet. At August 2, 2004, the borrowings outstanding under the credit facility were $158.9 million, with $23.9 million due under the revolving working capital facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2004, we had floating rate obligations totaling approximately $107.7 million for amounts borrowed under our credit agreement.

If the floating rate were to increase by 100 basis points from June 2004 levels, our interest expense would increase by a total of approximately $1.1 million per year.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of June 30, 2004 and September 30, 2003 include fixed price payor for 3.6 million and 3.0 million barrels of propane, respectively, and fixed price receiver for 3.8 million and 4.8 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of June 30, 2004, and September 30, 2003 was assets of $12.1 million and $8.9 million, respectively, and liabilities of $9.4 million and $5.8 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.1 million change in the market value of the contracts as there were approximately (0.9) million gallons of net unbalanced positions at June 30, 2004.

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2004. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Sixth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of May 27, 2004

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Inergy filed one report on Form 8-K pertaining to the three months ended June 30, 2004:

Form 8-K dated May 10, 2004, was filed regarding the issuance of a press release reporting its second quarter 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: August 13, 2004	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)