Form 10-K
period 2004-09-30
INERGY L P
filed 2004-12-07
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Units representing limited partnership interests

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the 14,452,706 Common Units of the registrant held by non-affiliates computed by reference to the $27.95 closing price of such Common Units on November 1, 2004, was approximately $404.0 million. The aggregate market value of the 12,055,305 Common Units of the registrant held by non-affiliates computed by reference to the $23.24 closing price of such Common Units on March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $280.2 million. As of November 1, 2004, the registrant had 17,626,506 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

•	Throughout this report,

(1)	when we use the terms “we,” “us,” “our company,” “Inergy,” or “Inergy, L.P.,” we are referring either to Inergy, L.P., the registrant itself, or to Inergy, L.P. and its operating subsidiary collectively, as the context requires.

(2)	when we use the term “our predecessor,” we are referring to Inergy Partners, LLC, the entity that conducted our business before our initial public offering, which closed on July 31, 2001. Inergy, L.P. was formed as a Delaware limited partnership on March 7, 2001 and did not have operations until the closing of our initial public offering. Our predecessor commenced operations in November 1996. The discussion of our business throughout this report relates to the business operations of Inergy Partners, LLC before Inergy, L.P.’s initial public offering and of Inergy, L.P. thereafter.

(3)	when we use the term “operating company” or “Inergy Propane,” we are referring to Inergy Propane, LLC itself, or to Inergy Propane, LLC and its operating subsidiaries collectively, as the context requires.

(4)	when we use the term “finance company” we are referring to Inergy Finance Corp., a subsidiary of Inergy, L.P., formed on September 21, 2004.

(5)	when we use the term “managing general partner,” we are referring to Inergy GP, LLC.

(6)	when we use the term “non-managing general partner,” we are referring to Inergy Partners, LLC.

(7)	when we use the term “general partners,” we are referring to our managing general partner and our non-managing general partner.

•	We have a managing general partner and a non-managing general partner. Our managing general partner is responsible for the management of our company and its operations are governed by a board of directors. Our managing general partner does not have rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf. Our non-managing general partner owns an approximate 2% non-managing general partner interest in our company.

INERGY, L.P.

PART I

Item 1.	Business.

Recent Developments

On November 18, 2004, we executed a definitive agreement to purchase 100% partnership interests in Star Gas Propane, L.P., the propane operating partnership of Star Gas Partners, L.P. for approximately $475 million. Star Gas Propane currently serves approximately 345,000 customers from approximately 120 customer service centers in the Midwest, Northeast, Florida, and Georgia. Subject to antitrust clearance and customary closing conditions, the transaction is expected to close in the fourth quarter of calendar 2004. In order to finance the transaction, on November 18, 2004, we entered into a Commitment letter with J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Lehman Commercial Paper Inc. and Lehman Brothers, Inc. for a $400 million 364-day credit facility and a $325 million five year credit facility, both of which would be secured by substantially all of our assets. The Commitment letter for the credit facilities contains a number of closing conditions.

On November 15, 2004, we reached an agreement, in principal, to acquire the propane assets of Moulton Gas Service, Inc. headquartered in Wapakoneta, Ohio, which closed on November 30, 2004. In Moulton Gas’ fiscal year ended June 30, 2004, Moulton Gas delivered approximately 21 million gallons of retail propane to approximately 23,000 customers from 4 retail locations and 11 satellite plants in Ohio and provides further critical mass to Inergy’s strong presence in the Great Lakes region.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of our initial public offering on July 31, 2001. We own and operate, principally through our operating company, Inergy Propane, LLC, a rapidly growing retail and wholesale propane supply, marketing and distribution business. Since our predecessor’s inception in November 1996 through September 30, 2004, we have acquired the assets and liabilities of 42 companies for an aggregate purchase price of approximately $400 million, including working capital, assumed liabilities and acquisition costs. These acquisitions include the assets and liabilities of 16 propane companies and a natural gas liquids (NGL) business acquired during fiscal 2004 for an aggregate purchase price of approximately $97 million. For the fiscal year ended September 30, 2004, we sold and physically delivered approximately 140.7 million gallons of propane to retail customers and approximately 368.3 million gallons of propane to wholesale customers.

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

We believe we are the seventh largest propane retailer in the United States, based on retail propane gallons sold. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products primarily under twelve regional brand names: Bradley Propane, Burnwell Gas, Country Gas, Gaylord Gas, Hancock Gas, Highland Propane, Hoosier Propane, Independent Propane Company (IPC), McCracken, Premier Propane, Pro Gas and United Propane. We serve approximately 275,000 retail customers in Arkansas, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and West Virginia from 147 customer service centers which have an aggregate of approximately 10.9 million gallons of above-ground propane storage capacity. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 37 states, primarily in the Midwest and Southeast. We also own, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

We have grown primarily through acquisitions of propane operations. Including our initial acquisition of McCracken Oil & Propane Company in 1996, and through September 30, 2004, we have completed 42 acquisitions in Arkansas, California, Canada, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. The following chart sets forth information about each business we acquired during the fiscal year ended September 30, 2004 and the one recent acquisition after September 30, 2004:

Acquisition Date	Company (1)	Location

October 2003	EOTT, Inc. NGL Terminal Storage Processing	Bakersfield, CA

October 2003	Smith Propane	La Crosse, VA

October 2003	Peoples Gas and Appliance	Beaufont, SC

November 2003	Pembroke Propane Gas Company, Inc.	Pembroke, GA

December 2003	Assets of Southeastern Retail Propane Company	MacClenny, FL

December 2003	Assets of Southeastern Retail Propane Company	Thomasville, GA

January 2004	Dorsey Propane Gas Co.	Nashville, GA

February 2004	Direct Propane Incorporated	Norristown, PA

March 2004	Premier	Richmond, VA

March 2004	Hancock Propane Company, Inc.	Scotland Neck, NC

April 2004	Hometown Propane Gas	Cabot, AR

April 2004	Gaylord Gas, Inc.	Gaylord, MI

May 2004	Burnwell Gas Corporation	Peekskill, NY

June 2004	Petersen Propane Company	Hampshire, IL

June 2004	Midland Gas Company, Inc.	Sumter, SC

July 2004	Highland Propane Company	Roanoke, VA

August 2004	Suburban Gas Service	Round Lake Beach, IL

November 2004	Moulton Gas Service, Inc.	Wapakoneta, Ohio

(1)	Name of acquired company or assets as of acquisition date.

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

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 70% of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each calendar year.

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

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the 10 largest retailers account for less than 36% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

We also own, as part of our wholesale and supply operations, a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe this business complements our existing U.S and Canadian wholesale and supply operations.

Retail propane distributors typically price retail usage based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their operating margins by passing costs through to customers, thus insulating themselves from volatility in wholesale propane prices. During periods of sudden price increases in propane at the wholesale level, distributors may be unable or unwilling to pass entire cost increases through to customers. In these cases, significant decreases in per gallon margins may result.

The propane distribution industry is characterized by a large number of relatively small, independently owned and operated local distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include among others retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation, and we, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. We expect this acquisition market to continue for the foreseeable future.

Business Strategy

Our primary objective is to increase distributable cash flow for our unitholders, while maintaining the highest level of commitment and service to our customers. We intend to pursue this objective by capitalizing on what we believe are our competitive strengths as follows:

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2004, we have acquired and successfully integrated 42 companies. Our executive officers and key employees, who average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses throughout the United States. These significant industry contacts have enabled us to negotiate most of our acquisitions on an exclusive basis. We believe that this acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to Inergy common unitholders on a per unit basis;

•	businesses in geographical areas experiencing higher-than-average population growth;

•	businesses with established names with local reputations for customer service and reliability;

•	businesses with high concentration of propane sales to residential customers; and

•	retention of key employees in acquired businesses.

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

Regional Branding

We believe that our success in maintaining customer stability at our customer service centers results from our operation under established, locally recognized trade names. We attempt to capitalize on the reputation of the companies we acquire by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. We expect our local branch management to continue to manage our marketing programs, new business development, customer service and customer billing and collections. We believe that our employee incentive programs encourage efficiency and allow us to control costs at the corporate and field levels.

High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2004, sales to residential customers represented approximately 65% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own approximately 80% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Internal Growth

We consistently promote internal growth in our retail operations through a combination of marketing programs and employee incentives. We enjoy strong relationships with builders, mortgage companies and real estate agents which enable us to access customers as new residences are built. We also provide various financial incentives for customers who sign up for our automatic delivery program, including level payment, fixed price and price cap programs. We provide all customers with supply, repair and maintenance contracts and 24-hour customer service. In addition, we have employee bonus programs and other incentives that foster an entrepreneurial environment by rewarding employees who expand revenues by attracting new customers while controlling costs. We intend to continue to aggressively seek new customers and promote internal growth through local marketing and service programs in our residential propane business.

Strong Wholesale Supply, Marketing and Distribution Business

One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2004, we delivered approximately 368.3 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles, and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

We also own, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe this business complements our existing U.S and Canadian wholesale and supply operations.

Flexible Financial Structure

We have a $225 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. As of November 1, 2004, we had available capacity of approximately $119.3 million under our acquisition facility and approximately $32.3 million under our working capital facility. We believe our available capacity under these facilities combined with our ability to fund acquisitions through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition strategy.

Operations

Our operations reflect our two reportable segments; retail sales operations and wholesale sales operations.

Retail Operations

Customer Service Centers

We distribute propane to approximately 275,000 retail customers from 147 customer service centers in 17 states. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available.

We market our propane primarily in the eastern half of the United States through our customer service centers using multiple regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Arkansas	4
Florida	7
Georgia	9
Illinois	3
Indiana	12
Maryland	10
Michigan	13
North Carolina	11
New York	2
Ohio	7
Oklahoma	6
Pennsylvania	1
South Carolina	3
Tennessee	5
Texas	44
Virginia	7
West Virginia	3

Total	147

From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of our customer service centers also have an appliance showroom. We have several satellite facilities that typically contain only large capacity storage tanks. We have approximately 10.9 million gallons of above-ground propane storage capacity at our customer service centers and satellite locations.

Customer Deliveries

Retail deliveries of propane are usually made to customers by means of our fleet of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons, into a stationary storage tank at the customer’s premises. The capacity of these tanks ranges from 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and 500 to 1,000 gallons in colder climates. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to thirty-five gallons. These cylinders are picked up by us and replenished at our distribution locations, then returned to the retail customer. To a limited extent, we also deliver propane to certain customers in larger trucks known as transports, which have an average capacity of approximately 10,000 gallons. These customers include industrial customers, large-scale heating accounts and large agricultural accounts.

During the fiscal year ended September 30, 2004, we delivered approximately 28% and 72% of our propane volume to retail and wholesale customers, respectively. Our retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 65% to residential customers;

•	approximately 26% to industrial and commercial customers; and

•	approximately 9% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2004.

Nearly 55% of our residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, we deliver propane to our heating customers approximately six times during the year. We determine the amount of propane delivered based on weather conditions and historical consumption patterns. Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables us to efficiently route deliveries on a regular basis. We promote this program by offering level payment billing, discounts, fixed price options and price caps. In addition, we provide emergency service 24 hours a day, seven days a week, 52 weeks a year. Approximately 80% of our retail propane customers lease their tanks from us. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience and costs associated with switching tanks and suppliers greatly reduces a customer’s tendency to change distributors. Our tank lease programs are valuable to us from the standpoint of retaining customers and maintaining profitability.

Seasonality

The retail propane business is seasonal with weather conditions significantly affecting demand for propane. We believe that the geographic diversity of our areas of operations helps to minimize our exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, we believe our residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by our customers, (ii) loss of customers to competing energy sources has been low, (iii) the tendency of our customers to remain with us due to the product being delivered pursuant to a regular delivery schedule and to our ownership of approximately 80% of the storage tanks utilized by our customers and (iv) our ability to offset customer losses through a combination of acquisition and to a lesser extent internal growth of our customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which we operate, however, can significantly affect the total volumes of propane we sell and the margins we realize and, consequently, our results of operations. We believe that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Transportation Assets, Truck Fabrication and Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of our operating company. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2004, we owned a fleet of approximately 67 tractors, 129 transports, 486 bobtail and rack trucks and 470 other service and pick-up trucks. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

We own truck fabrication and maintenance facilities located in Indiana, Florida, and Texas. We also have a trucking operation located in California as part of our NGL business. We believe that our ability to build and maintain the trucks we use in our propane operations significantly reduces the costs we would otherwise incur in purchasing and maintaining our fleet of trucks.

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

Trademark and Tradenames

We use a variety of trademarks and tradenames which we own, including “Inergy” and “Inergy Services.” We believe that our strategy of retaining the names of the companies we acquire has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Our most significant tradenames are “Bradley Propane,” “Burnwell Gas,” “Country Gas,” “Gaylord Gas,” “Hancock Gas,” “Highland Propane,” “Hoosier Propane,” “Independent Propane,” “McCracken,” “Premier Propane,” “Pro Gas”, and “United Propane.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While our wholesale supply, marketing and distribution operations accounted for approximately 55% of total revenue, this business represented approximately 14% of our gross profit during the fiscal year ended September 30, 2004.

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

During the fiscal year ended September 30, 2004, Amerigas Propane L.P. accounted for approximately 5% of our wholesale revenue. No other single wholesale customer accounted for more than 5% of our revenue for the same period.

Supply

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2004, a majority of our sales volume was purchased pursuant to contracts that have a term of one year; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Three suppliers, Sunoco, Inc. (18%), Dominion Transmission Inc. (12%), and Exxon Mobil Oil Corp. (11%), accounted for approximately 41% of propane purchases during the past fiscal year. We believe our contracts with these suppliers will enable us to purchase most of our supply needs at market prices and ensures adequate supply. No other single supplier accounted for more than 10% of our propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to our approximately 250 storage facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

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

For more information on our reportable business segments, see Note 10 to our Consolidated Financial Statements.

Employees

As of November 1, 2004, we had 1,093 full-time employees of which 73 were general and administrative and 1,020 were operational employees. Additionally, we employed 43 part-time employees, of which 1 was general and administrative and 42 were operational employees. Sixteen of our employees are members of labor unions. We believe that our relationship with our employees is satisfactory.

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

Future developments, such as stricter environmental, health or safety laws and regulations, could affect our operations. We do not anticipate that our compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will require any material increase in our capital expenditures or otherwise have a material adverse effect on us. To the extent that any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that our results of operations will not be materially and adversely affected.

Item 2.	Properties.

As of September 30, 2004, we owned 73 of our 147 customer service centers and leased the balance. We refer you to “Retail Operations” under Item 1 for more information concerning the location of our customer service centers. We lease our Kansas City, Missouri headquarters. We lease underground storage facilities with an aggregate capacity of approximately 48.6 million gallons of propane at ten locations under annual lease agreements. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our operations and customer retention. As of September 30, 2004, we owned the following:

•	approximately 455 bulk storage tanks at approximately 250 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 230,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 50,000 portable propane cylinders with typical capacities of up to 35 gallons.

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

In addition, we believe that we have, or are in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities that relate to ownership of our properties or the operation of our business.

Item 3.	Legal Proceedings.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as the managing general partner believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our company’s Common Units during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Unitholder Matters.

Since July 31, 2001 our company’s Common Units representing limited partner interests have been traded on Nasdaq’s National Market under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the Common Units, as reported by Nasdaq, as well as the amount of cash distributions paid per common unit for the periods indicated. All high and low bid prices of the Common Units as well as the amount of cash distributions paid per common unit for the periods below have been adjusted for the two-for-one split of the outstanding Limited Partnership units completed on January 12, 2004.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2004:
September 30, 2004	$23.04	$27.45	$0.425
June 30, 2004	19.80	24.28	0.415
March 31, 2004	17.61	25.00	0.405
December 31, 2003	20.51	25.00	0.395

Fiscal 2003:
September 30, 2003	$18.55	$21.13	$0.385
June 30, 2003	15.66	20.00	0.375
March 31, 2003	14.16	16.44	0.365
December 31, 2002	13.73	14.73	0.358

Fiscal 2002:
September 30, 2002	$13.94	$15.38	$0.350
June 30, 2002	14.70	17.55	0.338
March 31, 2002	13.53	15.15	0.330
December 31, 2001	11.53	14.33	0.313

As of November 1, 2004, our company had issued and outstanding 17,626,506 Common Units, which were held by approximately 12,100 unitholders. In addition, as of that date our company had 5,478,568 Senior Subordinated Units representing limited partner interests which were held of record by 40 unitholders and 1,145,084 Junior Subordinated Units representing limited partner interests which were held of record by 16 unitholders. There is no established public trading market for our company’s subordinated units.

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

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under our working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in our Partnership Agreement of Inergy, L.P., which is incorporated by reference herein as an exhibit to this report.

During the subordination period referred to below, our Common Units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.30 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on any Junior or Senior Subordinated Units. The subordination period generally will not end earlier than June 30, 2006 with respect to the Senior Subordinated Units and June 30, 2008 with respect to the Junior Subordinated Units. There is no guarantee that we will pay the minimum quarterly distribution on the Common Units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Description of Credit Facility” under Item 7 and Note 4 to our Consolidated Financial Statements.

On August 13, 2004, after meeting the financial tests provided for in our partnership agreement, we completed the conversion of 1,656,684 Senior Subordinated Units into common units. The conversion of Senior Subordinated Units does not impact the amount of cash distributions paid or the total number of limited partnership units outstanding.

On September 28, 2004, a shelf registration statement (File No. 333-118941) was declared effective by the SEC for the periodic sale by us of up to $625 million of Common Units, partnership securities and debt securities, or any combination thereof. No offerings of Common Units, partnership securities or debt securities under the shelf registration statement have been made since it was declared effective. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Sources of Capital” under Item 7.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,115,064	$13.79	620,036
Equity compensation plans not approved by security holders	—	—	—

Total	1,115,064	$13.79	620,036

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data and other operating data of Inergy, L.P., and our predecessor, Inergy Partners, LLC. The selected historical consolidated financial data of Inergy Partners, LLC as of and for the year ended September 30, 2000 are derived from the audited consolidated financial statements of Inergy Partners, LLC. The selected historical consolidated financial data of Inergy, L.P. as of and for the years ended September 30, 2004, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of Inergy Partners, LLC and Inergy, L.P. The historical consolidated financial data of Inergy Partners, LLC and Inergy, L.P. include the results of operations of the Hoosier Propane Group from January 1, 2001, the effective date of the acquisition, which closed on January 12, 2001, the results of operations of Pro Gas from November 1, 2001, the effective date of the acquisition, and the results of operations of Independent Propane Company from December 20, 2001, the effective date of the acquisition, the results of operations of United Propane, Inc. from July 31, 2003, the effective date of the acquisition.

“EBITDA” shown in the table below is defined as income before income taxes, plus net interest expense (inclusive of write off of deferred financing costs, interest expense related to make whole premium charge, less gain from termination of interest rate swap agreement) and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

The data in the following table should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. and Predecessor (a)
	Years Ended September 30,
	2004	2003	2002	2001		2000
	(in thousands except per unit data)
Statement of Operations Data:
Revenues	$482,496	$363,365	$208,700	$168,982		$63,512
Cost of product sold (excluding depreciation and amortization as shown below)	359,053	267,010	134,999	128,926		51,553

Gross profit	123,443	96,355	73,701	40,056		11,959
Expenses:
Operating and administrative(b)	81,296	59,249	45,300	23,000		8,990
Depreciation and amortization	21,089	13,843	11,444	6,532		2,286

Operating income	21,058	23,263	16,957	10,524		683
Other income (expense):
Interest expense	(7,878)	(9,982)	(8,365)	(6,670)		(2,740)
Interest expense related to write-off of deferred financing costs	(1,216)	—	(585)	—		—
Interest expense related to make whole premium charge	(17,949)	—	—	—		—
Interest income related to swap value received	949	—	—	—		—
Gain (loss) on sale of property, plant and equipment	(203)	(91)	140	37		—
Finance charges	704	339	115	290		176
Other	106	86	140	168		59

Income (loss) before income taxes	(4,429)	13,615	8,402	4,349		(1,822)
Provision for income taxes	167	103	93	—		7

Net income (loss)	$(4,596)	$13,512	$8,309	$4,349		$(1,829)

Net income (loss) per limited partner unit:
Basic	$(0.26)	$0.77	$0.61	$(0.20	)(c)

Diluted	$(0.26)	$0.76	$0.60	$(0.20	)(c)

Weighted average limited partners’ units outstanding:
Basic	22,027	16,676	13,317	11,452	(c)

Diluted	22,027	16,942	13,520	11,452	(c)

Cash distributions per unit	$1.60	$1.45	$1.28	—

Balance Sheet Data (end of period):
Current assets	$136,610	$73,953	$70,016	$36,920	$22,199
Total assets	503,819	362,393	288,232	155,653	68,924
Long-term debt, including current portion	137,601	131,127	124,462	54,132	34,927
Redeemable preferred members’ interest	—	—	—	—	10,896
Members’ equity	—	—	—	—	2,972
Partners’ capital	252,043	178,983	120,916	72,754	—
Other Financial Data:
EBITDA (d) (unaudited)	$42,754	$37,440	$28,796	$17,551	$3,204
Net cash provided by (used in) operating activities	32,156	34,428	7,779	4,659	(222)
Net cash used in investing activities	(98,304)	(34,488)	(94,017)	(64,025)	(12,464)
Net cash provided by financing activities	64,858	1,491	86,155	60,164	13,907
Maintenance capital expenditures(e) (unaudited)	1,368	1,039	1,556	1,901	283
Other Operating Data (unaudited):
Retail propane gallons sold	140,742	119,697	88,515	46,750	18,112
Wholesale propane gallons delivered	368,320	284,721	256,893	147,258	87,340
Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(4,596)	$13,512	$8,309	$4,349	$(1,829)
Plus:
Income taxes	167	103	93	—	7
Interest expense	7,878	9,982	8,365	6,670	2,740
Interest expense related to write-off of deferred financing costs	1,216	—	585	—	—
Interest expense related to make whole premium charge	17,949	—	—	—	—
Interest income related to swap value received	(949)	—	—	—	—
Depreciation and amortization expense	21,089	13,843	11,444	6,532	2,286

EBITDA (d)	$42,754	$37,440	$28,796	$17,551	$3,204

(a)	Represents selected financial data of Inergy Partners, LLC and its subsidiaries prior to July 31, 2001 and Inergy, L.P. thereafter.

(b)	The historical financial statements include non-cash charges related to amortization of deferred compensation of $234,000, and $79,000 for the years ended September 30, 2001, and 2000, respectively.

(c)	Amounts relate to the net loss incurred by Inergy, L.P. and the weighted average limited partners’ units outstanding for the period from July 31, 2001 (the closing date of our initial public offering) through September 30, 2001.

(d)	EBITDA is defined as income before income taxes, plus net interest expense (inclusive of write off of deferred financing costs, interest expense related to make whole premium charge, less gain from termination of interest rate swap agreement) and depreciation and amortization expense, less interest income. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with accounting principles generally accepted in the United States as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

(e)	Maintenance capital expenditures are defined as those capital expenditures which do not increase operating capacity or revenues from existing levels.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•	statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have adequate propane supply to support our retail operations; and our belief that our diversification of suppliers will enable us to meet supply needs, and

•	statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	weather conditions;

•	price and availability of propane, and the capacity to transport to market areas;

•	the ability to pass the wholesale cost of propane through to our customers;

•	costs or difficulties related to the integration of the business of our company and its acquisition targets may be greater than expected;

•	governmental legislation and regulations;

•	local economic conditions;

•	labor relations;

•	environmental claims;

•	competition from the same and alternative energy sources;

•	operating hazards and other risks incidental to transporting, storing, and distributing propane;

•	energy efficiency and technology trends;

•	interest rates; and

•	large customer defaults.

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

General

We are a Delaware limited partnership formed to own and operate a rapidly growing retail and wholesale propane supply, marketing and distribution business. For the fiscal year ended September 30, 2004, we sold approximately 140.7 million gallons of propane to retail customers and delivered approximately 368.3 million gallons of propane to wholesale customers. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation, supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies.

The results of operations discussed below are those of Inergy, L.P. Audited financial statements for Inergy, L.P. are included elsewhere in this Form 10-K.

Since the inception of our predecessor in November 1996 through September 30, 2004, we have acquired 42 companies for an aggregate purchase price of approximately $400 million, including working capital, assumed liabilities and acquisition costs. After year end, we entered into a definitive agreement to acquire 100% of the partnership interests in Star Gas Propane, L.P. for approximately $475 million. The transaction is expected to close in the fourth quarter of the calendar 2004.

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

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which we base on the assumption that normal weather will prevail in each of our regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for the period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss “normal” weather in our results of operations presented below we are referring to a 30-year average consisting of the years 1974 through 2003. We then calculate weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis and then on a partnership-wide basis.

The propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to our other retail customers.

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

We engage in derivative transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time.

Results of Operations

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Volume. During fiscal 2004, Inergy, L.P. sold 140.7 million retail gallons of propane, an increase of 21.0 million gallons, or 18%, from the 119.7 million retail gallons sold in fiscal 2003. The increase in retail sales volume was principally due to the acquisition of sixteen retail propane companies in fiscal 2004 in addition to the acquisition of four retail propane companies and five locations of a large regional distributor in the fourth fiscal quarter of 2003. Acquisition related volume accounted for approximately 35.2 million gallons of the increase, partially offset by approximately 14.2 million lesser gallon sales due to warmer weather and deferral of purchases by our customers due to an approximate 13% higher propane cost of $0.75 per gallon on average in 2004 compared to $0.66 in 2003. The weather was approximately 12% warmer in fiscal 2004 as compared to fiscal 2003 in our retail areas of operations, and approximately 6% warmer than normal.

Wholesale gallons delivered increased 83.6 million gallons, or 29%, to 368.3 million gallons in fiscal 2004 from 284.7 million gallons in fiscal 2003. This increase was primarily attributable to increased sales volumes and to a lesser extent wholesale sales volumes through our NGL business, offset by the warmer weather in 2004 in our wholesale areas of operations.

Revenues. Revenues in fiscal 2004 were $482.5 million, an increase of $119.1 million, or 33%, from $363.4 million of revenues in fiscal 2003.

Revenues from retail sales were $218.1 million in fiscal 2004 (after elimination of sales to our wholesale operations), an increase of $45.0 million, or 26%, from $173.1 million in fiscal 2003. This increase is primarily a result of the acquisition-related volume increase, higher selling prices of propane due to the higher cost of propane in 2004, offset by warmer weather in fiscal 2004 as compared to fiscal 2003 in our retail areas of operations. In addition to retail propane sales, these revenues consist of transportation revenues, tank rentals, appliance sales and service income.

Revenues from wholesale sales were $264.4 million (after elimination of sales to our retail operations) in fiscal 2004, an increase of $74.1 million or 39%, from $190.3 million in fiscal 2003. This increase was primarily attributable to the acquisition of our NGL business, the higher per gallon selling price of propane due to its higher cost and the volume increase generated in our wholesale propane operations.

Cost of Product Sold. Retail cost of product sold in fiscal 2004 was $112.1 million, an increase of $25.1 million or 29%, from retail cost of product sold of $87.0 million in fiscal 2003. This increase was primarily attributable to the increase in the average cost of propane as described above and retail propane acquisition related volume. Wholesale cost of product sold in fiscal 2004 was $246.9 million, an increase of $66.9 million or 37%, from wholesale cost of product sold of $180.0 million in 2003. This increase was primarily related to the cost generated by our NGL business in California in fiscal 2004 as well as the increased volumes experienced in our wholesale propane areas of operations.

Gross Profit. Retail gross profit was $106.0 million in fiscal 2004 compared to $86.1 million in fiscal 2003, an increase of $19.9 million, or 23%. This increase was primarily attributable to the increase in retail gallons sold primarily as a result of acquisitions which accounted for approximately $16.0 million of the increase as well as an increase in margin per gallon which amounted to an increase of approximately $3.2 million. The other $0.7 million is a result of an increase in other product sales, partially offset by the lesser retail propane volume sales as a result of the warmer weather in fiscal 2004 and the deferral of purchases by our customers due to the higher cost of propane in 2004 as compared to 2003. Wholesale gross profit was $17.5 million (after elimination of gross profit attributable to our retail operations) in fiscal 2004 compared to $10.3 million in fiscal 2003, an increase of $7.2 million or 70%. This increase is primarily due to the gross profit generated by our NGL business in fiscal 2004 and increased wholesale volumes from our existing business, both partially offset by lesser margin per gallon from our existing business.

Operating and Administrative Expenses. Operating and administrative expenses increased $22.1 million, or 37%, to $81.3 million in fiscal 2004 as compared to $59.2 million in fiscal 2003. The increase in our operating and administrative expenses were primarily attributable to increases in personnel expenses of $13.4 million, general operating expenses of $5.9 million including insurance, professional services and facility costs, and increased vehicle costs of $2.8 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $7.3 million, or 52%, to $21.1 million in fiscal 2004 from $13.8 million in fiscal 2003 as a result of retail propane acquisitions as well as the acquisition of our NGL business in California in October of 2003.

Interest Expense. Interest expense decreased $2.1 million, or 21%, to $7.9 million in fiscal 2004 as compared to $10.0 million in fiscal 2003. Interest expense decreased primarily due to a decrease in the average debt outstanding including the January 2004 early retirement of the $85.0 million senior secured notes, and lower average interest rates. The average debt outstanding in 2004 as compared to 2003 was a result of utilizing net proceeds from common unit offerings for the debt repayment.

Interest Expense and Income related to Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make-whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the senior secured notes.

Net Income (loss). Net loss for fiscal 2004 was $4.6 million compared to net income of $13.5 million in fiscal 2003. The net loss is primarily a result of net charges of $18.2 million associated with the early retirement of the senior secured notes through an equity offering which together with higher operating expenses and higher depreciation and amortization as a result of acquisitions offset the increased gross profit.

EBITDA. In fiscal 2004, income before interest, taxes, depreciation and amortization was $42.8 million compared to $37.4 million in fiscal 2003. The increase was primarily attributable to increased sales volumes and higher retail propane margins partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs, interest expense related to make whole premium charge, less gain from termination of interest rate swap agreement) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Year Ended September 30,
	2004	2003
	(in thousands)
EBITDA:
Net income (loss)	$(4,596)	$13,512
Interest expense, net	7,878	9,982
Write off of deferred financing costs	1,216	—
Interest expense related to make whole premium charge	17,949	—
Interest income related to swap value received	(949)	—
Provision for income taxes	167	103
Depreciation and amortization	21,089	13,843

EBITDA	$42,754	$37,440

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Volume. During fiscal 2003, Inergy, L.P. sold 119.7 million retail gallons of propane, an increase of 31.2 million gallons, or 35%, from the 88.5 million retail gallons sold in fiscal 2002. The increase in retail sales volume was principally due to the acquisition of four retail propane companies and five locations of a large regional distributor in the fourth fiscal quarter of 2003 in addition to two retail propane acquisitions in the first fiscal quarter of 2002. Acquisition related volume accounted for approximately 24.8 million gallons of the increase and the remaining 6.4 million gallons due to colder weather in our retail areas of operation. The weather was approximately 18% colder in fiscal 2003 as compared to fiscal 2002 in our retail areas of operations, and approximately 6% colder than normal.

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

Revenues from retail sales were $173.1 million in fiscal 2003 (after elimination of sales to our wholesale operations), an increase of $61.4 million, or 55%, from $111.7 million in fiscal 2002. This increase was primarily attributable to acquisition-related volume, higher selling prices of propane due to the higher cost of propane and volume increases at our existing locations primarily as a result of colder weather in fiscal 2003. In addition to retail propane sales, these revenues consist of retail propane sales, transportation revenues, tank rentals, appliance sales and service income.

Revenues from wholesale sales were $190.3 million (after elimination of sales to our retail operations) in fiscal 2003, an increase of $93.3 million or 96%, from $97.0 million in fiscal 2002. This increase was primarily attributable to colder weather in 2003, thus higher wholesale volumes, and an increase in selling prices as a result of the higher cost of propane.

Cost of Product Sold. Retail cost of product sold in fiscal 2003 was $87.0 million, an increase of $43.8 million or 101%, from retail cost of product sold of $43.2 million in fiscal 2002. This increase was primarily attributable to an increase in the average cost of propane, retail acquisition related volume and volume increases at our existing locations due to colder weather in fiscal 2003. Wholesale cost of product sold in fiscal 2003 was $180.0 million, an increase of $88.1 million or 96%, from wholesale cost of product sold of $91.9 million in 2002. This increase was primarily attributable to an increase in the average cost of propane and higher wholesale volume.

Gross Profit. Retail gross profit was $86.1 million in fiscal 2003 compared to $68.6 million in fiscal 2002, an increase of $17.5 million, or 26%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions which accounted for approximately $12.9 million of the increase as well as an increase of approximately $6.5 million from existing locations due to the colder weather and an increase of $0.5 million from other product sales, partially offset by lower margins per gallon of approximately $(2.4) million. Wholesale gross profit was $10.3 million (after elimination of gross profit attributable to our retail operations) in fiscal 2003 compared to $5.1 million in fiscal 2002, an increase of $5.2 million or 102%. This increase was attributable to an increase in wholesale volume primarily due to the colder weather.

Operating and Administrative Expenses. Operating and administrative expenses increased $13.9 million, or 31%, to $59.2 million in fiscal 2003 as compared to $45.3 million in fiscal 2002. The increase in our operating and administrative expenses were primarily attributable to an increase in personnel expenses of $7.9 million, general operating expenses of $4.7 million including insurance, professional services and facility costs and vehicle expenses of $1.3 million resulting primarily from acquisitions.

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

Net Income. Net income increased $5.2 million, or 63%, to $13.5 million in fiscal 2003 from $8.3 million in fiscal 2002. This increase in net income was attributable to the increase in retail and wholesale gross profit, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

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

Liquidity and Sources of Capital

In January 2004, Inergy, L.P. issued 3,625,000 Common Units in a public offering, resulting in proceeds of $83.3 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under our credit agreement.

In August 2004, Inergy, L.P. issued 1,300,000 Common Units to Tortoise Energy Infrastructure Corporation resulting in proceeds of $29.9 million, net of underwriter’s discount, commission, and offering expenses.

Cash flows provided by operating activities of $32.2 million in fiscal 2004 consisted primarily of: net loss of $4.6 million; net non-cash charges of $42.4 million relating to depreciation and amortization of $21.1 million, interest expense related to make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and $3.4 million of other non-cash charges; and a decrease in cash flows of $5.6 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in propane inventory as a result of building our inventory for the peak heating season and an increase in accounts receivable due to acquisition related growth, the seasonal nature of the business and increased wholesale volumes, offset by an increase in accounts payable due to propane purchases and an increase in net assets from price risk management activities which is consistent with the increase in wholesale inventory. Cash flows provided by operating activities of $34.4 million in fiscal 2003 consisted primarily of: net income of $13.5 million; net non-cash charges of $16.2 million, principally related to depreciation and amortization of $13.8 million and $2.4 million of other non-cash charges; and $4.7 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash provided by the changes in operating assets and liabilities is primarily due to a decrease in propane inventory resulting from our decision to reduce physical position in our wholesale operations due to higher propane costs, and an increase in accounts payable due primarily to acquisition related growth. These changes were partially offset by the effects of working capital used by the reduction in price risk management liabilities, consistent with the reduction in wholesale propane inventories, and an increase in accounts receivable related to the growth of our retail and wholesale operations.

Cash used in investing activities was $98.3 million in fiscal 2004 as compared to $34.5 million in fiscal 2003. Fiscal 2004 investing activities included a use of cash of $85.2 million, net of cash acquired, for the acquisition of sixteen retail propane companies and our NGL business in California. Fiscal 2003 investing activities included a use of cash of $25.9 million, net of cash acquired, for the acquisition of twelve retail propane companies. Additionally, in fiscal 2004 and 2003, we expended $14.5 million and $6.2 million, respectively for additions of property, plant and equipment to accommodate our growing operations. Deferred financing costs of $0.9 million and $3.0 million were incurred in fiscal 2004 and 2003, respectively, related to debt incurred to complete the acquisitions.

Cash provided by financing activities was $64.9 million in fiscal 2004 and $1.5 million in fiscal 2003. Cash provided by financing activities in fiscal 2004 and fiscal 2003 included net borrowings of $5.2 million and $1.9 million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the early repayment in full of our senior secured notes in the second quarter of fiscal 2004. The early repayment of our senior secured notes resulted in interest expense related to make whole premium payment to the lenders in the amount of $17.9 million. In addition, net proceeds were received from the issuance of Common Units of $113.2 million and $23.3 million in fiscal 2004 and 2003, respectively. Offsetting these cash sources were $37.4 million and $25.2 million of distributions in fiscal 2004 and fiscal 2003, respectively.

At September 30, 2004 and 2003, we had goodwill of $78.1 million and $64.5 million, representing approximately 16% and 18% of total assets, respectively. This goodwill is attributable to our acquisitions. We expect recovery of the goodwill through future cash flows associated with these acquisitions.

The following table summarizes our company’s long-term debt and operating lease obligations as of September 30, 2004, in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$137,601	$23,615	$111,337	$1,825	$824
Future minimum lease payments under noncancelable operating leases	14,887	5,072	6,715	2,810	290
Fixed price purchase commitments	134,886	134,886	—	—	—
Standby letters of credit	5,645	5,645	—	—	—

As of September 30, 2004, total energy contracts had an outstanding net fair value, recorded as a (liability) of $(6.6) million, as compared to total energy contracts outstanding with a net fair value at September 30, 2003 of $3.1 million. The net change of $(9.7) million includes a net increase in fair value of $0.7 million from energy contracts settled during the 2004 fiscal year period, and a net decrease of $(10.4) million from other changes in fair value related to net unrealized gains on energy contracts still outstanding at the end of fiscal 2004. Of the outstanding fair value as of September 30, 2004, energy contracts with a maturity of less than one year totaled $(6.6) million, and there were no energy contracts maturing between one and two years. In addition, at September 30, 2004, the company has committed to purchase approximately 50 million gallons of propane at future dates at the prevailing market price.

On September 28, 2004, our shelf registration statement (File No. 333-118941) was declared effective by the Securities and Exchange Commission for the periodic sale by us of up to $625 million of Common Units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. No offerings of partnership securities or debt securities under the shelf registration statement have been made since it was declared effective.

After year end, Inergy entered into a definitive agreement to purchase 100% of the partnership interests in Star Gas Propane, L.P. for approximately $475 million. We expect to fund the acquisition initially through a combination of debt and equity. Permanent financing for this acquisition is expected to be put in place either prior to or shortly after the acquisition closing.

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

Description of Credit Facility

Effective May 27, 2004, Inergy Propane, LLC executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $75 million revolving working capital facility and a $225 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The Amended Facility is guaranteed by Inergy, L.P. and its subsidiary. The May 2004 amendment has similar interest terms to the previous credit agreement amended in July 2003, and accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates of between 3.77% and 4.75% at September 30, 2004. At September 30, 2004, borrowings outstanding under the credit facility were $132.2 million, including $26.4 million under the revolving working capital facility. Of the outstanding credit facility balance of $132.2 million, $109.8 million is classified as long-term in the accompanying 2004 consolidated balance sheet. At November 1, 2004, the borrowings outstanding under the credit facility were $143.8 million, including $38.1 million under the revolving working capital facility.

During each fiscal year beginning October 1, the outstanding balance of the revolving working capital facility must be reduced to $4.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

The obligations under the credit facility are secured by first priority liens on all assets of Inergy Propane, LLC and its subsidiaries, the pledge of all of Inergy Propane’s equity interests in its subsidiaries and by a pledge of our membership interest in Inergy Propane.

Indebtedness under the credit facility bears interest at the option of Inergy Propane at either prime rate or LIBOR (preadjusted for reserves), plus in each case, an applicable margin. The applicable margin varies quarterly based on Inergy Propane’s leverage ratio. Inergy Propane will incur a fee based on the average daily unused commitments under the credit facility.

Inergy Propane is required to use 100% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business) to reduce borrowings under the credit facility during any fiscal year in which unapplied net cash proceeds are in excess of $10 million. Any such mandatory prepayments are applied first to reduce borrowings under the acquisition facility and then under the working capital facility.

In addition, the credit facility contains various covenants limiting the ability of Inergy Propane and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	issue or modify the terms of any equity or other securities,

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the credit agreement;

•	permit operating lease obligations to exceed $7.5 million in any fiscal year;

•	enter into any debt which contains covenants more restrictive than those of the credit facility;

•	enter into put agreements granting put rights with respect to equity interests of Inergy Propane or its subsidiaries; and

•	modify their respective organizational documents.

In addition, Inergy, L.P. is prohibited from incurring indebtedness except its guarantee of the credit facility.

Furthermore, the credit facility contains the following financial covenants:

•	the ratio of consolidated EBITDA (as defined in the credit facility) to consolidated interest expense (as defined in the credit facility) must be at least 2.5 to 1.0 for any fiscal quarter; and

•	the ratio of total funded debt (as defined in the credit facility) to consolidated EBITDA may not exceed 4.75 to 1.0;

•	the ratio of consolidated Inergy, L.P. total funded debt (as defined in the credit facility) to consolidated EBITDA may not exceed 5.00 to 1.0.

Each of the following is an event of default under the credit facility:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the credit facility or ancillary agreements;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy Propane, its subsidiaries or Inergy, L.P.;

•	impairment of the enforceability or the validity of agreements relating to the credit facility;

•	judgments exceeding $2.5 million against Inergy Propane, its subsidiaries or Inergy, L.P. are undischarged or unstayed for 30 days;

•	certain change of control events; and

•	a condition or event occurs that could have a material adverse effect in the reasonable judgment of two-thirds of the credit facility lenders.

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

The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus interest expense related to a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The interest expense related to the make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 became effective for us on October 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on our consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for the fiscal year ending September 30, 2004. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

Accounting for Price Risk Management. Our wholesale operations, holds propane inventory, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of our marketing and distribution operations. Our wholesale operations also sell propane to energy marketers and dealers and therefore we enter into fixed price forward purchase and sales contracts. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of our inventory positions, is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of our inventories as well as to ensure an adequate physical supply will be available.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Beginning in December 2002, certain of our commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, we use regression analysis and the dollar offset method to formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

Furthermore, we have elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of our inventory positions, whereby the hedged inventory is marked to market. Inventories purchased under energy contracts after October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market.

Revenue Recognition. Sales of propane and other liquids are recognized at the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Impairment of Long-Lived Assets. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Under the provisions of Statement No. 142, we completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2004.

SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on our financial position, results of operations and cash flows.

Self Insurance. We are insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

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

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2004, we had floating rate obligations totaling approximately $132.2 million for amounts borrowed under our credit agreement. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to increase by 100 basis points from September 2004 levels, our combined interest expense would increase by a total of approximately $1.3 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2004 and 2003 were propane retailers, resellers and consumers and energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of September 30, 2004 and 2003 include fixed price payor for 4.9 million and 3.0 million barrels of propane, respectively, and fixed price receiver for 6.5 million and 4.8 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of September 30, 2004 and 2003 was assets of $23.0 million and $8.9 million related to propane, respectively, and liabilities of $29.6 million and $5.8 million related to propane, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments. The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2004, 2003 and 2002 of $(1.2) million, $0.8 million and $0.1 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the years ended September 30, 2004 and 2003 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2004	Year Ended September 30, 2003
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$3,104	$(4,653)
Initial recorded value of new contracts entered into during the period	2,723	—
Change in fair value of contracts attributable to market movement during the year	(13,148)	4,479
Realized (gains)/losses recognized	695	3,278

Net unrealized gains and (losses) in fair value of contracts outstanding at September 30, 2004 and 2003	$(6,626)	$3,104

Of the outstanding unrealized gain as of September 30, 2004, all contracts had a maturity of less than one year.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in an approximate $0.1 million change in the market value of the contracts as there were approximately 1.5 million gallons of net unbalanced positions at September 30, 2004.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2004.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the Company’s fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

Our managing general partner may appoint two independent directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the

Nasdaq National Market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our managing general partner of any duties it may owe us or our unitholders. Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC as well as the compensation plans described below. The members of the compensation committee are Warren H. Gfeller and Arthur B. Krause. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the outside auditors; and (c) the disclosure controls and procedures established by management. The members of the audit committee must meet the independence standards established by the Nasdaq national market. The members of the audit committee are Warren H. Gfeller and Arthur B. Krause. The board of directors of our managing general partner has determined that Mr. Gfeller is an audit committee financial expert based upon the experience stated in his biography. We believe that he is independent of management.

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our officers and are subject to the oversight of the directors of our managing general partner. The board of directors of our managing general partner is presently composed of five directors.

Inergy Holdings, LLC owns our non-managing general partner and our managing general partner. As the sole member of our managing general partner, Inergy Holdings has the power to elect our board of directors.

In January 2001, a group of investors in our predecessor acquired the contractual right to elect one member of our board of directors until certain events occurred related to the subordination period of our senior subordinated units. Warren H Gfeller was the board designee of this investor group. Mr. Gfeller is affiliated with Clayton-Hamilton, LLC, and a member of this investor group.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our managing general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with the Managing General Partner
John J. Sherman	49	President, Chief Executive Officer and Director

Phillip L. Elbert	46	Executive Vice President - Operations and Director

David G. Dehaemers, Jr.	44	Executive Vice President - Corporate Development

R. Brooks Sherman, Jr.	39	Senior Vice President and Chief Financial Officer

Dean E. Watson	46	Senior Vice President - Wholesale and Supply Logistics

Carl A. Hughes	50	Vice President - Business Development

Laura L. Ozenberger	46	Vice President - General Counsel and Secretary

Warren H. Gfeller	52	Director

Arthur B. Krause	63	Director

Robert A. Pascal	70	Director

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

David G. Dehaemers. Mr. Dehaemers has served as Executive Vice President – Corporate Development since September 2003. Prior to joining Inergy, Mr. Dehaemers served as the Vice President-Corporate Development of Kinder Morgan G.P., Inc. (the general partner of Kinder Morgan Energy Partners, L.P.) and Kinder Morgan, Inc. from 2000 until 2003. He served as Vice President and Chief Financial Officer of Kinder Morgan, Inc. from 1999 until 2000. He served as Vice President, Chief Financial Officer and Treasurer of Kinder Morgan G.P., Inc. from 1997 until 2000.

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

Laura L. Ozenberger. Ms. Ozenberger has served as Vice President—General Counsel & Secretary since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments, including Assistant Corporate Secretary from 1996 through 2003. Prior to 1990, Ms. Ozenberger was in a private legal practice.

Warren H. Gfeller. Mr. Gfeller has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors from January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also serves as a director of Zapata Corporation and Duckwall-ALCO Stores, Inc.

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

To our company’s knowledge, based solely on review of the copies of such reports furnished to our company and written representations that no other reports were required, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. This code of ethics may be found on our website at www.inergypropane.com.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth for the periods indicated, the compensation paid or accrued (by Inergy, L.P., its predecessor and our managing general partner) to the chief executive officer of our managing general partner and four other executive officers for services rendered to Inergy, L.P. and its subsidiaries. In this report, we refer to these five individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation						Long Term Compensation Awards	All Other Compensation

		Salary (1)		Bonus		Other Annual Compensation (2)		Securities Underlying Options

John. J. Sherman President and Chief Executive Officer	2004 2003 2002	$ $ $	250,000 250,000 250,000	$ $ $	— 150,000 150,000	$ $ $	— — —	— — —	$ $ $	— — —

Phillip L. Elbert Executive Vice President Operations	2004 2003 2002	$ $ $	200,000 200,000 200,000	$ $ $	125,000 100,000 100,000	$ $ $	— — —	— — —	$ $ $	— — —

David G. Dehaemers Executive Vice President- Corporate Development	2004 2003 2002	$ $ $	200,000 8,333 —	$ $ $	— — —	$ $ $	— — —	— 50,000 —	$ $ $	— — —

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	170,000 170,000 143,750	$ $ $	50,000 100,000 75,000	$ $ $	— — —	— — 10,000	$ $ $	— — —

Dean E Watson Senior Vice President- Wholesale, Supply, Logistics & Transportation	2004 2003 2002	$ $ $	180,000 180,000 15,000	$ $ $	— 90,000 —	$ $ $	— — —	— — 37,500	$ $ $	— — —

(1)	Salary for Mr. Dean Watson in fiscal 2002 represents the pro rata portion of his annual salary from the date of his employment with us on September 2, 2002. Salary for Mr. David Dehaemers in fiscal 2003 represents the pro rata portion of his annual salary from the date of his employment with us on September 16, 2003.

(2)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

There were no grants of unit options to a named executive officer during fiscal 2004.

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held as of September 30, 2004.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2004 Option Values

Name	Units Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised In- the-Money Options at September 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	—	—
Phillip L. Elbert	—	—	—	111,000	—	$1,813,740
David G. Dehaemers	—	—	—	50,000	—	$360,500
R. Brooks Sherman, Jr.	—	—	—	75,500	—	$1,159,270
Dean E. Watson	—	—	—	75,000	—	$951,750

(1)	Based on the $27.34 per unit fair market value of our Common Units on September 30, 2004, the last trading day of fiscal 2004, less the option exercise price.

Employment Agreements

The following named executive officers have entered into employment agreements with our company:

•	John J. Sherman, President and Chief Executive Officer;

•	Phillip L. Elbert, Executive Vice President—Operations;

•	David G. Dehaemers, Executive Vice President—Corporate Development.

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Dean E. Watson, Senior Vice President—Wholesale, Supply & Transportation;

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of three or five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$250,000

• Phillip L. Elbert	$200,000

• David G. Dehaemers	$200,000

• R. Brooks Sherman, Jr	$170,000

• Dean E. Watson	$180,000

These employees are reimbursed for all expenses in accordance with the managing general partner’s policies. They are also eligible for fringe benefits normally provided to other members of executive management and any other benefits agreed to by the managing general partner. Each of these employees is eligible to participate in the Inergy Long Term Incentive Plan.

With the exception of Mr. John Sherman and Mr. David Dehaemers, each of these individuals is entitled to performance bonuses upon our attaining certain levels of distributable cash flow on an annual basis for each year during the term of his employment.

Some of the employment agreements provide for additional bonuses conditioned upon the conversion of subordinated units into Common Units. To the extent not already paid, Messrs. Brooks Sherman and Phillip Elbert will be entitled to bonuses in the amounts of $200,000 and $500,000, respectively, payable upon, and in the same proportion as the conversion of Senior and Junior Subordinated Units into Common Units. Mr. Watson will be entitled to a bonus in the amount of $400,000 payable upon Inergy paying four consecutive quarterly distributions to all unitholders in an amount equal to at least $0.90 per quarter.

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

Unless waived by the managing general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, (ii) the performance bonus based on target distributable cash flow, or (iii) the bonus tied to the subordination period or meeting certain quarterly distribution amounts, the individual must have been continuously employed by the managing general partner or one of our affiliates from the date of his employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner.

With respect to Mr. John Sherman, Mr. Phillip Elbert, Mr. Brooks Sherman, and Mr. Dean Watson, in the event that the operating company terminates such person’s employment without cause, the operating company will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

With respect to Mr. Dehaemers, in the event that the operating company terminates his employment without cause, Mr. Dehaemers will be entitled to the lesser of $100,000 or the amount due for the remainder of the term of his employment agreement.

In addition to their employment agreements, Mr. Phillip Elbert and Mr. Brooks Sherman each has entered into an option contract with Inergy Holdings under which Inergy Holdings has granted them the right and option to invest in Inergy Holdings. As of September 30, 2004,

Mr. Elbert and Mr. Sherman had the right to exercise an option for a percentage interest in Inergy Holdings equal to 7.6% and 3.6%, respectively, subject to adjustment.

Pursuant to the partnership agreement, we will reimburse Inergy Holdings or its affiliates for all expenses of the employment of these individuals related to our activities.

Long-Term Incentive Plan

Our managing general partner sponsors the Inergy Long-Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The summary of the long-term incentive plan contained herein does not purport to be complete but outlines its material provisions. The long-term incentive plan permits the grant of awards covering an aggregate of 1,735,100 Common Units which are granted in the form of unit options and/or restricted units; however not more than 565,000 restricted units may be granted under the plan. Through November 1, 2004, we have granted an aggregate of 1,115,064 unit options pursuant to the Inergy Long-Term Incentive Plan. We have not granted any restricted units pursuant to the Long-Term Incentive Plan. The plan is administered by the compensation committee of the managing general partner’s board of directors.

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

Unit Options. The long-term incentive plan currently permits, and our managing general partner has made, grants of options covering Common Units. Pursuant to the plan, the compensation committee determines which employees and directors shall be granted options and the number of units that will be granted to such individual. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, under most unit option grants, the unit options will become exercisable upon a change of control of the managing general partner or us. Generally, unit options will expire after 10 years.

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

Unit Purchase Plan

Our managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase Common Units in market transactions from us, our general partners or any other person. All purchases made have been in market transactions, although our plan allows us to issue additional units. We have reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of Common Units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in our Common Units. Units purchased through the unit purchase plan for the fiscal years ended September 30, 2004, 2003 and 2002 were 9,518 units 10,277, and 3,280 units, respectively.

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

Compensation of Directors

Officers of our managing general partner who also serve as directors will not receive additional compensation. Mr. Gfeller received an option under our long term incentive plan for 44,400 Common Units at an exercise price based on the initial public offering price. Upon joining the board of directors, Mr. Krause received an option under our long-term incentive plan for 40,000 Common Units at an exercise price equal to the closing trading price on the Nasdaq National Market of our Common Units on the grant date. In addition, each director receives cash compensation of $18,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $500 per compensation or audit committee meeting attended and $1,000 per conflicts committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of our managing general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the Compensation Committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of November 1, 2004 regarding the beneficial ownership of our company’s units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Senior Subordinated Units Beneficially Owned	Percentage of Senior Subordinated Units Beneficially Owned	Junior Subordinated Units Beneficially Owned	Percentage of Junior Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned (9)
Inergy Holdings, LLC (2)	1,243,388	7.1%	1,459,836	26.6%	975,924	85.2%	15.2%
United Propane, Inc. (3) 28 Floral Avenue Key West, FL 33040	1,897,881	10.8%	390,449	7.1%	—	—	9.4%

Country Partners, Inc. (4) 4010 Highway 14 Crystal Lake, IL 60014	189,968	1.1%	628,414	11.5%	—	—	3.4%

KCEP Ventures II, L.P. 253 West 47th Street Kansas City, MO 64112	183,636	1.0%	607,272	11.1%	—	—	3.3%

Tortoise Energy Infrastructure	1,300,000	7.4%	24,861	*	—	—	5.5%

DIL, Inc. (5) P.O. Box 9 Kendallville, IN 46755	76,239	—	516,673	9.4%	—	—	2.8%

Rocky Mountain Mezzanine Fund (6) 1125 17th Street Suite 2260 Denver, CO 80202	112,292	*	371,344	6.8%	—	—	2.0%

John J. Sherman Trust (7)	1,245,103	7.1%	1,459,836	26.6%	975,924	85.2%	15.2%

Phillip L. Elbert (5)	21,788	—	—	—	—	—	*

David G. Dehaemers, Jr.	—	—	—	—	—	—	*

R. Brooks Sherman, Jr.	2,979	*	230	*	—	—	*

Dean E. Watson	1,199	*	—	—	—	—	*

Carl A. Hughes	1,178	*	—	—	—	—	*

Laura L. Ozenberger	717	*	384	*	—	—	*

Warren H. Gfeller (8)	2,955	*	9,773	*	—	—	*

Arthur B. Krause	—	—	—	—	—	—	*

Robert A. Pascal (3)	1,897,881	10.8%	390,449	7.1%	—	—	9.4%

All directors and executive officers as a group (10 persons)	3,173,800	18.0%	1,860,672	34.0%	975,924	85.2%	24.8%

*	less than 1%

(1)	Unless otherwise indicated, the address of each person listed above is: Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112. All persons listed have sole voting power and investment power with respect to their units unless otherwise indicated.

(2)	Of the Senior and Junior Subordinated Units indicated as beneficially owned by Inergy Holdings 1,414,248 Senior Subordinated Units and 975,126 Junior Subordinated Units are held by New Inergy Propane, LLC, a wholly-owned subsidiary of Inergy Holdings and 45,588 Senior Subordinated Units and 798 Junior Subordinated Units are held by Inergy Holdings. Of the Common Units indicated as beneficially owned by Inergy Holdings, 447,660 units are held by New Inergy Propane, and 789,202 units are held by IPCH Acquisition Corp. a wholly-owned subsidiary of Inergy Holdings and 6,526 are held directly by Inergy Holdings.

(3)	United Propane, Inc. owns 1,897,881 Common Units and 390,449 Senior Subordinated Units. Mr. Pascal in his capacity as the sole shareholder of United Propane may be deemed to beneficially own these units.

(4)	Country Partners, Inc. (formerly Country Gas Company, Inc.) is controlled by Arlene Peterson and the estate of Leonard Peterson.

(5)	DIL, Inc. consists of Domex, Inc., Investors, Inc. and L&L Leasing, Inc., each of which was merged into DIL, Inc. (collectively, the “Hoosier Entities”). Each of Jerry Boman, Glen Cook and Wayne Cook own 31.8% of the Hoosier Entities. Mr. Elbert, one of our executive officers and directors, holds the remaining ownership interest in the Hoosier Entities. He disclaims beneficial ownership of the units held by the Hoosier Entities.

(6)	Edward C. Brown in his capacity as managing partner of Rocky Mountain Capital Partners, LLP, the general partner of Rocky Mountain Mezzanine Fund, may be deemed to beneficially own these units. Mr. Brown disclaims beneficial ownership of the units held by Rocky Mountain Mezzanine Fund.

(7)	Mr. Sherman through his trust holds an ownership interest in and has voting control of Inergy Holdings, as indicated in the following table, and therefore may be deemed to beneficially own the units held by Inergy Holdings. Additionally, Mr. Sherman holds 1,714 units through his purchases under the Employee Unit Purchase Plan.

(8)	Mr. Gfeller in his capacity as managing member of Clayton-Hamilton, LLC may be deemed to beneficially own 2,955 common units and 9,773 senior subordinated units held by Clayton-Hamilton.

(9)	The percentage of total units beneficially owned includes the approximate 2% implied units of the non-managing general partner.

The following table shows the beneficial ownership as of November 1, 2004 of Inergy Holdings, LLC of the directors and named executive officers of the managing general partner. As reflected above, Inergy Holdings owns our managing general partner, non-managing general partner, the incentive distribution rights and, through subsidiaries, approximately 15% of our outstanding units.

Name of Beneficial Owner (1)	Inergy Holdings, LLC Percent of Class (2)
John J. Sherman Trust (3)	65.8%
Phillip L. Elbert (4)	—
David G. Dehaemers, Jr.	1.5%
R. Brooks Sherman Jr. (5)	—
Dean E. Watson	—
Warren H. Gfeller	—
Arthur B. Krause	—
Robert A. Pascal	—
All directors and executive officers as a group (10 persons) (6)	74.5%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.

(2)	The ownership of Inergy Holdings has not been certificated. Voting rights attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 50%, the remaining owners of Inergy Holdings will acquire voting rights in proportion to the ownership interest.

(3)	On September 9, 2004, John Sherman’s interest in Inergy Holdings, LLC was transferred to his trust “John J. Sherman Revocable Trust” dated May 4, 1994.

(4)	As of September 30, 2004, Mr. Phil Elbert held an option to acquire 7.6% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully on January 12, 2006 and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Elbert’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Elbert’s employment agreement). Mr. Elbert’s option expires on January 12, 2011. In the event Mr. Elbert exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.

(5)	As of September 30, 2004, Mr. Brooks Sherman, Jr. held an option to acquire 3.6% of Inergy Holdings, which option is subject to the terms of the Inergy Holdings, LLC Employee Option Plan. The option vests fully on December 31, 2006 and upon a sale of control as defined in the plan. The option vests 20% each year in the event Mr. Sherman’s employment terminates as a result of his death, disability or termination without cause (as defined in Mr. Sherman’s employment agreement). Mr. Sherman’s option expires on September 11, 2012. In the event Mr. Sherman exercises his option, the respective ownership interests of the persons listed above will be reduced on a pro rata basis.

(6)	Our management holds a total interest of approximately 86.1% in Inergy Holdings, LLC.

We refer you to Item 5 of this report for certain information regarding securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

In connection with our acquisition of assets from United Propane, Inc. on July 31, 2003, we entered into ten leases of real property formerly used by United Propane in its business. We entered into five of these leases with United Propane, three of these leases with Pascal Enterprises, Inc. and two of these leases with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable by us for up to two additional terms of five years each. During the initial term of these leases we are required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane, LLC entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal having an address of 3101 Shell Rd., Baltimore, Maryland 21226 for the base monthly rent of $15,000.

Robert A. Pascal is the sole shareholder of United Propane, Pascal Enterprises and United Leasing and is on our managing general partner’s board of directors.

Distributions and Payments to the Managing General Partner and the Non-managing General Partner

Distributions and payments are made by us to our managing general partner and its affiliates in connection with the ongoing operation of Inergy, L.P. These distributions and payments were determined by and among affiliated entities and are not the result of arm’s length negotiations.

Cash distributions will generally be made 98% to the unitholders, including affiliates of the managing general partner as holders of Common Units and Senior and Junior Subordinated Units, and approximately 2% to the non-managing general partner. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, Inergy Holdings will be entitled to receive increasing percentages of the distributions, up to 48% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our non-managing general partner and its affiliates would receive a distribution of approximately $562,045 on the approximate 2% general partner interest and a distribution of approximately $4,414,978 on their Common, Senior Subordinated and Junior Subordinated Units.

Our managing general partner and its affiliates will not receive any management fee or other compensation for the management of our company. Our managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on our behalf. For the fiscal years ended September 30, 2004, and 2003 the expense reimbursement to our managing general partner and its affiliates was approximately $2.9 and $2.1 million, respectively.

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

Rights of our Managing General Partner and our Non-managing General Partner

Inergy Holdings owns an aggregate 17% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner. Our managing general partner manages our operations and activities.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and for other services for the years ended September 30, 2004 and 2003.

For the fiscal year ended September 30,	2004	2003
	(in thousands)
Audit fees (1)	$435	$422
Audit related fees (2)	33	193

Total	$468	$615

(1)	Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.

(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations and benefit plan audits.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2004 prior to the commencement of such services. For information regarding the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our Audit Committee charter on our website at www.inergypropane.com.

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

3.	Exhibits:

Exhibit No.	Description

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003.)

*3.2	Form of Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.2A	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*3.2B	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P.

*3.2C	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P.

*3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*4.1	Specimen Unit Certificate for Senior Subordinated Units (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Specimen Unit Certificate for Junior Subordinated Units (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.3	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001.)

*10.1	Sixth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of May 27, 2004

*10.2	Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.3	Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.4	Inergy Employee Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.4A	Amendment to Inergy Employee Long-Term Incentive Plan, adopted April 4, 2003. (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003) ***

*10.5	Employment Agreement—John J. Sherman (incorporated herein by reference to Exhibit 10.8 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.6	Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001) ***

*10.6A	First Amendment to Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 20, 2001) ***

*10.7	Employment Agreement—Carl A. Hughes (incorporated herein by reference to Exhibit 10.10 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.8	Employment Agreement—William C. Gautreaux (incorporated herein by reference to Exhibit 10.12 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001 ***

*10.9	Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*10.10	Option Agreement by and between Phillip L. Elbert and Inergy Holdings, LLC, dated January 12, 2001 (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.11	Employment Agreement – R. Brooks Sherman (incorporated herein by reference to Exhibit 10.20 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.12	Option Agreement by and between R. Brooks Sherman and Inergy Holdings, LLC, dated September 11, 2002 (incorporated herein by reference to Exhibit 10.21 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002) ***

*10.13	Employment Agreement – Dean E. Watson ***

*10.14	Amended and Restated Inergy Unit Purchase Plan

**10.15	Employment Agreement – David G. Dehaemers, Jr. ***

**12.1	Ratios of earnings to fixed charges

*14.1	Inergy’s Code of Business Conduct & Ethics

**21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

**	Filed herewith

***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Reports on Form 8-K. Our company filed three reports on Form 8-K with the SEC during the three months ended September 30, 2004:

Form 8-K dated July 26, 2004, was filed with respect to Item 5 to report that we had increased the company’s quarterly cash distribution to $0.415 per limited partner unit ($1.66 annually) for the quarter ended June 30, 2004. We also announced that 1,656,684 senior subordinated units would convert on a one-for-one basis to common units on August 13, 2004.

Form 8-K dated August 11, 2004, was filed with respect to Items 7 and 12 to report our issuance of a press release dated August 10, 2004 announcing our financial results for the fiscal third quarter ended June 30, 2004.

Form 8-K dated August 31, 2004, was filed with respect to Item 8 to report our sale of 1,300,000 common units to Tortoise Energy Infrastructure in a privately negotiated transaction.

(c)	Exhibits.

See exhibits identified above under Item 15(a)3.

(d)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy, L.P. and Subsidiary

Consolidated Financial Statements

September 30, 2004 and 2003 and each of the

Three Years in the Period Ended

September 30, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Inergy, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and Subsidiary (the Partnership) as of September 30, 2004 and 2003, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and Subsidiary at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 18, 2004

Inergy, L.P. and Subsidiary

Consolidated Balance Sheets

	September 30,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash	$2,256	$3,528
Accounts receivable, less allowance for doubtful accounts of $1,078,000 and $997,000 at September 30, 2004 and 2003, respectively	49,441	21,841
Inventories	56,404	35,722
Prepaid expenses and other current assets	5,494	3,957
Assets from price risk management activities	23,015	8,905

Total current assets	136,610	73,953
Property, plant and equipment:
Land and buildings	20,246	14,265
Office furniture and equipment	10,173	8,614
Vehicles	32,719	21,986
Tanks and plant equipment	189,519	135,040

	252,657	179,905
Less accumulated depreciation	(37,404)	(22,704)

Property, plant and equipment, net	215,253	157,201
Intangible assets (Note 2):
Covenants not to compete	11,498	8,752
Deferred financing costs	5,242	7,994
Deferred acquisition costs	104	849
Customer accounts	74,154	59,951

	90,998	77,546
Less accumulated amortization	(17,398)	(12,383)

Intangible assets, net	73,600	65,163
Goodwill	78,128	64,546
Other	228	1,530

Total assets	$503,819	$362,393

Inergy, L.P. and Subsidiary

Consolidated Balance Sheets (continued)

	September 30,
	2004	2003
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$54,621	$22,733
Accrued expenses	13,937	11,919
Customer deposits	15,977	11,830
Liabilities from price risk management activities	29,640	5,801
Current portion of long-term debt (Note 4)	23,615	12,449

Total current liabilities	137,790	64,732
Long-term debt, less current portion (Note 4)	113,986	118,678
Partners’ capital (Notes 2 and 8):
Common unitholders (17,626,506 and 11,044,822 units issued and outstanding as of September 30, 2004 and 2003, respectively)	224,600	128,983
Senior subordinated unitholders (5,478,568 and 7,135,252 units issued and outstanding as of September 30, 2004 and 2003, respectively)	25,352	46,703
Junior subordinated unitholders (1,145,084 units issued and outstanding as of September 30, 2004 and 2003)	(2,296)	(164)
Non-managing general partner	4,387	3,461

Total partners’ capital	252,043	178,983

Total liabilities and partners’ capital	$503,819	$362,393

See accompanying notes.

Inergy, L.P. and Subsidiary

Consolidated Statements of Operations

(In Thousands Except Per Unit Data)

	Year Ended September 30,
	2004	2003	2002
Revenue:
Propane	$431,202	$343,578	$192,122
Other	51,294	19,787	16,578

	482,496	363,365	208,700
Cost of product sold (excluding depreciation and amortization as shown below)	359,053	267,010	134,999

Gross profit	123,443	96,355	73,701
Expenses:
Operating and administrative	81,296	59,249	45,300
Depreciation and amortization	21,089	13,843	11,444

Operating income	21,058	23,263	16,957
Other income (expense):
Interest expense	(7,878)	(9,982)	(8,365)
Interest expense related to write-off of deferred financing costs	(1,216)	—	(585)
Interest expense related to make whole premium charge	(17,949)	—	—
Interest income related to swap value received	949	—	—
Gain (loss) on sale of property, plant and equipment	(203)	(91)	140
Finance charges	704	339	115
Other	106	86	140

Income (loss) before income taxes	(4,429)	13,615	8,402
Provision for income taxes	167	103	93

Net income (loss)	$(4,596)	$13,512	$8,309

Partners’ interest information
Non-managing general partners’ interest in net income	$1,182	$617	$166

Limited partners’ interest in net income (loss):
Common unit interest	$(3,664)	$6,820	$3,391
Senior subordinated unit interest	(1,814)	5,190	4,052
Junior subordinated unit interest	(300)	885	700

Total limited partners’ interest in net income (loss)	$(5,778)	$12,895	$8,143

Net income (loss) per limited partner unit:
Basic	$(0.26)	$0.77	$0.61
Diluted	$(0.26)	$0.76	$0.60

Weighted average limited partners’ units outstanding:
Basic	22,027	16,676	13,317
Diluted	22,027	16,942	13,520

See accompanying notes.

Inergy, L.P. and Subsidiary

Consolidated Statements of Partners’ Capital

(In Thousands)

		Partners’ Capital
	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2001	$24,981	$45,060	$1,258	$1,455	$72,754
Common Units issued in acquisition of retail propane companies	19,724	—	—	—	19,724
Net proceeds from issuance of Common Units	35,350	—	—	—	35,350
Contribution from non-managing general partner	—	—	—	976	976
Distributions	(6,684)	(7,820)	(1,351)	(342)	(16,197)
Net income	3,391	4,052	700	166	8,309

Balance at September 30, 2002	76,762	41,292	607	2,255	120,916

Common and Senior Subordinated Units issued in acquisition of retail propane companies	35,100	10,000	—	—	45,100
Net proceeds from issuance of Common Units	23,339	—	—	—	23,339
Return and cancellation of Common Units originally issued in the IPC acquisition	(106)	—	—	—	(106)
Contribution from non-managing general partner	—	—	—	1,430	1,430
Members’ distributions	(12,935)	(9,783)	(1,658)	(841)	(25,217)
Comprehensive income:
Net income	6,820	5,190	885	617	13,512
Foreign currency translation	3	4	2	—	9

Comprehensive income					13,521

Balance at September 30, 2003	128,983	46,703	(164)	3,461	178,983

Net proceeds from issuance of Common Units	113,219	—	—	—	113,219
Contribution from non-managing general partner	—	—	—	1,791	1,791
Senior Subordinated Units converted to Common Units	8,127	(8,127)	—	—	—
Members’ distributions	(22,076)	(11,416)	(1,833)	(2,047)	(37,372)
Comprehensive income:
Net income (loss)	(3,664)	(1,814)	(300)	1,182	(4,596)
Foreign currency translation	11	6	1	—	18

Comprehensive income					(4,578)

Balance at September 30, 2004	$224,600	$25,352	$(2,296)	$4,387	$252,043

See accompanying notes.

Inergy, L.P. and Subsidiary

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2004	2003	2002
Operating activities
Net income (loss)	$(4,596)	$13,512	$8,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,325	9,856	8,070
Amortization	5,764	3,987	3,374
Amortization of deferred financing costs	1,686	1,506	1,253
Write-off of deferred financing costs	1,216	—	585
Interest expense related to make whole premium charge	17,949	—	—
Provision for doubtful accounts	214	719	451
(Gain) loss on disposal of property, plant and equipment	201	91	(140)
Net assets (liabilities) from price risk management activities	9,730	(7,757)	9,228
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,157)	(7,420)	4,696
Inventories	(19,048)	7,038	(24,636)
Prepaid expenses and other current assets	(1,524)	(73)	(1,990)
Other assets	37	42	73
Accounts payable	24,550	6,981	2,913
Accrued expenses	(280)	2,981	(2,188)
Customer deposits	4,089	2,965	(2,219)

Net cash provided by operating activities	32,156	34,428	7,779
Investing activities
Acquisitions, net of cash acquired	(85,154)	(25,941)	(84,759)
Purchases of property, plant and equipment	(14,521)	(6,230)	(6,385)
Deferred financing and acquisition costs incurred	(874)	(3,037)	(3,660)
Proceeds from sale of property, plant and equipment	2,245	720	775
Other	—	—	12

Net cash used in investing activities	(98,304)	(34,488)	(94,017)

Inergy, L.P. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended September 30,
	2004	2003	2002
Financing activities
Proceeds from issuance of long-term debt	$372,407	$174,794	$421,237
Principal payments on long-term debt	(367,238)	(172,855)	(355,211)
Payment of interest expense related to make whole premium charge	(17,949)	—	—
Contribution from non-managing general partner	1,791	1,430	976
Net proceeds from issuance of Common Units	113,219	23,339	35,350
Distributions	(37,372)	(25,217)	(16,197)

Net cash provided by financing activities	64,858	1,491	86,155

Effect of exchange rate changes on cash	18	9	—
Net increase (decrease) in cash	(1,272)	1,440	(83)
Cash at beginning of year	3,528	2,088	2,171

Cash at end of year	$2,256	$3,528	$2,088

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,251	$8,705	$6,722

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2,569	$1,953	$1,934

Acquisitions of retail propane companies through the issuances of Common Units and Senior Subordinated Units	—	$45,100	$19,724

Acquisition of retail propane companies through the assumption of seller debt	—	$2,218	$1,661

Increase (decrease) in the fair value of senior secured notes and the related interest rate swap	$(316)	$556	$709

See accompanying notes.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies

Organization

Inergy, L.P. (the Partnership or the company) was formed on March 7, 2001 as a Delaware limited partnership. The Partnership and its subsidiary Inergy Propane, LLC (the Operating Company) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries (Inergy Partners and referred to subsequent to the initial public offering described below as the Non-managing General Partner). In addition, Inergy Sales and Service, Inc. (Services), a subsidiary of the Operating Company, was formed to acquire and operate the service, work and appliance parts and sales business of Inergy Partners. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership’s obligations under the laws of several jurisdictions in which the Partnership conducts business, the Partnership’s activities are conducted through the Operating Company.

The Partnership Entities consummated in July 2001, an initial public offering (the Offering) of 3,680,000 Common Units representing limited partner interests in the Partnership (the Common Units) for an offering price of $11.00 per Common Unit aggregating $40.5 million before approximately $6.2 million of underwriting discounts and commissions and other expenses related to the Offering. In conjunction with the Offering, an additional 4,012,912 Senior Subordinated Units were issued to holders of the certain redeemable Class A preferred interests of Inergy Partners, representing a 34.3% limited partner interest in the Partnership Entities. At the same time, the Operating Company assumed the Non-managing General Partner’s obligation under its funded debt in connection with the conveyance in July 2001 (the Partnership Conveyance) by Inergy GP, LLC (the Managing General Partner) and the Non-managing General Partner (together referred to as the General Partners), of substantially all of their assets and liabilities (excluding $1.9 million of cash and the deferred tax liabilities associated with the subsidiaries of Wilson Oil Company of Johnston County, Inc. (Wilson) and Rolesville Gas & Oil Company, Inc. (Rolesville)).

Inergy, L.P. is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy, L.P., and all other necessary or appropriate expenses allocable to Inergy, L.P. or otherwise reasonably incurred by Inergy GP, LLC in connection with operating the Inergy, L.P. business. These costs, which totaled approximately $2.9 million, $2.1 million, and $4.6 million for the years ended September 30, 2004, 2003, and 2002, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

The Non-managing General Partner owns an approximate 2% general partner interest in the Partnership. In addition, the Non-managing General Partner owns Senior Subordinated Units and Junior Subordinated Units through its wholly-owned subsidiary, New Inergy Propane, LLC, approximating an 11.5% limited partner interest.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Inergy Holdings owns an aggregate 17% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Inergy, L.P. and its subsidiary Inergy Propane, LLC as well as all of Inergy Propane’s wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, marketing, trading, processing and fractionation of propane and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest and Southeast regions of the United States.

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, holds propane inventory, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers and therefore Inergy enters into fixed price forward purchase and sales contracts. Derivative financial instruments utilized in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. During the years ended September 30, 2004 and 2003, Inergy recognized a net loss of $0.1 million, and $0.2 million, respectively, related to the ineffective portion of its hedging instruments and a net

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

loss of $1.0 million, and $0.5 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged, as discussed above, are carried at the lower-of-cost or market.

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

Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. Credit is generally extended to retail customers through delivery into company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are reflected in Inergy’s consolidated financial statements, are based on specific identification and historical collection results and have generally been within management’s expectations. Finance charges on trade receivables are generally recognized upon billing of customers.

Furthermore, three suppliers, Sunoco, Inc. (18%), Dominion Transmission Inc. (12%), and Exxon Mobil Oil Corp.(11%), accounted for approximately 41% of propane purchases during the past fiscal year. We believe our contracts with these suppliers will enable us to purchase most of our supply needs at market prices and ensures adequate supply. No other single supplier accounted for more than 10% of our propane purchases in the current year.

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

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Inventories

Inventories for retail operations, which mainly consist of liquid propane, are stated at the lower of cost, determined using the average-cost method, or market. Wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts, as discussed above. Wholesale propane inventories being hedged and carried at market at September 30, 2004 and 2003 amount to $40.7 million and $28.9 million, respectively.

Inventories consist of (in thousands):

	September 30, 2004	September 30, 2003
Propane gas and other liquids	$53,295	$32,247
Appliances, parts and supplies	3,109	3,475

	$56,404	$35,722

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

Inergy reviews its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2004.

Inergy, L.P. and Subsidiary

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

Estimated amortization, including amortization of deferred financing cost reported as interest expense, for the next five years ending September 30, in thousands of dollars is as follows:

2005	$7,594
2005	6,626
2007	5,950
2008	5,890
2009	5,453

Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Covenants not to compete, customer accounts and goodwill arose from the various acquisitions by Inergy and are discussed in Note 2. Deferred acquisition costs represent costs incurred to date on acquisitions that Inergy is actively pursuing, most of which relate to the acquisitions completed subsequent to year end, as discussed in Note 11.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

In connection with the goodwill impairment evaluation, the reporting units are identified, which for the Company are the same as its operating segments, and carrying value of each reporting unit determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” to its carrying amount.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Under the provisions of Statement No. 142, Inergy completed the valuation of each of Inergy’s reporting units and determined no impairment existed as of September 30, 2004.

Income Taxes

The earnings of the Partnership and Operating Company are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in Inergy’s consolidated financial statements relating to the earnings of the Partnership and Operating Company. Federal and state income taxes are, however, provided on the earnings of Services. The effect of temporary differences between Services’ basis of assets and liabilities for income tax and financial statement purposes is immaterial. The provision for income tax for the years ended September 30, 2004, 2003 and 2002 was $167,000, $103,000 and $93,000, respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Inergy for long-term debt with similar terms and maturities, the aggregate fair value of Inergy’s long-term debt was approximately $138 million and $131 million as of September 30, 2004 and 2003, respectively. The fair value of our derivative financial instruments was $(0.1) million and $1.0 million as of September 30, 2004 and 2003, respectively.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

option’s vesting period. Inergy’s pro forma information for each of the three years in the period ended September 30, 2004 is as follows (in thousands, except per unit data):

	2004	2003	2002
Net income (loss) as reported	$(4,596)	$13,512	$8,309
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	(227)	(164)	(142)

Pro forma net income (loss)	$(4,823)	$13,348	$8,167

Pro forma limited partners’ interest in net income (loss)	$(6,005)	$12,731	$8,004

Net income (loss) per limited partner unit
Basic – as reported	$(0.26)	$0.77	$0.61
Basic – pro forma	$(0.27)	$0.76	$0.60
Pro forma net income (loss) per limited partner unit:
Diluted – as reported	$(0.26)	$0.76	$0.60
Diluted – pro forma	$(0.27)	$0.75	$0.59

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Income (Loss) Per Unit

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest and any incentive distribution allocation to its affiliate, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive income (loss) per limited partner unit (in thousands, except per unit data):

	Year Ended September 30,
	2004	2003	2002
Numerator:
Net income (loss)	$(4,596)	$13,512	$8,309
Less: Non-Managing General Partners’ interest in net income (loss)	1,182	617	166

Limited partners’ interest in net income (loss) – basic and diluted	$(5,778)	$12,895	$8,143

Denominator:
Weighted average limited partners’ units outstanding – basic	22,027	16,676	13,317
Effect of dilutive unit options outstanding	—	266	204

Weighted average limited partners’ units outstanding – dilutive	22,027	16,942	13,521

Net income (loss) per limited partner unit
Basic	$(0.26)	$0.77	$0.61

Diluted	$(0.26)	$0.76	$0.60

For the year ended September 30, 2004, 468,412 outstanding options were excluded from the determination of diluted net income (loss) per limited partner unit because their inclusion would be anti-dilutive.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining Inergy’s reportable segments under the provisions of SFAS No. 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 10 for disclosures related to Inergy’s retail and wholesale segments. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of Inergy’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 became effective for Inergy on October 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for the fiscal year ending September 30, 2004. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on net income.

2. Acquisitions

On July 31, 2003, Inergy purchased substantially all of the retail propane assets and assumed certain liabilities of United Propane, Inc. (“United Propane”), a retail propane distributor located in Maryland, Delaware and West Virginia. The purchase price of $52.7 million consisted of the issuance of 1,779,812 Common Units and 508,518 Senior Subordinated Units with a fair value of approximately $45.0 million, $2.7 million in cash, and the assumption of $5.0 million of liabilities.

During fiscal 2003, Inergy also acquired substantially all of the assets of ten other retail propane companies located in Ohio, Florida, Indiana and North Carolina, and one wholesale company located in Calgary, Canada. The aggregate purchase price for these acquisitions totaled approximately $27.5 million, which included cash of approximately $23.2 million, assumed liabilities of approximately $2.3 million, seller notes payable of $1.9 million and $0.1 million in common and Senior Subordinated Units. The purchase price allocation related to these acquisitions included goodwill of $4.4 million, customer accounts of $1.6 million and other intangible assets acquired of $2.6 million. The operating results of all fiscal 2003 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

2. Acquisitions (continued)

During the fiscal year ended September 30, 2004, Inergy acquired substantially all of the assets of sixteen retail propane companies located in South Carolina, Georgia, Florida, Pennsylvania, Virginia, North Carolina, Arkansas, Michigan, New York, and Illinois, and we expanded our wholesale and supply operations by acquiring from Link Energy, LLC (formerly known as EOTT Energy, L.P.) its west coast NGL business, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. The aggregate purchase price for these acquisitions totaled approximately $97.4 million, which included cash of approximately $85.2 million, assumed liabilities of approximately $9.7 million, and seller notes payable of approximately $2.5 million. The purchase price allocation related to these assets included goodwill of $13.7 million, customer accounts of $14.2 million and other intangible assets of $2.7 million. In the aggregate, these acquisitions are not material for pro forma disclosure purposes. These acquisitions were financed primarily using the acquisition facility and were accounted for by the purchase method under SFAS No. 141. The operating results for all fiscal 2004 acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition.

The following reflects the acquisitions in purchase business combinations of the retail assets of United Propane in July 2003, in millions:

United Propane
Cash	$2.7
Assumed liabilities	5.0
Common and Senior Subordinated Units	45.0

$52.7

Property, plant and equipment	$19.6
Goodwill	13.9
Customer accounts	16.9
Net current assets	2.3

$52.7

The weighted average amortization period of amortizable intangible assets acquired was approximately 15 years.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

2. Acquisitions (continued)

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the United Propane acquisition had been completed at the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and intangible assets amortization, among other things. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on October 1, 2002 or that will be obtained in the future.

Year Ended September 30, 2003
(in thousands, except per unit data)
Revenues	$393,116
Net income	15,708
Net income per limited partner unit - basic	$0.85

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

As discussed in Note 1, all of these financial instruments are accounted for using the mark-to-market method of accounting. Inergy has entered into these derivative financial instruments to manage its exposure to fluctuation in commodity prices. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts and timing of performance.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments at September 30, 2004 and 2003 include fixed price payor for 4.9 million and 3.0 million barrels, respectively, and fixed price receiver for 6.5 million and 4.8 million barrels, respectively.

Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments (continued)

Fair Value

The fair value of all derivative instruments related to price risk management activities as of September 30, 2004 and 2003 was assets of $23.0 million and $8.9 million, respectively, and liabilities of $29.6 million and $5.8 million, respectively.

The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2004, 2003 and 2002 of $(1.2) million, $0.8 million, and $0.1 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2004 and 2003 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2004	Year Ended September 30, 2003
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$3,104	$(4,653)
Initial recorded value of new contracts entered into during the period	2,723	—
Other unrealized gains and (losses) recognized	(13,148)	4,479
Less: realized gains and (losses) recognized	695	3,278

Net unrealized gains and (losses) in fair value of contracts outstanding at end of period	$(6,626)	$3,104

Of the outstanding unrealized gain (loss) as of September 30, 2004 and 2003, contracts with a maturity of less than one year totaled $(6.6) million and $3.1 million, respectively. There were no contracts maturing in excess of one year in 2004, contracts maturing in excess of one year totaled less than $0.1 million in 2003.

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Inergy does not

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

3. Price Risk Management and Financial Instruments (continued)

require collateral to support financial instruments subject to credit risk but does take an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s value to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2004 and 2003 are generally propane users, retailers and resellers, and energy marketers and dealers.

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2004	2003
Credit agreement	$132,153	$41,024
Senior secured notes (including interest rate swap liability)	—	86,265
Obligations under noncompetition agreements and notes to former owners of businesses acquired	5,446	3,833
Other	2	5

	137,601	131,127
Less current portion	23,615	12,449

	$113,986	$118,678

Effective May 27, 2004, Inergy Propane, LLC executed an Amended and Restated Credit Agreement (the “Amended Facility”) with its existing lenders in addition to others. The Amended Facility consists of a $75 million revolving working capital facility and a $225 million revolving acquisition facility. The Amended Facility expires in July 2006 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The obligation under the Amended Facility are secured by a first priority lien on all assets of Inergy Propane and its subsidiaries, the pledge of all of Inergy Propane’s equity interest in its subsidiaries and by a pledge of the Company’s interest in Inergy Propane. The Amended Facility is also guaranteed by Inergy, L.P. and its subsidiary.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2004 and 2003 has been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2004 and 2003, the balance outstanding under this credit agreement was $132.2 million and $41.0 million, respectively, including $26.4 million and $15.5 million, respectively,

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

4. Long-Term Debt (continued)

under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.77% and 4.75% at September 30, 2004, and between 3.11% and 4.00% at September 30, 2003, for all outstanding debt under the credit agreement.

In June 2002, Inergy Propane, LLC entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consisted of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility.

The credit agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreement amounted to $162.2 million and $154.9 million at September 30, 2004 and 2003, respectively.

The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus interest expense related to a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The interest expense related to the make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

Noninterest-bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 1999 through 2004 with payments due through 2014 and imputed interest ranging from 5.1% to 10.0%. Noninterest-bearing obligations consist of $6.9 million and $4.6 million in total payments due under agreements, less unamortized discount based on imputed interest of $1.4 million and $0.8 million at September 30, 2004 and 2003, respectively.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

4. Long-Term Debt (continued)

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending September 30 and thereafter are as follows, in thousands of dollars:

2005	$23,615
2006	110,540
2007	797
2008	1,216
2009	609
Thereafter	824

$137,601

In August 2002, the Operating Company entered into two interest rate swap agreements, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements each designed to hedge $5 million in underlying fixed rate senior secured notes. These swap agreements, required the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every three months. In exchange, the Operating Company was required to make quarterly floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 3 month LIBOR interest rate plus spreads between 4.83% and 5.02% applied to the same notional amount of $35 million. The swap agreements were recognized as fair value hedges. Amounts received or paid under the agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. The Partnership recognized approximately $1.3 million increase in the fair market value of the related senior secured notes at September 30, 2003, with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other non-current assets. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

5. Leases

Inergy has several noncancelable operating leases mainly for office space and vehicles, which expire at various times over the next ten years.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following, in thousands of dollars:

Year Ending September 30,
2005	$5,072
2006	3,827
2007	2,888
2008	2,177
2009	633
Thereafter	290

Total minimum lease payments	$14,887

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

5. Leases (continued)

Rent expense for all operating leases during 2004, 2003, and 2002 amounted to $4.5 million, $2.8 million, and $1.9 million, respectively.

In connection with our acquisition of assets from United Propane, Inc. on July 31, 2003, we entered into ten leases of real property formerly used by United Propane in its business. We entered into five of these leases with United Propane, three of these leases with Pascal Enterprises, Inc. and two of these leases with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable by us for up to two additional terms of five years each. During the initial term of these leases we are required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane, LLC entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000.

Robert A. Pascal is the sole shareholder of United Propane, Pascal Enterprises and United Leasing and is on our managing general partner’s board of directors.

6. Income Taxes

The provision for income taxes for the years ended September 30, 2004, 2003, and 2002 consists of the following, in thousands of dollars:

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$—	$81	$84
State	167	22	9

Total current	$167	$103	$93

The income tax provision for the years ended September 30, 2004, 2003, and 2002 relates to taxable income of the Services operations as discussed in Note 1.

7. Partners’ Capital

In March 2003, Inergy issued 1,610,000 Common Units in a public offering, resulting in proceeds of $23.3 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

7. Partners’ Capital (continued)

In June 2003, Inergy issued 5,302 Common Units in conjunction with the acquisition of Phillips Propane, Inc. Inergy Partners, LLC contributed $2,000 in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In July 2003, Inergy issued 1,779,812 Common Units and 508,518 Senior Subordinated Units to the owner of United Propane, Inc. in conjunction with the acquisition of substantially all the propane assets of United Propane, Inc. Inergy Partners, LLC contributed $0.9 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

On December 10, 2003, the Board of Directors of the Managing General Partner declared a two-for-one split of the outstanding Limited Partnership units. The split entitled unitholders of record at the close of business on January 2, 2004 to receive one additional unit for each unit held as of such date. The distribution was made on January 12, 2004. The effect of the split was to double the number of all outstanding units and to reduce by half the minimum quarterly per unit distribution and the targeted distribution levels. All common and subordinated unit amounts and per unit amounts have been restated to reflect the two-for-one split.

In January 2004, Inergy, L.P. issued 3,625,000 Common Units in a public offering, resulting in proceeds of $83.3 million, net of underwriter’s discount, commission, and offering expenses. Inergy Partners, LLC contributed $1.8 million in cash to Inergy, L.P. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under our credit agreement.

In August 2004, Inergy, L.P. issued 1,300,000 Common Units to Tortoise Energy Infrastructure Corporation resulting in proceeds of $29.9 million, net of underwriter’s discount, commission, and offering expenses.

Also in August 2004, Inergy completed the conversion of 1,656,684 Senior Subordinated Units into common units.

The amended and restated Agreement of Limited Partnership of Inergy, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

The Partnership Agreement provides that during the Subordination Period (as defined below), the Partnership may issue up to 1,600,000 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units. During 2003, the Partnership issued 246,372 of such Common Units, thus the Partnership currently retains the ability to issue 1,353,628 additional Common Units under this provision. The Partnership Agreement also provides that an unlimited number of partnership interests junior to the Common Units may be issued without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

7. Partners’ Capital (continued)

Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

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

Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders and approximately 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($0.30 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after June 30, 2006 for the Senior Subordinated Units and June 30, 2008 for the Junior Subordinated Units in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. On August 13, 2004, 1,656,684 Senior Subordinated Units were converted to Common Units. Prior to the end of the Subordination Period, 286,272 Junior Subordinated Units will convert to Common Units after June 30, 2006 and another 1,656,684 Senior Subordinated Units will convert to Common Units after June 30, 2005 and 286,272 Junior Subordinated Units will convert to Common Units after June 30, 2007, if distributions of Available Cash on the Common Units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. The Partnership made distributions to unitholders, including the non-managing general partner, amounting to $37.4 million, $25.2 million, and $16.2 million during the years ended September 30, 2004, 2003, and 2002, respectively, or $1.60, $1.45, $1.18 per unit, respectively, for the periods to which these distributions relate.

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

7. Partners’ Capital (continued)

Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase Common Units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of Common Units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in Common Units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2004, 2003, and 2002 were 9,518 units, 10,277 units, and 3,280 units, respectively. No units were purchased through the plan prior to fiscal year 2002.

Long-Term Incentive Plan

Inergy’s managing general partner sponsors the Inergy Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,735,100 Common Units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,000 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into Common Units as described above. The compensation committee of the managing general partner’s board of directors administers the plan.

Restricted Units

A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the compensation committee, cash equivalent to the value of a common unit. In general, restricted units granted to employees will vest three years

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

7. Partners’ Capital (continued)

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

As of September 30, 2004, there were no restricted units issued under the long-term incentive plan.

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will expire after 10 years and are subject to the vesting provisions described above in connection with the Subordination Period. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at September 30, 2004.

A summary of Inergy’s unit option activity for the years ended September 30, 2004, 2003, and 2002, is provided below:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2001	$1.92-$11.00	$10.20	663,840
Granted	$11.25-$15.35	$13.56	365,000
Exercised	—	—	—
Canceled	$11.00	$11.00	32,376

Outstanding at September 30, 2002	$1.92-$15.35	$11.60	996,464
Granted	$13.75-$20.13	$16.53	308,000
Exercised	—	—	—
Canceled	$10.00-$15.35	$10.54	227,400

Outstanding at September 30, 2003	$1.92-$20.13	$13.10	1,077,064
Granted	$20.96-$24.71	$23.11	84,000
Exercised	—	—	—
Canceled	$13.83-$15.35	$14.51	46,000

Outstanding at September 30, 2004	$1.92-$24.71	$13.79	1,115,064

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

7. Partners’ Capital (continued)

Information regarding options outstanding as of September 30, 2004 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contracted Life (years)	Weighted Average Exercise Price
$ 1.92 - $8.19	25,564	6.8	$2.37
$10.00 - $11.00	508,500	6.8	10.82
$13.75 - $16.90	427,000	8.1	15.17
$19.43 - $24.71	154,000	9.2	21.66

	1,115,064	7.6	$13.79

The weighted-average remaining contract life for options outstanding at September 30, 2004 is approximately eight years. Pro forma information regarding net income and earnings per share, as required by SFAS No. 123, is included in Note 1. SFAS No. 123 requires the pro forma information be determined as if Inergy has accounted for its employee unit options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee unit options. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Weighted average fair value of options granted	$1.41	$1.97	$1.83
Expected volatility	0.159	0.230	0.283
Distribution yield	6.9%	7.5%	10.0%
Expected life of option in years	5	5	5
Risk-free interest rate	3.2%	3.0%	3.1%

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

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

8. Employee Benefit Plans

A 401(k) profit-sharing plan is available to all of Inergy’s employees who have completed 30 days of service. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, currently $13,000 in 2004. The plan provides for matching contributions by Inergy for employees completing one year of service of 1,000 hours. Matching contributions made by Inergy were $0.4 million, $0.3 million, and $0.2 million in 2004, 2003, and 2002, respectively.

9. Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane at fixed prices with suppliers. At September 30, 2004, the total of these firm purchase commitments was approximately $135 million. The company also enters into agreements to purchase quantities of liquid propane at variable prices with suppliers at future dates at the then prevailing market prices. At September 30, 2004, the quantity of these variable purchase commitments was approximately 50 million gallons.

At September 30, 2004, Inergy was contingently liable for letters of credit outstanding totaling $5.6 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

Certain employees are entitled to receive up to $1.7 million in aggregate of bonus payments at the end of the subordination periods of the Junior and Senior Subordinated Units. As these amounts will only become due if the employees remain employed by Inergy, no amount has been accrued at September 30, 2004.

10. Segments

Inergy’s financial statements reflect two operating and reportable segments: retail sales operations and wholesale sales operations. Inergy’s retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations distribute propane and provide marketing and price risk management services to other users, retailers and resellers of propane, including Inergy’s retail operations. Inergy’s President and Chief Executive Officer has been identified as the Chief Operating Decision

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

10. Segments (continued)

Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales and other services between the wholesale and retail segments have been eliminated.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment and is specifically reviewed by the CODM. Inergy does not report property, plant and equipment, purchases of property, plant, and equipment, intangible assets, and depreciation and amortization by segment to the CODM.

Revenues, gross profit, and identifiable assets for each of Inergy’s reportable segments are presented below, in thousands of dollars.

	Year Ended September 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$225,709	$363,277	$(106,490)	$482,496
Gross profit	105,956	18,353	(866)	123,443
Identifiable assets	23,286	82,559	—	105,845

	Year Ended September 30, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$179,936	$259,934	$(76,505)	$363,365
Gross profit	86,088	11,326	(1,059)	96,355
Identifiable assets	16,554	41,009	—	57,563

	Year Ended September 30, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$116,811	$120,737	$(28,848)	$208,700
Gross profit	68,605	5,698	(602)	73,701
Identifiable assets	12,132	42,142	—	54,274

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

11. Subsequent Events

On November 18, 2004, we executed a definitive agreement to purchase 100% partnership interests in Star Gas Propane, L.P., the propane operating partnership of Star Gas Partners, L.P. for approximately $475 million. Star Gas Propane currently serves approximately 345,000 customers from approximately 120 customer service centers in the Midwest, Northeast, Florida, and Georgia. Subject to antitrust clearance and customary closing conditions, the transaction is expected to close in the fourth quarter of calendar 2004. In order to finance the transaction, on November 18, 2004, we entered into a Commitment letter with J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Lehman Commercial Paper Inc. and Lehman Brothers, Inc. for a $400 million 364-day credit facility and a $325 million five year credit facility, both of which would be secured by substantially all of our assets. The Commitment letter for the credit facilities contains a number of closing conditions.

On November 15, 2004, we reached an agreement, in principal, to acquire the propane assets of Moulton Gas Service, Inc. headquartered in Wapakoneta, Ohio, which closed on November 30, 2004. In Moulton Gas’ fiscal year ended June 30, 2004, Moulton Gas delivered approximately 21 million gallons of retail propane to approximately 23,000 customers from 4 retail locations and 11 satellite plants in Ohio and provides further critical mass to Inergy’s strong presence in the Great Lakes region.

12. Quarterly Financial Data (Unaudited)

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

	(In Thousands of Dollars, except per unit information) Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2004
Revenues	$132,581	$178,068	$69,715	$102,132
Gross profit	37,117	50,320	16,987	19,019
Operating income (loss)	12,101	25,174	(8,631)	(7,586)
Net income (loss)	9,370	5,422	(9,800)	(9,588)
Net income (loss) per limited partner unit:
Basic	$0.48	$0.24	$(0.42)	$(0.42)
Diluted	$0.46	$0.23	$(0.42)	$(0.42)
Fiscal 2003
Revenues	$109,690	$158,650	$39,481	$55,544
Gross profit	28,139	40,537	11,067	16,612
Operating income (loss)	10,467	20,090	(4,352)	(2,942)
Net income (loss)	7,716	17,785	(6,548)	(5,441)
Net income (loss) per limited partner unit:
Basic	$0.49	$1.11	$(0.38)	$(0.29)
Diluted	$0.48	$1.10	$(0.38)	$(0.29)

Inergy, L.P. and Subsidiary

Notes to Consolidated Financial Statements

12. Quarterly Financial Data (Unaudited) (continued)

For the quarter ended March 31, 2004 operating income reflects a make whole premium charge of $17.9 million, the write off of deferred financing cost of $1.2 million, and a credit of $0.9 million relating to swap value received upon the cancellation of outstanding interest rate swap agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

	By	Inergy GP, LLC
(its managing general partner)

Dated: December 7, 2004	By	/S/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

December 7, 2004	/S/ JOHN J. SHERMAN
John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 7, 2004	/S/ R. BROOKS SHERMAN
R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 7, 2004	/S/ PHILLIP L. ELBERT
Phillip L. Elbert, Director

December 7, 2004	/S/ WARREN H. GFELLER
Warren H. Gfeller, Director

December 7, 2004	/S/ ARTHUR B. KRAUSE
Arthur B. Krause, Director

December 7, 2004	/S/ ROBERT A. PASCAL
Robert A. Pascal, Director

Schedule II

Inergy, L.P. and Subsidiary

(Successor to Inergy Partners, LLC and Subsidiaries)

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2004	$997	$214	$1,125	$(1,258)	$1,078
2003	927	719	96	(745)	997
2002	186	451	540	(250)	927