Form 10-Q
period 2004-12-31
INERGY L P
filed 2005-02-09
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The following units were outstanding at February 1, 2005:

Common Units	26,254,645
Senior Subordinated Units	5,478,568
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2004 (Unaudited)	September 30, 2004
	(In Thousands)
Assets

Current assets:
Cash	$20,597	$2,256
Accounts receivable, less allowance for doubtful accounts of $2,825,000 and $1,078,000 at December 31, 2004 and September 30, 2004, respectively	150,818	49,441
Inventories	82,987	56,404
Prepaid expenses and other current assets	21,401	5,494
Assets from price risk management activities	12,858	23,015

Total current assets	288,661	136,610

Property, plant and equipment, at cost:
Land and buildings	63,437	20,246
Office furniture and equipment	19,111	10,173
Vehicles	56,194	32,719
Tanks and plant equipment	437,592	189,519

	576,334	252,657
Less accumulated depreciation	(43,267)	(37,404)

Property, plant and equipment, net	533,067	215,253

Intangible assets:
Covenants not to compete	19,733	11,498
Deferred financing costs	18,670	5,242
Deferred acquisition costs	73	104
Customer accounts	201,747	74,154

	240,223	90,998
Less accumulated amortization	(19,335)	(17,398)

Intangible assets, net	220,888	73,600

Goodwill	202,427	78,128

Other	1,483	228

Total assets	$1,246,526	$503,819

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2004 (Unaudited)	September 30, 2004
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$137,040	$54,621
Accrued expenses	25,639	15,977
Customer deposits	39,724	13,937
Liabilities from price risk management activities	14,736	29,640
Current portion of long-term debt	49,470	23,615

Total current liabilities	266,609	137,790

Long-term debt, less current portion	518,485	113,986

Partners’ capital:
Common unitholders (25,594,645 and 17,626,506 units issued and outstanding as of December 31, 2004 and September 30, 2004, respectively)	435,047	224,600
Senior subordinated unitholders (5,478,568 units issued and outstanding)	24,518	25,352
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(2,444)	(2,296)
Non-managing general partner	4,311	4,387

Total partners’ capital	461,432	252,043

Total liabilities and partners’ capital	$1,246,526	$503,819

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Revenue:
Propane	$224,476	$120,824
Other	32,989	11,757

	257,465	132,581

Cost of product sold	192,777	95,464

Gross profit	64,688	37,117
Expenses:
Operating and administrative	34,790	20,298
Depreciation and amortization	8,846	4,718

Operating income (loss)	21,052	12,101

Other income (expense):
Interest expense	(3,469)	(2,896)
Write-off of deferred financing costs	(6,990)	—
Gain (loss) on sale of property, plant and equipment	173	45
Finance charges	236	115
Other	57	36

Income (loss) before income taxes	11,059	9,401

Provision for income taxes	58	31

Net income (loss)	$11,001	$9,370

Partners’ interest information for the three months ended December 31, 2004 and 2003:
Non-managing general partners’ interest in net income (loss)	$728	$376

Limited partners’ interest in net income (loss):
Common unit interest	$7,584	$5,140
Senior subordinated unit interest	2,224	3,321
Junior subordinated unit interest	465	533

Total limited partners’ interest in net income (loss)	$10,273	$8,994

Net income (loss) per limited partner unit:
Basic	$0.41	$0.47
Diluted	$0.40	$0.45

Weighted average limited partners’ units outstanding:
Basic	25,310	19,325
Diluted	25,874	19,779

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2004	$224,600	$25,352	$(2,296)	$4,387	$252,043
Net proceeds from issuance of common units	212,274	—	—	—	212,274
Distributions	(7,363)	(2,456)	(487)	(747)	(11,053)
Comprehensive income:
Net income	7,584	2,224	465	728	11,001
Unrealized loss on derivative instruments	(2,097)	(615)	(129)	(58)	(2,899)
Foreign currency translation	49	13	3	1	66

Comprehensive income					8,168

Balance at December 31, 2004	$435,047	$24,518	$(2,444)	$4,311	$461,432

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Operating activities
Net income	$11,001	$9,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,960	3,374
Amortization	2,886	1,344
Amortization of deferred financing costs	336	502
Write-off of deferred financing costs	6,990	—
Provision for doubtful accounts	186	82
(Gain) loss on disposal of property, plant and equipment	(173)	(45)
Net asset (liabilities) from price risk management activities	(7,647)	3,458
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(74,472)	(40,832)
Inventories	(20)	(6,099)
Prepaid expenses and other current assets	1,756	(2,093)
Other assets	105	5
Accounts payable	53,046	28,730
Accrued expenses	174	599
Customer deposits	(10,333)	(3,135)

Net cash used in operating activities	(10,205)	(4,740)

Investing activities
Acquisitions, net of cash acquired	(569,918)	(14,856)
Purchases of property, plant and equipment	(6,039)	(3,353)
Deferred financing and acquisition costs incurred	(21,673)	(26)
Proceeds from sale of property, plant and equipment	590	612

Net cash used in investing activities	(597,040)	(17,623)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Financing activities
Proceeds from issuance of long-term debt	$1,240,508	$81,267
Principal payments on long-term debt	(816,209)	(48,116)
Distributions	(11,053)	(7,788)
Net proceeds from issuance of Common Units	212,274	—

Net cash provided by financing activities	625,520	25,363

Effect of foreign exchange rate changes on cash	66	39

Net increase (decrease) in cash	18,341	3,039
Cash at beginning of period	2,256	3,528

Cash at end of period	$20,597	$6,567

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,892	$2,280

Supplemental schedule of noncash investing and financing activities

Additions to covenants not to compete through the issuance of noncompete obligations	$6,055	$387

Increase (decrease) in the fair value of senior secured notes and the related interest rate swap	$—	$(548)

Acquisitions of retail propane companies, net of cash acquired:
Current assets	71,316
Property, plant and equipment	318,151
Intangible assets	135,828
Goodwill	124,300
Other assets	1,359
Current liabilities	(74,981)
Non-compete liabilities	(6,055)

	$569,918

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Company”) include the accounts of the Company and its subsidiary Inergy Propane, LLC which, collectively, are referred to as “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, LLC (“Holdings”), owns the Non-Managing General Partner interest representing an approximate 1.4% unsubordinated general partner’s interest in the Company. Inergy GP, LLC, (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Basis of Presentation

The financial information as of December 31, 2004 and for the three-month period ended December 31, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2004 and 2003 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiary and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the year ended September 30, 2004.

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value or cash flow hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value or variability in cash flow of hedged items. Changes in the fair value of derivative instruments designated as fair value or cash flow hedges are reported in the balance sheet as price risk management assets or liabilities. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income until earnings are effected by the variability in cash flows of the designated hedged item. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold.

During the three months ended December 31, 2004, Inergy did not recognize a $0.7 million mark to market gain in its inventory due to the ineffectiveness of the applicable hedging instrument. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Changes in the fair value of the hedge and the hedged item are recorded as a component of costs of products sold.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Revenue Recognition

Propane sales are recognized at the time product is shipped or delivered to the customer. Other revenues include: gas processing and fractionation fees that are recognized upon delivery of the product; other liquids that are recognized at the time product is shipped or delivered to the customer; the sale of propane appliances and equipment that is recognized at the time of sale or installation; and revenue from repairs and maintenance that is recognized upon completion of the service. All revenue is recognized pursuant to existing arrangements and fixed prices. Collectibility is reasonably assured as deliveries cease to past due accounts.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or on a first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost, determined using the average-cost method, or market unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at December 31, 2004 and September 30, 2004 amount to $35.4 million and $40.7 million, respectively.

Inventories consist of (in thousands):

	December 31, 2004	September 30, 2004
Propane gas and other liquids	$73,291	$53,295
Appliances, parts and supplies	9,696	3,109

	$82,987	$56,404

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of Common and Subordinated Units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. All limited partnership units and per limited partner unit amounts have been restated to reflect the two-for-one split which was effective January 12, 2004. See Note 4, Two-For-One Unit Split. The following table presents the calculation of basic and dilutive net income per limited partner unit (in thousands, except per unit data):

	Three Months Ended December 30,
	2004	2003
Numerator:
Net income	$11,001	$9,370
Less: Non-Managing General Partner’s interest in net income	728	376

Limited partners’ interest in net income – basic and diluted	$10,273	$8,994

Denominator:
Weighted average limited partners’ units outstanding – basic	25,310	19,325
Effect of dilutive unit options outstanding	564	454

Weighted average limited partners’ units outstanding – dilutive	25,874	19,779

Net income per limited partner unit:
Basic	$0.41	$0.47

Diluted	$0.40	$0.45

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income, since options granted under the plan had an exercise price equal to the market value of the underlying Common Units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three months ended December 31 is as follows (in thousands, except per unit data):

	Three Months Ended December 31,
	2004	2003
Net income as reported	$11,001	$9,370
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	64	59

Pro forma net income	$10,937	$9,311

Pro forma limited partners’ interest in net income for the three month periods ended December 31, 2004 and 2003	$10,209	$8,935

Net income per limited partner unit:
Basic – as reported	$0.41	$0.47
Basic – pro forma	$0.40	$0.46
Pro forma net income per limited partner unit:
Diluted – as reported	$0.40	$0.45
Diluted – pro forma	$0.39	$0.45

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoptions will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have significant impact on our results of operations, although it will have not impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the footnotes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Credit agreement	$132,000	$132,153
Senior unsecured notes	425,000	—
Obligations under noncompetition agreements and notes to former owners of businesses acquired	10,955	5,446
Other	—	2

	567,955	137,601
Less current portion	49,470	23,615

	$518,485	$113,986

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

Effective in December 2004, Inergy, L.P. executed a new credit agreement with its existing lenders in addition to others. The credit agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. Inergy has the option to utilize up to $25.0 million of available borrowing capacity from our revolving acquisition facility for working capital purposes. The credit agreement expires in December 2009 and is guaranteed by all of our domestic subsidiaries. The proceeds of the new credit agreement were used to repay the outstanding balance of the existing credit agreement. This resulted in the write off of deferred financing costs associated with the existing credit agreement of $1.5 million.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $5 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $5 million and $4 million of the outstanding balance at December 31, 2004 and September 30, 2004, respectively, have been classified as long-term liabilities in the accompanying consolidated balance sheets. At December 31, 2004 and September 30, 2004, the total balance outstanding under the existing credit agreements was $132.0 million and $132.2 million, respectively, including $51.0 million and $26.4 million, respectively, under the working capital facilities. The prime rate and Eurodollar plus the applicable spreads were between 5.17% and 6.50% at December 31, 2004, and between 3.77% and 4.75% at September 30, 2004, for all outstanding debt under the credit agreement.

The credit agreements contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreements amounted to $177.7 million and $162.2 million at December 31, 2004 and September 30, 2004, respectively.

In December 2004, we entered into a 364-day credit facility and borrowed $375.0 million under this facility. The borrowings under this facility were used to finance part of the Star Gas Propane acquisition and related expenses. The 364-day credit facility was guaranteed by all of our domestic subsidiaries and was secured on an equal basis with our revolving credit facilities. The borrowings under this facility were permanently repaid with the net proceeds from our offering of senior unsecured notes and the 364-day facility was terminated. This resulted in the write off of deferred financing costs associated with the 364-day facility of $5.5 million.

On December 22, 2004, Inergy, L.P. and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). The senior unsecured notes contain covenants similar to the credit agreement. Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy’s. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

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

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending December 31 and thereafter, are as follows, in thousands of dollars:

2005	$49,470
2006	2,590
2007	2,412
2008	1,144
2009	86,519
Thereafter	425,820

$567,955

In August 2002, Inergy Propane, LLC (the “Operating Company”) entered into two interest rate swap agreements each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements each designed to hedge $5 million in underlying fixed rate senior secured notes. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 5 – Partner’s Capital

In December 2004, Inergy, L.P. issued 3,568,139 Common Units to unrelated third parties resulting in proceeds of $91.0 million, net of underwriter’s discount, commission, and offering expenses. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

Also in December 2004, Inergy, L.P. issued 4,400,000 Common Units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Quarterly Distributions of Available Cash

On November 12, 2004, a quarterly distribution of $0.425 per limited partner unit was paid to its unitholders of record on November 5, 2004 with respect to the fourth fiscal quarter of 2004, which totaled $11.1 million. Inergy will distribute $0.475 per limited partner unit on February 14, 2005 to unitholders of record on February 7, 2005, for a total distribution of $17.6 million with respect to its first fiscal quarter of 2005.

Inergy distributed $0.385 per limited partner unit on November 14, 2003 to unitholders of record on November 7, 2003, for a total distribution of $7.8 million with respect to its fourth fiscal quarter of 2003. On February 13, 2004, Inergy distributed $0.395 per limited partner unit to its unitholders of record on February 6, 2004, for a total distribution of $9.5 million with respect to its first fiscal quarter of 2004.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At December 31, 2004, the total of these firm purchase commitments was approximately $113.7 million.

At December 31, 2004, Inergy was contingently liable for letters of credit outstanding totaling $15.3 million, which guarantee various transactions.

Furthermore, at December 31, 2004, Inergy’s subsidiary, Star Gas Propane, L.P. was a named defendant in a federal securities lawsuit alleging the public disclosures made by its former parent, Star Gas Partners, L.P., were in violation of various securities laws including Rule 10b-5. Star Gas Partners, L.P has agreed to indemnify the Partnership for this liability. Management does not expect this lawsuit to have a material effect on the Company’s results of operations or financial condition because we believe that the claim is without merit. However, if the lawsuit was decided adversely to Star Gas Propane, L.P. and Star Gas Partners, L.P. was unable to fulfill its indemnification obligation to the Partnership, this lawsuit could have a material effect on the Company’s results of operations or financial condition.

In the normal course of operations, Inergy is periodically involved in other litigation proceedings. The results of the other litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition and results of operations.

Note 7 – Segments

Inergy’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Retail sales operations include all retail operations and transportation services. Wholesale sales operations include wholesale supply, marketing and distribution, and natural gas processing and NGL fractionation operations. Results of operations for acquisitions that occurred during the three months ended December 31, 2004 are included in the retail sales operation reportable segment. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

The following segment information is presented in thousands of dollars:

	Three Months Ended December 31, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$143,068	$159,388	$(44,991)	$257,465
Gross profit	59,395	5,704	(411)	64,688
Identifiable assets	104,231	129,574	—	233,805

	Three Months Ended December 31, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Revenues	$64,379	$95,681	$(27,479)	$132,581
Gross profit	31,815	5,912	(610)	37,117
Identifiable assets	25,098	79,771	—	104,869

Note 8 – Business Acquisitions

In November 2004, we acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, we acquired Star Gas Propane, L.P. headquartered in Stamford, CT. and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI. The aggregate purchase price for these acquisition, net of cash acquired was $569.9 million.

The operating results for these acquisitions are included in Inergy’s consolidated results of operations from the dates of acquisition through December 31, 2004.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Business Acquisitions (continued)

The purchase price of Star Gas Propane, L.P. approximated $480 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on November 17, 2004. On December 22, 2004, Inergy, L.P. and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy, L.P. also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition. The allocation of the total consideration for the Star Gas Propane, L.P. acquisition is as follows (in millions):

Current assets, net of cash acquired	$54.6
Property, plant and equipment	282.4
Intangible assets	108.1
Goodwill	86.6
Other assets	1.4
Current liabilities	(51.6)
Non-compete liabilities	(1.1)

$480.4

The purchase price allocation has been prepared on a preliminary basis, and changes are expected as appraisal is completed and additional information becomes available.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Business Acquisitions (continued)

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Star Gas Propane, L.P. acquisition had been completed October 1, 2003 and 2004, the beginning of the 2004 and 2005 fiscal years. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, customer accounts amortization expense and depreciation expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on October 1, 2003 and 2004 or that will be obtained in the future.

	Three month period ended
	December 31, 2004	December 31, 2003
Revenue	$316,187	$234,529
Net Income	1,975	17,539

Pro forma net income per limited partner unit:
Basic - pro forma	$0.06	$0.88

Diluted - pro forma	$0.05	$0.86

Note 9 – Subsequent Events

In January 2005, Inergy L.P. issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $18.2 million, net of underwriters’ discounts, commissions, and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Inergy should be read in conjunction with the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We also own, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane companies.

In November 2004, we acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, we acquired Star Gas Propane, L.P. headquartered in Stamford, CT. and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI.

The operating results for Star Gas Propane, LP from December 1, 2004 are included in Inergy’s consolidated results of operations. The operating results of Moulton Gas Service, Inc. and Northwest Propane, Inc. are included in Inergy’s consolidated results of operations from the dates of acquisition.

The purchase price of Star Gas Propane, L.P. approximated $480 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, Inergy, L.P. and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy, L.P. also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition.

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

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Volume. During the three months ended December 31, 2004, Inergy, L.P. sold 73.3 million retail gallons of propane, an increase of 30.8 million gallons, or 72%, from the 42.5 million retail gallons sold during the same three-month period in 2003. The increase in retail sales volume was principally due to the acquisition of Star Gas Propane, L.P. and ten other retail propane companies after December 31, 2003. Acquisition-related volume accounted for approximately 34.6 million gallons of the increase, offset by approximately 3.8 million lesser gallon sales due to higher selling prices as a result of an approximate 42% higher propane cost of $0.95 per gallon on average for the three months ended December 31, 2004 compared to $0.67 during the same three-month period in 2003.

Wholesale gallons delivered increased 14.9 million gallons, or 14%, to 125.2 million gallons in the three months ended December 31, 2004 from 110.3 million gallons in the same three-month period in 2003. This increase was primarily attributable to increased sales volumes and to a lesser extent, the acquisitions of Star Gas Propane, L.P., and two other retail propane companies where wholesale volumes exist.

Revenues. Revenues in the three months ended December 31, 2004 were $257.5 million, an increase of $124.9 million, or 94%, from $132.6 million of revenues during the same period in 2003.

Revenues from retail sales were $140.4 million in the three months ended December 31, 2004 (after elimination of sales to our wholesale operations), an increase of $78.1 million, or 125%, from $62.3 million during the same three-month period in 2003. This increase is primarily a result of the acquisition-related volume increase, higher selling prices of propane due to the higher cost of propane in 2004. In addition to retail propane sales, these revenues consist of transportation revenues, other gas liquid sales, tank rentals, appliance sales and service income.

Revenues from wholesale sales were $117.1 million (after elimination of sales to our retail operations) in the three months ended December 31, 2004, an increase of $46.8 million or 67%, from $70.3 million during the same three-month period in 2003. This increase was primarily attributable to, the higher per gallon selling price of propane due to its higher cost and the volume increase generated in our wholesale propane operations.

Cost of Product Sold. Retail cost of product sold in the three months ended December 31, 2004 was $81.0 million, an increase of $50.5 million or 166%, from retail cost of product sold of $30.5 million during the same three-month period in 2003. This increase was primarily attributable to the increase in the average cost of propane as described above and retail propane acquisition-related volume. Wholesale cost of product sold in the three months ended December 31, 2004 was $111.8 million, an increase of $46.8 million or 72%, from wholesale cost of product sold of $65.0 million during the same period in 2003. This increase was primarily related to the increased average cost of propane in the three months ended December 31, 2004 as well as the increased volumes experienced in our wholesale propane areas of operations.

Gross Profit. Retail gross profit was $59.4 million in the three months ended December 31, 2004 compared to $31.8 million during the same three-month period in 2003, an increase of $27.6 million, or 87%. This increase was primarily attributable to the increase in retail gallons sold primarily as a result of acquisitions which accounted for approximately $23.5 million of the increase as well as an increase in margin per gallon which amounted to an increase of approximately $0.7 million. The other $3.4 million is a result of an increase in other product sales, partially offset by the lesser retail propane volume sales as discussed above. Wholesale gross profit was $5.3 million (after elimination of gross profit attributable to our retail operations) in the three months ended December 31, 2004 and 2003.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.5 million, or 71%, to $34.8 million in the three months ended December 31, 2004 as compared to $20.3 million in the same three-month period in 2003. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $8.6 million, general operating expenses of $4.0 million including insurance, professional services and facility costs, and increased vehicle costs of $1.9 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 87%, to $8.8 million in the three months ended December 31, 2004 from $4.7 million in the same three-month period in 2003 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased $0.6 million, or 20%, to $3.5 million in the three months ended December 31, 2004 as compared to $2.9 million in the same three-month period in 2003. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Write-off of Deferred Financing Costs. A charge of $7.0 million was recorded in the three-month period ended December 31, 2004 as a result of the write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility.

Net Income. Net income for the three months ended December 31, 2004 was $11.0 million compared to net income of $9.4 million in the same three-month period in 2003. The increase in net income was attributable to the increases in retail and wholesale gross profit, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. In the three months ended December 31, 2004, income before interest, taxes, depreciation and amortization was $30.4 million compared to $17.0 million in the same three-month period in 2003. The increase was primarily attributable to increased sales volumes due to acquisitions partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Three Months Ended December 31,
	2004	2003
	(in thousands)
EBITDA:
Net income	$11,001	$9,370
Interest expense, net	3,469	2,896
Write off of deferred financing costs	6,990	—
Provision for income taxes	58	31
Depreciation and amortization	8,846	4,718

EBITDA	$30,364	$17,015

Liquidity and Sources of Capital

In December 2004, Inergy, L.P. issued 3,568,139 Common Units to unrelated third parties resulting in proceeds of $91.0 million, net of underwriter’s discount, commission, and offering expenses. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

Also in December 2004, Inergy, L.P. issued 4,400,000 Common Units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Cash flows used in operating activities of $10.2 million in the three months ended December 31, 2004 consisted of: net income of $11.0 million; net non-cash charges of $16.2 million relating to depreciation and amortization of $8.8 million, $7.0 million in write-offs of deferred financing costs related to the repayment of the previously existing credit agreement and 364-day facility and $0.4 million of other non-cash charges; and a decrease in cash flows of $37.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable due to acquisition-related revenue growth, the seasonal nature of the business and increased wholesale volumes; an increase in net liabilities from price risk management activities, and an increase in customer deposits as a result of acquisition related activity offset by an increase in accounts payable due to propane purchases. Cash flows used in operating activities of $4.7 million in the three months ended December 31, 2003 consisted of: net income of $9.4 million; net non-cash charges of $5.3 million, principally related to depreciation and amortization of $4.7 million and $0.6 million of other non-cash charges; and a decrease in cash flows of $19.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase of $40.8 million in accounts receivable and a $6.1 million increase in propane inventory, partially offset by an increase of $28.7 in accounts payable. These changes were attributable to the seasonal nature of our business and our retail and wholesale growth through acquisitions.

Cash used in investing activities was $597.0 million in the three months ended December 31, 2004 as compared to $17.6 million in the three months ended December 31, 2003. The three months ended December 31, 2004 investing activities included a use of cash of $569.9 million, net of cash acquired, for the acquisition of three retail propane companies, including Star Gas Propane. The three months ended December 31, 2003 investing activities included a use of cash of $14.9 million, net of cash acquired, for the acquisition of five retail propane companies and EOTT, Inergy, L.P.’s West Coast NGL business. Additionally, in the three months ended December 31, 2004 and 2003, we expended $6.0 million and $3.4 million, respectively for additions of property, plant and equipment to accommodate our growing operations. Deferred financing costs of $21.7 million were incurred in the three months ended December 31, 2004, related to debt incurred to complete the acquisitions.

Cash provided by financing activities was $625.5 million in the three months ended December 31, 2004 and $25.4 million in the three months ended December 31, 2003. Cash provided by financing activities in the three months ended December 31, 2004 and the three months ended December 31, 2003 included net borrowings of $424.3 million and $33.2 million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the issuance of our senior unsecured notes in the three months ended December 31, 2004. In addition, net proceeds were received from the issuance of Common Units of $212.3 million in the three months ended December 31, 2004. Offsetting these cash sources were $11.1 million and $7.8 million of distributions in the three months ended December 31, 2004 and 2003, respectively.

The following table summarizes our company’s contractual obligations as of December 31, 2004 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$567,955	$49,470	$5,002	$87,663	$425,820
Future minimum lease payments under noncancelable operating leases	20,034	5,919	8,324	3,641	2,150
Standby letters of credit	15,296	8,012	7,284

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the three months ended December 31, 2004 where settlement has not yet occurred (in thousands of dollars):

	For the three months ended
	December 31, 2004	December 31, 2003
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Net unrealized gain/(loss) acquired through acquisition during the period	1,881	—
Change in fair value of contracts attributable to market movement during the year	4,898	(4,175)
Realized (gains)/losses recognized	(2,031)	717

Net unrealized losses in fair value of contracts outstanding at end of period	$(1,878)	$(354)

Of the outstanding unrealized gain as of December 31, 2004, all contracts had a maturity of less than one year.

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

Description of Credit Facility

Effective in December 2004, Inergy, L.P. executed a new Credit Agreement with its existing lenders in addition to others. The Credit Agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. Inergy has the option to utilize up to $25.0 million of available borrowing capacity from our revolving acquisition facility for working capital purposes. The Credit Agreement expires in December 2009 and carries terms, conditions, and covenants substantially similar to the previous credit agreement as described in the Form 10-K for the year ended September 30, 2004. The Credit Agreement is guaranteed by all of our domestic subsidiaries.

This Credit Agreement accrues interest at either prime rate or Eurodollar plus applicable spreads, resulting in interest rates of 5.17% to 6.50% at December 31, 2004. At December 31, 2004, borrowings outstanding under the credit facility were $132.0 million, including $51.0 million under the revolving working capital facility. Of the entire outstanding credit facility balance of $132.0 million, $86.0 million is classified as long term in the accompanying December 31, 2004 consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2004, we had floating rate obligations totaling approximately $132.0 million for amounts borrowed under our credit agreement.

If the floating rate were to increase by 100 basis points from December 2004 levels, our interest expense would increase by a total of approximately $1.3 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of December 31, 2004 and 2003 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of December 31, 2004 and September 30, 2004 include fixed price payor for 4.3 million and 4.9 million barrels of propane and distillates, respectively, and fixed price receiver for 5.6 million and 6.5 million barrels of propane and distillates, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of December 31, 2004, and September 30, 2004 was assets of $12.9 million and $23.0 million, respectively, and liabilities of $14.7 million and $29.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of less than $0.1 million in the market value of the contracts as there were approximately 0.5 million gallons of net unbalanced positions at December 31, 2004.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2004. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A federal securities class action was filed in October 2004 against Star Gas Partners, L.P. and certain of its executive officers (“Star Defendants”) in the United States District Court for the District of Connecticut. The allegations are that Star Gas Defendants purportedly violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5. Following the initiation of this claim, additional class action complaints were filed including White v. Star Gas, et al, filed in October 2004 in the United States District Court for the District of Connecticut. Star Gas Propane, L.P. is named as a defendant in the White case. Star Gas Partners, L.P. has agreed to indemnify the Partnership for damage relating to this claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2004, Inergy, L.P. issued 3,568,139 Common Units to unrelated third parties resulting in proceeds of $91.0 million, net of underwriter’s discount, commission, and offering expenses. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

In December 2004, Inergy, L.P. issued 4,400,000 Common Units in a public, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Second Amendment to Employment Agreement – Phillip L. Elbert.

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 9, 2005	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)