Form 10-Q
period 2005-03-31
INERGY L P
filed 2005-05-10
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The following units were outstanding at April 1, 2005:

Common Units	26,254,645
Senior Subordinated Units	5,478,568
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Assets
Current assets:
Cash	$26,529	$2,256
Accounts receivable, less allowance for doubtful accounts of $3,529,000 and $1,078,000 at March 31, 2005 and September 30, 2004, respectively	118,927	49,441
Inventories	33,783	56,404
Prepaid expenses and other current assets	16,360	5,494
Assets from price risk management activities	6,021	23,015

Total current assets	201,620	136,610

Property, plant and equipment, at cost:
Land and buildings	63,429	20,246
Office furniture and equipment	19,916	10,173
Vehicles	64,748	32,719
Tanks and plant equipment	442,126	189,519

	590,219	252,657
Less accumulated depreciation	(52,190)	(37,404)

Property, plant and equipment, net	538,029	215,253

Intangible assets:
Covenants not to compete	19,733	11,498
Deferred financing costs	19,556	5,242
Deferred acquisition costs	344	104
Customer accounts	201,747	74,154

	241,380	90,998
Less accumulated amortization	(23,165)	(17,398)

Intangible assets, net	218,215	73,600

Goodwill	207,908	78,128

Other	2,547	228

Total assets	$1,168,319	$503,819

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$78,780	$54,621
Accrued expenses	57,235	15,977
Customer deposits	11,841	13,937
Liabilities from price risk management activities	5,344	29,640
Current portion of long-term debt	2,673	23,615

Total current liabilities	155,873	137,790

Long-term debt, less current portion	509,392	113,986

Other long-term liabilities	2,746	—

Partners’ capital:
Common unitholders (26,254,645 and 17,626,506 units issued and outstanding as of March 31, 2005 and September 30, 2004, respectively)	468,581	224,600
Senior subordinated unitholders (5,478,568 units issued and outstanding)	28,622	25,352
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(1,526)	(2,296)
Non-managing general partner	4,631	4,387

Total partners’ capital	500,308	252,043

Total liabilities and partners’ capital	$1,168,319	$503,819

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Propane	$356,232	$167,422	$580,708	$288,247
Other	58,196	10,646	91,185	22,403

	414,428	178,068	671,893	310,650

Cost of product sold (excluding depreciation and amortization as shown below)
Propane	243,402	126,346	416,045	216,375
Other	34,513	1,402	54,647	6,838

	277,915	127,748	470,692	223,213

Gross profit	136,513	50,320	201,201	87,437
Expenses:
Operating and administrative	59,187	20,188	93,977	40,487
Depreciation and amortization	12,383	4,958	21,229	9,676

Operating income (loss)	64,943	25,174	85,995	37,274

Other income (expense):
Interest expense	(10,405)	(1,471)	(13,874)	(4,367)
Write-off of deferred financing costs	—	(1,216)	(6,990)	(1,216)
Make whole premium charge	—	(17,949)	—	(17,949)
Swap value received	—	949	—	949
Gain (loss) on sale of property, plant and equipment	(73)	(325)	100	(279)
Finance charges	676	238	912	353
Other	94	42	151	78

Income before income taxes	55,235	5,442	66,294	14,843

Provision for income taxes	276	20	334	51

Net income	$54,959	$5,422	$65,960	$14,792

Partners’ interest information for the three and six months ended March 31, 2005 and 2004:
Non-managing general partners’ interest in net income	$5,001	$109	$5,798	$296

Limited partners’ interest in net income:
Common unit interest	$39,887	$3,492	$46,441	$8,740
Senior subordinated unit interest	8,330	1,569	11,349	4,960
Junior subordinated unit interest	1,741	252	2,372	796

Total limited partners’ interest in net income	$49,958	$5,313	$60,162	$14,496

Net income per limited partner unit:
Basic	$1.52	$0.24	$2.07	$0.70

Diluted	$1.49	$0.23	$2.03	$0.68

Weighted average limited partners’ units outstanding:
Basic	32,856	22,401	29,042	20,855

Diluted	33,498	22,877	29,645	21,320

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2004	$224,600	$25,352	$(2,296)	$4,387	$252,043
Net proceeds from issuance of common units	230,171	—	—	—	230,171
Distributions	(32,671)	(8,088)	(1,603)	(5,555)	(47,917)
Comprehensive income:
Net income	46,441	11,349	2,372	5,798	65,960
Foreign currency translation	39	9	2	1	51

Comprehensive income					66,011

Balance at March 31, 2005	$468,580	$28,622	$(1,525)	$4,631	$500,308

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2005	2004
Operating activities
Net income	$65,960	$14,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,008	6,970
Amortization	6,221	2,706
Amortization of deferred financing costs	832	813
Write-off of deferred financing costs	6,990	1,216
Provision for doubtful accounts	1,145	311
Make whole premium charge	—	17,949
(Gain) loss on disposal of property, plant and equipment	(100)	279
Net asset (liabilities) from price risk management activities	(7,304)	(461)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43,539)	(36,800)
Inventories	49,184	23,524
Prepaid expenses and other current assets	5,837	(1,433)
Accounts payable	(5,215)	20,984
Accrued expenses	12,077	(3,643)
Customer deposits	(38,215)	(9,573)

Net cash provided by operating activities	68,881	37,634

Investing activities
Acquisitions, net of cash acquired	(574,949)	(25,522)
Purchases of property, plant and equipment	(20,865)	(6,449)
Proceeds from sale of property, plant and equipment	1,331	1,176

Net cash used in investing activities	(594,483)	(30,795)

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$1,309,000	$202,061
Principal payments on long-term debt	(937,844)	(252,667)
Deferred financing costs incurred	(22,830)	(48)
Payment of make whole premium charge	—	(17,949)
Contribution from non-managing general partner	—	1,790
Distributions	(28,673)	(17,343)
Net proceeds from issuance of Common Units	230,171	83,443

Net cash provided by financing activities	549,824	(713)

Effect of foreign exchange rate changes on cash	51	3

Net increase (decrease) in cash	24,273	6,129
Cash at beginning of period	2,256	3,528

Cash at end of period	$26,529	$9,657

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,207	$3,657

Supplemental schedule of noncash investing and financing activities
Acquisition of NGL business through the issuance of obligations	$—	$1,970

Additions to covenants not to compete through the issuance of noncompete obligations	$6,055	$1,432

Increase (decrease) in the fair value of long-term debt and the related interest rate swap	$(2,746)	$(316)

Distributions declared to be paid subsequent to March 31, 2005	$(19,244)	$—

INERGY, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2005	2004
Acquisitions of retail propane companies, net of cash acquired:
Current assets	$71,316	$2,553
Property, plant and equipment	318,151	21,899
Intangible assets	135,828	4,879
Goodwill	129,781	2,319
Other assets	1,359	—
Current liabilities	(75,431)	(4,697)
Non-compete liabilities	(6,055)	(1,431)

	$574,949	$25,522

See accompanying notes.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Company”) include the accounts of the Company and its subsidiary Inergy Propane, LLC (the “Operating Company”) which, collectively, are referred to as “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”) which was formerly Inergy Holdings, LLC, owns the Non-Managing General Partner interest representing an approximate 1.4% unsubordinated general partner’s interest in the Company. Inergy GP, LLC, (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Basis of Presentation

The financial information as of March 31, 2005 and for the three-month and six-month periods ended March 31, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2005 and 2004 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiary and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the year ended September 30, 2004.

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, holds propane inventory, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers and therefore Inergy enters into fixed price forward purchase and sales contracts. Derivative financial instruments used in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value or cash flow hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value or variability in cash flow of hedged items. Changes in the fair value of derivative instruments designated as fair value or cash flow hedges are reported in the balance sheet as price risk management assets or liabilities. Changes in the fair value of derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income until earnings are effected by the variability in cash flows of the designated hedged item. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold.

During the three months and six months ended March 31, 2005, Inergy recognized a net loss of $0.1 million and a net loss of $0.8 million, respectively, related to the ineffective portion of its hedging instruments and net losses of $0.0 million and $0.1 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

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

Revenue Recognition

Propane sales are recognized at the time product is shipped or delivered to the customer. Other revenues include: gas processing and fractionation fees that are recognized upon delivery of the product; other liquids that are recognized at the time product is shipped or delivered to the customer; the sale of propane appliances and equipment that is recognized at the time of sale or installation; and revenue from repairs and maintenance that is recognized upon completion of the service. All revenue is recognized pursuant to existing arrangements and fixed prices. Collectibility is reasonably assured as deliveries cease on past due accounts.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Operating and administrative expenses consist of all expenses incurred by us other than those described in cost of products sold and depreciation and amortization. Certain of our operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales, but are not included in cost of product sold.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or on a first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost, determined by either using the average-cost or first-in, first-out method versus the market unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at March 31, 2005 and September 30, 2004 amount to $5.1 million and $40.7 million, respectively.

Inventories consist of (in thousands):

	March 31, 2005	September 30, 2004
Propane gas and other liquids	$24,956	$53,295
Appliances, parts and supplies	8,827	3,109

	$33,783	$56,404

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net income	$54,959	$5,422	$65,960	$14,792
Less: Non-Managing General Partner’s interest in net income	5,001	109	5,798	296

Limited partners’ interest in net income – basic and diluted	$49,958	$5,313	$60,162	$14,496

Denominator:
Weighted average limited partners’ units outstanding – basic	32,856	22,401	29,042	20,855
Effect of dilutive unit options outstanding	642	476	603	465

Weighted average limited partners’ units outstanding – dilutive	33,498	22,877	29,645	21,320

Net income per limited partner unit:
Basic	$1.52	$0.24	$2.07	$0.70

Diluted	$1.49	$0.23	$2.03	$0.68

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three and six month periods ended March 31, 2005 and 2004 is as follows (in thousands, except per unit data):

	Three Month Ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income as reported	$54,959	$5,422	$65,960	$14,792
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	63	52	127	111

Pro forma net income	$54,896	$5,370	$65,833	$14,681

Deduct: Non-managing general partners’ interest in net income (loss)	$5,001	$109	$5,798	$296

Pro forma limited partners’ interest in net income for the three and six month periods ended March 31, 2005 and 2004	$49,895	$5,261	$60,035	$14,385

Net income per limited partner unit:
Basic – as reported	$1.52	$0.24	$2.07	$0.70

Basic – pro forma	$1.52	$0.23	$2.07	$0.69

Pro forma net income per limited partner unit:
Diluted – as reported	$1.49	$0.23	$2.03	$0.68

Diluted – pro forma	$1.49	$0.23	$2.03	$0.67

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

SFAS No. 123(R) must be adopted no later than October 1, 2005. Early adoptions will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on October 1, 2005.

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

The company plans to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will not have a significant impact on our results of operations, and it will not have a significant impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the footnotes to the consolidated financial statements.

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

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Credit agreement	$81,500	$132,153
Senior unsecured notes	422,254	—
Obligations under noncompetition agreements and notes to former owners of businesses acquired	8,311	5,446
Other	—	2

	512,065	137,601
Less current portion	2,673	23,615

	$509,392	$113,986

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

Effective in December 2004, the Company executed a new credit agreement with its existing lenders in addition to others. The credit agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. We have the option to use up to $25.0 million of available borrowing capacity from our revolving acquisition facility for working capital purposes. The credit agreement expires in December 2009 and is guaranteed by all of our domestic subsidiaries. The proceeds of the new credit agreement were used to repay the outstanding balance of the existing credit agreement. This resulted in the write-off of deferred financing costs associated with the existing credit agreement of $1.5 million.

We are required to reduce the principal outstanding on the revolving working capital line of credit to $5 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. At September 30, 2004, we were required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such $4 million of the outstanding balance at September 30, 2004 has been classified as long-term liabilities in the accompanying consolidated balance sheets. At March 31, 2005 and September 30, 2004, the total balance outstanding under the existing credit agreements was $81.5 million and $132.2 million, respectively, including $0.0 million and $26.4 million, respectively, under the working capital facilities. The prime rate and Eurodollar plus the applicable spreads were between 5.48% and 7.00% at March 31, 2005, and between 3.77% and 4.75% at September 30, 2004, for all outstanding debt under the credit agreement.

The credit agreements contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreements amounted to $225.7 million and $162.2 million at March 31, 2005 and September 30, 2004, respectively.

In December 2004, we entered into a 364-day credit facility and borrowed $375.0 million under this facility. The borrowings under this facility were used to finance part of the Star Gas Propane acquisition and related expenses. The 364-day credit facility was guaranteed by all of our domestic subsidiaries and was secured on an equal basis with our revolving credit facilities. The borrowings under this facility were permanently repaid with the net proceeds from our offering of senior unsecured notes and the 364-day facility was terminated. This resulted in the write-off of deferred financing costs associated with the 364-day facility of $5.5 million.

On December 22, 2004, the Company and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). The senior unsecured notes contain covenants similar to the credit agreement. The net proceeds from the Senior Notes were used to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

The notes represent senior unsecured obligations and rank pari passu in right of payment with all of our other present and future senior indebtedness. The senior unsecured notes are jointly and severally guaranteed by all current domestic subsidiaries. The notes have certain call features which allow us to redeem the notes at specified prices based on date redeemed.

In the quarter ending March 2005, the Company entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every six months. In exchange, we are required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. We recognized the approximate $2.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2005 with a corresponding decrease in the fair value of its interest rate swaps, which are recorded in other non-current liabilities.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending March 31 and thereafter, are as follows, in thousands of dollars:

2006	$2,673
2007	2,059
2008	1,823
2009	642
2010	81,817
Thereafter	423,051

$512,065

In June 2002, we entered into a note purchase agreement with a group of institutional lenders pursuant to which we issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consisted of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility. The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

secured notes, plus a make whole premium charge of approximately $17.9 million in January 2004. All related interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

In August 2002, the “Operating Company” entered into two interest rate swap agreements each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure. In October 2002, the Operating Company entered into three additional interest rate swap agreements each designed to hedge $5 million in underlying fixed rate senior secured notes. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

At March 31, 2005, the Company was in compliance with all of its debt covenants.

Note 4 – Two-for-One Unit Split

On December 10, 2003, the Board of Directors of our Managing General Partner declared a two-for-one split of the outstanding common and subordinated units. The split entitled unitholders of record at the close of business on January 2, 2004 to receive one additional unit for each unit held as of such date. The distribution was made on January 12, 2004. The effect of the split was to double the number of all outstanding units and to reduce by half the minimum quarterly per unit distribution and the targeted distribution levels. All common and subordinated unit amounts and per unit amounts have been restated to reflect the two-for-one split.

Note 5 – Partner’s Capital

In December 2004, we issued 3,568,139 Common Units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

Also in December 2004, we issued 4,400,000 Common Units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under our credit agreement.

In January 2005, the underwriters of the December 2004 4,400,000 Common Unit offering exercised their overallotment provision and we issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under our credit agreement.

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Partner’s Capital (continued)

Quarterly Distributions of Available Cash

On February 14, 2005, a quarterly distribution of $0.475 per limited partner unit was paid to its unitholders of record on February 7, 2005 with respect to the first fiscal quarter of 2005, which totaled $17.6 million. On March 10, 2005, we declared a distribution of $0.50 per limited partner unit to be distributed on May 13, 2005 to unitholders of record on May 6, 2005, for a total distribution of $19.2 million with respect to second fiscal quarter of 2005. This distribution is reflected in the balance sheet as a distribution payable as of March 31, 2005.

On November 12, 2004, a quarterly distribution of $0.425 per limited partner unit was paid to its unitholders of record on November 5, 2004 with respect to the fourth fiscal quarter of 2004, which totaled $11.1 million.

We distributed $0.385 per limited partner unit on November 14, 2003 to unitholders of record on November 7, 2003, for a total distribution of $7.8 million with respect to its fourth fiscal quarter of 2003. On February 13, 2004, Inergy distributed $0.395 per limited partner unit to its unitholders of record on February 6, 2004, for a total distribution of $9.5 million with respect to its first fiscal quarter of 2004.

Note 6 – Commitments and Contingencies

We periodically enter into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At March 31, 2005, the total of these firm purchase commitments was approximately $36.3 million.

At March 31, 2005, we were contingently liable for letters of credit outstanding totaling $17.8 million, which guarantee various transactions.

At December 31, 2004, our subsidiary, Star Gas Propane, L.P. was a named defendant in multiple federal securities class action lawsuits alleging that public disclosures made by its former parent, Star Gas Partners, L.P., were in violation of various securities laws including Rule 10b-5. Star Gas Partners, L.P has agreed to indemnify us for this liability. We do not expect this lawsuit to have a material effect on our results of operations or financial condition because we believe that the claim is without merit. However, if the lawsuit was decided adversely to Star Gas Propane, L.P. and Star Gas Partners, L.P. was unable to fulfill its indemnification obligation to us, this lawsuit could have a material effect on our results of operations or financial condition.

We are not currently a party to any material litigation. Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as our managing general

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies (continued)

partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products.

Note 7 – Segments

Our financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Retail sales operations include all retail operations and transportation services. Wholesale sales operations include wholesale supply, marketing and distribution, and natural gas processing and NGL fractionation operations. Results of operations for acquisitions that occurred during the six months ended March 31, 2005 are included in the retail sales operation reportable segment. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

The following segment information is presented in thousands of dollars:

	Three Months Ended March 31, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$248,757	$172,336	$(64,861)	$356,232
Distillate revenues	33,790	—	—	33,790
Fractionation and other midstream revenues	—	10,445	—	10,445
Transportation revenues	2,755	—	—	2,755
Propane-related appliance sales revenues	2,118	—	—	2,118
Retail service revenues	5,129	—	—	5,129
Rental service and other revenues	3,959	—	—	3,959
Gross profit	132,108	4,405	—	136,513
Identifiable assets	107,029	45,681	—	152,710

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Three Months Ended March 31, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$87,211	$128,589	$(48,378)	$167,422
Distillate revenues	421	—	—	421
Fractionation and other midstream revenues	—	5,519	—	5,519
Transportation revenues	2,160	—	—	2,160
Propane-related appliance sales revenues	1,068	—	—	1,068
Retail service revenues	807	—	—	807
Rental service and other revenues	671	—	—	671
Gross profit	44,125	6,195	—	50,320
Identifiable assets	30,691	42,386	—	73,077

	Six Months Ended March 31, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$370,667	$319,893	$(109,852)	$580,708
Distillate revenues	44,625	—	—	44,625
Fractionation and other midstream revenues	—	22,277	—	22,277
Transportation revenues	5,196	—	—	5,196
Propane-related appliance sales revenues	4,359	—	—	4,359
Retail service revenues	8,258	—	—	8,258
Rental service and other revenues	6,470	—	—	6,470
Gross profit	191,533	10,079	(411)	201,201
Identifiable assets	107,029	45,681	—	152,710

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Six Months Ended March 31, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$145,629	$218,475	$(75,857)	$288,247
Distillate revenues	874	—	—	874
Fractionation and other midstream revenues	—	11,314	—	11,314
Transportation revenues	3,865	—	—	3,865
Propane-related appliance sales revenues	2,736	—	—	2,736
Retail service revenues	1,914	—	—	1,914
Rental service and other revenues	1,700	—	—	1,700
Gross profit	76,551	11,496	(610)	87,437
Identifiable assets	30,691	42,386	—	73,077

Note 8 – Business Acquisitions

In November 2004, we acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004,we acquired Star Gas Propane, L.P. headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI. The aggregate purchase price for these acquisitions, net of cash acquired was $574.9 million.

The operating results for these acquisitions are included in our consolidated results of operations from the dates of acquisition through March 31, 2005.

The purchase price of Star Gas Propane, L.P. approximated $486 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, the Company and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). We used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. We also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition. The allocation of the total consideration for the Star Gas Propane, L.P. acquisition is as follows (in millions):

Current assets, net of cash acquired	$54.6
Property, plant and equipment	282.4
Intangible assets	108.1
Goodwill	92.3
Other assets	1.4
Current liabilities	(52.0)
Non-compete liabilities	(1.1)

$485.7

INERGY, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Business Acquisitions (continued)

The purchase price allocation has been prepared on a preliminary basis, and changes are expected when the appraisals are completed and additional information becomes available.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Star Gas Propane, L.P. acquisition had been completed October 1, 2003 and 2004, the beginning of the 2004 and 2005 fiscal years. Star Gas Propane, L.P. meets the criteria of a significant subsidiary. Pro forma information is not presented for other acquisitions as they do not qualify as significant subsidiaries. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, customers accounts amortization expense and depreciation expense. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisitions had occurred on October 1, 2003 and 2004 or that will be obtained in the future.

	Three month period ended		Six month period ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenue	$414,428	$321,689	$730,615	$556,218
Net Income	54,960	25,208	56,935	42,747
Pro forma net income per limited partner unit:
Basic - pro forma	$1.67	$1.13	$1.96	$2.05

Diluted - pro forma	$1.64	$1.10	$1.92	$2.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of Inergy, L.P.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We also own, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996, Inergy has acquired 45 propane businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

In November 2004, we acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, we acquired Star Gas Propane, L.P. headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI.

The operating results for Star Gas Propane, L.P. from December 1, 2004 are included in our consolidated results of operations. The operating results of Moulton Gas Service, Inc. and Northwest Propane, Inc. are included in our consolidated results of operations from the dates of acquisition.

The purchase price of Star Gas Propane, L.P. approximated $486 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, we, together with our wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). We used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy, L.P. also issued 3,568,139 common units to unrelated third parties to partially fund the acquisition.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. As a result, operating income is highest October through March, and we generally experience net losses from April through September. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

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

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments. We engage in derivative transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Volume. During the three months ended March 31, 2005, we sold 147.8 million retail gallons of propane, an increase of 91.1 million gallons, or 161% over the 56.7 million retail gallons sold during the same three-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the thirteen other retail propane companies completed subsequent to December 31, 2004. Acquisition-related volume accounted for approximately

98.7 million gallons of this increase, with this increase partially offset by approximately 7.6 million lesser gallon sales as a result of customer conservation due to higher propane sales prices in addition to warmer weather in the 2005 period. Higher selling prices were a result of an approximate 11% higher propane cost per gallon on average for the three months ended March 31, 2005 compared to the same three-month period in 2004 and the weather in our areas of operations was approximately 2.8% warmer in the three months ended March 31, 2005 compared to the same period in 2004.

Wholesale gallons delivered during the three months ended March 31, 2005 were 143.3 million gallons, as compared to 126.1 million gallons during the same three-month period in 2004. This increase was primarily attributable to increased sales volumes and to a lesser extent, the acquisitions of Star Gas Propane, L.P., and one other retail propane company where wholesale volumes exist.

Revenues. Revenues in the three months ended March 31, 2005 were $414.4 million, an increase of $236.3 million, or 133%, from $178.1 million during the same three-month period in 2004.

Revenues from retail sales were $292.9 million in the three months ended March 31, 2005 (after elimination of sales to our wholesale operations), an increase of $203.2 million, or 227%, compared to $89.7 million during the same three-month period in 2004. Retail propane revenues accounted for approximately $160.6 million of this increase comprised of an increase of approximately $163.9 million from acquisition-related volume and an increase of approximately $8.0 the result of higher selling prices with these increases partially offset approximately $11.3 from the lower sales volumes at our existing locations discussed above. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $42.6 primarily due to acquisitions.

Revenues from wholesale sales were $121.5 million in the three months ended March 31, 2005 (after elimination of sales to our retail operations), an increase of $33.1 million, or 38%, compared to $88.4 million during the same three-month period in 2004. Approximately $14.9 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, an increase of approximately $8.6 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $9.6 million, the result of volume increases generated in our wholesale operations.

Cost of Product Sold. Retail cost of product sold in the three months ended March 31, 2005 was $161.1 million, an increase of $115.6 million, or 254%, compared to $45.5 million during the same three-month period in 2004. Approximately $88.4 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $6.4 million offset by $6.0 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $27.6 million in the three months ended March 31, 2005, an increase of $26.8 million, compared to only $0.8 million in the prior year as a result of acquisitions. The other retail cost of product sales is primarily distillate products which business is substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the three months ended March 31, 2005 was $116.8 million, an increase of $34.6 million or 42%, from wholesale cost of product sold of $82.2 million during the same three-month period in 2004. Approximately $15.1 million of this increase was primarily related to the increased average cost of propane in the three months ended March 31, 2005, an increase of $7.6 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $11.9 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $11.6 million and $5.8 million in the three months ended March 31, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $1.6 million and $1.1 million in the three months ended March 31, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $131.8 million in the three months ended March 31, 2005 compared to $44.1 million during the same three-month period in 2004. This increase of approximately $87.7 million was primarily attributable to an increase of approximately $71.9 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $75.5 million of the increase in addition to an increase in margin per gallon at our existing locations which amounted to an increase of approximately $1.6 million. The volume decrease at our existing locations partially offset these increases by approximately $5.2 million. Other retail gross profits increased by approximately $15.8 million with the increase attributable to acquisitions. Wholesale gross profit was $4.7 and $6.2 million, respectively, (after elimination of gross profit attributable to our retail operations) in the three months ended March 31, 2005 and 2004. This decrease was primarily attributable to decreased margins per gallon, partially offset by an increase in volume.

Operating and Administrative Expenses. Operating and administrative expenses increased to $59.2 million in the three months ended March 31, 2005 as compared to $20.2 million in the same three-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $23.2 million, general operating expenses of $11.5 million including insurance, professional services and facility costs, and increased vehicle costs of $4.3 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $12.4 million in the three months ended March 31, 2005 from $5.0 million during the same three-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $10.4 million in the three month period ended March 31, 2005 as compared to $1.5 million during the same three-month period in 2004. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make-whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million in the quarter ended March 31, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Net Income. Net income increased to $55.0 million for the three months ended March 31, 2005 from $5.4 million in the same three-month period in 2004. The increase in net income was attributable to the increases in retail and wholesale gross profit, together with the non-recurrence of the make-whole premium charges in the 2004 period, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. For the three months ended March 31, 2005, income before interest, taxes, depreciation and amortization was $78.0 million compared to $30.1 million during the same three-month period in 2004. The increase was primarily attributable to increased sales volumes due to acquisitions partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
EBITDA:
Net income	$54,959	$5,422
Interest expense, net	10,405	1,471
Write-off of deferred financing costs	—	1,216
Make whole premium charge	—	17,949
Swap value received	—	(949)
Provision for income taxes	276	20
Depreciation and amortization	12,383	4,958

EBITDA	$78,023	$30,087

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Volume. During the six months ended March 31, 2005, we sold 221.1 million retail gallons of propane, an increase of 121.9 million gallons, or 123% over the 99.2 million retail gallons sold during the same six-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the eighteen other retail propane companies completed subsequent to September 30, 2004. Acquisition-related volume accounted for approximately 135.7 million gallons of this increase, partially offset by approximately 13.8 million lesser gallon sales as a result of customer conservation due to higher propane sales prices and warmer weather. Higher selling prices were a result of an approximate 24% higher propane cost per gallon on average for the six months ended March 31, 2005 compared to the same six-month period in 2004 and the weather in our areas of operations was approximately 2.0% warmer in the six months ended March 31, 2005 compared to the same period in 2004.

Wholesale gallons delivered during the six months ended March 31, 2005 was 268.6 million gallons, as compared to 236.3 million gallons during the same six-month period in 2004. This increase was primarily attributable to increased sales volumes and to a lesser extent, the acquisitions of Star Gas Propane, L.P., and one other retail propane company where wholesale volumes exists.

Revenues. Revenues in the six months ended March 31, 2005 were $671.9 million, an increase of $361.2 million, or 116%, from $310.7 million during the same six-month period in 2004.

Revenues from retail sales were $433.3 million in the six months ended March 31, 2005 (after elimination of sales to our wholesale operations), an increase of $281.3 million, or 185%, compared to $152.0 million during the same six-month period in 2004. Retail propane revenues accounted for approximately $223.5 million of this increase with approximately $224.6 million of this increase the result of the acquisition-related volume and an increase of approximately $18.5 the result higher selling prices with these increases partially offset approximately $19.6 from the lower sales volumes at our existing locations discussed above. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $57.8 primarily due to acquisitions.

Revenues from wholesale sales were $238.6 million in the six months ended March 31, 2005 (after elimination of sales to our retail operations), an increase of $79.9 million, or 50%, compared to $158.7 million during the same six-month period in 2004. Approximately $43.0 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, an increase of approximately $13.9 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $23.0 million, the result of volume increases generated in our wholesale operations.

Cost of Product Sold. Retail cost of product sold in the six months ended March 31, 2005 was $242.2 million, an increase of $166.2 million, or 219%, compared to $76.0 million during the same six-month period in 2004. Approximately $124.1 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $16.0 million partially offset by $10.2 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $39.1 million in the six months ended March 31, 2005, an increase of $36.3 million compared to only $2.8 million in the prior year as a result of acquisitions. The other retail cost of product sales is primarily distillate products which business is all substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the six months ended March 31, 2005 was $228.5 million, an increase of $81.3 million or 55%, from wholesale cost of product sold of $147.2 million during the same six-month period in 2004. Approximately $44.2 million of this increase was primarily related to the increased average cost of propane in the six months ended March 31, 2005, an increase of $12.7 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $24.4 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $19.7 million and $10.8 million in the six months ended March 31, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.1 million and $2.1 million in the six months ended March 31, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $191.1 million in the six months ended March 31, 2005 compared to $76.0 million during the same six-month period in 2004. This increase of approximately $115.1 million was primarily attributable to an increase of approximately $93.6 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $100.5 million of the increase as well as an increase in margin per gallon at our existing locations which amounted to an increase of approximately $2.6 million. The volume decrease at our existing locations discussed above partially offset these increases by approximately $9.5 million. The remaining $21.5 million increase is a result of an increase in other retail product sales attributable to acquisitions. Wholesale gross profit was $10.1 and $11.5 million, respectively, (after elimination of gross profit attributable to our retail operations) in the six months ended March 31, 2005 and 2004. This $1.4 million decrease is primarily attributable to decreased gross margin per gallon, partially offset by an increase in volume as discussed above.

Operating and Administrative Expenses. Operating and administrative expenses increased to $94.0 million in the six months ended March 31, 2005 as compared to $40.5 million in the same six-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $31.9 million, general operating expenses of $15.4 million including insurance, professional services and facility costs, and increased vehicle costs of $6.2 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $21.2 million in the six months ended March 31, 2005 from $9.7 million during the same six-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $13.9 million in the six month period ended March 31, 2005 as compared to $4.4 million during the same six-month period in 2004. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In December 2004, a charge of $7.0 was recorded as a result of the write-off of deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make-whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million in the quarter ended March 31, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Net Income. Net income increased to $66.0 million for the six months ended March 31, 2005 from $14.8 million in the same six-month period in 2004. The increase in net income was attributable to the increase in retail gross profit together with the non-recurrence of the make-whole premium charge in the 2004 period, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. For the six months ended March 31, 2005, income before interest, taxes, depreciation and amortization was $108.4 million compared to $47.1 million during the same six-month period in 2004. The increase was primarily attributable to increased sales volumes due to acquisitions partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Six Months Ended March 31,
	2005	2004
	(in thousands)
EBITDA:
Net income	$65,960	$14,792
Interest expense, net	13,874	4,367
Write-off of deferred financing costs	6,990	1,216
Make whole premium charge	—	17,949
Swap Value Received	—	(949)
Provision for income taxes	334	51
Depreciation and amortization	21,229	9,676

EBITDA	$108,387	$47,102

Liquidity and Sources of Capital

In December 2004, we issued 3,568,139 common units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

Also in December 2004, we issued 4,400,000 common units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under our credit agreement.

In January 2005, the underwriters of the December 2004, 4,400,000 common unit offering exercised their overallotment provision and we issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Cash flows provided by operating activities of $68.9 million in the six months ended March 31, 2005 consisted primarily of: net income of $66.0 million, net non-cash charges of $30.1 million relating to depreciation and amortization of $21.2 million, $7.0 million in write-offs of deferred financing costs related to the repayment of the previously existing credit agreement and 364-day credit facility and $1.9 million of other non-cash charges; and a decrease in cash flows of $27.2 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable due to acquisition-related revenue growth, the seasonal nature of the business and increased wholesale volumes, an increase in net liabilities from price risk management activities, and an increase in customer deposits as a result of acquisition-related activity offset by an increase in accounts payable due to propane purchases. Cash flows provided by operating activities of $37.6 million in the same six-month period in 2004 consisted primarily of: net income of $14.8 million, net non-cash charges of $12.3 million relating to depreciation and amortization of $9.7 million, and $2.6 million of other non-cash charges, a make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and a decrease in cash flows of $7.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable due to acquisition-related revenue growth, the seasonal nature of the business and increased wholesale volumes, an increase in net liabilities from price risk management activities, and an increase in customer deposits as a result of acquisition-related activity offset by an increase in accounts payable due to propane purchases.

Cash used in investing activities was $594.5 million in the six months ended March 31, 2005 as compared to $30.8 million in the same six month period in 2004. The six months ended March 31, 2005 investing activities included a use of cash of $574.9 million, net of cash acquired, for the acquisition of three retail propane companies, including Star Gas Propane, L.P. Investing activities during the same six-month period in 2004 included a use of cash of $25.5 million for the acquisitions of EOTT Energy, L.P.’s west coast NGL business and nine retail propane companies. Additionally, in the six months ended March 31, 2005 and 2004, we expended $20.9 million and $6.5 million, respectively for additions of property, plant and equipment to accommodate our growing operations. Proceeds from sale of property, plant and equipment of $1.3 million and $1.2 million were received in the six months ended March 31, 2005 and 2004, respectively.

Cash provided/(used) in financing activities was $549.8 million in the six months ended March 31, 2005 and $(0.7) million in the same six-month period in 2004. Cash provided/(used) by financing activities in the six months ended March 31, 2005 and the six months ended March 31, 2004 included net borrowings of $371.1 million and net payments of $(50.6) million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the issuance of our senior unsecured notes. In addition, net proceeds were received from the issuance of common units of $230.2 million, and 83.4 million in the six months ended March 31, 2005 and 2004, respectively. Contributions from non-managing general partner of $1.8 million were received in the six months ended March 31, 2004. Offsetting these cash sources were $28.7 million and $17.3 million of distributions in the six months ended March 31, 2005 and 2004, respectively. Deferred financing costs of $22.8 million and $0.1 million were incurred in the six months ended March 31, 2005 and the six months ended March 31, 2004, respectively, related to debt incurred to complete the acquisitions. Additionally, in the six months ended March 31, 2004, the early repayment of our senior secured notes resulted in a make whole premium payment to the lenders in the amount of $17.9 million.

The following table summarizes our long-term debt and operating lease obligations as of March 31, 2005 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt	$831,451	$37,284	$72,683	$149,421	$572,063
Future minimum lease payments under noncancelable operating leases	18,199	5,479	7,754	2,962	2,004
Standby letters of credit	17,812	6,088	10,174	1,550

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the three and six months ended March 31, 2005 where settlement has not yet occurred (in thousands of dollars):

	Six Months Ended
	March 31, 2005	March 31, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Initial recorded value of new contracts entered into during the period	—	2,723
Net unrealized gain/(loss) acquired through acquisition during the period	1,881	—
Change in fair value of contracts attributable to market movement during the year	7,875	(3,486)
Realized (gains)/losses recognized	(2,453)	1,224

Net unrealized gains in fair value of contracts outstanding at March 31, 2005	$677	$3,565

Of the outstanding unrealized gain as of March 31, 2005, all contracts had a maturity of less than fifteen months.

We believe that anticipated cash from operations and borrowings under our amended and restated credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Description of Credit Facility

Effective in December 2004, we executed a new credit agreement with our existing lenders in addition to others. The credit agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. We have the option to use up to $25.0 million of available borrowing capacity from our revolving acquisition facility for working capital purposes. The credit agreement expires in December 2009 and carries terms, conditions, and covenants substantially similar to the previous credit agreement as described in the Form 10-K for the year ended September 30, 2004. The credit agreement is guaranteed by all of our domestic subsidiaries.

This credit agreement accrues interest at either prime rate or Eurodollar plus applicable spreads, resulting in interest rates of 5.48% to 7.00% at March 31, 2005. At March 31, 2005, borrowings outstanding under the credit facility were $81.5 million. No amounts were outstanding under the revolving working capital facility. The entire outstanding credit facility balance of $81.5 million is classified as long term in the accompanying March 31, 2005 consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2005, we had floating rate obligations totaling approximately $81.5 million for amounts borrowed under our credit agreement and an additional $100.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

In the quarter ending March 2005, we entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every six months. In exchange, we are required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. We recognized the approximate $2.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2005 with a corresponding decrease in the fair value of its interest rate swaps, which are recorded in other non-current liabilities.

If the floating rate were to increase by 100 basis points from March 2005 levels, our interest expense would increase by a total of approximately $1.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of March 31, 2005 and 2004 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of March 31, 2005 and September 30, 2004 include fixed price payor for 1.5 million and 4.9 million barrels of propane, respectively, and fixed price receiver for 1.5 million and 6.5 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of March 31, 2005, and September 30, 2004 was assets of $6.0 million and $23.0 million, respectively, and liabilities of $5.3 million and $29.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of less than $0.1 million in the market value of the contracts as there were approximately 0.2 million gallons of net unbalanced positions at March 31, 2005.

Item 4. Controls and Procedures

We maintains controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2005. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

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

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 10, 2005	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)