Form 10-K/A
period 2004-09-30
INERGY L P
filed 2005-06-16
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

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

Explanatory Note

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2004 is to amend certain presentations within the financial statements and certain disclosures pursuant to comments received from the Securities and Exchange Commission in connection with the recently-filed Inergy Holdings, L.P. registration statement on Form S-1. Inergy Holdings, L.P. and its wholly owned subsidiaries control the managing and non-managing general partner of Inergy, L.P. There have been no changes affecting the balance sheets, cash flow statements or operating results of Inergy, L.P.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the comments received from the Securities and Exchange Commission.

The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the additional disclosure requirements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 7, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the comments received:

•	Part I—Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations

•	This section was amended to (i) further disclosure as it relates to known trends, or uncertainties that are reasonably likely to have an effect on the companies net sales or revenues, income from operations, profitability, liquidity or capital resources, or that would otherwise cause reported financial information not necessarily to be indicative of future operating results or financial condition, (ii) further disclose and quantify items where two or more business reasons contributed to a material change in a financial statement line item between periods, (iii) further disclose the underlying business reasons for intermediate changes described in operating results comparisons between periods, and (iv) the contractual obligations table was revised to further disclose interest payments on debt obligations.

•	Part II –Item 8—Financial Statements and Supplementary Data and IV—Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

•	This section was amended to (i) disaggregate cost of product sold line items on the Consolidated Statements of Operations to conform to the presentation made for revenue line items which are presented to show “Propane” and “Other” revenues separately, (ii) add disclosure to Footnote No. 1 Accounting Policies to describe the types of expenses that are included within cost of products sold, and (iii) revenue items provided in Footnote No.10-Segments were further disaggregated by product and service group.

•	Part III—Item 11—Executive Compensation

•	This section was amended to include the effect on unit options held by R. Brooks Sherman and Dean E. Watson of Inergy, L.P.’s January 2004 two for one unit split.

2

The items described above and contained in this amended form 10-K for Inergy, L.P. are considered to be information that while important to an investor’s understanding of our business are not material to any previously issued financial statement.

3

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

The propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The price of crude oil and natural gas have maintained historically high costs in 2003 and 2004, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We expect the historical high cost of crude oil and natural gas to remain so for the foreseeable future and accordingly expect both our propane costs and our selling prices to remain at higher levels. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to our other retail customers.

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

Results of Operations

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Volume. During fiscal 2004, Inergy, L.P. sold 140.7 million retail gallons of propane, an increase of 21.0 million gallons, or 18%, from the 119.7 million retail gallons sold in fiscal 2003. The increase in retail sales volume was principally due to the acquisition of sixteen retail propane companies in fiscal 2004 in addition to the acquisition of four retail propane companies and five locations of a large regional distributor in the fourth fiscal quarter of 2003. Acquisition related volume accounted for approximately 35.2 million gallons of the increase, partially offset by approximately 14.2 million lesser gallon sales due to a combination of warmer weather and deferral of purchases by our customers due to an approximate 14% higher propane cost in our retail operations of $0.75 per gallon on average in 2004 compared to $0.66 in 2003. The weather was approximately 12% warmer in fiscal 2004 as compared to fiscal 2003 in our retail areas of operations, and approximately 6% warmer than normal.

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

Revenues from retail sales were $218.1 million in fiscal 2004 (after elimination of sales to our wholesale operations), an increase of $45.0 million, or 26%, from $173.1 million in fiscal 2003. Retail propane revenues accounted for approximately $43.0 million of this increase with approximately $49.3 million of this increase the result of the acquisition-related volume increase together with an increase of approximately $13.6 million due to higher selling prices of propane due to the higher cost of propane in 2004. This increase was partially offset by lower sales volumes as a result of the warmer weather in fiscal 2004 as compared to fiscal 2003 in our retail areas of operations resulting in approximately $19.9 million decrease in revenues. In addition to retail propane sales, these revenues consist of transportation revenues, tank rentals, appliance sales and service income with these revenues increasing by approximately $2.0 million due to acquisitions.

Revenues from wholesale sales were $264.4 million (after elimination of sales to our retail operations) in fiscal 2004, an increase of $74.1 million or 39%, from $190.3 million in fiscal 2003. Approximately $38.2 million of this increase was attributable to the acquisition of our NGL business with the volume increase generated in our wholesale propane operations accounting for an increase of approximately $44.6 million. These increases were partially offset by a lower per gallon selling price of propane in our wholesale division resulting in a reduction of revenues of approximately $8.7 million. The lower selling price in our wholesale division in 2004 compared to 2003 is the result of the lower cost of propane in our wholesale division in addition to competitive pressure in certain markets.

Cost of Product Sold. Retail cost of product sold in fiscal 2004 was $112.1 million, an increase of $25.1 million or 29%, from retail cost of product sold of $87.0 million in fiscal 2003. Approximately $10.4 million of this increase was attributable to the increase in the average cost of propane in our retail division as described above and a net additional increase of approximately $15.7 million the result of retail propane acquisition-related volume described above in excess of the lesser volumes from existing locations. This increase was partially offset by an approximate $1.0 million decrease in other retail cost of product sales. Wholesale cost of product sold in fiscal 2004 was $246.9 million, an increase of $66.9 million or 37%, from wholesale cost of product sold of $180.0 million in 2003. Approximately $25.8 million of this increase was related to the cost generated by our NGL business in California in fiscal 2004 in addition to an increase of approximately $44.0 million as a result of the increased volumes experienced in our wholesale propane areas of operations. These increases were partially offset by the average lower cost of product in our wholesale division resulting in an approximate $2.9 million decrease. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $23.5 million and $17.2 million in 2004 and 2003, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $4.7 million and $3.6 million in 2004 and 2003, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail gross profit was $106.0 million in fiscal 2004 compared to $86.1 million in fiscal 2003, an increase of $19.9 million, or 23%. This increase was primarily attributable to the increase in retail gallons sold primarily as a result of acquisitions which accounted for approximately $16.0 million of the increase as well as an increase in margin per gallon which amounted to an increase of approximately $3.2 million. These increases were partially offset by approximately $2.3 million lesser retail propane gross profit at our existing locations due to the warmer weather in fiscal 2004 and the deferral of purchases by our customers due to the higher cost of propane in 2004 as compared to 2003. The increase in margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane. Other retail gross profit increased by approximately $3.0 million as a result of acquisitions. Wholesale gross profit was $17.5 million (after elimination of gross profit attributable to our retail operations) in fiscal 2004 compared to $10.3 million in fiscal 2003, an increase of $7.2 million or 70%. Approximately $11.7 million of this increase is due to the gross profit generated by our NGL business in fiscal 2004, and approximately $1.3 million is a result of increased wholesale volumes from our existing business. These increases were partially offset by lesser margin per gallon from our existing business resulting in lesser gross profit of approximately $5.8 million. The decrease in the wholesale margin per gallon is attributable to the volatile propane costs resulting in our inability to sell the product at an appropriate price to maintain our historical margin per gallon.

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

Interest Expense. Interest expense decreased $2.1 million, or 21%, to $7.9 million in fiscal 2004 as compared to $10.0 million in fiscal 2003. Interest expense decreased primarily due to an approximate 2.15% lower average interest rate in 2004 compared to 2003, partially offset by an approximate $6.7 million increase in the average debt outstanding in 2004 compared to 2003 including the January 2004 early retirement of the $85.0 million senior secured notes. The average debt outstanding in 2004 was greater than that outstanding on average compared to 2003 as a result of borrowings for acquisitions exceeding the utilization of net proceeds from our common unit offerings for debt repayment.

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

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Volume. During fiscal 2003, Inergy, L.P. sold 119.7 million retail gallons of propane, an increase of 31.2 million gallons, or 35%, from the 88.5 million retail gallons sold in fiscal 2002. The increase in retail sales volume was principally due to the November 2001 acquisition of Pro Gas, the December 2001 acquisition of Independent Propane Company, the October 2002 acquisition of Hancock Gas, and the July 2003 acquisition of United Propane which acquisitions resulted in increased sales volume of approximately 20.1 million gallons in 2003 over 2002. In addition, the weather was approximately 18% colder in fiscal 2003 as compared to fiscal 2002 in our retail areas of operations, and approximately 6% colder than normal with this colder weather accounting for the balance of the increase in retail propane sales volume.

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

Revenues from retail sales were $173.1 million in fiscal 2003 (after elimination of sales to our wholesale operations), an increase of $61.4 million, or 55%, from $111.7 million in fiscal 2002. These revenues consist of retail propane sales, transportation revenues, tank rentals, heating oil sales, appliance sales and service. Retail propane revenues represented approximately $58.2 million of the increase with approximately $24.4 million of this increase attributable to acquisition-related volume, approximately $18.3 million of the increase the result of higher selling prices of propane due to the higher cost of propane and the remaining $15.5 million increase a result of volume increases at our existing locations primarily as a result of colder weather in fiscal 2003. The remaining $3.2 million increase in retail revenues is due to increases in other retail revenues as a result of acquisitions.

Revenues from wholesale sales were $190.3 million (after elimination of sales to our retail operations) in fiscal 2003, an increase of $93.3 million or 96%, from $97.0 million in fiscal 2002. Approximately $74.7 million of this increase was the result of an increase in selling prices due to the higher cost of propane in 2003 over 2002 with the balance of the increase of approximately $18.6 million primarily attributable to colder weather in 2003, thus higher wholesale volumes.

Cost of Product Sold. Retail cost of product sold in fiscal 2003 was $87.0 million, an increase of $43.9 million, or 103%, from retail cost of product sold of $43.1 million in fiscal 2002. Approximately $20.6 million of this increase was the result of higher retail propane volume sales and $20.7 million of the increase attributable to the higher average cost of propane. The $2.6 million balance of the increase in retail cost of product sold is due to increases in other retail product sales as a result of acquisitions. Wholesale cost of product sold in fiscal 2003 was $180.0 million, an increase of $88.1 million, or 96%, from wholesale cost of product sold of $91.9 million in 2002. Approximately $70.5 million of this increase was attributable to an increase in the average per gallon cost of propane, with the balance of the increase, $17.6 million, the result of the increased sales volume. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $17.2 million and $12.1 million in 2003 and 2002, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.6 million and $2.9 million in 2003 and 2002, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail gross profit was $87.0 million in fiscal 2003 compared to $69.4 million in fiscal 2002, an increase of $17.6 million, or 25%. This increase was primarily attributable to an increase in retail gallons sold due to acquisitions resulting in an increase of approximately $12.2 million and an additional $7.2 million increase the result of the increased volume from existing locations due to the colder weather, offset by approximately $2.4 million due to lower margins per gallon. The approximate 4% lower retail margin per gallon was attributable to rapidly escalating propane prices during the winter period resulting in our being unable to fully pass along to our retail customers the higher costs. Other retail gross profits increased by approximately $0.6 million due to acquisitions. Wholesale gross profit was $10.3 million (after elimination of gross profit attributable to our retail operations) in fiscal 2003 compared to $5.1 million in fiscal 2002, an increase of $5.2 million, or 102%. Approximately $1.0 million of this increase was attributable to an increase in wholesale volume primarily due to the colder weather with the remaining increase of approximately $4.2 million the result of our wholesale division’s ability to capture higher selling prices despite the higher cost environment in 2003 compared to 2002.

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

At September 30, 2004, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our company’s long-term debt and operating lease obligations as of September 30, 2004, in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$146,810	$28,621	$116,461	$997	$731
Future minimum lease payments under noncancelable operating leases	14,887	5,072	6,715	2,810	290
Fixed price purchase commitments	134,886	134,886	—	—	—
Standby letters of credit	5,645	5,645	—	—	—

(a)	$132.2 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 3.77% and 4.75% at September 30, 2004. These rates have been applied for each period presented in the table.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation						Long Term Compensation Awards	All Other Compensation
		Salary (1)		Bonus		Other Annual Compensation (2)		Securities Underlying Options
John. J. Sherman President and Chief Executive Officer	2004 2003 2002	$ $ $	250,000 250,000 250,000	$ $ $	— 150,000 150,000	$ $ $	— — —	— — —	$ $ $	— — —

Phillip L. Elbert Executive Vice President Operations	2004 2003 2002	$ $ $	200,000 200,000 200,000	$ $ $	125,000 100,000 100,000	$ $ $	— — —	— — —	$ $ $	— — —

David G. Dehaemers Executive Vice President- Corporate Development	2004 2003 2002	$ $ $	200,000 8,333 —	$ $ $	— — —	$ $ $	— — —	— 50,000 —	$ $ $	— — —

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	170,000 170,000 143,750	$ $ $	50,000 100,000 75,000	$ $ $	— — —	— — 20,000	$ $ $	— — —

Dean E Watson Senior Vice President- Wholesale, Supply, Logistics & Transportation	2004 2003 2002	$ $ $	180,000 180,000 15,000	$ $ $	— 90,000 —	$ $ $	— — —	— — 75,000	$ $ $	— — —

(1)	Salary for Mr. Dean Watson in fiscal 2002 represents the pro rata portion of his annual salary from the date of his employment with us on September 2, 2002. Salary for Mr. David Dehaemers in fiscal 2003 represents the pro rata portion of his annual salary from the date of his employment with us on September 16, 2003.

(2)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

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

3.	Exhibits:

Exhibit No.	Description

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003.)

*3.2	Form of Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.2A	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*3.2B	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P.

*3.2C	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P.

*3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*4.1	Specimen Unit Certificate for Senior Subordinated Units (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Specimen Unit Certificate for Junior Subordinated Units (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.3	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001.)

*10.1	Sixth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of May 27, 2004

*10.2	Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.3	Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.4	Inergy Employee Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.4A	Amendment to Inergy Employee Long-Term Incentive Plan, adopted April 4, 2003. (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003) ***

*10.5	Employment Agreement—John J. Sherman (incorporated herein by reference to Exhibit 10.8 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.6	Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001) ***

*10.6A	First Amendment to Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 20, 2001) ***

*10.7	Employment Agreement—Carl A. Hughes (incorporated herein by reference to Exhibit 10.10 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001) ***

*10.8	Employment Agreement—William C. Gautreaux (incorporated herein by reference to Exhibit 10.12 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001 ***

*10.9	Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*10.10	Option Agreement by and between Phillip L. Elbert and Inergy Holdings, LLC, dated January 12, 2001 (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.11	Employment Agreement – R. Brooks Sherman (incorporated herein by reference to Exhibit 10.20 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.12	Option Agreement by and between R. Brooks Sherman and Inergy Holdings, LLC, dated September 11, 2002 (incorporated herein by reference to Exhibit 10.21 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002) ***

*10.13	Employment Agreement – Dean E. Watson ***

*10.14	Amended and Restated Inergy Unit Purchase Plan

*10.15	Employment Agreement – David G. Dehaemers, Jr. ***

*12.1	Ratios of earnings to fixed charges

*14.1	Inergy’s Code of Business Conduct & Ethics

*21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

**	Filed herewith

***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Reports on Form 8-K. Our company filed three reports on Form 8-K with the SEC during the three months ended September 30, 2004:

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

See accompanying notes.

Inergy, L.P. and Subsidiary

Consolidated Statements of Operations

(In Thousands Except Per Unit Data)

	Year Ended September 30,
	2004	2003	2002
Revenue:
Propane	$431,202	$343,578	$192,122
Other	51,294	19,787	16,578

	482,496	363,365	208,700
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	334,231	258,986	129,615
Other	24,822	8,024	5,384

	359,053	267,010	134,999
Gross profit	123,443	96,355	73,701
Expenses:
Operating and administrative	81,296	59,249	45,300
Depreciation and amortization	21,089	13,843	11,444

Operating income	21,058	23,263	16,957
Other income (expense):
Interest expense	(7,878)	(9,982)	(8,365)
Interest expense related to write-off of deferred financing costs	(1,216)	—	(585)
Interest expense related to make whole premium charge	(17,949)	—	—
Interest income related to swap value received	949	—	—
Gain (loss) on sale of property, plant and equipment	(203)	(91)	140
Finance charges	704	339	115
Other	106	86	140

Income (loss) before income taxes	(4,429)	13,615	8,402
Provision for income taxes	167	103	93

Net income (loss)	$(4,596)	$13,512	$8,309

Partners’ interest information
Non-managing general partners’ interest in net income	$1,182	$617	$166

Limited partners’ interest in net income (loss):
Common unit interest	$(3,664)	$6,820	$3,391
Senior subordinated unit interest	(1,814)	5,190	4,052
Junior subordinated unit interest	(300)	885	700

Total limited partners’ interest in net income (loss)	$(5,778)	$12,895	$8,143

Net income (loss) per limited partner unit:
Basic	$(0.26)	$0.77	$0.61
Diluted	$(0.26)	$0.76	$0.60

Weighted average limited partners’ units outstanding:
Basic	22,027	16,676	13,317
Diluted	22,027	16,942	13,520

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Beginning in December 2002, certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value of hedged items. Changes in the fair value of derivative instruments designated as fair value hedges are reported in the balance sheet as price risk management assets or liabilities. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold. During the years ended September 30, 2004 and 2003, Inergy recognized a net loss of $0.1 million, and $0.2 million, respectively, related to the ineffective portion of its hedging instruments and a net loss of $1.0 million, and $0.5 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

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

Expense Classification

Cost of products sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by us other than those described above in cost of products sold and depreciation and amortization. Certain of our operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales but are not included in cost of product sold. These were $28.2 million, $20.8 million and $15.0 million during the years ended September 30, 2004, 2003, and 2002, respectively.

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

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

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

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Inergy does not require collateral to support financial instruments subject to credit risk but does take an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s value to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of September 30, 2004 and 2003 are generally propane users, retailers and resellers, and energy marketers and dealers.

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

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $4 million of the outstanding balance at September 30, 2004 and 2003 has been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2004 and 2003, the balance outstanding under this credit agreement was $132.2 million and $41.0 million, respectively, including $26.4 million and $15.5 million, respectively, under the working capital facility. The prime rate and LIBOR plus the applicable spreads were between 3.77% and 4.75% at September 30, 2004, and between 3.11% and 4.00% at September 30, 2003, for all outstanding debt under the credit agreement.

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

10. Segments

Inergy’s financial statements reflect two operating and reportable segments: retail sales operations and wholesale sales operations. Inergy’s retail sales operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment. The wholesale sales operations distribute propane and provide marketing and price risk management services to other users, retailers and resellers of propane, including Inergy’s retail operations. All revenues generated by the wholesale sales operation segment are included in the selling price of the propane and are included in the table below as propane revenues. Inergy’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales and other services between the wholesale and retail segments have been eliminated.

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

Revenues, gross profit, and identifiable assets for each of Inergy’s reportable segments are presented below, in thousands of dollars.

	Year Ended September 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$203,901	$333,791	$(106,490)	$431,202
Fractionation and other midstream revenues	—	29,486	—	29,486
Transportation revenues	7,649	—	—	7,649
Propane-related appliance sales revenues	4,803	—	—	4,803
Retail service revenues	3,428	—	—	3,428
Rental revenues	3,527	—	—	3,527
Other revenues	2,401	—	—	2,401
Gross profit	105,956	18,353	(866)	123,443
Identifiable assets	23,286	82,559	—	105,845

	Year Ended September 30, 2003
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$160,149	$259,934	$(76,505)	$343,578
Transportation revenues	9,086	—	—	9,086
Propane-related appliance sales revenues	3,495	—	—	3,495
Retail service revenues	1,902	—	—	1,902
Rental revenues	2,739	—	—	2,739
Other revenues	2,566	—	—	2,566
Gross profit	$86,088	$11,326	$(1,059)	$96,355
Identifiable assets	$16,554	$41,009	$—	$57,563

	Year Ended September 30, 2002
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$100,237	$120,737	$(28,848)	$192,122
Transportation revenues	6,801	—	—	6,801
Propane-related appliance sales revenues	2,697	—	—	2,697
Retail service revenues	$1,497	$—	$—	$1,497
Rental revenues	$2,042	$—	$—	$2,042
Other revenues	$3,541	$—	$—	$3,541
Gross profit	$68,605	$5,698	$(602)	$73,701
Identifiable assets	$12,132	$42,142	$—	$54,274

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

INERGY, L.P.

	By	Inergy GP, LLC
(its managing general partner)

Dated: June 16, 2005	By	/s/ R. BROOKS SHERMAN, JR.
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