Form 10-Q
period 2005-06-30
INERGY L P
filed 2005-08-09
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The following units were outstanding at August 1, 2005:

Common Units	26,254,645
Senior Subordinated Units	5,478,568
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Assets
Current assets:
Cash	$21,059	$2,256
Accounts receivable, less allowance for doubtful accounts of $3,774,000 and $1,078,000 at June 30, 2005 and September 30, 2004, respectively	57,340	49,441
Inventories	58,280	56,404
Prepaid expenses and other current assets	15,807	5,494
Assets from price risk management activities	6,726	23,015

Total current assets	159,212	136,610
Property, plant and equipment, at cost:
Land and buildings	64,683	20,246
Office furniture and equipment	15,891	10,173
Vehicles	68,627	32,719
Tanks and plant equipment	453,837	189,519

	603,038	252,657
Less accumulated depreciation	(61,837)	(37,404)

Property, plant and equipment, net	541,201	215,253
Intangible assets:
Covenants not to compete	21,959	11,498
Deferred financing costs	19,777	5,242
Deferred acquisition costs	514	104
Customer accounts	205,080	74,154

	247,330	90,998
Less accumulated amortization	(27,297)	(17,398)

Intangible assets, net	220,033	73,600
Goodwill	207,212	78,128
Other	4,076	228

Total assets	$1,131,734	$503,819

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$60,638	$54,621
Accrued expenses	29,287	15,977
Customer deposits	23,669	13,937
Liabilities from price risk management activities	4,499	29,640
Current portion of long-term debt	6,423	23,615

Total current liabilities	124,516	137,790
Long-term debt, less current portion	530,091	113,986
Partners’ capital:
Common unitholders (26,254,645 and 17,626,506 units issued and outstanding as of June 30, 2005 and September 30, 2004, respectively)	451,334	224,600
Senior subordinated unitholders (5,478,568 units issued and outstanding)	24,034	25,352
Junior subordinated unitholders (1,145,084 units issued and outstanding)	(2,483)	(2,296)
Non-managing general partner	4,242	4,387

Total partners’ capital	477,127	252,043

Total liabilities and partners’ capital	$1,131,734	$503,819

See accompanying notes.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Propane	$127,493	$57,540	$708,201	$345,787
Other	46,109	12,175	137,294	34,578

	173,602	69,715	845,495	380,365
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	86,064	45,788	502,109	262,163
Other	36,934	6,940	91,581	13,778

	122,998	52,728	593,690	275,941

Gross profit	50,604	16,987	251,805	104,424
Expenses:
Operating and administrative	52,078	20,027	146,055	60,514
Depreciation and amortization	13,865	5,591	35,094	15,267

Operating income (loss)	(15,339)	(8,631)	70,656	28,643
Other income (expense):
Interest expense, net	(9,144)	(1,443)	(23,018)	(5,810)
Write-off of deferred financing costs	—	—	(6,990)	(1,216)
Make whole premium charge	—	—	—	(17,949)
Swap value received	—	—	—	949
Gain (loss) on sale of property, plant and equipment	(270)	143	(170)	(136)
Finance charges	576	238	1,488	591
Other	82	6	234	84

Income (loss) before income taxes	(24,095)	(9,687)	42,200	5,156
Provision for income taxes	24	113	358	164

Net income (loss)	$(24,119)	$(9,800)	$41,842	$4,992

Partners’ interest information for the three and nine months ended June 30, 2005 and 2004:
Non-managing general partners’ interest in net income	$(339)	$(196)	$5,390	$100

Limited partners’ interest in net income (loss):
Common unit interest	$(18,989)	$(5,728)	$28,489	$3,012
Senior subordinated unit interest	(3,963)	(3,340)	6,586	1,620
Junior subordinated unit interest	(828)	(536)	1,377	260

Total limited partners’ interest in net income	$(23,780)	$(9,604)	$36,452	$4,892

Net income (loss) per limited partner unit:
Basic	$(0.72)	$(0.42)	$1.20	$0.23

Diluted	$(0.72)	$(0.42)	$1.18	$0.22

Weighted average limited partners’ units outstanding:
Basic	32,878	22,950	30,321	21,551

Diluted	32,878	22,950	30,930	22,011

See accompanying notes.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2004	$224,600	$25,352	$(2,296)	$4,387	$252,043
Net proceeds from issuance of common units	230,122	—	—	—	230,122
Distributions	(32,671)	(8,088)	(1,603)	(5,555)	(47,917)
Comprehensive income:
Net income	28,489	6,586	1,377	5,390	41,842
Unrealized gain on derivative instruments	783	181	38	20	1,022
Foreign currency translation	11	3	1	—	15

Comprehensive income					42,879

Balance at June 30, 2005	$451,334	$24,034	$(2,483)	$4,242	$477,127

See accompanying notes.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating activities
Net income	$41,842	$4,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,238	10,925
Amortization	9,856	4,342
Amortization of deferred financing costs	1,328	1,197
Write-off of deferred financing costs	6,990	1,216
Provision for doubtful accounts	1,944	484
Make whole premium charge	—	17,949
(Gain) loss on disposal of property, plant and equipment	170	136
Net asset (liabilities) from price risk management activities	(7,832)	424
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,837	(10,543)
Inventories	24,863	11,524
Prepaid expenses and other current assets	7,349	(1,792)
Other assets	(2,488)	43
Accounts payable	(24,116)	15,195
Accrued expenses	3,368	768
Customer deposits	(26,387)	(7,238)

Net cash provided by operating activities	79,962	49,622
Investing activities
Acquisitions, net of cash acquired	(588,863)	(56,698)
Purchases of property, plant and equipment	(25,049)	(10,005)
Deferred acquisition costs incurred	(411)	(4)
Proceeds from sale of property, plant and equipment	2,721	1,572

Net cash used in investing activities	(611,602)	(65,135)

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$1,345,879	$268,138
Principal payments on long-term debt	(954,847)	(287,089)
Deferred financing costs incurred	(22,809)	(897)
Payment of make whole premium charge	—	(17,949)
Contribution from non-managing general partner	—	1,790
Distributions	(47,917)	(27,205)
Net proceeds from issuance of Common Units	230,122	83,290

Net cash provided by financing activities	550,428	20,078

Effect of foreign exchange rate changes on cash	15	(84)

Net increase (decrease) in cash	18,803	4,481
Cash at beginning of period	2,256	3,528

Cash at end of period	$21,059	$8,009

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20,655	$4,773

Supplemental schedule of noncash investing and financing activities
Acquisition of NGL business through the issuance of obligations	—	$1,970

Additions to covenants not to compete through the issuance of noncompete obligations	$7,881	$2,096

Increase (decrease) in the fair value of long-term debt and the related interest rate swap	$801	$(316)

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Acquisitions of retail propane companies, net of cash acquired:
Current assets	$(72,081)	$(4,997)
Property, plant and equipment	(329,028)	(42,072)
Intangible assets	(141,387)	(13,798)
Goodwill	(129,085)	(5,483)
Other assets	(1,359)	—
Current liabilities	76,196	7,556
Non-compete liabilities	7,881	2,096

	$(588,863)	$(56,698)

See accompanying notes.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (the “Company”) include the accounts of the Company and its subsidiaries Inergy Propane, LLC and Inergy Acquisition Company, LLC (the “Operating Companies”) which, collectively, are referred to as “Inergy.” Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”) which was formerly Inergy Holdings, LLC, owns the Non-Managing General Partner interest representing an approximate 1.4% unsubordinated general partner’s interest in the Company. Inergy GP, LLC (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Basis of Presentation

The financial information as of June 30, 2005 and for the three-month and nine-month periods ended June 30, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and nine-month periods ended June 30, 2005 and 2004 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiary and the notes thereto included in Form 10-K/A as filed with the Securities and Exchange Commission for the year ended September 30, 2004.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended June 30, 2004 to conform to the three and nine months ended June 30, 2005.

INERGY, L.P. AND SUBSIDIARIES

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

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value or cash flow hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value or variability in cash flow of hedged items. Changes in the fair value of derivative instruments designated as fair value or cash flow hedges are reported in the balance sheet as price risk management assets or liabilities. Changes in the fair value of derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold.

During the three months and nine months ended June 30, 2005, Inergy recognized a net loss of $0.1 million and a net loss of $0.8 million, respectively, related to the ineffective portion of its hedging instruments and net losses of $0.7 million and $0.8 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

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

INERGY, L.P. AND SUBSIDIARIES

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

Expense Classification

Cost of products sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by us other than those described above in cost of products sold and depreciation and amortization. Certain of our operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales but are not included in cost of product sold. These were $15.4 million and $6.8 million in the three months ended June 30, 2005, and 2004, respectively and were $39.7 million and $19.8 million in the nine months ended June 30, 2005, and 2004, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or on a first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost, determined by either using the average-cost or first-in, first-out method versus the market unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at June 30, 2005 and September 30, 2004 amount to $33.6 million and $40.7 million, respectively.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Inventories consist of (in thousands):

	June 30, 2005	September 30, 2004
Propane gas and other liquids	$49,846	$53,295
Appliances, parts and supplies	8,434	3,109

	$58,280	$56,404

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(24,119)	$(9,800)	$41,842	$4,992
Less: Non-Managing General Partner’s interest in net income (loss)	(339)	(196)	5,390	100

Limited partners’ interest in net income (loss) – basic and diluted	$(23,780)	$(9,604)	$36,452	$4,892

Denominator:
Weighted average limited partners’ units outstanding – basic	32,878	22,950	30,321	21,551
Effect of dilutive unit options outstanding	—	—	609	460

Weighted average limited partners’ units outstanding – dilutive	32,878	22,950	30,930	22,011

Net income (loss) per limited partner unit:
Basic	$(0.72)	$(0.42)	$1.20	$0.23

Diluted	$(0.72)	$(0.42)	$1.18	$0.22

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” No unit-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common units on the date of grant. The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Inergy’s pro forma information for each of the three and nine month periods ended June 30, 2005 and 2004 is as follows (in thousands, except per unit data):

	Three Month Ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(24,119)	$(9,800)	$41,842	$4,992
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	58	55	185	166

Pro forma net income (loss)	$(24,177)	$(9,855)	$41,657	$4,826

Deduct: Non-managing general partners’ interest in net income (loss)	$(339)	$196	$5,390	$100

Pro forma limited partners’ interest in net income (loss) for the three and nine month periods ended June 30, 2005 and 2004	$(23,838)	$(9,659)	$36,267	$4,726

Net income (loss) per limited partner unit:
Basic – as reported	$(0.72)	$(0.42)	$1.20	$0.23

Basic – pro forma	$(0.73)	$(0.42)	$1.20	$0.22

Pro forma net income (loss) per limited partner unit:
Diluted – as reported	$(0.72)	$(0.42)	$1.18	$0.22

Diluted – pro forma	$(0.73)	$(0.42)	$1.17	$0.22

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

As the effects of including the incremental units associated with options are antidilutive for the quarters ended June 30, 2005 and 2004, both basic earnings per unit and diluted earnings per unit reflect the same calculation. Weighted average antidilutive unit options outstanding totaled 622,708 and 453,472 for the quarters ended June 30, 2005 and 2004, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

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

SFAS No. 154, “Accounting Changes and Error Corrections” is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 145 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Credit agreement	$100,800	$132,153
Senior unsecured notes	425,801	—
Obligations under noncompetition agreements and notes to former owners of businesses acquired	9,913	5,446
Other	—	2

	536,514	137,601
Less current portion	6,423	23,615

	$530,091	$113,986

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

We are required to reduce the principal outstanding on the revolving working capital line of credit to $5 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. At September 30, 2004, we were required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such $4 million of the outstanding balance at September 30, 2004 has been classified as long-term liabilities in the accompanying consolidated balance sheets. At June 30, 2005 and September 30, 2004, the total balance outstanding under the existing credit agreements was $100.8 million and $132.2 million, respectively, including $8.5 million and $26.4 million, respectively, under the working capital facilities. The prime rate and Eurodollar plus the applicable spreads were between 5.76% and 7.25% at June 30, 2005, and between 3.77% and 4.75% at September 30, 2004, for all outstanding debt under the credit agreement.

The credit agreements contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreements amounted to $209.7 million and $162.2 million at June 30, 2005 and September 30, 2004, respectively.

INERGY, L.P. AND SUBSIDIARIES

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

In the quarter ending March 2005, the Company entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every six months. In exchange, we are required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. We recognized the approximate $0.8 million increase in the fair market value of the related senior unsecured notes at June 30, 2005 with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other assets.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending June 30 and thereafter are as follows, in thousands of dollars:

2006	$6,423
2007	2,257
2008	2,020
2009	960
2010	97,961
Thereafter	426,893

$536,514

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

At June 30, 2005, the Company was in compliance with all of its debt covenants.

INERGY, L.P. AND SUBSIDIARIES

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

In January 2005, the underwriters of the December 2004 4,400,000 Common Unit offering exercised their over-allotment provision and we issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Quarterly Distributions of Available Cash

On May 13, 2005, a quarterly distribution of $0.50 per limited partner unit was paid to unitholders of record on May 6, 2005 with respect to the second fiscal quarter of 2005, which totaled $19.2 million. On July 25, 2005, we declared a distribution of $0.51 per limited partner unit to be distributed on August 12, 2005 to unitholders of record on August 5, 2005, for a total distribution of $19.9 million with respect to the third fiscal quarter of 2005.

On February 14, 2005, a quarterly distribution of $0.475 per limited partner unit was paid to unitholders of record on February 7, 2005 with respect to the first fiscal quarter of 2005, which totaled $17.6 million.

We distributed $0.405 per limited partner unit on May 14, 2004 to unitholders of record on May 7, 2004, for a total distribution of $9.9 million with respect to the second fiscal quarter of 2004. On August 13, 2004, Inergy distributed $0.415 per limited partner unit to its unitholders of record on August 6, 2004, for a total distribution of $10.2 million with respect to the third fiscal quarter of 2004.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies

We periodically enter into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At June 30, 2005, the total of these firm purchase commitments was approximately $88.2 million.

At June 30, 2005, we were contingently liable for letters of credit outstanding totaling $14.5 million, which guarantee various transactions.

During the three months ended December 31, 2004, our subsidiary, Star Gas Propane, L.P. was a named defendant in multiple federal securities class action lawsuits alleging that public disclosures made by its former parent, Star Gas Partners, L.P., were in violation of various securities laws including Rule 10b-5. Star Gas Partners, L.P has agreed to indemnify us for this liability. We do not expect this lawsuit to have a material effect on our results of operations or financial condition because we believe that the claim is without merit. However, if the lawsuit was decided adversely to Star Gas Propane, L.P. and Star Gas Partners, L.P. was unable to fulfill its indemnification obligation to us, this lawsuit could have a material effect on our results of operations or financial condition.

We are not currently a party to any material litigation. Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as our managing general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products.

Note 7 – Segments

Our financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Retail sales operations include all retail operations and transportation services. Wholesale sales operations include wholesale supply, marketing and distribution, and natural gas processing and NGL fractionation operations. Results of operations for acquisitions that occurred during the nine months ended June 30, 2005 are included in the retail sales operation reportable segment. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

The following segment information is presented in thousands of dollars:

	Three Months Ended June 30, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$80,987	$77,889	$(31,383)	$127,493
Distillate revenues	14,644	—	—	14,644
Fractionation and other midstream revenues	—	19,448	—	19,448
Transportation revenues	3,033	—	—	3,033
Propane-related appliance sales revenues	2,950	—	—	2,950
Retail service revenues	3,236	—	—	3,236
Rental service and other revenues	2,798	—	—	2,798
Gross profit	46,162	5,024	(582)	50,604
Identifiable assets	51,661	63,959	—	115,620

	Three Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$25,271	$42,633	$(10,364)	$57,540
Distillate revenues	698	—	—	698
Fractionation and other midstream revenues	—	6,572	—	6,572
Transportation revenues	2,038	—	—	2,038
Propane-related appliance sales revenues	965	—	—	965
Retail service revenues	714	—	—	714
Rental service and other revenues	1,188	—	—	1,188
Gross profit	14,672	2,315	—	16,987
Identifiable assets	19,103	41,979	—	61,082

	Nine Months Ended June 30, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$451,654	$397,782	$(141,235)	$708,201
Distillate revenues	59,269	—	—	59,269
Fractionation and other midstream revenues	—	41,725	—	41,725
Transportation revenues	8,229	—	—	8,229
Propane-related appliance sales revenues	7,309	—	—	7,309
Retail service revenues	11,494	—	—	11,494
Rental service and other revenues	9,268	—	—	9,268
Gross profit	237,695	15,103	(993)	251,805
Identifiable assets	51,661	63,959	—	115,620

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Nine Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$170,900	$261,108	$(86,221)	$345,787
Distillate revenues	1,572	—	—	1,572
Fractionation and other midstream revenues	—	17,886	—	17,886
Transportation revenues	5,903	—	—	5,903
Propane-related appliance sales revenues	3,701	—	—	3,701
Retail service revenues	2,628	—	—	2,628
Rental service and other revenues	2,888	—	—	2,888
Gross profit	91,223	13,811	(610)	104,424
Identifiable assets	19,103	41,979	—	61,082

Note 8 – Business Acquisitions

In November 2004, we acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, we acquired Star Gas Propane, L.P. headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI. In May 2005, we acquired the assets of three other retail propane companies. The aggregate purchase price for these acquisitions, net of cash acquired was $588.9 million.

The operating results for these acquisitions are included in our consolidated results of operations from the dates of acquisition through June 30, 2005.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Business Acquisitions (continued)

The purchase price of Star Gas Propane, L.P. approximated $487.7 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, the Company and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). We used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. We also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition. The allocation of the total consideration for the Star Gas Propane, L.P. acquisition is as follows (in millions):

Current assets, net of cash acquired	$54.6
Property, plant and equipment	285.7
Intangible assets	108.6
Goodwill	90.5
Other assets	1.4
Current liabilities	(52.0)
Non-compete liabilities	(1.1)

$487.7

The purchase price allocation has been prepared on a preliminary basis, and changes are expected when the appraisals are completed and additional information becomes available.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Star Gas Propane, L.P. acquisition had been completed October 1, 2003 and 2004, the beginning of the 2004 and 2005 fiscal years. Star Gas Propane, L.P. meets the criteria of a significant subsidiary. Pro forma information is not presented for other acquisitions as they do not qualify as significant subsidiaries. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, customers’ accounts amortization expense and depreciation expense. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisitions had occurred on October 1, 2003 and 2004 or that will be obtained in the future.

	Three month period ended		Nine month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$173,602	$119,528	$904,217	$675,746
Net income (loss)	(24,119)	(24,314)	32,816	18,433
Non-managing general partners’ interest in net income (loss)	$(339)	$(110)	$5,253	$1,212

Limited partners’ interest in net income (loss)	$(23,780)	$(24,204)	$27,563	$17,221

Pro forma net income (loss) per limited partner unit:
Basic - pro forma	$(0.72)	$(1.05)	$0.91	$0.80
Diluted - pro forma	$(0.72)	$(1.05)	$0.89	$0.78

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Subsequent Events

On July 11, 2005, Inergy announced it has executed an agreement to purchase the membership interests of the entities that own the Stagecoach natural gas storage facility located in Tioga county, New York, for approximately $205 million. Stagecoach is a high performance, multi-cycle natural gas storage facility. In addition to the approximate $205 million purchase price for the in-service Stagecoach facility, Inergy will also purchase the rights to the Phase II expansion project of Stagecoach for $25 million. Inergy intends to fund the approximate $230 million purchase price initially through bank borrowings of approximately $205 million and a $25 million capital contribution from Inergy Holdings, L.P. Inergy expects to finance the $205 million portion of the purchase price with longer-term capital through a combination of equity and debt issuances. In exchange for the $25 million capital contribution, Inergy will issue special units to Inergy Holdings, L.P. The special units will provide for a 12% paid-in-kind return until the Phase II expansion project is complete and operational at which time the special units will convert to common units.

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

Overview

We are a rapidly growing retail and wholesale propane marketing and distribution business. We also own, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996, Inergy has acquired 48 propane businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

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

The purchase price of Star Gas Propane, L.P. approximated $487.7 million, net of cash acquired. In connection with the acquisition, we entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, we, together with our wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). We used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy, L.P. also issued 3,568,139 common units to unrelated third parties to partially fund the acquisition.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Volume. During the three months ended June 30, 2005, we sold 48.6 million retail gallons of propane, an increase of 30.4 million gallons, or 166% over the 18.2 million retail gallons sold during the same three-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the eleven other retail propane companies for which results are only included in the 2004 period subsequent to the date of acquisition.

Acquisition-related volume accounted for approximately 32.2 million gallons of this increase, with this increase partially offset by approximately 1.8 million lesser gallon sales primarily as a result of customer conservation due to higher propane sales prices. Higher selling prices were a result of an approximate 23% higher propane cost per gallon on average for the three months ended June 30, 2005 compared to the same three-month period in 2004.

Wholesale gallons delivered during the three months ended June 30, 2005 were 57.3 million gallons, as compared to 53.7 million gallons during the same three-month period in 2004. This increase was primarily attributable to increased sales volumes to new and existing customers.

Revenues. Revenues in the three months ended June 30, 2005 were $173.6 million, an increase of $103.9 million, or 149%, from $69.7 million during the same three-month period in 2004.

Revenues from retail sales were $106.0 million in the three months ended June 30, 2005 (after elimination of sales to our wholesale operations), an increase of $76.3 million, or 256%, compared to $29.7 million during the same three-month period in 2004. Retail propane revenues accounted for approximately $55.2 million of this increase comprised of an increase of approximately $52.7 million from acquisition-related volume and an increase of approximately $5.6 million as a result of higher selling prices with these increases partially offset approximately $3.1 from the lower sales volumes at our existing locations. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $21.1 primarily due to acquisitions.

Revenues from wholesale sales were $67.6 million in the three months ended June 30, 2005 (after elimination of sales to our retail operations), an increase of $27.6 million, or 69%, compared to $40.0 million during the same three-month period in 2004. Approximately $11.8 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, with the balance of the increase, approximately $15.8 million, the result of volume increases generated in our wholesale operations.

Cost of Product Sold. Retail cost of product sold in the three months ended June 30, 2005 was $60.4 million, an increase of $45.3 million, or 301%, compared to $15.1 million during the same three-month period in 2004. Approximately $27.9 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $2.0 million offset by $3.1 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $20.6 million in the three months ended June 30, 2005, an increase of $18.5 million, compared to only $2.1 million in the prior year. The other retail cost of product sales is primarily distillate products which is substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the three months ended June 30, 2005 was $62.6 million, an increase of $24.9 million or 66%, from wholesale cost of product sold of $37.7 million during the same three-month period in 2004. Approximately $10.6 million of this increase was primarily related to the increased average cost of propane in the three months ended June 30, 2005, with the balance of the increase, approximately $14.3 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $12.4 million and $5.6 million in the three months ended June 30, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.0 million and $1.2 million in the three months ended June 30, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $45.6 million in the three months ended June 30, 2005 compared to $14.7 million during the same three-month period in 2004. This increase of approximately $30.9 million was primarily attributable to an increase of approximately $28.3 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $24.8 million of the increase in addition to an increase in margin per gallon at our existing locations which amounted to an increase of approximately $3.7 million. The volume decrease at our existing locations partially offset these increases by approximately $0.2 million. Other retail gross profits increased by approximately $2.6 million with the increase attributable to acquisitions. Wholesale gross profit was $5.0 and $2.3 million, respectively, (after elimination of gross profit attributable to our retail operations) in the three months ended June 30, 2005 and 2004. This increase was primarily attributable to increased margins per gallon, and an increase in volume.

Operating and Administrative Expenses. Operating and administrative expenses increased to $52.1 million in the three months ended June 30, 2005 as compared to $20.0 million in the same three-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $19.0 million, general operating expenses of $9.9 million including insurance, professional services and facility costs, and increased vehicle costs of $3.2 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $13.9 million in the three months ended June 30, 2005 from $5.6 million during the same three-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $9.1 million in the three month period ended June 30, 2005 as compared to $1.4 million during the same three-month period in 2004. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million in the quarter ended March 31, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Net Income (loss). Net loss was $(24.1) million for the three months ended June 30, 2005 compared to the net loss of $(9.8) million in the same three-month period in 2004. The increased net loss was attributable to the greater increase in operating and administrative expenses, depreciation and amortization, and interest expense, offsetting increases in retail and wholesale gross profit, all primarily the result of acquisitions.

EBITDA. For the three months ended June 30, 2005, loss before interest, taxes, depreciation and amortization was $(1.1) million compared to $(2.7) million during the same three-month period in 2004. The increase was primarily attributable to increased sales volumes due to acquisitions partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Three Months Ended June 30,
	2005	2004
	(in thousands)
EBITDA:
Net income (loss)	$(24,119)	$(9,800)
Interest expense, net	9,144	1,443
Provision for income taxes	24	113
Depreciation and amortization	13,865	5,591

EBITDA	$(1,086)	$(2,653)

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Volume. During the nine months ended June 30, 2005, we sold 269.7 million retail gallons of propane, an increase of 152.3 million gallons, or 130% over the 117.4 million retail gallons sold during the same nine-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the eighteen other retail propane companies for which results are only included in the 2004 period subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 168.0 million gallons of this increase, partially offset by approximately 15.7 million lesser gallon sales as a result of customer conservation due to higher propane sales prices and warmer weather. Higher selling prices were a result of an approximate 23% higher propane cost per gallon on average for the nine months ended June 30, 2005 compared to the same nine-month period in 2004 and the weather in our areas of operations was approximately 1% warmer in the nine months ended June 30, 2005 compared to the same period in 2004.

Wholesale gallons delivered during the nine months ended June 30, 2005 was 325.9 million gallons, as compared to 290.1 million gallons during the same nine-month period in 2004. This increase was primarily attributable to increased sales volumes and to a lesser extent, the acquisitions of Star Gas Propane, L.P., and one other retail propane company where wholesale volumes exist.

Revenues. Revenues in the nine months ended June 30, 2005 were $845.5 million, an increase of $465.1 million, or 122%, from $380.4 million during the same nine-month period in 2004.

Revenues from retail sales were $539.3 million in the nine months ended June 30, 2005 (after elimination of sales to our wholesale operations), an increase of $357.6 million, or 197%, compared to $181.7 million during the same nine-month period in 2004. Retail propane revenues accounted for approximately $278.7 million of this increase with approximately $277.4 million of this increase the result of the acquisition-related volume and an increase of approximately $28.2 million the result higher selling prices with these increases partially offset approximately $26.9 million from the lower sales volumes at our existing locations. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $78.9 million primarily due to acquisitions.

Revenues from wholesale sales were $306.2 million in the nine months ended June 30, 2005 (after elimination of sales to our retail operations), an increase of $107.5 million, or 54%, compared to $198.7 million during the same nine-month period in 2004. Approximately $54.7 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, an increase of approximately $14.8 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $38.0 million, the result of volume increases generated in our existing wholesale operations.

Cost of Product Sold. Retail cost of product sold in the nine months ended June 30, 2005 was $302.6 million, an increase of $211.5 million, or 232%, compared to $91.1 million during the same nine-month period in 2004. Approximately $150.4 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $19.6 million partially offset by $13.1 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $59.6 million in the nine months ended

June 30, 2005, an increase of $54.6 million compared to only $5.0 million in the prior year. The other retail cost of product sales is primarily distillate products which is substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the nine months ended June 30, 2005 was $291.1 million, an increase of $106.3 million or 58%, from wholesale cost of product sold of $184.8 million during the same nine-month period in 2004. Approximately $54.8 million of this increase was primarily related to the increased average cost of propane in the nine months ended June 30, 2005, an increase of $13.5 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $38.0 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $32.1 million and $16.5 million in the nine months ended June 30, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $7.6 million and $3.3 million in the nine months ended June 30, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $236.7 million in the nine months ended June 30, 2005 compared to $90.6 million during the same nine-month period in 2004. This increase of approximately $146.1 million was primarily attributable to an increase of approximately $122.0 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $127.0 million of the increase as well as an increase in margin per gallon at our existing locations which amounted to an increase of approximately $8.6 million. The volume decrease at our existing locations discussed above partially offset these increases by approximately $13.6 million. The remaining $24.1 million increase is a result of an increase in other retail product sales attributable to acquisitions. Wholesale gross profit was $15.1 and $13.8 million, respectively, (after elimination of gross profit attributable to our retail operations) in the nine months ended June 30, 2005 and 2004. This $1.3 million increase is primarily attributable to two retail acquisitions with wholesale operations as discussed above, and to a lesser extent, increased gross margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $146.1 million in the nine months ended June 30, 2005 as compared to $60.5 million in the same nine-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $50.9 million, general operating expenses of $25.3 million including insurance, professional services and facility costs, and increased vehicle costs of $9.4 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $35.1 million in the nine months ended June 30, 2005 from $15.3 million during the same nine-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $23.0 million in the nine month period ended June 30, 2005 including amortization of deferred financing costs of $1.3 million as compared to $5.8 million during the same nine-month period in 2004 which included amortization of deferred financing costs of $1.2 million. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In December 2004, a charge of $7.0 million was recorded as a result of the write-off of deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make whole payment which was recorded as a charge to earnings in the quarter ended March 31, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million in the quarter ended March 31, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Net Income. Net income increased to $41.8 million for the nine months ended June 30, 2005 from $5.0 million in the same nine-month period in 2004. The increase in net income was attributable to the increase in retail gross profit together with the non-recurrence of the make whole premium charge in the 2004 period, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions.

EBITDA. For the nine months ended June 30, 2005, income before interest, taxes, depreciation and amortization was $107.3 million compared to $44.4 million during the same nine-month period in 2004. The increase was primarily attributable to increased sales volumes due to acquisitions partially offset by an increase in operating and administrative expenses. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. EBITDA, as we define it, may not be comparable to EBITDA or similarly titled measures used by other corporations or partnerships.

	Nine Months Ended June 30,
	2005	2004
	(in thousands)
EBITDA:
Net income	$41,842	$4,992
Interest expense, net	23,018	5,810
Write-off of deferred financing costs	6,990	1,216
Make whole premium charge	—	17,949
Swap Value Received	—	(949)
Provision for income taxes	358	164
Depreciation and amortization	35,094	15,267

EBITDA	$107,302	$44,449

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

In January 2005, the underwriters of the December 2004 4,400,000 common unit offering exercised their over-allotment provision and we issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under our credit agreement.

Cash flows provided by operating activities of $80.0 million in the nine months ended June 30, 2005 consisted primarily of: net income of $41.8 million, net non-cash charges of $45.5 million relating to depreciation and amortization of $35.1 million, $7.0 million in write-offs of deferred financing costs related to the repayment of the previously existing credit agreement and 364-day credit facility and $3.4 million of other non-cash charges; and a decrease in cash flows of $7.3 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable and inventories due to acquisition-related growth, the seasonal nature of the business and increased wholesale volumes, an increase in net assets from price risk management activities, offset by a decrease in customer deposits as a result of acquisition-related activity and a decrease in accounts payable due to greater propane purchases due to increased size. Cash flows provided by operating activities of $49.6 million in the same nine-month period in 2004 consisted primarily of: net income of $5.0 million, net non-cash charges of $36.2 million relating to depreciation and amortization of $15.3 million, a make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and other net non-cash charges of $3.0 million; and an increase in cash flows of $8.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities. The source of cash associated with the changes in operating assets and liabilities is primarily due to an increase in accounts payable and a reduction in inventory, partially offset by an increase in accounts receivable and prepaid expenses and other current assets, and a decrease in customer deposits. These changes are attributable to the seasonal nature of the business and our retail and wholesale growth.

Cash used in investing activities was $611.6 million in the nine months ended June 30, 2005 as compared to $65.1 million in the same nine-month period in 2004. The nine months ended June 30, 2005 investing activities included a use of cash of $588.9 million, net of cash acquired for the acquisition of three retail propane companies, including Star Gas Propane, L.P. Investing activities during the same nine-month period in 2004 included a use of cash of $56.7 million for the acquisitions of EOTT Energy, L.P.’s west coast NGL business and fourteen retail propane companies. Additionally, in the nine months ended June 30, 2005 and 2004, we expended $25.0 million and $10.0 million, respectively for additions of property, plant and equipment to accommodate our growing operations, and we expended $0.4 million and less than $0.1 million for deferred acquisition costs for prospective acquisitions. Proceeds from sale of property, plant and equipment of $2.7 million and $1.6 million were received in the nine months ended June 30, 2005 and 2004, respectively.

Cash provided by financing activities was $550.4 million in the nine months ended June 30, 2005 and $20.1 million in the same nine-month period in 2004. Cash provided (used) by financing activities in the nine months ended June 30, 2005 and the nine months ended June 30, 2004 included net borrowings of $391.0 million and net payments of $(19.0) million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the issuance of our senior unsecured notes. In addition, net proceeds were received from the issuance of common units of $230.1 million, and $83.3 million in the nine months ended June 30, 2005 and 2004, respectively. Contributions from non-managing general partner of $1.8 million were received in the nine months ended June 30, 2004. Offsetting these cash sources were $47.9 million and $27.2 million of distributions in the nine months ended June 30, 2005 and 2004, respectively. Deferred financing costs of $22.8 million and $0.9 million were incurred in the nine months ended June 30, 2005 and the nine months ended June 30, 2004, respectively, related to debt incurred to complete the acquisitions. Additionally, in the nine months ended June 30, 2004, the early repayment of our senior secured notes resulted in a make whole premium payment to the lenders in the amount of $17.9 million.

The following table summarizes our long-term debt and operating lease obligations as of June 30, 2005 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt	$856,159	$42,336	$75,120	$166,314	$572,389
Future minimum lease payments under noncancelable operating leases	16,474	5,520	6,295	2,723	1,936
Standby letters of credit	14,460	11,586	2,174	700	—

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the nine months ended June 30, 2005 and the same nine-month period in 2004 where settlement has not yet occurred (in thousands of dollars):

	Nine Months Ended
	June 30, 2005	June 30, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Initial recorded value of new contracts entered into during the period	—	2,723
Net unrealized gain/(loss) acquired through acquisition during the period	1,881	—
Change in fair value of contracts attributable to market movement during the year	9,627	(4,054)
Realized (gains)/losses recognized	(2,655)	907

Net unrealized gains in fair value of contracts outstanding at June 30, 2005	$2,227	$2,680

Of the outstanding unrealized gain as of June 30, 2005, all contracts had a maturity of less than one year.

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

This credit agreement accrues interest at either prime rate or Eurodollar plus applicable spreads, resulting in interest rates of 5.76% to 7.25% at June 30, 2005. At June 30, 2005, borrowings outstanding under the credit facility were $100.8 million, including $8.5 million outstanding under the revolving working capital facility. Of the entire outstanding credit facility balance of $100.8 million, $97.3 million is classified as long term in the accompanying June 30, 2005 consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2005, we had floating rate obligations totaling approximately $100.8 million for amounts borrowed under our credit agreement and an additional $100.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

In the quarter ending March 2005, we entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every six months. In exchange, we are required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. We recognized the approximate $0.8 million increase in the fair market value of the related senior unsecured notes at June 30, 2005 with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other assets.

If the floating rate were to increase by 100 basis points from June 2005 levels, our interest expense would increase by a total of approximately $2.0 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of June 30, 2005 and 2004 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of June 30, 2005 and September 30, 2004 include fixed price payor for 8.8 million and 4.9 million barrels of propane, respectively, and fixed price receiver for 9.6 million and 6.5 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of June 30, 2005, and September 30, 2004 was assets of $6.7 million and $23.0 million, respectively, and liabilities of $4.5 million and $29.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.2 million in the market value of the contracts as there were approximately 2.7 million gallons of net unbalanced positions at June 30, 2005.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2005. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

A federal securities class action was filed in October 2004 against Star Gas Partners, L.P. and certain of its executive officers (“Star Defendants”) in the United States District Court for the District of Connecticut. The allegations are that Star Gas Defendants purportedly violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5. Following the initiation of this claim, 17 additional class action complaints were filed including White v. Star Gas, et al,, which was filed in October 2004 in the United States District Court for the District of Connecticut. Star Gas Propane, L.P. was named as a defendant in the White case. The Court ruled on April 8, 2005 that the cases should be consolidated and it appointed lead counsel to prepare a Consolidated Amended Complaint. On June 20, 2005 the Consolidated Amended Complaint was filed. The Consolidated Amended Complaint did not name Star Gas Propane, L.P. as a defendant.

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

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: August 9, 2005	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)