Form 10-K/A
period 2005-09-30
INERGY L P
filed 2005-12-14
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment is to file revised Exhibit 23.1, which is the consent of our independent registered public accounting firm. The only changes to the exhibit are to correct typographical errors and to include the date on which the consent was delivered that was inadvertently omitted from the exhibit as originally filed on December 12, 2005 with our Annual Report on Form 10-K.

Rule 12b-15 under the Securities Exchange Act of 1934 provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with our Annual Report on Form 10-K on December 12, 2005, are therefore also included as Exhibits 31.1 and 31.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

By:	Inergy GP, LLC (its managing partner)

By:	/s/ John J. Sherman
John J. Sherman, President

Date: December 14, 2005