Form 10-Q
period 2005-12-31
INERGY L P
filed 2006-02-09
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The following units were outstanding at February 1, 2006:

Common Units	35,311,329
Senior Subordinated Units	3,821,884
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (Unaudited)	September 30, 2005
	(In Thousands)
Assets

Current assets:
Cash	$26,423	$9,500
Accounts receivable, less allowance for doubtful accounts of $3,148 and $2,356 at December 31, 2005 and September 30, 2005, respectively	212,019	94,876
Inventories	95,732	117,812
Assets from price risk management activities	46,593	58,356
Prepaid expenses and other current assets	12,393	22,674

Total current assets	393,160	303,218

Property, plant and equipment
Land and buildings	170,586	156,823
Office furniture and equipment	18,323	18,088
Vehicles	83,254	68,783
Tanks and plant equipment	652,719	561,080

	924,882	804,774
Less accumulated depreciation	(87,910)	(72,756)

Property, plant and equipment, net	836,972	732,018

Intangible assets:
Customer accounts	161,000	161,000
Covenants not to compete	35,699	30,606
Trademarks	32,845	32,845
Deferred financing costs	18,805	20,444
Deferred acquisition costs	516	725

	248,865	245,620
Less accumulated amortization	(33,347)	(30,972)

Intangible assets, net	215,518	214,648

Goodwill	287,340	249,173

Other assets	3,921	3,187

Total assets	$1,736,911	$1,502,244

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2005 (Unaudited)	September 30, 2005
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$175,713	$104,148
Current portion of long-term debt	76,184	17,931
Customer deposits	60,351	68,567
Accrued expenses	46,016	44,366
Liabilities from price risk management activities	20,748	49,572

Total current liabilities	379,012	284,584

Long-term debt, less current portion	675,694	541,800

Other long-term liabilities	12,926	11,966

Partners’ capital:
Common unitholders (35,311,329 and 34,411,329 units issued and outstanding as of December 31, 2005 and September 30, 2005, respectively)	632,088	623,861
Senior subordinated unitholders (3,821,884 units issued and outstanding as of December 31, 2005 and September 30, 2005, respectively)	12,249	14,276
Junior subordinated unitholders (1,145,084 units issued and outstanding as of December 31, 2005 and September 30, 2005, respectively)	(3,710)	(3,163)
Special unitholders (769,941 units issued and outstanding as of December 31, 2005 and September 30, 2005, respectively)	25,000	25,000
Non-managing general partners and affiliate	3,652	3,920

Total partners’ capital	669,279	663,894

Total liabilities and partners’ capital	$1,736,911	$1,502,244

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Revenue:
Propane	$367,285	$224,476
Other	82,981	32,989

	450,266	257,465

Cost of product sold (excluding depreciation and amortization as shown below)
Propane	285,198	172,643
Other	52,594	20,134

	337,792	192,777

Gross profit	112,474	64,688
Expenses:
Operating and administrative	68,758	34,790
Depreciation and amortization	19,721	8,846

Operating income	23,995	21,052

Other income (expense):
Interest expense, net	(13,143)	(3,469)
Write-off of deferred financing costs	—	(6,990)
Gain (loss) on sale of property, plant and equipment	(388)	173
Finance charges	587	236
Other	78	57

Income before income taxes	11,129	11,059

Provision for income taxes	425	58

Net income	$10,704	$11,001

Partners’ interest information:
Non-managing general partners’ and affiliate’s interest in net income	$3,931	$728

Limited partners’ interest in net income:
Common unit interest	$5,936	$7,584
Senior subordinated unit interest	644	2,224
Junior subordinated unit interest	193	465

Total limited partners’ interest in net income	$6,773	$10,273

Net income per limited partner unit:
Basic	$0.17	$0.41

Diluted	$0.16	$0.40

Weighted average limited partners’ units outstanding:
Basic	40,220	25,310

Diluted	41,492	25,874

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Special Units Capital	Total Partners’ Capital
Balance at September 30, 2005	$623,861	$14,276	$(3,163)	$3,920	$25,000	$663,894
Net proceeds from issuance of common units	24,853	—	—	—	—	24,853
Contribution from employee unit plans	51	—	—	—	—	51
Distributions	(18,161)	(2,189)	(595)	(4,140)	—	(25,085)
Comprehensive income:
Net income	5,936	644	193	3,931	—	10,704
Unrealized loss on derivative instruments, net of reclassification adjustment of $(582)	(4,440)	(481)	(144)	(59)	—	(5,124)
Foreign currency translation	(12)	(1)	(1)	—	—	(14)

Comprehensive income						5,566

Balance at December 31, 2005	$632,088	$12,249	$(3,710)	$3,652	$25,000	$669,279

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Operating activities
Net income	$10,704	$11,001
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	15,352	5,960
Amortization	4,369	2,886
Amortization of deferred financing costs	494	336
Unit-based compensation charges	51	—
Write-off of deferred financing costs	—	6,990
Provision for doubtful accounts	903	186
(Gain) loss on disposal of property, plant and equipment	388	(173)
Net liabilities from price risk management activities	(22,184)	(7,647)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(106,231)	(74,472)
Inventories	40,138	(20)
Prepaid expenses and other current assets	10,839	1,756
Other assets	(2)	105
Accounts payable	53,943	53,046
Accrued expenses	(464)	174
Customer deposits	(18,629)	(10,333)

Net cash used by operating activities	(10,329)	(10,205)

Investing activities
Acquisitions, net of cash acquired	(155,975)	(569,918)
Purchases of property, plant and equipment	(5,285)	(6,039)
Deferred acquisition costs incurred	(113)	(21,673)
Proceeds from sale of property, plant and equipment	929	590

Net cash used in investing activities	(160,444)	(597,040)

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$328,800	$1,240,508
Principal payments on long-term debt	(140,008)	(816,209)
Distributions	(25,085)	(11,053)
Payments for deferred financing costs	(850)	—
Net proceeds from issuance of common units	24,853	212,274

Net cash provided by financing activities	187,710	625,520

Effect of foreign exchange rate changes on cash	(14)	66

Net increase in cash	16,923	18,341
Cash at beginning of period	9,500	2,256

Cash at end of period	$26,423	$20,597

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,466	$2,892

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$4,314	$6,055

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$1,468	$—

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$30,429	$71,316
Property, plant and equipment	116,340	318,151
Intangible assets	4,770	135,828
Goodwill	38,167	124,300
Other assets	732	1,359
Current liabilities	(30,149)	(74,981)
Non-compete liabilities	(4,314)	(6,055)

	$155,975	$569,918

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (“Inergy” or the “Company”) include the accounts of Inergy and its subsidiaries, including Inergy Propane, LLC (“Inergy Propane”) and its subsidiary Inergy Sales and Service Inc. (“Services”), Inergy Acquisition Company, LLC (collectively, the “Operating Companies”) and Inergy Finance Corp.

Inergy Partners, LLC (“Inergy Partners” or the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”), owns the Non-Managing General Partner interest in the Company. Inergy GP, LLC (‘Inergy GP” or the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting our business and managing our operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Pursuant to a Partnership Agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses, incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled approximately $1.8 million and $0.6 million, for the three months ended December 31, 2005 and 2004, respectively, include compensation and benefits paid to officers and employees of Inergy GP and its affiliates.

As of December 31, 2005, Holdings owns an aggregate 10.4% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.1% general partnership interest and a 9.3% limited partnership interest.

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

Basis of Presentation

The financial information contained herein as of December 31, 2005 and for the three-month periods ended December 31, 2005 and 2004 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2005 is not indicative of the results of operations that may be expected for the entire year.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K, as amended, as filed with the Securities and Exchange Commission for the year ended September 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

On the date the derivatives contract is entered into, Inergy designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Inergy documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Inergy uses regression analysis and the dollar offset method to assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Inergy discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, Inergy continues to carry the derivative on the balance sheet at its fair value, and recognizes changes in the fair value of the derivative through current period earnings.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available. These derivatives are recorded at fair value on the balance sheets as price risk

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

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

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged are carried at the lower-of-cost or market.

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

Expense Classification

Cost of products sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of products sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales but are not included in cost of product sold. These amounts were $11.6 million and $5.9 million for the three months ended December 31, 2005 and 2004, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or on a first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost or market determined by using the average-cost method unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at December 31, 2005 and September 30, 2005 amount to $31.4 million and $85.8 million, respectively.

Inventories consist of (in thousands):

	December 31, 2005	September 30, 2005
Propane gas and other liquids	$83,777	$110,085
Appliances, parts and supplies	11,955	7,727

	$95,732	$117,812

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including covenants not to compete, customer accounts, trademarks, deferred financing costs and deferred acquisition costs. Covenants not to compete, customer accounts and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing, most of which relate to the acquisitions completed subsequent to quarter end.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2-10
Deferred financing costs	1-10
Customer accounts	15
Trademarks	-

Trademarks have been assigned an indefinite economic life and are thereafter not being amortized. However, they are subject to an annual impairment evaluation.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of common and subordinated units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the weighted average number of common and subordinated units outstanding and the effect of dilutive units, including the Special Units and unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive net income per limited partner unit (in thousands, except per unit data):

	Three Months Ended December 31,
	2005	2004
Numerator:
Net income	$10,704	$11,001
Less: Non-Managing General Partner’s interest in net income	3,931	728

Limited partners’ interest in net income – basic and diluted	$6,773	$10,273

Denominator:
Weighted average limited partners’ units outstanding – basic	40,220	25,310
Effect of dilutive units	1,272	564

Weighted average limited partners’ units outstanding – dilutive	41,492	25,874

Net income per limited partner unit:
Basic	$0.17	$0.41

Diluted	$0.16	$0.40

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date. The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the three months ended December 31, 2005 was not significant.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provisions of SFAS No. 123(R) to unit-based employee compensation for the three months ended December 31, 2004. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period.

Three Months Ended December 31, 2004
(in thousands, except per unit data)
Net income as reported	$11,001
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	64

Pro forma net income	$10,937

Deduct: Non-managing general partners’ interest in net income (loss)	$728

Pro forma limited partners’ interest in net income for the three months ended December 31, 2004	$10,209

Net income per limited partner unit:
Basic – as reported	$0.41

Basic – pro forma	$0.40

Diluted – as reported	$0.40

Diluted – pro forma	$0.39

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 7 for disclosures related to Inergy’s propane and midstream segments.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 does not have a material effect on the Company’s consolidated financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”) eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS 153 shall be applied prospectively. The adoption of SFAS 153 does not have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

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

EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Credit agreement	$316,500	$126,800
Senior unsecured notes	421,885	423,352
Obligations under noncompetition agreements and notes to former owners of businesses acquired	13,493	9,579

	751,878	559,731
Less current portion	76,184	17,931

	$675,694	$541,800

The Company’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). At December 31, 2005 and September 30, 2005, the balance outstanding under the Credit Agreement included $45.9 million and $20 million, respectively, under the Working Capital Facility. Additionally, at December 31, 2005, the Company had $36.6 million borrowed under the Acquisition Facility for working capital purposes. The prime rate and LIBOR plus the applicable spreads were between 6.12% and 7.50% at December 31, 2005, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $83.0 million and $276.2 million at December 31, 2005 and September 30, 2005, respectively. See Note 8.

At December 31, 2005, the Company was in compliance with all of its debt covenants.

Note 4 – Business Acquisitions

For the quarter ended December 31, 2005, Inergy closed three acquisitions including Atlas Gas Products Inc., Dowdle Gas, and Graeber Brothers Inc. during the first week of October. The aggregate purchase price for these acquisitions, net of cash acquired was $155.1 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis and changes may occur when additional information becomes available.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through December 31, 2005.

The purchase price allocation of Stagecoach has been prepared on a preliminary basis, and changes may occur when additional information becomes available.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Partner’s Capital

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of $24.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the Credit Agreement.

Quarterly Distributions of Available Cash

On November 14, 2005, a quarterly distribution of $0.52 per limited partner unit was paid to unitholders of record on November 7, 2005 with respect to the fourth fiscal quarter of 2005, which totaled $25.1 million. Inergy will distribute $0.53 per limited partner unit on February 14, 2006 to unitholders of record on February 7, 2006 for a total distribution of $25.9 million with respect to its first fiscal quarter of 2006.

On November 12, 2004, a quarterly distribution of $0.425 per limited partner unit was paid to its unitholders of record on November 5, 2004 with respect to the fourth fiscal quarter of 2004, which totaled $11.1 million. Inergy distributed $0.475 per limited partner unit on February 14, 2005 to unitholders of record on February 7, 2005, for a total distribution of $17.6 million with respect to its first fiscal quarter of 2005.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane and distillates at fixed prices with suppliers. At December 31, 2005, the total of these firm purchase commitments was approximately $219.2 million. The Company also enters into agreements to purchase quantities of liquid propane and distillates at variable prices with suppliers at future dates at the then prevailing market prices. At December 31, 2005, the quantity of these variable purchase commitments was approximately 307.1 million gallons.

At December 31, 2005, Inergy was contingently liable for letters of credit outstanding totaling $25.5 million, which guarantee various transactions.

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

To the extent they have not already been paid, certain employees are entitled to receive up to $1.7 million in aggregate of bonus payments at the end of the subordination periods of the Junior and Senior Subordinated Units. As these amounts will only become due if the employees remain employed by Inergy, no amount has been accrued at December 31, 2005.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and provide marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas liquids, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three months ended December 31, 2005 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Revenues, gross profit, identifiable assets and goodwill for each of Inergy’s reportable segments are presented below. Certain reclassifications have been made to the prior period information to conform to the current period presentation.

The following segment information is presented in thousands of dollars:

	Three Months Ended December 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail Propane revenues	$237,399	$—	$—	$237,399
Wholesale propane revenues	124,653	5,232	—	129,885
Storage, fractionation and other midstream revenues	—	33,775	(179)	33,596
Transportation revenues	2,662	—	—	2,662
Propane-related appliance sales revenues	8,178	—	—	8,178
Retail service revenues	5,406	—	—	5,406
Rental service and other revenues	5,034	—	—	5,034
Distillate revenues	28,106	—	—	28,106
Gross profit	101,759	10,715	—	112,474
Identifiable assets	293,455	14,296	—	307,751
Goodwill	264,316	23,024	—	287,340

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended December 31, 2004
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail Propane revenues	$119,245	$—	$—	$119,245
Wholesale propane revenues	99,053	6,178	—	105,231
Storage, fractionation and other midstream revenues	—	11,415	—	11,415
Transportation revenues	2,508	—	—	2,508
Propane-related appliance sales revenues	2,241	—	—	2,241
Retail service revenues	3,128	—	—	3,128
Rental service and other revenues	2,302	—	—	2,302
Distillate revenues	11,395	—	—	11,395
Gross profit	61,566	3,122	—	64,688
Identifiable assets	220,096	13,708	—	233,804
Goodwill	202,427	—	—	202,427

Note 8 – Subsequent Events

On January 10, 2006, Inergy announced it has executed an agreement to purchase the assets of Propane Gas Service, Inc. located in South Windsor, CT, which delivers propane to approximately 10,000 customers in the northeast United States market.

On January 11, 2006 Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8 1/4% senior unsecured notes due 2016 in a private placement to eligible purchasers. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, as amended, of Inergy, L.P. for the fiscal year ended September 30, 2005.

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

Overview

We are a rapidly growing retail and wholesale propane, supply, marketing and distribution business. We also own and operate a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through December 31, 2005, Inergy has acquired 52 companies, 50 propane companies and 2 midstream businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

In October 2005, we acquired Atlas Gas Products, Dowdle Gas, Inc., and Graeber Brothers Inc. for a total purchase price of $155.1 million, net of cash acquired. The operating results for these entities are included in our consolidated results of operations from the dates of acquisition.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season, have a significant effect on our financial performance. As a result, operating income is highest during the period of October through March. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

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

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Volume. During the three months ended December 31, 2005, we sold 125.1 million retail gallons of propane, an increase of 51.8 million gallons, or 71% over the 73.3 million retail gallons sold during the same three-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. (“Star Gas”) and the October 2005 acquisition of Dowdle Gas Inc. (“Dowdle”), as well as the impact from the seven other retail propane companies for which results are only included in the 2004 and 2005 periods subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 56.9 million gallons of this increase. Offsetting the acquisition-related volume increase as well as the colder weather experienced in the 2005 period was a decline in the volume sales at existing locations due to customer conservation as a result of an approximate 22% increase in the average cost of propane in the 2005 period over the 2004 period. Weather was approximately 6% colder in our comparable areas of operations in the three months ended December 31, 2005 as compared to the same period in 2004.

Wholesale gallons delivered during the three months ended December 31, 2005 were 127.5 million gallons, as compared to 125.2 million gallons during the same three-month period in 2004.

Revenues. Revenues for the three months ended December 31, 2005 were $450.3 million, an increase of $192.8 million, or 75%, from $257.5 million during the same three-month period in 2004.

Revenues from retail propane sales were $237.4 million for the three months ended December 31, 2005, an increase of $118.2 million, or 99%, from $119.2 million from the same three-month period in 2004. This increase was primarily the result of $107.0 million of sales related to the Star Gas, Dowdle and other acquisitions together with an increase of approximately $19.9 million due to higher selling prices of propane, which was driven by higher cost per gallon of propane. These increases were partially offset by an $8.7 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $129.9 million for the three months ended December 31, 2005, an increase of $24.7 million or 23%, from $105.2 million from the same three-month period in 2004. Approximately $22.3 million of this increase was attributable to the higher cost of propane, approximately $0.6 million was attributable to acquisition-related volume, and $1.8 million was attributable to volume increases generated in our wholesale propane operations. The higher selling price in our wholesale division resulted primarily from the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $49.4 for the three months ended December 31, 2005, an increase of $27.8 million or 129% from $21.6 million during the same three-month period in 2004. This increase was primarily due to the Star Gas and Dowdle acquisitions, which contributed approximately $19.3 million and $4.7 million of this increase, respectively.

Revenues from storage, fractionation and other midstream activities were $33.6 million for the three months ended December 31, 2005, an increase of $22.2 million or 195% from $11.4 million from the same three-month period in 2004. Approximately $13.8 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutene. Approximately $8.4 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the three months ended December 31, 2005 was $161.7 million, an increase of $92.2 million or 133%, from $69.5 million during the same three-month period in 2004. Approximately $65.9 million of this increase was the result of increased volumes from acquisitions, approximately $15.8 million of the increase was attributable to the higher average cost of propane in addition to an increase of $16.1 million due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed below). These increases were partially offset by approximately $5.6 million less cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $16.1 million non-cash charge results primarily from a decrease in the market price of propane and the delivery of propane under contract to the retail customers in the quarter ended December 31, 2005 since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the three months ended December 31, 2005 was $123.5 million, an increase of $20.4 million or 20%, from $103.1 million from the same three-month period in 2004. Approximately $18.1 million of this increase was a result of the higher average cost of product, approximately $0.5 million of this increase was a result of acquisition-related volume, and approximately $1.8 million of this increase was the result of higher volumes experienced in our wholesale propane areas of operations.

Other retail cost of product was $29.3 million for the three months ended December 31, 2005, an increase of $17.7 million from $11.6 million from the same three-month period in 2004. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $23.3 million for the three months ended December 31, 2005, an increase of $14.7 million, or 171%, from $8.6 million from the same three-month period in 2004. Approximately $12.8 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutane at the West Coast NGL operations, and the balance was due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $8.7 million and $4.5 million for the three months ended December 31, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $2.9 million and $1.4 million for the three months ended December 31, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $75.7 million for the three months ended December 31, 2005 compared to $49.7 million in the same three-month period in 2004, an increase of $26.0 million, or 52%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions, which accounted for approximately $41.1 million of the increase, as well as an increase in margin per gallon, which resulted in an increase of approximately $4.1 million. The increase in margin per gallon was primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane. These increases were partially offset by lower retail propane gross profit of approximately $3.1 million at our existing locations as a result of lower volume sales discussed above. Additionally, the increase was reduced by the $16.1 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $6.4 million for the three months ended December 31, 2005 compared to $2.1 million in the same three-month period in 2004, an increase of $4.3 million or 205%. Approximately $4.2 million of this increase was a result of increased margin per gallon from our existing business, with the balance of the increase attributable to acquisition-related volume.

Other retail gross profit was $20.1 million for the three months ended December 31, 2005 compared to $10.0 million in the same three-month period in 2004, an increase of $10.1 million, or 101%. This increase was due primarily to acquisition-related volume.

Fractionation, storage, and other midstream gross profit was $10.3 million for the three months ended December 31, 2005 compared to $2.8 million in the same three-month period in 2004, an increase of $7.5 million, or 268%. This increase was due primarily to $6.7 million of acquisition-related volume and $0.8 million due to increased volumes and margins to existing customers.

Operating and Administrative Expenses. Operating and administrative expenses increased to $68.8 million in the three months ended December 31, 2005 as compared to $34.8 million in the same three-month period in 2004. This increase in our operating and administrative expenses was primarily attributable to increases in personnel expenses of $18.3 million, general operating expenses of $11.6 million including insurance, professional services and facility costs, and increased vehicle costs of $4.1 million. These higher costs were driven primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $19.7 million in the three months ended December 31, 2005 from $8.8 million during the same period in 2004 primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $13.1 million in the three months ended December 31, 2005 as compared to $3.5 million during the same period in 2004. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Write-off of Deferred Financing Costs. A charge of $7.0 million was recorded in the three-month period ended December 31, 2004 as a result of the write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. No such charge was recorded in the three months ended December 31, 2005.

Net Income. Net income was $10.7 million for the three months ended December 31, 2005 compared to net income of $11.0 million for the same three-month period in 2004. The slight decrease in net income was attributable to the higher gross profit in the 2005 period being more offset by the $16.1 million non cash derivatives charge discussed above, as well as increases in operating and administrative expenses, depreciation and amortization, and interest expense. The increases in these expense related items were primarily attributable to acquisitions.

EBITDA and Adjusted EBITDA. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. For the three months ended December 31, 2005, EBITDA was $44.0 million compared to $30.4 million during the same three-month period in 2004. The increase was primarily attributable to higher gross profit from increased sales volumes due to acquisitions partially offset by the $16.1 million non-cash charge from derivative contracts discussed above with increases in operating and administrative expenses serving to further partially offset the increase in EBITDA. As indicated in the table below, Adjusted EBITDA represents EBITDA excluding the $16.1 million of non-cash charge on derivative contracts associated with our retail fixed price sales, the gain or loss on the sale of fixed assets and non-cash equity compensation expenses. Adjusted EBITDA was $60.6 million in the quarter ended December 31, 2005 compared to $30.2 million in the quarter ended December 31, 2004. EBITDA and Adjusted EBITDA, should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

	Three Months Ended December 31,
	2005	2004
	(in thousands)
EBITDA:
Net income	$10,704	$11,001
Interest expense, net	13,143	3,469
Write off of deferred financing costs	—	6,990
Provision for income taxes	425	58
Depreciation and amortization	19,721	8,846

EBITDA	$43,993	$30,364

Non-cash loss on derivative contracts	16,141	—
(Gain)/loss on sale of property, plant and equipment	388	(173)
Non-cash compensation expense	51	—

Adjusted EBITDA	$60,573	$30,191

Liquidity and Sources of Capital

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the credit agreement.

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8 1/4 % senior unsecured notes due 2016 in a private placement to eligible purchasers. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility.

Cash flows used in operating activities of $10.3 million in the three months ended December 31, 2005 consisted primarily of the following: net income of $10.7 million, net non-cash charges of $(0.6) million including depreciation and amortization of $19.7 million, $(22.2) million in price risk management activities due to a $16.1 million non-cash charge from derivative contracts associated with retail propane fixed price sales and $1.9 million of other non-cash charges, and a decrease in cash flows of $20.4 million associated with the changes in operating assets and liabilities. Net cash used relating to changes in operating assets and liabilities was primarily due to an increase in accounts receivable due to the seasonal nature of the business offset by a decrease in inventory due to price per gallon decreases as well as utilization of inventory due to the seasonal nature of the business. Cash flows used in operating activities of $10.2 million in the same three-month period in 2004 consisted primarily of the following: net income of $11.0 million, net non-cash charges of $8.5 million relating to depreciation and amortization of $8.8 million, $7.0 million in write-offs of deferred financing costs related to the repayment of the previously existing credit agreement and 364-day facility, net changes of $(7.6) million in price risk management activities and $0.3 million of other non-cash charges; and a decrease in cash flows of $29.7 million associated with the changes in operating assets and liabilities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable due to acquisition-related revenue growth, the seasonal nature of the business and increased wholesale volumes; an increase in net liabilities from price risk management activities, and an increase in customer deposits as a result of acquisition related activity offset by an increase in accounts payable due to propane purchases.

Cash used in investing activities was $160.4 million in the three months ended December 31, 2005 compared to $597.0 million in the same three-month period in 2004. Investing activities for the three months ended December 31, 2005 included a use of cash of $156.0 million, net of cash acquired, primarily for the acquisition of three retail propane companies. Investing activities during the same three-month period in 2004 included a use of cash of $569.9 million, net of cash acquired, for the acquisitions of three retail propane companies, including Star Gas Propane.

Cash provided by financing activities was $187.7 million in the three months ended December 31, 2005 and $625.5 million in the same three-month period in 2004. Cash provided by financing activities in the three months ended December 31, 2005 and the three months ended December 31, 2004 included net borrowings of $188.8 million and $424.3 million, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the issuance of senior unsecured notes in the three months ended December 31, 2004. In addition, net proceeds were received from the issuance of common units of $24.9 million and $212.3 million in the three months ended December 31, 2005 and 2004, respectively. Offsetting these cash sources was $25.1 million and $11.1 million of distributions in the three months ended December 31, 2005 and 2004, respectively.

The following table summarizes our long-term debt and operating lease obligations as of December 31, 2005 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal to be paid on the outstanding long-term debt	$751,878	$76,184	$5,236	$245,997	$424,461
Future minimum lease payments under noncancelable operating leases	$23,246	$6,510	$9,878	$4,552	$2,306
Standby letters of credit	$25,547	$24,657	$700	$190	$—

We believe that anticipated cash from operations and borrowings under existing credit agreements will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Description of Credit Facility

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.12% and 7.50% at December 31, 2005. At December 31, 2005, borrowings outstanding under the Credit Agreement were $316.5 million, including $45.9 million under the Working Capital Facility and $36.6 million borrowed under the Acquisition Facility for working capital purposes. Of the outstanding Credit Agreement balance of $316.5 million, $244 million is classified as long-term in the accompanying consolidated balance sheet as of December 31, 2005. In January, 2006, we issued $200 million aggregate principal amount of 8 1/4 % senior unsecured notes due 2016 in a private placement to eligible purchasers and used the net proceeds to repay outstanding indebtedness under the Acquisition Facility.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2005, we had floating rate obligations totaling approximately $316.5 million for amounts borrowed under our credit agreement and an additional $100 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

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

Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the three months ended December 31, 2005, the Company recognized an approximate $1.5 million decrease in the fair market value of the related senior unsecured notes at December 31, 2005 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $3.1 million at December 31, 2005.

If the floating rate were to fluctuate by 100 basis points from December 2005 levels, our interest expense would change by a total of approximately $4.2 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2005 and 2004 were propane retailers, resellers, energy marketers and dealers.

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

We engage in hedging transactions, including various types of forward contracts, options, swaps and futures contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of December 31, 2005 and September 30, 2005 include fixed price payor for 8.9 million and 12.9 million barrels of propane, respectively, and fixed price receiver for 7.8 million and 14.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of December 31, 2005, and September 30, 2005 was assets of $46.6 million and $58.4 million, respectively, and liabilities of $20.7 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the three months ended December 31, 2005 and the same three-month period in 2004 where settlement has not yet occurred (in thousands of dollars):

	Three Months Ended
	December 31, 2005	December 31, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the period	—	1,881
Net change in inventory exchange contracts	23,063	(85)
Change in fair value of contracts attributable to market movement during the year	(4,004)	4,983
Less: realized gains recognized	1,998	2,031

Net unrealized gains and (losses) in fair value of contracts outstanding at end of period	$25,845	$(1,878)

Of the outstanding unrealized gain as of December 31, 2005, all contracts had a maturity of one year or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.2 million in the market value of the contracts as there were approximately 2.1 million gallons of net unbalanced positions at December 31, 2005.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2005. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements of this Form 10Q is hereby incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Asset Purchase Agreement dated October 4, 2005 between Inergy Propane, LLC, Dowdle Gas, Inc. and certain shareholders of Dowdle Gas.

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 9, 2006	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)