Form 10-Q
period 2006-03-31
INERGY L P
filed 2006-05-10
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at May 1, 2006:

CommonUnits	35,335,085
Senior Subordinated Units	3,821,884
Junior Subordinated Units	1,145,084

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets

Current assets:
Cash	$17,104	$9,500
Accounts receivable, less allowance for doubtful accounts of $2,699 and $2,356 at March 31, 2006 and September 30, 2005, respectively	145,728	94,876
Inventories	48,916	117,812
Prepaid expenses and other current assets	10,655	22,674
Assets from price risk management activities	4,947	58,356

Total current assets	227,350	303,218

Property, plant and equipment
Tanks and plant equipment	650,336	552,548
Land and buildings	169,699	155,335
Vehicles	83,619	66,223
Office furniture and equipment	18,770	17,055
Construction in Process	15,524	13,613

	937,948	804,774
Less accumulated depreciation	(101,504)	(72,756)

Property, plant and equipment, net	836,444	732,018

Intangible assets:
Customer accounts	161,000	161,000
Covenants not to compete	36,530	30,606
Trademarks	32,845	32,845
Deferred financing costs	22,856	20,444
Deferred acquisition costs	690	725

	253,921	245,620
Less accumulated amortization	(38,327)	(30,972)

Intangible assets, net	215,594	214,648

Goodwill	293,621	249,173

Other assets	4,015	3,187

Total assets	$1,577,024	$1,502,244

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In Thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$83,571	$104,148
Accrued expenses	44,857	44,366
Customer deposits	28,488	68,567
Current portion of long-term debt	7,643	17,931
Liabilities from price risk management activities	4,547	49,572

Total current liabilities	169,106	284,584

Long-term debt, less current portion	688,348	541,800

Other long-term liabilities	14,669	11,966

Partners’ capital
Common unitholders (35,331,329 and 34,411,329 units issued and outstanding as of March 31, 2006 and September 30, 2005, respectively)	662,998	623,861
Senior subordinated unitholders (3,821,884 units issued and outstanding as of March 31, 2006 and September 30, 2005)	15,597	14,276
Junior subordinated unitholders (1,145,084 units issued and outstanding as of March 31, 2006 and September 30, 2005)	(2,706)	(3,163)
Special unitholders (769,941 units issued and outstanding as of March 31, 2006 and September 30, 2005)	25,000	25,000
Non-managing general partner and affiliate	4,012	3,920

Total partners’ capital	704,901	663,894

Total liabilities and partners’ capital	$1,577,024	$1,502,244

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Propane	$377,044	$356,232	$744,328	$580,708
Other	87,757	58,196	170,739	91,185

	464,801	414,428	915,067	671,893
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	253,933	243,402	537,704	416,045
Other	59,631	34,513	113,652	54,647

	313,564	277,915	651,356	470,692

Gross profit	151,237	136,513	263,711	201,201
Expenses:
Operating and administrative	57,352	59,187	126,110	93,977
Depreciation and amortization	18,341	12,383	38,062	21,229

Operating income	75,544	64,943	99,539	85,995

Other income (expense):
Interest expense, net	(14,281)	(10,405)	(27,424)	(13,874)
Write-off of deferred financing costs	—	—	—	(6,990)
Gain (loss) on sale of property, plant and equipment	(332)	(73)	(720)	100
Finance charges	848	676	1,435	912
Other	335	94	413	151

Income before income taxes	62,114	55,235	73,243	66,294
Provision for income taxes	285	276	710	334

Net income	$61,829	$54,959	$72,533	$65,960

Partners’ interest information:
Non-managing general partners’ and affiliate’s interest in net income:	$4,894	$5,001	$8,824	$5,798

Limited partners’ interest in net income:
Common unit interest	$49,914	$39,887	$55,846	$46,441
Senior subordinated interest	5,402	8,330	6,050	11,349
Junior subordinated interest	1,619	1,741	1,813	2,372

Total limited partners’ interest in net income:	$56,935	$49,958	$63,709	$60,162

Net income per limited partner unit:
Basic	$1.41	$1.52	$1.58	$2.07

Diluted	$1.40	$1.49	$1.56	$2.03

Weighted average common limited partners’ units outstanding:
Basic
Common units	35,311	26,233	35,282	22,418

Senior subordinated units	3,822	5,479	3,822	5,479

Junior subordinated units	1,145	1,145	1,145	1,145

Diluted	40,760	33,498	40,736	29,645

See accompanying notes to the consolidated financial statements

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partner and Affiliate	Special Units Capital	Total Partners’ Capital
Balance at September 30, 2005	$623,861	$14,276	$(3,163)	$3,920	$25,000	$663,894
Net proceeds from issuance of common units	24,766	—	—	—	—	24,766
Contribution from employee unit plans	111	—	—	—	—	111
Distributions	(36,872)	(4,218)	(1,202)	(8,670)	—	(50,962)
Comprehensive income:
Net income	55,846	6,050	1,813	8,824	—	72,533
Unrealized loss on derivative instruments, net of reclassification adjustments of $(342)	(4,699)	(509)	(153)	(62)	—	(5,423)
Foreign currency translation	(15)	(2)	(1)	—	—	(18)

Comprehensive income						67,092

Balance at March 31, 2006	$662,998	$15,597	$(2,706)	$4,012	$25,000	$704,901

See accompanying notes to the consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Operating activities
Net income	$72,533	$65,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,272	15,008
Amortization	8,790	6,221
Amortization of deferred financing costs	1,055	832
Unit based compensation charges	111	—
Write-off of deferred financing costs	—	6,990
Provision for doubtful accounts	1,033	1,145
(Gain) loss on disposal of property, plant and equipment	720	(100)
Net liabilities from price risk management activities	2,960	(7,304)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(39,174)	(43,539)
Inventories	87,383	49,184
Prepaid expenses and other current assets	12,599	5,837
Other assets	188	—
Accounts payable	(39,844)	(5,215)
Accrued expenses	(1,906)	12,077
Customer deposits	(50,537)	(38,215)

Net cash provided by operating activities	85,183	68,881

Investing activities
Acquisitions, net of cash acquired	(169,837)	(574,949)
Purchases of property, plant and equipment	(14,167)	(20,865)
Deferred acquisition costs incurred	(287)	—
Proceeds from sale of property, plant and equipment	3,995	1,331

Net cash used in investing activities	(180,296)	(594,483)

	Six Months Ended March 31,
	2006	2005
Financing activities
Proceeds from issuance of long-term debt	$644,200	$1,309,000
Principal payments on long-term debt	(510,368)	(937,844)
Distributions	(50,962)	(28,673)
Payments for deferred financing cost	(4,901)	(22,830)
Net proceeds from issuance of common units	24,766	230,171

Net cash provided by financing activities	102,735	549,824

Effect of foreign exchange rate changes on cash	(18)	51

Net increase in cash	7,604	24,273
Cash at beginning of period	9,500	2,256

Cash at end of period	$17,104	$26,529

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$24,843	$5,207

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$5,131	$6,055

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$3,726	$(2,746)

Distributions declared to be paid subsequent to March 31, 2005	$—	$(19,244)

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$31,778	$71,316
Property, plant and equipment	124,247	318,151
Intangible assets	5,602	135,828
Goodwill	44,448	129,781
Other assets	732	1,359
Current liabilities	(31,839)	(75,431)
Non-compete liabilities	(5,131)	(6,055)

	$169,837	$574,949

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

Inergy Partners, LLC (“Inergy Partners” or the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”), owns the Non-Managing General Partner interest in the Company. Inergy GP, LLC (“Inergy GP” or the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting the Company’s business and managing its operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

Pursuant to a Partnership Agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled approximately $1.8 million and $0.5 million for the three months ended March 31, 2006 and 2005, and $3.6 million and $1.1 million for the six month periods ended March 31, 2006 and 2005, respectively, include compensation and benefits paid to officers and employees of Inergy GP and its affiliates.

As of March 31, 2006, Holdings owns an aggregate 10.4% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.1% general partnership interest and a 9.3% limited partnership interest.

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

Basis of Presentation

The financial information contained herein as of March 31, 2006 and for the three-month and six-month periods ended March 31, 2006 and 2005 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2006 are not indicative of the results of operations that may be expected for the entire year.

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

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS 133 and hedge the fair value of certain of its inventory positions, whereby the hedge inventory is marked to market. Inventories purchased under energy contracts and not otherwise designated as being hedged are carried at the lower-of-cost or market.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales but are not included in cost of product sold. These amounts were $21.8 million and $14.3 million for the three months ended March 31, 2006 and 2005, respectively, and $41.4 million and $22.6 million, for the six month periods ended March 31, 2006 and 2005, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane inventories are stated at the lower of cost or market determined by using the average cost method unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at March 31, 2006 and September 30, 2005 amount to $7.8 million and $85.8 million, respectively. Inventories for facility and midstream operations are stated at the lower of cost or market determined using the first-in-first out method.

Inventories consist of (in thousands):

	March 31, 2006	September 30, 2005
Propane gas and other liquids	$36,253	$110,085
Appliances, parts and supplies	12,663	7,727

	$48,916	$117,812

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including covenants not to compete, customer accounts, trademarks, deferred financing costs and deferred acquisition costs. Covenants not to compete, customer accounts and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2-10
Deferred financing costs	1-10
Customer accounts	15
Trademarks	—

Trademarks have been assigned an indefinite economic life and are not being amortized. However, they are subject to an annual impairment evaluation.

Income Per Unit

The Company has reevaluated the application of earnings per share guidance, including the provisions of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method under FASB Statement No. 128” and has concluded that its historical calculation is an appropriate application of that guidance. The Company calculates basic net income per unit by dividing net income, after considering the Non-Managing General Partner’s interest, including priority distributions, and the subordinated unitholder’s interest, by the weighted average number of limited partner units outstanding. Basic net income per unit is calculated for subordinated units by dividing the earnings allocated to each class of subordinated units by the weighted average number of units outstanding. Under this method, the calculation of net income per unit reflects an allocation of earnings to each class of units that is consistent with the partnership agreement’s treatment of the respective classes’ capital accounts. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the sum of (a) weighted average number of common units, (b) the additional common units that would be issued assuming the subordinated units were converted to common units, and (c) the effect of other dilutive units.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per limited partner unit (in thousands, except per unit data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income	$61,829	$54,959	$72,533	$65,960
Less: Non-Managing General Partner’s interest in net income	4,894	5,001	8,824	5,798

Limited partners’ interest in net income – diluted	$56,935	$49,958	$63,709	$60,162
Less: Senior subordinated interest in net income	5,402	8,330	6,050	11,349
Less: Junior subordinated interest in net income	1,619	1,741	1,813	2,372

Common unit interest in net income – basic	$49,914	$39,887	$55,846	$46,441

Denominator:

Weighted average common units outstanding – basic	35,311	26,233	35,282	22,418
Effect of converting senior subordinated units	3,822	5,479	3,822	5,479
Effect of converting junior subordinated units	1,145	1,145	1,145	1,145
Effect of dilutive units	482	641	487	603

Weighted average limited partners’ units outstanding – dilutive	40,760	33,498	40,736	29,645

Net income per limited partner unit:
Basic	$1.41	$1.52	$1.58	$2.07
Diluted	$1.40	$1.49	$1.56	$2.03

Net income per limited partner unit for the senior subordinated units and the junior subordinated units was the same as net income per common limited partner unit for all periods presented.

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

Inergy’s managing general partner sponsors the Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,735,100 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units my be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into common units.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of October 1, 2005. The compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date and was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after October 1, 2005 using the attribution method that was used under SFAS 123.

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the six months ended March 31, 2006 was not significant. The implementation of SFAS 123(R) did not significantly impact earnings per share or cash flows from operations for the periods presented.

The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provision of SFAS No. 123(R) to unit-based employee compensation for the three and six months ended March 31, 2005. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in thousands, except per unit data).

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income as reported	$54,959	$65,960
Deduct: Total unit-based employee compensation expense determined under fair value method of all awards	63	127

Pro forma net income	$54,896	$65,833

Deduct: Non-managing general partners’ interest in net income (loss)	$5,001	$5,798

Pro forma limited partners’ interest in net income for the three and six months ended March 31, 2005	$49,895	$60,035

Net income per limited partner unit:
Basic – as reported	$1.52	$2.07

Basic – pro forma	$1.52	$2.07

Diluted – as reported	$1.49	$2.03

Diluted – pro forma	$1.49	$2.03

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to the vesting provisions of the Subordination Period. In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after June 30, 2006 for the Senior Subordinated Units and June 30, 2008 for the Junior Subordinated Units in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the common units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. On August 13, 2004, 1,656,684 Senior Subordinated Units were converted. Prior to the end of the Subordination Period, 286,272 Junior Subordinated Units will convert to common units after June 30, 2006 and 286,272 Junior Subordinated Units will convert to common units after June 30, 2007, if distributions of Available Cash on the common units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to common units. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at March 31, 2006.

The weighted-average remaining contract life for options outstanding at March 31, 2006 is approximately seven years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the share options with remaining terms equal to the expected of the share options.

Expected volatility	.167
Distribution yield	8.17%
Expected life of option in years	5
Risk-free interest rate	4.6%

A summary of Inergy’s unit option activity for the six months ended March 31, 2006 is as follows:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 30, 2005	1,112,564	$14.87
Granted	6,500	26.36
Exercised	—	—
Forfeited	(20,000)	(19.43)

Outstanding at March 31, 2006	1,099,064	$14.85	6.8

Exercisable at March 31, 2006	—	—	—

The weighted average grant-date fair value of options granted as of March 31, 2006 was $1.56. The aggregate intrinsic value of options outstanding at March 31, 2006 was $13.1 million. There were no options exercisable at March 31, 2006. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $26.75 on March 31, 2006, and the exercise price multiplied by the number of options outstanding.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Units

A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. The compensation committee may make grants of restricted units to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a change in control of the managing general partner of Inergy. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

The Company intends the restricted units to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and Inergy will receive no cash remuneration for the units.

On March 20, 2006, the compensation committee granted 20,000 restricted units. These restricted units vest over a three year period beginning three years from the grant date, subject to the achievement of certain specified performance objectives. Failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. The Company recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $27.09 on the date of grant.

The compensation expense recorded by the Company related to these restricted stock awards was not significant for the quarter ended March 31, 2006.

As of March 31, 2006, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans. That cost is expected to be recognized over a period of 5 years. The total fair value of shares vested as of March 31, 2006 was $1.0 million.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 7 for disclosures related to Inergy’s propane and midstream segments.

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

EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Credit agreement	$64,200	$126,800
Senior unsecured notes	619,627	423,352
Obligations under noncompetition agreements and notes to former owners of business acquired	12,164	9,579

	695,991	559,731
Less current portion	7,643	17,931

	688,348	$541,800

The Company’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). At March 31, 2006 and September 30, 2005, the balance outstanding under the Credit Agreement included $14.2 million and $20 million, respectively, under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 6.61% and 8.25% at March 31, 2006, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $325.6 million and $276.2 million at March 31, 2006 and September 30, 2005, respectively.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary, Inergy Finance Corporation, issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to the existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

During the quarter ending March 2005, the Company entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy, L.P. is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the six months ended March 31, 2006, the Company recognized an approximate $3.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $5.4 million at March 31, 2006.

At March 31, 2006, the Company was in compliance with all of its debt covenants.

Note 4 – Business Acquisitions

During the first week of October 2005, Inergy finalized three acquisitions including Atlas Gas Products, Inc., Dowdle Gas, and Graeber Brothers Inc. In January 2006, Inergy executed an agreement to purchase Propane Gas Service, Inc. located in South Windsor, CT. Additionally, on March 31, 2006, the Company executed an agreement to purchase Delta Gas Company, which is located in Southern Florida. The aggregate purchase price for these acquisitions, net of cash acquired was $169.5 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis and changes may occur when additional information becomes available.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through March 31, 2006.

The purchase price allocation of Stagecoach has been prepared on a preliminary basis, and changes may occur when additional information becomes available.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Partner’s Capital

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of $24.8 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the Credit Agreement.

On March 23, 2006, the Company completed a shelf registration statement (File No. 333-132287) declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy, L.P. is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. No offerings of partnership securities or debt securities under the shelf registration statement have been made since it was declared effective.

As of March 31, 2006, the Special Units were convertible into 816,830 common units, contingent upon the commercial operation of “Phase II” of the Company’s Stagecoach storage facility.

Quarterly Distributions of Available Cash

On November 14, 2005, a quarterly distribution of $0.52 per limited partner unit was paid to unitholders of record on November 7, 2005 with respect to the fourth fiscal quarter of 2005, which totaled $25.1 million. On February 14, 2006, a quarterly distribution of $0.53 per limited partner unit was paid to unitholders of record on February 7, 2006 with respect to the first fiscal quarter of 2006, which totaled $25.9 million. On April 26, 2006, Inergy declared a distribution of $0.54 per limited partner unit to be paid on May 15, 2006 to unitholders of record on May 8, 2006 for a total distribution of $26.7 million with respect to its second fiscal quarter of 2006.

On February 14, 2005, a quarterly distribution of $.475 per limited partner unit was paid to its unitholders of record on February 7, 2005 with respect to the first fiscal quarter of 2005, which totaled $17.6 million. On March 10, 2005, Inergy declared a distribution of $0.50 per limited partner unit to be distributed on May 13, 2005 to unitholders of record on May 6, 2005, for a total distribution of $19.2 million with respect to second fiscal quarter of 2005. This distribution is reflected in the balance sheet as a distribution payable as of March 31, 2005.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane and distillates at fixed prices with suppliers. At March 31, 2006, the total of these firm purchase commitments was approximately $68.5 million. The Company also enters into agreements to purchase quantities of liquid propane and distillates at variable prices with suppliers at future dates at the then prevailing market prices.

At March 31, 2006, Inergy was contingently liable for letters of credit outstanding totaling $35.2 million, which guarantee various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connections with these proceedings that would have a significant financial impact on its consolidated financial condition or results of operations.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred when using certain assumptions followed in the insurance industry and based on past experience. Using these factors, during the quarter ended March 31, 2006, Inergy reduced its self-insurance reserve by $2.3 million.

To the extent they have not already been paid, certain employees are entitled to receive up to $1.7 million in aggregate of bonus payments at the end of the subordination periods of the Junior and Senior Subordinated Units. As these amounts will only become due if the employees remain employed by Inergy, no amount has been accrued at March 31, 2006.

Note 7 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas liquids, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three and six months ended March 31, 2006 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Revenues, gross profit, identifiable assets and goodwill for each of Inergy’s reportable segments are presented below. The March 31, 2005 segment disclosures have been restated to conform to the current period presentation.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following segment information is presented in thousands of dollars:

	Three Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$274,449	$—	$—	$274,449
Wholesale propane revenues	97,624	4,971	—	102,595
Storage, fractionation and other midstream revenues	—	36,558	(132)	36,426
Transportation revenues	2,174	—	—	2,174
Propane-related appliance sales revenues	5,176	—	—	5,176
Retail service revenues	4,139	—	—	4,139
Rental service and other revenues	5,000	—	—	5,000
Distillate revenues	34,842	—	—	34,842
Gross profit	140,833	10,404	—	151,237
Identifiable assets	182,398	12,233	—	194,631
Goodwill	270,525	23,096	—	293,621

	Three Months Ended March 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$245,143	$—	$—	$245,143
Wholesale propane revenues	102,597	8,492	—	111,089
Storage, fractionation and other midstream revenues	—	10,862	—	10,862
Transportation revenues	2,765	—	—	2,765
Propane-related appliance sales revenues	2,120	—	—	2,120
Retail service revenues	5,128	—	—	5,128
Rental service and other revenues	3,855	—	—	3,855
Distillate revenues	33,466	—	—	33,466
Gross profit	131,754	4,759	—	136,513
Identifiable assets	143,248	9,460	—	152,708
Goodwill	207,908	—	—	207,908

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$511,848	$—	$—	511,848
Wholesale propane revenues	222,276	10,204	—	232,480
Storage, fractionation and other midstream revenues	—	70,333	(311)	70,022
Transportation revenues	4,836	—	—	4,836
Propane-related appliance sales revenues	13,354	—	—	13,354
Retail service revenues	9,546	—	—	9,546
Rental service and other revenues	10,034	—	—	10,034
Distillate revenues	62,947	—	—	62,947
Gross profit	242,592	21,119	—	263,711
Identifiable assets	182,398	12,233	—	194,631
Goodwill	270,525	23,096	—	293,621

	Six Months Ended March 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$364,388	$—	$—	$364,388
Wholesale propane revenues	201,650	14,670	—	216,320
Storage, fractionation and other midstream revenues	—	22,276	—	22,276
Transportation revenues	5,273	—	—	5,273
Propane-related appliance sales revenues	4,361	—	—	4,361
Retail service revenues	8,256	—	—	8,256
Rental service and other revenues	6,158	—	—	6,158
Distillate revenues	44,861	—	—	44,861
Gross profit	193,320	7,881	—	201,201
Identifiable assets	143,248	9,460	—	152,708
Goodwill	207,908	—	—	207,908

Note 8 – Subsequent Events

On April 17, 2006, Inergy announced it has executed an agreement to purchase the assets of Homestead Gas Company, Inc. This combined with the acquisition of Delta Gas Company (see Note 4) added approximately 5,000 customers from three retail locations in the Miami, Homestead and Key Largo, FL areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, as amended, of Inergy, L.P. for the fiscal year ended September 30, 2005.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involves risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a rapidly growing retail and wholesale propane, supply, marketing and distribution business. We also own and operate a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL Fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through March 31, 2006, Inergy has acquired 55 companies, 53 propane companies and 2 midstream businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

In October 2005, we acquired Atlas Gas Products, Dowdle Gas, Inc., and Graeber Brothers Inc. and in January 2006, we purchased Propane Gas Service, Inc. On March 31, 2006, we acquired Delta Gas Company. Acquisitions for the six months ended March 31, 2006 had a total purchase price of $169.5 million, net of cash acquired. The operating results for these entities are included in our consolidated results of operations from the dates of acquisition.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the three months ending March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$464,801	$414,428	$50,373	12.2%
Cost of product sold	313,564	277,915	35,649	12.8%

Gross profit	151,237	136,513	14,724	10.8%
Operating and administrative expenses	57,352	59,187	(1,835)	(3.1)%
Depreciation and amortization	18,341	12,383	5,958	48.1%

Operating income	75,544	64,943	10,601	16.3%
Interest expense, net	(14,281)	(10,405)	(3,876)	37.3%
Loss on sale of property, plant and equipment	(332)	(73)	(259)	354.8%
Finance charges	848	676	172	25.4%
Other	335	94	241	256.4%

Income before income taxes	62,114	55,235	6,879	12.5%
Provision for income taxes	285	276	9	3.3%

Net income	$61,829	$54,959	$6,870	12.5%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ending March 31, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended, March 31,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$274.4	$245.1	$29.3	12.0%	138.9	147.8	(8.9)	(6.0)%
Wholesale propane	102.6	111.1	(8.5)	(7.7)%	114.7	143.3	(28.6)	(20.0)%
Other retail	51.4	47.3	4.1	8.7%	—	—	—	—
Storage, fractionation, and midstream	36.4	10.9	25.5	233.9%	—	—	—	—

Total	464.8	414.4	50.4	12.2%	253.6	291.1	(37.5)	(12.9)%

Volume. During the three months ended March 31, 2006, we sold 138.9 million retail gallons of propane, a decrease of 8.9 million gallons or 6.0% over the 147.8 million retail gallons sold during the same three-month period in 2005. The decrease was principally due to the warmer weather experienced in the 2006 period combined with customer conservation as a result of higher propane cost. Weather was approximately 13% warmer in our comparable areas of operation in the three months ended March 31, 2006 as compared to the same period in 2005 and the average cost of propane increased approximately 19.1% in the 2006 period over the 2005 period. Offsetting these decreases was the acquisition-related volume increase of 26.1 million gallons from the October 2005 acquisition of Dowdle Gas, Inc. and the six other retail propane companies for which results are only included in the 2006 and 2005 periods subsequent to the acquisition. Wholesale gallons delivered during the three months ended March 31, 2006 were 114.7 million gallons, as compared to 143.3 million gallons during the same three-month period in 2005.

Revenues. Revenues for the three months ended March 31, 2006 were $464.8 million, an increase of $50.4 million, or 12.2%, from $414.4 million during the same three-month period in 2005.

Revenues from retail propane sales were $274.4 million for the three months ended March 31, 2006, an increase of $29.3 million, or 12.0%, from $245.1 million from the same three-month period in 2005. This increase was primarily the result of $51.5 million of sales related to acquisitions together with an increase of approximately $46.9 million due to higher selling prices of propane, which was driven by the higher cost per gallon of propane. These increases were partially offset by a $69.1 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $102.6 million for the three months ended March 31, 2006, a decrease of $8.5 million or 7.7%, from $111.1 million from the same three-month period in 2005. Approximately $29.7 million of this decline in revenues was a result of lower volume sales primarily due to the warmer weather experienced in the 2006 period. Offsetting this decrease were increases due to higher wholesale selling prices and acquisition-related volume. The higher selling price in our wholesale division resulted primarily from the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $51.4 million for the three months ended March 31, 2006, an increase of $4.1 million or 8.7% from $47.3 million during the same three-month period in 2005. This increase was primarily due to the recent acquisitions, which contributed approximately $3.1 million of this increase, and the increased selling price of distillates, both partially offset by lesser volumes due primarily to warmer weather and customer conservation.

Revenues from storage, fractionation and other midstream activities were $36.4 million for the three months ended March 31, 2006, an increase of $25.5 million or 233.9% from $10.9 million from the same three-month period in 2005. Approximately $12.4 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutene. Approximately $12.7 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the three months ended March 31, 2006 was $152.6 million, an increase of $18.9 million or 14.1%, from $133.7 million during the same three-month period in 2005. This increase resulted from an approximate $26.0 million increase in volume from acquisitions, an approximate $25.5 million increase attributable to the higher average cost of propane, and an approximate $3.1 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed below). These increases were partially offset by an approximate decline of $35.7 million in cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $3.1 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and the decrease in the market price of propane in the three-months ended March 31, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the three months ended March 31, 2006 was $101.3 million, a decrease of $8.4 million or 7.7%, from $109.7 million from the same three-month period in 2005. Approximately $29.5 million of this decrease was due to lower volumes experienced in our wholesale propane operations (as discussed above). Offsetting this decrease were increases due to a higher average cost of product and acquisition-related volume.

Other retail cost of product sold was $33.7 million for the three months ended March 31, 2006, an increase of $6.2 million from $27.5 million from the same three-month period in 2005. This increase was primarily due to the increased average cost of distillates partially offset by lesser distillate volume sales.

Fractionation, storage, and other midstream cost of product sold was $26.0 million for the three months ended March 31, 2006, an increase of $19.0 million, or 271.4%, from $7.0 million from the same three-month period in 2005. Approximately $13.1 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations, and the balance was due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $17.2 million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $4.6 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $121.8 million for the three months ended March 31, 2006 compared to $111.5 million in the same three-month period in 2005, an increase of $10.3 million, or 9.2%. This increase was primarily attributable to higher retail gallons sold primarily as a result of acquisitions, which accounted for approximately $25.5 million of the increase, as well as an increase in margin per gallon, which resulted in an additional $21.4 million. The increase in margin per gallon was primarily the result of our ability to raise our selling prices in certain markets in excess of our increased cost of propane. These increases were partially offset by lower retail propane gross profit of approximately $33.5 million at our existing locations as a result of lower volume sales discussed above. Additionally, the increase was reduced by the $3.1 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $1.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively, resulting from lower volume sales due to the warmer weather experienced in the 2006 period offset by higher margins.

Other retail gross profit decreased $2.1 million, or 10.6%, to $17.7 million for the three months ended March 31, 2006 compared to $19.8 million in the same three-month period in 2005. This decrease was due primarily to lesser distillate volume sales and distillate gross profit per gallon partially offset by increased appliance and service gross profit from acquisitions.

Fractionation, storage, and other midstream gross profit was $10.4 million for the three months ended March 31, 2006 compared to $3.8 million in the same three-month period in 2005, an increase of $6.6 million, or 173.7%. This increase was due primarily to $7.3 million of acquisition-related volume, which was offset by a $0.7 million decrease due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses decreased to $57.4 million in the three months ended March 31, 2006 as compared to $59.2 million in the same three-month period in 2005. This decrease in operating and administrative expenses was primarily attributable to decreases in general operating expenses of $4.0 million from insurance, professional services and facility costs, including a reduction in self-insurance reserves of $2.3 million. This decrease was partially offset by increases in personnel expenses of $0.6 million and increased vehicle costs of $1.6 million. The net decrease in operating expenses is partially the result of integration efficiencies realized in 2006 from fiscal 2005 acquisitions together with less variable costs as a result of the lesser volumes sold with these decreases exceeding the higher expenses from fiscal 2006 acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $18.3 million in the three months ended March 31, 2006 from $12.4 million during the same period in 2005, primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $14.3 million in the three months ended March 31, 2006 as compared to $10.4 million during the same period in 2005, primarily due to an increase in the average debt outstanding associated with acquisitions and higher average interest rates.

Net Income. Net income was $61.8 million for the three months ended March 31, 2006 compared to $55.0 for the same three-month period in 2005. This increase in net income was attributable to the higher gross profit in the 2006 period partially offset by the $3.1 million non-cash derivative charge discussed above, and increases in depreciation and amortization and interest expense. The increases in these expense related items were primarily attributable to acquisitions.

EBITDA and Adjusted EBITDA. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. For the three months ended March 31, 2006, EBITDA was $94.7 million compared to $78.0 million during the same three-month period in 2005. This $16.7 million increase was primarily attributable to net higher gross profit due to acquisitions together with lesser operating expenses in the 2006 period. As indicated in the table below, Adjusted EBITDA represents EBITDA excluding the $3.1 million non-cash charge on derivative contracts discussed above, the gain or loss on the sale of fixed assets and non-cash equity compensation expenses.

Adjusted EBITDA was $98.2 million in the three months ended March 31, 2006 compared to $78.1 million in the three months ended March 31, 2005. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
EBITDA:
Net income	$61,829	$54,959
Interest expense, net	14,281	10,405
Write off of deferred financing costs	—	—
Provision for income taxes	285	276
Depreciation and amortization	18,341	12,383

EBITDA	$94,736	$78,023

Non-cash loss on derivative contracts	3,064	—
(Gain)/loss on sale of property, plant and equipment	332	73
Non-cash compensation expense	60	—

Adjusted EBITDA	$98,192	$78,096

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the six months ending March 31, 2006 and 2005, respectively (in thousands):

	Six Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$915,067	$671,893	$243,174	36.2%
Cost of product sold	651,356	470,692	180,664	38.4%

Gross profit	263,711	201,201	62,510	31.1%
Operating and administrative expenses	126,110	93,977	32,133	34.2%
Depreciation and amortization	38,062	21,229	16,833	79.3%

Operating income	99,539	85,995	13,544	15.7%
Interest expense, net	(27,424)	(13,874)	(13,550)	97.7%
Write-off of deferred financing costs	—	(6,990)	6,990	100.0%
Gain (loss) on sale of property, plant and equipment	(720)	100	(820)	820.0%
Finance charges	1,435	912	523	57.3%
Other	413	151	262	173.5%

Income before income taxes	73,243	66,294	6,949	10.5%
Provision for income taxes	710	334	376	112.6%

Net income	72,533	$65,960	6,573	10.0%

The following table summarizes revenues, including associated volume of gallons sold, for the six months ending March 31, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended, March 31,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$511.8	$364.4	$147.4	40.5%	263.9	221.1	42.8	19.4%
Wholesale propane	232.5	216.3	16.2	7.5%	242.2	268.6	(26.4)	(9.8%)
Other retail	100.7	68.9	31.8	46.2%	—	—	—	—
Storage, fractionation, and midstream	70.0	22.3	47.7	213.9%	—	—	—	—

Total	$915.0	$671.9	$243.1	36.2%	506.1	489.7	16.4	3.3%

Volume. During the six months ended March 31, 2006, we sold 263.9 million retail gallons of propane, an increase of 42.8 million gallons or 19.4% over the 221.1 million retail gallons sold during the same six-month period in 2005. The increase was principally due to the acquisitions of Star Gas Propane, L.P. and Dowdle Gas, Inc., as well as the impact from the seven other retail propane companies for which results are only included in the 2005 and 2006 periods subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 83.0 million gallons of this increase. Offsetting the increase from acquisition-related volume was a decline in the volume sales at existing locations due to warmer weather in the 2006 period and customer conservation as a result of higher propane cost. Weather was approximately 5.7% warmer in our comparable areas of operations in the six months ended March 31, 2006 as compared to the same period in 2005 and the average cost of propane was approximately 17.6% higher in 2006 compared to 2005.

Wholesale gallons delivered during the six months ended March 31, 2006 were 242.2 million gallons, as compared to 268.6 million gallons during the same six-month period in 2005 with the decrease primarily weather-related.

Revenues. Revenues for the six months ended March 31, 2006 were $915.0 million, an increase of $243.1 million, or 36.2%, from $671.9 million during the same six-month period in 2005.

Revenues from retail propane sales were $511.8 million for the six months ended March 31, 2006, an increase of $147.4 million, or 40.5%, from $364.4 million from the same six-month period in 2005. This increase was primarily the result of $158.4 million of sales related to acquisitions together with an increase of approximately $64.3 million due to higher selling prices of propane, which was driven by higher cost per gallon of propane. These increases were partially offset by a $75.3 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $232.5 million for the six months ended March 31, 2006, an increase of $16.2 million or 7.5%, from $216.3 million from the same six-month period in 2005. Approximately $41.5 million of this increase was attributable to the higher selling price resulting from the higher cost of propane, and approximately $4.6 million was attributable to acquisition-related volume. Offsetting these increases was a $29.9 decline in volume sales in our existing operations primarily due to the warmer weather in the 2006 period.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $100.7 million for the six months ended March 31, 2006, an increase of $31.8 million or 46.2% from $68.9 million during the same six-month period in 2005. This increase was primarily due to the acquisition-related volumes, which contributed approximately $29.8 million of this increase.

Revenues from storage, fractionation and other midstream activities were $70.0 million for the six months ended March 31, 2006, an increase of $47.7 million or 213.9% from $22.3 million from the same six-month period in 2005. Approximately $26.1 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutene with the remainder of the increase resulting from the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the six months ended March 31, 2006 was $310.9 million, an increase of $108.3 million or 53.5%, from $202.6 million during the same six-month period in 2005. This increase resulted from an approximate $91.9 million increase in volume from acquisitions, an approximate $41.7 million increase attributable to the higher average cost of propane, and an approximate $19.2 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts, as discussed above. These increases were partially offset by an approximate $44.5 million decline in cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $19.2 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and a decrease in the market price of propane in the six-months ended March 31, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the six months ended March 31, 2005 was $226.8 million, an increase of $13.4 million or 6.3%, from $213.4 million from the same six-month period in 2005. This increase resulted from an approximate $38.1 million increase due to a higher average cost of product and an approximate $4.7 million increase from acquisition-related volume. These increases were partially offset by an approximate $29.4 million decline in cost of product sold as a result of lower volumes experienced in our wholesale propane areas of operations.

Other retail cost of product sold was $64.3 million for the six months ended March 31, 2006, an increase of $25.2 million from $39.1 million from the same six-month period in 2005. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $49.3 million for the six months ended March 31, 2006, an increase of $33.7 million, or 216.0%, from $15.6 million from the same six-month period in 2005. Approximately $26.0 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations, and the balance was due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $33.8 million and $18.5 million for the six months ended March 31, 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $7.6 million and $4.2 million for the six months ended March 31, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $201.0 million for the six months ended March 31, 2006 compared to $161.8 million in the same six-month period in 2005, an increase of $39.2 million, or 24.2%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions, which accounted for approximately $66.6 million of the increase. Also contributing $22.6 million to the increase was a higher margin per gallon, which resulted primarily from our ability to increase our selling prices in certain markets in excess of our increased cost of propane. These increases were partially offset by lower retail propane gross profit of approximately $30.8 million at our existing locations as a result of lower volume sales discussed above, as well as by the $19.2 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $5.6 million for the six months ended March 31, 2006 compared to $2.9 million in the same six-month period in 2005, an increase of $2.7 million or 93.1%. Approximately $3.4 million of this increase was a result of increased margin per gallon from our existing business. This increase was offset by the higher cost of goods sold attributable to acquisition-related volume increases.

Other retail gross profit was $36.4 million for the six months ended March 31, 2006 compared to $29.8 million in the same six-month period in 2005, an increase of $6.6 million or 22.1%. This increase was primarily acquisition-related from service, appliance and distillate gross profits.

Fractionation, storage, and other midstream gross profit was $20.7 million for the six months ended March 31, 2006 compared to $6.7 million in the same six-month period in 2005, an increase of $14.0 million, or 209.0%. Approximately $13.9 million of this increase was acquisition-related with the balance due to volume and margin increases in our existing business.

Operating and Administrative Expenses. Operating and administrative expenses increased to $126.1 million in the six months ended March 31, 2006 as compared to $94.0 million in the same six-month period in 2005. The higher operating and administrative expenses was primarily attributable to an increase in personnel expenses of $18.9 million, higher general operating expenses of $7.5 million, including insurance, professional services and facility costs, and increased vehicle costs of $5.7 million partially offset by integration efficiencies and lesser variable expenses as a result of lesser volumes at existing locations. These higher costs were driven primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $38.1 million in the six months ended March 31, 2006 from $21.2 million during the same period in 2005 primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $27.4 million in the six months ended March 31, 2006 as compared to $13.9 million during the same period in 2005, primarily due to an increase in the average debt outstanding, including the additional financing related to acquisitions and higher average interest rates.

Write-off of Deferred Financing Costs. A charge of $7.0 million was recorded in the six-month period ended March 31, 2005 as a result of the write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. No such charge was recorded in the six months ended March 31, 2006.

Net Income. Net income was $72.5 million for the six months ended March 31, 2006 compared to net income of $66.0 for the same six-month period in 2005. The increase in net income was attributable to higher gross profit in the 2006 period partially offset by the $19.2 million non-cash derivative charge discussed above, and the increases in operating and administrative expenses, depreciation and amortization, and interest expense. The increases in these expense related items were primarily attributable to acquisitions.

EBITDA and Adjusted EBITDA. For the six months ended March 31, 2006, EBITDA was $138.7 million compared to $108.4 million during the same six-month period in 2005. The increase was primarily attributable to higher gross profit from net increased retail sales volumes due to acquisitions and higher gross profit per gallon, partially offset by the $19.2 million non-cash charge from derivative contracts discussed above and increases in operating and administrative expenses. As indicated in the table below, Adjusted EBITDA represents EBITDA excluding the $19.2 million non-cash charge on derivative contracts, the gain or loss on the sale of fixed assets and non-cash equity compensation expenses. Adjusted EBITDA was $158.8 million for the six months ended March 31, 2006 compared to $108.3 million for the six months ended March 31, 2005. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

	Six Months Ended March 31,
	2006	2005
	(in thousands)
EBITDA:
Net income	$72,533	$65,960
Interest expense, net	27,424	13,874
Write off of deferred financing costs	—	6,990
Provision for income taxes	710	334
Depreciation and amortization	38,062	21,229

EBITDA	$138,729	$108,387

Non-cash gain on derivative contracts	19,205	—
(Gain)/loss on sale of property, plant and equipment	720	(100)
Non-cash compensation expense	111	—

Adjusted EBITDA	$158,765	$108,287

Liquidity and Sources of Capital

During the six months ended March 31, 2006, the Company’s consolidated cash position decreased $9.4 million from the six month period ended March 31, 2005 primarily as a result of larger cash inflows from financing activities in the period ended March 31, 2005 due to the issuance of long-term debt and proceeds from an equity offering, which was partially offset by payments on long-term debt.

Net operating cash inflows were $85.2 million and $68.9 million for the six month periods ending March 31, 2006 and 2005, respectively. The $16.3 million increase in operating cash flows was primarily attributable to the increase in net income and net changes in working capital balances.

Net investing cash outflows were $180.3 million and $594.5 million for the six month periods ending March 31, 2006 and 2005, respectively. Net cash outflows were primarily impacted by a $9.4 period to period decrease in capital expenditures and a $405.1 million decrease in cash outlays related to acquisitions.

Net financing cash inflows were $102.7 million and $549.8 million for the six month periods ending March 31, 2006 and 2005, respectively. Net cash inflows were primarily impacted by a $664.8 million period to period decrease in proceeds from issuance of long-term debt, a $205.4 million decrease in proceeds from the issuance of common units, and a $427.5 million decrease in payments on long-term debt.

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.8 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the credit agreement.

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to our existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

On March 23, 2006, our shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale by us of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. No offerings of partnership securities or debt securities under the shelf registration statement have been made since it was declared effective.

The following table summarizes our long-term debt and operating lease obligations as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$58,739	$53,561	$51,895	$51,256	$109,838	$820,185
Future minimum lease payments under noncancelable operating leases	$4,871	$5,781	$4,497	$3,076	$1,905	$2,247
Standby letters of credit	$23,353	$10,983	$700	$—	$190	$—
Fixed price purchase commitments	$68,450	$—	$—	$—	$—	$—

(a)	$164.2 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 6.61% and 8.25% at March 31, 2006. These rates have been applied for each period presented in the table.

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

Description of Credit Facility

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.61% and 8.25% at March 31, 2006. At March 31, 2006, borrowings outstanding under the Credit Agreement were $64.2 million, including $14.2 million under the Working Capital Facility and $50.0 million borrowed under the Acquisition Facility for working capital purposes. Of the outstanding Credit Agreement balance of $64.2 million, $60.0 million is classified as long-term in the accompanying consolidated balance sheet as of March 31, 2006. In January 2006, we issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers and used the net proceeds to repay outstanding indebtedness under the Acquisition Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2006, we had floating rate obligations totaling approximately $64.2 million for amounts borrowed under our credit agreement and an additional $100 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

To manage interest rate risk exposure, during the quarter ending March 2005 we entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay us an amount based on the stated fixed interest rate on the notes due every six months. In exchange, we are required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the six months ended March 31, 2006, the Company recognized an approximate $3.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $5.4 million at March 31, 2006.

If the floating rate were to fluctuate by 100 basis points from March 2006 levels, our interest expense would change by a total of approximately $1.6 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of March 31, 2006 and September 30, 2005 include fixed price payor for 3.5 million and 12.9 million barrels of propane, respectively, and fixed price receiver for 3.0 million and 14.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of March 31, 2006 and September 30, 2005 was assets of $4.9 million and $58.4 million, respectively, and liabilities of $4.5 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the six months ended March 31, 2006 and the same six-month period in 2005 where settlement has not yet occurred (in thousands):

	Six Months Ended March 31,
	2006	2005
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the period	—	1,881
Net change in inventory exchange contracts	(1,682)	(193)
Change in fair value of contracts attributable to market movement during the year	(3,472)	8,068
Realized (gains) recognized	(3,230)	(2,453)

Net unrealized gains in fair value of contracts outstanding at end of period	400	677

Of the outstanding unrealized gain as of March 31, 2006, nearly all contracts had a maturity of one year or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a nominal change in the market value of the contracts as there were approximately 0.2 million gallons of net unbalanced positions at March 31, 2006.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2006. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements of this Form 10Q is hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 10, 2006	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)