Form 10-K
period 2006-09-30
INERGY L P
filed 2006-12-07
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

(816) 842-8181

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partnership interests	NASDAQ Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒                            Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the 38,830,483 common units of the registrant held by non-affiliates computed by reference to the $29.41 closing price of such common units on November 1, 2006, was approximately $1.1 billion. The aggregate market value of the 31,527,643 common units of the registrant held by non-affiliates computed by reference to the $26.75 closing price of such common units on March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $843.4 million. As of November 20, 2006, the registrant had 45,192,483 common units outstanding.

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

•	We have a managing general partner and a non-managing general partner. Our managing general partner is responsible for the management of our company and its operations are governed by a board of directors. Our managing general partner does not have rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf. Our non-managing general partner owns an approximate 1% non-managing general partner interest in our company.

INERGY, L.P.

PART I

Item 1. Business.

Recent Developments

Effective on October 1, 2006, we acquired Bath Storage Facility, located in Bath, NY, a liquefied petroleum gas (“LPG”) storage facility from Bath Petroleum Storage, Inc. Bath Storage is a 1.2 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 15 – 17 rail cars per day and 15 truck transports per day. Bath Storage is a demand driven, fee-based storage facility.

On October 6, 2006, we acquired the assets of Columbus Butane Company, Inc. , and related companies (Columbus Butane) headquartered in Columbus, MS. At the time of acquisition, Columbus Butane delivered retail propane to over 15,000 customers from 13 retail locations.

On October 31, 2006, Inergy acquired the assets of Hometown Propane, Inc. headquartered in Campbell, NY and on November 8, 2006, Inergy acquired the assets of Mideastern Oil Company, Inc. headquartered in Salisbury, MD. At the time of acquisition, each company delivered retail propane to over 800 customers.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of our initial public offering on July 31, 2001. We own and operate, principally through Inergy Propane, LLC, a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. We also operate a midstream business that includes a natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business. Since our predecessor’s inception in November 1996 through September 30, 2006, we have acquired the assets and liabilities of 59 companies for an aggregate purchase price of approximately $1.4 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets and liabilities of ten propane companies acquired during fiscal 2006 for an aggregate purchase price of approximately $186.3 million. For the fiscal year ended September 30, 2006, we sold and physically delivered approximately 360.3 million gallons of propane to retail customers and approximately 365.3 million gallons of propane to wholesale customers.

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the NASDAQ National Market under the symbol “NRGY”. We electronically file certain documents with the Securities and Exchange Commission (“SEC”). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost after the filing thereof on our website at www.inergypropane.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

We believe we are the fifth largest propane retailer in the United States, excluding cooperatives, based on retail propane gallons sold. Our propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products under various regional brand names including, among others: Arrow Gas, Blue Flame, Bradley Propane, Burnwell Gas, Country Gas, Dowdle Gas, Gaylord Gas, Hancock Gas, Highland Propane, Hoosier Propane, Independent Propane, Maingas, McCracken, Modern Gas, Moulton Gas Service, Northwest Energy, Ohio Gas, Pearl Gas, Pro Gas, Pulver Gas, United Propane, and Tru-Gas. As of November 1, 2006 we serve approximately 700,000 retail customers in Alabama, Arkansas, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin from 341 customer service centers which have an aggregate of approximately 30.6 million gallons of above-ground propane storage capacity. In addition to our retail propane business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and South.

We also own and operate a midstream operation including the following assets:

•	the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with approximately 13.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. The facility is fee-based and is currently 100% committed primarily with investment grade-rated companies with term contracts that have a weighted average maturity extending to April 2010. Located 150 miles northwest of New York City, the Stagecoach facility is among the closest natural gas storage facilities to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line.

•	an NGL business in Bakersfield, California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

•	the Bath Storage Facility, a liquefied petroleum gas (“LPG”) storage facility with a 1.2 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 15 – 17 rail cars per day and 15 truck transports per day.

We have grown primarily through acquisitions. Including our initial acquisition of McCracken Oil & Propane Company in 1996, and through September 30, 2006, we have completed 59 acquisitions (including two midstream businesses) in numerous states. Effective December 1, 2004, we closed on the purchase of Star Gas Propane, L.P., (“Star Gas”) our largest acquisition. When acquired, Star Gas was servicing approximately 345,000 customers from approximately 120 customer service centers in the Midwest, Northeast, Florida, and Georgia.

The following chart sets forth information about each business we acquired during the fiscal year ended September 30, 2006 and through the date of this filing:

Acquisition Date	Company	Location
October 2005	Atlas Gas Products, Inc.	Costonia, OH
October 2005	Dowdle Gas, Inc.	Columbus, MS
October 2005	Graeber Brothers, Inc.	Batesville, MS
January 2006	Propane Gas Services, Inc.	South Windsor, CT
March 2006	Delta Gas Company	Miami, FL
April 2006	Homestead Gas Company	Homestead, FL
July 2006	Firelands Propane	Ashland, OH
July 2006	Deyo’s Fuel	Ticonderoga, NY

Acquisition Date	Company	Location
September 2006	Country Gas, Inc.	Sumiton, AL
September 2006	Fisher’s Hoosier Propane	Albany, NY

Acquisitions after September 30, 2006
October 2006	Bath Storage Facility	Bath, NY
October 2006	Columbus Butane Company, Inc.	Columbus, MS
October 2006	Hometown Propane, Inc.	Campbell, NY
November 2006	Mideastern Oil Company, Inc.	Salisbury, MD

Industry Background and Competition

Propane

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our customer service centers and other distribution areas and then to tanks located on our customers’ premises. Retail propane falls into four broad categories: residential, industrial, commercial, and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

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

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the 10 largest retailers account for approximately 41% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

The propane distribution industry is characterized by a large number of relatively small, independently owned and locally operated distributors. Each year, a significant number of these local distributors have sought to sell their business for reasons that include, among others, retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation, and we, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. We expect this acquisition market to continue for the foreseeable future.

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

Midstream

We own, as part of our midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York which we acquired in August 2005. We also own a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We believe these businesses complement our existing wholesale and supply operations and provide us with added long-term strategic benefits.

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

Underground natural gas storage facilities are a critical component of the North American natural gas transmission and distribution system. They provide an essential reliability cushion against unexpected disruptions in supply, transportation or markets, and allow for the warehousing of gas to meet expected seasonal and daily variability in demand. According to the Energy Information Administration, U.S. natural gas consumption is expected to grow at a compound annual growth rate of approximately 1.0% through 2025.

Most forecasts of North American natural gas supply and demand suggest a continuation of trends that will result in increased demand for natural gas storage capacity. Seasonal and weather sensitive demand sectors (residential and commercial heating demand and gas-fired power generation demand) have been growing and are expected to continue to do so, while the less seasonal industrial demand has been declining. Natural gas supply, meanwhile, has become almost entirely non-seasonal, requiring greater reliance on natural gas storage to respond to demand variability. On average, total North American natural gas consumption levels are approximately 40% higher in the winter months than summer months primarily due to the requirements of residential and commercial market sectors. These markets are very temperature sensitive with demand being highly variable both on a seasonal and a daily basis thus requiring that storage be capable of providing high maximum daily deliverability on the coldest days when storage due to infrastructure constraints provides as much as 50% of the market’s total requirement. Analysis has shown that seasonal winter demand has continued to show steady growth even though warmer winter temperature trends have muted the full impact of this increasing demand. Gas storage has facilitated the creation of a natural gas industry that is characterized by a production profile that is largely non-seasonal and a consumption profile that is highly seasonal and weather sensitive. Natural gas storage is essential in reallocating this inherent supply and demand imbalance.

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

Storage capacity is held by a wide variety of market participants for a variety of purposes such as:

Reliability: local distribution companies (“LDCs”) hold the bulk of capacity and tend to use it in a manner relatively insensitive to gas prices, injecting gas into storage during the summer to meet fairly well-defined inventory targets, and withdrawing it in winter to meet peak load requirements while retaining a sufficient cushion of inventory to meet worst-case late winter demands. For such customers with an obligation to serve core end use markets, the value of storage may be significantly greater than the price differential between winter and summer gas. LDCs will pay the price to secure the natural gas storage they need up to the cost of alternatives (i.e., long haul pipeline capacity or above-ground storage).

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

Arbitrage: energy merchants and other trading entities use storage for gas price arbitrage purposes, buying and injecting gas at times of low gas prices and withdrawing at times of higher prices as driven by the fundamentals of the natural gas market.

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

NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are typically used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Ethane is primarily used in the petrochemical industry as feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of iso-octane, and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.

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

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2006, we have acquired and successfully integrated 59 companies—57 propane companies and 2 midstream businesses. Our executive officers and key employees, each of whom average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses as well as other midstream industry participants throughout the United States. These significant industry contacts have enabled us to negotiate most of our acquisitions on an exclusive basis. We believe that this acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

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

High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2006, sales to residential customers represented approximately 69% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own nearly 90% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Operations in Attractive Propane Markets

A majority of our propane operations are concentrated in attractive propane market areas, where natural gas distribution is not cost-effective, margins are relatively stable, and tank control is relatively high. We intend to pursue acquisitions in similar attractive markets.

Strong Wholesale Supply, Marketing and Distribution Business

One of our distinguishing strengths is our procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2006, we delivered approximately 365.3 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles, and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Flexible Financial Structure

We have a $350 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. As of November 1, 2006, we had available capacity of approximately $328.5 million under our facilities. We believe our available capacity under these facilities combined with our ability to fund acquisitions through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition strategy.

Operations

Our operations reflect our two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At November 1, 2006, we distribute propane to approximately 700,000 retail customers from 341 customer service centers in 28 states. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. We market our propane primarily in the eastern half of the United States through our customer service centers using multiple regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Alabama	47
Arkansas	3
Connecticut	3
Florida	20
Georgia	5
Illinois	4
Indiana	27
Kentucky	2
Maine	4
Maryland	10

State	Number of Customer Service Centers
Massachusetts	5
Michigan	32
Mississippi	37
New Hampshire	3
New Jersey	4
New York	11
North Carolina	10
Ohio	25
Oklahoma	3
Pennsylvania	8
Rhode Island	1
South Carolina	3
Tennessee	10
Texas	35
Vermont	9
Virginia	8
West Virginia	3
Wisconsin	9

Total	341

From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of our customer service centers also have an appliance showroom. We have several satellite facilities that typically contain only large capacity storage tanks. As of November 1, 2006 we have approximately 30.6 million gallons of above-ground propane storage capacity at our customer service centers and satellite locations.

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

During the fiscal year ended September 30, 2006, we delivered approximately half of our propane volume to retail customers and half to wholesale customers. Our retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 69% to residential customers;

•	approximately 23% to industrial and commercial customers; and

•	approximately 8% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2006.

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

Seasonality

The retail propane business is seasonal with weather conditions significantly affecting demand for propane. We believe that the geographic diversity of our areas of operations helps to minimize our exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, we believe our residential and commercial business to be relatively stable due to the following characteristics:

•	residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by our customers;

•	loss of customers to competing energy sources has been low;

•	the tendency of our customers to remain with us due to the product being delivered pursuant to a regular delivery schedule and to our ownership of nearly 90% of the storage tanks utilized by our customers; and

•	our ability to offset customer losses through a combination of acquisitions and to a lesser extent, sales to new customers in existing markets.

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

Transportation Assets, Truck Fabrication and Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of Inergy Propane. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2006, we owned a fleet of approximately 129 tractors, 219 transports, 1,158 bobtail and rack trucks and 644 other service vehicles. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

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

Trademarks and Trade Names

We use a variety of trademarks and trade names which we own, including “Inergy” and “Inergy Services.” We believe that our strategy of retaining the names of the companies we acquire has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Our most significant trade names that we operate under are “Arrow Gas”, “Blue Flame”, “Bradley Propane”, “Burnwell Gas”, “Country Gas”, “Dowdle Gas”, “Gaylord Gas”, “Hancock Gas”, “Highland Propane”, “Hoosier Propane”, “Independent Propane”, “Maingas”, “McCracken”, “Modern Gas”, “Moulton Gas Service”, “Northwest Energy”, “Ohio Gas”, “Pearl Gas”, “Pro Gas”, “Pulver Gas”, “United Propane”, and “Tru-Gas”. We regard our trademarks, trade names and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While our wholesale supply, marketing and distribution operations accounted for approximately 27% of total revenue, this business represented approximately 3% of our gross profit during the fiscal year ended September 30, 2006.

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

Supply

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2006, a majority of our sales volume was purchased pursuant to contracts that have a term of one year; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Two suppliers, Sunoco, Inc. (14%) and Exxon Mobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the past fiscal year. We believe our contracts with these suppliers will enable us to purchase most of our supply needs at market prices and ensures adequate supply. No other single supplier accounted for more than 10% of our propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to our approximately 600 storage facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

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

Midstream Operations

Our natural gas storage facility (Stagecoach) was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with approximately 13.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, the Stagecoach facility is currently connected to Tennessee Gas Pipeline Company’s 300 Line and is a significant participant in the northeast United States natural gas distribution system. We are currently working on an expansion of our Stagecoach facility, which is expected to increase our working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to our existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by fall of 2007. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify our supply sources and provide interruptible wheeling opportunities to its shipper community.

Our NGL business, located near Bakersfield, CA, currently provides natural gas gathering/processing, liquids processing and fractionation, rail and truck terminal throughput, propane storage, natural gas liquids transportation, and purchase and sale of LPG purity products.

For more information on our reportable business segments, see Note 12 to our Consolidated Financial Statements.

Employees

As of November 1, 2006, we had 2,908 full-time employees and 113 part-time employees. Of the 3,021 employees, 107 were general and administrative and 2,914 were operational. Of the operational employees, 155 were members of labor unions. We believe that our relationship with our employees is satisfactory.

Government Regulation

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the law in substantially all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a county or municipal level. Regarding the transportation of propane, ammonia and butane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and the transportation of ammonia and butane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

Our midstream operations are subject to federal, state and local regulatory authorities. Specifically, our Stagecoach natural gas storage facility and related assets are subject to the regulation of the Federal Energy Regulatory Commission, or FERC. This federal and state regulation extends to such matters as:

•	rate structures;

•	rates of return on equity on invested capital;

•	recovery of costs associated with providing services;

•	the services that our regulated assets are permitted to perform;

•	the acquisition, construction and disposition of assets; and

•	to an extent, the level of competition in that regulated industry.

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate our natural gas facilities that provide natural gas pipeline transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for such services are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), our regulated subsidiary and owner of the Stagecoach facility. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. The Stagecoach facility currently has market-based rate authority from the FERC; however, there can be no guarantee that CNYOG will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach facility’s operating life. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or CNYOG’s loss of market-based rate authority, could have an adverse impact on our revenues.

In addition, the Stagecoach facility’s market-based rate authority would be subject to further review if we acquire transportation facilities or additional storage capacity, if we or one of our affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link our facilities to the market area or if we or one of our affiliates acquire an interest in or is acquired by an interstate pipeline.

There can be no assurance that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against such rates or loss of market-based rate authority could have an adverse impact on our revenues associated with providing storage services.

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

In August, 2005, Congress enacted legislation that, among other matters, amends the NGA to make it unlawful for “any entity” to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services, including storage services such as those provided by the Stagecoach facility, subject to FERC regulation, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful for any entity, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of FERC-regulated transportation services, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any entity. The new legislation also amends the NGA to give the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gas processing, or gathering, but does apply to activities of interstate gas pipelines and storage providers, as well as otherwise non-jurisdictional entities, such as gas processors, to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects an expansion of the FERC’s NGA enforcement authority.

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

Additionally, we are subject to stringent federal, state and local environmental, health and safety laws and environmental regulations governing our operations. These laws and regulations impose limitations on the discharge and emission of pollutants and establish standards for the handling of solid and hazardous wastes. Applicable laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous substances. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial liabilities and the issuance of injunctions restricting or prohibiting our activities. We have not received any notices that we have violated these environmental laws and regulations in any material respect and we have not otherwise incurred any material liability or capital expenditure thereunder.

For acquisitions that involve the purchase of real estate, we conduct due diligence investigations to assess whether any material or waste has been sold from, or stored on, or released or spilled from any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During these due diligence investigations, our employees, and, in certain cases, independent environmental consulting firms, review historical records and databases and conduct physical investigations of the property to look for evidence of contamination, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations, or more stringent enforcement of existing requirements could affect our operations. We do not anticipate that our compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will require any material increase in our capital expenditures or otherwise have a material adverse effect on us. To the extent that any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that our results of operations will not be materially and adversely affected.

Item 1A. Risk Factors.

Risks Inherent in Our Business

If we do not continue to make acquisitions on economically acceptable terms, our future financial performance will be limited.

The propane industry is not a growth industry because of increased competition from alternative energy sources. In addition, as a result of long-standing customer relationships that are typical in the retail home propane industry, the inconvenience of switching tanks and suppliers and propane’s higher cost as compared to other energy sources, we may have difficulty in increasing our retail customer base other than through acquisitions. Therefore, while our operating objectives include promoting internal growth, our ability to grow depends principally on acquisitions. Our future financial performance depends on our ability to continue to make acquisitions at attractive prices. There is no assurance that we will be able to continue to identify attractive acquisition candidates in the future or that we will be able to acquire businesses on economically acceptable terms. In particular, competition for acquisitions in the propane business has intensified and become more costly. We may not be able to grow as rapidly as we expect through our acquisition of additional businesses for various reasons, including the following:

•	We will use our cash from operations primarily to service our debt and for distributions to unitholders and reinvestment in our business. Consequently, the extent to which we are unable to use cash or access capital to pay for additional acquisitions may limit our growth and impair our operating results. Further, we are subject to certain debt incurrence covenants under our bank credit agreement and the indentures that govern our 6.875% senior notes due 2014 and 8.25% senior notes due 2016 that may restrict our ability to incur additional debt to finance acquisitions.

•	Although we intend to use our securities as acquisition currency, some prospective sellers may not be willing to accept our securities as consideration.

•	We will use cash for capital expenditures related to infrastructure expansions such as the Stagecoach expansion project, which will reduce our cash available to pay for additional acquisitions.

Moreover, acquisitions involve potential risks, including:

•	our inability to integrate the operations of recently acquired businesses,

•	the diversion of management’s attention from other business concerns,

•	customer or key employee loss from the acquired businesses, and

•	a significant increase in our indebtedness.

Our growth strategy includes acquiring entities with lines of business that are distinct and separate from our existing operations which could subject us to additional business and operating risks.

Consistent with our announced growth strategy and our acquisition of the Stagecoach facility and related assets, we may acquire assets that have operations in new and distinct lines of business from our existing operations, including midstream assets. Integration of new business segments is a complex, costly and time- consuming process and may involve assets in which we have limited operating experience. Failure to timely and successfully integrate acquired entities’ new lines of business with our existing operations may have a material adverse effect on our business, financial condition or results of operations. The difficulties of integrating new business segments with existing operations include, among other things:

•	operating distinct business segments that require different operating strategies and different managerial expertise;

•	the necessity of coordinating organizations, systems and facilities in different locations;

•	integrating personnel with diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of the new business segments, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial condition or prospects. Furthermore, new lines of business will subject us to additional business and operating risks which could have a material adverse effect on our financial condition or results of operations.

We may be unable to successfully integrate our recent acquisitions.

One of our primary business strategies is to grow through acquisitions. There is no assurance that we will successfully integrate acquisitions into our operations, or that we will achieve the desired profitability from our acquisitions. Failure to successfully integrate these substantial acquisitions could adversely affect our operations. The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization and integrating additional retail and wholesale distribution operations to our existing supply, marketing and distribution operations;

•	coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	consolidating corporate, technological and administrative functions;

•	integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters;

•	the diversion of management’s attention from other business concerns

•	customer or key employee loss from the acquired businesses;

•	a significant increase in our indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

In addition, we may not realize all of the anticipated benefits from our acquisitions, such as cost-savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher costs, unknown liabilities and fluctuations in markets.

Our indebtedness may limit our ability to borrow additional funds, make distributions to our unitholders, or capitalize on acquisition or other business opportunities, in addition to impairing our ability to fulfill our debt obligation under our senior notes.

As of September 30, 2006, we had approximately $660 million of total outstanding indebtedness. Our leverage, various limitations in our credit facility, other restrictions governing our indebtedness and the indentures governing the notes may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

Our indebtedness and other financial obligations could have important consequences. For example, they could:

•	make it more difficult for us to make distributions to our unitholders;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general partnership purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•	have a material adverse effect on us if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments of our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general partnership requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the propane industry; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We may then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.

A change of control of our managing general partner could result in us facing substantial repayment obligations under our credit facility.

In addition, our bank credit agreement and the indentures governing our senior notes contain provisions relating to change of control of our managing general partner, our partnership and our operating company. If these provisions are triggered, our outstanding bank indebtedness may become due. In such an event, there is no assurance that we would be able to pay the indebtedness, in which case the lenders would have the right to foreclose on our assets, which would have a material adverse effect on us. There is no restriction on the ability of our general partners to enter into a transaction which would trigger the change of control provisions.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility.

The indentures governing our outstanding senior notes and agreements governing our revolving credit facilities and other future indebtedness contain or may contain various covenants limiting our ability and the ability of our specified subsidiaries to, among other things:

•	pay distributions on, redeem or repurchase our equity interests or redeem or repurchase our subordinated debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred securities;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries;

•	create non-guarantor subsidiaries.

These restrictions could limit our ability and the ability of our subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our bank credit agreement contains covenants requiring us to maintain specified financial ratios and satisfy other financial conditions. We may be unable to meet those ratios and conditions. Any future breach of these covenants and our failure to meet any of those ratios and conditions could result in a default under the terms of our bank credit agreement, which could result in the acceleration of our debt and other financial obligations. If we were unable to repay these amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible products such as propane and natural gas. As a result, we have been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, our insurance may not be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage. In addition, the occurrence of a serious accident, whether or not we are involved, may have an adverse effect on the public’s desire to use our products.

Our operations are subject to compliance with environmental laws and regulations that can adversely affect our results of operations and financial condition.

Our operations are subject to stringent environmental laws and regulations of federal, state, and local authorities. Such environmental laws and regulations impose numerous obligations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable laws, and restrictions on the generation, handling, treatment, storage, disposal, and transportation of certain materials and wastes. Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting our activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. In the course of our operations, materials or wastes may have been spilled or released from properties owned or leased by us or on or under other locations where these materials or wastes have been taken for disposal. In addition, many of the properties owned or leased by us were previously operated by third parties whose management, disposal, or release of materials and wastes was not under our control. Accordingly, we may be liable for the costs of cleaning up or remediating contamination arising out of our operations or as a result of activities by others who previously occupied or operated on properties now owned or leased by us. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general.

Cost reimbursements due our managing general partner may be substantial and will reduce the cash available for principal and interest on our outstanding indebtedness.

We reimburse our managing general partner and its affiliates, including officers and directors of our managing general partner, for all expenses they incur on our behalf. The reimbursement of expenses could adversely affect our ability to make payments of principal and interest on our outstanding indebtedness. Our managing general partner has sole discretion to determine the amount of these expenses. In addition, our managing general partner and its affiliates provide us with services for which we are charged reasonable fees as determined by our managing general partner in its sole discretion.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause us to incur additional expenditures of time and financial resources.

We have completed the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause us to incur substantial expenditures of management time and financial resources to identify and correct any such failure.

Risks Related to Our Propane Operations

Since weather conditions may adversely affect the demand for propane, our financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

Weather conditions have a significant impact on the demand for propane because many of our customers depend on propane principally for heating purposes. As a result, warm weather conditions will adversely impact our operating results and financial condition. Actual weather conditions can substantially change from one year to the next. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume of propane we sell. Consequently, our operating results may vary significantly due to actual changes in temperature. During the fiscal years ended September 30, 1999, 2000, 2002, 2004, 2005 and 2006 temperatures were significantly warmer than normal in our areas of operation (based on the 30-year average consisting of years 1976 through 2005 published by the National Oceanic and Atmospheric Administration). We believe that our results of operations during these periods were adversely affected as a result of this warm weather.

Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profit margins.

The propane industry is a “margin-based” business in which gross profits depend on the excess of sales prices over supply costs. As a result, our profitability is sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, we may not be able to pass on these increases to our customers through retail or wholesale prices. Propane is a commodity and the price we pay for it can fluctuate significantly in response to changes in supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce our gross profits and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

The highly competitive nature of the retail propane business could cause us to lose customers or affect our ability to acquire new customers, thereby reducing our revenues.

We have competitors and potential competitors who are larger and have substantially greater financial resources than we do. Also, because of relatively low barriers to entry into the retail propane business, numerous small retail propane distributors, as well as companies not engaged in retail propane distribution, may enter our markets and compete with us. Most of our propane retail branch locations compete with several marketers or distributors. The principal factors influencing competition with other retail marketers are:

•	price;

•	reliability and quality of service;

•	responsiveness to customer needs;

•	safety concerns;

•	long-standing customer relationships;

•	the inconvenience of switching tanks and suppliers; and

•	the lack of growth in the industry.

We can make no assurances that we will be able to compete successfully on the basis of these factors. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

If we are not able to purchase propane from our principal suppliers, our results of operations would be adversely affected.

Most of our total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Two of our suppliers, Sunoco, Inc. (14%) and ExxonMobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the fiscal year ended September 30, 2006. In the event that we are unable to purchase propane from our significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

Competition from other energy sources may cause us to lose customers, thereby reducing our revenues.

Competition from other energy sources, including natural gas and electricity, has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity. Propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems and availability of natural gas in many areas that previously depended upon propane could cause us to lose customers, thereby reducing our revenues.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

Historically, a substantial portion of the propane purchased to support our operations has originated at Conway, Kansas, Hattiesburg, Mississippi and Mont Belvieu, Texas and has been shipped to us through major common carrier pipelines. Any significant interruption in the service at these storage facilities or on the common carrier pipelines we use would adversely affect our ability to obtain propane.

If we are not able to sell propane that we have purchased through wholesale supply agreements to either our own retail propane customers or to other retailers and wholesalers, the results of our operations would be adversely affected.

We currently are party to propane supply contracts and expect to enter into additional propane supply contracts which require us to purchase substantially all the propane production from certain refineries. Our inability to sell the propane supply in our own propane distribution business, to other retail propane distributors, or to other propane wholesalers would have a substantial adverse impact on our operating results and could adversely impact our capital liquidity.

Energy efficiency and new technology may reduce the demand for propane and adversely affect our operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for propane by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand for propane and adversely affect our operating results.

Due to our limited asset diversification, adverse developments in our propane business could adversely affect our operating results and reduce our ability to make distributions to our unitholders.

We rely substantially on the revenues generated from our propane business. Due to our limited asset diversification, an adverse development in this business would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

Risk Related to Our Midstream Operations

Federal, state or local regulatory measures could adversely affect our business.

Our operations are subject to federal, state and local regulatory authorities. Specifically, our Stagecoach facility and related assets are subject to the regulation of the Federal Energy Regulatory Commission, or FERC.

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate our natural gas facilities that provide natural gas pipeline transportation services in interstate commerce, including storage services. Natural gas companies may not charge rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. The Stagecoach facility currently has market-based rate authority from the FERC. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or our loss of market-based rate authority, could have an adverse impact on our revenues.

In addition, the Stagecoach facility’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity, if we or one of our affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link our facilities to the market area or if we or one of our affiliates acquire an interest in or is acquired by an interstate pipeline.

There can be no assurance that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against our rates or loss of our market-based rate authority could have an adverse impact on our revenues associated with providing storage services. Failure to comply with applicable regulations under the NGA, Natural Gas Policy Act of 1978, Pipeline Safety Act of 1968 and certain other laws, and with implementing regulations associated with these laws could result in the imposition of administrative and criminal remedies and civil penalties of up to $1,000,000 per day, per violation.

Our storage business depends on neighboring pipelines to transport natural gas.

To obtain natural gas, our storage business depends on the Tennessee Gas Pipeline Company’s 300-Line to which we have interconnect access. This pipeline is owned by parties not affiliated with us. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas to and from our facilities and have a corresponding material adverse effect on our storage revenues. In addition, the rates charged by the interconnected pipeline for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by the pipeline or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.

We expect to derive a significant portion of our revenues from the Stagecoach facility from three customers, and the loss of one or more of these customers could result in a significant loss of revenues and cash flow.

We expect to derive a significant portion of our revenues and cash flow in connection with the Stagecoach facility from our largest three customers comprised of Consolidated Edison Company, New Jersey Resources,

and New Jersey Natural Gas. The loss, nonpayment, nonperformance, or impaired creditworthiness of one or more of these customers could have a material adverse effect on our business, results of operations and financial condition.

We encounter competition from other natural gas storage companies.

Our principal competitors in our natural gas storage market include other storage providers including among others Dominion Resources, Inc., NiSource Inc., and El Paso Corporation. These major pipeline natural gas transmission companies have existing storage facilities connected to their systems that compete with certain of our facilities. Pending and future construction projects, if and when brought on line, may also compete with the Stagecoach facility. Such projects may include FERC-certificated storage expansions and greenfield construction projects, as well as construction of liquefied natural gas, or LNG, facilities.

Expanding our business by constructing new midstream assets subjects us to construction risks.

One of the ways we may grow our business is through the expansion of our existing storage facilities, such as the Stagecoach expansion project. The construction of additional storage facilities or new pipeline interconnects involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new midstream asset, the construction will occur over an extended period of time, and we will not receive material increases in revenues until the project is placed in service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

We may not be able to retain existing customers or acquire new customers, which would reduce our revenues and limit our future profitability.

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond our control, including competition from other pipelines and storage providers, and the price of, and demand for, natural gas in the markets we serve. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.

The fees charged by us to third parties under transmission, transportation and storage agreements may not escalate sufficiently to cover increases in costs and the agreements may not be renewed or may be suspended in some circumstances.

Our costs may increase at a rate greater than the rate that the fees we charge to third parties increase pursuant to our contracts with them. Furthermore, third parties may not renew their contracts with us. Additionally, some third parties’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of either natural gas, are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities or those of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with us or if any third party suspends or terminates its contracts with us, our financial results would be negatively impacted.

Our business would be adversely affected if operations at any of our facilities were interrupted.

Our operations are dependent upon the infrastructure that we have developed, including, storage facilities and various means of transportation. Any significant interruption at these facilities or pipelines or our customers’

inability to transmit natural gas to or from these facilities or pipelines for any reason would adversely affect our results of operations. Operations at our facilities could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	unscheduled turnarounds or catastrophic events at our physical plants;

•	labor difficulties that result in a work stoppage or slowdown; and

•	a disruption in the supply of natural gas to our storage facilities.

Risks Inherent in an Investment in Us

Unitholders have less ability to elect or remove management than holders of common stock in a corporation.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect our managing general partner or its board of directors and will have no right to elect our managing general partner or its board of directors on an annual or other continuing basis. The board of directors of our managing general partner is chosen by the sole member of our managing general partner, Inergy Holdings, L.P. Although our managing general partner has a fiduciary duty to manage our partnership in a manner beneficial to Inergy, L.P. and our unitholders, the directors of our managing general partner also have a fiduciary duty to manage our managing general partner in a manner beneficial to its member, Inergy Holdings, L.P.

If unitholders are dissatisfied with the performance of our managing general partner, they will have little ability to remove our managing general partner. Our managing general partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class.

Our unitholders’ voting rights are further restricted by a provision in our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partners and their affiliates, cannot be voted on any matter.

The control of our managing general partner may be transferred to a third party without unitholder consent.

Our managing general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our managing general partner, Inergy Holdings, L.P., from transferring its ownership interest in our managing general partner to a third party. The new owner of our managing general partner would then be in a position to replace the board of directors and officers of our managing general partner with its own choices and to control the decisions taken by our board of directors and officers.

Cost reimbursements due our managing general partner may be substantial and reduce our ability to pay the minimum quarterly distribution.

Before making any distributions on our units, we will reimburse our managing general partner for all expenses it has incurred on our behalf. In addition, our general partners and their affiliates may provide us with services for which we will be charged reasonable fees as determined by our managing general partner. The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to you. Our managing general partner has sole discretion to determine the amount of these expenses and fees.

We may issue additional common units without unitholder approval, which would dilute our unitholders’ existing ownership interests.

We may issue an unlimited number of limited partner interests of any type without the approval of unitholders. The issuance of additional common units or other equity securities of equal rank will have the following effects:

•	the proportionate ownership interest of our existing unitholders in us will decrease,

•	the amount of cash available for distribution on each common unit or partnership security may decrease,

•	the relative voting strength of each previously outstanding common unit will be diminished, and

•	the market price of the common units or partnership securities may decline.

Our general partners have conflicts of interest and limited fiduciary responsibilities, which may permit our general partners to favor their own interests to the detriment of unitholders.

Inergy Holdings, L.P. and its affiliates directly and indirectly own an aggregate limited partner interest of approximately 8.4% in us, own and control our managing general partner and own and control our non-managing general partner, which owns an approximate 1.0% general partner interest. Inergy Holdings, L.P. also owns the incentive distribution rights under our partnership agreement. Conflicts of interest could arise in the future as a result of relationships between Inergy Holdings, L.P., our general partners and their affiliates, on the one hand, and the partnership or any of the limited partners, on the other hand. As a result of these conflicts our general partners may favor their own interests and those of their affiliates over the interests of our unitholders. The nature of these conflicts includes the following considerations:

•	Our general partners may limit their liability and reduce their fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	Our general partners are allowed to take into account the interests of parties in addition to the partnership in resolving conflicts of interest, thereby limiting their fiduciary duties to our unitholders.

•	Our general partners’ affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•	Our managing general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can affect the amount of cash that is distributed to unitholders.

•	Our managing general partner determines whether to issue additional units or other equity securities of the partnership.

•	Our managing general partner determines which costs are reimbursable by us.

•	Our managing general partner controls the enforcement of obligations owed to us by it.

•	Our managing general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	Our managing general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	In some instances our managing general partner may borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

The president and chief executive officer of our managing general partner effectively controls us through his control of the general partner of Inergy Holdings and our managing general partner.

The president and chief executive officer of both the general partner of Inergy Holdings and our managing general partner owns an economic interest of 54.9% in the general partner of Inergy Holdings and has voting control of the general partner of Inergy Holdings. He therefore controls the general partner of Inergy Holdings and through it, our managing general partner and may be able to influence unitholder votes. Control over these entities gives our president and chief executive officer substantial control over our and Inergy Holdings’ business and operations.

Our cash distribution policy limits our ability to grow.

Because we distribute all of our available cash, our growth may not be as rapid as businesses that reinvest their available cash to expand ongoing operations. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If the IRS treats us as a corporation or we become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available to pay distributions would be reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on us.

Our unitholders may be required to pay taxes even if they do not receive cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

A unitholder who sells common units will recognize a gain or loss equal to the difference between the amount realized and his adjusted tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income allocated to that unitholder, which decreased the tax basis in that unitholder’s common unit, will, in effect, become taxable income to that unitholder if the common unit is sold at a price greater than that unitholder’s tax basis in that common unit, even if the price is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to that unitholder. In addition, if a unitholder sells units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income for the year in which the termination occurs. Thus, if this occurs our unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to unitholders with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign taxes, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property and in which they do not reside. We own property and conduct business in numerous states in the United States. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in many or all of the jurisdictions in which we do business or own property. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders’ responsibility to file all United States federal, state, local and foreign tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of November 1, 2006, we owned 239 of our 341 retail propane customer service centers and leased the balance. For more information concerning the location of our customer service centers see “Retail Propane” under Item 1. We lease our Kansas City, Missouri headquarters. We lease underground storage facilities with an aggregate capacity of approximately 41.4 million gallons of propane at seven locations under annual lease agreements. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our retail propane operations and customer retention. As of September 30, 2006, we owned the following:

•	approximately 1,200 bulk storage tanks at approximately 600 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 575,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 120,000 portable propane cylinders with typical capacities of up to 35 gallons.

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our credit facility are secured by liens and mortgages on our real and personal property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our company’s common units during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Since July 31, 2001 our company’s common units representing limited partner interests have been traded on NASDAQ’s National Market under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the common units, as reported by NASDAQ, as well as the amount of cash distributions declared per common unit for the periods indicated. All high and low bid prices of the common units as well as the amount of cash distributions paid per common unit for the periods below have been adjusted for the two-for-one split of the outstanding units completed on January 12, 2004.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2006:
September 30, 2006	$25.60	$28.00	$0.555
June 30, 2006	24.84	27.55	0.545
March 31, 2006	25.49	27.80	0.540
December 31, 2005	25.00	29.20	0.530

Fiscal 2005:
September 30, 2005	$26.72	$33.34	$0.520
June 30, 2005	29.29	34.04	0.510
March 31, 2005	27.81	34.70	0.500
December 31, 2004	24.60	31.25	0.475

Fiscal 2004:
September 30, 2004	$23.04	$27.45	$0.425
June 30, 2004	19.80	24.28	0.415
March 31, 2004	17.61	25.00	0.405
December 31, 2003	20.51	25.00	0.395

As of November 20, 2006, our company had issued and outstanding 45,192,483 common units, which were held by approximately 29,960 unitholders. In addition, our company has issued and outstanding 769,941 Special Units which are held by Inergy Holdings, L.P.

Our company makes quarterly distributions to the partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the managing general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business,

•	comply with applicable law, any of our debt instruments, or other agreements, or

•	provide funds for distributions to unitholders and to our non-managing general partner for any one or more of the next four quarters,

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under our working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in our partnership agreement (as amended), which is incorporated by reference herein as an exhibit to this report.

With the payment of the distribution on August 14, 2006 with respect to the quarter ended June 30, 2006, we met the necessary financial tests for the senior subordinated units and the junior subordinated units to convert to common units. Therefore, the remaining 3,821,884 senior subordinated units and 1,145,084 junior subordinated units were converted to common units on a one-for-one basis on August 14, 2006.

On March 23, 2006, our shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In June 2006, we issued 4,312,500 common units, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. There is approximately $896.9 million remaining available under this shelf. No further partnership securities or debt securities have been offered under the shelf registration except as describe above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital” under Item 7.

We did not repurchase any units during the fourth quarter of the fiscal year.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	711,964	$16.37	608,780

Total	711,964	$16.37	608,780

(1)	The Inergy Long Term Incentive Plan did not require the approval of security holders.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data and other operating data of Inergy, L.P., and our predecessor, Inergy Partners, LLC. The selected historical consolidated financial data of Inergy, L.P. as of and for the years ended September 30, 2006, 2005, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of Inergy, L.P and Inergy Partners, LLC. The historical consolidated financial data of Inergy, L.P. and Inergy Partners, LLC include the results of operations of its acquisitions from the effective date of the respective acquisitions.

“EBITDA” shown in the table below is defined as income before income taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding the non-cash gain or loss on certain derivative contracts, the gain or loss on sale of fixed assets and long-term incentive and equity compensation expenses. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as a supplemental measure. EBITDA and Adjusted EBITDA, as we define it, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

The data in the following table should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. and Predecessor Years Ended September 30,
	2006	2005	2004		2003	2002
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues	$1,387,561	$1,050,136	$482,496		$363,365	$208,700
Cost of product sold (excluding depreciation and amortization as shown below):	990,399	724,223	359,053		267,010	134,999

Gross profit	397,162	325,913	123,443		96,355	73,701
Expenses:
Operating and administrative	248,139	197,082	81,296		59,249	45,300
Depreciation and amortization	76,720	50,364	21,089		13,843	11,444
(Gain) loss on disposal of assets	11,446	679	203		91	(140)

Operating income	60,857	77,788	20,855		23,172	17,097
Other income (expense):
Interest expense, net	(53,842)	(34,150)	(7,878)		(9,982)	(8,365)
Write-off of deferred financing costs	—	(6,990)	(1,216)		—	(585)
Make whole premium charge	—	—	(17,949	)(b)	—	—
Swap value received	—	—	949		—	—
Finance charges	2,650	1,817	704		339	115
Other income	813	235	106		86	140

Income (loss) before income taxes	10,478	38,700	(4,429)		13,615	8,402
Provision for income taxes	667	63	167		103	93

Net income (loss)	$9,811	$38,637	$(4,596)		$13,512	$8,309

Net income (loss) per limited partner unit:
Basic	$(0.20)	$0.98	$(0.26)		$0.77	$0.61

Diluted	$(0.20)	$0.96	$(0.26)		$0.76	$0.60

Weighted average limited partners’ units outstanding:
Basic	41,407	31,143	22,027		16,676	13,317

Diluted	41,407	31,853	22,027		16,942	13,520

Cash distributions paid per unit	$2.14	$1.91	$1.60		$1.45	$1.28

	2006	2005	2004	2003	2002
Balance Sheet Data (end of period):
Current assets	$295,586	$303,218	$136,610	$73,953	$70,016
Total assets	1,639,035	1,502,244	503,819	362,393	288,232
Long-term debt, including current portion	659,672	559,731	137,601	131,127	124,462
Partners’ capital	676,152	663,894	252,043	178,983	120,916

Other Financial Data:
EBITDA (unaudited)	$141,040	$130,204	$42,754	$37,440	$28,796
Net cash provided by operating activities	104,472	87,640	31,927	34,428	7,779
Net cash used in investing activities	(210,925)	(840,626)	(98,101)	(33,667)	(94,017)
Net cash provided by financing activities	108,996	760,162	64,884	670	86,155
Maintenance capital expenditures(a) (unaudited)	3,731	3,648	1,368	1,039	1,556

Other Operating Data (unaudited):
Retail propane gallons sold	360,303	318,367	140,742	119,697	88,515
Wholesale propane gallons delivered	365,296	391,296	368,320	284,721	256,893

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$9,811	$38,637	$(4,596)	$13,512	$8,309
Provision for income taxes	667	63	167	103	93
Interest expense, net	53,842	34,150	7,878	9,982	8,365
Write-off of deferred financing costs	—	6,990	1,216	—	585
Make whole premium charge	—	—	17,949 (b)	—	—
Swap value received	—	—	(949)	—	—
Depreciation and amortization	76,720	50,364	21,089	13,843	11,444

EBITDA	$141,040	$130,204	$42,754	$37,440	$28,796
Non-cash (gain) loss on derivative contracts	19,995	(19,410)	—	—	—
(Gain) loss on sale of property, plant and equipment	11,446	679	203	91	(140)
Long-term incentive and equity compensation expense	2,891	—	—	—	—

Adjusted EBITDA	$175,372	$111,473	$42,957	$37,531	$28,656

(a)	Maintenance capital expenditures are defined as those capital expenditures that do not increase operating capacity or revenues from existing levels.
(b)	Represents the net charge associated with the early retirement of the senior secured notes.

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

General

We are a Delaware limited partnership formed to own and operate a rapidly growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. We have grown primarily through acquisitions of retail propane operations. Since the inception of our predecessor in November 1996 through September 30, 2006, we have acquired 59 companies, 57 propane companies and 2 midstream businesses, for an aggregate purchase price of approximately $1.4 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

During the fiscal year ended September 30, 2006, we made ten acquisitions, including Dowdle Gas, Inc. headquartered in Columbus, MS, Graeber Brothers, Inc. headquartered in Batesville, MS, Propane Gas Service, Inc. headquartered in South Windsor, CT, Atlas Gas Products, Inc. headquartered in Costonia, OH, Country Gas Inc. headquartered in Sumiton, AL, and five smaller retail propane companies, (collectively “the Acquisitions”). The aggregate purchase price for the Acquisitions, net of cash acquired was $186.3 million. The operating results for all the Acquisitions are included in our consolidated results of operations from the dates of acquisition through September 30, 2006. The purchase price allocation for Dowdle Gas, Inc. was finalized during the quarter ended September 30, 2006, and all applicable changes are reflected in the accompanying consolidated financial statements. The purchase price allocations for all other acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

For the fiscal year ended September 30, 2006, we sold approximately 360 million gallons of propane to retail customers and sold approximately 365 million gallons of propane to wholesale customers. Our retail business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. In addition to our retail business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation, supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies.

The results of operations discussed below are those of Inergy, L.P. Audited financial statements for Inergy, L.P. are included elsewhere in this Form 10-K.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are generally highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March. Our propane operations generally experience net losses in the six-month, off season of April through September.

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

In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for the period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss “normal” weather in our results of operations presented below we are referring to a 30-year average consisting of the years 1976 through 2006. We then calculate weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The prices of crude oil and natural gas have maintained historically high costs in 2005 and 2006, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We expect the historical high cost of crude oil and natural gas to remain for the foreseeable future and accordingly expect both our propane costs and our selling prices to remain at higher levels. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to our other retail customers.

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

Results of Operations

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2006 and 2005, respectively (in thousands):

	Year Ended September 30,		Change
	2006	2005	In Dollars	Percentage
Revenue	$1,387,561	$1,050,136	$337,425	32.1%
Cost of product sold	990,399	724,223	266,176	36.8

Gross profit	397,162	325,913	71,249	21.9
Operating and administrative expenses	248,139	197,082	51,057	25.9
Depreciation and amortization	76,720	50,364	26,356	52.3
Loss on disposal of assets	11,446	679	10,767	*

Operating income	60,857	77,788	(16,931)	(21.8)
Interest expense, net	(53,842)	(34,150)	(19,692)	(57.7)
Write-off of deferred financing cost	—	(6,990)	6,990	100.0
Finance charge income	2,650	1,817	833	45.8
Other income	813	235	578	246.0

Income before income taxes	10,478	38,700	(28,222)	(72.9)
Provision for income taxes	667	63	604	*

Net income	$9,811	$38,637	$(28,826)	(74.6)%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$701.1	$526.5	$174.6	33.2%	360.3	318.4	41.9	13.2%
Wholesale propane	371.2	325.1	46.1	14.2	365.3	391.3	(26.0)	(6.6)
Other retail	162.2	121.5	40.7	33.5	—	—	—	—
Storage, fractionation, and midstream	153.1	77.0	76.1	98.8	—	—	—	—

Total	$1,387.6	$1,050.1	$337.5	32.1%	725.6	709.7	15.9	2.2%

Volume. During fiscal 2006, we sold 360.3 million retail gallons of propane, an increase of 41.9 million gallons, or 13.2%, from the 318.4 million retail gallons sold in fiscal 2005. The increase in retail sales volume was principally due to the retail propane acquisitions, which combined resulted in a 99.9 million gallon increase. This increase was partially offset by an approximate 58.0 million gallon decline in comparable sales. We believe this is due primarily to a combination of warmer weather and conservation by our customers due to an approximate 19.4% higher propane cost per gallon in our retail operations in 2006 (excluding the $20.0 million non-cash loss on derivative contracts discussed below) to $1.11 per gallon compared with $0.93 per gallon in 2005 (excluding the $19.4 million non-cash gain on derivative contracts). Our retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which we operate and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was approximately 6% warmer in fiscal 2006 as compared to fiscal 2005 (and approximately 10% warmer than normal) in our retail areas of operations, we experienced erratic weather during the winter months of fiscal 2006 including the months of December 2005 and January 2006, which were approximately 9% colder and 26% warmer, respectively, than the previous year’s winter, while the month of March 2006 was 16% warmer than the month of March 2005.

Wholesale gallons delivered decreased 26.0 million gallons, or 6.6%, to 365.3 million gallons in fiscal 2006 from 391.3 million gallons in fiscal 2005. The decrease was primarily attributable to decreased sales volumes of approximately 32.5 million gallons to new and existing customers due to the warmer weather in 2006 in our wholesale areas of operations. This decrease was partially offset by an increase from acquisition-related volume, which accounted for 6.5 million gallons.

The total natural gas liquid gallons sold by our West Coast operations increased 20.5 million gallons, or 45.7%, to 65.4 million gallons in fiscal 2006 from 44.9 million gallons in fiscal 2005. This increase was attributable to the addition of natural gas liquid marketing contracts in fiscal 2006. Stagecoach had 13.25 bcf of working gas storage capacity in fiscal 2006 and 2005 which was 100% contracted on average in fiscal 2006 and 85% contracted on average from the date of acquisition (August 9, 2005) to September 30, 2005.

Revenues. Revenues in fiscal 2006 were $1.39 billion, an increase of approximately $337.5 million, or 32.1% from $1.05 billion in fiscal 2005.

Revenues from retail propane sales were $701.1 million in fiscal 2006, an increase of $174.6 million, or 33.2%, from $526.5 million in fiscal 2005. This increase was primarily the result of $189.2 million of sales related to acquisitions together with an increase of approximately $92.9 million due to higher selling prices of propane due to the higher cost of propane in 2006. These increases were partially offset by a $107.5 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $371.2 million in fiscal 2006, an increase of $46.1 million or 14.2%, from $325.1 million in fiscal 2005. Approximately $72.6 million of this increase was attributable to the higher sales price of propane and approximately $6.9 million was attributable to acquisition-related volume. These increases were offset by a decrease of $33.4 million attributable to lower sales volumes to new and existing customers due primarily to warmer weather in the wholesale areas of operations. The higher selling price in our wholesale division in 2006 compared to 2005 is the result of the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $162.2 million in fiscal 2006, an increase of $40.7 million or 33.5% from $121.5 million in fiscal 2005. This increase was primarily due to acquisitions, which contributed approximately $38.5 million of this increase.

Revenues from storage, fractionation and other midstream activities were $153.1 million in fiscal 2006, an increase of $76.1 million or 98.8% from $77.0 million in fiscal 2005. Approximately $37.8 million of this increase was due to increased volumes and sales price of natural gas liquids at our West Coast NGL operations, approximately $36.0 million of this increase was due to the August 2005 acquisition of the Stagecoach natural gas storage facility and approximately $2.3 million of the increase was due to other changes in Stagecoach revenues and other changes at our West Coast NGL operations related to fractionation, transportation, and terminaling revenues.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2006 was $420.4 million, an increase of $145.8 million or 53.1%, from $274.6 million in fiscal 2005. Approximately $79.2 million of this increase was attributable to the approximate 19.4% per gallon higher average cost of propane in our retail division. Retail propane product costs included a non-cash derivative charge of $20.0 million in 2006 related to fixed price retail propane contracts whereas 2005 retail propane product cost was net of a $19.4 million non-cash derivative gain on those contracts. A net additional increase of approximately $111.3 million of retail propane product cost is a result of retail propane acquisition-related volume described above offset by a $64.7 million decrease due to lower volumes from existing locations also as discussed above.

Wholesale propane cost of product sold in fiscal 2006 was $359.3 million, an increase of $40.5 million or 12.7%, from wholesale cost of product sold of $318.8 million in 2005. Contributing to these higher costs was an approximate $66.1 million increase due to the higher average cost of propane and an approximate $7.1 million increase was a result of acquisition-related volume. These increases were partially offset by a $32.7 million decline due to lower volumes sold in our wholesale propane areas of operations as discussed above.

Other cost of product was $99.6 million, an increase of $27.8 million, from other retail cost of product of $71.8 in fiscal 2005. Approximately $20.8 million of the increase was attributable to acquisitions and $7.0 million was attributable to other volume variances, primarily increased distillate costs.

Storage, fractionation, and other midstream cost of product sold was $111.1 million, an increase of $52.1 million, or 88.3%, from $59.0 million in fiscal 2005. Approximately $36.6 million of this increase was due to higher volumes and cost of natural gas liquids at the West Coast NGL operations, approximately $13.9 million was due to the acquisition of the Stagecoach natural gas storage facility and approximately $1.6 million of the increase was due to other changes in Stagecoach cost of sales and other changes at our West Coast NGL operations cost of sales related to fractionation, transportation, and terminaling revenues.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $62.4 million and $45.6 million in 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $15.3 million and $10.8 million in 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $280.7 million in fiscal 2006 compared to $251.9 million in fiscal 2005, an increase of $28.8 million, or 11.4%. Fiscal 2006 gross profit was negatively impacted by a $20.0 million non-cash derivatives charge while fiscal 2005 retail propane gross profit included a $19.4 million non-cash derivatives gain. Excluding these non-cash items, retail propane gross profit increased $68.2 million to $300.7 million in fiscal 2006 from $232.5 million in fiscal 2005. This $68.2 million increase was attributable to higher retail gallons sold as a result of acquisitions, which accounted for an increase of approximately $77.9 million, and improved gross profit per gallon which contributed approximately $32.6 million toward the increase. Both of these increases were partially offset by lesser retail gallon sales at existing locations resulting in a decrease in gross profit of approximately $42.3 million. The decreased gallon sales are discussed above while the increase in margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Wholesale propane gross profit was $11.9 million in fiscal 2006 compared to $6.3 million in fiscal 2005, an increase of $5.6 million or 88.9%. Approximately $6.4 million of this increase was the result of a higher margin per gallon from our existing business, partially offset by a $0.8 million decrease in wholesale volumes from our existing business as discussed above. The improved margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Other retail gross profit was $62.6 million in fiscal 2006 compared to $49.7 million in fiscal 2005, an increase of $12.9 million, or 26%, due primarily to acquisition-related increases partially offset by lesser distillate volume sales and higher distillate costs, described above. In addition, decreases in service revenues and transportation revenues consistent with decreased retail propane volume sales contributed to this decrease in other retail gross profit.

Storage, fractionation, and other midstream gross profit was $42.0 million in fiscal 2006 compared to $18.0 million in fiscal 2005, an increase of $24.0 million, or 133.3%. This increase was due primarily to the Stagecoach acquisition which accounted for $22.1 million of the increase. In addition, approximately $1.3 million of the increase was due to the increased volume and margin of natural gas liquids and an additional $0.6 million was due to other Stagecoach margins and other changes at our West Coast NGL operations margins related to fractionation, transportation, and terminaling revenues.

Operating and Administrative Expenses. Operating and administrative expenses increased $51.0 million, or 25.9%, to $248.1 million in fiscal 2006 as compared to $197.1 million in fiscal 2005. Higher costs related to acquisitions, which accounted for approximately $59.5 million of this increase, were partially offset by an $8.5 million decline in operating expenses from our existing operations. The resulting net increases in our operating and administrative expenses related primarily to increases in personnel expenses of $28.0 million, general operating expenses of $14.5 million including insurance, professional services and facility costs, and increased vehicle costs of $8.5 million.

Depreciation and Amortization. Depreciation and amortization increased $26.3 million, or 52.3%, to $76.7 million in fiscal 2006 from $50.4 million in fiscal 2005 as a result of a higher asset base primarily due to our retail propane acquisitions.

Loss on Disposal of Assets. Loss on sale of assets increased to $11.4 million in fiscal 2006 compared to $0.7 million in fiscal 2005. The loss recognized in fiscal 2006 includes an unrealized loss of approximately $6.6 million related to assets held for sale at September 30, 2006, which have been written down to their estimated selling price, in addition to realized losses of approximately $4.8 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. These assets were identified as a result of the final integration of the larger retail propane acquisitions closed since November 2004 as Inergy focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense and Write-off of Deferred Financing Costs. Interest expense increased $19.6 million, or 57.7%, to $53.8 million in fiscal 2006 as compared to $34.2 million in fiscal 2005. Interest expense increased primarily due to an increase of $208.2 million in average debt outstanding in 2006 compared to 2005 primarily as a result of net borrowings for acquisitions, and an approximate 100 basis points higher average interest rate in 2006 (7.39%) compared to 2005 (6.39%). During the fiscal year ended September 30, 2005, we recorded a charge of $7.0 million as a result of the write-off of deferred financing costs associated with the repayment of a previously existing credit agreement and a 364-day facility.

Net Income (Loss). Net income for fiscal 2006 was $9.8 million, including a non-cash loss on derivative contracts of $20.0 million, compared to net income for fiscal 2005 of $38.6 million, including a non-cash gain on derivative contracts of $19.4 million. Excluding these non-cash items, net income for fiscal 2006 was $29.8 million compared to net income for fiscal 2005 of $19.2 million. The $10.6 million increase in net income is primarily attributable to higher gross profit, offset by increased operating and administrative expenses, non-cash expenses, interest expense and loss on disposal of assets, all discussed above.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the fiscal years ended September 30, 2006 and 2005, respectively (in thousands):

	Years Ended September 30,
	2006	2005
EBITDA:
Net income (loss)	$9,811	$38,637
Interest expense, net	53,842	34,150
Write-off of deferred financing costs	—	6,990
Provision for income taxes	667	63
Depreciation and amortization	76,720	50,364

EBITDA	$141,040	$130,204
Non-cash (gain) loss on derivative contracts	19,995	(19,410)
Loss on disposal of assets	11,446	679
Long-term incentive and equity compensation expense	2,891	—

Adjusted EBITDA	$175,372	$111,473

EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. For the years ended September 30, 2006 and 2005, EBITDA was $141.0 million and $130.2 million, respectively. This $10.8 million improvement in EBITDA was primarily attributable to net higher gross profit, which more than offset the increase in cash operating expenses in 2006. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail fixed price propane sales, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses (including conversion bonuses). Adjusted EBITDA was $175.4 million for fiscal 2006 compared to $111.5 million in fiscal 2005. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

The following table summarizes the consolidated income statement components for the fiscal years ending September 30, 2005 and 2004, respectively (in thousands):

	Year Ended September 30,		Change
	2005	2004	In Dollars	Percentage
Revenue	$1,050,136	$482,496	$567,640	117.6%
Cost of product sold	724,223	359,053	365,170	101.7

Gross profit	325,913	123,443	202,470	164.0
Operating and administrative expenses	197,082	81,296	115,786	142.4
Depreciation and amortization	50,364	21,089	29,275	138.8
Loss on disposal of assets	679	203	476	234.5

Operating income	77,788	20,855	56,933	273.0
Interest expense, net	(34,150)	(7,878)	(26,272)	(333.5)
Write-off of deferred financing costs	(6,990)	(1,216)	(5,774)	(474.8)
Make whole premium charge	—	(17,949)	17,949	100.0
Swap value received	—	949	(949)	(100.0)
Finance charge income	1,817	704	1,113	158.1
Other income	235	106	129	121.7

Income (loss) before income taxes	38,700	(4,429)	43,129	973.8
Provision for income taxes	63	167	(104)	(62.3)

Net income (loss)	$38,637	$(4,596)	$43,233	940.7%

The following table summarizes revenues, including associated volume of gallons sold, for the years ending September 30, 2005 and 2004, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
Retail propane	$526.5	$196.3	$330.2	168.2%	318.4	140.7	177.7	126.3%
Wholesale propane	325.1	234.9	90.2	38.4	391.3	368.3	23.0	6.2
Other retail	121.5	21.8	99.7	457.3	—	—	—	—
Storage, fractionation, and midstream	77.0	29.5	47.5	161.0	—	—	—	—

Total	$1,050.1	$482.5	$567.6	117.6%	709.7	509.0	200.7	39.4%

Volume. During fiscal 2005, we sold 318.4 million retail gallons of propane, an increase of 177.7 million gallons, or 126.3%, from the 140.7 million retail gallons sold in fiscal 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas and 5 other retail propane companies acquired in fiscal 2005, which combined resulted in a 197.5 million gallon increase. This increase was partially offset by an approximate 19.8 million gallon decline in comparable sales. We believe this is due primarily to a combination of warmer weather and conservation by our customers due to an approximate 24% higher propane cost in our retail operations (excluding the $19.4 million non-cash gain on derivative contracts discussed below) to $0.93 per gallon on average in 2005 compared with $0.75 in 2004. Our retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which we operate and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was only approximately 1% warmer in fiscal 2005 as compared to fiscal 2004 (and approximately 6% warmer than normal) in our retail areas of operations, we experienced erratic weather during the winter months of fiscal 2005 including the months of January and February of 2005 being approximately 12% and 15%, warmer, respectively, than the same months of 2004 while the month of March 2005 was 28% colder than the month of March 2004.

Wholesale gallons delivered increased 23.0 million gallons, or 6.2%, to 391.3 million gallons in fiscal 2005 from 368.3 million gallons in fiscal 2004. This increase was primarily attributable to acquisition-related volume, which accounted for 13.2 million gallons of this increase. Additionally, increased sales volumes to new and existing customers, partially offset by the warmer weather in 2005 in our wholesale areas of operations accounted for a net increase of 9.8 million gallons.

The fractionation and throughput gallons of NGLs in our West Coast operations increased 40.1 million gallons, or 34.9%, to 154.9 million gallons in fiscal 2005 from 114.8 million gallons in fiscal 2004. These increases were all primarily attributable to increased sales volumes to new and existing customers. From August 9, 2005, the date of the Stagecoach acquisition, Stagecoach had 13.25 bcf of working gas capacity. Storage at Stagecoach was 85% contracted on average from August 9, 2005 to September 30, 2005.

Revenues. Revenues in fiscal 2005 were $1.05 billion, an increase of approximately $567.5 million, or 117.6%, from $482.5 million in fiscal 2004.

Revenues from retail propane sales were $526.5 million in fiscal 2005, an increase of $330.2 million, or 168.2%, from $196.3 million in fiscal 2004. This increase was primarily the result of $327.9 million of sales related to the Star Gas acquisition and other acquisitions together with an increase of approximately $36.4 million due to higher selling prices of propane due to the higher cost of propane in 2005. These increases were partially offset by a $34.1 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $325.1 million in fiscal 2005, an increase of $90.2 million or 38.4%, from $234.9 million in fiscal 2004. Approximately $71.1 million of this increase was attributable to the higher cost of propane, approximately $14.7 million was attributable to acquisition-related volume, and $4.4 million was attributable to volume increases generated in our wholesale propane operations. The higher selling price in our wholesale division in 2005 compared to 2004 is the result of the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $121.5 million in fiscal 2005, an increase of $99.7 million or 457.3% from $21.8 million in fiscal 2004. This increase was primarily due to the Star Gas acquisition, which contributed approximately $90.2 million of this increase.

Revenues from storage, fractionation and other midstream activities were $77.0 million in fiscal 2005, an increase of $47.5 million or 161.0% from $29.5 million in fiscal 2004. Approximately $43.7 million of this increase was due to increased volumes and sales prices of natural gas, butane, and isobutane. Approximately $3.8 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2005 was $274.6 million, an increase of $169.5 million or 161.3%, from $105.1 million in fiscal 2004. Approximately $24.6 million of this increase was attributable to the higher average cost of propane (excluding the non-cash gain on derivative contracts discussed below) in our retail division and a net additional increase of approximately $164.3 million as a result of retail propane acquisition-related volume described above in excess of the lesser volumes from existing locations. These increases were offset by a non-cash gain on derivative contracts of $19.4 million which will reverse in the first two quarters of fiscal 2006 as the physical gallons are delivered to retail customers.

Wholesale propane cost of product sold in fiscal 2005 was $318.8 million, an increase of $89.7 million or 39.2%, from wholesale cost of product sold of $229.1 million in 2004. Approximately $71.0 million of this increase was a result of the higher average cost of product, approximately $14.4 million of this increase was a result of acquisition-related volume, and approximately $4.3 million of this increase was the result of higher volumes experienced in our wholesale propane areas of operations.

Other retail cost of product was $71.8 million, an increase of $64.7 million, from other retail cost of product of $7.1 in fiscal 2004. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $59.0 million, an increase of $41.2 million, or 231.5%, from $17.8 million in fiscal 2004. Approximately $40.5 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutane at the West Coast NGL operations, and approximately $0.7 million was due to acquisition-related volume from the Stagecoach natural gas storage facility.

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

Gross Profit. Retail propane gross profit was $251.9 million in fiscal 2005 compared to $91.2 million in fiscal 2004, an increase of $160.7 million, or 176.2%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions, which accounted for approximately $142.8 million, an increase attributable to a non-cash gain of $19.4 million on derivative contracts discussed above, as well as an increase in margin per gallon, which resulted in an increase of approximately $11.8 million. These increases were partially offset by lower retail propane gross profit of approximately $13.3 million at our existing locations as a result of lower volume sales discussed above. The increase in margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Wholesale propane gross profit was $6.3 million in fiscal 2005 compared to $5.8 million in fiscal 2004, an increase of $0.5 million or 8.6%. Approximately $0.2 million of this increase was a result of increased margin per gallon from our existing business and $0.3 million of the increase was due to acquisition-related volume and increased wholesale volumes from our existing business.

Other retail gross profit was $49.7 million in fiscal 2005 compared to $14.7 million in fiscal 2004, an increase of $35.0 million, or 238.1%. This increase was due primarily to acquisition-related volume.

Fractionation, storage, and other midstream gross profit was $18.0 million in fiscal 2005 compared to $11.7 million in fiscal 2004, an increase of $6.3 million, or 53.8%. This increase was due primarily to acquisition-related volume of $3.3 million and $3.0 million due to increased volumes and margins to existing customers.

Operating and Administrative Expenses. Operating and administrative expenses increased $115.8 million, or 142.4%, to $197.1 million in fiscal 2005 as compared to $81.3 million in fiscal 2004. The increase in our operating and administrative expenses were primarily attributable to acquisition-related costs, including increases in personnel expenses of $70.3 million, general operating expenses of $32.9 million including insurance, professional services and facility costs, and increased vehicle costs of $12.6 million.

Depreciation and Amortization. Depreciation and amortization increased $29.3 million, or 138.8%, to $50.4 million in fiscal 2005 from $21.1 million in fiscal 2004 as a result of retail propane acquisitions and the acquisition of the Stagecoach natural gas storage facility.

Interest Expense. Interest expense increased $26.3 million, or 333.5%, to $34.2 million in fiscal 2005 as compared to $7.9 million in fiscal 2004. Interest expense increased primarily due to an increase of $368.8 million in average debt outstanding in 2005 compared to 2004 primarily as a result of net borrowings for acquisitions, and an approximate 1.4% higher average interest rate in 2005 compared to 2004.

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

Net Income (Loss). Net income for fiscal 2005 was $38.6 million compared to a net loss of $4.6 million in fiscal 2004. Net income for fiscal 2005 includes a non-cash gain on derivative contracts of $19.4 million. The net loss in fiscal 2004 was primarily a result of net charges of $18.2 million associated with the early retirement of the senior secured notes.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the fiscal years ending September 30, 2005 and 2004, respectively (in thousands):

	Years Ended September 30,
	2005	2004
EBITDA:
Net income (loss)	$38,637	$(4,596)
Interest expense, net	34,150	7,878
Interest expense related to make whole premium charge	—	17,949
Interest income related to swap value received	—	(949)
Write-off of deferred financing costs	6,990	1,216
Provision for income taxes	63	167
Depreciation and amortization	50,364	21,089

EBITDA	$130,204	$42,754
Non-cash gain on derivative contracts	(19,410)	—
Loss on sale of property, plant and equipment	679	203

Adjusted EBITDA	$111,473	$42,957

EBITDA and Adjusted EBITDA. EBITDA is defined as income before taxes, plus net interest expense (inclusive of write-off of deferred financing costs) and depreciation and amortization expense. For the years ended September 30, 2005 and 2004, EBITDA was $130.2 million and $42.8 million, respectively. This $87.4 million improvement in EBITDA was primarily attributable to increased sales volumes, higher retail propane margins, and a non-cash gain on derivative contracts associated with retail fixed price propane sales partially offset by an increase in operating and administrative expenses. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the non-cash gain or loss on certain derivative contracts associated with retail fixed price propane sales, the gain or loss on the sale of fixed assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $111.5 million for fiscal 2005 compared to $43.0 million in fiscal 2004. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Liquidity and Sources of Capital

Capital Resource Activities

In September 2005, we issued 6,500,000 common units to unrelated third parties resulting in net proceeds after underwriters’ discounts, commissions, and offering expenses of $180.4 million. These proceeds were obtained to repay borrowings under our Credit Agreement (as defined below), which were incurred to make certain acquisitions, including the acquisition of the Stagecoach natural gas storage facility.

In October 2005, the underwriters of the 6,500,000 common unit offering exercised a portion of their over-allotment and we issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.7 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the Credit Agreement.

On January 11, 2006, we and our wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. See “Senior Unsecured Notes” section below for further information.

On March 23, 2006, our shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In June 2006, we issued 4,312,500 common units, under the shelf registration statement, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. There is approximately $896.9 million remaining available under this shelf. No further partnership securities or debt securities have been offered under the shelf registration except as described above.

We have identified growth projects related to our Stagecoach and West Coast NGL midstream assets that are expected to require a capital investment of approximately $225 million to complete. Through September 30, 2006, we have invested approximately $20.6 million toward completion of these projects. These projects include expansion of our Stagecoach natural gas storage facility, which is expected to increase our working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to our existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by fall of 2007. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify our supply sources and provide interruptible wheeling opportunities to its shipper community. In addition, we presently have an agreement with a customer of Stagecoach whereby that customer provides certain asset management services through utilization of its firm storage capacity and related firm transportation on Tennessee Gas Pipeline. The agreement expires in June 2007 at which time we will either renegotiate this agreement, execute a similar agreement with a different customer or internalize these asset management services within Stagecoach with an additional investment of approximately $26 million. However, we are presently in negotiations with another customer and expect to execute a new asset management services agreement prior to June 2007. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by January 2008.

Cash Flows and Contractual Obligations

Net operating cash inflows were $104.4 million and $87.6 million for fiscal years ending September 30, 2006 and 2005, respectively. The $16.8 million increase in operating cash flows was primarily attributable to an increase in gross profit and an increase related to net changes in working capital balances. These higher operating cash flows were partially offset by a reduction of net income as a result of higher operating expenses and interest expense.

Net investing cash outflows were $210.9 million and $840.6 million for the fiscal years ending September 30, 2006 and 2005, respectively. We funded acquisitions of $187.2 million in 2006 compared to $810.1 million in 2005, a decrease of $622.9 million. Additionally, proceeds from the sale of assets increased $7.3 million in fiscal year 2006 compared to fiscal year 2005, which reduced cash outflows from investing activities. These reductions in net investing cash outflows related to acquisitions and proceeds from the sale of assets were partially offset by an increase of $0.4 million in capital expenditures and a slight increase in deferred financing and acquisition costs.

Net financing cash inflows were $109.0 million and $760.2 million for the fiscal years ending September 30, 2006 and 2005, respectively. Net financing cash inflows were primarily impacted by $187.2 million and $810.1 million of acquisitions financed in 2006 and 2005, respectively. The lesser acquisitions financed in 2006 versus 2005 were the primary reason for a $325.7 million period to period decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $308.2 million decrease in proceeds from the issuance of common units. Net financing cash outflows were also impacted by a $39.8 million period to period increase in distributions, partially offset by a $4.1 million increase due to the exercise of stock options and $18.4 million decrease in the payments for deferred financing costs.

At September 30, 2006 and 2005, we had goodwill of $332.4 million and $249.2 million, representing approximately 20% and 17% of total assets, respectively. This goodwill is attributable to our acquisitions.

At September 30, 2006, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$1,072,902	$65,927	$102,801	$107,762	$796,412
Amount of principal and interest to be paid on other long-term obligations	11,449	2,626	8,823	—	—
Future minimum lease payments under noncancelable operating leases	22,287	6,402	9,134	3,667	3,084
Fixed price purchase commitments	356,454	354,468	1,986	—	—
Standby letters of credit	32,924	29,486	3,248	190	—

(a)	$147.7 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 7.08% and 8.50% at September 30, 2006. These rates have been applied for each period presented in the table.

In addition to our fixed price purchase commitments, we also have forward purchase energy contracts. As of September 30, 2006, total energy contracts had an outstanding net fair value of $(2.8) million, as compared to a net fair value of $8.8 million as of September 30, 2005. This $11.6 million decrease includes a net decrease in fair value of $6.6 million from energy contracts settled during the 2006 fiscal year period and a net decrease of $4.4 million from other changes in fair value related to net unrealized losses on energy contracts still outstanding at the end of fiscal 2006. Of the outstanding fair value as of September 30, 2006, all energy contracts mature within fifteen months.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital.

Description of Credit Facility

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants as further described below. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its subsidiaries and the pledge of all of the equity interests or membership interests in its subsidiaries. In addition, the Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 7.08% and 8.50% at September 30, 2006. At September 30, 2006, there was no amount outstanding under the Acquisition Facility and $22.7 million under the Working Capital Facility. Unused borrowings under the Credit Agreement amounted to $369.4 million and $276.2 million at September 30, 2006 and 2005, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $32.9 million and $22.0 million at September 30, 2006 and 2005, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

At our option, loans under the Credit Agreement bear interest at either the prime rate or LIBOR (preadjusted for reserves), plus, in each case, an applicable margin. The applicable margin varies quarterly based on its leverage ratio. Inergy also pays a fee based on the average daily unused commitments under the Credit Agreement.

We are required to use 50% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business, sales of assets among Inergy and its domestic subsidiaries, and the sale or disposition of obsolete or worn-out equipment) to reduce borrowings under the Credit Agreement during any fiscal year in which unapplied net cash proceeds are in excess of $50 million. Any such mandatory prepayments are first applied to reduce borrowings under the Acquisition Facility and then under the Working Capital Facility.

In addition, the Credit Agreement contains various covenants limiting our ability to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the Credit Agreement or in excess of available cash;

•	permit operating lease obligations to exceed $20 million in any fiscal year;

•	enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which we have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of Inergy or its subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	Inergy’s $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on January 11, 2006;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of ours and our subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•	the ratio of our total funded debt to consolidated EBITDA is less than 5.0 to 1.0 on a pro forma basis;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•	other than in connection with the 6.875% and 8.25% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

The Credit Agreement contains the following financial covenants:

•	the ratio of our total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0 for any period of two consecutive fiscal quarters immediately following an acquisition with a purchase price in excess of $100 million and 4.75 to 1.0 at all other times.

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

Each of the following is an event of default under the Credit Agreement:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the Credit Agreement or any ancillary document related to the credit facility for 30 days;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy or its material subsidiaries;

•	impairment of the enforceability or the validity of agreements relating to the Credit Agreement;

•	judgments exceeding $2.5 million (to the extent not covered by insurance) against Inergy or any of its subsidiaries are undischarged or unstayed for 30 consecutive days;

•	certain defaults under ERISA that could reasonably be expected to result in a material adverse effect on Inergy; or

•	the occurrence of certain change of control events with respect to Inergy.

On October 10, 2006, we amended the Credit Agreement with existing lenders to, among other changes, increase to $125.0 million the effective amount of working capital borrowings available through the utilization of the acquisition revolver.

Senior Unsecured Notes

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (the “2016 Senior Notes”) in a private placement to eligible purchasers.

The 2016 Senior Notes contain covenants similar to our existing senior unsecured notes due 2014. We used the net proceeds of the offering to repay outstanding indebtedness under our revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of ours and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2016 Senior Notes are jointly and severally guaranteed by all of our current domestic subsidiaries and have certain call features which allow us to redeem the notes at specified prices based on date redeemed.

On May 18, 2006, we completed an offer to exchange our existing 8.25% 2016 Senior Notes for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

Before March 1, 2009, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of a public or private equity offering at 108.25% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 150 days of the date of the closing of such equity offering.

The 2016 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.125%
2012	102.750%
2013	101.375%
2014 and thereafter	100.000%

2014 Senior Notes

On December 22, 2004, we completed a private placement of $425 million in aggregate principal amount of our 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). We used the net proceeds from the 2014 Senior Notes to repay all amounts drawn under a 364-day credit facility which was entered into in order to fund the acquisition of Star Gas and is no longer available to us, with the $39.9 million remaining balance of the net proceeds applied to the Acquisition Facility.

The 2014 Senior Notes represent senior unsecured obligations of ours and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2014 Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of our non-guarantor subsidiaries. The 2014 Senior Notes rank senior in right of payment to all of our future subordinated indebtedness.

The 2014 Senior Notes are jointly and severally guaranteed by all of our current domestic subsidiaries. The subsidiaries guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries. The subsidiaries guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to Inergy). The subsidiaries guarantees rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

In October 2005, we completed an offer to exchange our existing 2014 Senior Notes for $425 million of 6.875% senior notes due 2014 (the “2014 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2014 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

Before December 15, 2007, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes with the net proceeds of a public or private equity offering at 106.875% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The 2014 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by us for the fiscal year ended September 30, 2008. We will be evaluating the potential financial statement impact of SFAS 157 to our consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be evaluating the potential financial statement impact of SFAS 155 to our consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on our consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in SFAS No. 143, “Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was required to be adopted by us for the fiscal year ended September 30, 2006. We have evaluated the impact of FIN 47 and determined that it does not have a material effect on our financial statements in the current year as well as all prior years considered.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We have evaluated the impact of EITF 04-13 and determined that it does not have a material effect on our financial position, results of operations and cash flows.

Critical Accounting Policies

Accounting for Price Risk Management. We use certain derivative financial instruments to (i) manage our exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of propane and heating oil will be available; and (iii) manage our exposure to interest rate risk. We record all derivative instruments on the balance sheet as either assets or liabilities measured at estimated fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments, primarily resulting from variability in supply and demand, are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

On the date the derivative contract is entered into, we generally designate specific derivatives as either a hedge of the fair value of a recognized asset or liability (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We use regression analysis or the dollar offset method to assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, we continue to carry the derivative on the balance sheet at fair value, and recognize changes in the fair value of the derivative through current-period earnings.

We are a party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Our overall objective for entering into fair value hedges is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of our inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period.

We also enter into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition. Sales of propane and other liquids are recognized at the later of the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

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

Under the provisions of SFAS 142, we completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2006.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The value of the assets to be disposed of is estimated at the date a commitment to dispose the asset is made.

Self-Insurance. We are insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

Factors That May Affect Future Results of Operations, Financial Condition or Business

•	We may not be able to generate sufficient cash from operations to allow us to pay the minimum quarterly distribution.

•	Since weather conditions may adversely affect the demand for propane, our financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

•	If we do not continue to make acquisitions on economically acceptable terms, our future financial performance will be reliant upon internal growth and efficiencies.

•	We cannot assure you that we will be successful in integrating our recent acquisitions.

•	Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profit margins.

•	Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

•	The highly competitive nature of the retail propane business could cause us to lose customers, thereby reducing our revenues.

•	If we are not able to purchase propane from our principal suppliers, our results of operations would be adversely affected.

•	Competition from alternative energy sources may cause us to lose customers, thereby reducing our revenues.

•	Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

•	Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and war or risk of war may adversely impact our results of operations.

•	We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

•	Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental regulatory costs.

•	Energy efficiency and new technology may reduce the demand for propane.

•	Due to our lack of asset diversification, adverse developments in our propane business would reduce our ability to make distributions to our unitholders.

See “Item 1A—“Risk Factors” for further discussion of factors that could impact our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2006, we had floating rate obligations totaling approximately $147.7 million including amounts borrowed under our Credit Agreement and interest rate swaps, which convert fixed rate debt associated with the same amount of principal of our 2014 Senior Notes to floating, with aggregate notional amounts of $125 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2006 levels, our combined interest expense would change by a total of approximately $1.5 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

We engage in hedging and risk management transactions, including various types of forward contracts, options, swaps and futures contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our purchase obligations and our sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2006 and 2005 (in millions):

	September 30,
	2006		2005
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane and heating oil (barrels)	8.0	7.5	11.0	12.7
Natural gas (MMBTU’s)	5.5	5.4	1.9	1.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2006 and September 30, 2005 was assets of $46.2 million and $58.4 million, respectively, and liabilities of $49.0 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to all price risk management activities, including Wholesale inventory accounted for under a fair value hedge, and propane based financial instruments, for the years ended September 30, 2006, 2005 and 2004 of $(39.5) million, $24.1 million, and $(1.2) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in Accumulated Other Comprehensive Income at September 30, 2006. Included in the above $24.1 million from the previous year is a non-cash gain of $19.4 million related to derivative contracts. No similar gain or loss was recognized in the year ended September 30, 2004. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2006 and 2005 where settlement has not yet occurred (in thousands):

	Year Ended September 30, 2006	Year Ended September 30, 2005
Net fair value gain (loss) of contracts outstanding at beginning of year	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the year	—	1,881
Net change in physical exchange contracts	(592)	1,508
Change in fair value of contracts attributable to market movement during the year	(4,400)	16,689
Realized gains	(6,639)	(4,668)

Net fair value of contracts outstanding at end of year	$(2,847)	$8,784

We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models.

Of the outstanding unrealized gain (loss) as of September 30, 2006 and 2005, $(2.7) million and $8.8 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were not significant.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in no significant change in the market value of the contracts as there were approximately 0.3 million gallons of net unbalanced positions at September 30, 2006.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of September 30, 2006. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the acquisitions of Dowdle Gas, Inc., Graeber Brothers, Inc., Propane Gas Service, Inc., Atlas Gas Products, Inc., Country Gas Inc., and five smaller acquisitions, (collectively “the Acquisitions”) which were acquired during fiscal 2006 and are included in the 2006 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2006. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $132.5 million and $144.1 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2006, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 30, 2006 on our assessment and on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our Managing General Partner Manages Inergy, L.P.

Inergy GP, LLC, our managing general partner, manages our operations and activities. Our managing general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our managing general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partners and their affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the managing general partner is also subject to the approval of a successor managing general partner by the vote of the holders of a majority of the outstanding common units. Unitholders do not directly or indirectly participate in our management or operation. Our managing general partner owes a fiduciary duty to the unitholders. Our managing general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Whenever possible, our managing general partner intends to incur indebtedness or other obligations that are nonrecourse.

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

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers of our managing general partner and are subject to the oversight of the directors of our managing general partner. The board of directors of our managing general partner is presently composed of six directors.

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

Executive Officers and Directors	Age	Position with our Managing General Partner
John J. Sherman	51	President, Chief Executive Officer and Director

Phillip L. Elbert	48	Executive Vice President—Propane Operations and Director

David G. Dehaemers, Jr.	46	Executive Vice President—Corporate Development

R. Brooks Sherman, Jr.	41	Senior Vice President and Chief Financial Officer

Carl A. Hughes	52	Vice President—Business Development

Laura L. Ozenberger	48	Vice President—General Counsel and Secretary

Andrew L. Atterbury	33	Vice President—Corporate Strategy

Warren H. Gfeller	54	Director

Arthur B. Krause	65	Director

Robert A. Pascal	72	Director

Robert D. Taylor	59	Director

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

Phillip L. Elbert. Mr. Elbert has served as Executive Vice President—Propane Operations and director since March 2001. He joined our predecessor as Executive Vice President—Operations in connection with our acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer from 1981 to 1987. He also serves as the Executive Vice President—Propane Operations of Inergy Holdings GP, LLC.

David G. Dehaemers, Jr. Mr. Dehaemers has served as Executive Vice President—Corporate Development since September 2003. Prior to joining Inergy, Mr. Dehaemers served as the Vice President—Corporate Development of Kinder Morgan G.P., Inc. (the general partner of Kinder Morgan Energy Partners, L.P.) and Kinder Morgan, Inc. from 2000 until 2003. He served as Vice President and Chief Financial Officer of Kinder Morgan, Inc. from 1999 until 2000. He served as Vice President, Chief Financial Officer and Treasurer of Kinder Morgan G.P., Inc. from 1997 until 2000.

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

Carl A. Hughes. Mr. Hughes has served as Vice President of Business Development since March 2001. He joined our predecessor as Vice President of Business Development in 1998. From 1996 through 1998, he served as a regional manager for Dynegy Inc., responsible for propane activities in 17 midwestern and northeastern states. From 1993 through 1996, Mr. Hughes served as a regional marketing manager for LPG Services Group. From 1985 through 1992, Mr. Hughes was employed by Ferrellgas where he served in a variety of management positions.

Laura L. Ozenberger. Ms. Ozenberger has served as Vice President—General Counsel and Secretary since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments, including Assistant Corporate Secretary from 1996 through 2003. Prior to 1990, Ms. Ozenberger was in a private legal practice. She also serves as Vice President—General Counsel and Secretary of Inergy Holdings GP, LLC.

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

Robert D. Taylor. Mr. Taylor joined our managing general partner’s board of directors in May 2005. Mr. Taylor, a CPA, has served as president and chief executive officer of Executive AirShare Corporation, an aircraft fractional ownership company, since November 2001. From August 1998 until September 2001, Mr. Taylor was president of Executive Aircraft Corporation, which sold, maintained and refurbished corporate jets. In August 2002, Executive Aircraft Corporation filed a petition for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Kansas and has subsequently emerged from court protection. Mr. Taylor serves as a director of Blue Valley BanCorp. and Elecsys Corporation. Mr. Taylor is also a trustee of the University of Kansas Endowment Fund and a member of the Advisory Board for the University of Kansas School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2006, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

Summary Compensation Table

									Long Term Compensation
		Annual Compensation							Awards			Payouts
Name and Principal Position	Fiscal Year	Salary		Bonus			Other Annual Compen- sation ($)(1)		Restricted Stock Awards ($)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)		All Other Compen- sation ($)
John. J. Sherman President and Chief Executive Officer	2006 2005 2004	$ $ $	300,000 251,506 250,000	$ $ $	300,000 300,000 —		$ $ $	— — —	$ $ $	— — —	— — —	$ $ $	— — —	$ $ $	625,000 — —	(2)

Phillip L. Elbert Executive Vice President Propane Operations	2006 2005 2004	$ $ $	240,000 236,667 200,000	$ $ $	240,000 240,000 —		$ $ $	— — —	$ $ $	— — —	— — —	$ $ $	— — —	$ $ $	250,000 125,000 125,000	(2) (2) (2)

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2006 2005 2004	$ $ $	200,000 178,409 170,000	$ $ $	200,000 300,000 —	(3)	$ $ $	— — —	$ $ $	— — —	— — —	$ $ $	— — —	$ $ $	100,000 50,000 50,000	(2) (2) (2)

Laura L. Ozenberger Vice President, General Counsel and Secretary	2006 2005 2004	$ $ $	189,363 155,637 155,000	$ $ $	175,000 275,000 —	(3)	$ $ $	— — —	$ $ $	— — —	— — —	$ $ $	— — —	$ $ $	200,000 — —	(2)

Carl A. Hughes Vice President-Business Development	2006 2005 2004	$ $ $	175,000 126,425 125,000	$ $ $	175,000 175,000 —		$ $ $	— — —	$ $ $	— — —	— — —	$ $ $	— — —	$ $ $	400,000 — —	(2)

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(2)	Payment of a bonus conditioned upon the conversion of subordinated units.
(3)	Includes a non-recurring payment of a bonus of $100,000 paid by Inergy Holdings, LP as a result of the completion of the initial public offering of Inergy Holdings, LP.

There were no grants of unit options under the Inergy Long Term Incentive Plan to a named executive officer during fiscal 2006. However, in 2005 the following named executive officers were granted 40,000 unit options under the Inergy Holdings Long Term Incentive Plan: Phillip L. Elbert, R. Brooks Sherman and Laura L. Ozenberger. In 2005, Carl A. Hughes was granted 30,000 unit options under the Inergy Holdings Long Term Incentive Plan.

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held under the Inergy Long Term Incentive Plan as of September 30, 2006.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2006 Option Values

Name	Units Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexercised In- the-Money Options at September 30, 2006(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	$—	$—
Phillip L. Elbert	111,000	1,767,601	—	—	$—	$—
R. Brooks Sherman, Jr.	55,500	905,558	—	20,000	$—	$250,400
Laura L. Ozenberger	—	—	—	50,000	$—	$577,000
Carl A. Hughes	—	—	77,700	—	$1,261,848	$—

(1)	Based on the $27.24 per unit fair market value of our common units on September 29, 2006, the last trading day of fiscal 2006, less the option exercise price.

Employment Agreements

The following named executive officers have entered into employment agreements with our company:

•	John J. Sherman, President and Chief Executive Officer;

•	Phillip L. Elbert, Executive Vice President—Propane Operations;

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Laura L. Ozenberger, Vice President—General Counsel and Secretary; and

•	Carl A. Hughes, Vice President—Business Development

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

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of approximately three or five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$300,000

• Phillip L. Elbert	$240,000

• R. Brooks Sherman, Jr.	$200,000

• Laura L. Ozenberger	$175,000

• Carl A. Hughes	$175,000

These employees are reimbursed for all expenses in accordance with the managing general partner’s policies. They are also eligible for fringe benefits normally provided to other members of executive management and any other benefits agreed to by the managing general partner. Each of these employees is eligible to participate in the Inergy Long Term Incentive Plan.

All of the individuals are each eligible for annual performance bonuses upon meeting certain established criteria for each year during the term of his or her employment. For the fiscal year ended September 30, 2006, the amount of the annual performance bonus for these individuals was primarily based upon attaining certain levels of growth in distributable cash flow per unit.

Unless waived by the managing general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, or (ii) the performance bonus, the individual must have been continuously employed by the managing general partner or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner.

With respect to each of the named executive officers, in the event such person’s employment is terminated without cause, we will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

Pursuant to the partnership agreement, we will reimburse Inergy Holdings or its affiliates for all expenses of the employment of these individuals related to our activities.

Long-Term Incentive Plan

Our managing general partner sponsors the Inergy Long-Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The summary of the long-term incentive plan contained herein does not purport to be complete but outlines its material provisions. The long-term incentive plan permits the grant of awards covering an aggregate of 1,735,100 common units which are granted in the form of unit options, phantom units and/or restricted units. Through September 30, 2006, we have granted an aggregate of 1,067,564 unit options and 58,756 restricted units pursuant to the Inergy Long-Term Incentive Plan. The plan is administered by the compensation committee of the managing general partner’s board of directors.

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

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of the common unit. We have not granted phantom units under the long-term incentive plan. In the future, the compensation committee may determine to make grants of phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee determines. The compensation committee will determine the period over which phantom units granted to employees and members of our board will vest. The committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the phantom units will vest upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

The company intends the issuance of any common units upon vesting of the phantom units under the plan to serve as a means of incentive compensation for the performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

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

Unit Purchase Plan

Our managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from us, our general partners or any other person. All purchases made have been in market transactions, although our plan allows us to issue additional units. We have reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases under this plan in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in our common units. Common units purchased through the unit purchase plan for the fiscal years ended September 30, 2006, 2005 and 2004 were 12,159 units, 10,496 units, and 9,518 units, respectively.

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

Compensation of Directors

Officers of our managing general partner who also serve as directors will not receive additional compensation. Mr. Gfeller received an option under our long term incentive plan for 44,400 common units at an exercise price of $11.00 (based on the initial public offering price—split adjusted). Upon joining the board of directors, Mr. Krause received an option under our long-term incentive plan for 40,000 common units at an exercise price of $16.87 (split adjusted) and upon joining the board of directors, Mr. Taylor received an option under our long-term incentive plan for 20,000 common units at an exercise price of $31.32 (equal to the closing trading price on the NASDAQ National Market of our common units on the grant date). In addition, each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended and $1,000 per compensation, audit, or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. Furthermore, each non-employee director receives an annual grant of restricted units under the long term incentive plan equal to $25,000 in value. On April 3, 2006 Messrs. Geller, Krause, Taylor and Pascal each received 939 restricted units under the long term incentive plan. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our managing general partner oversees the compensation of our executive officers. Arthur B. Krause and Warren H. Gfeller serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of November 1, 2006, regarding the beneficial ownership of our units by:

•	each person who then beneficially owned more than 5% of such units then outstanding,

•	each of the executive officers of our managing general partner,

•	each of the directors of our managing general partner, and

•	all of the directors and executive officers of our managing general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Percentage of Total Limited Partner Units Beneficially Owned

Inergy Holdings, L.P.(2)	3,787,340	8.4%	8.4%

Bonavita, Inc. (fka United Propane, Inc.)(3) (7) 203 Romancoke Rd. Stevensville, MD 21666	2,289,269	5.1%	5.1%

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(4) 1800 Avenue of the Stars, 2nd FL Los Angeles, CA 90067	3,704,596	8.2%	8.2%

John J. Sherman Trusts(5)	3,862,483	8.5%	8.5%

Phillip L. Elbert	—	—	—

Andrew L. Atterbury	20,000	*	*

David G. Dehaemers, Jr.	8,000	*	*

R. Brooks Sherman, Jr.	3,320	*	*

Laura L. Ozenberger	3,663	*	*

Carl A. Hughes	90,065	0.2%	0.2%

Warren H. Gfeller(6),(7)	58,067	0.1%	0.1%

Arthur B. Krause(7)	13,439	*	*

Robert D. Taylor(7)	12,694	*	*

Robert A. Pascal(3),(7)	2,289,269	5.1%	5.1%

All directors and executive officers as a group (11 persons)	6,361,000	14.1%	14.1%

*	less than 1%
(1)	Unless otherwise indicated, the address of each person listed above is: Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112. All persons listed have sole voting power and investment power with respect to their units unless otherwise indicated.
(2)	Of the common units indicated as beneficially owned by Inergy Holdings, 2,837,034 units are held by New Inergy Propane, 789,202 units are held by IPCH Acquisition Corp., both wholly-owned subsidiaries of Inergy Holdings, and 161,104 are held directly by Inergy Holdings. In addition, Inergy Holdings holds 769,941 Special Units that will convert to common units at a specified conversion rate upon the commercial operations of the Phase II expansion project of our natural gas storage facility (Stagecoach).
(3)	Bonavita, Inc., a Maryland corporation, formerly known as United Propane, Inc, and Inergy Propane, LLC entered into an asset purchase agreement for substantially all the propane assets of United Propane, Inc. in exchange for units in Inergy, LP. Mr. Robert A. Pascal, as sole shareholder of United Propane, Inc., is deemed beneficial owner of the partnership units in Inergy, L.P. held by United Propane, Inc.
(4)	Information as to the number of common units is furnished in reliance upon the Schedule 13G’s of the corresponding entities or individuals.
(5)	Mr. Sherman holds an ownership interest in Inergy Holdings through the John J. Sherman Revocable Trust, the John J. Sherman 2005 Grantor Retained Annuity Trusts I and II and has voting control. As trustee of the John J. Sherman Revocable Trust, Mr. John Sherman may be deemed to beneficially own 3,862,483 common units. Of these units 789,202 are held by IPCH Acquisition Corp., a wholly-owned subsidiary of Inergy Holdings L.P. (formerly Inergy Holdings, LLC.), 2,837,034 units are held by New Inergy Propane, LLC, of which Inergy Holdings L.P. (formerly Inergy Holdings, LLC) has 100% voting control, 161,104 common units are held by Inergy Holdings, L.P. (formerly Inergy Holdings, LLC.). Mr. Sherman disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest. The remaining 75,143 common units are held by the John J. Sherman Revocable Trust or by John J. Sherman.
(6)	Mr. Gfeller in his capacity as managing member of Clayton-Hamilton, LLC may be deemed to beneficially own 12,728 common units held by Clayton-Hamilton.
(7)	Includes 939 restricted units granted under the Inergy, L.P. Long-Term Incentive Plan, as amended. The restricted units vest at a rate of 33.33% on each anniversary of the grant date.

The following table shows the beneficial ownership as of November 1, 2006 of Inergy Holdings, L.P. of the directors and executive officers of our managing general partner, the directors and executive officers of the general partner of Inergy Holdings, L.P., and each person who beneficially owned more than 5% of such units outstanding. As reflected above, Inergy Holdings owns our managing general partner, non-managing general partner, incentive distribution rights and, through subsidiaries, approximately 8.4% of our outstanding limited partner units.

Name of Beneficial Owner (1)	Inergy Holdings, L.P. Percent of Class
John J. Sherman Trusts(2)	42.74%
David G. Dehaemers, Jr.(3)	7.60%
Phillip L. Elbert(4)	5.35%
Paul E. McLaughlin(5)	5.34%
William C. Gautreaux(6)	5.22%
Andrew L. Atterbury	5.25%
Carl A. Hughes(7)	4.76%
R. Brooks Sherman Jr.	2.31%
Laura L. Ozenberger	*
Warren H. Gfeller	*
Arthur B. Krause	*
Richard T. O’Brien	—
Robert A. Pascal	*
Robert D. Taylor	—
All directors and executive officers as a group (12 persons)	68.14%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112, other than Paul E. McLaughlin, whose address is 1201 Walnut, Kansas City, Missouri 64141.
(2)	Mr. Sherman may be deemed to beneficially own (i) the 7,977,347 common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee, (ii) the 249,395 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust I under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iii) the 320,153 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust II under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iv) Mr. Sherman holds 225 units through the Employee Unit Purchase Plan.
(3)	Mr. Dehaemers may be deemed to beneficially own the 107,272 common units held by the David G. Dehaemers, Jr. 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Dehaemers serves as co-trustee.
(4)	Mr. Elbert may be deemed to beneficially own (i) the 120,675 common units held by the Phillip L. Elbert 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, (ii) the 40,225 common units held by the Charles W. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, and (iii) the 40,225 common units held by the Lauren E. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee.
(5)	Mr. McLaughlin may be deemed to beneficially own (i) 241,350 the common units held by the Paul E. McLaughlin 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. McLaughlin serves as co-trustee, and (ii) 826,205 common units held by the Paul E. McLaughlin Revocable Trust under trust indenture dated April 24, 2003 of which Mr. McLaughlin serves as co-trustee.
(6)	Mr. Gautreaux may be deemed to beneficially own (i) the 843,796 common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee, and (ii) the 120,675 common units held by the William C. Gautreaux 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Gautreaux serves as co-trustee.
(7)	Mr. Hughes may be deemed to beneficially own (i) the 710,442 common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, of which Mr. Hughes serves as the trustee, and (ii) the 241,350 common units held by the Carl A. Hughes 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Hughes serves as co-trustee.

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

On May 1, 2004, Inergy Propane, LLC entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on our managing general partner’s board of directors.

In connection with the financing of our Phase II expansion rights on the Stagecoach natural gas storage facility, our board of directors established an independent committee to determine whether the issuance of Special Units, as described below, was in our best interest. The independent committee engaged an independent legal advisor and an independent financial advisor, who issued an opinion that the transaction was fair from a financial point of view. On August 9, 2005 we entered into the Special Unit Purchase Agreement with Inergy Holdings L.P. Inergy Holdings purchased 769,941 special units (the “Special Units”) for $25 million in cash from us. These units are not entitled to current cash distributions, but are convertible to our common units at a special conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the common units ending August 8, 2005.

On August 9, 2005, we also entered into a separate Registration Rights Agreement with Inergy Holdings relating to the Special Units that allows for the registered resale of these units. On February 10, 2006 we filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the Special Units.

On occasion, Inergy Holdings reimburses us for expenses paid on behalf of Inergy Holdings. When we have a receivable from Inergy Holdings it is included in prepaid expenses and other current assets on our consolidated balance sheet. At September 30, 2006 we did not have an amount due from Inergy Holdings.

Distributions and Payments to the Managing General Partner and the Non-managing General Partner

Distributions and payments are made by us to our managing general partner and its affiliates in connection with our ongoing operation. These distributions and payments were determined by and among affiliated entities and are not the result of arm’s length negotiations.

Cash distributions will generally be made approximately 99% to the limited partner unitholders, including affiliates of the managing general partner as holders of common units and approximately 1% to the non-managing general partner. In addition, when distributions exceed the target levels in excess of the minimum quarterly distribution, Inergy Holdings is entitled to receive increasing percentages of the distributions, up to 48% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our non-managing general partner and its affiliates would receive a distribution of approximately $0.6 million on the approximate 1% general partner interest and a distribution of approximately $4.5 million on their common units.

Our managing general partner and its affiliates will not receive any management fee or other compensation for the management of us. Our managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on our behalf. For the fiscal years ended September 30, 2006, 2005 and 2004 the expense reimbursement to our managing general partner and its affiliates was approximately $8.7, $3.0, and $2.9 million, respectively, with the reimbursement related primarily to personnel costs.

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

Rights of our Managing General Partner and our Non-managing General Partner

Inergy Holdings owns an aggregate 9.4% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner. Our managing general partner manages our operations and activities.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and for other services for the years ended September 30, 2006 and 2005 (in thousands):

For the fiscal year ended September 30,	2006	2005
Audit fees(1)	$2,852	$1,427
Audit-related fees(2)	101	146

Total	$2,953	$1,573

(1)	Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.
(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations and benefit plan audits.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2006. For information regarding the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our Audit Committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 74.

2.	Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit Number	Description
*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on July 12, 2005)

*2.2	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy L.P.’s Form 8-K filed on November 24, 2004)

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1 A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003)

*3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004)

*3.2 A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004)

*3.2 B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005)

*3.2 C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005)

*3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

Exhibit Number	Description
*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002)

*4.1	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Registration Rights Agreement dated as of November 29, 2004 between Inergy, L.P. and Kayne Anderson MLP Investment Company (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on December 3, 2004)

*4.3	Registration Rights Agreement dated as of November 29, 2004 between Inergy, L.P. and Tortoise Energy Infrastructure Corporation (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on December 3, 2004)

*4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on December 27, 2004)

*4.5	Indenture (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Form 8-K filed on December 27, 2004)

*4.6	Registration Rights Agreement dated August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on August 12, 2005)

*4.7	Registration Rights Agreement (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*4.8	Indenture (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.1	Sixth Amended and Restated Credit Agreement by and among Inergy Propane, LLC and the lenders named therein, dated as of May 27, 2004 (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on August 13, 2004)

*10.2	Securities Purchase Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*10.3	Investor Rights Agreement by and among Inergy Partners, LLC and various investors, dated as of January 12, 2001 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

Exhibit Number	Description
*10.4	Inergy Long-Term Incentive Plan (as amended and restated January 1, 2006) (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on February 14, 2006)***

*10.5	Employment Agreement—John J. Sherman (incorporated herein by reference to Exhibit 10.8 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001)***

*10.5 A	First Amendment to Employment Agreement—John J. Sherman (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 8-K filed on September 23, 2005)***

*10.6	Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)***

*10.6 A	First Amendment to Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.9A to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 20, 2001)***

*10.6 B	Second Amendment to Employment Agreement—Phillip L. Elbert (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 10-Q (Registration No. 000-32453 filed on February 9, 2005)***

*10.7	Employment Agreement—Carl A. Hughes (incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on July 2, 2001)***

*10.7 A	First Amendment to Employment Agreement—Carl A. Hughes (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on September 23, 2005)***

*10.8	Employment Agreement—Laura L. Ozenberger (incorporated herein by reference to exhibit 10.8 to Inergy L.P.’s Form 10-K filed on December 13, 2005)***

*10.8 A	First Amendment to Employment Agreement—Laura L. Ozenberger (incorporated herein by reference to exhibit 10.8A to Inergy L.P.’s Form 10-K filed on December 13, 2005)***

*10.9	Intercreditor and Collateral Agency Agreement entered into as of June 7, 2002, by and among Wachovia Bank, National Association, the lenders named therein and the noteholders named therein (incorporated herein by reference to Exhibit 10.19 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-89010) filed on June 13, 2002)

*10.10	Employment Agreement—R. Brooks Sherman, Jr. (incorporated herein by reference to Exhibit 10.20 to Inergy, L.P.’s Form 10-K (Registration No. 000-32453) filed on December 26, 2002)***

*10.10A	First Amendment to Employment Agreement, dated as of June 20, 2005, by and between Inergy GP, LLC and R. Brooks Sherman, Jr. (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on June 24, 2005)***

*10.11	Separation Agreement and Release with Dean Watson dated August 27, 2005 (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 8-K filed on August 29, 2005)***

*10.12	Amended and Restated Inergy Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to Inergy L.P.’s Form 10-Q filed on February 13, 2004)***

*10.13	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

Exhibit Number	Description
*10.13A	Amendment to the 5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 14, 2005)

*10.14	364-Day Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

*10.15	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

*10.16	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

*10.17	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

*10.18	Noncompetition Agreement, dated December 17, 2004, among Inergy Propane, LLC, Star Gas Partners, L.P. and Star Gas LLC (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Form 8-K filed on December 22, 2004)

*10.19	Special Unit Purchase Agreement dated August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 12, 2005)

*10.20	Common Unit Purchase Agreement dated as of November 29, 2004 between Inergy, L.P. and Kayne Anderson MLP Investment Company (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 8-K filed on December 3, 2004)

*10.21	Common Unit Purchase Agreement dated as of November 29, 2004 between Inergy, L.P. and Tortoise Energy Infrastructure Corporation (incorporated herein by reference to Exhibit 10.2 to Inergy L.P.’s Form 8-K filed on December 3, 2004)

*10.22	Asset Purchase Agreement by and among Dowdle Gas, Inc., John Charles Dowdle Investment Management Trust, J. Nutie Dowdle, John C. Dowdle and Inergy Propane, LLC (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 10-Q filed on February 9, 2006)

*10.23	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on February 14, 2006)***

**12.1	Computation of ratio of earnings to fixed charges

*14.1	Inergy’s Code of Business Ethics and Conduct

Exhibit Number	Description
**21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2006 and 2005 and each of the

Three Years in the Period Ended

September 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy, L.P.

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and Subsidiaries (the Partnership) as of September 30, 2006 and 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and Subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inergy, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2006

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors and Unitholders of Inergy, L.P. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Inergy, L.P. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting and as permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2006 acquisitions which are included in the 2006 consolidated financial statements of Inergy, L.P. and Subsidiaries and constituted $132.5 million and $144.1 million in total assets and revenues, respectively. Our audit of internal control over financial reporting of Inergy, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its 2006 acquisitions.

In our opinion, management’s assessment that Inergy, L.P. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inergy, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Inergy, L.P. and Subsidiaries and our report dated November 30, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2006

Inergy, L.P. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except unit information)

	September 30,
	2006	2005
Assets
Current assets:
Cash	$12,044	$9,500
Accounts receivable, less allowance for doubtful accounts of $2,876 and $2,356 at September 30, 2006 and 2005, respectively	99,486	94,876
Inventories (Note 4)	108,048	117,812
Assets from price risk management activities	46,197	58,356
Prepaid expenses and other current assets	29,811	22,674

Total current assets	295,586	303,218

Property, plant and equipment (Note 4)	847,944	804,774
Less: accumulated depreciation	124,411	72,756

Property, plant and equipment, net	723,533	732,018

Intangible assets (Note 2):
Customer accounts	226,032	161,000
Covenants not to compete	54,195	30,606
Trademarks	32,845	32,845
Deferred financing costs	22,985	20,444
Deferred acquisition costs	305	725

	336,362	245,620
Less: accumulated amortization	52,826	30,972

Intangible assets, net	283,536	214,648

Goodwill	332,350	249,173

Other assets	4,030	3,187

Total assets	$1,639,035	$1,502,244

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$81,463	$104,148
Accrued expenses	62,915	44,366
Customer deposits	97,959	68,567
Liabilities from price risk management activities	49,044	49,572
Current portion of long-term debt (Note 6)	16,868	17,931

Total current liabilities	308,249	284,584

Long-term debt, less current portion (Note 6)	642,804	541,800

Other long-term liabilities	11,830	11,966

Partners’ capital (Note 8):
Common unitholders (45,005,153 and 34,411,329 units issued and outstanding as of September 30, 2006 and 2005, respectively)	648,773	623,861
Senior subordinated unitholders (0 and 3,821,884 units issued and outstanding as of September 30, 2006 and 2005, respectively)	—	14,276
Junior subordinated unitholders (0 and 1,145,084 units issued and outstanding as of September 30, 2006 and 2005, respectively)	—	(3,163)
Special unitholders (769,941 units issued and outstanding as of September 30, 2006 and 2005, respectively)	25,000	25,000
Non-managing general partner and affiliate	2,379	3,920

Total partners’ capital	676,152	663,894

Total liabilities and partners’ capital	$1,639,035	$1,502,244

See accompanying notes to the consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended September 30,
	2006	2005	2004
Revenue:
Propane	$1,072,261	$851,613	$431,202
Other	315,300	198,523	51,294

	1,387,561	1,050,136	482,496
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	779,694	593,360	334,231
Other	210,705	130,863	24,822

	990,399	724,223	359,053
Gross profit	397,162	325,913	123,443
Expenses:
Operating and administrative	248,139	197,082	81,296
Depreciation and amortization	76,720	50,364	21,089
Loss on disposal of assets	11,446	679	203

Operating income	60,857	77,788	20,855
Other income (expense):
Interest expense, net	(53,842)	(34,150)	(7,878)
Write-off of deferred financing costs	—	(6,990)	(1,216)
Make whole premium charge	—	—	(17,949)
Swap value received	—	—	949
Finance charges	2,650	1,817	704
Other income	813	235	106

Income (loss) before income taxes	10,478	38,700	(4,429)
Provision for income taxes	667	63	167

Net income (loss)	$9,811	$38,637	$(4,596)

Partners’ interest information:
Non-managing general partners and affiliate’s interest in net income:	$17,920	$8,133	$1,182

Limited partners’ interest in net income (loss):
Common unit interest	$(8,880)	$24,235	$(3,664)
Senior subordinated unit interest	593	5,147	(1,814)
Junior subordinated unit interest	178	1,122	(300)

Total limited partners’ interest in net income (loss)	$(8,109)	$30,504	$(5,778)

Net income (loss) per limited partner unit:
Basic	$(0.20)	$0.98	$(0.26)

Diluted	$(0.20)	$0.96	$(0.26)

Weighted average limited partners’ units outstanding:
Basic	41,407	31,143	22,027

Diluted	41,407	31,853	22,027

See accompanying notes to the consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in thousands)

	Common Unit Capital	Senior Subordinated Unit Capital	Junior Subordinated Unit Capital	Non-Managing General Partners and Affiliate	Special Unit Capital	Total Partners’ Capital
Balance at September 30, 2003	$128,983	$46,703	$(164)	$3,461	$—	$178,983
Net proceeds from issuance of common units	113,219	—	—	—	—	113,219
Contribution from non-managing general partners	—	—	—	1,791	—	1,791
Senior subordinated units converted to common units	8,127	(8,127)	—	—	—	—
Members’ distributions	(22,076)	(11,416)	(1,833)	(2,047)	—	(37,372)
Comprehensive income:
Net income (loss)	(3,664)	(1,814)	(300)	1,182	—	(4,596)
Foreign currency translation	11	6	1	—	—	18

Comprehensive income (loss)						(4,578)

Balance at September 30, 2004	224,600	25,352	(2,296)	4,387	—	252,043

Net proceeds from issuance of common units	410,554	—	—	—	—	410,554
Net proceeds from the issuance of Special Units	—	—	—	—	25,000	25,000
Senior subordinated units converted to common units	6,099	(6,099)	—	—	—	—
Distributions	(45,909)	(11,034)	(2,187)	(8,681)	—	(67,811)
Comprehensive income:
Net income	24,235	5,147	1,122	8,133	—	38,637
Unrealized gain on derivative instruments	4,229	898	196	80		5,403
Foreign currency translation	53	12	2	1	—	68

Comprehensive income (loss)						44,108

Balance at September 30, 2005	623,861	14,276	(3,163)	3,920	25,000	663,894

Net proceeds from issuance of common units	127,391	—	—	—	—	127,391
Net proceeds from common unit options exercised	4,050	—	—	—		4,050
Subordinated units converted to common units	958	(6,414)	5,456	—	—	—
Contribution from unit based compensation charges	641	—	—	—	—	641
Distributions	(77,577)	(8,368)	(2,445)	(19,215)	—	(107,605)
Comprehensive income:
Net income (loss)	(8,880)	593	178	17,920	—	9,811
Unrealized loss on derivative instruments	(21,672)	(87)	(26)	(246)	—	(22,031)
Foreign currency translation	1	—	—	—	—	1

Comprehensive income (loss)						(12,219)

Balance at September 30, 2006	$648,773	$—	$—	$2,379	$25,000	$676,152

See accompanying notes to the consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2006	2005	2004
Operating activities
Net income (loss)	$9,811	$38,637	$(4,596)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,611	37,328	15,325
Amortization	22,109	13,036	5,764
Loss on disposal of assets	11,446	679	203
Provision for doubtful accounts	3,579	1,966	214
Amortization of deferred financing costs	2,234	1,825	1,686
Unit based compensation charges	641	—	—
Net assets (liabilities) from price risk management activities	(10,400)	(10,008)	9,730
Write-off of deferred financing costs	—	6,990	1,216
Make whole premium charge	—	—	17,949
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,655	(19,722)	(23,157)
Inventories	28,392	(34,669)	(19,048)
Prepaid expenses and other current assets	(6,193)	482	(1,526)
Accounts payable	(47,375)	19,364	24,321
Accrued expenses	12,423	13,820	(280)
Customer deposits	18,944	18,511	4,089
Other assets	(405)	(599)	37

Net cash provided by operating activities	104,472	87,640	31,927
Investing activities
Acquisitions, net of cash acquired	(187,214)	(810,053)	(85,154)
Purchases of property, plant and equipment	(34,509)	(34,093)	(14,292)
Proceeds from sale of assets	11,484	4,141	2,245
Deferred acquisition costs incurred	(686)	(621)	(900)

Net cash used in investing activities	(210,925)	(840,626)	(98,101)

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended September 30,
	2006	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$706,100	$1,614,579	$372,407
Principal payments on long-term debt	(615,909)	(1,198,682)	(367,238)
Net proceeds from issuance of common units	127,391	410,554	113,219
Net proceeds from unit options exercised	4,050	—	—
Deferred financing costs incurred	(5,031)	(23,478)	26
Distributions	(107,605)	(67,811)	(37,372)
Net proceeds from issuance of Special Units	—	25,000	—
Payment of make whole premium charge	—	—	(17,949)
Contribution from non-managing general partner	—	—	1,791

Net cash provided by financing activities	108,996	760,162	64,884

Effect of foreign exchange rate changes on cash	1	68	18
Net increase (decrease) in cash	2,544	7,244	(1,272)
Cash at beginning of year	9,500	2,256	3,528

Cash at end of year	$12,044	$9,500	$2,256

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$50,914	$28,549	$6,251

Supplemental schedule of non-cash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$9,613	$7,881	$2,569

Additions to property, plant and equipment through accounts payable and accrued expenses	4,168	29	229

Decrease in the fair value of long-term debt and the related interest rate swap	(3,589)	(1,647)	(316)

Acquisitions, net of cash acquired:
Current assets	$32,414	$76,655	$6,304
Property, plant and equipment	29,722	520,215	60,503
Intangible assets	87,515	138,799	19,079
Goodwill	83,835	171,046	11,531
Other assets	153	2,359	—
Current liabilities	(36,812)	(91,140)	(9,694)
Non-compete liabilities	(9,613)	(7,881)	(2,569)

	$187,214	$810,053	$85,154

See accompanying notes to the consolidated financial statements.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (“Inergy”, “The Partnership” or the “Company”) include the accounts of Inergy and its subsidiaries, including Inergy Propane, LLC (“Inergy Propane”) and its subsidiary Inergy Sales and Service Inc. (“Services”), Inergy Acquisition Company, LLC (collectively, the “Operating Companies”) and Inergy Finance Corp.

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

Pursuant to the Partnership Agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Inergy GP in connection with operating the Partnership business. These costs, which totaled approximately $8.7 million, $3.0 million, and $2.9 million for the years ended September 30, 2006, 2005, and 2004, respectively, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of September 30, 2006, Holdings owns an aggregate 9.4% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of an approximate 1% general partnership interest and 8.4% limited partnership interest.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast, and South regions of the United States.

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

Note 2. Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income (loss) was $(16.6) million and $5.4 million at September 30, 2006 and 2005, respectively.

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

Sales of propane and other liquids are recognized at the later of the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales but are not included in cost of product sold. These amounts were $77.6 million, $56.4 million and $28.2 million during the years ended September 30, 2006, 2005, and 2004, respectively.

Credit Risk and Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. Credit is generally extended to retail customers through delivery into Company and customer owned propane gas storage tanks. Provisions for doubtful accounts

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

receivable are based on specific identification and historical collection results and have generally been within management’s expectations. Finance charges on trade receivables are generally recognized upon billing of customers.

Inergy enters into netting agreements with certain wholesale customers to mitigate the Company’s credit risk. As a result of adopting EITF 04-13 in the year ended September 30, 2006, appropriate receivables and payables are reflected at a net balance as of September 30, 2006.

Two suppliers, Sunoco, Inc. (14%) and Exxon Mobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the past fiscal year. The Company believes that contracts with these suppliers will enable Inergy to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are designated under a fair value hedge program and are consequently marked to market. All Wholesale propane inventories being hedged and carried at market value at September 30, 2006 and 2005 amount to $67.8 million and $85.8 million, respectively. Inventories for facility and midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25 – 40
Office furniture and equipment	3 – 10
Vehicles	5 – 10
Tanks and plant equipment	5 – 30

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2006. See Note 4 for a discussion of assets held for sale at September 30, 2006.

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks, deferred financing costs and deferred acquisition costs. Customer accounts, covenants not to compete, and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15
Covenants not to compete	2 – 10
Deferred financing costs	1 – 10

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in thousands):

Year Ending September 30,
2007	$24,839
2008	22,933
2009	22,496
2010	20,812
2011	20,090

Goodwill

Goodwill is recognized pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) for various acquisitions by Inergy as the excess of the cost of the acquisitions over the face value of the related net assets at the date of acquisition. Under SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the goodwill impairment evaluation, the reporting units are identified, which for the Company includes four reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” to its carrying amount.

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2006.

Income Taxes

The earnings of the Partnership and the Operating Company are included in the Federal and state income tax returns of the individual partners. Federal and state income taxes are provided on the taxable income of Services and certain state taxes for the Partnership have been included in the accompanying financial statements as income taxes due to the nature of the tax. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

The provision for income tax for the years ended September 30, 2006, 2005 and 2004 was $667,000, $63,000 and $167,000, respectively. At September 30, 2006, the Company had cumulative temporary differences between the book and tax basis of Services of approximately $6.1 million, comprised primarily of a net operating loss carryforward. At September 30, 2006, this results in a deferred tax asset of approximately $2.3 million, which the Company has fully reserved with a valuation allowance of $2.3 million. In order to fully realize the deferred tax asset, Services will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax asset will not be realized. Based on the level of current taxable income and projections of future taxable income of Services over the periods in which the deferred tax asset would be deductible, the Company is providing a full valuation allowance that it is more likely than not that that it will not realize the full benefit of the deferred tax asset.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased under contract that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Inergy for long-term debt with similar terms and maturities, the aggregate fair value of Inergy’s long-term debt was approximately $649.4 million and $540.1 million as of September 30, 2006 and 2005, respectively. See Note 5 for the fair value of the Company’s derivative financial instruments.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
As of September 30, 2004	$18	$—	$18
Other Comprehensive income	50	5,403	5,453

As of September 30, 2005	68	5,403	5,471
Other Comprehensive income (loss)(a)	(67)	(22,031)	(22,098)

As of September 30, 2006	$1	$(16,628)	$(16,627)

(a)	Other comprehensive income (loss) includes a reclassification of $5,403 to net income during the year ended September 30, 2006.

Pursuant to SFAS 133, Inergy records the effective portion of the unrealized gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents the calculation of basic and dilutive net income per limited partner unit (in thousands, except per unit data):

	Year Ended September 30,
	2006	2005	2004
Numerator:
Net income (loss)	$9,811	$38,637	$(4,596)

Less: Non-managing general partners’ and affiliates interest in net income	17,920	8,133	1,182

Limited partners’ interest in net income (loss)—diluted	$(8,109)	$30,504	$(5,778)
Less: Senior subordinated interest in net income (loss)	593	5,147	(1,814)
Less: Junior subordinated interest in net income (loss)	178	1,122	(300)

Common unit interest in net income (loss)—basic	$(8,880)	$24,235	$(3,664)

Denominator:

Weighted average common units outstanding—basic	37,094	24,742	13,968
Effect of converting senior subordinated units	3,319	5,256	6,914
Effect of converting junior subordinated units	994	1,145	1,145
Effect of dilutive units	—	710	—

Weighted average limited partners’ units outstanding—dilutive	41,407	31,853	22,027

Net income (loss) per limited partner unit:
Basic	$(0.20)	$0.98	$(0.26)
Diluted	$(0.20)	$0.96	$(0.26)

Net income per limited partner unit for the senior subordinated units and the junior subordinated units was the same as net income per common limited partner unit for 2005 and 2004.

As the effects of including incremental units associated with options were antidilutive for the years ended September 30, 2006 and 2004, due to the limited partners’ interest being a net loss for those periods, no unit options or other dilutive units were reflected in the applicable dilutive earnings per unit computation. As a result, both basic earnings per unit and diluted earnings per unit reflect the same calculation for the years ended September 30, 2006 and 2004. Weighted average antidilutive unit options outstanding totaled 463,620 and 468,412 for the years ended September 30, 2006 and 2004, respectively.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan, which is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company adopted SFAS 123(R) on October 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to effective date of SFAS 123(R) that remain unvested as of the effective date. Under this method, SFAS 123(R) applies to new

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

awards and to awards modified, repurchased, or cancelled after the adoption date of October 1, 2005. The compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date and was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after October 1, 2005 using the attribution method that was used under SFAS 123.

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the year ended September 30, 2006 was approximately $0.6 million, including approximately $0.3 million related to unit based compensation for Holdings.

The following table illustrates the effect on net income and net income per limited partner unit as if Inergy had applied the fair value recognition provision of SFAS 123(R) to unit-based employee compensation for the years ended September 30, 2005 and 2004. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in thousands, except per unit data):

	2005	2004
Net income (loss) as reported	$38,637	$(4,596)
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	195	227

Pro forma net income (loss)	$38,442	$(4,823)

Deduct: Non-managing general partners and affiliate’s interest in net income (loss)	$8,133	$1,182

Pro forma limited partners’ interest in net income (loss)	$30,309	$(6,005)

Net income (loss) per limited partner unit
Basic—as reported	$0.98	$(0.26)
Basic—pro forma	$0.97	$(0.27)
Diluted—as reported	$0.96	$(0.26)
Diluted—pro forma	$0.95	$(0.27)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 12 for disclosures related to Inergy’s propane and midstream segments.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the fiscal year ended September 30, 2008. The Company will be evaluating the potential financial statement impact of SFAS 157 to its consolidated financial statements.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be evaluating the potential financial statement impact of SFAS 155 to its consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in SFAS No. 143, “Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was required to be adopted by Inergy for the fiscal year ended September 30, 2006. The Company has evaluated the impact of FIN 47 and determined that it does not have a material effect on the consolidated financial statements in the current year as well as all prior years considered.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company has adopted the provisions of EITF 04-13, which did not have a material effect on its financial position, results of operations and cash flows.

Note 3. Acquisitions

During the fiscal year ended September 30, 2006, Inergy made ten acquisitions, including Dowdle Gas, Inc. headquartered in Columbus, MS, Graeber Brothers, Inc. headquartered in Batesville, MS, Propane Gas Service, Inc. headquartered in South Windsor, CT, Atlas Gas Products, Inc. headquartered in Costonia, OH, Country Gas Inc. headquartered in Sumiton, AL, and five smaller retail propane companies, (collectively “the Acquisitions”). The aggregate purchase price for the Acquisitions, net of cash acquired was $186.3 million. The operating results for all the Acquisitions are included in the consolidated results of operations from the dates of acquisition through September 30, 2006. The purchase price allocation for Dowdle Gas, Inc. has been finalized and all

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

applicable changes are reflected in the accompanying consolidated financial statements. The purchase price allocations for all other acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

Regulation S-X of the Securities and Exchange Commission requires that for any significant subsidiary, which is defined as any significant business combination or disposition of assets, pro-forma information must be disclosed. None of the fiscal 2006 acquisitions were, individually or in the aggregate, considered a significant subsidiary. Therefore, no pro-forma results from operations are provided.

As a result of the fiscal 2006 acquisitions, the Company acquired $35.2 million of goodwill and $54.1 million of intangible assets, consisting primarily of customer accounts and non-compete agreements. The weighted average amortization period of amortizable intangible assets acquired during the year ended September 30, 2006, is approximately 12 years.

During the fourth quarter of 2006, Inergy finalized its purchase price allocation of the fair value of Stagecoach’s assets based on a third party valuation. Based on this valuation, the Company recorded a purchase price adjustment which decreased the value of its fixed assets (including land and buildings) and accumulated depreciation by $84.4 million and $4.3 million, respectively, increased customer accounts and goodwill by $35.1 million and $50.6 million, respectively, and decreased non-competes by $1.3 million.

Note 4. Certain Balance Sheet Information

Inventories

Inventories consist of the following at September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Propane gas and other liquids	$96,097	$110,085
Appliances, parts and supplies	11,951	7,727

	$108,048	$117,812

Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Tanks and plant equipment	$578,452	$559,403
Land and buildings	135,481	155,335
Vehicles	89,267	66,223
Construction in process	24,720	6,758
Office furniture and equipment	20,024	17,055

	847,944	804,774
Less accumulated depreciation	124,411	72,756

Property, plant and equipment, net	$723,533	$732,018

Depreciation expense totaled $54.6 million, $37.3 million, and $15.3 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During 2006, the Company capitalized $0.4 million of interest related to certain Midstream asset expansion projects. This amount is reflected in construction in process. There was no interest capitalized in the prior year.

As discussed in Note 3, the Company recorded a purchase price adjustment in the fourth quarter of 2006 related to the Stagecoach acquisition which decreased the value of fixed assets and accumulated depreciation by $84.4 million and $4.3 million, respectively.

The property, plant and equipment balances above at September 30, 2006 include approximately $6.8 million of propane operations assets deemed held for sale under the provisions of SFAS 144. These assets were identified during the fourth quarter of 2006 as a result of the final integration of the larger retail propane acquisitions closed since November 2004 as Inergy has focused on eliminating redundant operations, mostly including tanks and equipment, vehicles and certain real estate. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in a loss of approximately $6.6 million for the year ended September 30, 2006. This $6.6 million charge is included as a component of operating income as a loss on disposal of assets. When aggregated with other realized losses, such amounts totaled $11.4 million.

Note 5. Price Risk Management and Financial Instruments

Commodity Derivative Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of propane. In addition, Inergy manages its own commodity risks using forward physical and futures contracts. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

As discussed in Note 2, all of these financial instruments are accounted for under SFAS 133. Inergy has entered into these derivative financial instruments to manage its exposure to fluctuations in commodity prices and to the variability of future cash flows. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2006 and 2005 (in millions):

	September 30,
	2006		2005
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane and heating oil (barrels)	8.0	7.5	11.0	12.7
Natural gas (MMBTU’s)	5.5	5.4	1.9	1.9

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure the Company’s exposure to market or credit risks.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2006 and September 30, 2005 was assets of $46.2 million and $58.4 million, respectively, and liabilities of $49.0 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

The Company uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. The Company’s risk management department regularly compares valuations to independent sources and models.

The net change in unrealized gains and losses related to all price risk management activities, including Wholesale inventory accounted for under a fair value hedge, and propane based financial instruments, for the years ended September 30, 2006, 2005 and 2004 of $(39.5) million, $24.1 million, and $(1.2) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in Accumulated Other Comprehensive Income at September 30, 2006. Included in the above $24.1 million from the previous year is a non-cash gain of $19.4 million related to derivative contracts. No similar gain or loss was recognized in the year ended September 30, 2004. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2006 and 2005 where settlement has not yet occurred (in thousands):

	Year Ended September 30, 2006	Year Ended September 30, 2005
Net fair value gain (loss) of contracts outstanding at beginning of year	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the year	—	1,881
Net change in physical exchange contracts	(592)	1,508
Change in fair value of contracts attributable to market movement during the year	(4,400)	16,689
Realized gains	(6,639)	(4,668)

Net fair value of contracts outstanding at end of year	$(2,847)	$8,784

Of the outstanding unrealized gain (loss) as of September 30, 2006 and 2005, $(2.7) million and $8.8 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were not significant.

During the years ended September 30, 2006, 2005, and 2004, Inergy recognized a net gain of less than $0.1 million, a net loss of $0.2 million and $0.1 million, respectively, related to the ineffective portion of its fair value commodity hedging instruments and a net loss of $0.4 million, $0.6 million, and $1.0 million, respectively, related to the portion of the fair value commodity hedging instruments excluded from the assessment of hedge effectiveness.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS 133.

The total amount of deferred cash flow hedge losses recorded in other comprehensive income as of September 30, 2006 in the amount of $16.6 million is expected to be reclassified to future earnings predominantly within the next twelve months, contemporaneously with the timing that related physical purchase of the underlying commodity affect earnings. During the years ended September 30, 2006 and 2005, there was no material ineffectiveness related to cash flow hedges. As of September 30, 2005, there was $5.4 million in other comprehensive income which was reclassified to earnings during the fiscal year ended September 30, 2006, none of which was related to forecasted transactions that were no longer considered probable of occurring. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

Market and Credit Risk

Inherent in the Company’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

Note 6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2006	2005
Credit agreement	$22,700	$126,800
Senior unsecured notes	621,411	423,352
Obligations under non-compete agreements and notes to former owners of businesses acquired	15,561	9,579

	659,672	559,731
Less current portion	16,868	17,931

	$642,804	$541,800

Credit Agreement

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants substantially similar to the previous credit agreement. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. Inergy has the option to use up to $125.0 million of available borrowing capacity from its Acquisition Facility for working capital purposes.

Inergy is required to reduce the principal outstanding on the Working Capital Facility to $10 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 (amount was $5 million as of September 30, 2005). As such, $10 million and $5 million of the outstanding balance at September 30, 2006 and 2005, respectively, have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2006, the balance outstanding under the Credit Agreement was $22.7 million under the Working Capital Facility. At September 30, 2005, borrowings under the Credit Agreement were $126.8 million, including $20.0 million under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 7.08% and 8.50% at September 30, 2006, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement.

The Credit Agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Credit Agreement amounted to $369.4 million and $276.2 million at September 30, 2006 and 2005, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $32.9 million and $22.0 million at September 30, 2006 and 2005, respectively.

On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase to $125.0 million from $75.0 million the effective amount of working capital borrowings available through the utilization of the Acquisition Facility. Other terms, conditions, and covenants remained materially unchanged.

At September 30, 2006, the Company was in compliance with all of its debt covenants.

Senior Unsecured Notes

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp. (“Finance Corp.” and together with Inergy, the “Issuers”) issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (“2016 Senior Notes”) in a private placement to eligible purchasers. The 2016 Senior Notes contain covenants similar to the 2014 Senior Notes. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries and have certain call features which allow Inergy to redeem the notes at specified prices based on the date redeemed as described below.

On May 18, 2006, Inergy completed an offer to exchange its existing 8.25% 2016 Senior Notes for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

Before March 1, 2009, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of a public or private equity offering at 108.25%

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 150 days of the date of the closing of such equity offering.

The 2016 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.125%
2012	102.750%
2013	101.375%
2014 and thereafter	100.000%

2014 Senior Notes

On December 22, 2004, the Issuers completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). The 2014 Senior Notes contain covenants similar to the Credit Agreement. The net proceeds were used to repay outstanding indebtedness.

The 2014 Senior Notes represent senior unsecured obligations and rank pari passu in right of payment with all the Company’s other present and future senior indebtedness. The 2014 Senior Notes are jointly and severally guaranteed by all current domestic subsidiaries and have certain call features, which allow the Company to redeem the 2014 Senior Notes at specified prices based on the date redeemed as described below.

On October 26, 2005, Inergy completed an offer to exchange the 2014 Senior Notes for $425 million of 6.875% senior notes due 2014 (the “2014 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2014 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

Before December 15, 2007, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes with the net proceeds of a public or private equity offering at 106.875% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The 2014 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related 2014 Senior Notes and contain call provisions consistent with the underlying 2014 Senior Notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. Inergy recognized an approximate $3.6 million decrease in the fair market value of the related 2014 Senior Notes at September 30, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long term liabilities.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 1999 through 2006 with payments due through 2014 and imputed interest ranging from 3.5% to 10.0%. Noninterest-bearing obligations consist of $19.1 million and $11.5 million in total payments due under agreements, less unamortized discount based on imputed interest of $3.5 million and $1.9 million at September 30, 2006 and 2005, respectively. Additionally, the Company has a long-term obligation related to a long-term asset management agreement for certain transportation services provided to one of Inergy’s subsidiaries. The unpaid balance of this obligation was $10.3 million at September 30, 2006.

The aggregate amounts of principal to be paid on the outstanding long-term debt and other long-term obligations during the next five years ending September 30 and thereafter are as follows (in thousands):

	Other Obligations	Long-term debt and Notes Payable
2007	$2,078	$16,868
2008	3,116	3,607
2009	5,125	2,339
2010		1,576
2011		11,334
Thereafter		623,948

	$10,319	$659,672

Note 7. Leases

Inergy has certain noncancelable operating leases, mainly for office space and vehicles, which expire at various times over the next ten years. Certain of these leases contain terms that provide that the rental payment be indexed to published information.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in thousands):

Year Ending September 30,
2007	$6,402
2008	5,372
2009	3,762
2010	2,461
2011	1,206
Thereafter	3,084

Total minimum lease payments	$22,287

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense for operating leases for the years ending September 30, 2006, 2005, and 2004 totaled $9.6 million, $7.9 million, and $4.5 million, respectively.

Inergy has certain related party leases as discussed in Note 11.

Note 8. Partners’ Capital

Special Units

On August 9, 2005, Inergy issued for aggregate gross proceeds of $25 million, 769,941 special units (the “Special Units”), representing a new class of equity securities in Inergy that are not entitled to a current cash distribution and will convert into common units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project. The Special Units were issued to fund the $25 million acquisition of the rights to the Phase II expansion project of the Stagecoach natural gas storage facility in connection with the Stagecoach Acquisition and were issued to Holdings.

Upon the commercial operation of the Stagecoach expansion project the Special Units will convert into common units at a specified conversion ratio. The initial conversion ratio is 1.0 Special Unit for 1.0 common unit with the conversion rate increasing 3% per three month period thereafter on a compounded basis with a maximum conversion ratio of 1.0 Special Unit for 1.43 common units. As of September 30, 2006, the Special Units were convertible into 866,575 common units, contingent upon the commercial operation of “Phase II” of the Company’s Stagecoach storage facility.

On August 9, 2005, Inergy also entered into a separate Registration Rights Agreement with Holdings relating to the Special Units that allows for the registered resale of the units. On February 10, 2006 the Company filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the Special Units. The shelf registration statement has not yet been declared effective by the SEC.

Common Unit Offerings

In December 2004, Inergy issued 3,568,139 common units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were utilized to partially fund the acquisition of Star Gas. Also in December 2004, the Company issued 4,400,000 common units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under the Credit Agreement.

In January 2005, the underwriters of the December 2004 common unit offering exercised their over-allotment provision and issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the Credit Agreement.

In September 2005, Inergy, L.P. issued 6,500,000 common units to unrelated third parties resulting in net proceeds after underwriters’ discounts, commissions, and offering expenses of $180.4 million. These proceeds were obtained to repay borrowings under the Credit Agreement, which were incurred to make certain acquisitions, including the acquisition of the Stagecoach natural gas storage facility.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On March 23, 2006, Inergy’s shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement.

In June 2006, Inergy issued 4,312,500 common units, under the shelf registration statement, in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of approximately $102.7 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under the Credit Agreement with the remainder to be used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

Conversion of Subordinated Units

With the payment of the distribution on August 14, 2006 with respect to the quarter ended June 30, 2006, Inergy has met the necessary financial tests for the senior subordinated units and the junior subordinated units to convert to common units. Therefore, the remaining 3,821,884 senior subordinated units and 1,145,084 junior subordinated units converted to common units on a one-for-one basis on August 14, 2006, in accordance with the provisions of the amended and restated Agreement of Limited Partnership of Inergy, L.P. (“Partnership Agreement”).

Quarterly Distributions of Available Cash

Inergy is expected to make quarterly cash distributions of all of its Available Cash, generally defined as income (loss) before income taxes plus depreciation and amortization, less maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Company’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by Inergy in an amount equal to 100% of its Available Cash will generally be made 99% to the common and subordinated unitholders and approximately 1% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of common units had the right to receive the Minimum Quarterly Distribution ($0.30 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of subordinated units.

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. Inergy made distributions to unitholders, including the non-managing general partner, totaling $107.6 million, $67.8 million, and $37.4 million for the years ended September 30, 2006, 2005, and 2004, respectively, or $2.14, $1.91, and $1.60 per unit, respectively, for the periods to which these distributions relate.

Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2006, 2005, and 2004 were 12,159 units, 10,496 units, and 9,518 units, respectively.

Long-Term Incentive Plan

Inergy’s managing general partner sponsors the Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,735,100 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all units granted under the plan will vest in accordance with the Unit Option Agreements, which typically provide that unit options begin vesting five years from the anniversary date of the applicable grant date. Shares issued as a result of unit option exercises are newly issued shares.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On April 3, 2006, the compensation committee granted 3,756 restricted units. These restricted units vest over a three year period beginning one year from the grant date. The Company recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $26.62 on the date of grant.

On August 1, 2006, the compensation committee granted 35,000 restricted units. These restricted units cliff vest five years from grant date. The Company recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common of $27.01 on the date of grant.

Of the total 58,756 restricted shares outstanding, the weighted average remaining contract life is 9.7 years.

The compensation expense recorded by the Company related to these restricted stock awards was less than $0.1 million for the year ended September 30, 2006.

Unit Options

Unit options issued under the long-term incentive plan have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to vesting periods as outlined in the unit option agreement. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy.

A summary of Inergy’s unit option activity for the years ended September 30, 2006, 2005, and 2004, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2003	$1.92 – $20.13	$13.09	1,077,064
Granted	$20.96 – $24.71	$23.11	84,000
Exercised	—	—	—
Canceled	$13.83 – $15.35	$14.51	46,000

Outstanding at September 30, 2004	$1.92 – $24.71	$13.79	1,115,064
Granted	$27.14 – $31.32	$28.90	95,500
Exercised	—	—	—
Canceled	$10.00 – $27.14	$16.80	103,000

Outstanding at September 30, 2005	$1.92 – $31.32	$14.81	1,107,564
Granted	$26.20 – $26.51	$26.27	6,500
Exercised	$1.92 – $16.87	$11.39	355,600
Canceled	$15.34 – $27.14	$18.75	46,500

Outstanding at September 30, 2006	$8.19 – $31.30	$16.37	711,964

Exercisable at September 30, 2006	$8.19 – $27.14	$10.95	249,464

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding options outstanding and exercisable as of September 30, 2006 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 6.26 – $ 9.40	1,864	0.5	$8.19	1,864	$8.19
$ 9.41 – $12.53	237,600	4.8	10.75	237,600	10.75
$12.54 – $15.66	186,000	5.9	14.76	6,000	14.50
$15.67 – $18.79	91,000	6.4	16.20	3,000	16.04
$18.80 – $21.92	75,000	7.0	20.40	—	—
$21.93 – $25.06	30,000	7.5	23.94	—	—
$25.07 – $28.19	31,000	8.4	26.96	1,000	27.14
$28.20 – $31.30	59,500	8.8	29.97	—	—

	711,964	6.1	$16.37	249,464	$10.95

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2006 were approximately six years and five years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2006	2005	2004
Weighted average fair value of options granted	$1.28	$1.36	$1.41
Expected volatility	0.167	0.158	0.159
Distribution yield	8.0%	7.0%	6.9%
Expected life of option in years	5	5	5
Risk-free interest rate	4.6%	3.5%	3.2%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2006 were $7.9 million and $4.1 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2006 was $5.6 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $27.24 on September 29, 2006, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2006, there was $3.6 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including approximately $1.9 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a period of five years.

Note 9. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $15,000 in 2006.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $1.8 million, $1.2 million, and $0.4 million in 2006, 2005, and 2004, respectively.

Of Inergy’s 3,021 employees, approximately 5% are subject to collective bargaining agreements. For the years ended September 30, 2006 and 2005, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.6 million and $1.5 million, respectively. Union contributions in 2004 were insignificant.

Note 10. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2006, the total of these firm purchase commitments was approximately $356.5 million. The Company also enters into agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

At September 30, 2006, Inergy was contingently liable for letters of credit outstanding totaling $32.9 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2006 and 2005, Inergy’s self-insurance reserves were $11.2 million and $6.4 million, respectively.

Note 11. Related Party Transactions

In connection with the acquisition of assets from United Propane, Inc. on July 31, 2003, the Company entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Five of these leases are with United Propane, three of the leases are with Pascal Enterprises, Inc. and two with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable for up to two additional terms of five years each. During the initial term of these leases the Company is required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on the managing general partner’s board of directors.

In connection with the financing of the Phase II expansion rights on the Stagecoach natural gas storage facility, on August 9, 2005 Inergy entered into the Special Unit Purchase Agreement with Holdings, which

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchased 769,941 Special Units for $25 million in cash from the Company. These units are not entitled to current cash distributions, but are convertible to common units at a special conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the common units ending August 8, 2005.

On August 9, 2005, Inergy also entered into a separate Registration Rights Agreement with Holdings relating to the Special Units that allows for the registered resale of these units. On February 10, 2006 the Company filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the Special Units. The shelf registration statement has not yet been declared effective by the SEC.

On occasion, Holdings reimburses the Company for expenses paid on behalf of Holdings. At September 30, 2006, Inergy did not have an amount due from Holdings. As of September 30, 2005, Inergy had a receivable of $0.3 million from Holdings.

The managing general partner and its affiliates will not receive any management fee or other compensation for the management of the Company. The managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. For the fiscal years ended September 30, 2006, 2005 and 2004 the expense reimbursement to the managing general partner and its affiliates was approximately $8.7, $3.0, and $2.9 million, respectively, with the reimbursement related primarily to personnel costs.

Note 12. Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the year ended September 30, 2006 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues, gross profit, identifiable assets and goodwill for each of Inergy’s reportable segments are presented below (in thousands):

	Year Ended September 30, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$701,048	$—	$—	$701,048
Wholesale propane revenues	351,673	19,540	—	371,213
Storage, fractionation and other midstream revenues	—	153,098	—	153,098
Transportation revenues	10,124	—	—	10,124
Propane-related appliance sales revenues	23,670	—	—	23,670
Retail service revenues	16,708	—	—	16,708
Rental service and other revenues	19,947	—	—	19,947
Distillate revenues	91,753	—	—	91,753
Gross profit	354,815	42,347	—	397,162
Identifiable assets	192,253	15,281	—	207,534
Goodwill	258,434	73,916	—	332,350

	Year Ended September 30, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$526,531	$—	$—	$526,531
Wholesale propane revenues	305,457	19,625	—	325,082
Storage, fractionation and other midstream revenues	—	77,007	—	77,007
Transportation revenues	11,145	—	—	11,145
Propane-related appliance sales revenues	11,260	—	—	11,260
Retail service revenues	14,770	—	—	14,770
Rental service and other revenues	12,360	—	—	12,360
Distillate revenues	71,981	—	—	71,981
Gross profit	307,077	18,836	—	325,913
Identifiable assets	196,295	20,968	—	217,263
Goodwill	226,579	22,594	—	249,173

	Year Ended September 30, 2004
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$196,312	$—	$—	$196,312
Wholesale propane revenues	226,183	8,707	—	234,890
Storage, fractionation and other midstream revenues	—	29,486	—	29,486
Transportation revenues	7,649	—	—	7,649
Propane-related appliance sales revenues	4,803	—	—	4,803
Retail service revenues	3,428	—	—	3,428
Rental service and other revenues	3,716	—	—	3,716
Distillate revenues	2,212	—	—	2,212
Gross profit	111,056	12,387	—	123,443
Identifiable assets	97,196	8,649	—	105,845
Goodwill	75,628	—	—	75,628

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 13. Quarterly Financial Data (Unaudited)

Inergy’s business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive. Summarized unaudited quarterly financial data is presented below (in thousands, except per unit information):

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2006
Revenues	$450,266	$476,822	$215,618	$244,855
Gross profit(a)	112,474	151,237	65,377	68,074
Operating income (loss)	23,607	75,212	(19,524)	(18,438)
Net income (loss)	10,704	61,829	(32,365)	(30,357)
Net income (loss) per limited partner unit:
Basic	$0.17	$1.41	$(0.90)	$(0.79)
Diluted	$0.16	$1.40	$(0.90)	$(0.79)
Fiscal 2005
Revenues	$257,465	$414,428	$173,602	$204,641
Gross profit(a)	64,688	136,513	50,604	74,108
Operating income (loss)	21,225	64,870	(15,609)	7,302
Net income (loss)	11,001	54,959	(24,119)	(3,204)
Net income (loss) per limited partner unit:(b)
Basic	$0.41	$1.52	$(0.72)	$(0.18)
Diluted	$0.40	$1.49	$(0.72)	$(0.18)

(a)	During 2006, gross profit reflects a non-cash loss associated with derivative contracts of approximately $20.0 million, of which $19.4 is the reversal of the non-cash gain recorded in the quarter ended September 30, 2005, and an additional $0.6 reflects a non-cash loss associated with derivative contracts which will reverse over the subsequent two quarters as the physical gallons are delivered to retail customers. For the quarter ended September 30, 2005 gross profit reflects a non-cash gain associated with derivative contracts of $19.4 million which reversed in the first two quarters of 2006 as the physical gallons were delivered to retail customers.

(b)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the respective years.

Note 14. Subsequent Events

On October 1, 2006, Inergy acquired Bath Storage Facility, located in Bath, NY, a liquefied petroleum gas (“LPG”) storage facility from Bath Petroleum Storage, Inc. Bath Storage is a salt cavern storage facility located near Bath, New York, northwest of New York City and near Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals.

On October 6, 2006, Inergy acquired the assets of Columbus Butane Company, Inc. , and related companies (Columbus Butane) headquartered in Columbus, MS. Columbus Butane delivers retail propane from 13 retail locations.

On October 31, 2006, Inergy acquired the assets of Hometown Propane, Inc. headquartered in Campbell, NY and on November 8, 2006, Inergy acquired the assets of Mideastern Oil Company, Inc. headquartered in Salisbury, MD.

On November 14, 2006, a quarterly distribution of $.555 per limited partner unit was paid to unitholders of record on November 7, 2006 with respect to the fourth fiscal quarter of 2006, which totaled $31.2 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

By Inergy GP, LLC
(its managing general partner)

Dated: December 6, 2006	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
December 6, 2006	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 6, 2006	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 6, 2006	/s/ PHILLIP L. ELBERT Phillip L. Elbert, Director

December 6, 2006	/s/ WARREN G. GFELLER Warren H. Gfeller, Director

December 6, 2006	/s/ ARTHUR B. KRAUSE Arthur B. Krause, Director

December 6, 2006	/s/ ROBERT A. PASCAL Robert A. Pascal, Director

December 6, 2006	/s/ ROBERT D. TAYLOR Robert D. Taylor, Director

Schedule II

Inergy, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2006	$2,356	$3,579	$913	$(3,972)	$2,876
2005	1,078	1,966	87	(775)	2,356
2004	997	214	1,125	(1,258)	1,078