Form 10-Q
period 2008-12-31
INERGY L P
filed 2009-02-06
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The following units were outstanding at January 30, 2009:

Common units	51,300,764

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy L.P.

INERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2008	September 30, 2008
	(unaudited)
Assets
Current assets:
Cash	$18.9	$17.3
Accounts receivable, less allowance for doubtful accounts of $5.7 million and $6.4 million at December 31, 2008 and September 30, 2008, respectively	183.6	128.5
Inventories (Note 3)	64.7	99.9
Assets from price risk management activities	92.2	33.3
Prepaid expenses and other current assets	23.0	21.9

Total current assets	382.4	300.9

Property, plant and equipment (Note 3)	1,326.8	1,275.0
Less: accumulated depreciation	263.6	244.7

Property, plant and equipment, net	1,063.2	1,030.3

Intangible assets (Note 3):
Customer accounts	268.7	266.7
Other intangible assets	127.1	127.0

	395.8	393.7
Less: accumulated amortization	110.1	105.5

Intangible assets, net	285.7	288.2

Goodwill	444.0	443.0
Other assets	10.4	4.0

Total assets	$2,185.7	$2,066.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$124.9	$103.8
Accrued expenses	70.9	68.9
Customer deposits	65.6	87.7
Liabilities from price risk management activities	103.9	57.0
Current portion of long-term debt (Note 7)	111.2	60.5

Total current liabilities	476.5	377.9

Long-term debt, less current portion (Note 7)	1,083.7	1,046.1
Other long-term liabilities	0.9	1.0
Interest of non-controlling partners in ASC’s subsidiaries	4.0	3.6

Partners’ capital (Note 8):
Common unitholders (51,156,264 and 50,715,074 units issued and outstanding as of December 31, 2008 and September 30, 2008, respectively)	620.8	637.6
Non-managing general partner and affiliate	(0.2)	0.2

Total partners’ capital	620.6	637.8

Total liabilities and partners’ capital	$2,185.7	$2,066.4

The accompanying notes are an integral part of these consolidated financial statements

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2008	2007
Revenue:
Propane	$409.2	$402.6
Other	124.8	112.0

	534.0	514.6
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	283.2	307.3
Other	76.5	70.1

	359.7	377.4

Gross profit	174.3	137.2
Expenses:
Operating and administrative	72.8	63.2
Depreciation and amortization	26.3	22.8
Gain (loss) on disposal of assets	(0.7)	1.1

Operating income	74.5	52.3

Other income (expense):
Interest expense, net	(16.8)	(14.9)
Other income	—	0.1

Income before income taxes and interest of non-controlling partners in ASC	57.7	37.5

Provision for income taxes	(0.1)	(0.3)
Interest of non-controlling partners in ASC’s consolidated net income	(0.4)	(0.3)

Net income	$57.2	$36.9

Partners’ interest information:
Non-managing general partner and affiliates interest in net income	$10.7	$8.5
Distribution paid on restricted units	0.1	0.1

Total interest in net income not attributable to limited partners’	$10.8	$8.6

Total limited partners’ interest in net income:	$46.4	$28.3

Net income per limited partner unit:
Basic	$0.91	$0.57

Diluted	$0.91	$0.57

Weighted average limited partners’ units outstanding (in thousands):
Basic	50,852	49,658
Dilutive units	12	115

Diluted	50,864	49,773

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2008	$637.6	$0.2	$637.8
Issuance of units for acquisition	6.7	—	6.7
Contribution from unit based compensation charges	0.6	—	0.6
Distributions	(32.4)	(10.7)	(43.1)
Comprehensive income:
Net income	46.5	10.7	57.2
Unrealized loss on cash flow hedges less the portion reclassified to realized during the period in the amount of $10.5 million which is already included in net income above	(38.2)	(0.4)	(38.6)

Comprehensive income			18.6

Balance at December 31, 2008	$620.8	$(0.2)	$620.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three months Ended December 31,
	2008	2007
Operating activities
Net income	$57.2	$36.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.7	17.1
Amortization	6.6	5.7
Amortization of deferred financing costs and bond premium	0.6	0.6
Unit-based compensation charges	0.6	0.4
Interest of non-controlling partners in ASC’s consolidated net income	0.4	0.3
Provision for doubtful accounts	(0.4)	(0.6)
(Gain) loss on disposal of assets	0.7	(1.1)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54.1)	(71.0)
Inventories	35.2	(26.1)
Prepaid expenses and other current assets	(1.4)	4.8
Other liabilities	(0.3)	(0.4)
Accounts payable	20.6	38.9
Accrued expenses	(1.3)	(6.6)
Customer deposits	(22.1)	(15.4)
Net liabilities from price risk management activities	(50.6)	(6.5)

Net cash provided by (used in) operating activities	11.4	(23.0)

Investing activities
Acquisitions, net of cash acquired	(1.3)	(37.5)
Purchases of property, plant and equipment	(47.0)	(39.2)
Proceeds from sale of assets	2.3	22.4
Other	—	(0.1)

Net cash used in investing activities	(46.0)	(54.4)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three months Ended December 31,
	2008	2007
Financing activities
Proceeds from the issuance of long-term debt	$200.4	$226.8
Principal payments on long-term debt	(121.1)	(96.0)
Distributions	(43.1)	(38.2)
Net proceeds from unit options exercised	—	0.2

Net cash provided by financing activities	36.2	92.8

Net increase in cash	1.6	15.4
Cash at beginning of period	17.3	7.7

Cash at end of period	$18.9	$23.1

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2.7	$—

Net change to property, plant and equipment through accounts payable and accrued expenses	$2.7	$8.4

Increase in the fair value of long-term debt and related interest rate swap liability	$6.4	$3.7

Acquisitions, net of cash acquired:
Current assets	$0.3	$0.4
Property, plant and equipment	5.9	28.5
Intangible assets, net	1.8	1.6
Goodwill	0.9	21.5
Other assets	—	0.7
Current liabilities	(0.9)	—
Issuance of equity	(6.7)	—
Other liabilities	—	(15.2)

	$1.3	$37.5

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Partnership Organization and Basis of Presentation

Organization

The consolidated financial statements of Inergy, L.P. (“Inergy”, the “Partnership” or the “Company”) include the accounts of Inergy and its subsidiaries, including Inergy Propane, LLC (“Inergy Propane”), Inergy Midstream, LLC (collectively, the “Operating Companies”) and Inergy Finance Corp.

Inergy Partners, LLC (“Inergy Partners” or the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”), owns the Non-Managing General Partner interest in the Company. Inergy GP, LLC (“Inergy GP” or the “Managing General Partner”), a wholly-owned subsidiary of Holdings, has sole responsibility for conducting the Company’s business and managing its operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in the Company. Holdings also directly owns the incentive distribution rights (“IDR”) with respect to Inergy.

Pursuant to a partnership agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled approximately $1.2 million for the three months ended December 31, 2008 and 2007, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of December 31, 2008, Holdings owns an aggregate 10.0% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of an approximate 0.9% general partnership interest and an approximate 9.1% limited partnership interest.

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

Basis of Presentation

The financial information contained herein as of December 31, 2008 and for the three-month periods ended December 31, 2008 and 2007 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2008 are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2008.

Reclassifications

The consolidated statements of operations for the three months ended December 31, 2007 reflect a reclassification of transportation costs of $1.9 million from a component of operating and administrative expense to other cost of product sold. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk associated with fixed rate borrowings. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $63.9 million and $25.3 million at December 31, 2008 and September 30, 2008, respectively.

Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $33.1 million and $33.0 million for the three months ended December 31, 2008 and 2007, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at December 31, 2008 and September 30, 2008 amount to $19.8 million and $36.4 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2008. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2008.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the three months ended December 31, 2008 and 2007 was approximately $0.6 million and $0.4 million, respectively. The compensation expense includes unit-based compensation expense for options and restricted shares on Inergy Holdings, L.P. units granted to the Company’s employees.

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

Recently Issued Accounting Pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 on October 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. The Company adopted SFAS 157 on October 1, 2008. The adoption of SFAS 157 required certain additional footnote disclosures (Note 6), however, it did not have a significant impact on any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, or the Statement of Cash Flows.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted FSP 39-1 on October 1, 2008 and elected to change its accounting policy for derivative instruments executed with the same counterparty under a master netting agreement. Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement. This change in accounting policy has been presented retroactively. The adoption of FSP 39-1 had the following impact on the September 30, 2008 balance sheet (in millions):

	Original Value	Adjustment	Adjusted Value
Assets from price risk management activities	$79.2	$(45.9)	$33.3
Prepaid expenses and other current assets	46.1	(24.2)	21.9
Accrued expenses	89.5	(20.6)	68.9
Customer deposits	96.5	(8.8)	87.7
Liabilities from price risk management activities	97.7	(40.7)	57.0

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). Statement 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Statement 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement 161 is required to be adopted by the Company for the interim period ended March 31, 2009. The Company has evaluated SFAS 161 and anticipates that its adoption will require certain additional footnote disclosures. The adoption of SFAS 161 is not expected to impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, nor the Statement of Cash Flows.

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

In March 2008, the FASB ratified EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 applies to Master Limited Partnerships (“MLP”) that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner (“LP”) interest or embedded in the general partner interest. EITF 07-4 addresses how the current period earnings of an MLP should be allocated to the general partner, LPs and, when applicable, IDRs. EITF 07-4 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of EITF 07-4 to its consolidated financial statements.

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

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at December 31, 2008 and September 30, 2008, respectively (in millions):

	December 31, 2008	September 30, 2008
Propane gas and other liquids	$48.3	$83.9
Appliances, parts and supplies	15.8	15.3
Salt finished goods	0.6	0.7

Total inventory	$64.7	$99.9

Property, plant and equipment consists of the following at December 31, 2008 and September 30, 2008, respectively (in millions):

	December 31, 2008	September 30, 2008
Tanks and plant equipment	$718.2	$713.8
Buildings and improvements	295.4	265.6
Vehicles	105.4	104.5
Construction in process	182.4	166.5
Office furniture and equipment	25.4	24.6

	1,326.8	1,275.0
Less: accumulated depreciation	263.6	244.7

Total property, plant and equipment, net	$1,063.2	$1,030.3

Intangible assets consist of the following at December 31, 2008 and September 30, 2008, respectively (in millions):

	December 31, 2008	September 30, 2008
Customer accounts	$268.7	$266.7
Covenants not to compete	72.5	72.2
Deferred financing and other costs	28.3	28.5
Trademarks	26.3	26.3

	395.8	393.7
Less: accumulated amortization	110.1	105.5

Total intangible assets, net	$285.7	$288.2

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Business Acquisitions

In October 2008, the Company acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, the Company issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

The purchase price allocation for this acquisition as well as the acquisition of US Salt, LLC in August 2008 have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

Regulation S-X of the Securities and Exchange Commission requires that for any significant subsidiary, which is defined as any significant business combination or disposition of assets, pro-forma information must be disclosed. The fiscal 2009 acquisition was not considered significant.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition through December 31, 2008.

Note 5 – Risk Management

The Company is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. The Company utilizes derivative instruments to manage its exposure to fluctuations in commodity prices, which is discussed more fully below. The Company also utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed more fully in Note 7.

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

Inergy sells propane and other commodities to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of propane. Inergy will enter into offsetting positions to hedge against the exposure the customer contracts create. Inergy does not designate these instruments as hedging instruments in accordance with SFAS 133. These instruments are marked to market with the changes in the market value reflected in cost of product sold. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product sold related to these instruments. However, immaterial net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

Cash Flow Hedging Activity

Inergy sells propane and heating oil to retail customers at fixed prices. Inergy will enter into derivative instruments to hedge a significant portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. These instruments are identified and qualify to be treated as cash flow hedges in accordance with SFAS 133. This accounting treatment requires the effective portion of the gain or loss on the derivative to be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value Hedging Activity

Inergy will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its wholesale inventory. The instruments hedging wholesale inventory qualify to be treated as fair value hedges in accordance with SFAS 133. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product sold.

A significant amount of inventory held in bulk storage facilities is hedged as it is not expected to be sold in the immediate future and is therefore exposed to fluctuations in commodity prices. Commodity inventory held at retail locations is not hedged as this inventory is expected to be sold in the immediate future and is therefore not exposed to fluctuations in commodity prices over an extended period of time.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at December 31, 2008 and September 30, 2008 (in millions):

	December 31, 2008		September 30, 2008
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.8	6.0	8.9	7.5
Natural gas (MMBTU’s)	0.6	—	0.7	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to risk management activities for the three months ended December 31, 2008 and 2007 where settlement has not yet occurred (in millions):

	Three Months Ended December 31,
	2008	2007
Net fair value gain (loss) of contracts outstanding at beginning of period	$(23.7)	$0.7
Net change in physical exchange contracts	(1.3)	4.1
Net changes in cash (received) paid against outstanding positions	41.3	5.6
Change in fair value of contracts attributable to market movement during the period	(34.2)	0.8
Realized (gains) losses	6.2	(2.4)

Net fair value of contracts outstanding at end of period	$(11.7)	$8.8

All contracts subject to price risk had a maturity of twenty-five months or less, however, 98% mature within nine months prior to the Company’s year end.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2008 and September 30, 2008 were propane retailers, resellers, energy marketers and dealers.

Note 6 – Fair Value Measurements

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

•

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and US government treasury securities.

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, and options.

Certain of the Company’s derivative instruments are traded on the NYMEX. These instruments have been categorized as level 1.

The Company’s derivative instruments also consist of OTC contracts, which are not traded on a public exchange. The fair values of these derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. These instruments have been categorized as level 2.

The Company’s inventory that is the hedged item in a qualifying fair value hedge is valued based on prices quoted from observable sources and verified with broker quotes. This inventory has been categorized as level 2.

The Company’s OTC options are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. These options have been categorized as level 3.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, (in millions). As required by FAS 157, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Level 1	Level 2	Level 3	Netting Adjustments(a)	Total
Assets
Assets from price risk management	$6.1	$178.0	$7.3	$(99.2)	$92.2
Inventory	—	19.8	—		19.8
Interest rate swap	—	8.3	—		8.3

Total assets at fair value	$6.1	$206.1	$7.3	$(99.2)	$120.3

Liabilities
Liabilities from price risk management	$13.8	$217.2	$8.2	$(135.3)	$103.9

Total liabilities at fair value	$13.8	$217.2	$8.2	$(135.3)	$103.9

(a)

Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2008 and September 30, 2008, respectively (in millions):

	December 31, 2008	September 30, 2008
Credit agreement	$328.0	$247.0
Senior unsecured notes	825.0	825.0
Fair value adjustment on senior unsecured notes	8.3	1.9
Bond premium	3.7	3.8
ASC credit agreement	10.1	10.9
Obligations under noncompetition agreements and notes to former owners of businesses acquired	19.8	18.0

Total debt	1,194.9	1,106.6
Less: current portion	111.2	60.5

Total long-term debt	$1,083.7	$1,046.1

The Company’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to the Company under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

At December 31, 2008, the balance outstanding under the Credit Agreement was $328.0 million, including $212.0 million borrowed for acquisitions and growth capital expenditures and $116.0 million borrowed for working capital purposes. At September 30, 2008, the balance outstanding under the Credit Agreement was $247.0 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $65.0 million borrowed for working capital purposes. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within the Company’s Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Prior to this bankruptcy filing, Inergy had borrowed approximately $15.3 million of this $25 million commitment. Although Inergy cannot definitively determine their ability to do so, it

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

is doubtful Lehman CP has the ability to meet its remaining $9.7 million commitment and therefore Inergy does not plan for it to be available to borrow from for the remainder of the term of the Credit Agreement. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 2.34% and 3.58% at December 31, 2008, and between 4.24% and 5.46% at September 30, 2008, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $70.8 million and $154.3 million at December 31, 2008 and September 30, 2008, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $26.2 million and $23.6 million at December 31, 2008 and September 30, 2008, respectively.

Steuben Gas Storage Company, a majority-owned subsidiary of Arlington Storage Company (“ASC”), had a debt agreement in place at the time of the Company’s acquisition of ASC (“ASC Credit Agreement”). The ASC Credit Agreement is secured by the assets of Steuben and has no recourse against the assets of the Company. The ASC Credit Agreement is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other half is based on LIBOR plus the applicable spreads.

Inergy is party to six interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same aggregate notional amount of $150 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the three months ended December 31, 2008 was recorded as a $6.4 million decrease to interest expense. This amount was offset by a $6.4 million increase to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

At December 31, 2008, the Company was in compliance with all of its debt covenants.

Note 8 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of Inergy’s limited partner quarterly distributions for the three months ended December 31, 2008 and 2007 is presented below:

	Three Months Ended December 31,
	2008	2007
Record date	November 7, 2008	November 7, 2007
Payment date	November 14, 2008	November 14, 2007
Per unit rate	$0.635	$0.595
Distribution amount (in millions)	$43.1	$38.2

On January 26, 2009, Inergy declared a distribution of $0.645 per limited partner unit to be paid on February 13, 2009 to unitholders of record on February 6, 2009 for a total distribution of $44.4 million with respect to the first fiscal quarter of 2009. On February 14, 2008, a quarterly distribution of $0.605 per limited partner unit was paid to unitholders of record on February 7, 2008 with respect to the first fiscal quarter of 2008, for a total distribution of $39.3 million.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2008, the total of these firm purchase commitments was approximately $432.1 million of which $422.9 million will occur over the course of the next twelve months with the balance of $9.2 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and West Coast NGL midstream assets. At December 31, 2008, the total of these firm purchase commitments was approximately $20.9 million and the purchases associated with these commitments will occur over the course of the next year.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At December 31, 2008 and September 30, 2008, Inergy’s self-insurance reserves were $17.6 million and $17.4 million, respectively.

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for the acquisition that occurred during the three months ended December 31, 2008, are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the propane segment.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$267.7	$—	$—	$—	$267.7
Wholesale propane revenues	135.4	6.1	—	—	141.5
Storage, fractionation and other midstream revenues	—	51.2	(0.2)	—	51.0
Transportation revenues	4.6	4.5	—	—	9.1
Propane-related appliance sales revenues	7.1	—	—	—	7.1
Retail service revenues	6.1	—	—	—	6.1
Rental service and other revenues	8.2	—	—	—	8.2
Distillate revenues	43.3	—	—	—	43.3
Gross profit	152.1	22.2	—	—	174.3
Identifiable assets	221.1	26.4	—	—	247.5
Goodwill	275.1	168.9	—	—	444.0
Property, plant and equipment	695.3	620.8	—	10.7	1,326.8
Expenditures for property, plant and equipment	4.0	45.2	—	0.5	49.7

	Three Months Ended December 31, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$249.9	$—	$—	$—	$249.9
Wholesale propane revenues	146.0	6.7	—	—	152.7
Storage, fractionation and other midstream revenues	—	51.3	(0.1)	—	51.2
Transportation revenues	5.4	4.0	—	—	9.4
Propane-related appliance sales revenues	7.5	—	—	—	7.5
Retail service revenues	5.4	—	—	—	5.4
Rental service and other revenues	6.5	—	—	—	6.5
Distillate revenues	32.0	—	—	—	32.0
Gross profit	116.9	20.3	—	—	137.2
Identifiable assets	287.0	23.5	—	—	310.5
Goodwill	262.2	106.6	—	—	368.8
Property, plant and equipment	675.9	368.3	—	9.1	1,053.3
Expenditures for property, plant and equipment	4.5	42.7	—	0.4	47.6

Note 11 – Subsequent Events

In February 2009, Inergy closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8  3/4 % notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. Inergy intends to use the net proceeds from the private placement to repay borrowings under its existing revolving acquisition credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2008.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes two natural gas storage facilities (“Stagecoach” and “Steuben”), a liquefied petroleum gas (“LPG”) storage facility, a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). We further intend to pursue our growth objectives through, among other things, future acquisitions, operating in attractive markets and focusing our operations under established and locally recognized trade names.

We have grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since the inception of our predecessor in November 1996 through December 31, 2008, we have acquired 81 companies, including 75 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $1.7 billion, including working capital, assumed liabilities and acquisition costs.

In October 2008, we acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, we issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price. The purchase price allocation for this acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are generally highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season of October through March, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of how weather impacts propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees). While a substantial portion of our propane is used by our customers for heating needs, our propane operations are geographically diversified and not all of our propane sales are weather sensitive. Together, these factors may make it difficult to draw definitive conclusions as to the correlation of our gallon sales to weather calculations comparing weather in a year to normal or to the prior year.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that we will be able to fully pass on product cost increases, particularly when product costs increase rapidly. We have generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers which has resulted in a decline in gross profit. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation will reverse.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following table summarizes the consolidated income statement components for the three months ended December 31, 2008 and 2007, respectively (in millions):

	Three Months Ended December 31,		Change
	2008	2007	In Dollars	Percentage
Revenue	$534.0	$514.6	$19.4	3.8%
Cost of product sold	359.7	377.4	(17.7)	(4.7)

Gross profit	174.3	137.2	37.1	27.0
Operating and administrative expenses	72.8	63.2	9.6	15.2
Depreciation and amortization	26.3	22.8	3.5	15.4
Gain (loss) on disposal of assets	(0.7)	1.1	(1.8)	(163.6)

Operating income	74.5	52.3	22.2	42.4
Interest expense, net	(16.8)	(14.9)	(1.9)	(12.8)
Other income	—	0.1	(0.1)	(100.0)

Income before income taxes and interest of non-controlling partners in ASC	57.7	37.5	20.2	53.9
Provision for income taxes	(0.1)	(0.3)	0.2	66.7
Interest of non-controlling partners in ASC’s consolidated net income	(0.4)	(0.3)	(0.1)	(33.3)

Net income	$57.2	$36.9	$20.3	55.0%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended December 31, 2008 and 2007, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2008	2007	In Dollars	Percent	2008	2007	In Units	Percent
Retail propane	$267.7	$249.9	$17.8	7.1%	104.4	104.4	—	—%
Wholesale propane	141.5	152.7	(11.2)	(7.3)	119.9	108.6	11.3	10.4
Other retail	69.3	56.8	12.5	22.0	—	—	—	—
Storage, fractionation and midstream	55.5	55.2	0.3	0.5	—	—	—	—

Total	$534.0	$514.6	$19.4	3.8%	224.3	213.0	11.3	5.3%

Volume. During each of the three months ended December 31, 2008 and 2007, we sold approximately 104.4 million retail gallons of propane. Gallons sold during the three months ended December 31, 2008 remained relatively unchanged as compared to the same prior year period as a result of a 4.8 million gallon increase from acquisition-related volume offset by a 4.8 million decline in volume sold at our existing locations. Although the weather in our areas of operations was approximately 3% colder than normal and 16% colder than the prior year period by our calculations using degree day data provided by NOAA, the increase in gallon sales associated with this colder weather was more than offset by (1) continued customer conservation, which we believe resulted primarily from the lingering effects of the higher cost of propane that existed at the end of our fiscal year 2008 and into the early part of our first fiscal quarter of 2009 before costs declined substantially, as well as the current overall weak United States economic environment, and (2) volume declines from net customer losses during these periods of high propane costs, including low margin and less profitable customers. Further, we believe it takes an approximate full winter season (i.e., October through March) to assess the impact of the winter weather on retail propane gallon sales for that same six-month period.

Wholesale gallons delivered increased 11.3 million gallons, or 10.4%, to 119.9 million gallons in the three months ended December 31, 2008 from 108.6 million gallons in the three months ended December 31, 2007. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 10.2 million gallons, or 18.6%, to 65.0 million gallons during the three months ended December 31, 2008 from 54.8 million gallons during the same three-month period in 2007. This increase was attributable to the addition of natural gas liquid processing contracts in late fiscal 2008 and early fiscal 2009 which became effective this fiscal year. During the three months ended December 31, 2008 and 2007, Stagecoach had 26.25 bcf of working gas storage capacity and the storage services were 100% contracted during each of those periods. Steuben, which we acquired a controlling interest in on October 5, 2007, had 6.2 bcf of working gas storage capacity and the storage services were 100% contracted during the three months ended December 31, 2008 and 2007. The Bath LPG Storage Facility had a storage capacity of 1.5 million barrels and storage services were 100% contracted during the three months ended December 31, 2008 and 2007.

Revenues. Revenues for the three months ended December 31, 2008 were $534.0 million, an increase of $19.4 million, or 3.8%, from $514.6 million during the same three-month period in 2007.

Revenues from retail propane sales were $267.7 million for the three months ended December 31, 2008 compared to $249.9 million during the same three-month period in 2007. This $17.8 million, or 7.1%, increase resulted primarily from a higher overall average selling price of propane and acquisition-related sales, which resulted in higher revenues of $16.9 million and $12.3 million, respectively. These factors were partially offset by an $11.4 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $141.5 million in the three months ended December 31, 2008, a decrease of $11.2 million or 7.3%, from $152.7 million in the three months ended December 31, 2007. This decrease resulted primarily from the lower average selling price of propane, which contributed $27.1 million to the decrease in revenues. The lower selling price in our wholesale division in 2008 compared to 2007 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $69.3 million for the three months ended December 31, 2008, an increase of $12.5 million, or 22.0%, from $56.8 million during the same three-month period in 2007. Approximately $22.5 million of this increase was due to acquisition-related sales, partially offset by a decline in distillate revenues from existing locations of approximately $8.5 million. Distillate revenues decreased at existing locations as a result of lower volume sold coupled with a slight decline in our average selling price.

Revenues from storage, fractionation and other midstream activities were $55.5 million for the three months ended December 31, 2008, an increase of $0.3 million or 0.5% from $55.2 million during the same three-month period in 2007. Approximately $10.9 million of this increase was due to the acquisition of US Salt. Revenues at our Bath LPG Storage Facility and Stagecoach Storage Facility increased slightly due to an increase in contractual rates and the commencement of operations on North Lateral in December 2008, respectively. Partially offsetting these increases were $11.0 million lower revenues from our West Coast NGL operations primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold.

Cost of Product Sold. Cost of product sold for the three months ended December 31, 2008 was $359.7 million, a decrease of $17.7 million, or 4.7%, from $377.4 million during the same three-month period in 2007.

Retail propane cost of product sold was $147.4 million for the three months ended December 31, 2008 compared to $157.8 million for the same three-month period in 2007. This $10.4 million, or 6.6%, decrease in retail cost of product sold was driven by a 7% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs by approximately $16.4 million. These factors were partially offset by a $5.7 million increase in the cost of product sold associated with acquisition-related volume.

Wholesale propane cost of product sold in the three months ended December 31, 2008 was $135.8 million, a decrease of $13.7 million or 9.2%, from wholesale cost of product sold of $149.5 million in 2007. These lower costs were primarily a result of an approximate $29.3 million decrease due to the lower average cost of propane, partially offset by a $15.6 million increase in volume sold to existing and new customers.

Other cost of product sold was $43.0 million for the three months ended December 31, 2008 compared to $35.0 million during the same three-month period in 2007. This $8.0 million, or 22.9%, increase was primarily due to higher costs associated with acquisitions of $17.1 million, partially offset by lower costs from distillate sales at existing locations of $8.6 million and a decline in costs for other products and services of $0.5 million.

Storage, fractionation and other midstream cost of product sold was $33.5 million for the three months ended December 31, 2008, a decrease of $1.6 million, or 4.6%, from $35.1 million during the same three-month period in 2007. Costs from our West Coast NGL operations were $10.7 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts. Partially offsetting this decrease was a $7.6 million increase in cost due to the acquisition of US Salt and slight increases in costs at the Stagecoach Storage Facility and the Bath LPG Storage Facility.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $17.3 million and $17.9 million for the three months ended December 31, 2008 and 2007, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.6 million for the three months ended December 31, 2008 and 2007. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $7.4 million and $6.2 million for the three months ended December 31, 2008 and 2007, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.8 million and $1.3 million for the three months ended December 31, 2008 and 2007, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended December 31, 2008 was $174.3 million, an increase of $37.1 million, or 27.0%, from $137.2 million during the same three-month period in 2007.

Retail propane gross profit was $120.3 million for the three months ended December 31, 2008 compared to $92.1 million in the same three-month period in 2007. This $28.2 million, or 30.6%, increase in retail propane gross profit was mostly attributable to higher cash margin per gallon of approximately $26.1 million and $6.6 million associated with acquisitions, partially offset by a $4.2 million decline in gross profit resulting from lower retail gallon sales at existing locations as discussed above. The increase in cash margin per gallon was primarily the result of higher selling prices in certain markets in excess of the declining cost of propane.

Wholesale propane gross profit was $5.7 million in the three months ended December 31, 2008 compared to $3.2 million in the three months ended December 31, 2007, an increase of $2.5 million or 78.1%. This increase was primarily the result of higher margins we were able to attain in a period of market volatility.

Other gross profit was $26.3 million for the three months ended December 31, 2008 compared to $21.8 million for the same three-month period in 2007. This $4.5 million, or 20.6%, increase was due primarily to acquisitions.

Storage, fractionation and other midstream gross profit was $22.0 million in the three months ended December 31, 2008 compared to $20.1 million in the same three-month period in 2007, an increase of $1.9 million, or 9.5%. Approximately $3.3 million of this increase was due to the acquisition of US Salt. This increase was partially offset by slight decreases at our West Coast NGL operations and Stagecoach Storage Facility.

Operating and Administrative Expenses. Operating and administrative expenses were $72.8 million for the three months ended December 31, 2008 compared to $63.2 million in the same three-month period in 2007. This $9.6 million, or 15.2%, increase in operating expenses was primarily the result of a $6.1 million increase arising from acquisitions. The remaining increase was primarily the result of higher wages and other personnel expenses.

Depreciation and Amortization. Depreciation and amortization was $26.3 million for the three months ended December 31, 2008 compared to $22.8 million during the same three-month period in 2007. This $3.5 million, or 15.4%, increase resulted primarily from acquisitions and the expansion projects in our midstream segment.

Interest Expense. Interest expense was $16.8 million for the three months ended December 31, 2008 compared to $14.9 million during the same three-month period in 2007. This $1.9 million, or 12.8%, increase was due to an increase in the average debt outstanding associated with acquisitions, capital improvement projects and working capital needs, partially offset by lower average interest rates. Additionally, during the three months ended December 31, 2008 and 2007, we capitalized $2.3 million and $0.8 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Net Income. Net income was $57.2 million for the three months ended December 31, 2008 compared to net income of $36.9 million for the same three-month period in 2007. The $20.3 million, or 55.0%, increase in net income was primarily attributable to a higher gross profit, partially offset by higher operating expenses, depreciation and amortization and interest expense in the 2008 period.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended December 31, 2008 and 2007, respectively (in millions):

	Three Months Ended December 31,
	2008	2007
EBITDA:
Net income	$57.2	$36.9
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.1)	(0.2)
Interest expense, net	16.8	14.9
Provision for income taxes	0.1	0.3
Depreciation and amortization	26.3	22.8

EBITDA	$100.3	$74.7

Non-cash (gain) loss on derivative contracts	0.4	0.1
Non-cash compensation expense	0.6	0.4
(Gain) loss on disposal of assets	0.7	(1.1)

Adjusted EBITDA	$102.0	$74.1

(a)	ITDA – Interest, taxes, depreciation and amortization.

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the three months ended December 31, 2008 and 2007, EBITDA was $100.3 million and $74.7 million, respectively. This $25.6 million improvement in EBITDA was primarily attributable to higher gross profit offset in part by higher operating expenses during the three months ended December 31, 2008. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $102.0 million for the three months ended December 31, 2008 compared to $74.1 million in the same three-month period in 2007. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows (outflows) were $11.4 million and $(23.0) million for the three-month periods ending December 31, 2008 and 2007, respectively. The $34.4 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $46.0 million and $54.4 million for the three-month periods ending December 31, 2008 and 2007, respectively. Net cash outflows were primarily impacted by a $36.2 million decrease in cash outlays related to acquisitions, partially offset by a $20.1 million decrease in proceeds from the sale of assets and a $7.8 million increase in capital expenditures.

Net financing cash inflows were $36.2 million and $92.8 million for the three-month periods ending December 31, 2008 and 2007, respectively. Net cash inflows were primarily impacted by a $51.5 million decrease in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $4.9 million increase in total distributions paid.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, may make it difficult to obtain necessary funding. We have identified capital expansion project opportunities in our midstream operations. As of December 31, 2008, we have firm purchase commitments totaling approximately $20.9 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects is at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

In February 2009, we closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8  3/4% notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. We intend to use the net proceeds from the private placement to repay borrowings under our existing revolving acquisition credit facility.

Description of Credit Facility

We maintain borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to us under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within our Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Prior to this bankruptcy filing, we had borrowed approximately $15.3 million of this $25 million commitment. Although we cannot definitively determine their ability to do so, it is doubtful Lehman CP has the ability to meet its remaining $9.7 million commitment and therefore we do not plan for it to be available to borrow from for the remainder of the term of the Credit Agreement. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 2.34% and 3.58% at December 31, 2008. At December 31, 2008, borrowings outstanding under the Credit Agreement were $328.0 million, including $212.0 million borrowed for acquisitions and growth capital expenditures and $116.0 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of our wholly-owned domestic subsidiaries.

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

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2008, we had floating rate obligations totaling approximately $483.0 million including amounts borrowed under our Credit Agreement, the ASC Credit Agreement and interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2014 to floating, with aggregate notional amounts of $150 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2008 levels, our interest expense would change by a total of approximately $4.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2008 and 2007 were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2008 and September 30, 2008 was assets of $92.2 million and $33.3 million, respectively, and liabilities of $103.9 million and $57.0 million, respectively.

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

All contracts subject to price risk had a maturity of twenty-five months or less, however, 98% mature within nine months prior to our year end.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were approximately 0.1 million gallons of net unbalanced positions at December 31, 2008.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003).

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004).

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004).

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005).

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005).

3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002).

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 6, 2009	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and
Principal Accounting Officer)