Form 10-Q
period 2009-03-31
INERGY L P
filed 2009-05-07
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☐    No   ☐

The following units were outstanding at May 1, 2009:

Common units                     55,683,622

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy L.P.

INERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2009	September 30, 2008
	(unaudited)
Assets
Current assets:
Cash	$18.1	$17.3
Accounts receivable, less allowance for doubtful accounts of $4.4 million and $6.4 million at March 31, 2009 and September 30, 2008, respectively	143.9	128.5
Inventories (Note 3)	55.8	99.9
Assets from price risk management activities	34.3	33.3
Prepaid expenses and other current assets	21.4	21.9

Total current assets	273.5	300.9

Property, plant and equipment (Note 3)	1,372.1	1,275.0
Less: accumulated depreciation	282.8	244.7

Property, plant and equipment, net	1,089.3	1,030.3

Intangible assets (Note 3):
Customer accounts	269.4	266.7
Other intangible assets	132.6	127.0

	402.0	393.7
Less: accumulated amortization	117.6	105.5

Intangible assets, net	284.4	288.2

Goodwill	444.8	443.0
Other assets	9.8	4.0

Total assets	$2,101.8	$2,066.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$87.5	$103.8
Accrued expenses	69.5	68.9
Customer deposits	29.3	87.7
Liabilities from price risk management activities	20.1	57.0
Current portion of long-term debt (Note 7)	10.4	60.5

Total current liabilities	216.8	377.9

Long-term debt, less current portion (Note 7)	1,073.4	1,046.1
Other long-term liabilities	1.0	1.0
Interest of non-controlling partners in ASC’s subsidiaries	4.4	3.6

Partners’ capital (Note 8):
Common unitholders (55,264,123 and 50,715,074 units issued and outstanding as of March 31, 2009 and September 30, 2008, respectively)	805.5	637.6
Non-managing general partner and affiliate	0.7	0.2

Total partners’ capital	806.2	637.8

Total liabilities and partners’ capital	$2,101.8	$2,066.4

The accompanying notes are an integral part of these consolidated financial statements

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Propane	$443.9	$526.1	$853.1	$928.7
Other	126.2	122.1	251.0	234.1

	570.1	648.2	1,104.1	1,162.8
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	283.6	381.6	566.8	688.9
Other	74.4	78.0	150.9	148.1

	358.0	459.6	717.7	837.0

Gross profit	212.1	188.6	386.4	325.8
Expenses:
Operating and administrative	73.4	68.3	146.2	131.5
Depreciation and amortization	26.6	23.2	52.9	46.0
Gain (loss) on disposal of assets	(2.3)	0.1	(3.0)	1.2

Operating income	109.8	97.2	184.3	149.5

Other income (expense):
Interest expense, net	(18.1)	(14.9)	(34.9)	(29.8)
Other income	—	—	—	0.1

Income before income taxes and interest of non-controlling partners in ASC	91.7	82.3	149.4	119.8

Provision for income taxes	(0.1)	(0.1)	(0.2)	(0.4)
Interest of non-controlling partners in ASC’s consolidated net income	(0.3)	(0.2)	(0.7)	(0.5)

Net income	$91.3	$82.0	$148.5	$118.9

Partners’ interest information:
Non-managing general partner and affiliates interest in net income	$11.8	$9.4	$22.5	$17.9
Distribution paid on restricted units	0.2	0.1	0.3	0.2

Total interest in net income not attributable to limited partners’	$12.0	$9.5	$22.8	$18.1

Total limited partners’ interest in net income	$79.3	$72.5	$125.7	$100.8

Net income per limited partner unit:
Basic	$1.55	$1.46	$2.47	$2.03

Diluted	$1.55	$1.46	$2.46	$2.02

Weighted average limited partners’ units outstanding (in thousands):
Basic	51,122	49,693	50,986	49,675
Dilutive units	31	77	21	96

Diluted	51,153	49,770	51,007	49,771

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Managing General Partner and Affiliate	Total Partners’ Capital
Balance at September 30, 2008	$637.6	$0.2	$637.8
Net proceeds from issuance of common units	85.6	—	85.6
Issuance of common units for acquisition	6.7	—	6.7
Contribution from unit based compensation charges	1.4	—	1.4
Retirement of common units	(0.8)	—	(0.8)
Distributions	(65.5)	(22.1)	(87.6)
Comprehensive income:
Net income	126.0	22.5	148.5
Change in unrealized fair value on cash flow hedges	14.5	0.1	14.6

Comprehensive income			163.1

Balance at March 31, 2009	$805.5	$0.7	$806.2

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities
Net income	$148.5	$118.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.6	34.6
Amortization	13.3	11.4
Amortization of deferred financing costs	1.5	1.1
Amortization of net bond discount	0.3	—
Unit-based compensation charges	1.4	0.8
Interest of non-controlling partners in ASC’s consolidated net income	0.7	0.5
Provision for doubtful accounts	0.8	1.2
(Gain) loss on disposal of assets	3.0	(1.2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15.7)	(72.8)
Inventories	44.1	30.0
Prepaid expenses and other current assets	0.3	4.8
Other liabilities	(0.2)	(0.3)
Accounts payable	(16.2)	(4.8)
Accrued expenses	1.9	(6.4)
Customer deposits	(58.4)	(42.9)
Net liabilities from price risk management activities	(23.3)	(9.3)

Net cash provided by operating activities	141.6	65.6

Investing activities
Acquisitions, net of cash acquired	(1.5)	(43.7)
Purchases of property, plant and equipment	(104.1)	(101.5)
Proceeds from sale of assets	3.9	24.7
Other	—	(0.5)

Net cash used in investing activities	(101.7)	(121.0)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2009	2008
Financing activities
Proceeds from the issuance of long-term debt	$596.9	$395.8
Principal payments on long-term debt	(628.5)	(250.5)
Distributions	(87.6)	(77.5)
Payments for deferred financing costs	(5.5)	—
Net proceeds from unit options exercised	—	1.0
Net proceeds from issuance of common units	85.6	—

Net cash provided by (used in) financing activities	(39.1)	68.8

Net increase in cash	0.8	13.4
Cash at beginning of period	17.3	7.7

Cash at end of period	$18.1	$21.1

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2.7	$2.3

Net change to property, plant and equipment through accounts payable and accrued expenses	$(2.9)	$4.3

Increase in the fair value of interest rate swap liability and related long-term debt	$5.8	$7.6

Acquisitions, net of cash acquired:
Current assets	$0.3	$0.1
Property, plant and equipment	4.3	33.7
Intangible assets, net	2.5	5.2
Goodwill	1.8	22.7
Other assets	—	0.6
Current liabilities	(0.7)	(2.3)
Issuance of equity	(6.7)	—
Other liabilities	—	(16.3)

	$1.5	$43.7

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

Pursuant to a partnership agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled approximately $0.7 million and $1.4 million for the three months ended March 31, 2009 and 2008, and $1.9 million and $2.6 million for the six months ended March 31, 2009 and 2008, respectively, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of March 31, 2009, Holdings owns an aggregate 9.2% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of an approximate 0.8% general partnership interest and an approximate 8.4% limited partnership interest.

Nature of Operations

Inergy is engaged in the sale, distribution, marketing and trading of propane, natural gas and other natural gas liquids (“retail operations”). Inergy is also engaged in the storage, processing and fractionation of propane, natural gas and other natural gas liquids as well as the production and sale of salt (“midstream operations”). The retail propane market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s retail operations are primarily concentrated in the Midwest, Northeast, and South regions of the United States.

Basis of Presentation

The financial information contained herein as of March 31, 2009 and for the three-month and six-month periods ended March 31, 2009 and 2008 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2009 are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2008.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

The consolidated statements of operations for the three and six months ended March 31, 2008 reflect a reclassification of transportation costs of $2.2 million and $4.1 million, respectively, from a component of operating and administrative expense to other cost of product sold. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy is also party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $10.7 million and $25.3 million at March 31, 2009 and September 30, 2008, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $32.9 million and $33.1 million for the three months ended March 31, 2009 and 2008, respectively, and $66.0 million and $65.4 million for the six months ended March 31, 2009 and 2008, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at March 31, 2009 and September 30, 2008 amount to $15.5 million and $36.4 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In connection with the goodwill impairment evaluation, the Company identified four reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) to its carrying amount.

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2008. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2009.

Income Taxes

Inergy is a publicly-traded master limited partnership. Partnerships are generally not subject to Federal income tax, although publicly-traded partnerships are treated as corporations for Federal income tax purposes and therefore are subject to federal income tax, unless the partnership generates at least 90% of its gross income from qualifying sources. If the qualifying income requirement is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Inergy Sales and Service, Inc. (“Services”), a subsidiary of Inergy, does not generate at least 90% of its gross income from qualifying sources, and as such, federal and state income taxes are provided on the taxable income of Services. The remaining Inergy subsidiaries generate at least 90% of gross income from qualifying sources. As a result, except for the operations of Services, Inergy’s net earnings for Federal income tax purposes are allocated to the individual partners for inclusion in their income tax returns. Legislation in certain states allows for taxation of partnerships. As such, certain state taxes for Inergy have also been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the six months ended March 31, 2009 and 2008 was approximately $1.4 million and $0.8 million, respectively. The compensation expense includes unit-based compensation expense for options and restricted shares on Inergy Holdings, L.P. units granted to the Company’s employees.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Company adopted SFAS 161 on March 31, 2009. The adoption of SFAS 161 required certain additional disclosures (Note 5), however, it did not impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, or the Statement of Cash Flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements designed to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is required to be adopted by the Company for business combinations for which the acquisition date is on or after October 1, 2009.

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

In March 2008, the FASB ratified EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 applies to Master Limited Partnerships (“MLP”) that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner (“LP”) interest or embedded in the general partner interest. EITF 07-4 addresses how the current period earnings of an MLP should be allocated to the general partner, LP’s and, when applicable, IDR’s. EITF 07-4 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of EITF 07-4 to its consolidated financial statements.

In June 2008, the FASB ratified FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS 128, “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of FSP EITF 03-6-1 to its consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at March 31, 2009 and September 30, 2008, respectively (in millions):

	March 31, 2009	September 30, 2008
Propane gas and other liquids	$39.4	$83.9
Appliances, parts and supplies	15.8	15.3
Salt finished goods	0.6	0.7

Total inventory	$55.8	$99.9

Property, plant and equipment consists of the following at March 31, 2009 and September 30, 2008, respectively (in millions):

	March 31, 2009	September 30, 2008
Tanks and plant equipment	$715.2	$713.8
Buildings and improvements	297.9	265.6
Vehicles	105.5	104.5
Construction in process	227.9	166.5
Office furniture and equipment	25.6	24.6

	1,372.1	1,275.0
Less: accumulated depreciation	282.8	244.7

Total property, plant and equipment, net	$1,089.3	$1,030.3

Intangible assets consist of the following at March 31, 2009 and September 30, 2008, respectively (in millions):

	March 31, 2009	September 30, 2008
Customer accounts	$269.4	$266.7
Covenants not to compete	72.5	72.2
Deferred financing and other costs	33.8	28.5
Trademarks	26.3	26.3

	402.0	393.7
Less: accumulated amortization	117.6	105.5

Total intangible assets, net	$284.4	$288.2

Note 4 – Business Acquisitions

In October 2008, the Company acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, the Company issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

US GAAP requires that for any material business combination or disposition of assets, pro-forma information must be disclosed.

The fiscal 2009 acquisition was not considered material.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition through March 31, 2009.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

Inergy sells propane and other commodities to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of propane. Inergy will enter into offsetting positions to hedge against the exposure its customer contracts create. Inergy does not designate these instruments as hedging instruments in accordance with SFAS 133. These instruments are marked to market with the changes in the market value reflected in cost of product sold. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product sold related to these instruments. However, immaterial net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at March 31, 2009 and September 30, 2008 (in millions):

	March 31, 2009		September 30, 2008
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	5.8	5.4	8.9	7.5
Natural gas (MMBTU’s)	0.5	—	0.7	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s Balance Sheet and Statement of Operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	March 31, 2009		March 31, 2009
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in fair value hedging relationships:
Commodity (a)	$(2.8)	$6.7	$2.5	$(6.5)
Debt (b)	(0.6)	5.8	0.6	(5.8)

Total fair value of derivatives	$(3.4)	$12.5	$3.1	$(12.3)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	March 31, 2009		March 31, 2009		March 31, 2009
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships:
Commodity (c)	$(1.6)	$(8.2)	$(54.9)	$(22.8)	$0.1	$—

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	March 31, 2009
	Three Months Ended	Six Months Ended
Derivatives not designated as hedging instruments:
Commodity (d)	$4.5	$7.1

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of goods sold in the Statement of Operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the Statement of Operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of goods sold.
(d)	The gain (loss) is recognized in cost of goods sold.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to risk management activities for the six months ended March 31, 2009 and 2008 where settlement has not yet occurred (in millions):

	Six Months Ended March 31,
	2009	2008
Net fair value gain (loss) of contracts outstanding at beginning of period	$(23.7)	$0.7
Net change in physical exchange contracts	0.9	(0.3)
Net changes in cash paid against outstanding positions	21.7	5.1
Change in fair value of contracts attributable to market movement during the period	(2.7)	(6.3)
Realized losses	18.0	1.2

Net fair value of contracts outstanding at end of period	$14.2	$0.4

All contracts subject to price risk had a maturity of twenty-six months or less, however, virtually all of the contracts will mature within twelve months.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2009 and September 30, 2008 were propane retailers, resellers, energy marketers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $31.3 million for which the Company has posted collateral of $32.5 million, which includes $7.7 million of NYMEX margin deposit, in the normal course of business. The Company has received collateral of $10.8 million in the normal course of business.

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

As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, and options.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, (in millions). As required by FAS 157, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$3.9	$54.8	$0.7	$59.4	$10.9	$48.5	$(25.1)	$34.3
Inventory	—	15.5	—	15.5	—	—	—	15.5
Interest rate swap	—	7.7	—	7.7	7.7	—	—	7.7

Total assets at fair value	$3.9	$78.0	$0.7	$82.6	$18.6	$48.5	$(25.1)	$57.5

Liabilities
Liabilities from price risk management	$6.0	$55.0	$0.7	$61.7	$15.7	$46.0	$(41.6)	$20.1

(a)

Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2009 and September 30, 2008, respectively (in millions):

	March 31, 2009	September 30, 2008
Credit agreement	$15.7	$247.0
Senior unsecured notes	1,050.0	825.0
Fair value adjustment on senior unsecured notes	7.7	1.9
Bond premium	3.5	3.8
Bond discount	(21.4)	—
ASC credit agreement	9.5	10.9
Obligations under noncompetition agreements and notes to former owners of businesses acquired	18.8	18.0

Total debt	1,083.8	1,106.6
Less: current portion	10.4	60.5

Total long-term debt	$1,073.4	$1,046.1

In February 2009, Inergy closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8  3/4 % notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. Inergy used the net proceeds from the private placement to repay borrowings under its existing revolving acquisition credit facility.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2009, the balance outstanding under the Credit Agreement was $15.7 million, all drawn under the Working Capital Facility. At September 30, 2008, the balance outstanding under the Credit Agreement was $247.0 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $65.0 million borrowed for working capital purposes. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within the Company’s Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Inergy does not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 3.5% at March 31, 2009, and between 4.24% and 5.46% at September 30, 2008, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $385.0 million and $154.3 million at March 31, 2009 and September 30, 2008, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $24.3 million and $23.6 million at March 31, 2009 and September 30, 2008, respectively.

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

Inergy is party to six interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same aggregate notional amount of $150 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the six months ended March 31, 2009 was recorded as a $5.8 million decrease to interest expense. This amount was offset by a $5.8 million increase to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

At March 31, 2009, the Company was in compliance with all of its debt covenants.

Note 8 – Partners’ Capital

Common Unit Offering

In March 2009, the Company issued 4,000,000 common units representing limited partner interests. Excluding the underwriters’ option to purchase additional units, net proceeds from the common unit offering amounted to approximately $85.6 million.

In April 2009, the underwriters exercised their option to purchase additional units. The Company issued 418,000 common units representing limited partner interests. Net proceeds from the exercise of the underwriters’ option amounted to approximately $9.0 million.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Quarterly Distributions of Available Cash

A summary of Inergy’s limited partner quarterly distributions for the six months ended March 31, 2009 and 2008 is presented below:

Six Months Ended March 31, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2008	November 14, 2008	$0.635	$43.2
February 6, 2009	February 13, 2009	$0.645	44.4

			$87.6

Six Months Ended March 31, 2008
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2007	November 14, 2007	$0.595	$38.2
February 7, 2008	February 14, 2008	$0.605	39.3

			$77.5

On April 27, 2009, Inergy declared a distribution of $0.655 per limited partner unit to be paid on May 15, 2009 to unitholders of record on May 8, 2009 for a total distribution of $49.2 million with respect to the second fiscal quarter of 2009. On May 15, 2008, a quarterly distribution of $0.615 per limited partner unit was paid to unitholders of record on May 8, 2008 with respect to the second fiscal quarter of 2008, for a total distribution of $40.2 million.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2009, the total of these firm purchase commitments was approximately $255.8 million of which $250.6 million will occur over the course of the next twelve months with the balance of $5.2 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and West Coast NGL midstream assets. At March 31, 2009, the total of these firm purchase commitments was approximately $20.7 million and the purchases associated with these commitments will occur over the course of the next year.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At March 31, 2009 and September 30, 2008, Inergy’s self-insurance reserves were $17.8 million and $17.4 million, respectively.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for the acquisition that occurred during the six months ended March 31, 2009, are included in the propane segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$304.1	$—	$—	$—	$304.1
Wholesale propane revenues	133.2	6.6	—	—	139.8
Storage, fractionation and other midstream revenues	—	49.3	(0.3)	—	49.0
Transportation revenues	4.6	4.4	—	—	9.0
Propane-related appliance sales revenues	4.5	—	—	—	4.5
Retail service revenues	4.5	—	—	—	4.5
Rental service and other revenues	7.9	—	—	—	7.9
Distillate revenues	51.3	—	—	—	51.3
Gross profit	187.0	25.4	(0.3)	—	212.1
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	—	444.8
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	2.1	49.3	—	0.1	51.5

	Three Months Ended March 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$352.9	$—	$—	$—	$352.9
Wholesale propane revenues	166.4	6.8	—	—	173.2
Storage, fractionation and other midstream revenues	—	53.3	(0.2)	—	53.1
Transportation revenues	3.0	4.4	—	—	7.4
Propane-related appliance sales revenues	4.6	—	—	—	4.6
Retail service revenues	3.7	—	—	—	3.7
Rental service and other revenues	8.1	—	—	—	8.1
Distillate revenues	45.2	—	—	—	45.2
Gross profit	165.5	23.3	(0.2)	—	188.6
Identifiable assets	230.0	24.3	—	—	254.3
Goodwill	262.4	107.6	—	—	370.0
Property, plant and equipment	681.7	423.7	—	9.2	1,114.6
Expenditures for property, plant and equipment	2.7	55.5	—	—	58.2

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$571.8	$—	$—	$—	$571.8
Wholesale propane revenues	268.6	12.7	—	—	281.3
Storage, fractionation and other midstream revenues	—	100.5	(0.5)	—	100.0
Transportation revenues	9.2	8.9	—	—	18.1
Propane-related appliance sales revenues	11.6	—	—	—	11.6
Retail service revenues	10.6	—	—	—	10.6
Rental service and other revenues	16.1	—	—	—	16.1
Distillate revenues	94.6	—	—	—	94.6
Gross profit	339.3	47.6	(0.5)	—	386.4
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	—	444.8
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	6.1	94.5	—	0.6	101.2

	Six Months Ended March 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$602.8	$—	$—	$—	$602.8
Wholesale propane revenues	312.4	13.5	—	—	325.9
Storage, fractionation and other midstream revenues	—	104.6	(0.3)	—	104.3
Transportation revenues	8.4	8.4	—	—	16.8
Propane-related appliance sales revenues	12.0	—	—	—	12.0
Retail service revenues	9.2	—	—	—	9.2
Rental service and other revenues	14.6	—	—	—	14.6
Distillate revenues	77.2	—	—	—	77.2
Gross profit	282.5	43.6	(0.3)	—	325.8
Identifiable assets	230.0	24.3	—	—	254.3
Goodwill	262.4	107.6	—	—	370.0
Property, plant and equipment	681.7	423.7	—	9.2	1,114.6
Expenditures for property, plant and equipment	7.2	98.2	—	0.4	105.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since the inception of our predecessor in November 1996 through March 31, 2009, we have acquired 81 companies, including 75 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $1.7 billion, including working capital, assumed liabilities and acquisition costs.

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

Our midstream operations primarily include the storage, processing, fractionation, and sale of natural gas and natural gas liquids and, to a lesser extent, the sale of salt from solution mining of salt effective with our acquisition of U.S. Salt in August 2008. The cash flows from these operations are predominantly fee-based with creditworthy counterparties and, therefore, are not significantly affected in the short-term by changing commodity prices, seasonality, or weather fluctuations.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes the consolidated income statement components for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Three Months Ended March 31,		Change
	2009	2008	In Dollars	Percentage
Revenue	$570.1	$648.2	$(78.1)	(12.0)%
Cost of product sold	358.0	459.6	(101.6)	(22.1)

Gross profit	212.1	188.6	23.5	12.5
Operating and administrative expenses	73.4	68.3	5.1	7.5
Depreciation and amortization	26.6	23.2	3.4	14.7
Gain (loss) on disposal of assets	(2.3)	0.1	(2.4)	*

Operating income	109.8	97.2	12.6	13.0
Interest expense, net	(18.1)	(14.9)	(3.2)	(21.5)

Income before income taxes and interest of non-controlling partners in ASC	91.7	82.3	9.4	11.4
Provision for income taxes	(0.1)	(0.1)	—	—
Interest of non-controlling partners in ASC’s consolidated net income	(0.3)	(0.2)	(0.1)	(50.0)

Net income	$91.3	$82.0	$9.3	11.3%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$304.1	$352.9	$(48.8)	(13.8)%	124.7	138.6	(13.9)	(10.0)%
Wholesale propane	139.8	173.2	(33.4)	(19.3)	130.0	117.3	12.7	10.8
Other retail	72.8	64.6	8.2	12.7	—	—	—	—
Storage, fractionation and midstream	53.4	57.5	(4.1)	(7.1)	—	—	—	—

Total	$570.1	$648.2	$(78.1)	(12.0)%	254.7	255.9	(1.2)	(0.5)%

Volume. During the three months ended March 31, 2009, we sold approximately 124.7 million retail gallons of propane, a decrease of 13.9 million gallons or 10.0% from the 138.6 million retail gallons sold during the same three-month period in 2008. Gallons sold during the three months ended March 31, 2009 declined as compared to the same prior year period as a result of a 20.3 million gallon decrease in volume sold at our existing locations partially offset by a 6.4 million gallon increase from acquisition-related volume. Although the weather in our areas of operations was approximately 2% colder than the prior year period and approximately normal when compared to our calculations using degree day data provided by NOAA, the increase in gallon sales associated with this colder weather was more than offset by (1) continued customer conservation, which we believe resulted primarily from the current overall weak United States economic environment and to a lesser extent the lingering effects of propane cost which had been at record high prices the past several years, and (2) volume declines from net customer losses during earlier periods of relatively high propane costs, including low margin and less profitable customers.

Wholesale gallons delivered increased 12.7 million gallons, or 10.8%, to 130.0 million gallons in the three months ended March 31, 2009 from 117.3 million gallons in the three months ended March 31, 2008. The increase was due primarily to greater volumes sold to existing customers and addition of new customers, partially offset by the same factors contributing to the decline in retail gallons previously discussed.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 5.0 million gallons, or 8.9%, to 61.2 million gallons during the three months ended March 31, 2009 from 56.2 million gallons during the same three-month period in 2008. This increase was attributable to the addition of natural gas liquid processing contracts in late fiscal 2008 and early fiscal 2009 which became effective this fiscal year.

During the three months ended March 31, 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted. The total volume available for storage was the same during each of these periods.

Revenues. Revenues for the three months ended March 31, 2009 were $570.1 million, a decrease of $78.1 million, or 12.0%, from $648.2 million during the same three-month period in 2008.

Revenues from retail propane sales were $304.1 million for the three months ended March 31, 2009 compared to $352.9 million during the same three-month period in 2008. This $48.8 million, or 13.8%, decrease resulted primarily from a combination of lower overall average selling price of propane and lower volume sales to existing customers as described above, which together contributed to a $64.3 million revenue decline, partially offset by acquisition-related sales, which resulted in higher revenues of $15.5 million.

Revenues from wholesale propane sales were $139.8 million in the three months ended March 31, 2009, a decrease of $33.4 million or 19.3%, from $173.2 million in the three months ended March 31, 2008. This decrease resulted primarily from the lower average selling price of propane, which contributed $52.2 million to the decrease in revenues. The lower selling price in our wholesale division in 2009 compared to 2008 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $72.8 million for the three months ended March 31, 2009, an increase of $8.2 million, or 12.7%, from $64.6 million during the same three-month period in 2008. Revenue from other retail sales increased $24.6 million as a result of acquisition-related sales, partially offset by a $16.4 million decline in distillate revenues from existing locations. Distillate revenues decreased at existing locations as a result of lower volume sold coupled with a decline in comparable average selling price as a result of lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $53.4 million for the three months ended March 31, 2009, a decrease of $4.1 million or 7.1% from $57.5 million during the same three-month period in 2008. Revenues from our West Coast NGL operations decreased $18.1 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $12.5 million increase due to the acquisition of US Salt. In addition, revenues at our Bath LPG Storage Facility and Stagecoach Storage Facility increased due to an increase in contractual rates and the commencement of operations on the North Lateral connecting to Millennium Pipeline in December 2008, respectively.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2009 was $358.0 million, a decrease of $101.6 million, or 22.1%, from $459.6 million during the same three-month period in 2008.

Retail propane cost of product sold was $152.4 million for the three months ended March 31, 2009 compared to $215.5 million for the same three-month period in 2008. This $63.1 million, or 29.3%, decrease in retail cost of product sold was driven by a 21% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs by approximately $70.6 million. These factors were partially offset by a $6.4 million increase in the cost of product sold associated with acquisition-related volume and a $1.1 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the three months ended March 31, 2009 was $131.2 million, a decrease of $34.9 million or 21.0%, from wholesale cost of product sold of $166.1 million in 2008. These lower costs were primarily a result of an approximate $52.9 million decrease due to the lower average cost of propane, partially offset by an $18.0 million increase in volume sold to existing and new customers.

Other cost of product sold was $46.0 million for the three months ended March 31, 2009 compared to $42.8 million during the same three-month period in 2008. This $3.2 million, or 7.5%, increase was primarily due to higher costs associated with acquisitions of $19.8 million and a $1.1 million increase in transportation costs, partially offset by a $17.6 million decline in costs from distillate sales at existing locations and a decline in costs for other products and services of $0.1 million.

Storage, fractionation and other midstream cost of product sold was $28.4 million for the three months ended March 31, 2009, a decrease of $6.8 million, or 19.3%, from $35.2 million during the same three-month period in 2008. Costs from our West Coast NGL operations were $16.5 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts. Partially offsetting this decrease was an $8.3 million increase in cost due to the acquisition of US Salt.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $16.8 million and $18.0 million for the three months ended March 31, 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.6 million for the three months ended March 31, 2009 and 2008. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $7.8 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.7 million for the three months ended March 31, 2009 and 2008. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended March 31, 2009 was $212.1 million, an increase of $23.5 million, or 12.5%, from $188.6 million during the same three-month period in 2008.

Retail propane gross profit was $151.7 million for the three months ended March 31, 2009 compared to $137.4 million in the same three-month period in 2008. This $14.3 million, or 10.4%, increase in retail propane gross profit was mostly attributable to higher cash margin per gallon of approximately $26.5 million and $9.1 million associated with acquisitions, partially offset by a $20.2 million decline in gross profit resulting from lower retail gallon sales at existing locations as discussed above and a $1.1 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. The increase in cash margin per gallon was primarily the result of maintaining higher selling prices in certain markets while cost of propane declined.

Wholesale propane gross profit was $8.6 million in the three months ended March 31, 2009 compared to $7.1 million in the three months ended March 31, 2008, an increase of $1.5 million or 21.1%. This increase was primarily the result of both increased volumes sold and higher margins that we were able to attain in a period of regional supply disruption.

Other gross profit was $26.8 million for the three months ended March 31, 2009 compared to $21.8 million for the same three-month period in 2008. This $5.0 million, or 22.9%, increase was due primarily to acquisitions.

Storage, fractionation and other midstream gross profit was $25.0 million in the three months ended March 31, 2009 compared to $22.3 million in the same three-month period in 2008, an increase of $2.7 million, or 12.1%. Approximately $4.2 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL and the Stagecoach Storage Facility.

Operating and Administrative Expenses. Operating and administrative expenses were $73.4 million for the three months ended March 31, 2009 compared to $68.3 million in the same three-month period in 2008. This $5.1 million, or 7.5%, increase in operating expenses was due primarily to acquisitions and incentive compensation, which increased $6.3 million and $4.0 million, respectively. Offsetting these increases were lower operating expenses from existing operations of approximately $5.2 million comprised predominantly of lower salaries, vehicle expenses and casualty insurance.

Depreciation and Amortization. Depreciation and amortization was $26.6 million for the three months ended March 31, 2009 compared to $23.2 million during the same three-month period in 2008. This $3.4 million, or 14.7%, increase resulted primarily from acquisitions and the expansion projects completed in our midstream segment.

Interest Expense. Interest expense was $18.1 million for the three months ended March 31, 2009 compared to $14.9 million during the same three-month period in 2008. This $3.2 million, or 21.5%, increase was due to an increase in the average debt outstanding associated with acquisitions, capital improvement projects and working capital needs, partially offset by lower average interest rates. Additionally, during the three months ended March 31, 2009 and 2008, we capitalized $2.9 million and $0.9 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Net Income. Net income was $91.3 million for the three months ended March 31, 2009 compared to net income of $82.0 million for the same three-month period in 2008. The $9.3 million, or 11.3%, increase in net income was primarily attributable to a higher gross profit, partially offset by higher operating expenses, depreciation and amortization and interest expense in the 2009 period.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Three Months Ended March 31,
	2009	2008
EBITDA:
Net income	$91.3	$82.0
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.2)	(0.3)
Interest expense, net	18.1	14.9
Provision for income taxes	0.1	0.1
Depreciation and amortization	26.6	23.2

EBITDA	$135.9	$119.9

Non-cash loss on derivative contracts	1.1	—
Non-cash compensation expense	0.8	0.4
(Gain) loss on disposal of assets	2.3	(0.1)

Adjusted EBITDA	$140.1	$120.2

(a)	ITDA – Interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2009	2008
EBITDA:
Net cash provided by operating activities	$130.2	$88.6
Net changes in working capital balances	(6.5)	19.4
Provision for doubtful accounts	(1.2)	(1.8)
Amortization of deferred financing costs and net bond discount	(1.2)	(0.5)
Non-cash compensation expense	(0.8)	(0.4)
Gain (loss) on disposal of assets	(2.3)	0.1
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.5)	(0.5)
Interest expense, net	18.1	14.9
Provision for income taxes	0.1	0.1

EBITDA	$135.9	$119.9

Non-cash loss on derivative contracts	1.1	—
Non-cash compensation expense	0.8	0.4
(Gain) loss on disposal of assets	2.3	(0.1)

Adjusted EBITDA	$140.1	$120.2

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the three months ended March 31, 2009 and 2008, EBITDA was $135.9 million and $119.9 million, respectively. This $16.0 million improvement in EBITDA was primarily attributable to higher gross profit offset in part by higher operating expenses during the three months ended March 31, 2009. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and non-cash compensation expenses. Adjusted EBITDA was $140.1 million for the three months ended March 31, 2009 compared to $120.2 million in the same three-month period in 2008. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

The following table summarizes the consolidated income statement components for the six months ended March 31, 2009 and 2008, respectively (in millions):

	Six Months Ended March 31,		Change
	2009	2008	In Dollars	Percentage
Revenue	$1,104.1	$1,162.8	$(58.7)	(5.0)%
Cost of product sold	717.7	837.0	(119.3)	(14.3)

Gross profit	386.4	325.8	60.6	18.6
Operating and administrative expenses	146.2	131.5	14.7	11.2
Depreciation and amortization	52.9	46.0	6.9	15.0
Gain (loss) on disposal of assets	(3.0)	1.2	(4.2)	(350.0)

Operating income	184.3	149.5	34.8	23.3
Interest expense, net	(34.9)	(29.8)	(5.1)	(17.1)
Other income	—	0.1	(0.1)	(100.0)

Income before income taxes and interest of non-controlling partners in ASC	149.4	119.8	29.6	24.7
Provision for income taxes	(0.2)	(0.4)	0.2	50.0
Interest of non-controlling partners in ASC’s consolidated net income	(0.7)	(0.5)	(0.2)	(40.0)

Net income	$148.5	$118.9	$29.6	24.9%

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$571.8	$602.8	$(31.0)	(5.1)%	229.1	243.0	(13.9)	(5.7)%
Wholesale propane	281.3	325.9	(44.6)	(13.7)	249.9	225.9	24.0	10.6
Other retail	142.1	121.4	20.7	17.1	—	—	—	—
Storage, fractionation and midstream	108.9	112.7	(3.8)	(3.4)	—	—	—	—

Total	$1,104.1	$1,162.8	$(58.7)	(5.0)%	479.0	468.9	10.1	2.2%

Volume. During the six months ended March 31, 2009, we sold approximately 229.1 million retail gallons of propane, a decrease of 13.9 million gallons or 5.7% from the 243.0 million retail gallons sold during the same six-month period in 2008. This decline in gallons sold during the six months ended March 31, 2009 compared to the same prior year period resulted from a 25.1 million gallon decline in volume sold at our exiting locations partially offset by an 11.2 million increase from acquisition-related volume. Although the weather in our areas of operations was approximately 7% colder than the prior year period and approximately normal when compared to our calculations using degree day data provided by NOAA, the increase in gallon sales associated with this colder weather was more than offset by (1) continued customer conservation, which we believe resulted primarily from the lingering effects of the higher cost of propane that existed at the end of our fiscal year 2008 and into the early part of our first fiscal quarter of 2009 before costs declined substantially, as well as the current overall weak United States economic environment, and (2) volume declines from net customer losses during these periods of high propane costs, including low margin and less profitable customers.

Wholesale gallons delivered increased 24.0 million gallons, or 10.6%, to 249.9 million gallons in the six months ended March 31, 2009 from 225.9 million gallons in the six months ended March 31, 2008. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 15.2 million gallons, or 13.7%, to 126.2 million gallons during the six months ended March 31, 2009 from 111.0 million gallons during the same six-month period in 2008. This increase was attributable to the addition of natural gas liquid processing contracts in late fiscal 2008 and early fiscal 2009 which became effective this fiscal year.

During the six months ended March 31, 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted. The total volume available for storage was the same during each of these periods.

Revenues. Revenues for the six months ended March 31, 2009 were $1,104.1 million, a decrease of $58.7 million, or 5.0%, from $1,162.8 million during the same six-month period in 2008.

Revenues from retail propane sales were $571.8 million for the six months ended March 31, 2009 compared to $602.8 million during the same six-month period in 2008. This $31.0 million, or 5.1%, decrease resulted primarily from a $62.3 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above, partially offset by a slightly higher overall average selling price of propane and acquisition-related sales, which resulted in higher revenues of $3.5 million and $27.8 million, respectively.

Revenues from wholesale propane sales were $281.3 million in the six months ended March 31, 2009, a decrease of $44.6 million or 13.7%, from $325.9 million in the six months ended March 31, 2008. This decrease resulted primarily from the lower average selling price of propane, which contributed $79.3 million to the decrease in revenues. The lower selling price in our wholesale division in 2009 compared to 2008 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $142.1 million for the six months ended March 31, 2009, an increase of $20.7 million, or 17.1%, from $121.4 million during the same six-month period in 2008. Revenues from other retail sales increased approximately $47.1 million due to acquisition-related sales, partially offset by a decline in distillate revenues from existing locations of approximately $24.9 million and a decline in other revenues of $1.5 million. Distillate revenues decreased at existing locations as a result of lower volume sold coupled with a decline in our average selling price as a result of lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $108.9 million for the six months ended March 31, 2009, a decrease of $3.8 million or 3.4% from $112.7 million during the same six-month period in 2008. Revenues from our West Coast NGL operations decreased $29.1 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $23.4 million increase due to the acquisition of US Salt. In addition, revenues at our Bath LPG Storage Facility and Stagecoach Storage Facility increased due to an increase in contractual rates and the commencement of operations on the North Lateral connecting to Millennium Pipeline in December 2008, respectively.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2009 was $717.7 million, a decrease of $119.3 million, or 14.3%, from $837.0 million during the same six-month period in 2008.

Retail propane cost of product sold was $299.8 million for the six months ended March 31, 2009 compared to $373.3 million for the same six-month period in 2008. This $73.5 million, or 19.7%, decrease in retail cost of product sold was driven by a 15% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs by approximately $87.0 million. These factors were partially offset by a $12.1 million increase in the cost of product sold associated with acquisition-related volume and a $1.4 million increase in cost of product sold related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the six months ended March 31, 2009 was $267.0 million, a decrease of $48.6 million or 15.4%, from wholesale cost of product sold of $315.6 million in 2008. These lower costs were primarily a result of an approximate $82.2 million decrease due to the lower average cost of propane, partially offset by a $33.6 million increase in volume sold to existing and new customers.

Other cost of product sold was $89.0 million for the six months ended March 31, 2009 compared to $77.8 million during the same six-month period in 2008. This $11.2 million, or 14.4%, increase was primarily due to higher costs associated with acquisitions of $36.8 million and an increase in costs for other products and services of $0.5 million, partially offset by lower costs from distillate sales at existing locations of $26.1 million due to both declines in volume sales and average cost of product.

Storage, fractionation and other midstream cost of product sold was $61.9 million for the six months ended March 31, 2009, a decrease of $8.4 million, or 11.9%, from $70.3 million during the same six-month period in 2008. Costs from our West Coast NGL operations were $27.1 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts. Partially offsetting this decrease was a $15.9 million increase in cost due to the acquisition of US Salt.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $34.1 million and $35.9 million for the six months ended March 31, 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $15.2 million for the six months ended March 31, 2009 and 2008. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $15.2 million and $13.0 million for the six months ended March 31, 2009 and 2008, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.5 million and $1.3 million for the six months ended March 31, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the six months ended March 31, 2009 was $386.4 million, an increase of $60.6 million, or 18.6%, from $325.8 million during the same six-month period in 2008.

Retail propane gross profit was $272.0 million for the six months ended March 31, 2009 compared to $229.5 million in the same six-month period in 2008. This $42.5 million, or 18.5%, increase in retail propane gross profit was mostly attributable to higher cash margin per gallon of approximately $52.0 million and an increase of $15.7 million associated with acquisitions, partially offset by a $23.8 million decline in gross profit resulting from lower retail gallon sales at existing locations as discussed above and a $1.4 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. The increase in cash margin per gallon was primarily the result of higher selling prices in certain markets in excess of the declining cost of propane.

Wholesale propane gross profit was $14.3 million in the six months ended March 31, 2009 compared to $10.3 million in the six months ended March 31, 2008, an increase of $4.0 million or 38.8%. This increase was primarily the result of both increased volumes sold and higher margins that we were able to attain in a period of regional supply disruption.

Other gross profit was $53.1 million for the six months ended March 31, 2009 compared to $43.6 million for the same six-month period in 2008. This $9.5 million, or 21.8%, increase was due primarily to acquisitions.

Storage, fractionation and other midstream gross profit was $47.0 million in the six months ended March 31, 2009 compared to $42.4 million in the same six-month period in 2008, an increase of $4.6 million, or 10.8%. Approximately $7.5 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL operations and Stagecoach Storage Facility.

Operating and Administrative Expenses. Operating and administrative expenses were $146.2 million for the six months ended March 31, 2009 compared to $131.5 million in the same six-month period in 2008. This $14.7 million, or 11.2%, increase in operating expenses was due primarily to acquisitions and incentive compensation, which increased $12.4 million and $8.3 million, respectively. Offsetting these increases were lower operating expenses from existing operations of approximately $6.0 million comprised predominantly of lower salaries, vehicle expenses and casualty insurance.

Depreciation and Amortization. Depreciation and amortization was $52.9 million for the six months ended March 31, 2009 compared to $46.0 million during the same six-month period in 2008. This $6.9 million, or 15.0%, increase resulted primarily from acquisitions and the expansion projects in our midstream segment.

Interest Expense. Interest expense was $34.9 million for the six months ended March 31, 2009 compared to $29.8 million during the same six-month period in 2008. This $5.1 million, or 17.1%, increase was due to an increase in the average debt outstanding associated with acquisitions, capital improvement projects and working capital needs, partially offset by lower average interest rates. Additionally, during the six months ended March 31, 2009 and 2008, we capitalized $5.2 million and $1.7 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Net Income. Net income was $148.5 million for the six months ended March 31, 2009 compared to net income of $118.9 million for the same six-month period in 2008. The $29.6 million, or 24.9%, increase in net income was primarily attributable to a higher gross profit, partially offset by higher operating expenses, depreciation and amortization and interest expense in the 2009 period.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the six months ended March 31, 2009 and 2008, respectively (in millions):

	Six Months Ended March 31,
	2009	2008
EBITDA:
Net income	$148.5	$118.9
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.3)	(0.5)
Interest expense, net	34.9	29.8
Provision for income taxes	0.2	0.4
Depreciation and amortization	52.9	46.0

EBITDA	$236.2	$194.6

Non-cash loss on derivative contracts	1.5	0.1
Non-cash compensation expense	1.4	0.8
(Gain) loss on disposal of assets	3.0	(1.2)

Adjusted EBITDA	$242.1	$194.3

(a)	ITDA – Interest, taxes, depreciation and amortization.

	Six Months Ended March 31,
	2009	2008
EBITDA:
Net cash provided by operating activities	$141.6	$65.6
Net changes in working capital balances	67.5	101.7
Provision for doubtful accounts	(0.8)	(1.2)
Amortization of deferred financing costs and net bond discount	(1.8)	(1.1)
Non-cash compensation expense	(1.4)	(0.8)
Gain (loss) on disposal of assets	(3.0)	1.2
Interest of non-controlling partners in ASC’s consolidated EBITDA	(1.0)	(1.0)
Interest expense, net	34.9	29.8
Provision for income taxes	0.2	0.4

EBITDA	$236.2	$194.6

Non-cash loss on derivative contracts	1.5	0.1
Non-cash compensation expense	1.4	0.8
(Gain) loss on disposal of assets	3.0	(1.2)

Adjusted EBITDA	$242.1	$194.3

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the six months ended March 31, 2009 and 2008, EBITDA was $236.2 million and $194.6 million, respectively. This $41.6 million improvement in EBITDA was primarily attributable to higher gross profit offset in part by higher operating expenses during the six months ended March 31, 2009. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and non-cash compensation expenses. Adjusted EBITDA was $242.1 million for the six months ended March 31, 2009 compared to $194.3 million in the same six-month period in 2008. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our financial performance without regard to our financing methods, capital structure, and historical cost basis. Further, we believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $141.6 million and $65.6 million for the six-month periods ending March 31, 2009 and 2008, respectively. The $76.0 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $101.7 million and $121.0 million for the six-month periods ending March 31, 2009 and 2008, respectively. Net cash outflows were primarily impacted by a $42.2 million decrease in cash outlays related to acquisitions, partially offset by a $20.8 million decrease in proceeds from the sale of assets and a $2.6 million increase in capital expenditures.

Net financing cash (outflows) inflows were $(39.1) million and $68.8 million for the six-month periods ending March 31, 2009 and 2008, respectively. The net change was primarily impacted by a $176.9 million decrease in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $10.1 million increase in total distributions paid, partially offset by an $85.6 million increase in proceeds from the issuance of common units.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, may make it difficult to obtain necessary funding. We have identified capital expansion project opportunities in our midstream operations. As of March 31, 2009, we have firm purchase commitments totaling approximately $20.7 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

In February 2009, we closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8  3/4% notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. We used the net proceeds from the private placement to repay borrowings under our existing revolving acquisition credit facility.

In March 2009, we issued 4,000,000 common units representing limited partner interests. Excluding the underwriters’ option to purchase additional units, net proceeds from the common unit offering amounted to approximately $85.6 million.

In April 2009, the underwriters exercised their option to purchase additional units. We issued 418,000 common units representing limited partner interests. Net proceeds from the exercise of the underwriters’ option amounted to approximately $9.0 million.

Description of Credit Facility

We maintain borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to us under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within our Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. We do not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in an interest rate of 3.5% at March 31, 2009. At March 31, 2009, borrowings outstanding under the Credit Agreement were $15.7 million, all drawn under the Working Capital Facility. The Credit Agreement is guaranteed by each of our wholly-owned domestic subsidiaries.

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

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2009, we had floating rate obligations totaling approximately $170.4 million including amounts borrowed under our Credit Agreement, the ASC Credit Agreement and interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2014 to floating, with aggregate notional amounts of $150 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2009 levels, our interest expense would change by a total of approximately $1.7 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2009 and 2008 were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2009 and September 30, 2008 was assets of $34.3 million and $33.3 million, respectively, and liabilities of $20.1 million and $57.0 million, respectively.

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

All contracts subject to price risk had a maturity of twenty-six months or less, however, virtually all of the contracts will mature within twelve months.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were approximately (0.4) million gallons of net unbalanced positions at March 31, 2009.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 7, 2009	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)