Form 10-Q
period 2009-12-31
INERGY L P
filed 2010-02-03
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The following units were outstanding at January 29, 2010:

Common units                    65,664,307

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy L.P.

INERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2009	September 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15.8	$11.6
Accounts receivable, less allowance for doubtful accounts of $2.3 million and $2.7 million at December 31, 2009 and September 30, 2009, respectively	194.6	94.7
Inventories (Note 3)	115.7	96.5
Assets from price risk management activities	22.1	23.8
Prepaid expenses and other current assets	20.5	20.2

Total current assets	368.7	246.8

Property, plant and equipment (Note 3)	1,686.7	1,555.2
Less: accumulated depreciation	357.0	327.9

Property, plant and equipment, net	1,329.7	1,227.3

Intangible assets (Note 3):
Customer accounts	297.4	277.4
Other intangible assets	152.8	133.0

	450.2	410.4
Less: accumulated amortization	136.3	133.1

Intangible assets, net	313.9	277.3

Goodwill	455.0	374.3
Other assets	2.9	7.4

Total assets	$2,470.2	$2,133.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$129.6	$71.7
Accrued expenses	81.6	74.1
Customer deposits	48.3	60.1
Income tax liability (Note 5)	26.3	—
Liabilities from price risk management activities	37.6	29.3
Current portion of long-term debt (Note 8)	21.8	22.0

Total current liabilities	345.2	257.2

Long-term debt, less current portion (Note 8)	1,321.1	1,071.3
Other long-term liabilities	0.9	0.9

Partners’ capital (deficit) (Note 9):
Common unitholders (59,874,587 and 59,807,087 units issued and outstanding as of December 31, 2009 and September 30, 2009, respectively)	799.7	800.0
Non-managing general partner and affiliate	(0.8)	(0.6)

Total controlling partners’ capital	798.9	799.4
Interest of non-controlling partners in ASC’s subsidiaries	4.1	4.3

Total partners’ capital	803.0	803.7

Total liabilities and partners’ capital	$2,470.2	$2,133.1

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue:
Propane	$372.3	$409.2
Other	129.4	124.8

	501.7	534.0
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	252.3	283.2
Other	74.2	76.5

	326.5	359.7

Gross profit	175.2	174.3
Expenses:
Operating and administrative	68.5	72.8
Depreciation and amortization	37.1	26.3
Loss on disposal of assets	2.0	0.7

Operating income	67.6	74.5
Interest expense, net	(21.1)	(16.8)

Income before income taxes	46.5	57.7

Provision for income taxes	0.1	0.1

Net income	46.4	57.6
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.4	0.4

Net income attributable to controlling partners	$46.0	$57.2

Partners’ interest information:
Non-managing general partner and affiliate interest in net income	$16.6	$11.3

Total limited partners’ interest in net income	$29.4	$45.9

Net income per limited partner unit (Note 4):
Basic	$0.49	$0.90

Diluted	$0.49	$0.90

Weighted average limited partners’ units outstanding (in thousands):
Basic	59,837	51,084
Dilutive units	48	12

Diluted	59,885	51,096

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Managing General Partner and Affiliate	Non- Controlling Partners	Total Partners’ Capital
Balance at September 30, 2009	$800.0	$(0.6)	$4.3	$803.7
Net proceeds from common unit options exercised	0.4	—	—	0.4
Unit-based compensation charges	2.1	—	—	2.1
Distributions	(40.4)	(14.8)	—	(55.2)
Distributions paid to non-controlling partners	—	—	(0.6)	(0.6)
Other	(0.1)	—	—	(0.1)
Comprehensive income:
Net income	31.4	14.6	0.4	46.4
Change in unrealized fair value on cash flow hedges	6.3	—	—	6.3

Comprehensive income				52.7

Balance at December 31, 2009	$799.7	$(0.8)	$4.1	$803.0

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities
Net income attributable to controlling partners	$46.0	$57.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.4	19.7
Amortization	6.7	6.6
Amortization of deferred financing costs and net bond discount	1.9	0.6
Unit-based compensation charges	2.1	0.6
Interest of non-controlling partners in ASC’s consolidated net income	0.4	0.4
Provision for doubtful accounts	(0.9)	(0.4)
Loss on disposal of assets	2.0	0.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(83.6)	(54.1)
Inventories	(13.2)	35.2
Prepaid expenses and other current assets	0.5	(1.4)
Other liabilities	(0.3)	(0.3)
Accounts payable	54.2	20.6
Accrued expenses	0.9	(1.3)
Customer deposits	(14.1)	(22.1)
Net assets (liabilities) from price risk management activities	16.1	(50.6)

Net cash provided by operating activities	49.1	11.4

Investing activities
Acquisitions, net of cash acquired	(192.5)	(1.3)
Purchases of property, plant and equipment	(34.8)	(47.0)
Proceeds from sale of assets	2.2	2.3

Net cash used in investing activities	(225.1)	(46.0)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2009	2008
Financing activities
Proceeds from the issuance of long-term debt	$429.1	$200.4
Principal payments on long-term debt	(187.8)	(121.1)
Distributions	(55.2)	(43.1)
Payments for deferred financing costs	(9.9)	—
Net proceeds from common unit options exercised	0.4	—
Proceeds from swap settlement	4.3	—
Distributions paid to non-controlling partners	(0.6)	—
Other	(0.1)	—

Net cash provided by financing activities	180.2	36.2

Net increase in cash	4.2	1.6
Cash at beginning of period	11.6	17.3

Cash at end of period	$15.8	$18.9

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$—	$2.7

Net change to property, plant and equipment through accounts payable and accrued expenses	$(3.2)	$2.7

Change in the fair value of interest rate swap liability and related long-term debt	$(0.6)	$6.4

Acquisitions, net of cash acquired:
Current assets	$22.1	$0.3
Property, plant and equipment	104.5	5.9
Intangible assets	35.3	1.8
Goodwill	80.8	0.9
Other assets	0.1	—
Current liabilities	(50.3)	(0.9)
Issuance of equity	—	(6.7)

Total acquisitions, net of cash acquired	$192.5	$1.3

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

Inergy Partners, LLC (“Inergy Partners” or the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P. (“Holdings”), owns the Non-Managing General Partner interest in the Company. Inergy GP, LLC (“Inergy GP” or the “Managing General Partner”), a wholly-owned subsidiary of Holdings, has sole responsibility for conducting the Company’s business and managing its operations. Holdings is a holding company whose principal business, through its subsidiaries, is its management of and ownership in the Company. Holdings also directly owns the incentive distribution rights (“IDRs”) with respect to Inergy.

Pursuant to a partnership agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled $1.0 million and $1.2 million for the three months ended December 31, 2009 and 2008, respectively, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of December 31, 2009, Holdings owns an aggregate 8.6% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of an approximate 0.8% general partnership interest and an approximate 7.8% limited partnership interest.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast, South and West regions of the United States.

Basis of Presentation

The financial information contained herein as of December 31, 2009, and for the three-month periods ended December 31, 2009 and 2008, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2009, are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2009.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income was $17.2 million and $11.0 million at December 31, 2009 and September 30, 2009, respectively. Approximately $17.8 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $42.6 million and $33.7 million for the three months ended December 31, 2009 and 2008, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at December 31, 2009 and September 30, 2009 amount to $58.8 million and $53.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Salt deposits are depleted on a unit of production method.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2009. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2009.

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

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company during the three months ended December 31, 2009 and 2008 was $2.1 million and $0.6 million, respectively. The compensation expense for the three months ended December 31, 2009 and 2008, includes $1.6 million and $0.3 million of unit-based compensation expense on Inergy Holdings, L.P. units.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining its reportable segments, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 11 for disclosures related to Inergy’s propane and midstream segments.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of December 31, 2009, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,053.3 million compared with the aggregate principal amount at maturity of $1,050.0 million. The Company’s credit agreement (“Credit Agreement”) consists of a $75 million working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). The carrying value at December 31, 2009 of amounts outstanding under the Credit Agreement of $270.0 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 810-10 (“810-10”), originally issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted 810-10 on October 1, 2009. The adoption of 810-10 did not have a material impact on the Company’s results of operations or financial position.

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships”, was ratified in March 2008 and applies to Master Limited Partnerships (“MLP”) that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner (“LP”) interest or embedded in the general partner interest. 260-10 addresses how the current period earnings of an MLP should be allocated to the general partner, LP’s and, when applicable, IDRs. The Company adopted 260-10 on October 1, 2009, and the impact on its earnings per unit calculation has been retrospectively applied (see Note 4).

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, was ratified in June 2008 and applies to the calculation of earnings per share (“EPS”) under FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as SFAS 128, “Earnings Per Share”, for share-based payment awards with rights to dividends or dividend equivalents. 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company adopted 260-10 on October 1, 2009. The adoption of 260-10 did not have a significant impact on the Company’s earnings per unit calculation.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at December 31, 2009 and September 30, 2009, respectively (in millions):

	December 31, 2009	September 30, 2009
Propane gas and other liquids	$98.8	$81.3
Appliances, parts and supplies	16.2	14.8
Salt finished goods	0.7	0.4

Total inventory	$115.7	$96.5

Property, plant and equipment consists of the following at December 31, 2009 and September 30, 2009, respectively (in millions):

	December 31, 2009	September 30, 2009
Tanks and plant equipment	$1,035.6	$916.7
Buildings and improvements	371.7	323.6
Vehicles	121.2	107.7
Construction in process	86.3	136.0
Salt deposits	41.6	41.6
Office furniture and equipment	30.3	29.6

	1,686.7	1,555.2
Less: accumulated depreciation	357.0	327.9

Total property, plant and equipment, net	$1,329.7	$1,227.3

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $417.7 million with an associated accumulated depreciation balance of $91.9 million at December 31, 2009.

Intangible assets consist of the following at December 31, 2009 and September 30, 2009, respectively (in millions):

	December 31, 2009	September 30, 2009
Customer accounts	$297.4	$277.4
Covenants not to compete	80.3	72.5
Deferred financing and other costs	43.3	34.3
Trademarks	29.2	26.2

	450.2	410.4
Less: accumulated amortization	136.3	133.1

Total intangible assets, net	$313.9	$277.3

Note 4 – Income Per Unit

On October 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), which provides that for master limited partnerships (“MLPs”), current period earnings be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating earnings per unit. Any residual amount representing undistributed earnings is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement. In addition, IDRs, which represent a limited partnership ownership interest, are considered to be participating securities because they have the right to participate in earnings with common equity holders.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the Partnership’s partnership agreement, for any quarterly period, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.

The adoption of the provisions of this standard has been retrospectively applied and had the following impact on the earnings per unit for the three-month period ended December 31, 2008:

	Original Value	Adjustment	Adjusted Value
Basic	$0.91	$(0.01)	$0.90
Diluted	$0.91	$(0.01)	$0.90

The above adjustment is attributable to the requirement of 260-10 to calculate the general partner’s interest in net income based on the IDRs earned during the period. The IDRs earned for the three month period ended December 31, 2009, will be paid in February 2010. The Company previously calculated the general partner’s interest in net income based on the IDRs paid during the period.

Note 5 – Business Acquisitions

On December 31, 2009, the Company entered into an Equity Purchase Agreement with Sterling Capital Partners, L.P., Sterling Capital Partners GmbH & Co. KG and the other parties thereto (collectively, “Sellers”) wherein the Company acquired 100% of the capital stock, membership interests, partnership interests, as applicable, of SCP GP Propane Partners I, Inc., SCP LP Propane Partners I, Inc., Liberty Propane GP, LLC, Liberty Propane, LP and Liberty Propane Operations, LLC (collectively, “Liberty”). Liberty is a retail propane company servicing approximately 100,000 customers in the Mid-Atlantic, Northeast and Western regions of the United States. This acquisition expands the Company’s footprint in its core Mid-Atlantic and Northeast market areas, as well as establishing a quality new footprint in the attractive western United States propane market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions). The Company is in the process of obtaining third party valuations of certain property, plant and equipment as well as intangible assets; thus the provisional measurements of intangible assets, goodwill and deferred income taxes are subject to change.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

December 31, 2009
Accounts receivable, less allowance for doubtful accounts of $0.5 million	$15.2
Inventory	6.1
Prepaid expenses and other current assets	0.8
Property, plant and equipment	104.5
Customer accounts	20.0
Covenants not to compete	12.3
Trademarks	3.0
Other	0.1

Total identifiable assets acquired	162.0

Current liabilities	15.9
Income tax liability	26.3
Current portion of long-term debt	1.9
Notes payable	6.2

Total liabilities assumed	50.3

Net identifiable assets acquired	111.7
Goodwill	80.8

Net assets acquired	$192.5

The customer accounts are amortized over a period of 15 years and the covenants not to compete are amortized over a period of approximately 5 years.

The $80.8 million of goodwill has all been assigned to the propane operations segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce.

The following represents the pro-forma consolidated statements of operations as if Liberty had been included in the consolidated results of the Company for the three month periods ending December 31, 2009 and December 31, 2008, respectively (in millions):

	Pro-Forma Consolidated Statements of Operations
	Three Months Ended
	December 31, 2009	December 31, 2008
Revenue	$537.9	$575.6
Net income	$50.4	$64.2

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Liberty to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Risk Management

The Company is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. The Company utilizes derivative instruments to manage its exposure to fluctuations in commodity prices, which is discussed more fully below. The Company also utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed more fully in Note 8. Additional information related to derivatives is provided in Note 2 and Note 7.

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

Fair Value Hedging Activity

Inergy will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its wholesale inventory. The instruments hedging wholesale inventory qualify to be treated as fair value hedges. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product sold.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at December 31, 2009 and September 30, 2009, respectively (in millions):

	December 31, 2009		September 30, 2009
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	3.6	3.6	6.8	6.5
Natural gas (MMBTU’s)	0.5	—	—	—

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended December 31, 2009
Derivatives in fair value hedging relationships:
Commodity (a)	$(9.9)	$10.2
Debt (b)	(0.6)	0.6

Total fair value of derivatives	$(10.5)	$10.8

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives	Amount of Gain (Loss) Reclassified from OCI to Net Income	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Three Months Ended December 31, 2009
Derivatives in cash flow hedging relationships:
Commodity (c)	$11.6	$5.3	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended December 31, 2009
Derivatives not designated as hedging instruments:
Commodity (d)	$3.0

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2009 and September 30, 2009 were propane retailers, resellers, energy marketers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, is $18.1 million for which the Company has posted collateral of $4.1 million, in the normal course of business. The Company has received collateral of $14.7 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

Note 7 – Fair Value Measurements

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

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

Certain of the Company’s derivative instruments are traded on the NYMEX. These instruments have been categorized as level 1.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (in millions). The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.7	$58.0	$0.9	$60.6	$16.4	$44.2	$(38.5)	$22.1
Inventory	—	58.8	—	58.8	—	—	—	58.8
Interest rate swap	—	0.7	—	0.7	0.7	—	—	0.7

Total assets at fair value	$1.7	$117.5	$0.9	$120.1	$17.1	$44.2	$(38.5)	$81.6

Liabilities
Liabilities from price risk management	$4.6	$51.8	$3.2	$59.6	$15.3	$44.3	$(22.0)	$37.6

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended December 31, 2009
Beginning balance	$(0.2)
Beginning balance recognized during the period	(0.1)
Change in value of contracts executed during the period	(2.0)

Ending balance	$(2.3)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2009 and September 30, 2009, respectively (in millions):

	December 31, 2009	September 30, 2009
Credit agreement	$270.0	$27.2
Senior unsecured notes	1,050.0	1,050.0
Fair value hedge adjustment on senior unsecured notes	5.0	5.6
Bond premium	3.1	3.3
Bond discount	(18.7)	(19.7)
ASC credit agreement	7.7	8.3
Obligations under noncompetition agreements and notes to former owners of businesses acquired	25.8	18.6

Total debt	1,342.9	1,093.3
Less: current portion	21.8	22.0

Total long-term debt	$1,321.1	$1,071.3

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces its former senior credit facility due 2010. This new facility will mature on November 22, 2013. Borrowings under this new facility are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

The new secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the facility bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.50% to 2.75%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.50% to 3.75%.

At December 31, 2009, the balance outstanding under the new Credit Agreement was $270.0 million, including $245.0 million borrowed for acquisitions and growth capital expenditures and $25.0 million borrowed for working capital purposes. At September 30, 2009, the balance outstanding under the previous Credit Agreement was $27.2 million, with the entire balance borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 3.24% and 5.25% at December 31, 2009, and between 2.0% and 3.5% at September 30, 2009, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $238.6 million and $381.1 million at December 31, 2009 and September 30, 2009, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $16.4 million and $16.7 million at December 31, 2009 and September 30, 2009, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

Steuben Gas Storage Company, a majority-owned subsidiary of Arlington Storage Company (“ASC”), had a debt agreement in place at the time of the Company’s acquisition of ASC (“ASC Credit Agreement”). The ASC Credit Agreement is secured by the assets of Steuben and has no recourse against the assets of the Company. The ASC Credit Agreement is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other portion is based on LIBOR plus the applicable spreads.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Certain counterparties elected to call their respective interest rate swap positions in December 2009. The aggregate notional amount associated with these swaps amounted to $125 million. The Company received $4.3 million in consideration for the cancellation of the swaps.

Inergy is party to an interest rate swap agreement scheduled to mature in December 2014, designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. This swap agreement, which expires on the same date as the maturity date of the related senior unsecured notes due 2014 and contains call provisions consistent with the underlying senior unsecured notes, requires the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same aggregate notional amount of $25 million. The swap agreement has been accounted for as a fair value hedge. Amounts to be received or paid under the agreement are accrued and recognized over the life of the agreement as an adjustment to interest expense. The change in the market value of the interest rate swap for the three months ended December 31, 2009 was recorded as a $0.2 million increase to interest expense. This amount was offset by a $0.2 million decrease to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

At December 31, 2009, the Company was in compliance with all of its debt covenants.

Note 9 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of Inergy’s limited partner quarterly distributions for the three months ended December 31, 2009 and 2008, is presented below:

	Three Months Ended December 31,
	2009	2008
Record date	November 6, 2009	November 7, 2008
Payment date	November 13, 2009	November 14, 2008
Per unit rate	$0.675	$0.635
Distribution amount (in millions)	$55.2	$43.1

On January 25, 2010, Inergy declared a distribution of $0.685 per limited partner unit to be paid on February 12, 2010 to unitholders of record on February 5, 2010 for a total distribution of $61.8 million with respect to the first fiscal quarter of 2010. On February 13, 2009, a quarterly distribution of $0.645 per limited partner unit was paid to unitholders of record on February 6, 2009, with respect to the first fiscal quarter of 2009, for a total distribution of $44.4 million.

Note 10 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2009, the total of these firm purchase commitments was $140.1 million of which $139.2 million will occur over the course of the next twelve months with the balance of $0.9 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and Finger Lakes midstream assets. At December 31, 2009, the total of these firm purchase commitments was $8.1 million and the purchases associated with these commitments will occur over the course of the next twelve months.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At December 31, 2009 and September 30, 2009, Inergy’s self-insurance reserves were $20.0 million and $19.3 million, respectively.

Note 11 – Segments

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$221.3	$—	$—	$—	$221.3
Wholesale propane revenues	143.3	7.7	—	—	151.0
Storage, fractionation and other midstream revenues	—	68.9	(0.4)	—	68.5
Transportation revenues	4.2	4.8	—	—	9.0
Propane-related appliance sales revenues	7.1	—	—	—	7.1
Retail service revenues	5.0	—	—	—	5.0
Rental service and other revenues	6.7	—	—	—	6.7
Distillate revenues	33.1	—	—	—	33.1
Gross profit	142.1	33.5	(0.4)	—	175.2
Identifiable assets	253.2	57.1	—	—	310.3
Goodwill	358.7	96.3	—	—	455.0
Property, plant and equipment	801.3	874.3	—	11.1	1,686.7
Expenditures for property, plant and equipment	4.3	27.2	—	0.1	31.6

	Three Months Ended December 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$267.7	$—	$—	$—	$267.7
Wholesale propane revenues	135.4	6.1	—	—	141.5
Storage, fractionation and other midstream revenues	—	51.2	(0.2)	—	51.0
Transportation revenues	4.6	4.5	—	—	9.1
Propane-related appliance sales revenues	7.1	—	—	—	7.1
Retail service revenues	6.1	—	—	—	6.1
Rental service and other revenues	8.2	—	—	—	8.2
Distillate revenues	43.3	—	—	—	43.3
Gross profit	152.3	22.2	(0.2)	—	174.3
Identifiable assets	221.1	26.4	—	—	247.5
Goodwill	275.1	168.9	—	—	444.0
Property, plant and equipment	695.3	620.8	—	10.7	1,326.8
Expenditures for property, plant and equipment	4.0	45.2	—	0.5	49.7

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through February 3, 2010, the date of the filing of this Form 10-Q.

On January 11, 2010, Inergy executed a definitive agreement to purchase Seneca Lake natural gas storage facility (“Seneca Lake”) located in Schuyler County, New York, and two related pipelines. Seneca Lake is an approximate 2.0 billion cubic feet (bcf) underground salt cavern storage facility located on Inergy’s US Salt property outside Watkins Glen, New York, and has a maximum withdrawal capability of 145 MMcf/day and maximum injection capability of 75 MMcf/day. Seneca Lake is connected to the Dominion Transmission System via the 16-inch, 20 mile Seneca West Pipeline and indirectly to the city gate of Binghamton, New York, via the 12-inch, 37.5 mile Seneca East Pipeline, which runs within approximately 4 miles of Inergy’s Stagecoach North Lateral interconnect with the Millennium Pipeline.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 12, 2010, Inergy acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers.

On January 25, 2010, Inergy issued 5,000,000 common units in a public offering. Inergy also granted the underwriters the option to purchase up to 750,000 additional common units to cover over-allotments. The over-allotment option was exercised on January 28, 2010, for 749,100 common units. Inergy used the net proceeds from this offering to repay outstanding indebtedness under its revolving general partnership credit facility, which was borrowed to fund the recent acquisitions of Liberty and MGS and to fund other capital expenditures in its’ midstream business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2009.

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

Overview

We are a growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes two natural gas storage facilities (“Stagecoach” and “Thomas Corners”), a majority interest in a third natural gas storage facility (“Steuben”), a liquefied petroleum gas (“LPG”) storage facility (“Bath”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). We further intend to pursue our growth objectives in the propane business through, among other things, future acquisitions. Our acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through December 31, 2009, we have acquired 85 companies, including 79 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $2.0 billion, including working capital, assumed liabilities and acquisition costs.

On December 31, 2009, we acquired the partnership interests of Liberty Propane, LP (“Liberty”) headquartered in Overland Park, Kansas. Liberty delivers propane to nearly 100,000 customers from 38 customer service centers in the Northeast, Mid-Atlantic and Western regions of the United States. The purchase price allocation for this acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2009. At the main pricing hub of Mount Belvieu Texas during the three-month period ended December 31, 2009, propane prices ranged from a low of $0.93 per gallon to a high of $1.32 per gallon and a price of $1.31 per gallon at December 31, 2009. Our ability to pass on price increases to our customers and our hedging program limits the impact that such volatility has had on our results from operations. In the future, we will continue to hedge virtually 100% of our exposure from fixed price sales. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers which has resulted in a decline in gross profit. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation will reverse. The prices of crude oil and natural gas had maintained historically high costs in calendar year 2007 and 2008 before falling in late 2008 and somewhat leveling off in early 2009 and, since propane is a by-product of these commodities, it too has been at historically high levels over this same time frame. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We do not attempt to predict or control the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	a swap agreement which requires payments to (or receipt of payments from) a counterparty based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

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

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect our operations. Traditionally, supply to our markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets we serve. These supply shifts and other changes to the natural gas market may have an impact on our storage operations and our development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage. Currently, we have committed to capital expansion projects at our Finger Lakes LPG storage expansion. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or natural gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in summer 2010.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at December 31, 2009 of $8.1 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The following table summarizes the consolidated income statement components for the three months ended December 31, 2009 and 2008, respectively (in millions):

	Three Months Ended December 31,		Change
	2009	2008	In Dollars	Percentage
Revenue	$501.7	$534.0	$(32.3)	(6.0)%
Cost of product sold	326.5	359.7	(33.2)	(9.2)

Gross profit	175.2	174.3	0.9	0.5
Operating and administrative expenses	68.5	72.8	(4.3)	(5.9)
Depreciation and amortization	37.1	26.3	10.8	41.1
Loss on disposal of assets	2.0	0.7	1.3	185.7

Operating income	67.6	74.5	(6.9)	(9.3)
Interest expense, net	(21.1)	(16.8)	(4.3)	(25.6)

Income before income taxes	46.5	57.7	(11.2)	(19.4)
Provision for income taxes	0.1	0.1	—	—

Net income	46.4	57.6	(11.2)	(19.4)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.4	0.4	—	—

Net income attributable to controlling partners	$46.0	$57.2	$(11.2)	(19.6)%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended December 31, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$221.3	$267.7	$(46.4)	(17.3)%	102.5	104.4	(1.9)	(1.8)%
Wholesale propane	151.0	141.5	9.5	6.7	140.1	119.9	20.2	16.8
Other retail	56.1	69.3	(13.2)	(19.0)	—	—	—	—
Storage, fractionation and midstream	73.3	55.5	17.8	32.1	—	—	—	—

Total	$501.7	$534.0	$(32.3)	(6.0)%	242.6	224.3	18.3	8.2%

Volume. During the three months ended December 31, 2009, we sold 102.5 million retail gallons of propane, a decrease of 1.9 million gallons or 1.8% from the 104.4 million retail gallons sold during the same three-month period in 2008. Gallons sold during the three months ended December 31, 2009, declined as compared to the same prior year period as a result of lower volumes sold at our existing locations of 3.4 million gallons partially offset by a 1.5 million gallon increase from acquisition-related volume. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses that we believe were primarily the result of relatively high propane costs. Also contributing to the decline was the weather in our areas of operations, which was approximately 2% warmer than the prior year period and near normal by our calculations using degree day data provided by NOAA. We believe, however, that it takes an approximate full winter season (i.e., October through March) to assess the impact of the winter weather on retail propane gallon sales for that same six-month period.

Wholesale gallons delivered increased 20.2 million gallons, or 16.8%, to 140.1 million gallons in the three months ended December 31, 2009, from 119.9 million gallons in the three months ended December 31, 2008. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 16.6 million gallons, or 25.5%, to 81.6 million gallons during the three months ended December 31, 2009, from 65.0 million gallons during the same three-month period in 2008. This increase was partially attributed to the renewal of certain customer contracts and the addition of new contracts.

During the three months ended December 31, 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the three months ended December 31, 2009, were $501.7 million, a decrease of $32.3 million, or 6.0%, from $534.0 million during the same three-month period in 2008.

Revenues from retail propane sales were $221.3 million for the three months ended December 31, 2009, compared to $267.7 million during the same three-month period in 2008. This $46.4 million, or 17.3%, decrease resulted primarily from a combination of a lower overall average selling price of propane due to a reduction in the wholesale cost of propane and a decline in gallons sold to existing customers as described above, which contributed to a $40.7 million and $8.9 million revenue decline, respectively, partially offset by acquisition-related sales, which resulted in higher revenues of $3.2 million.

Revenues from wholesale propane sales were $151.0 million in the three months ended December 31, 2009, an increase of $9.5 million or 6.7%, from $141.5 million in the three months ended December 31, 2008. This increase resulted primarily from greater volumes of propane sold which contributed $23.8 million to the increase in revenues. This increase was offset by the lower average sales price of propane. The lower selling price for our wholesale propane sales in the three months ended December 31, 2009, compared to the three months ending December 31, 2008, was the result of the lower cost of propane.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $56.1 million for the three months ended December 31, 2009, a decrease of $13.2 million, or 19.0%, from $69.3 million during the same three-month period in 2008. Revenue from other retail sales declined $10.7 million as a result of lower distillate revenues at existing locations and $3.2 million due to a decline in revenues from other products and services, partially offset by a $0.7 million increase from acquisition-related sales. Distillate revenues from existing locations decreased as a result of lower volume sold coupled with a decline in the comparable average selling price of the distillates resulting from a lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $73.3 million for the three months ended December 31, 2009, an increase of $17.8 million or 32.1% from $55.5 million during the same three-month period in 2008. Revenues from our West Coast NGL operations increased $15.0 million primarily as a result of expected changes in the variety of natural gas liquid products sold and processed. Additionally, revenues from our US Salt operations increased $1.7 million due to price increases and product mix management. Stagecoach revenues increased $0.6 million due to having the North Lateral in service for the entire three months ended December 31, 2009. The North Lateral was placed in service in December 2008.

Cost of Product Sold. Cost of product sold for the three months ended December 31, 2009 was $326.5 million, a decrease of $33.2 million, or 9.2%, from $359.7 million during the same three-month period in 2008.

Retail propane cost of product sold was $109.3 million for the three months ended December 31, 2009, compared to $147.4 million for the same three-month period in 2008. This $38.1 million, or 25.8%, decrease in retail cost of product sold was driven by a 24% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which reduced costs by $32.7 million and $4.8 million, respectively. Also contributing to the decline in retail propane cost of product sold was a $2.4 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $1.8 million increase in retail propane cost of product sold associated with acquisition-related volume.

Wholesale propane cost of product sold in the three months ended December 31, 2009, was $143.0 million, an increase of $7.2 million or 5.3%, from wholesale cost of product sold of $135.8 million in the three months ended December 31, 2008. This increase resulted primarily from greater volumes of propane sold which contributed $22.8 million to the increase in cost of product sold. This increase was partially offset by the lower average purchase price of propane.

Other retail cost of product sold was $33.4 million for the three months ended December 31, 2009, compared to $43.0 million during the same three-month period in 2008. This $9.6 million, or 22.3%, decrease was primarily due to lower costs from distillate sales at existing locations of $9.2 million and a decline in costs for other products and services of $0.9 million, partially offset by a $0.5 million increase in the cost of product sold associated with acquisition-related volume. The cost of product sold for distillates declined as a result of lower volume sales at existing locations coupled with a 12% decline in the average cost per gallon of distillates.

Storage, fractionation and other midstream cost of product sold was $40.8 million for the three months ended December 31, 2009, an increase of $7.3 million, or 21.8%, from $33.5 million during the same three-month period in 2008. Costs from our West Coast NGL operations were $9.5 million higher primarily as a result of expected changes in the variety of natural gas liquid products sold and processed due to additional contracts. This increase was partially offset by favorable energy efficiencies from our US Salt operations resulting in a $0.7 million decrease in cost of product sold.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $16.5 million and $17.3 million for the three months ended December 31, 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.6 million and $8.2 million for the three months ended December 31, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $17.9 million and $7.4 million for the three months ended December 31, 2009 and 2008, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.6 million and $0.8 million for the three months ended December 31, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended December 31, 2009, was $175.2 million, an increase of $0.9 million, or 0.5%, from $174.3 million during the same three-month period in 2008.

Retail propane gross profit was $112.0 million for the three months ended December 31, 2009, compared to $120.3 million in the same three-month period in 2008. This $8.3 million, or 6.9%, decrease in retail propane gross profit was mostly attributable to a slightly lower cash margin per gallon, which contributed $8.0 million of decline coupled with a $4.1 million decline resulting from lower retail gallon sales at existing locations as discussed above. These declines were partially offset by a $1.4 million increase associated with acquisitions and a $2.4 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. The decline in cash margin per gallon was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual margins per gallon during that prior period.

Wholesale propane gross profit was $8.0 million in the three months ended December 31, 2009, compared to $5.7 million in the three months ended December 31, 2008, an increase of $2.3 million or 40.4%. This increase was primarily the result of increased volumes sold, higher margins that we were able to attain in certain regions where supply disruption occurred in 2009 and increased agricultural demand.

Other retail gross profit was $22.7 million for the three months ended December 31, 2009, compared to $26.3 million for the same three-month period in 2008. This $3.6 million, or 13.7%, decrease was due primarily to lower gross profit on other products and services and distillates of $2.3 million and $1.5 million, respectively, partially offset by a $0.2 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $32.5 million in the three months ended December 31, 2009, compared to $22.0 million in the same three-month period in 2008, an increase of $10.5 million, or 47.7%. This increase is primarily due to additional West Coast NGL contracts and margin improvement and product mix management at US Salt, resulting in a $5.5 million and $2.4 million increase in gross profit, respectively. Gross profit also increased due to the North Lateral being in service for the entire three months ended December 31, 2009. The North Lateral was placed in service in December 2008.

Operating and Administrative Expenses. Operating and administrative expenses were $68.5 million for the three months ended December 31, 2009, compared to $72.8 million in the same three-month period in 2008. This $4.3 million, or 5.9%, decrease in operating expenses was due primarily to lower operating expenses from existing operations of $4.9 million comprised predominantly of lower personnel expenses, vehicle expenses and other operating expenses. Partially offsetting these decreases was an increase of $0.6 million due to acquisitions.

Depreciation and Amortization. Depreciation and amortization was $37.1 million for the three months ended December 31, 2009, compared to $26.3 million during the same three-month period in 2008. This $10.8 million, or 41.1%, increase resulted primarily from acquisitions and the expansion projects completed in our midstream segment.

Interest Expense. Interest expense was $21.1 million for the three months ended December 31, 2009, compared to $16.8 million during the same three-month period in 2008. This $4.3 million, or 25.6%, increase was primarily due to higher average interest rates associated with our fixed rate debt. Additionally, during the three months ended December 31, 2009 and 2008, we capitalized $1.5 million and $2.3 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Net Income Attributable to Controlling Partners. Net income was $46.0 million for the three months ended December 31, 2009, compared to net income of $57.2 million for the same three-month period in 2008. The $11.2 million, or 19.6%, decrease in net income was primarily attributable to increased depreciation and amortization and interest expense in the 2009 period, partially offset by a higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended December 31, 2009 and 2008, respectively (in millions):

	Three Months Ended December 31,
	2009	2008
EBITDA:
Net income attributable to controlling partners	$46.0	$57.2
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.1)	(0.1)
Interest expense, net	21.1	16.8
Provision for income taxes	0.1	0.1
Depreciation and amortization	37.1	26.3

EBITDA	$104.2	$100.3

Non-cash (gain) loss on derivative contracts	(2.0)	0.4
Long-term incentive and equity compensation expense	2.1	0.6
Loss on disposal of assets	2.0	0.7

Adjusted EBITDA	$106.3	$102.0

(a)	ITDA – Interest, taxes, depreciation and amortization.

	Three Months Ended December 31,
	2009	2008
EBITDA:
Net cash provided by operating activities	$49.1	$11.4
Net changes in working capital balances	39.5	74.0
Provision for doubtful accounts	0.9	0.4
Amortization of deferred financing costs and net bond discount	(1.9)	(0.6)
Long-term incentive and equity compensation expense	(2.1)	(0.6)
Loss on disposal of assets	(2.0)	(0.7)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.5)	(0.5)
Interest expense, net	21.1	16.8
Provision for income taxes	0.1	0.1

EBITDA	$104.2	$100.3

Non-cash (gain) loss on derivative contracts	(2.0)	0.4
Long-term incentive and equity compensation expense	2.1	0.6
Loss on disposal of assets	2.0	0.7

Adjusted EBITDA	$106.3	$102.0

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the three months ended December 31, 2009 and 2008, EBITDA was $104.2 million and $100.3 million, respectively. This $3.9 million improvement in EBITDA was primarily attributable to a decrease in operating and administrative expenses during the three months ended December 31, 2009. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $106.3 million for the three months ended December 31, 2009, compared to $102.0 million in the same three-month period in 2008. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, we believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $49.1 million and $11.4 million for the three-month periods ending December 31, 2009 and 2008, respectively. The $37.7 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $225.1 million and $46.0 million for the three-month periods ending December 31, 2009 and 2008, respectively. Net cash outflows were primarily impacted by a $191.2 million increase in cash outlays related to acquisitions, partially offset by a $12.2 million decrease in capital expenditures.

Net financing cash inflows were $180.2 million and $36.2 million for the three-month periods ending December 31, 2009 and 2008, respectively. The net change was primarily impacted by a $162.0 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, partially offset by a $12.1 million increase in total distributions paid and a $9.9 million increase in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed, but we have successfully raised over $200 million in long-term unsecured debt, entered into a secured credit facility providing borrowing capacity up to $525 million, and raised over $200 million in two separate equity transactions during 2009 and approximately $180 million in a 2010 equity transaction. We have identified capital expansion project opportunities in our midstream operations. As of December 31, 2009, we have firm purchase commitments totaling approximately $8.1 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facility

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces our former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 3.24% and 5.25% at December 31, 2009. At December 31, 2009, borrowings outstanding under the Credit Agreement were $270.0 million, including $245.0 million borrowed for acquisitions and growth capital expenditures and $25.0 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of our wholly-owned domestic subsidiaries.

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

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2009, we had floating rate obligations totaling $299.4 million including amounts borrowed under our Credit Agreement, the ASC Credit Agreement and our interest rate swap, which converts a portion of our fixed rate senior unsecured notes due 2014 to floating, with a notional amount of $25 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2009 levels, our interest expense would change by a total of approximately $3.0 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2009 and 2008, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2009 and September 30, 2009 was assets of $22.1 million and $23.8 million, respectively, and liabilities of $37.6 million and $29.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.2 million change in the market value of the contracts as there were 1.5 million gallons of net unbalanced positions at December 31, 2009.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

On December 31, 2009, the Company completed its acquisition of Liberty. See Note 5 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of evaluating the internal controls and procedures of Liberty. Further, the Company is in the process of integrating Liberty operations. Management will continue to evaluate its internal control over financial reporting as it executes integration activities, however, integration activities could materially affect the Company’s internal control over financial reporting in future periods.

Except for the Liberty acquisition, there were no other material changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On February 1, 2010, Inergy GP and R. Brooks Sherman, Jr., Executive Vice President – Chief Financial Officer, entered into an Amended and Restated Employment Agreement. Pursuant to the agreement, the term of Mr. Sherman’s employment was extended until February 1, 2015. During the term of the agreement Mr. Sherman is entitled to receive an annual salary of $225,000 and a discretionary annual cash bonus.

In the event that Mr. Sherman’s employment is terminated by Inergy GP without Cause (as defined in the agreement) prior to the expiration of the term, Inergy GP will be required to continue making payments to Mr. Sherman for the remainder of the term.

Mr. Sherman’s agreement contains non-competition provisions applicable for a two year period following termination of his employment and confidentiality provisions prohibiting Mr. Sherman from disclosing the Company’s confidential information.

In connection with the agreement, on February 1, 2010, Mr. Sherman was granted 55,000 restricted units under the Inergy, L.P. Long Term Incentive Plan and 55,000 restricted units under the Inergy Holdings, L.P. Long Term Incentive Plan.

A copy of the Amended and Restated Employment Agreement is included herewith as Exhibit 10.1.

Also on February 1, 2010, Inergy GP and Phillip L. Elbert., Chief Operating Officer and President – Propane Operations, entered into a Second Amended and Restated Employment Agreement. Pursuant to the agreement, the term of Mr. Elbert’s employment was extended until February 1, 2015. During the term of the agreement Mr. Elbert is entitled to receive an annual salary of $275,000 and a discretionary annual cash bonus.

In the event that Mr. Elbert’s employment is terminated by Inergy GP without Cause (as defined in the agreement) prior to the expiration of the term, Inergy GP will be required to continue making payments to Mr. Elbert for the remainder of the term.

Mr. Elbert’s agreement contains non-competition provisions applicable for a two year period following termination of his employment and confidentiality provisions prohibiting Mr. Elbert from disclosing the Company’s confidential information.

In connection with the agreement, on February 1, 2010, Mr. Elbert was granted 70,000 restricted units under the Inergy, L.P. Long Term Incentive Plan and 70,000 restricted units under the Inergy Holdings, L.P. Long Term Incentive Plan.

A copy of the Second Amended and Restated Employment Agreement is included herewith as Exhibit 10.2.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003).

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004).

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004).

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005).

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005).

3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002).

*10.1	Amended and Restated Employment Agreement dated February 1, 2010, between Inergy GP, LLC and R. Brooks Sherman, Jr.

*10.2	Second Amended and Restated Employment Agreement dated February 1, 2010, between Inergy GP, LLC and Phillip L. Elbert.

*31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 3, 2010	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)