Form 10-Q
period 2010-03-31
INERGY L P
filed 2010-05-05
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at April 30, 2010:

Common units                    65,868,636

INERGY, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy L.P.

INERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2010	September 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19.2	$11.6
Accounts receivable, less allowance for doubtful accounts of $2.4 million and $2.7 million at March 31, 2010 and September 30, 2009, respectively	167.3	94.7
Inventories (Note 3)	78.4	96.5
Assets from price risk management activities	8.9	23.8
Prepaid expenses and other current assets	13.7	20.2

Total current assets	287.5	246.8

Property, plant and equipment (Note 3)	1,711.6	1,555.2
Less: accumulated depreciation	387.3	327.9

Property, plant and equipment, net	1,324.3	1,227.3

Intangible assets (Note 3):
Customer accounts	330.2	277.4
Other intangible assets	152.5	133.0

	482.7	410.4
Less: accumulated amortization	138.8	133.1

Intangible assets, net	343.9	277.3

Goodwill	461.0	374.3
Other assets	4.1	7.4

Total assets	$2,420.8	$2,133.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$88.7	$71.7
Accrued expenses	67.6	74.1
Customer deposits	21.4	60.1
Income tax liability (Note 5)	26.3	—
Liabilities from price risk management activities	5.6	29.3
Current portion of long-term debt (Note 8)	6.7	22.0

Total current liabilities	216.3	257.2

Long-term debt, less current portion (Note 8)	1,201.1	1,071.3
Other long-term liabilities	0.9	0.9

Partners’ capital (deficit) (Note 9):
Common unitholders (65,856,653 and 59,807,087 units issued and outstanding as of March 31, 2010 and September 30, 2009, respectively)	1,001.3	800.0
Non-managing general partner and affiliate	(0.8)	(0.6)

Total Inergy, L.P. partners’ capital	1,000.5	799.4
Interest of non-controlling partners in ASC’s subsidiaries	2.0	4.3

Total partners’ capital	1,002.5	803.7

Total liabilities and partners’ capital	$2,420.8	$2,133.1

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Propane	$551.5	$443.9	$923.8	$853.1
Other	139.6	126.2	269.0	251.0

	691.1	570.1	1,192.8	1,104.1
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	368.2	283.6	620.5	566.8
Other	83.2	74.4	157.4	150.9

	451.4	358.0	777.9	717.7

Gross profit	239.7	212.1	414.9	386.4
Expenses:
Operating and administrative	86.8	73.4	155.3	146.2
Depreciation and amortization	40.1	26.6	77.2	52.9
Loss on disposal of assets	1.7	2.3	3.7	3.0

Operating income	111.1	109.8	178.7	184.3

Other income (expense):
Interest expense, net	(22.9)	(18.1)	(44.0)	(34.9)
Other income	0.1	—	0.1	—

Income before income taxes	88.3	91.7	134.8	149.4

Provision for income taxes	0.2	0.1	0.3	0.2

Net income	88.1	91.6	134.5	149.2
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.2	0.3	0.6	0.7

Net income attributable to partners	$87.9	$91.3	$133.9	$148.5

Partners’ interest information:
Non-managing general partner and affiliate interest in net income	$17.6	$13.1	$34.2	$24.4

Total limited partners’ interest in net income	$70.3	$78.2	$99.7	$124.1

Net income per limited partner unit (Note 4):
Basic	$1.10	$1.52	$1.61	$2.42

Diluted	$1.09	$1.52	$1.61	$2.42

Weighted average limited partners’ units outstanding (in thousands):
Basic	64,213	51,492	62,001	51,286
Dilutive units	39	31	43	21

Diluted	64,252	51,523	62,044	51,307

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Managing General Partner and Affiliate	Non- Controlling Partners	Total Partners’ Capital
Balance at September 30, 2009	$800.0	$(0.6)	$4.3	$803.7
Net proceeds from the issuance of common units	199.8	—	—	199.8
Net proceeds from common unit options exercised	1.5	—	—	1.5
Unit-based compensation charges	2.2	—	—	2.2
Acquisition of ASC minority interest	(7.8)	—	(2.3)	(10.1)
Distributions	(85.4)	(31.7)	(0.6)	(117.7)
Comprehensive income:
Net income	102.3	31.6	0.6	134.5
Change in unrealized fair value on cash flow hedges	(11.3)	(0.1)	—	(11.4)

Comprehensive income				123.1

Balance at March 31, 2010	$1,001.3	$(0.8)	$2.0	$1,002.5

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2010	2009
Operating activities
Net income attributable to partners	$133.9	$148.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.6	39.6
Amortization	14.6	13.3
Amortization of deferred financing costs and net bond discount	3.7	1.8
Unit-based compensation charges	2.2	1.4
Interest of non-controlling partners in ASC’s consolidated net income	0.6	0.7
Provision for doubtful accounts	(0.3)	0.8
Loss on disposal of assets	3.7	3.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54.1)	(15.7)
Inventories	25.3	44.1
Prepaid expenses and other current assets	7.3	0.3
Other liabilities	(1.4)	(0.2)
Accounts payable	15.9	(16.2)
Accrued expenses	(12.4)	1.9
Customer deposits	(41.1)	(58.4)
Net liabilities from price risk management activities	(20.2)	(23.3)

Net cash provided by operating activities	140.3	141.6

Investing activities
Acquisitions, net of cash acquired	(262.2)	(1.5)
Purchases of property, plant and equipment	(57.8)	(104.1)
Proceeds from sale of assets	3.8	3.9

Net cash used in investing activities	(316.2)	(101.7)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2010	2009
Financing activities
Proceeds from the issuance of long-term debt	$648.5	$596.9
Principal payments on long-term debt	(543.0)	(628.5)
Distributions	(117.1)	(87.6)
Payments for deferred financing costs	(9.9)	(5.5)
Net proceeds from issuance of common units	199.8	85.6
Net proceeds from common unit options exercised	1.5	—
Proceeds from swap settlement	4.3	—
Distributions paid to non-controlling partners	(0.6)	—

Net cash provided by (used in) financing activities	183.5	(39.1)

Net increase in cash	7.6	0.8
Cash at beginning of period	11.6	17.3

Cash at end of period	$19.2	$18.1

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$6.4	$2.7

Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.8)	$(2.9)

Change in the fair value of interest rate swap liability and related long-term debt	$(0.8)	$5.8

Acquisitions, net of cash acquired:
Current assets	$26.2	$0.3
Property, plant and equipment	115.2	4.3
Intangible assets, net	74.6	2.5
Goodwill	86.7	1.8
Other assets	0.1	—
Current liabilities	(50.7)	(0.7)
Acquisition of ASC minority interest	10.1	—
Issuance of equity	—	(6.7)

Total acquisitions, net of cash acquired	$262.2	$1.5

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

Pursuant to a partnership agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled $3.7 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively, and $4.7 million and $1.9 million for the six months ended March 31, 2010 and 2009, respectively, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of March 31, 2010, Holdings owns an aggregate 7.8% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of an approximate 0.7% general partnership interest and an approximate 7.1% limited partnership interest.

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

Basis of Presentation

The financial information contained herein as of March 31, 2010, and for the three-month and six-month periods ended March 31, 2010 and 2009, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2010, are not indicative of the results of operations that may be expected for the entire fiscal year.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. The commodity derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. The interest rate derivatives are recorded at fair value on the balance sheets in other assets or liabilities and the related change in fair value is recorded to earnings in the current period as interest expense.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive (loss) income was $(0.3) million and $11.0 million at March 31, 2010 and September 30, 2009, respectively. Approximately $0.3 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $46.7 million and $33.5 million for the three months ended March 31, 2010 and 2009, respectively, and $89.3 million and $67.2 million for the six months ended March 31, 2010 and 2009, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at March 31, 2010 and September 30, 2009, amount to $25.2 million and $53.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks and deferred financing costs. Customer accounts, covenants not to compete and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2009. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2010.

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

The amount of compensation expense recorded by the Company during the six months ended March 31, 2010 and 2009 was $2.2 million and $1.4 million, respectively. The compensation expense for the six months ended March 31, 2010 and 2009, includes $1.0 million and $0.7 million of unit-based compensation expense on Inergy Holdings, L.P. units.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of March 31, 2010, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,071.6 million compared with the aggregate principal amount at maturity of $1,050.0 million. The Company’s credit agreement (“Credit Agreement”) consists of a $75 million working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). The carrying value at March 31, 2010 of amounts outstanding under the Credit Agreement of $136.0 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Propane gas and other liquids	$60.9	$81.3
Appliances, parts and supplies	17.0	14.8
Salt finished goods	0.5	0.4

Total inventory	$78.4	$96.5

Property, plant and equipment consists of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Tanks and plant equipment	$1,046.6	$916.7
Buildings and improvements	378.5	323.6
Vehicles	123.3	107.7
Construction in process	90.9	136.0
Salt deposits	41.6	41.6
Office furniture and equipment	30.7	29.6

	1,711.6	1,555.2
Less: accumulated depreciation	387.3	327.9

Total property, plant and equipment, net	$1,324.3	$1,227.3

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $498.6 million with an associated accumulated depreciation balance of $96.8 million at March 31, 2010.

Intangible assets consist of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Customer accounts	$330.2	$277.4
Covenants not to compete	86.7	72.5
Deferred financing and other costs	36.6	34.3
Trademarks	29.2	26.2

	482.7	410.4
Less: accumulated amortization	138.8	133.1

Total intangible assets, net	$343.9	$277.3

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the Company’s partnership agreement, for any quarterly period, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.

The adoption of the provisions of this standard has been retrospectively applied and had the following impact on the earnings per unit for the three-month and six-month periods ended March 31, 2009:

	Three Months Ended March 31, 2009		Six Months Ended March 31, 2009
	Basic	Diluted	Basic	Diluted
Original value	$1.55	$1.55	$2.47	$2.46
Adjustment	(0.03)	(0.03)	(0.05)	(0.04)

Adjusted value	$1.52	$1.52	$2.42	$2.42

The above adjustment is attributable to the requirement of 260-10 to calculate the general partner’s interest in net income based on the IDRs earned during the period. The IDRs earned for the three month period ended March 31, 2010, will be paid in May 2010. The Company previously calculated the general partner’s interest in net income based on the IDRs paid during the period.

Note 5 – Business Acquisitions

On December 31, 2009, Inergy Propane, LLC entered into an Equity Purchase Agreement with Sterling Capital Partners, L.P., Sterling Capital Partners GmbH & Co. KG and the other parties thereto (collectively, “Sellers”) wherein Inergy Propane, LLC acquired 100% of the capital stock, membership interests, partnership interests, as applicable, of SCP GP Propane Partners I, Inc., SCP LP Propane Partners I, Inc., Liberty Propane GP, LLC, Liberty Propane, LP and Liberty Propane Operations, LLC (collectively, “Liberty”). Liberty is a retail propane company servicing approximately 100,000 customers in the Mid-Atlantic, Northeast and Western regions of the United States.

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

The following represents the pro-forma consolidated statements of operations as if Liberty had been included in the consolidated results of the Company for the three-month period ending March 31, 2009, and the six-month periods ending March 31, 2010 and 2009, respectively (in millions):

	Pro-Forma Consolidated Statements of Operations
	Three Months Ended March 31,	Six Months Ended March 31,
	2009	2010	2009
Revenue	$616.2	$1,229.0	$1,191.8
Net income attributable to partners	$103.1	$138.3	$167.3

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Liberty to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period.

Revenue and net income generated by Liberty subsequent to the Company’s acquisition on December 31, 2009, amounted to $57.2 million and $11.6 million, respectively.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 11, 2010, Inergy Midstream, LLC executed a definitive agreement to purchase the Seneca Lake natural gas storage facility (“Seneca Lake”) located in Schuyler County, New York, and two related pipelines. Seneca Lake is an approximate 2.0 billion cubic feet (bcf) underground salt cavern storage facility located on Inergy’s US Salt property outside Watkins Glen, New York, and has a maximum withdrawal capability of 145 MMcf/day and maximum injection capability of 75 MMcf/day. Seneca Lake is connected to the Dominion Transmission System via the 16-inch, 20 mile Seneca West Pipeline and indirectly to the city gate of Binghamton, New York, via the 12-inch, 37.5 mile Seneca East Pipeline, which runs within approximately 4 miles of Inergy’s Stagecoach North Lateral interconnect with the Millennium Pipeline. This transaction is subject to customary closing conditions and regulatory approvals.

On January 12, 2010, Inergy Propane, LLC acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers.

The purchase price allocations for these acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

In January 2010, Inergy acquired an additional 25% interest in Steuben Gas Storage Company. The acquisition of this additional interest increased net income attributable to partners by $0.3 million in the three-month and six-month periods ended March 31, 2010.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010		September 30, 2009
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	2.4	2.5	6.8	6.5
Natural gas (MMBTU’s)	0.4	—	—	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	March 31, 2010		March 31, 2010
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in fair value hedging relationships:
Commodity (a)	$15.9	$6.0	$(15.9)	$(5.7)
Debt (b)	0.1	(0.1)	(0.1)	0.1

Total fair value of derivatives	$16.0	$5.9	$(16.0)	$(5.6)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	March 31, 2010		March 31, 2010		March 31, 2010
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships:
Commodity (a)	$(0.9)	$0.1	$16.7	$11.5	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	March 31, 2010
	Three Months Ended	Six Months Ended
Derivatives not designated as hedging instruments:
Commodity (a)	$3.6	$6.6

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2010 and September 30, 2009, were propane retailers, resellers, energy marketers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010, is $3.5 million for which the Company has posted collateral of $0.7 million, in the normal course of business. The Company has received collateral of $1.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 (in millions). The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Adjustments(a)	Total
Assets
Assets from price risk management	$0.9	$12.9	$0.2	$14.0	$2.7	$11.3	$(5.1)	$8.9
Inventory		25.2		25.2				25.2
Interest rate swap		0.7		0.7	0.7			0.7

Total assets at fair value	$0.9	$38.8	$0.2	$39.9	$3.4	$11.3	$(5.1)	$34.8

Liabilities
Liabilities from price risk management	$0.7	$8.9	$0.2	$9.8	$1.5	$8.3	$(4.2)	$5.6

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended March 31, 2010
Beginning balance	$(0.2)
Beginning balance recognized during the period	0.1
Change in value of contracts executed during the period	0.1

Ending balance	$—

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Credit agreement	$136.0	$27.2
Senior unsecured notes	1,050.0	1,050.0
Fair value hedge adjustment on senior unsecured notes	4.8	5.6
Bond premium	3.0	3.3
Bond discount	(17.8)	(19.7)
ASC credit agreement	7.1	8.3
Obligations under noncompetition agreements and notes to former owners of businesses acquired	24.7	18.6

Total debt	1,207.8	1,093.3
Less: current portion	6.7	22.0

Total long-term debt	$1,201.1	$1,071.3

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

At March 31, 2010, the balance outstanding under the new Credit Agreement was $136.0 million, all drawn under the General Partnership Facility. At September 30, 2009, the balance outstanding under the previous credit agreement was $27.2 million, with the entire balance borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 3.23% at March 31, 2010, and between 2.0% and 3.5% at September 30, 2009, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $369.3 million and $381.1 million at March 31, 2010 and September 30, 2009, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $19.7 million and $16.7 million at March 31, 2010 and September 30, 2009, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Effective April 30, 2010, this requirement has been met.

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

In March 2010, Inergy entered into two interest rates swap agreements scheduled to mature in March 2015. Inergy has an additional interest rate swap agreement scheduled to mature in December 2014. Each is designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and 2015 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 2.05% and 5.942% applied to the same aggregate notional amount of $75 million. The swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the six months ended March 31, 2010, was recorded as a $0.1 million increase to interest expense. This amount was offset by a $0.1 million decrease to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

See Note 12 for details of swaps purchased in April 2010.

At March 31, 2010, the Company was in compliance with all of its debt covenants.

Note 9 – Partners’ Capital

Common Unit Offering

On January 25, 2010, Inergy issued 5,000,000 common units in a public offering. Inergy also granted the underwriters the option to purchase up to 750,000 additional common units to cover over-allotments. The over-allotment option was exercised on January 28, 2010, for 749,100 common units. Inergy used the net proceeds from this offering to repay outstanding indebtedness under its revolving general partnership credit facility, which was borrowed to fund the acquisitions of Liberty and MGS and to fund other capital expenditures in its’ midstream business.

Quarterly Distributions of Available Cash

A summary of Inergy’s limited partner quarterly distributions for the six months ended March 31, 2010 and 2009, is presented below:

Six Months Ended March 31, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 6, 2009	November 13, 2009	$0.675	$55.2
February 5, 2010	February 12, 2010	$0.685	61.9

			$117.1

Six Months Ended March 31, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions )
November 7, 2008	November 14, 2008	$0.635	$43.2
February 6, 2009	February 13, 2009	$0.645	44.4

			$87.6

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On April 26, 2010, Inergy declared a distribution of $0.695 per limited partner unit to be paid on May 14, 2010, to unitholders of record on May 7, 2010, for a total distribution of $63.3 million with respect to the second fiscal quarter of 2010. On May 15, 2009, a quarterly distribution of $0.655 per limited partner unit was paid to unitholders of record on May 8, 2009, with respect to the second fiscal quarter of 2009, for a total distribution of $49.2 million.

Note 10 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2010, the total of these firm purchase commitments was $115.5 million of which $109.0 million will occur over the course of the next twelve months with the balance of $6.5 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and Finger Lakes midstream assets. At March 31, 2010, the total of these firm purchase commitments was $4.3 million and the purchases associated with these commitments will occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At March 31, 2010 and September 30, 2009, Inergy’s self-insurance reserves were $23.3 million and $19.3 million, respectively.

Note 11 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for Liberty and MGS are included in the propane segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$371.5	$—	$—	$—	$371.5
Wholesale propane revenues	171.7	8.4	(0.1)	—	180.0
Storage, fractionation and other midstream revenues	—	67.2	(0.3)	—	66.9
Transportation revenues	4.5	5.4	—	—	9.9
Propane-related appliance sales revenues	5.2	—	—	—	5.2
Retail service revenues	4.3	—	—	—	4.3
Rental service and other revenues	7.5	—	—	—	7.5
Distillate revenues	45.8	—	—	—	45.8
Gross profit	209.8	30.2	(0.3)	—	239.7
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	—	461.0
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	2.8	16.3	—	0.3	19.4

	Three Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$304.1	$—	$—	$—	$304.1
Wholesale propane revenues	133.2	6.6	—	—	139.8
Storage, fractionation and other midstream revenues	—	49.3	(0.3)	—	49.0
Transportation revenues	4.6	4.4	—	—	9.0
Propane-related appliance sales revenues	4.5	—	—	—	4.5
Retail service revenues	4.5	—	—	—	4.5
Rental service and other revenues	7.9	—	—	—	7.9
Distillate revenues	51.3	—	—	—	51.3
Gross profit	187.0	25.4	(0.3)	—	212.1
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	—	444.8
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	2.1	49.3	—	0.1	51.5

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$592.8	$—	$—	$—	$592.8
Wholesale propane revenues	315.0	16.1	(0.1)	—	331.0
Storage, fractionation and other midstream revenues	—	136.1	(0.7)	—	135.4
Transportation revenues	8.7	10.2	—	—	18.9
Propane-related appliance sales revenues	12.3	—	—	—	12.3
Retail service revenues	9.3	—	—	—	9.3
Rental service and other revenues	14.2	—	—	—	14.2
Distillate revenues	78.9	—	—	—	78.9
Gross profit	351.9	63.7	(0.7)	—	414.9
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	—	461.0
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	7.1	43.5	—	0.4	51.0

	Six Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$571.8	$—	$—	$—	$571.8
Wholesale propane revenues	268.6	12.7	—	—	281.3
Storage, fractionation and other midstream revenues	—	100.5	(0.5)	—	100.0
Transportation revenues	9.2	8.9	—	—	18.1
Propane-related appliance sales revenues	11.6	—	—	—	11.6
Retail service revenues	10.6	—	—	—	10.6
Rental service and other revenues	16.1	—	—	—	16.1
Distillate revenues	94.6	—	—	—	94.6
Gross profit	339.3	47.6	(0.5)	—	386.4
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	—	444.8
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	6.1	94.5	—	0.6	101.2

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

In April 2010, the Company’s interest rate swap maturing in December 2014 was terminated.

In April 2010, the Company purchased interest rate swaps with an aggregate notional value of $25 million. The swaps are scheduled to mature in March 2015.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through March 31, 2010, we have acquired 86 companies, including 80 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $2.1 billion, including working capital, assumed liabilities and acquisition costs.

On December 31, 2009, we acquired the partnership interests of Liberty Propane, LP (“Liberty”) headquartered in Overland Park, Kansas. Liberty delivers propane to nearly 100,000 customers from 38 customer service centers in the Northeast, Mid-Atlantic and Western regions of the United States. On January 12, 2010, we acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers. The purchase price allocations for these acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010. At the main pricing hub of Mount Belvieu Texas during the six-month period ended March 31, 2010, propane prices ranged from a low of $0.93 per gallon to a high of $1.44 per gallon and a price of $1.10 per gallon at March 31, 2010. Our ability to pass on price increases to our customers and our hedging program limits the impact that such volatility has had on our results from operations. In the future, we will continue to hedge virtually 100% of our exposure from fixed price sales. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers which has resulted in a decline in gross profit. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through the 2009-2010 winter season with propane prices following a similar pattern for the majority of this time. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We do not attempt to predict or control the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements which requires payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

We engage in derivative transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time.

Our midstream operations primarily include the storage, processing, fractionation and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from solution mining operations of US Salt. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

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

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect our operations. Traditionally, supply to our markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets we serve. These supply shifts and other changes to the natural gas market may have an impact on our storage operations and our development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage. Currently, we have committed to capital expansion projects at our Finger Lakes LPG storage expansion. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or natural gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in spring 2011.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at March 31, 2010, of $4.3 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Three Months Ended March 31,		Change
	2010	2009	In Dollars	Percentage
Revenue	$691.1	$570.1	$121.0	21.2%
Cost of product sold	451.4	358.0	93.4	26.1

Gross profit	239.7	212.1	27.6	13.0
Operating and administrative expenses	86.8	73.4	13.4	18.3
Depreciation and amortization	40.1	26.6	13.5	50.8
Loss on disposal of assets	1.7	2.3	(0.6)	(26.1)

Operating income	111.1	109.8	1.3	1.2
Interest expense, net	(22.9)	(18.1)	(4.8)	(26.5)
Other income	0.1	—	0.1	*

Income before income taxes	88.3	91.7	(3.4)	(3.7)
Provision for income taxes	0.2	0.1	0.1	100.0

Net income	88.1	91.6	(3.5)	(3.8)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.2	0.3	(0.1)	(33.3)

Net income attributable to partners	$87.9	$91.3	$(3.4)	(3.7)%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$371.5	$304.1	$67.4	22.2%	147.2	124.7	22.5	18.0%
Wholesale propane	180.0	139.8	40.2	28.8	144.1	130.0	14.1	10.8
Other retail	67.3	72.8	(5.5)	(7.6)	—	—	—	—
Storage, fractionation and midstream	72.3	53.4	18.9	35.4	—	—	—	—

Total	$691.1	$570.1	$121.0	21.2%	291.3	254.7	36.6	14.4%

Volume. During the three months ended March 31, 2010, we sold 147.2 million retail gallons of propane, an increase of 22.5 million gallons or 18.0% from the 124.7 million retail gallons sold during the same three-month period in 2009. Gallons sold during the three months ended March 31, 2010 increased as compared to the same prior year period as a result of acquisition-related volume of 27.0 million gallons partially offset by lower volumes sold at our existing locations of 4.5 million gallons. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses, including low margin and less profitable customers. Also impacting volumes sold during the three months ended March 31, 2010 compared to the same prior year period was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations.

Wholesale gallons delivered increased 14.1 million gallons, or 10.8%, to 144.1 million gallons in the three months ended March 31, 2010, from 130.0 million gallons in the three months ended March 31, 2009. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 20.7 million gallons, or 33.8%, to 81.9 million gallons during the three months ended March 31, 2010, from 61.2 million gallons during the same three-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009, and new terminalling contracts.

During the three months ended March 31, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the three months ended March 31, 2010, were $691.1 million, an increase of $121.0 million, or 21.2%, from $570.1 million during the same three-month period in 2009.

Revenues from retail propane sales were $371.5 million for the three months ended March 31, 2010, compared to $304.1 million during the same three-month period in 2009. This $67.4 million, or 22.2%, increase was due to acquisition-related sales, which resulted in higher retail propane revenues of $68.3 million, and a higher overall average selling price of propane, which contributed a $10.0 million increase in related revenues. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $10.9 million decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $180.0 million in the three months ended March 31, 2010, an increase of $40.2 million or 28.8%, from $139.8 million in the three months ended March 31, 2009. This increase resulted from the greater volumes of propane sold which contributed $15.1 million to the increase in revenues and the higher average sales price of propane which contributed $25.1 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $67.3 million for the three months ended March 31, 2010, a decrease of $5.5 million, or 7.6%, from $72.8 million during the same three-month period in 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $7.0 million and a $2.0 million decline in revenues from other products and services, partially offset by a $3.5 million increase from acquisition-related sales. Distillate revenues from existing locations decreased as a result of lower volume sold, partially offset by an increase in the comparable average selling price of distillates resulting from a higher wholesale cost.

Revenues from storage, fractionation and other midstream activities were $72.3 million for the three months ended March 31, 2010, an increase of $18.9 million or 35.4% from $53.4 million during the same three-month period in 2009. Revenues from our West Coast NGL operations increased $17.8 million primarily as a result of higher average sales price of natural gas liquids which contributed $10.4 million of the increase as a result of higher average natural gas liquids prices. The remainder of the increase was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed as a result of the Butamer addition in July 2009. Additionally, revenues from our US Salt operations increased $0.9 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2010, was $451.4 million, an increase of $93.4 million, or 26.1%, from $358.0 million during the same three-month period in 2009.

Retail propane cost of product sold was $194.0 million for the three months ended March 31, 2010, an increase of $41.6 million, or 27.3%, when compared to $152.4 million for the same three-month period in 2009. This higher retail cost of product sold was driven by a $39.9 increase associated with acquisition-related sales and a $7.4 million increase arising from a higher average per gallon cost of propane. These factors were partially offset by a $5.5 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above and a $0.2 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the three months ended March 31, 2010, was $174.2 million, an increase of $43.0 million or 32.8%, from wholesale cost of product sold of $131.2 million in the three months ended March 31, 2009. This increase resulted from the greater volumes of propane purchased which contributed $14.2 million to the increase in cost and the higher average purchase price of propane which contributed to $28.8 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $40.9 million for the three months ended March 31, 2010, compared to $46.0 million during the same three-month period in 2009. This $5.1 million, or 11.1%, decrease was primarily due to lower costs from distillate sales at existing locations of $6.5 million and a decline in costs for other products and services of $0.2 million, partially offset by a $1.6 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined as a result of lower volume sales at existing locations, partially offset by an increase in the average cost per gallon of distillates.

Storage, fractionation and other midstream cost of product sold was $42.3 million for the three months ended March 31, 2010, an increase of $13.9 million, or 48.9%, from $28.4 million during the same three-month period in 2009. Costs from our West Coast NGL operations were $15.3 million higher primarily as a result of higher average purchase price of natural gas liquids which contributed $11.1 million of the increase as a result of higher natural gas liquids prices. The remainder of the increased costs at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed due to the Butamer addition in July 2009. This increase was partially offset by lower costs attributable to operational efficiencies at our US Salt, Bath and Stagecoach facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $18.8 million and $16.8 million for the three months ended March 31, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $8.6 million and $8.2 million for the three months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $18.5 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended March 31, 2010, was $239.7 million, an increase of $27.6 million, or 13.0%, from $212.1 million during the same three-month period in 2009.

Retail propane gross profit was $177.5 million for the three months ended March 31, 2010, compared to $151.7 million in the same three-month period in 2009. This $25.8 million, or 17.0%, increase in retail propane gross profit was mostly attributable to acquisitions and a higher cash margin per gallon, which contributed $28.4 million and $2.6 million, respectively. These improvements to retail propane gross profit were partially offset by a $5.4 million decline resulting from lower retail gallon sales at existing locations as discussed above.

Wholesale propane gross profit was $5.8 million in the three months ended March 31, 2010, compared to $8.6 million in the three months ended March 31, 2009, a decrease of $2.8 million or 32.6%. The decline in gross profit was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual gross profit during that prior period.

Other retail gross profit was $26.4 million for the three months ended March 31, 2010, compared to $26.8 million for the same three-month period in 2009. This $0.4 million, or 1.5%, decrease was due primarily to lower gross profit on distillates and other products and services of a combined $2.3 million, primarily offset by a $1.9 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $30.0 million in the three months ended March 31, 2010, compared to $25.0 million in the same three-month period in 2009, an increase of $5.0 million, or 20.0%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $2.5 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Stagecoach facilities, our Thomas Corners facility being placed in service in November 2009 and additional storage capacity at Bath.

Operating and Administrative Expenses. Operating and administrative expenses were $86.8 million for the three months ended March 31, 2010, compared to $73.4 million in the same three-month period in 2009. This $13.4 million, or 18.3%, increase in operating expenses was due primarily to acquisitions of $11.5 million. In addition, operating expenses from existing operations increased $1.9 million comprised predominantly of higher vehicle expenses, insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $40.1 million for the three months ended March 31, 2010, compared to $26.6 million during the same three-month period in 2009. This $13.5 million, or 50.8%, increase resulted primarily from acquisitions and the expansion projects completed in our midstream segment.

Interest Expense. Interest expense was $22.9 million for the three months ended March 31, 2010, compared to $18.1 million during the same three-month period in 2009. This $4.8 million, or 26.5%, increase was due to both an increase in the average interest rate incurred on our borrowings and an increase in the average outstanding borrowings during the period. Additionally, during the three months ended March 31, 2010 and 2009, we capitalized $1.9 million and $2.9 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Net Income Attributable to Partners. Net income was $87.9 million for the three months ended March 31, 2010, compared to net income of $91.3 million for the same three-month period in 2009. The $3.4 million, or 3.7%, decrease in net income was primarily attributable to increased depreciation and amortization, operating and administrative expenses and interest expense in the 2010 period, partially offset by a higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Three Months Ended March 31,
	2010	2009
EBITDA:
Net income attributable to partners	$87.9	$91.3
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.1)	(0.2)
Interest expense, net	22.9	18.1
Provision for income taxes	0.2	0.1
Depreciation and amortization	40.1	26.6

EBITDA	151.0	135.9

Non-cash (gain) loss on derivative contracts	0.9	1.1
Long-term incentive and equity compensation expense	1.4	0.8
Loss on disposal of assets	1.7	2.3

Adjusted EBITDA	$155.0	$140.1

(a)	ITDA – Interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2010	2009
EBITDA:
Net cash provided by operating activities	$91.2	$130.2
Net changes in working capital balances	41.2	(6.5)
Provision for doubtful accounts	(0.6)	(1.2)
Amortization of deferred financing costs and net bond discount	(1.8)	(1.2)
Unit-based compensation charges	(0.1)	(0.8)
Loss on disposal of assets	(1.7)	(2.3)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.3)	(0.5)
Interest expense, net	22.9	18.1
Provision for income taxes	0.2	0.1

EBITDA	151.0	135.9

Non-cash (gain) loss on derivative contracts	0.9	1.1
Long-term incentive and equity compensation expense	1.4	0.8
Loss on disposal of assets	1.7	2.3

Adjusted EBITDA	$155.0	$140.1

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the three months ended March 31, 2010 and 2009, EBITDA was $151.0 million and $135.9 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $155.0 million for the three months ended March 31, 2010, compared to $140.1 million in the same three-month period in 2009. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, we believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2010 and 2009, respectively (in millions):

	Six Months Ended March 31,		Change
	2010	2009	In Dollars	Percentage
Revenue	$1,192.8	$1,104.1	$88.7	8.0%
Cost of product sold	777.9	717.7	60.2	8.4

Gross profit	414.9	386.4	28.5	7.4
Operating and administrative expenses	155.3	146.2	9.1	6.2
Depreciation and amortization	77.2	52.9	24.3	45.9
Loss on disposal of assets	3.7	3.0	0.7	23.3

Operating income	178.7	184.3	(5.6)	(3.0)
Interest expense, net	(44.0)	(34.9)	(9.1)	(26.1)
Other income	0.1	—	0.1	*

Income before income taxes	134.8	149.4	(14.6)	(9.8)
Provision for income taxes	0.3	0.2	0.1	50.0

Net income	134.5	149.2	(14.7)	(9.9)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.6	0.7	(0.1)	(14.3)

Net income attributable to partners	$133.9	$148.5	$(14.6)	(9.8)%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$592.8	$571.8	$21.0	3.7%	249.7	229.1	20.6	9.0%
Wholesale propane	331.0	281.3	49.7	17.7	284.2	249.9	34.3	13.7
Other retail	123.4	142.1	(18.7)	(13.2)	—	—	—	—
Storage, fractionation and midstream	145.6	108.9	36.7	33.7	—	—	—	—

Total	$1,192.8	$1,104.1	$88.7	8.0%	533.9	479.0	54.9	11.5%

Volume. During the six months ended March 31, 2010, we sold 249.7 million retail gallons of propane, an increase of 20.6 million gallons or 9.0% from the 229.1 million retail gallons sold during the same six-month period in 2009. Gallons sold during the six months ended March 31, 2010, increased as compared to the same prior year period as a result of acquisition-related volume of 28.5 million gallons partially offset by a 7.9 million gallon decline from lower volumes sold at our existing locations. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses, including low margin and less profitable customers. Also impacting volumes sold during the six months ended March 31, 2010 compared to the same prior year period was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations.

Wholesale gallons delivered increased 34.3 million gallons, or 13.7%, to 284.2 million gallons in the six months ended March 31, 2010, from 249.9 million gallons in the six months ended March 31, 2009. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 53.1 million gallons, or 42.1%, to 179.3 million gallons during the six months ended March 31, 2010, from 126.2 million gallons during the same six-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009 and new terminalling contracts.

During the six months ended March 31, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the six months ended March 31, 2010, were $1,192.8 million, an increase of $88.7 million, or 8.0%, from $1,104.1 million during the same six-month period in 2009.

Revenues from retail propane sales were $592.8 million for the six months ended March 31, 2010, compared to $571.8 million during the same six-month period in 2009. This $21.0 million, or 3.7%, increase was primarily due to acquisition-related sales, which resulted in higher retail propane revenues of $71.5 million, partially offset by a combination of a lower overall average retail selling price of propane on a year to date basis primarily as a result of lower cost of propane and a decline in gallons sold to existing customers as described above, which contributed to a revenue decline of $30.7 million and $19.8 million, respectively.

Revenues from wholesale propane sales were $331.0 million in the six months ended March 31, 2010, an increase of $49.7 million or 17.7%, from $281.3 million in the six months ended March 31, 2009. This increase resulted from the greater volumes of propane sold which contributed $38.5 million to the increase in revenues and the higher average wholesale sales price of propane which contributed to $ 11.2 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $123.4 million for the six months ended March 31, 2010, a decrease of $18.7 million, or 13.2%, from $142.1 million during the same six-month period in 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $17.7 million and a $5.2 million decline in revenues from other products and services, partially offset by a $4.2 million increase from acquisition-related sales. Distillate revenues from existing locations decreased primarily as a result of lower volume sold.

Revenues from storage, fractionation and other midstream activities were $145.6 million for the six months ended March 31, 2010, an increase of $36.7 million or 33.7% from $108.9 million during the same six-month period in 2009. Revenues from our West Coast NGL operations increased $32.8 million primarily as a result of higher average sales price of natural gas liquids which contributed $15.1 million of the increase as a result of higher average natural gas liquids prices. The remainder of the increase at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed as a result of the Butamer addition in July 2009. Additionally, revenues from our US Salt operations increased $2.6 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2010, was $777.9 million, an increase of $60.2 million, or 8.4%, from $717.7 million during the same six-month period in 2009.

Retail propane cost of product sold was $303.3 million for the six months ended March 31, 2010, compared to $299.8 million for the same six-month period in 2009. This $3.5 million, or 1.2%, increase was the result of a $41.7 million increase associated with acquisition-related volume, which was mostly offset by a reduction of cost of product sold relating to a decline in the average per gallon cost of retail propane coupled with lower volume sales at our existing locations as discussed above, which reduced costs by $25.3 million and $10.3 million, respectively. Also contributing to the decline in retail propane cost of product sold was a $2.6 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the six months ended March 31, 2010, was $317.2 million, an increase of $50.2 million or 18.8%, from wholesale cost of product sold of $267.0 million in the six months ended March 31, 2009. This increase resulted from the greater volumes of propane purchased which contributed $36.6 million to the increase in cost and the higher average purchase price of wholesale propane sold which contributed $13.6 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $74.3 million for the six months ended March 31, 2010, compared to $89.0 million during the same six-month period in 2009. This $14.7 million, or 16.5%, decrease was primarily due to lower costs from distillate sales at existing locations of $15.7 million and a decline in costs for other products and services of $1.1 million, partially offset by a $2.1 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined primarily as a result of lower volume sales at existing locations.

Storage, fractionation and other midstream cost of product sold was $83.1 million for the six months ended March 31, 2010, an increase of $21.2 million, or 34.2%, from $61.9 million during the same six-month period in 2009. Costs from our West Coast NGL operations were $24.7 million higher primarily as a result of higher average purchase price of natural gas liquids which contributed $17.4 million of the increase as a result of higher natural gas liquids prices. The remainder of the increased costs at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volume processed due to the Butamer addition in July 2009. This increase was partially offset by lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Bath facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $35.3 million and $34.1 million for the six months ended March 31, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $16.2 million and $16.4 million for the six months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $36.4 million and $15.2 million for the six months ended March 31, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.4 million and $1.5 million for the six months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the six months ended March 31, 2010, was $414.9 million, an increase of $28.5 million, or 7.4%, from $386.4 million during the same six-month period in 2009.

Retail propane gross profit was $289.5 million for the six months ended March 31, 2010, compared to $272.0 million in the same six-month period in 2009. This $17.5 million, or 6.4%, increase in retail propane gross profit was attributable to a $29.8 million increase from acquisitions and a $2.6 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These factors, which increased retail propane gross profit, were partially offset by a $9.5 million decline resulting from lower retail gallon sales at existing locations as discussed above and a $5.4 million decline arising from a lower cash margin per gallon. The decline in cash margin per gallon was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual margins per gallon during that prior period.

Wholesale propane gross profit was $13.8 million in the six months ended March 31, 2010, compared to $14.3 million in the six months ended March 31, 2009, a decrease of $0.5 million or 3.5%. The decline in gross profit was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual gross profit during that prior period.

Other retail gross profit was $49.1 million for the six months ended March 31, 2010, compared to $53.1 million for the same six-month period in 2009. This $4.0 million, or 7.5%, decrease was due primarily to lower gross profit on other products and services and distillates of $4.1 million and $2.0 million, respectively, partially offset by a $2.1 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $62.5 million in the six months ended March 31, 2010, compared to $47.0 million in the same six-month period in 2009, an increase of $15.5 million, or 33.0%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in an $8.1 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Stagecoach facilities, our Thomas Corners facility being placed in service in November 2009 and additional storage capacity at Bath.

Operating and Administrative Expenses. Operating and administrative expenses were $155.3 million for the six months ended March 31, 2010, compared to $146.2 million in the same six-month period in 2009. This $9.1 million, or 6.2%, increase in operating expenses was due primarily to acquisitions of $12.1 million. Partially offsetting this increase was lower operating expenses from existing operations of $3.0 million comprised predominantly of lower personnel expenses, vehicle expenses and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $77.2 million for the six months ended March 31, 2010, compared to $52.9 million during the same six-month period in 2009. This $24.3 million, or 45.9%, increase resulted primarily from acquisitions and the expansion projects completed in our midstream segment.

Interest Expense. Interest expense was $44.0 million for the six months ended March 31, 2010, compared to $34.9 million during the same six-month period in 2009. This $9.1 million, or 26.1%, increase was primarily attributable to higher average interest rates incurred on our borrowings and to a lesser extent an increase in the average outstanding borrowings during the period. Additionally, during the six months ended March 31, 2010 and 2009, we capitalized $3.4 million and $5.2 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Net Income Attributable to Partners. Net income was $133.9 million for the six months ended March 31, 2010, compared to net income of $148.5 million for the same six-month period in 2009. The $14.6 million, or 9.8%, decrease in net income was primarily attributable to increased depreciation and amortization, operating and administrative expenses and interest expense in the 2010 period, partially offset by a higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the six months ended March 31, 2010 and 2009, respectively (in millions):

	Six Months Ended March 31,
	2010	2009
EBITDA:
Net income attributable to partners	$133.9	$148.5
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	(0.2)	(0.3)
Interest expense, net	44.0	34.9
Provision for income taxes	0.3	0.2
Depreciation and amortization	77.2	52.9

EBITDA	255.2	236.2

Non-cash (gain) loss on derivative contracts	(1.1)	1.5
Long-term incentive and equity compensation expense	3.5	1.4
Loss on disposal of assets	3.7	3.0

Adjusted EBITDA	$261.3	$242.1

(b)	ITDA – Interest, taxes, depreciation and amortization.

	Six Months Ended March 31,
	2010	2009
EBITDA:
Net cash provided by operating activities	$140.3	$141.6
Net changes in working capital balances	80.7	67.5
Provision for doubtful accounts	0.3	(0.8)
Amortization of deferred financing costs and net bond discount	(3.7)	(1.8)
Unit-based compensation charges	(2.2)	(1.4)
Loss on disposal of assets	(3.7)	(3.0)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.8)	(1.0)
Interest expense, net	44.0	34.9
Provision for income taxes	0.3	0.2

EBITDA	255.2	236.2

Non-cash (gain) loss on derivative contracts	(1.1)	1.5
Long-term incentive and equity compensation expense	3.5	1.4
Loss on disposal of assets	3.7	3.0

Adjusted EBITDA	$261.3	$242.1

EBITDA is defined as income before taxes, plus net interest expense and depreciation and amortization expense. For the six months ended March 31, 2010 and 2009, EBITDA was $255.2 million and $236.2 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $261.3 million for the six months ended March 31, 2010, compared to $242.1 million in the same six-month period in 2009. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, we believe that EBITDA and Adjusted EBITDA provide additional information for evaluating our ability to make the minimum quarterly distribution and are presented solely as supplemental measures. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $140.3 million and $141.6 million for the six-month periods ending March 31, 2010 and 2009, respectively. The $1.3 million decrease in operating cash flows was attributable to net decreases in cash components of net income attributable to partners and changes in working capital balances.

Net investing cash outflows were $316.2 million and $101.7 million for the six-month periods ending March 31, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $260.7 million increase in cash outlays related to acquisitions, partially offset by a $46.3 million decrease in capital expenditures.

Net financing cash inflows (outflows) were $183.5 million and $(39.1) million for the six-month periods ending March 31, 2010 and 2009, respectively. The net change was primarily impacted by a $137.1 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $114.2 million increase in proceeds from the issuance of common units, partially offset by a $29.5 million increase in total distributions paid and a $4.4 million increase in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed, but we have successfully raised over $200 million in long-term unsecured debt, entered into a secured credit facility providing borrowing capacity up to $525 million, and raised over $200 million in two separate equity transactions during 2009 and approximately $200 million in a 2010 equity transaction. We have identified capital expansion project opportunities in our midstream operations. As of March 31, 2010, we have firm purchase commitments totaling approximately $4.3 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facility

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces our former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in an interest rate of 3.23% at March 31, 2010. At March 31, 2010, borrowings outstanding under the Credit Agreement were $136.0 million, all drawn under the General Partnership Facility. The Credit Agreement is guaranteed by each of our wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Effective April 30, 2010, this requirement has been met.

At our option, loans under the Credit Agreement bear interest at either the prime rate or LIBOR (preadjusted for reserves), plus, in each case, an applicable margin. The applicable margin varies quarterly based on its leverage ratio. We also pay a fee based on the average daily unused commitments under the Credit Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2010, we had floating rate obligations totaling $213.9 million including amounts borrowed under our Credit Agreement, the ASC Credit Agreement and our interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2014 to floating, with aggregate notional amounts of $75 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2010 levels, our interest expense would change by a total of approximately $2.1 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2010 and September 30, 2009, was assets of $8.9 million and $23.8 million, respectively, and liabilities of $5.6 million and $29.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.1 million gallons of net unbalanced positions at March 31, 2010.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except for the Liberty acquisition, there were no other material changes in the Company’s internal control over financial reporting during the first two quarters of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.1	A Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003).

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004).

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004).

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005).

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005).

3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002).

*10.1	Credit Agreement between Inergy, L.P. and JPMorgan Chase Bank, N.A. dated November 24, 2009.

*31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 4, 2010	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)