Form 10-K
period 2010-09-30
INERGY L P
filed 2010-11-29
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

(816) 842-8181

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partnership interests	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 77,740,764 common units of the registrant held by non-affiliates computed by reference to the $39.26 closing price of such common units on October 29, 2010, was $3.1 billion. The aggregate market value of the 60,688,232 common units of the registrant held by non-affiliates computed by reference to the $37.80 closing price of such common units on March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.3 billion. As of November 15, 2010, the registrant had 120,918,070 common and class B units outstanding.

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

(3) When we use the term “Inergy Propane,” we are referring to Inergy Propane, LLC itself, or to Inergy Propane, LLC and its operating subsidiaries collectively, as the context requires.

(4) When we use the term “finance company,” we are referring to Inergy Finance Corp., a subsidiary of Inergy, L.P., formed on September 21, 2004.

(5) When we use the term “managing general partner,” we are referring to Inergy GP, LLC.

(6) When we use the term “non-managing general partner,” we are referring to Inergy Partners, LLC.

(7) When we use the term “general partners,” we are referring to our managing general partner and our non- managing general partner.

(8) When we use the term “Inergy Holdings” or “Holdings,” we are referring to Inergy Holdings, L.P. itself, or to Inergy Holdings, L.P. and its subsidiaries collectively, as the context requires.

•

Historically, we have had a managing general partner and a non-managing general partner. As explained further in Part I, Item 1. Business, on November 5, 2010, we closed on the transactions contemplated by the Simplification Transaction among us, Inergy Holdings and the other parties thereto pursuant to which, among other things, we cancelled our incentive distribution rights and acquired the equity interests of our non-managing general partner. Our managing general partner does not have rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf.

INERGY, L.P.

PART I

Item 1. Business.

Recent Developments

On August 7, 2010, we, Inergy Holdings and certain other parties thereto entered into an agreement and plan of merger, which was amended and restated on September 3, 2010 (the “Merger Agreement”), as part of a plan to simplify our capital structure. Pursuant to the steps contemplated by the Merger Agreement (the “Simplification Transaction”), Inergy Holdings merged into a wholly owned subsidiary of its general partner (the “Merger”) and the outstanding common units in Inergy Holdings were cancelled. In connection with the Simplification Transaction, our incentive distribution rights, all of which were held by Inergy Holdings, were cancelled, and we acquired the approximate 0.6% economic general partner interest in us that was held by our non-managing general partner.

Upon completion of the Merger, the holders of Holdings common units (the “Holdings unitholders”) received 0.77 Inergy common units for each Inergy Holdings common unit that they own (the “exchange ratio”). The exchange ratio took into account 1,080,453 Inergy common units that are owned by Inergy Holdings which were distributed to the Holdings unitholders as part of the Merger consideration. Inergy issued approximately 35.2 million new common units in connection with the Simplification Transaction. We also issued 11,568,560 Class B Units to certain members of senior management and directors of Inergy Holdings’ general partner and other beneficial owners of Inergy Holdings common units in lieu of issuing them an equivalent number of common units. The Class B Units will not receive cash distributions but instead will receive distributions of additional Class B Units. The Class B units will convert automatically into Inergy common units on a one-for-one basis in two tranches over a two-year period.

Finally, in connection with the Simplification Transaction, we assumed and immediately paid off approximately $24.1 million of outstanding indebtedness under Inergy Holdings’ credit agreements. The Simplification Transaction took effect on November 5, 2010.

Inergy GP, our managing general partner, continues to manage us following the Simplification Transaction and our management team has remained unchanged. Additionally, one of the independent members of Holdings’ general partner’s board of directors joined our general partner’s board of directors. The other independent members of Holdings’ general partner’s board of directors were already serving as independent members of our general partner’s board of directors.

On October 14, 2010, we completed the acquisition of Tres Palacios Gas Storage, LLC. Tres Palacios Gas Storage, LLC is the owner and operator of a natural gas storage facility located in Matagorda County, Texas (“Tres Palacios”). Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which we expect to place in service by or before 2014 (Cavern 4). Located approximately 100 miles southwest of Houston, Tres Palacios is currently connected to a total of ten intrastate and interstate pipelines offering connectivity to multiple demand markets including the Houston and San Antonio metropolitan areas and the broader Texas markets as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. Tres Palacios offers customers greater than six-turn gas storage capability with maximum withdrawal capacity of 2.5 bcf per day and maximum injection capacity of 1 bcf per day.

On October 19, 2010, we completed the acquisition of the propane operating assets of Schenck Gas Services, LLC, located in East Hampton, New York.

On November 15, 2010, we completed the acquisition of the propane assets of Pennington Energy Corporation (“Pennington”), headquartered in Morenci, Michigan. Pennington currently delivers propane to nearly 14,800 customers from seven customer service centers in Northwest Ohio and Southeast Michigan.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 and we closed on our initial public offering on July 31, 2001. We own and operate a growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes four natural gas storage facilities (“Stagecoach”, “Steuben”, “Thomas Corners” and “Tres Palacios”), a liquefied petroleum gas (“LPG”) storage facility (“Finger Lakes LPG”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). For the fiscal year ended September 30, 2010, we sold and physically delivered 340.2 million gallons of propane to retail customers and 415.3 million gallons of propane to wholesale customers.

We believe we are the fourth largest propane retailer in the United States based on retail propane gallons sold. Our propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products under various regional brand names. As of October 29, 2010, we serve over 700,000 retail customers in 33 states from 356 customer service centers, which have an aggregate of 34.2 million gallons of above-ground propane storage. In addition to our retail propane business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and South.

We also own and operate a midstream business which includes the following assets:

•

the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with 26.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day and a maximum injection capability of 250 MMcf/day. Located 150 miles northwest of New York City, the Stagecoach facility is the closest natural gas storage facility to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line and the Millennium pipeline. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2014.

•

an NGL business near Bakersfield, California, which includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations.

•

Finger Lakes LPG, currently a 1.7 million barrel salt cavern LPG storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from our Stagecoach facility. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2011. We expect to extend these contracts in the future. The facility is supported by both rail and truck terminals capable of loading/unloading 20—23 rail cars per day and 17 truck transports per day. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in the first half of calendar 2011.

•

100% of the membership interests of Arlington Storage Company, LLC (“ASC”). During the fiscal year we acquired the minority interests in Steuben Gas Storage Company (“Steuben”) and ASC is now the sole owner and operator of Steuben, which owns a 6.2 bcf natural gas storage facility located in Steuben County, New York. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2011. We expect to extend these contracts in the future.

•

Thomas Corners, a 7 bcf natural gas storage facility also located in Steuben County, New York, with maximum withdrawal and injection capabilities of 140 MMcf/day and 70 MMcf/day, respectively. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2015.

•

US Salt, an industry-leading solution mining and salt production company located in Schuyler County, New York, between our Stagecoach and Steuben natural gas storage facilities. US Salt produces and sells over 300,000 tons of salt each year. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas storage capacity.

•

Tres Palacios, a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which we expect to place in service by or before 2014 (Cavern 4). Caverns 1 and 2 are currently 90% contracted with primarily investment grade-rated companies until 2013. We closed on the acquisition of this facility on October 14, 2010. Tres Palacios offers customers greater than six-turn gas storage capability with maximum withdrawal capacity of 2.5 bcf per day and maximum injection capacity of 1 bcf per day.

We have grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since the inception of our predecessor in November 1996 through September 30, 2010, we have acquired 86 companies for an aggregate purchase price of approximately $2.1 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets of two propane companies acquired during fiscal 2010 for an aggregate purchase price, net of cash acquired, of $253.0 million.

The following chart sets forth information about each business we acquired during the fiscal year ended September 30, 2010, and through the date of this filing:

Acquisition Date	Company	Location
December 2009	Liberty Propane, LP	Overland Park, KS
January 2010	MGS Corporation	Hackensack, NJ

Acquisitions after September 30, 2010
October 2010	Tres Palacios Gas Storage LLC	Matagorda County, TX
October 2010	Schenck Gas Services, LLC	East Hampton, NY
November 2010	Pennington Energy Corporation	Morenci, MI

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on The New York Stock Exchange under the symbol “NRGY”. We electronically file certain documents with the Securities and Exchange Commission (“SEC”). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost after the filing thereof on our website at www.inergylp.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales can arise as more geographically remote neighborhoods are developed. Propane is often less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent than propane and natural gas, primarily because of the cost of converting to fuel oil. The costs associated with switching from appliances that use fuel oil to appliances that use propane are a significant barrier to switching. By contrast, natural gas can generally be substituted for propane in appliances designed to use propane as a principal fuel source.

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the 10 largest retailers account for 38% of the total retail sales of propane in the United States and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

Midstream

Natural Gas Storage Business

According to the Energy Information Administration’s consumption data, natural gas supplies approximately 25% of U.S. energy. In recent years, the market for natural gas has experienced increasingly volatile prices, due in part to the following factors:

•	weather-related demand shifts;

•	increasing supply related to new production technology and the development of shale gas formations;

•	infrastructure constraints;

•	trading impacts on short-term energy markets; and

•	supply, demand and other factors affecting alternative fuels.

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

Most forecasts of North American natural gas supply and demand suggest a continuation of trends that will result in increased demand for natural gas storage capacity. Seasonal and weather sensitive demand sectors (residential and commercial heating demand and gas-fired power generation demand) have been growing and are expected to continue to do so, while the less seasonal industrial demand has been declining. Natural gas supply, meanwhile, has become almost entirely non-seasonal, requiring greater reliance on natural gas storage to respond to demand variability. On average, total North American natural gas consumption levels are approximately 40% higher in the winter months than summer months primarily due to the requirements of residential and commercial market sectors. These markets are very temperature sensitive with demand being highly variable both on a seasonal and a daily basis thus requiring that storage be capable of providing high maximum daily deliverability on the coldest days when storage due to infrastructure constraints provides as much as 50% of the market’s total requirement. Analysis has shown that seasonal winter demand has continued to show steady growth even though warmer winter temperature trends have muted the full impact of this increasing demand. In the South around our Tres Palacios asset, seasonal peak days generated by excessive electric demand during the summer also drive consumption. Gas storage has facilitated the creation of a natural gas industry that is characterized by a production profile that is largely non-seasonal and a consumption profile that is highly seasonal and weather sensitive. Natural gas storage is essential in reallocating this inherent supply and demand imbalance.

In the natural gas storage business, there are significant barriers to entry, particularly in depleted reservoir and salt dome storage such as the Stagecoach, Thomas Corners and Tres Palacios facilities. Barriers include:

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

NGL Business

In general, natural gas produced at the wellhead contains, along with methane, various NGLs. This raw natural gas is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Our natural gas processing operation, located near Bakersfield, California, separates the NGLs from the methane and delivers the methane to the local natural gas pipelines. The NGLs are retained for further processing within our fractionation facility.

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

Salt Mining

According to the Salt Institute, a North American based non-profit salt industry trade association, more than 250 million metric tons of salt were produced in the world in 2007. China was the single largest producer of salt in 2007, with 59.8 million metric tons, followed by the United States, with 44.5 million metric tons. Salt is generally categorized into four types based upon the method of production: evaporated salt, solar salt, rock salt and salt in brine. Dry salt is produced through the following methods: solution mining and mechanical evaporation, solar evaporation or deep-shaft mining. Our US Salt facility, located in Schuyler County, New York, produces salt using solution mining and mechanical evaporation. The facility produces and sells over 300,000 tons of salt each year.

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

Our US Salt facility has existing cavern space that we are currently developing into a 5 million barrel LPG storage facility that we expect to place into service in the spring of 2011. There is also existing cavern space that we intend to convert to approximately 10 bcf of natural gas storage. With each new brine well that we drill we create additional potential storage capacity.

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

Competitive Strengths

We intend to pursue this objective by capitalizing on what we believe are our competitive strengths as follows:

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2010, we have acquired and successfully integrated 86 companies—80 retail propane companies and 6 midstream businesses. Our executive officers and key employees, who together average more than 15 years experience in the propane and midstream energy-related industries, have developed business relationships with retail propane owners and businesses as well as other midstream industry participants throughout the United States. These significant industry contacts have enabled us to negotiate most of our acquisitions on an exclusive basis. We believe that this acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

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

Flexible Financial Structure

We have a $450 million revolving general partnership credit facility for acquisitions and a $75 million revolving working capital facility. We believe our available capacity under these facilities combined with our ability to fund acquisitions and organic expansion projects through the issuance of additional partnership interests will provide us with a flexible financial structure that will facilitate our acquisition and organic expansion effort. We expect that the elimination of our incentive distribution rights will reduce our cost of capital, which will enhance our ability to compete for future acquisitions and finance organic growth projects.

Propane Business Strengths

Focus on High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2010, sales to residential customers represented approximately 65% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own nearly 90% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Comprehensive Propane Logistics and Distribution Business

One of our distinguishing strengths is our propane procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2010, we delivered 415.3 million gallons of propane on a wholesale basis to our various customers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles, and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Midstream Business Strengths

Strategically Located Assets

Our assets are situated close to or within demand based market areas, which positions us well to leverage the services we offer to our customers relative to our competitors. We own and operate natural gas storage operations approximately 200 miles northwest of New York City. These assets are among the closest natural gas storage facilities to the New York City market and have the capability of delivering gas to this market as well as other Northeast and Mid-Atlantic market centers. We also own and operate US Salt, a salt production company located in Schuyler County, New York, between our Stagecoach and Steuben natural gas storage facilities, which will add additional gas storage capacity to our operations in the Northeast. Our recent acquisition of Tres Palacios, which is located approximately 100 miles southwest of Houston, provides us access to the Houston and San Antonio metropolitan areas and the broader Texas markets as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. The Tres Palacios facility, like Stagecoach, is located near shale gas supply, connected to multiple supply sources and supports strong demand markets. The Texas natural gas fired electric generation market is among the largest in the United States. We also own and operate an NGL operation near Bakersfield, California, strategically situated between the major refining centers of Los Angeles and San Francisco. We believe there are opportunities to further leverage our geographic location, expand our current asset base and to enhance the platform of services we offer to our customers that will further enhance the value and profitability of these assets.

Ability to Leverage Industry Relationships

Our management team has extensive industry relationships and they have been successful in leveraging these relationships with both new and existing customers of our midstream operations into profitable opportunities to further grow our operations.

Stable Cash Flows

Our midstream operations consist predominantly of fee-based services that generate stable cash flows. These contracts are primarily with investment-grade rated customers such as large east coast utilities and major gas marketing firms. We believe that this further adds to our stable cash flow and enhances our access to the capital markets.

Operations

Our operations reflect our two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At October 29, 2010, we distributed propane to over 700,000 retail customers from 356 customer service centers in 33 states. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. We market our propane primarily in the eastern half of the United States through our customer service centers using multiple regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Alabama	44
Arizona	1
Arkansas	2
Colorado	5
Connecticut	4
Delaware	1
Florida	19
Georgia	5
Illinois	4
Indiana	24
Kentucky	2
Maine	5
Maryland	6
Massachusetts	7
Michigan	31
Mississippi	29
New Hampshire	3
New Jersey	8
New Mexico	3
New York	11
North Carolina	29
Ohio	25
Oklahoma	3
Pennsylvania	17
Rhode Island	1
South Carolina	3
Tennessee	10
Texas	26
Vermont	11
Virginia	6
Washington	3
West Virginia	2
Wisconsin	6

Total	356

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

During the fiscal year ended September 30, 2010, we delivered approximately 45% of our propane volume to retail customers and 55% to wholesale customers. Our retail volume sold to residential, industrial and commercial and agricultural customers were as follows:

•	65% to residential customers;

•	25% to industrial and commercial customers; and

•	10% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2010. Approximately half of our residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, we deliver propane to our heating customers approximately six times during the year. We determine the amount of propane delivered based on weather conditions and historical consumption patterns. Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables us to efficiently route deliveries on a regular basis. We promote this program by offering level payment billing, discounts, fixed price options and price caps. In addition, we generally provide emergency service 24 hours a day, seven days a week, 52 weeks a year.

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

Transportation Assets and Truck Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of Inergy Propane. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2010, we owned a fleet of 143 tractors, 234 transports, 1,341 bobtail and rack trucks and 885 other service vehicles. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

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

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While our wholesale supply, marketing and distribution operations accounted for 27% of total revenue, this business represented 4% of our gross profit during the fiscal year ended September 30, 2010.

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

Supply

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2010, a majority of our sales volume was purchased pursuant to contracts that have a term of one year or less; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Two suppliers, BP Amoco Corp. (17%) and Sunoco, Inc. (11%), accounted for 28% of propane purchases during the past fiscal year. We believe that contracts with these suppliers will enable us to purchase most of our supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to our approximate 700 bulk storage tank facilities. We accomplish this by using our transports and contracting with common carriers, owner-operators and railroad tank cars. Our customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, we lease underground storage facilities from third parties under annual lease agreements.

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

Midstream Operations

Natural Gas Storage Operations

Stagecoach was acquired in August 2005, and is a high performance, multi-cycle natural gas storage facility with 26.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, the Stagecoach facility is currently connected to Tennessee Gas Pipeline Company’s (“TPG”) 300 Line and the Millennium Pipeline and is a significant participant in the northeast United States natural gas distribution system. The Stagecoach facility is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2014. We currently have pending, before the Federal Energy Regulatory Commission (“FERC”), two applications for Natural Gas Act Section 7(c) certificate authorization to construct and operate expansions of the Stagecoach facility: the North/South expansion project (proposed additional compression and measurement facilities to serve shippers seeking to wheel gas on a firm basis through existing North and/or South Laterals of Stagecoach) and the Marc I Hub Line expansion project (proposed 43 mile, 30 inch bi-directional gas pipeline connecting the Stagecoach South Lateral pipeline interconnect at TGP’s 300 line to Transcontinental Pipe Line Company, LLC’s (“Transco”) Leidy Line. If certificated as requested, it is anticipated that these expansion projects will allow shippers to wheel/transport gas bi-directionally on a firm basis approximately 75 miles between the Millennium Pipeline and Transco’s Leidy Line and all points in between.

ASC was acquired in October 2007 and was the majority owner and operator of Steuben. During this fiscal year we acquired the minority interests in Steuben and ASC is now the sole owner and operator of Steuben, which owns a natural gas storage facility located in Steuben County, New York, with 6.2 bcf of working gas capacity, maximum withdrawal capability of 60 MMcf/day and maximum injection capability of 30 MMcf/day. The facility was developed and placed in commercial service in 1991. The storage capacity at Steuben is fee based-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2011. Located approximately 30 miles northwest of Corning, New York, the Steuben facility is currently connected to Dominion Gas Transmission’s Woodhull line and is a critical component of the northeast United States natural gas market.

Thomas Corners, a 7 bcf (working) natural gas storage facility located in Steuben County, New York, was placed into service in November 2009. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2015. From November 2009 through March 2010, Thomas Corners generated revenue from interruptible storage contracts. This facility has maximum withdrawal and injection capabilities of 140 MMcf/day and 70 MMcf/day, respectively. Thomas Corners is connected with the Tennessee Gas Pipeline Company’s Line 400 and Columbia Gas Transmission’s A-5 line (which was acquired by the Millennium Pipeline and as such the Thomas Corners facility is also connected with the Millennium Pipeline).

In October 2010, we completed the acquisition of the Tres Palacios natural gas storage facility located in Matagorda County, Texas. Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which we expect to place in service by or before 2014 (Cavern 4). Caverns 1 and 2 are currently 90% contracted with primarily investment grade-rated companies until 2013. Located approximately 100 miles southwest of Houston, Tres Palacios is currently connected to a total of ten intrastate and interstate pipelines offering connectivity to multiple demand markets including the Houston and San Antonio metropolitan areas and the broader Texas markets as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico.

On January 11, 2010, we announced that we had executed a definitive agreement to purchase the Seneca Lake natural gas storage facility located in Schuyler County, New York (“Seneca Lake”) and two related pipelines for approximately $65 million. Seneca Lake is an approximate 2.0 bcf underground salt cavern storage facility located on our US Salt property outside Watkins Glen, New York, and has a maximum withdrawal capability of 145 MMcf/day and maximum injection capability of 75 MMcf/day. Seneca Lake is connected to the Dominion Transmission System via the 16-inch diameter, 20 mile Seneca West Pipeline and indirectly to the city gate of Binghamton, New York, via the 12-inch diameter, 37.5 mile Seneca East Pipeline, which runs within approximately 4 miles of our Stagecoach North Lateral interconnect with the Millennium Pipeline. The acquisition is subject to customary closing conditions and regulatory approvals.

LPG Storage Operations

Our Finger Lakes LPG facility, acquired in October 2006, is currently a 1.7 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and approximately 60 miles from our Stagecoach facility. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted-average maturity extending to 2011. The facility is supported by both rail and truck terminals capable of loading and unloading 20-23 rail cars per day and 17 truck transports per day. The facility is currently fully contracted under long-term agreements for butane and propane storage. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in the first half of calendar 2011.

NGL Operations

Our NGL business, acquired in 2003, is located near Bakersfield, California. The facility includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations.

Salt Operations

Our US Salt facility, acquired in August 2008, is located in Schuyler County, New York, and produces salt using solution mining and mechanical evaporation. The facility is strategically located between our Stagecoach and Steuben facilities. The facility produces and sells over 300,000 tons of salt each year. In addition to the 5 million barrel Finger Lakes LPG storage expansion that we are currently developing, there is also existing cavern space that we intend to convert to approximately 10 bcf of natural gas storage. With each new brine well that we drill we create additional potential storage capacity.

For more information on our reportable business segments, see Note 14 to our consolidated financial statements.

Employees

As of October 29, 2010, we had 2,997 full-time employees and 85 part-time employees. Of the 3,082 employees, 128 were general and administrative and 2,954 were operational. Of the operational employees, 262 were members of labor unions. We believe that our relationship with our employees is satisfactory.

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

Our midstream operations are subject to extensive federal, state and local regulation. In particular, our Stagecoach, Steuben, Thomas Corners and Tres Palacios natural gas storage facilities are subject to regulation by the FERC.

Under the Natural Gas Act, the FERC has authority to regulate gas transportation services in interstate commerce, including natural gas storage services. The FERC exercises jurisdiction over rates charged for services and the terms and conditions of service; the certification and construction of new facilities; the extension or abandonment of services and facilities; the maintenance of accounts and records, the acquisition and disposition of facilities; standards of conduct between affiliated entities; and various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable, or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

The rates and terms and conditions of our natural gas storage and hub services are found in the FERC-approved tariffs of Central New York Oil and Gas Company, LLC (“CNYOG”), the owner of the Stagecoach facility; Steuben Gas Storage Company, the owner of the Steuben facility; ASC, the owner of the Thomas Corners facility; and Tres Palacios Gas Storage, LLC (“TPG Storage”), the owner of the Tres Palacios facility. CNYOG, ASC and TPG Storage are authorized to charge and collect market-based rates for services provided at the Stagecoach, Thomas Corners and Tres Palacios facility, respectively. Steuben Gas Storage Company is authorized to charge and collect cost-of-service rates at the Steuben facility. A loss of market-based rate authority, or any successful complaint or protest against the rates charged or provided by CNYOG, ASC or TPG Storage could have an adverse impact on our revenues.

Our natural gas and LPG storage operations are also subject to non-rate regulation by state agencies. For example, the Railroad Commission of Texas (“RRC”) has jurisdiction over oil and gas wells drilled and produced, underground natural gas storage caverns and related facilities and pipelines used to transport oil or gas resources in Texas, and the New York State Department of Environmental Conservation (“NYSDEC”) has jurisdiction over the underground storage of natural gas and LPG and well drilling, conversion and plugging in New York. As a result, the RRC regulates aspects of the Tres Palacios facility and the NYSDEC regulates aspects of our Stagecoach, Thomas Corners, and Steuben natural gas storage facilities and our LPG storage facilities (including both our Bath facility and our Finger Lakes facility under development). Our inability to obtain, maintain or renew any material permit required to operate or expand our storage projects could have an adverse impact on our revenues.

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

In response to recent major pipeline accidents, including an explosion in a residential neighborhood in San Bruno, California, Congress is considering several bills proposing increased pipeline safety requirements. Among the changes being considered are significantly higher maximum civil penalties, new standards for excess flow and shutoff valves, public accessibility of pipeline information and expansion of safety requirements to classes of pipeline that were formerly exempt. We cannot predict the final outcome of these legislative efforts or the precise impact that compliance with any resulting new requirements may have on our business. Any new or expanded pipeline safety requirements could increase our cost of operation and impair our ability, or the ability of interconnected transportation facilities, to provide service during the period in which assessments and repairs take place, adversely affecting our business.

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

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.” The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs” in the United States. GHGs are certain gases, including carbon dioxide and methane, which may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of NGLs (i.e., natural gas fractionators), local natural gas distribution companies and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane) and refined petroleum products. The U.S. Senate has begun work on its own legislation for controlling and reducing domestic GHG emissions, and President Obama has indicated his support of legislation to reduce GHG emissions through an emission allowance system.

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

As of September 30, 2010, we had $1.7 billion of total outstanding indebtedness. Our leverage, various limitations in the agreements governing our credit facility, other restrictions governing our indebtedness and the indentures governing our senior notes may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Since we and Holdings announced on August 7, 2010, our entry into the original Merger Agreement, two unitholder class action lawsuits have been filed by Inergy unitholders against us, Inergy Holdings, Inergy GP, certain executive officers and certain members of the Inergy Holdings board of directors. The allegations and status of these lawsuits are more fully described under Part 1, Item 3. Legal Proceedings. The plaintiffs in these lawsuits seek to have the Merger rescinded. The plaintiffs also seek damages and attorneys’ fees from all defendants.

While we do not believe the lawsuits have merit and intend to defend the lawsuits vigorously, we cannot predict the outcome of the lawsuits, or other potential lawsuits related to the transactions contemplated by the Merger Agreement, nor can we predict the amount of time and expense that will be required to resolve the lawsuits. An unfavorable resolution of any such litigation surrounding the transactions contemplated by the Merger Agreement could delay or prevent the consummation of such transactions. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of management and resources in general from day-to-day operations.

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

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for our midstream services.

On December 15, 2009, the U.S. EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases, or “GHGs,” present an endangerment to public heath and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the Clean Air Act. The first limits emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards take effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states, including California, have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions such as electric power plants or major producers of fuels such as refineries or natural gas processing plants to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Most of our total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Two of our suppliers, BP Amoco Corp. (17%) and Sunoco, Inc. (11%), accounted for 28% of propane purchases during the fiscal year ended September 30, 2010. In the event that we are unable to purchase propane from our significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

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

Under the NGA, FERC has authority to regulate our natural gas facilities that provide natural gas transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities and various other matters. Natural gas companies may not charge rates that, upon review by FERC, are found to be unjust and unreasonable or unduly discriminatory. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for interstate services provided by the Steuben facility are found in the FERC-approved tariff of Steuben Gas Storage Company. The rates and terms and conditions for interstate services provided by Stagecoach are found in the FERC-approved tariff of CNYOG, our subsidiary and owner of the Stagecoach facility. The rates and terms and conditions for interstate services provided by the Thomas Corners facility are found in the FERC-approved tariff of ASC, our subsidiary and owner of the Thomas Corners facility. The rates and terms and conditions for interstate services provided by Tres Palacios are found in the FERC-approved rates of Tres Palacios Gas Storage, our subsidiary and owner of the Tres Palacios facility.

Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such increases may ultimately be rejected by FERC. We currently hold authority from FERC to charge and collect market-based rates for services provided at the Stagecoach facility, the Thomas Corners facility and the Tres Palacios facility. There can be no guarantee that we will be allowed to continue to operate under such a rate structure for the remainder of those facilities’ operating lives. Any successful complaint or protest against rates charged for our storage and related services, or our loss of market-based rate authority, could have an adverse impact on our revenues.

In addition, our market-based rate authority would be subject to further review if we acquire transportation facilities or additional storage capacity, if we or one of our affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link our facilities to the market area or if we or one of our affiliates acquire an interest in or is acquired by an interstate pipeline.

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

One of the ways we have grown our business is through the expansion of our existing assets, such as the Thomas Corners development, the West Coast expansion project and the Finger Lakes LPG storage expansion project. The construction of additional storage facilities or new pipeline interconnects involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. When we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new midstream asset, the construction will occur over an extended period of time, and we will not receive material increases in revenues until the project is placed in service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Certain of our expansion projects must receive certificate authority from FERC prior to construction, such as our currently proposed expansions of the Stagecoach natural gas storage facility (CNYOG’s North/South expansion project and Marc I hub line expansion project). We cannot guarantee such certificate authorization will be granted or, if granted, that such authorization will be free of burdensome or expensive conditions.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect, and do not have the right to elect, our managing general partner or its board of directors on an annual or other continuing basis. The board of directors of our managing general partner is chosen by the sole member of our managing general partner, Inergy Holdings, L.P. John J. Sherman, who currently is the only voting member of the general partner of Inergy Holdings, effectively has the authority to appoint all of our directors. Although our managing general partner has a fiduciary duty to manage our partnership in a manner beneficial to Inergy, L.P. and our unitholders, the directors of our managing general partner also have a fiduciary duty to manage our managing general partner in a manner beneficial to its member, Inergy Holdings, L.P.

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

Our managing general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our managing general partner to favor its own interests to the detriment of unitholders.

Inergy Holdings, L.P. owns and controls our managing general partner. Conflicts of interest could arise in the future as a result of relationships between Inergy Holdings, L.P., our general partners and their affiliates, on the one hand, and the partnership or any of the limited partners, on the other hand. As a result of these conflicts our managing general partner may favor its own interests and those of its affiliates over the interests of our unitholders. The nature of these conflicts includes the following considerations:

•

Our managing general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•

Our managing general partner is allowed to take into account the interests of parties in addition to the partnership in resolving conflicts of interest, thereby limiting its fiduciary duties to our unitholders.

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

The president and chief executive officer of both the general partner of Inergy Holdings and our managing general partner has voting control of the general partner of Inergy Holdings. He therefore controls the general partner of Inergy Holdings and through it, our managing general partner and may be able to influence unitholder votes. Control over these entities gives our president and chief executive officer substantial control over our business and operations.

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

Tax Risks to Common Unitholders

The tax treatment of publicly traded partnerships is subject to potential legislative, judicial or administrative changes. If we were treated as a corporation for federal income tax purposes, or if we were to become subject to a material amount of state or local taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible under current law for a partnership such as ours to be treated as a corporation for federal income tax purposes unless it satisfies requirements regarding the sources of its income. Based on our current operations we believe that we are treated as a partnership rather than a corporation; however, a change in our business could cause us to be treated as a corporation for federal income tax purposes.

In addition, current law may change so as to cause us to be treated as a corporation for federal income tax purposes. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available to pay distributions would be reduced. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted.

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

If we were treated as a corporation for federal income tax purposes, we would be obligated to pay federal income tax on our taxable income at the corporate tax rate, currently a maximum rate of 35%, as well as any applicable state income tax. Distributions to our unitholders generally would be taxed to them in the same manner as distributions from a corporation, and none of our income, gain, loss, deduction or credit would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by you and our managing general partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes even if you do not receive cash distributions from us.

Because you will be treated as a partner in us for federal income tax purposes, we will allocate a share of our taxable income to you which could be different in amount than the cash we distribute to you, and you may be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you do not receive any cash distributions from us.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between your amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our total net taxable income result in a reduction in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U. S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the specific common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to our unitholders. For example, we do not amortize certain goodwill assets, the value of which has been attributed to certain of our outstanding units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b). But, because we cannot identify these units once they are traded by the initial holder, we do not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders reporting that they have a higher tax basis in their units than would be the case if the IRS strictly applied Treasury Regulations relating to these depreciation or amortization adjustments. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied those Treasury Regulations.

The IRS may challenge the manner in which we calculate our unitholder’s basis adjustment under Section 743(b). If so, because the specific unitholders to which this issue relates cannot be identified, the IRS may assert adjustments to all unitholders selling units within the period under audit. A successful IRS challenge to this position or other positions we may take could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the gain from a unitholder’s sale of common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative impact on the value of the common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, that unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

If you loan your units to a “short seller” to cover a short sale of units, you may be considered as having disposed of the loaned units, and you may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and you may recognize gain or loss from such disposition. During the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by you and any cash distributions you receive as to those units could be fully taxable as ordinary income. To assure your status as a partner and avoid the risk of gain recognition from a loan to a short seller you are urged to modify any applicable brokerage account agreements to prohibit your broker from borrowing your units.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

A partnership is considered to terminate for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a twelve-month period. It is anticipated that the proposed merger of Inergy Holdings, L.P. (“Holdings”) through a number of steps with and into our wholly owned subsidiary (the “Transactions”) will result in an exchange of our partnership interests that, together with all other units sold or exchanged within the prior twelve-month period, will represent a sale or exchange of 50% or more of the total interest in our capital and profits. Consequently, we expect that we will be treated as having terminated, and as having been reconstituted, as a partnership for federal income tax purposes as a result of the Transactions. Although our constructive termination should not affect our classification as a partnership for federal income tax purposes, it will result in a deferral of certain deductions allowable in computing our taxable income for the year in which the termination occurs. The effect of this deferral of deductions on unitholders will depend upon each unitholder’s particular situation, including when, and at what prices, the unitholder purchased its common units and the ability of the unitholder to utilize any suspended passive losses.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes, estate, inheritance or intangible taxes and foreign taxes that are imposed by the various jurisdictions in which we do business or own property and in which they do not reside. We own property and conduct business in various parts of the United States. Unitholders may be required to file state and local income tax returns in many or all of the jurisdictions in which we do business or own property. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders’ responsibility to file all required U. S. federal, state, local and foreign tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of October 29, 2010, we owned 212 of our 356 retail propane customer service centers and leased the remaining centers. For more information concerning the location of our customer service centers see “Retail Propane” under Item 1. We lease our Kansas City, Missouri headquarters. We lease underground storage facilities with an aggregate capacity of 25.8 million gallons of propane and butane at eight locations under annual lease agreements. In addition, we own two underground storage facilities with an aggregate capacity of 29.9 million gallons of propane and butane. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our retail propane operations and customer retention. As of September 30, 2010, we owned the following:

•	1,375 bulk storage tanks at approximately 700 locations with typical capacities of 12,000 to 30,000 gallons;

•	650,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons; and

•	225,000 portable propane cylinders with typical capacities of up to 35 gallons.

We own the following midstream assets as discussed in Item 1:

•	the Stagecoach natural gas storage facility;

•	Finger Lakes LGP storage facility;

•	Steuben natural gas storage facility;

•	Thomas Corners natural gas storage facility;

•	US Salt plant;

•	Tres Palacios natural gas storage facility; and

•	an NGL business in Bakersfield, California.

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

Following the announcement of the Merger Agreement, two unitholder class action lawsuits were filed by our unitholders in the Court of Chancery of the State of Delaware challenging the proposed merger (Joel A. Gerber v. Inergy GP, LLC et al., No. 5864 and G-2 Trading LLC v. Inergy GP, LLC et al., No. 5816) (collectively, the “Inergy Unitholder Lawsuits”). The plaintiffs in the Inergy Unitholder Lawsuits filed a motion for a temporary injunction and a motion for expedited treatment. The court granted the motion for expedited treatment and consolidated the Inergy Unitholder Lawsuits (the “Consolidated Inergy Action”). In a Memorandum Opinion, dated October 29, 2010, the Delaware Court of Chancery denied the motion for preliminary injunction.

The Consolidated Inergy Action alleges several causes of action challenging the proposed merger, including that the named directors and officers have breached our limited partnership agreement and their fiduciary duties in connection with the proposed merger. Specifically, the Consolidated Inergy Action alleges that we are paying an excessive price to the Inergy Holdings unitholders, thereby diluting the value of Inergy to its current unitholders. The consideration provided to Inergy Holdings unitholders, the Consolidated Inergy Action alleges, represents a 20.7% premium to Inergy Holdings unitholders and exceeds Inergy Holdings’ aggregate enterprise value by 27%. The Consolidated Inergy Action further alleges that the proposed merger will reduce the ownership of our public unitholders prior to the Simplification Transaction from 92% to 57%—without providing an adequate return to those unitholders—so that the named directors and officers can avoid potential tax ramifications related to their Inergy Holdings common units. Additionally, the Consolidated Inergy Action alleges several deficiencies in the process by which the named directors and officers are conducting the proposed transaction. Finally, the plaintiffs in the Consolidated Inergy Action argue that our unitholders must vote on the proposed merger because the Merger Agreement, they allege, constitutes a merger between Inergy and Holdings.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

From July 31, 2001 to March 16, 2010, our common units representing limited partner interests were traded on NASDAQ’s Global Select National Market under the symbol “NRGY.” On March 17, 2010, our common units representing limited partner interests began trading on The New York Stock Exchange under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the common units, as reported by NASDAQ and the NYSE, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2010:
September 30, 2010	$35.56	$43.95	$0.705
June 30, 2010	30.35	39.94	0.705
March 31, 2010	32.48	38.04	0.695
December 31, 2009	28.70	36.24	0.685

Fiscal 2009:
September 30, 2009	$25.01	$30.99	$0.675
June 30, 2009	21.54	26.34	0.665
March 31, 2009	17.06	25.23	0.655
December 31, 2008	12.38	22.70	0.645

As of November 15, 2010, we had issued and outstanding 109,349,510 common units, 4,867,252 Class A units and 11,568,560 Class B units, which were held by 154, 2 and 21 unitholders of record, respectively.

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

Issuance of Class A Units and Class B Units

On November 5, 2010, in connection with the Simplification Transaction, we issued 4,867,252 Class A units and 11,568,560 Class B units.

Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash after a minimum quarterly distribution and certain target distribution levels have been achieved. All incentive distribution rights were eliminated as a result of the Simplification Transaction.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	42,500	$29.60	4,259,774

Total	42,500	$29.60	4,259,774

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data and other operating data of Inergy, L.P. The selected historical consolidated financial data of Inergy, L.P. as of and for the years ended September 30, 2010, 2009, 2008, 2007 and 2006, are derived from the audited consolidated financial statements of Inergy, L.P and Inergy Partners, LLC. The historical consolidated financial data of Inergy, L.P. and Inergy Partners, LLC include the results of operations of its acquisitions from the effective date of the respective acquisitions.

“EBITDA” shown in the table below is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

The data in the following tables should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. Years Ended September 30,
	2010	2009	2008	2007	2006
	(in millions, except per unit and unit data)
Statement of Operations Data:
Revenues	$1,786.0	$1,570.6	$1,878.9	$1,483.1	$1,390.2
Cost of product sold (excluding depreciation and amortization as shown below):	1,165.9	996.9	1,376.7	1,026.1	993.3

Gross profit	620.1	573.7	502.2	457.0	396.9
Expenses:
Operating and administrative	309.0	279.6	265.6	247.8	245.2
Depreciation and amortization	161.8	115.8	98.0	83.4	76.7
Loss on disposal of assets	11.5	5.2	11.5	8.0	11.5

Operating income	137.8	173.1	127.1	117.8	63.5
Other income (expense):
Interest expense, net	(91.0)	(69.7)	(60.9)	(52.0)	(53.8)
Other income	2.0	0.1	1.0	1.9	0.8

Income before income taxes	48.8	103.5	67.2	67.7	10.5
Provision for income taxes	0.1	0.7	0.7	0.7	0.7

Net income	48.7	102.8	66.5	67.0	9.8
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.7	1.4	1.4	—	—

Net income attributable to partners	$48.0	$101.4	$65.1	$67.0	$9.8

Partners’ interest information:
Total interest in net income not attributable to limited partners’	$71.8	$50.9	$38.2	$40.2	$19.8

Total limited partners’ interest in net income (loss)	$(23.8)	$50.5	$26.9	$26.8	$(10.0)

Net income (loss) per limited partner unit:
Basic	$(0.37)	$0.93	$0.54	$0.56	$(0.24)

Diluted	$(0.37)	$0.93	$0.54	$0.56	$(0.24)

Weighted-average limited partners’ units outstanding (in thousands):
Basic	64,533	54,036	49,915	47,784	41,426

Diluted	64,533	54,063	49,989	47,965	41,426

Cash distributions paid per unit	$2.76	$2.60	$2.44	$2.28	$2.14

	2010	2009	2008	2007	2006
Balance Sheet Data (end of period):
Total assets(c)	$3,097.1	$2,133.1	$2,077.3	$1,722.9	$1,606.9
Total debt, including current portion	1,666.2	1,093.3	1,106.6	710.2	659.7
Inergy L.P. partners’ capital	1,189.3	799.4	637.8	741.2	676.1

Other Financial Data:
EBITDA (unaudited)	$300.7	$287.1	$223.9	$203.1	$141.0
Adjusted EBITDA (unaudited)	325.6	296.8	239.0	211.2	175.4
Net cash provided by operating activities	175.3	239.4	183.8	167.9	104.4
Net cash used in investing activities	(926.4)	(230.6)	(386.7)	(187.8)	(210.9)
Net cash provided by (used in) financing activities	883.8	(14.5)	212.5	15.6	109.0
Maintenance capital expenditures(a) (unaudited)	9.9	8.0	5.4	5.1	3.7

Other Operating Data (unaudited):
Retail propane gallons sold	340.2	310.0	331.9	362.2	360.3
Wholesale propane gallons delivered	415.3	380.6	358.5	383.9	365.3

Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income attributable to partners	$48.0	$101.4	$65.1	$67.0	$9.8
Interest of non-controlling partners in ASC’s ITDA(b)	(0.2)	(0.5)	(0.8)	—	—
Provision for income taxes	0.1	0.7	0.7	0.7	0.7
Interest expense, net	91.0	69.7	60.9	52.0	53.8
Depreciation and amortization	161.8	115.8	98.0	83.4	76.7

EBITDA	$300.7	$287.1	$223.9	$203.1	$141.0
Non-cash (gain) loss on derivative contracts	(1.0)	1.4	0.1	(0.6)	20.0
Loss on disposal of assets	11.5	5.2	11.5	8.0	11.5
Long-term incentive and equity compensation expense	10.9	3.1	3.5	0.7	2.9
Transaction costs	3.5	—	—	—	—

Adjusted EBITDA	$325.6	$296.8	$239.0	$211.2	$175.4

(a)	Maintenance capital expenditures are defined as those capital expenditures that do not increase operating capacity or revenues from existing levels.
(b)	ITDA—Interest expense, taxes, depreciation and amortization expense.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•

statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have adequate propane supply to support our retail operations; and our belief that our diversification of suppliers will enable us to meet supply needs; and

•

statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

General

We are a Delaware limited partnership formed to own and operate a growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes four natural gas storage facilities (“Stagecoach”, “Steuben”, “Thomas Corners” and “Tres Palacios”), a liquefied petroleum gas (“LPG”) storage facility (“Finger Lakes LPG”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). We further intend to pursue our growth objectives in the propane business through, among other things, future acquisitions. Our acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

Both of our operating segments, propane and midstream, are supported by business development personnel groups employed by the Partnership. These groups’ daily responsibilities include research, sourcing, financial analysis and due diligence of potential acquisition targets and organic growth opportunities. These employees work closely with the operators of both of our segments in the course of their work to ensure the appropriate growth opportunities are pursued. During fiscal 2010, they evaluated approximately 90 potential acquisitions.

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through September 30, 2010, we have acquired 86 companies, 80 propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $2.1 billion, including working capital, assumed liabilities and acquisition costs.

On December 31, 2009, we acquired the partnership interests of Liberty Propane, LP (“Liberty”) headquartered in Overland Park, Kansas. At the time it was acquired, Liberty delivered propane to nearly 100,000 customers from 38 customer service centers in the Northeast, Mid-Atlantic and Western regions of the United States. On January 12, 2010, we acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. At the time it was acquired, MGS delivered propane to nearly 6,400 customers from five customer service centers. The purchase price allocations for these acquisitions were completed during the year ended September 30, 2010. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

The results of operations discussed below are those of Inergy, L.P. Audited financial statements for Inergy, L.P. are included elsewhere in this Form 10-K.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are generally highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March. Our propane operations generally experience net losses in the six-month off season of April through September.

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

In determining actual and normal weather for a given period of time, we compare the actual number of heating degree days for the period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of our regions. When we discuss “normal” weather in our results of operations presented below we are referring to a 30-year average consisting of the years 1980 through 2010. We then calculate weighted-averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010. At the main pricing hub of Mount Belvieu Texas during the fiscal year ended September 30, 2010, propane prices ranged from a low of $0.93 per gallon to a high of $1.44 per gallon and a price of $1.20 per gallon at September 30, 2010. Our ability to pass on price increases to our customers and our hedging program limits the impact that such volatility has had on our results from operations. In the future, we will continue to hedge virtually 100% of our exposure from fixed price sales. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers which has resulted in a decline in gross profit. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we have attributed to customer conservation will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar year 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since the decline, crude oil costs leveled off in the spring 2009 before beginning another increase that persisted through the 2009-2010 winter season with propane prices following a similar pattern for the majority of this time. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We do not attempt to predict or control the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

Our midstream operations primarily include the storage, processing, fractionation and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from the solution mining operations of US Salt. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

We believe our midstream operations could be negatively affected in the long term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for natural gas and NGLs, all of which are beyond our control and could impair our ability to meet our long-term goals. However, we also believe that the predominantly contractual fee-based nature of our midstream operations may serve to mitigate this potential risk.

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream markets in the northeastern and southeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect our operations. Traditionally, supply to our markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets we serve. These supply shifts and other changes to the natural gas market may have an impact on our storage operations and our development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage.

Currently, we have three significant capital projects related to our midstream operations: (1) Finger Lakes LPG storage expansion, (2) North/South Pipeline Compression Project and (3) MARC I Hub Line Project. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or Natural Gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in spring 2011.

The North/South Project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals and when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. The North/South Project is supported by long-term contracts and is expected to be placed into service by late 2011.

The MARC I Hub Line Project is a 43 mile, 30” bi-directional pipeline located in Bradford, Sullivan, and Lycoming counties in Pennsylvania. The planned pipeline will extend between our Stagecoach South Lateral Interconnect with TGP near its compressor station 319 and Transco near its compressor station 517. The MARC I Hub Line Project is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. We expect the MARC I Hub Line Project to be placed into service in mid-2012.

Our MARC I Hub Line Project and the North/South Project, when placed into service, will allow us to wheel volumes on a firm transportation basis through approximately 75 miles of pipe to and from Tennessee Gas Pipeline Company’s (“TGP”) 300 Line (“TGP”), Transco’s Leidy Line (“Transco”) and the Millennium Pipeline and all points in between. The two projects combined are expected to add over 45,000 horsepower of additional compression and 875,000 dekatherms per day of transportation capacity to our midstream business in the Northeast.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at September 30, 2010, of $12.3 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Recent Developments

On August 7, 2010, Inergy and Holdings entered into an Agreement and Plan of Merger, which was amended and restated by the First Amended and Restated Agreement and Plan of Merger, dated as of September 3, 2010, as part of a plan to simplify the capital structures of Inergy and Holdings (the “Merger Agreement”). Pursuant to the steps contemplated by the Merger Agreement (the “Simplification Transaction”), Inergy Holdings merged into a wholly owned subsidiary of its general partner (the “Merger”) and the outstanding common units in Inergy Holdings were cancelled. The Merger closed on November 5, 2010, resulting in Holdings unitholders receiving 0.77 Inergy units for each Holdings unit. Cash will be paid to Holdings unitholders in lieu of any fractional units that would have resulted from the exchange. As a result of the closing, Holdings’ common units discontinued trading on the New York Stock Exchange as of the close of business on November 5, 2010.

On October 14, 2010, we completed the acquisition of Tres Palacios Gas Storage, LLC. Tres Palacios Gas Storage, LLC is the owner and operator of a natural gas storage facility located in Matagorda County, Texas (“Tres Palacios”). Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which we expect to place in service by or before 2014 (Cavern 4). Located approximately 100 miles southwest of Houston, Tres Palacios is currently connected to a total of ten intrastate and interstate pipelines offering connectivity to multiple demand markets including the Houston and San Antonio metropolitan areas and the broader Texas markets as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. Tres Palacios offers customers greater than six-turn gas storage capability with maximum withdrawal capacity of 2.5 bcf per day and maximum injection capacity of 1 bcf per day.

Results of Operations

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2010 and 2009, respectively (in millions):

	Year Ended September 30,		Change
	2010	2009	In Dollars	Percentage
Revenue	$1,786.0	$1,570.6	$215.4	13.7%
Cost of product sold	1,165.9	996.9	169.0	17.0

Gross profit	620.1	573.7	46.4	8.1
Operating and administrative expenses	309.0	279.6	29.4	10.5
Depreciation and amortization	161.8	115.8	46.0	39.7
Loss on disposal of assets	11.5	5.2	6.3	121.2

Operating income	137.8	173.1	(35.3)	(20.4)
Interest expense, net	(91.0)	(69.7)	(21.3)	(30.6)
Other income	2.0	0.1	1.9	1,900.0

Income before income taxes	48.8	103.5	(54.7)	(52.9)
Provision for income taxes	0.1	0.7	(0.6)	(85.7)

Net income	48.7	102.8	(54.1)	(52.6)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.7	1.4	(0.7)	(50.0)

Net income attributable to partners	$48.0	$101.4	$(53.4)	(52.7)%

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$796.5	$736.7	$59.8	8.1%	340.2	310.0	30.2	9.7%
Wholesale propane	475.9	387.7	88.2	22.7	415.3	380.6	34.7	9.1
Other retail	194.5	209.2	(14.7)	(7.0)	—	—	—	—
Storage, fractionation and other midstream	319.1	237.0	82.1	34.6	—	—	—	—

Total	$1,786.0	$1,570.6	$215.4	13.7%	755.5	690.6	64.9	9.4%

Volume. During fiscal 2010, we sold 340.2 million retail gallons of propane, an increase of 30.2 million gallons or 9.7% from the 310.0 million retail gallons of propane sold during fiscal 2009. Gallons sold during fiscal 2010 increased compared to fiscal 2009 as a result of acquisition-related volume of 49.9 million gallons partially offset by a 19.7 million gallon decline from lower volumes sold at our existing locations. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of higher propane costs, which have been at record high prices the past several years, (2) an abrupt end to the 2009/2010 winter heating season and (3) volume declines from net customer losses. Also impacting volumes sold during fiscal 2010 compared to fiscal 2009 was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations. In total, the weather in our areas of operations was 1% colder than normal and 2% colder than last year.

Wholesale gallons delivered increased 34.7 million gallons, or 9.1%, to 415.3 million gallons in fiscal 2010 from 380.6 million gallons in fiscal 2009. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 67.3 million gallons, or 23.8%, to 349.9 million gallons in fiscal 2010 from 282.6 million gallons in fiscal 2009. This increase was primarily attributable to the Butamer addition in July 2009 and new terminalling contracts.

During fiscal 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues in fiscal 2010 were $1,786.0 million, an increase of $215.4 million, or 13.7% from $1,570.6 million in fiscal 2009.

Revenues from retail propane sales were $796.5 million for the year ended September 30, 2010, an increase of $59.8 million, or 8.1%, compared to $736.7 million for the year ended September 30, 2009. This increase was primarily due to acquisition-related sales, which resulted in higher retail propane revenues of $117.8 million, partially offset by a combination of a decline in gallons sold to existing customers as described above and a slightly lower overall average retail selling price of propane in fiscal 2010, which contributed a revenue decline of $47.0 million and $11.0 million, respectively.

Revenues from wholesale propane sales were $475.9 million in fiscal 2010, an increase of $88.2 million or 22.7%, from $387.7 million in fiscal 2009. This increase resulted from the greater volumes of propane sold which contributed $35.3 million to the increase in revenues and the higher average wholesale sales price of propane which contributed to $52.9 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily include distillates, service, rental, appliance sales and transportation services, were $194.5 million in fiscal 2010, a decrease of $14.7 million, or 7.0% from $209.2 million in fiscal 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $18.3 million and a $5.5 million decline in revenues from other products and services, partially offset by a $9.1 million increase from acquisition-related sales. Distillate revenues from existing locations decreased primarily as a result of lower volumes sold. Weather in our distillate areas of operations was 6% warmer than last year and 5% warmer than normal.

Revenues from storage, fractionation and other midstream activities were $319.1 million in fiscal 2010, an increase of $82.1 million or 34.6% from $237.0 million in fiscal 2009. Revenues from our West Coast NGL operations increased $72.0 million primarily as a result of increased commodity sales and processing fees associated with the Butamer addition. Higher average selling prices of natural gas liquids also contributed to the revenue increase. Revenues resulting from the in-servicing of our Thomas Corners facility and the related firm storage contracts resulted in a combined increase of $6.2 million. Additionally, revenues from our US Salt operations increased $3.2 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for fiscal 2010 was $1,165.9 million, an increase of $169.0 million, or 17.0%, from $996.9 million in fiscal 2009.

Retail propane cost of product sold was $413.7 million for the year ended September 30, 2010, compared to $373.6 million for the year ended September 30, 2009. This $40.1 million, or 10.7%, increase was primarily due to a $68.0 million increase associated with acquisition-related volume, partially offset by a reduction of retail propane cost of product sold from existing locations of $25.5 million. The decline in retail propane cost of product sold from existing locations resulted primarily from lower volume sales as discussed above. Also contributing to the decline in retail propane cost of product sold was a $2.4 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in fiscal 2010 was $449.2 million, an increase of $85.4 million or 23.5%, from wholesale cost of product sold of $363.8 million in fiscal 2009. This increase resulted from the greater volumes of propane purchased which contributed $33.2 million to the increase in cost and the higher average purchase price of wholesale propane sold which contributed $52.2 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $113.1 million for the year ended September 30, 2010, compared to $124.8 million for the year ended September 30, 2009. This $11.7 million, or 9.4%, decrease was primarily due to lower costs from distillate sales at existing locations of $15.1 million and a decline in costs for other products and services of $0.9 million, partially offset by a $4.3 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined primarily as a result of lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $189.9 million, an increase of $55.2 million, or 41.0%, from $134.7 million in fiscal 2009. Costs from our West Coast NGL operations were $62.2 million higher primarily as a result of increased commodity sales associated with the Butamer addition. Increases in the cost of natural gas liquids also contributed to the West Coast NGL cost of products sold increase. This increase was partially offset by lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Finger Lakes LPG facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles amounted to $67.0 million and $62.0 million for fiscal 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $32.8 million and $33.0 million in fiscal 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $73.6 million and $36.9 million for fiscal 2010 and 2009, respectively. Vehicle costs combined with wages for personnel directly involved in providing midstream services amounted to $2.9 million and $2.7 million for fiscal 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for fiscal 2010 was $620.1 million, an increase of $46.4 million, or 8.1%, from $573.7 million during fiscal 2009.

Retail propane gross profit was $382.8 million in fiscal 2010, an increase of $19.7 million, or 5.4%, compared to $363.1 million in fiscal 2009. This increase in retail propane gross profit was attributable to a $49.8 million increase from acquisitions and a $2.4 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These factors, which increased retail propane gross profit, were partially offset by a $23.3 million decline resulting from lower retail gallon sales at existing locations as discussed above and a $9.2 million decline arising from a lower cash margin per gallon. The decline in cash margin per gallon was primarily the result of a steep escalation in propane costs during the winter heating season contrasted with a period of falling propane costs in the prior year winter.

Wholesale propane gross profit was $26.7 million in fiscal 2010 compared to $23.9 million in fiscal 2009, an increase of $2.8 million or 11.7%. The increase in gross profit was primarily the result of both increased volumes sold and higher margins that we were able to generate from new and existing customers.

Other retail gross profit was $81.4 million for the year ended September 30, 2010, compared to $84.4 million for the year ended September 30, 2009. This $3.0 million, or 3.6%, decrease was due primarily to lower gross profit on other products and services and distillates of $4.6 million and $3.2 million, respectively, partially offset by a $4.8 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $129.2 million in fiscal 2010 compared to $102.3 million in fiscal 2009, an increase of $26.9 million, or 26.3%. This increase was primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $9.8 million increase. Additionally, gross profit increased $7.7 million due to the Thomas Corners facility being placed in service. Lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Finger Lakes LPG facilities also contributed to the increased gross profit in fiscal 2010.

Operating and Administrative Expenses. Operating and administrative expenses were $309.0 million in fiscal 2010 compared to $279.6 million in fiscal 2009. This $29.4 million, or 10.5%, increase in operating expenses was due primarily to an increase in long-term incentive compensation of $7.8 million, operations of acquisitions of $29.9 million and $3.6 million of transaction expenses primarily related to those acquisitions. These types of transaction costs were capitalized in previous years, but are now required to be expensed under the new accounting rules. This increase was offset by a decrease in operating expenses of $11.9 million from other existing operations comprised predominately of lower payroll, insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization increased to $161.8 million in fiscal 2010 from $115.8 million in fiscal 2009. This $46.0 million, or 39.7%, increase resulted primarily from the West Coast Butamer expansion project together with our other midstream segment projects and acquisitions.

Loss on Disposal of Assets. Loss on disposal of assets increased $6.3 million, or 121.2%, to $11.5 million in fiscal 2010 compared to $5.2 million in fiscal 2009. The losses recognized in fiscal 2010 and 2009 include losses of $9.7 million and $4.9 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had other losses in fiscal 2010 and fiscal 2009 of $1.8 million and $0.3 million, respectively. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2010 and 2009, these assets were identified primarily as a result of losses due to disconnecting customer installations of less profitable accounts due to low margins, poor payment history or low volume usage and customers who have chosen to switch suppliers.

Interest Expense. Interest expense increased to $91.0 million in fiscal 2010 compared to $69.7 million in fiscal 2009. This $21.3 million, or 30.6%, increase was primarily attributable to higher average interest rates incurred on our borrowings and to a lesser extent an increase in the average outstanding borrowings during the period. Additionally, during fiscal 2010 and 2009, we capitalized $6.3 million and $14.8 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital—Capital Resource Activities” section.

Interest of Non-controlling Partners in ASC’s Consolidated Net Income. We acquired a majority interest (approximately 55%) in the operations of Steuben when we acquired 100% of the membership interest in ASC in

October 2007. In January 2010, we acquired an additional 25% interest in Steuben and in April 2010 and July 2010, we acquired an additional 10% interest in Steuben. These acquisitions gave us 100% ownership of Steuben.

Net Income Attributable to Partners. Net income for fiscal 2010 was $48.0 million compared to net income for fiscal 2009 of $101.4 million. The $53.4 million, or 52.7%, decrease in net income was primarily attributable to increased depreciation and amortization ($46.0 million), operating and administrative expenses ($29.4 million) and interest expense ($21.3 million) in fiscal 2010, partially offset by a higher gross profit ($46.4 million).

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the fiscal years ended September 30, 2010 and 2009, respectively (in millions):

	Year Ended September 30,
	2010	2009
EBITDA:
Net income attributable to partners	$48.0	$101.4
Interest of non-controlling partners in ASC’s consolidated ITDA(a)	(0.2)	(0.5)
Interest expense, net	91.0	69.7
Provision for income taxes	0.1	0.7
Depreciation and amortization	161.8	115.8

EBITDA	$300.7	$287.1

Non-cash (gain) loss on derivative contracts	(1.0)	1.4
Long-term incentive and equity compensation expense	10.9	3.1
Loss on disposal of assets	11.5	5.2
Transaction costs	3.5	—

Adjusted EBITDA	$325.6	$296.8

(a)	ITDA—Interest expense, taxes, depreciation and amortization expense.

	Year Ended September 30,
	2010	2009
EBITDA:
Net cash provided by operating activities	$175.3	$239.4
Net changes in working capital balances	61.6	(3.6)
Provision for doubtful accounts	(2.8)	(3.7)
Amortization of deferred financing costs and net bond discount	(7.3)	(5.2)
Unit-based compensation expense	(4.8)	(3.1)
Loss on disposal of assets	(11.5)	(5.2)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.9)	(1.9)
Interest expense, net	91.0	69.7
Provision for income taxes	0.1	0.7

EBITDA	$300.7	$287.1

Non-cash (gain) loss on derivative contracts	(1.0)	1.4
Long-term incentive and equity compensation expense	10.9	3.1
Loss on disposal of assets	11.5	5.2
Transaction costs	3.5	—

Adjusted EBITDA	$325.6	$296.8

EBITDA is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. For the years ended September 30, 2010 and 2009, EBITDA was $300.7 million and $287.1 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $325.6 million for fiscal 2010 compared to $296.8 million in fiscal 2009. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2009 and 2008, respectively (in millions):

	Year Ended September 30,		Change
	2009	2008	In Dollars	Percentage
Revenue	$1,570.6	$1,878.9	$(308.3)	(16.4)%
Cost of product sold	996.9	1,376.7	(379.8)	(27.6)

Gross profit	573.7	502.2	71.5	14.2
Operating and administrative expenses	279.6	265.6	14.0	5.3
Depreciation and amortization	115.8	98.0	17.8	18.2
Loss on disposal of assets	5.2	11.5	(6.3)	(54.8)

Operating income	173.1	127.1	46.0	36.2
Interest expense, net	(69.7)	(60.9)	(8.8)	(14.4)
Other income	0.1	1.0	(0.9)	(90.0)

Income before income taxes	103.5	67.2	36.3	54.0
Provision for income taxes	0.7	0.7	—	—

Net income	102.8	66.5	36.3	54.6
Net income attributable to non-controlling partners in ASC’s consolidated net income	1.4	1.4	—	—

Net income attributable to partners	$101.4	$65.1	$36.3	55.8%

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

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 23.5 million gallons, or 9.1%, to 282.6 million gallons in fiscal 2009 from 259.1 million gallons in fiscal 2008. This increase was primarily attributable to renewal of certain customer contracts and the addition of new contracts.

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

Revenues from storage, fractionation and other midstream activities were $237.0 million in fiscal 2009, a decrease of $32.1 million or 11.9% from $269.1 million in fiscal 2008. Revenues from our West Coast NGL operations decreased $81.3 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $44.2 million increase due to the acquisition of US Salt. In addition, revenues at our Finger Lakes LPG facility and Stagecoach facility increased due to an increase in contractual rates and the commencement of operations on the Stagecoach North Lateral connecting to Millennium Pipeline in December 2008.

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

Storage, fractionation and other midstream gross profit was $102.3 million in fiscal 2009 compared to $92.0 million in fiscal 2008, an increase of $10.3 million, or 11.2%. Approximately $16.0 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL operations. The decrease in our West Coast NGL gross profit is partially attributable to losses taken on certain commodity contracts due to a brief delay in our butane isomerization unit being placed in service. The aforementioned isomerization unit was placed in service in July 2009. The decrease is also attributable to the non-renewal of certain customer contracts.

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

Interest of Non-controlling Partners in ASC’s Consolidated Net Income. We acquired a majority interest in the operations of Steuben when we acquired 100% of the membership interest in ASC in October 2007. ASC held a majority interest in the operations of Steuben until July 2010.

Net Income Attributable to Partners. Net income for fiscal 2009 was $101.4 million compared to net income for fiscal 2008 of $65.1 million. The $36.3 million, or 55.8%, increase in net income is primarily attributable to higher gross profit, partially offset by higher operating expenses, depreciation and amortization and interest expense in fiscal 2009.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the fiscal years ended September 30, 2009 and 2008, respectively (in millions):

	Year Ended September 30,
	2009	2008
EBITDA:
Net income attributable to partners	$101.4	$65.1
Interest of non-controlling partners in ASC’s consolidated ITDA(a)	(0.5)	(0.8)
Interest expense, net	69.7	60.9
Provision for income taxes	0.7	0.7
Depreciation and amortization	115.8	98.0

EBITDA	$287.1	$223.9

Non-cash loss on derivative contracts	1.4	0.1
Long-term incentive and equity compensation expense	3.1	3.5
Loss on disposal of assets	5.2	11.5

Adjusted EBITDA	$296.8	$239.0

(a)	ITDA—Interest expense, taxes, depreciation and amortization expense.

	Year Ended September 30,
	2009	2008
EBITDA:
Net cash provided by operating activities	$239.4	$183.8
Net changes in working capital balances	(3.6)	3.7
Provision for doubtful accounts	(3.7)	(5.7)
Amortization of deferred financing costs and net bond discount	(5.2)	(2.3)
Unit based compensation expense	(3.1)	(3.5)
Loss on disposal of assets	(5.2)	(11.5)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(1.9)	(2.2)
Interest expense, net	69.7	60.9
Provision for income taxes	0.7	0.7

EBITDA	$287.1	$223.9

Non-cash loss on derivative contracts	1.4	0.1
Long-term incentive and equity compensation expense	3.1	3.5
Loss on disposal of assets	5.2	11.5

Adjusted EBITDA	$296.8	$239.0

EBITDA is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. For the years ended September 30, 2009 and 2008, EBITDA was $287.1 million and $223.9 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets and long-term incentive and equity compensation expenses. Adjusted EBITDA was $296.8 million for fiscal 2009 compared to $239.0 million in fiscal 2008. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

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

On September 10, 2009, our new shelf registration statement (File No. 333-158066) was declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. In January 2010 and September 2010, we issued 5,749,100 common units (which included 749,100 common units issued as the result of the underwriters exercising their over-allotment provision) and 11,787,500 common units (which included 1,537,500 common units issued as a result of the underwriters exercising their over-allotment provision), respectively. The proceeds from these issuances were utilized to repay outstanding indebtedness under our revolving general partnership and working capital credit facilities and to fund the purchase price of acquisitions. We have $396.9 million remaining under this shelf registration statement.

Cash Flows and Contractual Obligations

Net operating cash inflows were $175.3 million and $239.4 million for the fiscal years ended September 30, 2010 and 2009, respectively. The $64.1 million decrease in operating cash flows was attributable to net decreases in cash components of net income attributable to partners and changes in working capital balances.

Net investing cash outflows were $926.4 million and $230.6 million for the fiscal years ended September 30, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $588.0 investment in escrow account and a $240.9 million increase in cash outlays related to acquisitions, partially offset by a $132.5 million decrease in capital expenditures.

Net financing cash inflows (outflows) were $883.8 million and $(14.5) million for the fiscal years ended September 30, 2010 and 2009, respectively. The net change was primarily impacted by a $582.7 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $401.5 million increase in proceeds from the issuance of common units, partially off set by a $57.7 million increase in total distributions paid, an acquisition of minority interest of $18.3 million and an $18.1 million increase in payments for deferred financing costs.

Net operating cash inflows were $239.4 million and $183.8 million for fiscal years ended September 30, 2009 and 2008, respectively. The $55.6 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $230.6 million and $386.7 million for the fiscal years ended September 30, 2009 and 2008, respectively. Net cash outflows were primarily impacted by a $203.0 million decrease in cash outlays related to acquisitions, partially offset by a $22.3 million decrease in proceeds from the sale of assets and a $24.7 million increase in capital expenditures.

Net financing cash inflows (outflows) were $(14.5) million and $212.5 million for the fiscal years ended September 30, 2009 and 2008, respectively. The net change was primarily impacted by a $397.5 million decrease in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $28.3 million increase in total distributions paid, partially offset by a $201.2 million increase in proceeds from the issuance of common units.

At September 30, 2010 and 2009, we had goodwill of $424.1 million and $374.3 million, respectively, representing 14% and 18% of total assets in each year, respectively. This goodwill is attributable to our acquisitions.

At September 30, 2010, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our contractual obligations as of September 30, 2010 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$2,402.6	$130.5	$257.5	$869.4	$1,145.2
Future minimum lease payments under noncancelable operating leases	44.6	11.9	17.8	10.0	4.9
Fixed price purchase commitments(c)	259.3	250.0	9.3	—	—
Standby letters of credit	19.7	15.5	4.2	—	—
Purchase commitments of identified growth projects(b)	12.3	12.3	—	—	—

Total contractual obligations	$2,738.5	$420.2	$288.8	$879.4	$1,150.1

(a)	None of our long-term debt is variable interest rate debt at September 30, 2010.
(b)	Identified growth projects related to the Thomas Corners and Finger Lakes LPG midstream assets.
(c)	Fixed price purchase commitments are offset by sales contracts that are included in our cash flow hedging program and the remainder are offset volumetrically with fixed price sale contracts.

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

Description of Credit Facility

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces our former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads. At September 30, 2010, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is guaranteed by each of our wholly-owned domestic subsidiaries.

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

In addition, the Credit Agreement contains various covenants limiting our ability to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the Credit Agreement or in excess of available cash;

•	permit operating lease obligations to exceed $40 million in any fiscal year;

•

enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which we have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of us or our subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	our $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004;

•	our $200 million 8.25% senior notes due March 1, 2016 that were issued on January 11, 2006;

•	our $200 million 8.25% senior notes due March 1, 2016 that were issued on April 29, 2008;

•	our $225 million 8.75% senior notes due March 1, 2015 that were issued on February 2, 2009;

•	our $600 million 7.00% senior notes due October 1, 2018 that were issued on September 27, 2010;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of ours and our subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•

the ratio of our total funded debt to consolidated EBITDA for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0 for any period of two consecutive fiscal quarters immediately following an acquisition with a purchase price in excess of $150 million and 4.75 to 1.0 at all other times;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•

other than in connection with the 6.875%, 8.25%, 8.75% and 7.00% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

The Credit Agreement contains the following financial covenants:

•

the ratio of our total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0 for any period of two consecutive fiscal quarters immediately following an acquisition with a purchase price in excess of $150 million and 4.75 to 1.0 at all other times; and

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

At September 30, 2010, our ratio of total funded debt to consolidated EBITDA was 4.38 to 1.0, and our ratio of consolidated EBITDA to consolidated interest expense was 3.17 to 1.0.

Each of the following is an event of default under the Credit Agreement:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the Credit Agreement or any ancillary document related to the credit facility for 30 days;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of us or our material subsidiaries;

•	impairment of the enforceability or the validity of agreements relating to the Credit Agreement;

•	judgments exceeding $10 million (to the extent not covered by insurance) against us or any of our subsidiaries are undischarged or unstayed for 45 consecutive days;

•	certain defaults under ERISA that could reasonably be expected to result in a material adverse effect on us; or

•	the occurrence of certain change of control events with respect to us.

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

2018 Senior Notes

On September 27, 2010, we and our wholly-owned subsidiary, Inergy Finance Corp, issued $600 million aggregate principal amount of 7% senior unsecured notes due 2018 (the “2018 Senior Notes”) under Rule 144A to eligible purchasers. The 7% notes mature on October 1, 2018.

The 2018 Senior Notes contain covenants similar to our existing senior unsecured notes due 2014, 2015 and 2016. We intend to use the net proceeds of the offering to fund part of the consideration for the Tres Palacios acquisition (see Note 16). The 2018 Senior Notes represent senior unsecured obligations of ours and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2018 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of our wholly-owned domestic subsidiaries.

The 2018 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.500%
2015	101.750%
2016 and thereafter	100.000%

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 810-10 (“810-10”), originally issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. We adopted 810-10 on October 1, 2009. The adoption of 810-10 did not have a material impact on our results of operations or financial position.

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships”, was ratified in March 2008 and applies to Master Limited Partnerships (“MLP”) that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner (“LP”) interest or embedded in the general partner interest. 260-10 addresses how the current period earnings of an MLP should be allocated to the general partner, LP’s and, when applicable, IDRs. We adopted 260-10 on October 1, 2009, and the impact on our earnings per unit calculation has been retrospectively applied.

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, was ratified in June 2008 and applies to the calculation of earnings per share (“EPS”) under FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as SFAS 128, “Earnings Per Share”, for share-based payment awards with rights to dividends or dividend equivalents. 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. We adopted 260-10 on October 1, 2009. The adoption of 260-10 did not have a significant impact on our earnings per unit calculation.

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

We are party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. We are also periodically party to certain interest rate swap agreements designed to manage interest rate risk exposure. Our overall objective for entering into fair value hedges is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of our inventories. The commodity derivatives are recorded at fair value on the balance sheet as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. We recognized a $0.4 million net gain in the year ended September 30, 2010, related to the ineffective portion of our fair value hedging instruments. In addition, for the year ended September 30, 2010, we recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that we excluded from our assessment of hedge effectiveness.

We also enter into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income was $4.4 million and $11.0 million at

September 30, 2010 and 2009, respectively. Approximately $4.9 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

Our policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

If management’s assumptions related to unobservable inputs used in the pricing models for our financial instruments, which include forwards, futures and options, are inaccurate or if we had used an alternative valuation methodology, the estimated fair value may have been different, and we may be exposed to unrealized losses or gains. A hypothetical 10% difference in the assumptions made for our unobservable inputs would have impacted our estimated fair value of these derivatives at September 30, 2010, and would have affected net income by an immaterial amount for the year ended September 30, 2010.

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

Impairment of Goodwill and Long-Lived Assets. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

We completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2010. The valuation of our reporting units requires us to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge. A 10% decrease in the estimated future cash flows and a 1% increase in the discount rate used in our impairment analysis would not have indicated a potential impairment of any of our intangible assets. To date, we have not recognized any impairment on assets we have acquired.

The value of the assets to be disposed of is estimated at the date a commitment to dispose the asset is made. Our estimate of any loss associated with an asset sale is dependent on certain assumptions we make with respect to the net realizable value of the particular asset. A 10% decrease in the estimated net realizable value would have resulted in an additional loss of $0.4 million at September 30, 2010.

Self-Insurance. We are insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claims development differs from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. At September 30, 2010 and 2009, our self-insurance reserves were $19.3 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2010, we had no floating rate obligations borrowed under our Credit Agreement. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Certain counterparties elected to call their respective interest rate swap positions in December 2009 and April 2010. The aggregate notional amount associated with these swaps amounted to $125 million and $25 million. We elected to cancel our remaining interest rate swap positions of $75 million in August 2010. The Company received $4.3 million, $0.9 million and $3.2 million in December 2009, April 2010 and August 2010, respectively, in consideration for the cancellation of the swaps.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2010, and September 30, 2009, was assets of $22.5 million and $23.8 million, respectively and liabilities of $24.3 million and $29.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.1 million change in the market value of the contracts as there were 0.5 million gallons of net unbalanced positions at September 30, 2010.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

On December 31, 2009, we completed our acquisition of Liberty. See Note 4 “Acquisitions” for a discussion of the acquisition and related financial data.

We are currently in the process of evaluating the internal controls and procedures of Liberty and MGS. Further, we are in the process of integrating Liberty and MGS operations. Management will continue to evaluate our internal control over financial reporting as we execute integration activities, however, integration activities could materially affect our internal control over financial reporting in future periods.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the two acquisitions (collectively “the Acquisitions”) which were acquired during fiscal 2010 and are included in the 2010 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2010. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year-end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $246.1 million and $116.0 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2010, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 29, 2010 on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

On November 24, 2010, John J. Sherman, our President and Chief Executive Officer entered into an employment agreement with Inergy GP, LLC, our managing general partner, which provides for an initial term of five years, subject to one year renewals thereafter unless terminated in accordance with its terms. Pursuant to the terms of the employment agreement, beginning December 1, 2010, Mr. Sherman is entitled to receive an annual base salary of $400,000 and is eligible for an annual bonus based on achievement of performance objectives established by the board of directors. The target amount of the annual bonus is 100% of Mr. Sherman’s annual salary.

If Mr. Sherman’s employment is terminated other than for cause he is entitled to receive the unpaid amount of his salary for the remainder of the term of the agreement. For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

The foregoing description of Mr. Sherman’s employment agreement is not complete and is qualified in its entirety by reference to the employment agreement, which is filed as Exhibit 10.1 to this Form 10-K.

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

Inergy Holdings, L.P. owns our managing general partner. As the sole member of our managing general partner, Inergy Holdings has the power to elect our board of directors.

As explained further in Part I, Item 1. Business, on November 5, 2010, we closed on the transactions contemplated by the Merger Agreement among us, Inergy Holdings and the other parties thereto pursuant to which, among other things, we cancelled our incentive distribution rights and acquired the equity interests of our non-managing general partner.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our managing general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with our Managing General Partner
John J. Sherman	55	President, Chief Executive Officer and Director

Phillip L. Elbert	52	President and Chief Operating Officer—Propane Operations and Director

R. Brooks Sherman, Jr.	45	Executive Vice President and Chief Financial Officer

Carl A. Hughes	56	Senior Vice President—Business Development

Laura L. Ozenberger	52	Senior Vice President—General Counsel and Secretary

Andrew L. Atterbury	37	Senior Vice President—Corporate Development

William R. Moler	44	Senior Vice President—Natural Gas Midstream Operations

Warren H. Gfeller	58	Director

Arthur B. Krause	69	Director

Richard T. O’Brien	56	Director

Robert D. Taylor	63	Director

John J. Sherman. Mr. Sherman has served as President, Chief Executive Officer and a director since March 2001, and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country’s largest retail propane marketers. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC and a director of Great Plains Energy Inc. We believe the breadth of Mr. Sherman’s experience in the energy industry, through his current position as the President and CEO and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to the board of directors of Inergy GP.

Phillip L. Elbert. Mr. Elbert has served as President and Chief Operating Officer—Propane Operations since September 2007 and Executive Vice President—Propane Operations and director since March 2001. He joined our predecessor as Executive Vice President—Operations in connection with our acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer from 1981 to 1987. He also served as the President and Chief Operating Officer—Propane Operations of Inergy Holdings GP, LLC. Through his various leadership positions described above, Mr. Elbert has gained valuable experience in evaluating the financial performance and operations of companies in the propane industry, which makes him a valuable member of the board of directors of Inergy GP.

R. Brooks Sherman, Jr. Mr. Brooks Sherman, Jr. (no relation to Mr. John Sherman) has served as Executive Vice President since September 2007, Senior Vice President since September 2002 and Chief Financial Officer since March 2001. Mr. Sherman previously served as Vice President from March 2001 until September 2002. He joined our predecessor in December 2000 as Vice President and Chief Financial Officer. From 1999 until joining our predecessor, he served as Chief Financial Officer of MCM Capital Group. From 1996 through 1999, Mr. Sherman was employed by National Propane Partners, a publicly traded master limited partnership, first as its controller and chief accounting officer and subsequently as its chief financial officer. From 1995 to 1996, Mr. Sherman served as chief financial officer for Berthel Fisher & Co. Leasing Inc. and prior to 1995, Mr. Sherman was in public accounting with Ernst & Young and KPMG Peat Marwick. He also served as Executive Vice President and Chief Financial Officer of Inergy Holdings GP, LLC.

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

Laura L. Ozenberger. Ms. Ozenberger has served as Senior Vice President—General Counsel and Secretary since September 2007 and Vice President—General Counsel and Secretary since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments. Prior to 1990, Ms. Ozenberger was in a private legal practice. She also served as Senior Vice President—General Counsel and Secretary of Inergy Holdings GP, LLC.

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

Warren H. Gfeller. Mr. Gfeller has been a member of our managing general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors from January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also served as a director of Inergy Holdings GP, LLC, Zapata Corporation and Duckwall-Alco Stores, Inc. Mr. Gfeller worked for many years in the propane industry. This experience has given him a unique perspective on our operations, and, coupled with his extensive financial and accounting training and practice, has made him a valuable member of the board of directors of Inergy GP.

Arthur B. Krause. Mr. Krause has been a member of our managing general partner’s board of directors since May 2003. Mr. Krause retired from Sprint Corporation in 2002, where he served as Executive Vice President and Chief Financial Officer from 1988 to 2002. He was President of United Telephone-Eastern Group from 1986 to 1988. From 1980 to 1986, he was Senior Vice President of United Telephone System. He currently serves as a director of Westar Energy and served as a director of Inergy Holdings GP, LLC from April 2005 until November 2010. Mr. Krause’s prior leadership experience and his extensive financial and accounting training and practice have made him a valuable member of the board of directors of Inergy GP.

Richard T. O’Brien. Mr. O’Brien was appointed to the board of our managing general partner on November 5, 2010. Mr. O’Brien currently serves as the President and Chief Executive Officer and a director of Newmont Mining Corporation, one of the world’s largest gold producers, based in Denver, Colorado. From April 2001 until September 2005, Mr. O’Brien served as the Executive Vice President and Chief Financial Officer of AGL Resources, a natural gas distributor headquartered in Atlanta, Georgia. He currently serves as a director of Vulcan Materials Company and served as a director of Inergy Holdings GP, LLC from May 2006 until November 2010. Mr. O’Brien brings a strong and unique background and set of skills to the board, including over 20 years of broad financial executive and operational experience in the energy, power and natural resources businesses.

Robert D. Taylor. Mr. Taylor joined our managing general partner’s board of directors in May 2005. Mr. Taylor, a CPA, has served as chief executive officer of Executive AirShare Corporation since November 2001. Mr. Taylor also served as president of Executive AirShare Corporation from November 2001 until November 2007. From August 1998 until September 2001, Mr. Taylor was president of Executive Aircraft Corporation. Mr. Taylor serves as a director of Blue Valley BanCorp. and Elecsys Corporation and previously served as a director of Commercial Federal Corporation. The breadth of Mr. Taylor’s operational, financial and business experience has developed through his experience as chief executive officer of Executive AirShare Corporation and makes him an important voice as an independent director on the board of directors of Inergy GP.

Independent Directors

Messrs. Gfeller, Krause and Taylor qualify as “independent” pursuant to independence standards established by the New York Stock Exchange (“NYSE”) as set forth in Section 303A.02 of its Listed Company Manual. To be considered an independent director under the NYSE listing standards, the board of directors must affirmatively determine that a director has no material relationship with the Partnership. In making this determination, the board of directors adheres to all of the specific tests for independence included in the NYSE listing standards and considers all other facts and circumstances it deems necessary or advisable.

Board Leadership Structure and Risk Oversight

Board Leadership Structure

The board has no policy that requires that the positions of the Chairman of the Board (the “Chairman”) and the Chief Executive Officer be separate or that they be held by the same individual. The board believes that this determination should be based on circumstances existing from time to time, including the composition, skills and experience of the board and its members, specific challenges faced by the company or the industry in which it operates, and governance efficiency. Based on these factors, John J. Sherman serves as our Chairman and Chief Executive Officer.

Our non-management directors will meet in regularly scheduled sessions. Our non-management directors have appointed Warren H. Gfeller as the lead director to preside at such meetings. We have established a procedure by which unitholders or interested parties may communicate directly with the board of directors, any committee of the board, any of the independent directors or any one director serving on the board of directors by sending written correspondence addressed to the desired person, committee or group to the attention of Laura Ozenberger at Inergy, L.P., Two Brush Creek Blvd., Suite 200, Kansas City, MO 64112. Communications are distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

Risk Oversight

We face a number of risks, including environmental and regulatory risks, and others, such as the impact of competition and weather conditions. Management is responsible for the day-to-day management of risks our company faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, the board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to the board of directors on strategic matters, operations, risk management and other matters, and is available to address any questions or concerns raised by the board. Specifically, at each quarterly board meeting, senior management delivers a presentation on risk management focused on one or more key aspects of our business as selected by the board or senior management. Board meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our company.

Our board committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists with risk management oversight in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements and our risk management policy relating to our hedging program. The compensation committee assists the board of directors with risk management relating to our compensation policies and programs.

Board Committees

Audit Committee

The members of the audit committee must meet the independence standards established by the NYSE. The members of the audit committee are Arthur B. Krause, Warren H. Gfeller and Robert D. Taylor. The board of directors of our managing general partner has determined that Mr. Gfeller is an audit committee financial expert based upon the experience stated in his biography. We believe that he is independent of management. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management.

Conflicts Committee

Our managing general partner may appoint two independent directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our managing general partner of any duties it may owe us or our unitholders.

Compensation Committee

Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC, as well as the compensation plans described below. The members of the compensation committee are Warren H. Gfeller and Arthur B. Krause.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2010, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. Additionally, the board of directors has adopted corporate governance guidelines for the directors and the board. The code of ethics and corporate governance guidelines may be found on our website at www.inergylp.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. Inergy GP, LLC, our managing general partner, manages our operations and activities, and its board of directors and officers make decisions on our behalf. The compensation of the directors and certain officers of our managing general partner is determined by the compensation committee of the board of directors of our managing general partner. Certain of our named executive officers also served as executive officers of the general partner of Inergy Holdings, L.P. and the compensation of the named executive officers discussed below reflects total compensation for services to all

Inergy entities. These “shared” officers receive no additional salary or cash compensation for their service to Inergy Holdings, L.P. However, as discussed in greater detail below, from time to time they did receive awards of equity in Inergy Holdings, L.P.

For purposes of this Compensation Discussion and Analysis our named executive officers are John J. Sherman, R. Brooks Sherman, Jr., Phillip L. Elbert, William R. Moler and Andrew L. Atterbury.

Compensation Philosophy and Objectives

We employ a compensation philosophy that emphasizes pay for performance. The primary measure of our performance long-term is our ability to increase sustainable cash distributions to our unitholders and the related unitholder value realized. We believe that by tying a substantial portion of each named executive officer’s total compensation to financial performance metrics based on such distributions and unitholder value, our pay-for-performance approach aligns the interests of executive officers with that of our unitholders. Accordingly, the objectives of our total compensation program consist of:

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

“Peer” MLP Companies	Regional Companies
Amerigas Partners, L.P.	Cerner Corporation

Copano Energy, LLC	DST Systems, Inc.

Energy Transfer Partners, L.P.	Garmin Ltd.

Ferrellgas Partners, L.P.	Great Plains Energy Incorporated

Markwest Energy Partners, L.P.	Kansas City Southern

Plains All American Pipeline, L.P.

Regency Energy Partners, L.P.

Suburban Propane Partners, L.P.

Targa Resources Partners, L.P.

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

In collecting the peer group data for the compensation committee for fiscal 2010, we compared each officer’s position against like positions for our “peer” group. The data was adjusted for differences in various financial and operating metrics, including revenues, customer base, numbers of employees and scope for each position relative to comparator company positions. Based on the difficulty in assessing appropriate comparisons of relative value for equity awards, no specific comparison of equity awards of our “peer” companies was made for long-term incentive opportunity values although the market value of equity holdings of similarly situated employees at our “peer” companies was generally considered.

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

For fiscal 2010, consistent with its general policy of not making systematic annual adjustments to base salary, the compensation committee elected not to make any changes to the annual base salaries of our named executive officers. As a result, base salaries of each of our named executive officers remained $350,000, $225,000, $275,000, $200,000 and $200,000 for John J. Sherman, R. Brooks Sherman, Phillip L. Elbert, William R. Moler and Andrew L. Atterbury, respectively.

Incentive Awards

Incentive awards are designed to reward the performance of key employees, including the named executive officers, by providing annual incentive opportunities for the partnership’s achievement of its annual financial performance goals. In particular, these bonus awards are provided to the named executive officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of our short-term business objectives. Under the terms of their respective employment agreements, each named executive officer is eligible, upon the achievement of certain subjective and objective criteria, to receive a cash bonus amount that is up to 100% of the named executive officer’s base salary.

The sole metric used to determine whether bonuses would be paid to the named executive officers in fiscal 2010 was our achievement of the target of earnings before income taxes, plus net interest expense, depreciation and amortization expense, further adjusted to exclude the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs (“Adjusted EBITDA”). We selected this metric because we believe it closely aligns the focus of our named executive officers with the increase in unitholder value. In addition, this target was communicated to our unitholders and analysts as guidance at the beginning of the 2010 fiscal year.

The following table summarizes the incentive award targets and our actual results for the fiscal year ended September 30, 2010 (in millions):

	Target		Actual
Adjusted EBITDA(1)	$341.0	(2)	$325.6

(1)

Adjusted EBITDA represents EBITDA excluding (1) non-cash gains or losses on derivative contracts associated with retail propane fixed price sales contracts, (2) long-term incentive and equity compensation expenses, (3) gains or losses on disposals of assets and (4) transaction costs. For a reconciliation of EBITDA to Adjusted EBITDA refer to page 39 of this annual report on Form 10-K.

(2)

The compensation committee initially approved an Adjusted EBITDA target of $318.0 million, but increased the target to $341.0 million to account for the subsequent Liberty Propane, LP and MGS Corporation acquisitions.

As reflected in the table above, we did not meet the target for Adjusted EBITDA in fiscal 2010. Accordingly, in accordance with the terms of the employment agreements of the named executive officers, there were no short-term incentive awards for fiscal 2010.

Under the terms of Mr. Atterbury’s employment agreement entered into on October 1, 2007, he was eligible to receive a bonus equal in value to 50,000 Inergy Holdings, L.P. units (150,000 post-split) if certain acquisition, investment, unit price and distribution targets were met. Specifically, in order to receive the incentive award, by October 1, 2010, Mr. Atterbury must have played a significant role in the origination and execution of a transaction or series of transactions which are approved by the board of directors and have a purchase price or investment of at least $600 million; and one of the following conditions must also have been satisfied: (i) the closing price of an Inergy Holdings, L.P. common unit must have exceeded $90 ($30 post-split) for five consecutive days after the acquisition/investment goal is obtained; or (ii) Inergy Holdings pays an annualized distribution of $4.00 ($1.33 post-split) per unit by December 31, 2011.

The compensation committee selected these metrics due to Mr. Atterbury’s significant role in the origination and execution of transactions designed to accelerate the growth of the partnership. During the 2010 fiscal year, Mr. Atterbury achieved the aforementioned performance goals and was awarded a cash bonus amount of $4,677,857 in accordance with his employment agreement.

Long-Term Incentive Plan Awards

Long-term incentive awards for the named executive officers are granted under the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. These plans are designed to align the economic interests of key employees and directors with those of our common unitholders and the common unitholders of Inergy Holdings, L.P. and to provide an incentive to management for continuous employment with the managing general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us or Inergy Holdings, L.P. and may consist of restricted units. We have no policy regarding the allocation of different types of equity awards; rather, we determine which type of award will be granted due to a number of different factors, including, cost to the company, perceived value to the employee and economic conditions.

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

Prior equity awards were made in fiscal 2002, fiscal 2005 and fiscal 2008. Consistent with our general policy of not making systematic annual awards, we did not make broad based equity awards in fiscal 2010. On November 25, 2009, the compensation committee awarded William R. Moler 37,500 Inergy, L.P. restricted units and 37,500 (112,500 post-split) Inergy Holdings, L.P. restricted units. On February 1, 2010, the compensation committee awarded R. Brook Sherman, Jr. 55,000 Inergy, L.P. restricted units and 55,000 (165,000 post-split) Inergy Holdings, L.P. restricted units and awarded Phillip L. Elbert 70,000 Inergy, L.P. restricted units and 70,000 (210,000 post-split) Inergy Holdings, L.P. restricted units. Due to John Sherman’s significant ownership in us, he has requested that he receive no long-term equity incentive awards.

The awards to Messrs. Moler, Elbert and B. Sherman were partial consideration for entering into five-year employment agreements with the company, which include two-year noncompete provisions. The amount of the awards was determined based on a review of target total compensation levels for these key executive officers including base salary, short term incentive bonuses and these long term awards. The compensation committee then annualized these awards by dividing the total value by five in accordance with the ultimate vesting. The total annualized target compensation for these key executive officers was determined to be near the median of the “peer” group data considering their respective skills, experience and past performance.

These awards vest in three annual installments beginning on the third anniversary of the grant date. The awards are subject to forfeiture if Inergy, L.P. fails to maintain the same annualized distribution payment per common unit as in place on the date of grant.

Risk Assessment Related to our Compensation Structure.

We believe that the compensation plans and programs for our executive officers, as well as other employees, are appropriately structured and are not reasonably likely to result in a material risk. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could reward poor judgment. We also believe that we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, executive officers and other employees receive incentive cash bonuses based on achievement of specified financial performance objectives. For example, in fiscal 2010, Inergy announced EBITDA guidance that it believed was reasonable in light of past performance and market conditions, and the compensation committee took into account whether we met or exceeded that public guidance for the purpose of determining incentive cash bonuses for its executive officers following the completion of the fiscal year. Furthermore, we use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” In addition, we believe the award of restricted units aligns the interests of the recipient with our unitholders because restricted units have upside and downside risk.

On certain limited occasions we have used metrics other than EBITDA to determine incentive awards. For example, as discussed above, Mr. Atterbury’s employment agreement provided for an incentive bonus if certain acquisition, investment, unit price and distribution targets were met. To mitigate the risks associated with incentive awards based on acquisition or investment goals, senior management conducts a rigorous underwriting review of all acquisitions and material investments. Prior to entering into any binding agreements, an underwriting committee comprised of senior management meets to review all material terms, financial projections and risks associated with any acquisition or investment. No acquisition or investment is allowed to be consummated without approval of the underwriting committee. Furthermore, any acquisition greater than $50 million (purchase price) must be brought to the board of directors for approval.

Inergy Long Term Incentive Plan

Our managing general partner sponsors the Inergy Long Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of the managing general partner’s board of directors

Unit Options

The Inergy Long Term Incentive Plan currently permits, and our managing general partner has made, grants of options covering common units. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will become exercisable over a five-year period. In addition, the unit options will become exercisable upon a change of control of the managing general partner or us. Generally, unit options will expire after ten years.

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

Unit Options

The Inergy Holdings Long Term Incentive Plan currently permits, and its general partner has made, grants of options covering common units. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a five-year period. In addition, the unit options will become exercisable upon a change of control of Holdings’ general partner. Generally, unit options will expire after ten years.

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

In connection with the Simplification Transaction, on November 5, 2010, each vested and unvested option to purchase Holdings common units granted under the Inergy Holdings Long Term Incentive Plan was assumed by Inergy and converted into an option to purchase Inergy, L.P. units to be issued pursuant to the Inergy Long Term Incentive Plan. Each Holdings unit option assumed by Inergy continues to have the same terms and conditions set forth in the Inergy Holdings Long Term Incentive Plan except that they are exercisable for that number of whole Inergy, L.P. units equal to the product of the number of Holdings common units that were subject to such Holdings unit option multiplied by 0.77, rounded down to the nearest whole number, and the per unit exercise price for the Inergy, L.P. units subject to such assumed Holdings unit option is equal to the quotient determined by dividing the exercise price per Holdings common unit of such Holdings unit option by 0.77, rounded up to the nearest whole cent.

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

In connection with the Simplification Transaction, on November 5, 2010, each unvested Holdings restricted unit outstanding under the Inergy Holdings Long Term Incentive Plan was assumed by Inergy and converted into a restricted Inergy, L.P. unit to be issued pursuant to the Inergy Long Term Incentive Plan. Each Holdings restricted unit assumed continues to have the same terms and conditions set forth in the Inergy Holdings Long Term Incentive Plan except that they were converted into that number of restricted Inergy, L.P. equal to the product of the number of Holdings restricted units multiplied by 0.77, rounded down to the nearest whole number of Inergy, L.P. units.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2010.

Warren H. Gfeller

Arthur B. Krause

Members of the Compensation Committee

Summary Compensation Table

The following table sets forth the cash and non-cash compensation earned for the years ended September 30, 2010, September 30, 2009, and September 30, 2008 by each person who served as the Chief Executive Officer, Chief Financial Officer and the three other highest paid executive officers (the “named executive officers”) during fiscal 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
John. J. Sherman	2010	350,000	—	—		—	—		9,828		359,828
President and Chief Executive Officer	2009	350,000	—	—		—	350,000		7,137		707,137
	2008	350,000	—	350,000		—	—		5,504		705,504

R. Brooks Sherman, Jr.	2010	225,000	—	5,669,950	(2)	—	—		416,382	(3)	6,311,332
Executive Vice President and Chief Financial Officer	2009	225,000	—	—		—	225,000		105,047		727,130
	2008	225,000	—	1,889,950		—	—		86,404		2,201,354

Phillip L. Elbert	2010	275,000	—	7,216,300	(2)	—	—		549,038	(3)	8,040,338
President and Chief Operating Officer—Propane Operations	2009	275,000	—	—		—	275,000		148,388		917,283
	2008	275,000	—	2,653,500		—	—		123,029		3,051,529

William R. Moler	2010	200,000	—	3,254,625	(2)	—	—		308,235	(3)	3,762,860
Senior Vice President-Natural Gas Midstream Operations	2009	200,000	55,000	—		—	200,000		98,633		675,029
	2008	200,000	—	1,389,250		—	—		90,181		1,679,431

Andrew L. Atterbury(5)	2010	200,000	—	—		—	4,677,857	(4)	75,754	(3)	4,953,611
Senior Vice President—Corporate Strategy

(1)

The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis—Long-Term Incentive Plans.” Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented.

(2)

As discussed in the “Compensation Discussion and Analysis” on February 1, 2010, R. Brooks Sherman, Jr., was awarded 55,000 Inergy, L.P. restricted units and 55,000 Inergy Holdings, L.P. restricted units (165,000 post-split), and Phillip L. Elbert was awarded 70,000 Inergy, L.P. restricted units and 70,000 Inergy Holdings, L.P. restricted units (210,000 post-split). On November 25, 2009, William R. Moler was awarded 37,500 Inergy, L.P. restricted units and 37,500 Inergy Holdings, L.P. restricted units (112,500 post-split). These awards vest in annual installments (25%, 25%, 50%) beginning three years from the grant date and were awarded as partial consideration for such executive officers entering into new five year employment agreements with the company. The annualized value of each of these awards over the five year term of each employment agreement is $1,133,990 for R. Brooks Sherman, Jr., $1,443,260 for Mr. Elbert and $650,925 for Mr. Moler. The awards are subject to forfeiture if certain company financial performance metrics are not met.

(3)

Consists of: (i) distributions paid on restricted units granted under the Long-Term Incentive Plans (R. Brooks Sherman, Jr.—$408,575, Phillip L. Elbert—$540,650, William R. Moler—$300,075 and Andrew L. Atterbury—$75,700 in this fiscal year); (ii) matching contributions to the partnership’s 401(k) Plan for each named executive officer and (iii) the partnership’s payment for the benefit of the named executive officers under the partnership’s group term life insurance policy. The partnership does not provide perquisites and other personal benefits exceeding a total value of $10,000 to any named executive officer.

(4)

As discussed in the Compensation Discussion & Analysis, under the terms of Mr. Atterbury’s employment agreement he received an incentive bonus equal in value to 50,000 Inergy Holdings, L.P. units (150,000 post-split) based on the achievement of certain acquisition, investment, unit price and distribution targets.

(5)	Mr. Atterbury was not a named executive officer in 2008 or 2009.

Grants of Plan Based Awards Table

The following table provides information concerning each grant of an award made to our named executive officers in the last completed fiscal year under any plan, including awards that have been transferred.

	Estimated Future Payouts Under Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)(1)	All Other Stock Awards(#)(2)		Grant Date Fair Value of Stock and Option Awards ($)
John J. Sherman	0	400,000	400,000	—		—

R. Brooks Sherman, Jr.	0	225,000	225,000	55,000 (NRGY 165,000 (NRGP	) )(3)	1,980,000 3,689,950

Phillip L. Elbert	0	275,000	275,000	70,000 (NRGY 210,000 (NRGP	) )(3)	2,520,000 4,696,300

William R. Moler	0	200,000	200,000	37,500 (NRGY 112,500 (NRGP	) )(3)	1,255,125 1,999,500

Andrew L. Atterbury	0	200,000	200,000	—		—

(1)	The “Maximum” amount may be increased by the discretion of the Compensation Committee as described above in the “Compensation Discussion and Analysis—Incentive Awards.”
(2)

These awards vest in annual installments (25%, 25%, 50%) beginning three years from the grant date. The awards for Mr. B. Sherman and Mr. Elbert were awarded on February 1, 2010, and are subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.74. The awards for Mr. Moler were granted on November 25, 2009, and are subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.70.

(3)

Adjusted to reflect a 3-for-1 unit split at Inergy Holdings, L.P. effective as of June 1, 2010. In connection with the Simplification Transaction, on November 5, 2010, Inergy Holdings, L.P. restricted units were converted into Inergy, L.P. restricted units based on the 0.77 exchange ratio.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of fiscal 2010 salaries and bonuses is included above in “Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Employment Agreements

The following named executive officers have entered into employment agreements with our company:

•	John J. Sherman—President and Chief Executive Officer;

•	R. Brooks Sherman, Jr., Executive Vice President—Chief Financial Officer;

•	Phillip L. Elbert, President and Chief Operating Officer—Propane Operations;

•	William R. Moler, Senior Vice President—Natural Gas Midstream Operations; and

•	Andrew L. Atterbury, Senior Vice President—Corporate Strategy

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

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of five years. During the fiscal year, the annual salaries for these individuals are as follows:

•	John J. Sherman—$350,000. Mr. Sherman entered into a new five year employment agreement on November 24, 2010, which provides for an annual salary of $400,000.

•	R. Brooks Sherman, Jr.—$225,000

•	Phillip L. Elbert—$275,000

•	William R. Moler—$200,000

•	Andrew L. Atterbury—$200,000

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

With respect to each of the named executive officers (except Mr. Atterbury), in the event such person’s employment is terminated without cause, we will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

A copy of Mr. Atterbury’s employment agreement is included herewith as Exhibit 10.6.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options and restricted units outstanding as of September 30, 2010, for the named executive officers. The table includes unit options and restricted units of Inergy, L.P. (NYSE: NRGY) granted under the Inergy Long Term Incentive Plan and unit options and restricted units of Inergy Holdings, L.P. (NYSE: NRGP) granted under the Inergy Holdings Long Term Incentive Plan.

		OPTION AWARDS					UNIT AWARDS
Name	Security	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)(1)	Option Expiration Date	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(4)
John J. Sherman	—	—		—	$—	—	—	—

R. Brooks Sherman, Jr.	NRGP	60,000	(2)	—	7.50	06/19/15	270,000	8,159,400

Phillip L. Elbert	NRGP	120,000	(2)	—	7.50	06/19/15	360,000	10,897,200

William R. Moler	NRGY	5,000	(3)	—	28.60	09/14/15	42,500	1,685,125
	NRGP	15,000	(2)	—	11.11	06/19/15	187,500	5,666,250
	NRGP	45,000	(3)	—	7.50	09/14/15	—	—

Andrew L. Atterbury	NRGP	90,000	(2)	—	7.50	06/19/15	60,000	1,813,200

(1)	Adjusted to reflect a 3-for-1 unit split at Inergy Holdings, L.P. effective as of June 1, 2010.
(2)	Option vested in full on June 20, 2010.
(3)	Option vested in full on September 15, 2010.
(4)	Market value for NRGY units based on the NYSE closing price of $39.65 on September 30, 2010, and market value of NRGP units based on the NYSE closing price of $30.22 on September 30, 2010.

Option Exercises and Stock Vested Table

The following table provides information regarding option exercises and restricted unit vesting during the fiscal year ended September 30, 2010, for the named executive officers.

		Option Awards		Stock Awards
Name	Security	Number of Units Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
John J. Sherman	—	—	—	—	—
R. Brooks Sherman, Jr.	NRGP	60,000	1,000,990	—	—
Phillip L. Elbert	—	—	—	—	—
William R. Moler	NRGY	10,000	118,065	2,500	92,650
Andrew L. Atterbury	—	—	—	—	—

Pension Benefits Table

We do not offer any pension benefits.

Nonqualified Deferred Compensation Table

We have no non-qualified deferred compensation plans.

Potential Payments upon a Change in Control or Termination

Employment Agreements

Under the employment agreements with our named executive officers, we may be required to pay certain amounts upon the employment termination of the named executive officer in certain circumstances. Upon the termination of employment of a named executive officer without Cause, the employment agreements entered into between Inergy GP, LLC and each of the named executive officers (except for Mr. Atterbury) provide for salary continuation at the rate in effect at termination of the employee through the remaining term of the employment agreement. Consequently, no severance is payable in the event of any termination (i) as a result of death, disability, or legal incompetence, (ii) as a result of Inergy GP, LLC ceasing to carry on its business without assigning the employment agreement, (iii) as a result of Inergy GP, LLC becoming bankrupt, (iv) for Cause or (v) by the employee for any or no reason. For purposes of the employment agreements:

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

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of September 30, 2010, our named executive officers would have been entitled to the following:

•

John J. Sherman’s employment agreement expired on August 30, 2010, and he would not have been entitled to any termination payments as of September 30, 2010. On November 24, 2010, Mr. Sherman entered into a new five year employment agreement that provides for an annual salary of $400,000 and salary continuation for the remainder of the term if he is terminated without Cause. For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

R. Brooks Sherman, Jr. would have received $975,000, representing base salary for the remaining 52 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Phillip L. Elbert would have received $1,191,667, representing base salary for the remaining 52 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Elbert’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

William R. Moler would have received $833,333 representing base salary for the remaining 50 months of the term of his employment agreement (payable bi-monthly in arrears). In addition, to receiving severance payments upon a termination of employment without Cause, Mr. Moler is entitled to the same benefits if he terminates his employment for “Good Reason” which is defined as (i) employee being required by Inergy GP, LLC to be based at any office or location that is more than 75 miles from the location where employee was employed immediately preceding the date of the voluntary or involuntary termination of employee’s employment, or (ii) a material reduction in employee’s job duties and responsibilities. For two years following termination of Mr. Moler’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Andrew L. Atterbury’s employment agreement does not provide for salary continuation upon termination without Cause. For one year following termination of Mr. Atterbury’s employment he will continue to be subject to the non-competition provisions of his employment agreement. A copy of Mr. Atterbury’s employment agreement is included herewith as Exhibit 10.6.

Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan

Upon a change in control, all restricted units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria will terminate or be deemed to have been achieved at the maximum level. There are no unvested unit options held by any of the named executive officers. For purposes of the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan, a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of the Inergy Partners, LLC or Inergy, L.P. to any person or its affiliates, other than Inergy GP, LLC, the Partnership or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in Inergy GP, LLC or Inergy Partners, LLC ceases to be controlled by Inergy Holdings, L.P.

If a change in control were to have occurred as of September 30, 2010, all unvested restricted units held by the named executive officers under the Inergy Long Term Incentive Plan as well as the Inergy Holdings Long Term Incentive Plan would have automatically vested and become exercisable, as follows:

Name	Restricted Units under the Inergy Long Term Incentive Plan (#)	Restricted Units Under the Inergy Holdings Long Term Incentive Plan (#)(2)	Total ($)(1)
John J. Sherman	—	—	—
R. Brooks Sherman, Jr.	—	270,000	8,159,400
Phillip L. Elbert	—	360,000	10,879,200
William R. Moler	42,500	187,500	7,351,375
Andrew L. Atterbury	—	60,000	1,813,200

(1)

The amounts included in the “Total” column are calculated by multiplying the number of restricted units by the closing per share price of our common units on September 30, 2010 ($39.65), or the closing per share price of the common units of Inergy Holdings ($30.22), as applicable.

(2)	Adjusted to reflect a 3-for-1 unit split at Inergy Holdings, L.P effective as of June 1, 2010.

Director Compensation Table

The following table sets forth the cash and non-cash compensation earned for the year ended September 30, 2010, by each person who served as a non-employee director of Inergy GP, LLC.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Warren H. Gfeller	40,000	24,986	—	3,597	68,583
Arthur B. Krause	43,000	24,986	—	3,597	71,583
Robert D. Taylor	63,500	24,986	—	3,597	92,083
Richard T. O’Brien(3)	—	—	—	—	—

(1)

On April 1, 2009, Messrs. Gfeller, Krause and Taylor were each awarded 661 Inergy, L.P. restricted units. Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the period presented.

(2)	Dollar value of distributions paid on restricted units during the fiscal year ended September 30, 2010.
(3)	Mr. O’Brien was appointed to the board of directors of Inergy GP, LLC on November 5, 2010. Accordingly, he received no compensation for the fiscal year ended September 30, 2010.

Compensation of Directors

Officers of our managing general partner who also serve as directors will not receive additional compensation. Each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended and $1,000 per compensation, audit or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. Furthermore, each non-employee director receives an annual grant of restricted units under the long-term incentive plan equal to $25,000 in value. In April 2010, Messrs. Gfeller, Krause and Taylor each received 661 restricted units under the Inergy Long Term Incentive Plan. These units vest ratably over three years beginning one year from the grant date. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs. Gfeller, Krause and O’Brien also received compensation for their service on the board of directors of Inergy Holdings GP, LLC, which is not reflected in the table above.

On November 12, 2010, the compensation committee approved a new compensation package for our non-employee directors. Beginning on January 1, 2011, each non-employee director will receive cash compensation of $40,000 per year for attending our regular board and distribution meetings. Each non-employee director will receive $1,000 for each special meeting or committee meeting attended. The chairman of the audit committee will receive an annual fee of $10,000 per year and the chairman of the compensation committee will receive an annual fee of $2,000 per year. Furthermore, each non-employee director will receive an annual grant of restricted units under the long-term incentive plan equal to $50,000 in value. These units will vest ratably over three years beginning one year from the grant date.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our managing general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of November 15, 2010, regarding the beneficial ownership of our common and class B units by:

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

Name of Beneficial Owner(1)	Common and Class B Units Beneficially Owned	Percentage of Common and Class B Units Beneficially Owned
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300 Leawood, KS 66211	6,919,777	5.7%
John J. Sherman	18,498,775	15.3
Andrew L. Atterbury	2,269,103	1.9
Phillip L. Elbert	2,080,362	1.7
R. Brooks Sherman, Jr.	929,277	*
William R. Moler	183,844	*
Warren H. Gfeller	118,820	*
Arthur B. Krause	109,212	*
Robert D. Taylor	16,127	*
Richard T. O’Brien	4,897	*
All directors and named executive officers as a group (9 persons)	24,210,417	20.0%

*	Less than 1%
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

Item 13. Certain Relationships, Related Transactions and Director Independence.

For a discussion of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

Transactions with Related Persons

Simplification Transaction

On August 7, 2010, we entered into an Agreement and Plan of Merger with our Managing General Partner Inergy Holdings, Inergy Holdings GP, LLC, the general partner of Holdings (“Holdings GP”), NRGP Limited Partner, LLC, a wholly owned subsidiary of Holdings GP (“New NRGP LP”), and NRGP MS, LLC, a wholly owned subsidiary of Holdings GP (“MergerCo”). Through a number of steps, Inergy Holdings merged into MergerCo and the outstanding common units in Inergy Holdings were cancelled. In connection with the Merger, our incentive distribution rights, all of which were held by Inergy Holdings, were cancelled. We also acquired all of Inergy Holdings’ ownership interests in IPCH Acquisition Corp. (“IPCH”), a wholly owned subsidiary of Inergy Holdings, and in our Non-managing General Partner.

Upon completion of the Merger, the holders of Inergy Holdings common units (the “Holdings unitholders”) will receive 0.77 Inergy common units for each Inergy Holdings common unit that they own (the “exchange ratio”). The exchange ratio takes into account 1,080,453 Inergy common units that are owned by Inergy Holdings that will be distributed to the Inergy Holdings unitholders as part of the Merger consideration. We issued approximately 35.2 million new common units in the Merger. We also issued 11,568,560 Class B Units to certain members of senior management and directors of Holdings GP and other beneficial owners of Inergy Holdings common units in lieu of issuing them an equivalent number of Inergy common units. The Class B Units will not receive cash distributions but instead will receive distributions of additional Class B Units. The Class B units will convert automatically into Inergy common units on a one-for-one basis in two tranches over a two-year period.

The 789,202 common units owned by IPCH and the 2,837,034 common units and 0.6% general partner interest owned by Inergy Partners were converted into 4,867,252 Class A Units.

In connection the Simplification Transaction, we assumed and immediately paid off approximately $24.1 million outstanding indebtedness under Inergy Holdings’ credit agreements.

After the Simplification Transaction, Inergy Holdings continues to own 100% of our Managing General Partner and continues to have the right to appoint the members of the board of directors of Managing General Partner.

Support Agreement

On August 7, 2010, we entered into a Support Agreement with John J. Sherman, Phillip L. Elbert, R. Brooks Sherman, Jr., Andrew L. Atterbury, William C. Gautreaux and Carl A. Hughes (the “Holdings Supporting Unitholders”), pursuant to which the Holdings Supporting Unitholders agreed to vote in favor of the approval and adoption of the Merger Agreement, the approval of the Merger and any other action required in furtherance thereof submitted for the vote or written consent of Inergy Holdings unitholders. The Holdings Supporting Unitholders voted pursuant to the terms of the Support Agreement at the special meeting of the Inergy Holdings unitholders, held on November 2, 2010. At the effective time of merger of Inergy Holdings and MergerCo, the Support Agreement terminated in accordance with its terms.

IDR Reduction Transaction

On September 3, 2010, Inergy Midstream, LLC, our wholly-owned subsidiary entered into a Purchase and Sale Agreement with TP Gas Holding LLC whereby Inergy Midstream would acquire all of the equity interests in Tres Palacios Gas Storage LLC (“Tres Palacios”) for $725 million in cash, plus reimbursement of certain capital expenditures and subject to customary net working capital adjustments. Tres Palacios was the owner and operator of a salt dome gas storage facility located in Matagorda County, Texas, and related pipeline assets. The acquisition closed on October 14, 2010. In the event the Simplification Transaction did not close for any reason, in order to enhance the Partnership’s distribution coverage ratio in connection with the Tres Palacios acquisition, Inergy Holdings agreed to a permanent $7.5 million annual reduction (ratable over each quarterly distribution payment) in the amount of distributions with respect to the IDRs made by the Partnership to Holdings (the “IDR Reduction”). This agreement to effect the IDR Reduction, which would have become effective only in the event the Merger Agreement had been terminated effective with the payment of the first quarterly distribution following the termination of the Merger Agreement, terminated upon closing of the Simplification Transaction.

On occasion, Inergy Holdings reimburses us for expenses we paid on behalf of Inergy Holdings. The expenses that are reimbursed predominantly include insurance and professional fees. These expenses for the years ended September 30, 2010, 2009 and 2008, amounted to $0.2 million, $0.3 million and $0.2 million, respectively. When we have a receivable from Inergy Holdings it is included in prepaid expenses and other current assets on our consolidated balance sheets. At September 30, 2010, we had $1,319 payable to Inergy Holdings. At September 30, 2009, we had $0.1 million due from Inergy Holdings.

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

Distributions and Payments to the Managing General Partner

Distributions and payments are made by us to our managing general partner and its affiliates in connection with our ongoing operations. These distributions and payments were determined by and among affiliated entities and are not the result of arm’s length negotiations.

Prior to the Simplification Transaction, cash distributions were generally made approximately 99% to the limited partner unitholders, including affiliates of the managing general partner as holders of common units, and approximately 1% to the non-managing general partner. In addition, when distributions exceeded certain target distribution levels, Inergy Holdings was entitled to receive increasing percentages of the distributions (incentive distribution rights), up to 48% of the distributions above the highest target level.

During fiscal 2010, Inergy Holdings received $67.2 million in distributions related to its 0.6% general partner interest and incentive distribution rights and $13.0 million related to its 6.0% limited partner interest. After the Simplification Transaction, all cash distributions will be made to our limited partners.

Our managing general partner and its affiliates will not receive any management fee or other compensation for the management of us. Our managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on our behalf. The expense reimbursement to our managing general partner and its affiliates was $5.9 million for the fiscal year ended September 30, 2010, $3.1 million for the fiscal year ended September 30, 2009 and $3.5 million for the fiscal year ended September 30, 2008, with the reimbursement related primarily to personnel costs.

Upon our liquidation, the partners, including our non-managing general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Rights of our Managing General Partner

Prior to the Simplification Transaction, Inergy Holdings owned an aggregate 6.6% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner. After the Simplification Transaction, Inergy Holdings owns our managing general partner which manages our operations and activities.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and for other services for the years ended September 30, 2010 and 2009 (in millions):

	Year Ended September 30,
	2010	2009
Audit fees(1)	$2.5	$2.5
Audit-related fees(2)	—	—

Total	$2.5	$2.5

(1)

Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.

(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations.

The audit committee of our general partner reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal 2010. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergylp.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 98.

2.	Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts located on page 139.

Other financial statement schedules have been omitted because they are either not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated August 7, 2010, among Inergy, L.P., Inergy GP, LLC, Inergy Holdings, LP, NRGP Limited Partner, LLC and NRGP MS, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on August 9, 2010)

*2.2	First Amended and Restated Agreement and Plan of Merger, dated September 3, 2010, among Inergy, L.P., Inergy GP, LLC, Inergy Holdings, LP, NRGP Limited Partner, LLC and NRGP MS, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on September 7, 2010)

*2.3	Purchase and Sale Agreement, dated September 3, 2010, between TP Gas Holding LLC and Inergy Midstream, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on September 7, 2010)

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1 A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003)

*3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on February 13, 2004)

*3.2 A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 14, 2004)

*3.2 B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005)

*3.2 C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005)

*3.2 D	Third Amended and Restated Agreement of Limited Partnership of Inergy, L.P., dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

Exhibit Number	Description
*3.3	Certificate of Formation of Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation of Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002)

**3.9	Certificate of Formation of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC)

**3.10	Certificate of Amendment to the Certificate of Formation of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC)

**3.11	Limited Liability Company Agreement of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC), dated as of September 21, 2004

*4.1	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Indenture, dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Form 8-K filed on December 27, 2004)

*4.3	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of December 22, 2004 (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

*4.4	Indenture, dated as of January 17, 2006, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*4.5	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of April 24, 2008, to the Indenture, dated as of January 17, 2006 (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on April 29, 2008)

*4.6	Second Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of January 17, 2006 (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

*4.7	Indenture, dated as of February 2, 2009, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on February 3, 2009)

Exhibit Number	Description
*4.8	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of February 2, 2009 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

*4.8	Indenture, dated as of September 27, 2010, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on September 28, 2010)

*4.9	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of September 27, 2010 (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

*4.10	Registration Rights Agreement, dated as of September 27, 2010, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and the Initial Purchasers named therein relating to the 2018 Notes (incorporated herein by reference to Exhibit 4.3 to Inergy, L.P.’s Form 8-K filed on September 28, 2010)

**10.1	Employment Agreement dated as of November 24, 2010 between Inergy GP, LLC and John J. Sherman***

*10.2	Second Amended and Restated Employment Agreement, dated as of February 1, 2010, between Inergy GP, LLC and Phillip L. Elbert (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 10-Q filed on February 3, 2010)***

*10.3	Employment Agreement, dated as of October 1, 2007, between Inergy GP, LLC and William R. Moler (incorporated herein by reference to Exhibit 10.7 to Inergy L.P.’s Form 10-K filed on December 1, 2008)***

*10.3A	First Amendment to Employment Agreement, dated as of November 25, 2009, between Inergy GP, LLC and—William R. Moler (incorporated herein by reference to Exhibit 10.7A to Inergy L.P.’s Form 10-K filed on November 30, 2009)

*10.4	Employment Agreement, dated as of October 1, 2007, between Inergy GP, LLC and Laura L. Ozenberger (incorporated herein by reference to Exhibit 10.8 to Inergy, L.P.’s Form 10-K filed on November 29, 2007)***

*10.5	Amended and Restated Employment Agreement, dated as of February 1, 2010, between Inergy GP, LLC and R. Brooks Sherman, Jr. (incorporated by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q filed on February 3, 2010)***

**10.6	Employment Agreement, dated as of October 1, 2007, between Inergy GP, LLC and Andrew L. Atterbury ***

*10.7	Inergy Long Term Incentive Plan (as amended and restated on August 14, 2008) (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 18, 2008)***

*10.8	Form of Inergy, L.P.’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Form 10-K filed on November 29, 2007)***

*10.9	Amended and Restated Inergy Unit Purchase Plan (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 10-Q filed on February 13, 2004)***

**10.10	Form of Inergy, L.P.’s Unit Option Grant Agreement ***

**10.11	Summary of Non-Employee Director Compensation ***

*10.12	Credit Agreement, dated November 24, 2009, among Inergy, L.P., lenders named therein and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on November 25, 2009)

Exhibit Number	Description
*10.13	Amendment No. 1, dated September 3, 2010, to Credit Agreement dated November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on September 13, 2010)

*10.14	Equity Purchase Agreement, dated December 31, 2009, among Inergy Propane, LLC, Sterling Capital Partners, L.P., Sterling Capital Partners Gmbh & Co. KG and certain other parties (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on December 31, 2009)

*10.15	Support Agreement, dated August 7, 2010, between Inergy, L.P. and John Sherman, Phillip Elbert, R. Brooks Sherman, Jr., Andrew Atterbury, William Gautreaux and Carl Hughes (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 9, 2010)

**12.1	Computation of ratio of earnings to fixed charges

*14.1	Inergy’s Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy, L.P.’s Form 8-K filed on December 23, 2003)

**21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the annual report on Form 10-K of Inergy, L.P. for the year ended September 30, 2010, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Partners’ Capital, (v) Consolidated Statements of Comprehensive Income, (vi) Consolidated Statements of Changes in Accumulated Other Comprehensive Income and (vii) Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2010 and 2009 and each of the

Three Years in the Period Ended

September 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy, L.P.

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and Subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and Subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the adoption of certain provisions of Financial Accounting Standards Board Accounting Standards Codification Subtopic 810-10 (“810-10”), Consolidations, relating to the presentation of non-controlling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inergy, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions and our report dated November 29, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 29, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy, L.P.

We have audited Inergy, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its fiscal 2010 acquisitions, which are included in the 2010 consolidated financial statements of Inergy, L.P. and Subsidiaries and constituted $246.1 million of total assets as of September 30, 2010, and $116.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of Inergy, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its fiscal 2010 acquisitions.

In our opinion, Inergy, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Inergy, L.P. and Subsidiaries and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 29, 2010

Inergy, L.P. and Subsidiaries

Consolidated Balance Sheets

(in millions, except unit information)

	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$144.3	$11.6
Restricted cash (Note 2)	588.0	—
Accounts receivable, less allowance for doubtful accounts of $3.2 million and $2.7 million at September 30, 2010 and 2009, respectively	108.0	94.7
Inventories (Note 5)	137.1	96.5
Assets from price risk management activities	22.5	23.8
Prepaid expenses and other current assets	15.1	20.2

Total current assets	1,015.0	246.8

Property, plant and equipment (Note 5)	1,695.2	1,555.2
Less: accumulated depreciation	445.1	327.9

Property, plant and equipment, net	1,250.1	1,227.3

Intangible assets (Note 5):
Customer accounts	408.0	277.4
Other intangible assets	160.1	133.0

	568.1	410.4
Less: accumulated amortization	161.7	133.1

Intangible assets, net	406.4	277.3
Goodwill	424.1	374.3
Other assets	1.5	7.4

Total assets	$3,097.1	$2,133.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$88.4	$71.7
Accrued expenses	57.8	60.7
Customer deposits	56.8	60.1
Liabilities from price risk management activities	24.3	29.3
Current portion of long-term debt (Note 8)	5.1	22.0

Total current liabilities	232.4	243.8

Long-term debt, less current portion (Note 8)	1,661.1	1,071.3
Other long-term liabilities	14.3	14.3
Partners’ capital (deficit) (Note 10):
Common unitholders (77,731,764 units and 59,807,087 units issued and outstanding as of September 30, 2010 and 2009, respectively)	1,191.9	800.0
Non-managing general partner and affiliate	(2.6)	(0.6)

Total Inergy, L.P. partners’ capital	1,189.3	799.4
Interest of non-controlling partners in ASC’s subsidiaries	—	4.3

Total partners’ capital	1,189.3	803.7

Total liabilities and partners’ capital	$3,097.1	$2,133.1

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Operations

(in millions, except unit and per unit data)

	Year Ended September 30,
	2010	2009	2008
Revenue:
Propane	$1,272.4	$1,124.4	$1,386.8
Other	513.6	446.2	492.1

	1,786.0	1,570.6	1,878.9
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	862.9	737.4	1,053.0
Other	303.0	259.5	323.7

	1,165.9	996.9	1,376.7
Gross profit	620.1	573.7	502.2
Expenses:
Operating and administrative	309.0	279.6	265.6
Depreciation and amortization	161.8	115.8	98.0
Loss on disposal of assets	11.5	5.2	11.5

Operating income	137.8	173.1	127.1
Other income (expense):
Interest expense, net	(91.0)	(69.7)	(60.9)
Other income	2.0	0.1	1.0

Income before income taxes	48.8	103.5	67.2
Provision for income taxes	0.1	0.7	0.7

Net income	48.7	102.8	66.5
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.7	1.4	1.4

Net income attributable to partners	$48.0	$101.4	$65.1

Partners’ interest information:
Non-managing general partner and affiliates interest in net income	$71.8	$50.9	$38.2

Total limited partners’ interest in net income (loss)	$(23.8)	$50.5	$26.9

Net income (loss) per limited partner unit:
Basic	$(0.37)	$0.93	$0.54

Diluted	$(0.37)	$0.93	$0.54

Weighted-average limited partners’ units outstanding (in thousands):
Basic	64,533	54,036	49,915
Dilutive units	—	27	74

Diluted	64,533	54,063	49,989

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in millions)

	Common Unit Capital	Non-Managing General Partner and Affiliate	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2007	$739.5	$1.7	$—	$741.2
Net proceeds from common unit options exercised	1.3	—	—	1.3
Acquisition of ASC	—	—	3.0	3.0
Issuance of common units for acquisition	20.1	—	—	20.1
Unit based compensation charges	3.5	—	—	3.5
Distributions	(121.6)	(37.3)	(0.8)	(159.7)
Comprehensive income:
Net income	29.0	36.1	1.4	66.5
Change in unrealized fair value on cash flow hedges	(34.2)	(0.3)	—	(34.5)

Comprehensive income				32.0

Balance at September 30, 2008	637.6	0.2	3.6	641.4

Net proceeds from the issuance of common units	201.2	—	—	201.2
Net proceeds from common unit options exercised	0.8	—	—	0.8
Issuance of common units for acquisition	6.7	—	—	6.7
Unit based compensation charges	3.1	—	—	3.1
Retirement of common units	(0.7)	—	—	(0.7)
Distributions	(139.1)	(48.1)	(0.7)	(187.9)
Comprehensive income:
Net income	54.4	47.0	1.4	102.8
Change in unrealized fair value on cash flow hedges	36.0	0.3	—	36.3

Comprehensive income				139.1

Balance at September 30, 2009	800.0	(0.6)	4.3	803.7

Net proceeds from the issuance of common units	602.7	—	—	602.7
Net proceeds from common unit options exercised	2.8	—	—	2.8
Unit based compensation charges	4.8	—	—	4.8
Acquisition of ASC minority interest	(13.8)	—	(4.5)	(18.3)
Costs associated with the simplification of capital structure	(2.9)	—	—	(2.9)
Retirement of common units	(0.1)	—	—	(0.1)
Distributions	(177.7)	(67.2)	(0.6)	(245.5)
Comprehensive income:
Net income (loss)	(17.3)	65.2	0.8	48.7
Change in unrealized fair value on cash flow hedges	(6.6)	—	—	(6.6)

Comprehensive income				42.1

Balance at September 30, 2010	$1,191.9	$(2.6)	$—	$1,189.3

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Year Ended September 30,
	2010	2009	2008
Operating activities
Net income	$48.7	$102.8	$66.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	126.5	88.8	73.7
Amortization	35.3	27.0	24.3
Amortization of deferred financing costs and net bond discount	7.3	5.2	2.3
Unit-based compensation charges	4.8	3.1	3.5
Provision for doubtful accounts	2.8	3.7	5.7
Loss on disposal of assets	11.5	5.2	11.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1.9	41.4	(18.2)
Inventories	(33.4)	3.9	8.2
Prepaid expenses and other current assets	7.3	1.4	(1.1)
Other assets (liabilities)	0.4	—	(1.0)
Accounts payable	15.5	(44.7)	7.2
Accrued expenses	(37.2)	11.1	(6.7)
Customer deposits	(5.8)	(27.5)	18.6
Net assets (liabilities) from price risk management activities	(10.3)	18.0	(10.7)

Net cash provided by operating activities	175.3	239.4	183.8

Investing activities
Acquisitions, net of cash acquired	(253.0)	(12.1)	(215.1)
Purchases of property, plant and equipment	(92.3)	(224.8)	(200.1)
Proceeds from sale of assets	6.9	7.0	29.3
Investment in bond offering escrow account	(588.0)	—	—
Other	—	(0.7)	(0.8)

Net cash used in investing activities	(926.4)	(230.6)	(386.7)

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in millions)

	Year Ended September 30,
	2010	2009	2008
Financing activities
Proceeds from the issuance of long-term debt	$1,552.1	$882.5	$1,028.2
Premium on issuance of long-term debt	—	—	4.0
Principal payments on long-term debt	(992.5)	(905.6)	(657.8)
Distributions	(244.9)	(187.2)	(158.9)
Acquisition of ASC minority interest	(18.3)	—	—
Payments for deferred financing costs	(23.6)	(5.5)	(3.5)
Costs associated with simplification of capital structure	(2.3)	—	—
Net proceeds from issuance of common units	602.7	201.2	—
Net proceeds from common unit options exercised	2.8	0.8	1.3
Proceeds from swap settlement	8.4	—	—
Distributions paid to non-controlling partners	(0.6)	(0.7)	(0.8)

Net cash provided by (used in) financing activities	883.8	(14.5)	212.5

Net increase (decrease) in cash	132.7	(5.7)	9.6
Cash at beginning of period	11.6	17.3	7.7

Cash at end of period	$144.3	$11.6	$17.3

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$83.5	$65.8	$63.6

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$6.4	$4.3	$5.3

Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.9)	$(6.2)	$11.3

Change in the fair value of interest rate swap liability and related long-term debt	$(5.6)	$3.7	$4.5

Acquisitions, net of cash acquired:
Current assets	$27.4	$0.7	$21.1
Property, plant and equipment	81.3	79.4	111.8
Intangible assets, net	146.6	8.7	28.1
Goodwill (Note 4)	49.9	(68.8)	95.8
Other assets	0.1	—	0.7
Current liabilities	(52.3)	(1.2)	(6.0)
Issuance of equity	—	(6.7)	(20.1)
Other liabilities	—	—	(16.3)

Total acquisitions, net of cash acquired	$253.0	$12.1	$215.1

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

Pursuant to a partnership agreement, Inergy GP or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments made on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP in connection with operating the Company’s business. These costs, which totaled $5.9 million, $3.1 million and $3.5 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of September 30, 2010, Holdings owns an aggregate 6.6% interest in Inergy, L.P., inclusive of ownership of all of the non-managing general partner and the managing general partner. This ownership is comprised of a 0.6% general partnership interest and 6.0% limited partnership interest.

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

Reclassifications

The consolidated balance sheet at September 30, 2009, reflects a reclassification of $13.4 million from accrued expenses to other long-term liabilities to conform to the current year presentation.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also periodically party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. The commodity derivatives are recorded at fair value on the consolidated balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a $0.4 million net gain in the year ended September 30, 2010, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2010, Inergy recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income was $4.4 million and $11.0 million at September 30, 2010 and 2009, respectively. Approximately $4.9 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales and storage sale but are not included in cost of product sold. These amounts were $176.3 million, $134.6 million and $131.0 million during the years ended September 30, 2010, 2009 and 2008, respectively.

Credit Risk and Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. In addition, Inergy collects margin payments from its customers to mitigate risk. Credit is generally extended to retail customers through delivery into Company and

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are based on specific identification and historical collection results and have generally been within management’s expectations. Account balances are charged off against the reserve when it is anticipated that the receivable will not be collected. The balance is considered past due or delinquent based on contractual terms.

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

Two suppliers, BP Amoco Corp. (17%) and Sunoco, Inc. (11%), accounted for 28% of propane purchases during the past fiscal year. The Company believes that contracts with these suppliers will enable Inergy to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at September 30, 2010 and 2009, amount to $82.6 million and $53.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Inergy reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy identified certain tanks in which the carrying amount exceeded the fair value due to the Company’s plan to sell the tanks. See Note 5 for a discussion of assets held for sale at September 30, 2010 and 2009.

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts	15.4
Covenants not to compete	7.1
Deferred financing costs	6.8

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in millions):

Year Ending September 30,
2011	$42.7
2012	40.4
2013	39.3
2014	36.9
2015	34.4

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

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2010.

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

The provision for income tax was $0.1 million for the year ended September 30, 2010, and $0.7 million for the years ended September 30, 2009 and 2008. At September 30, 2010, the Company had cumulative temporary differences between the book and tax basis of Services of $21.8 million, comprised primarily of a net operating loss carryforward. At September 30, 2010 and 2009, this resulted in a deferred tax asset of $8.3 million and $6.5 million, respectively, which the Company has fully reserved with a valuation allowance of $8.3 million and $6.5 million, respectively. In order to fully realize the deferred tax asset Services will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax asset will not be realized. Based on the level of current taxable income and projections of future taxable income of Services over the periods in which the deferred tax asset would be deductible, the Company is providing a full valuation allowance that it is more likely than not that that it will not realize the full benefit of the deferred tax asset. The net operating losses expire at varying times between 2021 and 2029.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted Cash

The net proceeds from Inergy’s September 2010 $600 million bond offering were placed in an escrow account pending the closing of the Tres Palacios acquisition. These funds were released from escrow in October 2010 in conjunction with the closing of the Tres Palacios acquisition.

Computer Software Costs

Inergy includes costs associated with the acquisition of computer software in property, plant and equipment. Inergy amortizes computer software costs on a straight-line basis over expected periods of benefit, which generally are five years.

Fair Value

Cash and cash equivalents, accounts receivable (net of reserve for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of September 30, 2010, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,710.4 million compared with the aggregate principal amount at maturity of $1,650.0 million. The Company’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). There were no borrowings outstanding under the Credit Agreement at September 30, 2010.

Assets and liabilities from price risk management are carried at fair value as discussed in Note 7. At September 30, 2010, the estimated fair value of assets from price risk management activities amounted to $22.5 million and liabilities from price risk management amounted to $24.3 million.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is solely comprised of unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) consists of the following (in millions):

Accumulated Other Comprehensive Income (Loss)
As of September 30, 2008	$(25.3)
Other Comprehensive income(a)	36.3

As of September 30, 2009	11.0
Other Comprehensive income(a)	(6.6)

As of September 30, 2010	$4.4

(a)	Other comprehensive income (loss) includes a reclassification of $11.8 million and $(24.5) million to net income during the years ended September 30, 2010 and 2009, respectively.

Inergy records the effective portion of the unrealized gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Per Unit

The Company calculates basic net income per unit by dividing net income, after considering the Non-Managing General Partner’s interest, including priority distributions, by the weighted-average number of limited partner units outstanding. Under this method, the calculation of net income per unit reflects an allocation of earnings to each class of units that is consistent with the partnership agreement’s treatment of the respective classes’ capital accounts. Diluted net income per limited partner unit is computed by dividing net income, after considering the Non-Managing General Partner’s interest, by the sum of weighted-average number of common units and the effect of other dilutive units.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values.

The amount of compensation expense recorded by the Company during the years ended September 30, 2010, 2009 and 2008, was $4.8 million, $3.1 million and $3.5 million, respectively. The compensation expense for the years ended September 30, 2010, 2009 and 2008, includes $2.5 million, $1.4 million and $1.1 million, respectively, of unit-based compensation expense on Inergy Holdings, L.P. units.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In determining its reportable segments, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 14 for disclosures related to Inergy’s propane and midstream segments.

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

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships”, was ratified in March 2008 and applies to Master Limited Partnerships (“MLP”) that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner (“LP”) interest or embedded in the general partner interest. 260-10 addresses how the current period earnings of an MLP should be allocated to the general partner, LP’s and, when applicable, IDRs. The Company adopted 260-10 on October 1, 2009, and the impact on its earnings per unit calculation has been retrospectively applied.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Note 3—Income Per Unit

On October 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), which provides that in certain instances for master limited partnerships (“MLPs”), current period earnings be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating earnings per unit. Any residual amount representing undistributed earnings is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement. In addition, IDRs, which represent a limited partnership ownership interest, are considered to be participating securities because they have the right to participate in earnings with common equity holders.

Under the Company’s partnership agreement, for any quarterly period, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, undistributed net income is allocated to the other ownership interests on a pro-rata basis.

The adoption of the provisions of this standard has been retrospectively applied and had the following impact on the earnings per unit for fiscal years ended September 30, 2009 and 2008, respectively:

	Year Ended September 30, 2009		Year Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Original value	$1.00	$1.00	$0.58	$0.57
Adjustment	(0.07)	(0.07)	(0.04)	(0.03)

Adjusted value	$0.93	$0.93	$0.54	$0.54

The above adjustment is attributable to the requirement of 260-10 to calculate the general partner’s interest in net income based on the IDRs earned during the period. The IDRs earned for the three month period ended September 30, 2010, were paid in October 2010. The Company previously calculated the general partner’s interest in net income based on the IDRs paid during the period.

Note 4. Acquisitions

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company finalized its purchase price allocation of Liberty in the fourth quarter of fiscal 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

December 31, 2009
Accounts receivable, less allowance for doubtful accounts of $0.6 million	$15.1
Inventory	6.1
Prepaid expenses and other current assets	2.1
Property, plant and equipment	70.7
Customer accounts	97.7
Covenants not to compete	5.0
Trademarks	4.7

Total identifiable assets acquired	201.4
Current liabilities	17.3
Income tax liability	26.5
Current portion of long-term debt	1.9
Notes payable	6.2

Total liabilities assumed	51.9

Net identifiable assets acquired	149.5
Goodwill	43.9

Net assets acquired	$193.4

The customer accounts are amortized over a period of fifteen years and the covenants not to compete are amortized over a period of one to five years.

The $43.9 million of goodwill has all been assigned to the propane operations segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce.

The following represents the pro-forma consolidated statements of operations as if Liberty had been included in the consolidated results of the Company for the years ended September 30, 2010 and 2009, (in millions):

	Pro-Forma Consolidated Statements of Operations
	Year Ended September 30,
	2010	2009
Revenue	$1,822.2	$1,705.7
Net income attributable to partners	$51.2	$109.2

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Liberty to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period.

Revenue and net income (including an allocation of intercompany interest expense) generated by Liberty subsequent to the Company’s acquisition on December 31, 2009, amounted to $95.6 million and $2.9 million, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On January 12, 2010, Inergy Propane, LLC acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers.

The purchase price allocations for these acquisitions were completed during the year ended September 30, 2010. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

During 2010, Inergy acquired an additional 45% interest in Steuben Gas Storage Company (“Steuben”). This gave Inergy 100% ownership of Steuben. The acquisitions of the additional interest increased net income attributable to partners by $0.8 million for the year ended September 30, 2010.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through September 30, 2010.

As a result of the fiscal 2010 acquisitions, the Company acquired $49.8 million of goodwill and $146.6 million of intangible assets, consisting of the following (in millions):

Customer accounts	$130.5
Noncompetition agreements	11.4
Trademarks	4.7

Total intangible assets	$146.6

The amounts provided above relate solely to acquisitions that closed in fiscal 2010. The amounts disclosed in the supplemental schedule of noncash investing and financing activities in the consolidated statement of cash flows relate to amounts recorded during 2010, which related to acquisitions that closed in fiscal 2010 and 2009.

The weighted-average amortization period of amortizable intangible assets acquired during the year ended September 30, 2010, is approximately thirteen years.

Note 5. Certain Balance Sheet Information

Inventories

Inventories consisted of the following at September 30, 2010 and 2009, respectively (in millions):

	September 30,
	2010	2009
Propane gas and other liquids	$121.0	$81.3
Appliances, parts, supplies and other	16.1	15.2

Total inventory	$137.1	$96.5

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2010 and 2009, respectively (in millions):

	September 30,
	2010	2009
Tanks and plant equipment	$937.9	$854.4
Buildings and improvements	385.9	323.6
Vehicles	122.5	107.7
Construction in process	104.4	136.0
Reserve gas	69.8	62.3
Salt deposits	41.6	41.6
Office furniture and equipment	33.1	29.6

	1,695.2	1,555.2
Less: accumulated depreciation	445.1	327.9

Total property, plant and equipment, net	$1,250.1	$1,227.3

Depreciation expense totaled $126.3 million, $88.6 million and $73.7 million for the years ended September 30, 2010, 2009 and 2008, respectively. Depletion expense totaled $0.2 million for the years ended September 30, 2010 and 2009.

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $463.8 million with an associated accumulated depreciation balance of $106.5 million at September 30, 2010.

At September 30, 2010 and 2009, the Company capitalized interest of $6.4 million and $14.8 million, respectively, related to certain midstream asset expansion projects.

The property, plant and equipment balances above at September 30, 2010 and 2009, include $4.4 million and $2.0 million, respectively, of propane operations assets deemed held for sale. These assets consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2010 and 2009, these assets were identified primarily as a result of losses due to disconnecting customer installations of less profitable accounts due to low margins, poor payment history or low volume usage and customers who have chosen to switch suppliers. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of $9.7 million, $4.9 million and $11.5 million for the years ended September 30, 2010, 2009 and 2008, respectively. The $9.7 million, $4.9 million and $11.5 million charges are included as components of operating income as losses on disposal of assets. When aggregated with other realized losses, such amounts totaled $11.5 million, $5.2 million and $11.5 million, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets consist of the following at September 30, 2010 and 2009, respectively (in millions):

	September 30,
	2010	2009
Customer accounts	$408.0	$277.4
(accumulated amortization—customer accounts)	(107.3)	(82.6)
Covenants not to compete	79.4	72.5
(accumulated amortization—covenants not to compete)	(40.7)	(35.5)
Deferred financing and other costs	49.8	34.3
(accumulated amortization—deferred financing costs)	(13.7)	(15.0)
Trademarks	30.9	26.2

Total intangible assets, net	$406.4	$277.3

Amortization and interest expense associated with the above described intangible assets for the years ended September 30, 2010, 2009 and 2008, amounted to $40.3 million, $30.3 million and $26.8 million, respectively.

Note 6. Risk Management

The Company is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. The Company utilizes derivative instruments to manage its exposure to fluctuations in commodity prices, which is discussed more fully below. The Company also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed more fully in Note 8. Additional information related to derivatives is provided in Note 2 and Note 7.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Value Hedging Activity

Inergy will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its wholesale inventory. These instruments hedging wholesale inventory qualify to be treated as fair value hedges. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product sold.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at September 30, 2010, and September 30, 2009 (in millions):

	September 30, 2010		September 30, 2009
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.2	5.8	6.8	6.5
Natural gas (MMBTU’s)	—	—	—	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Year Ended September 30,		Year Ended September 30,
	2010	2009	2010	2009
Derivatives in fair value hedging relationships:
Commodity(a)	$(3.0)	$(12.3)	$3.4	$12.5
Debt(b)	1.5	3.7	(1.5)	(3.7)

Total fair value of derivatives	$(1.5)	$(8.6)	$1.9	$8.8

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Year Ended September 30,		Year Ended September 30,		Year Ended September 30,
	2010	2009	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity(c)	$5.2	$11.8	$11.8	$(24.5)	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Year Ended September 30,
	2010	2009
Derivatives not designated as hedging instruments:
Commodity(d)	$17.7	$15.0

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

All contracts subject to price risk had a maturity of twenty-six months or less, however, the majority of contracts expire within twelve months.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2010, is $12.0 million for which the Company has posted no collateral and $1.5 million of NYMEX margin

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

deposit in the normal course of business. The Company has received collateral of $2.1 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

Note 7. Fair Value Measurements

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

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas and natural gas liquids as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, futures, physical exchanges and options.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and 2009, (in millions):

	September 30, 2010
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.6	$26.6	$1.5	$28.7	$6.6	$22.1	$(6.2)	$22.5
Inventory	—	82.6	—	82.6	—	—	—	82.6

Total assets at fair value	$0.6	$109.2	$1.5	$111.3	$6.6	$22.1	$(6.2)	$105.1

Liabilities
Liabilities from price risk management	$0.7	$16.7	$1.9	$19.3	$6.9	$12.4	$5.0	$24.3

	September 30, 2009
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.2	$58.5	$0.9	$60.6	$12.8	$47.8	$(36.8)	$23.8
Inventory	—	53.7	—	53.7	—	—	—	53.7
Interest rate swap	—	5.6	—	5.6	5.6	—	—	5.6

Total assets at fair value	$1.2	$117.8	$0.9	$119.9	$18.4	$47.8	$(36.8)	$83.1

Liabilities
Liabilities from price risk management	$5.7	$44.0	$1.1	$50.8	$8.1	$42.7	$(21.5)	$29.3

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2010
Beginning balance	$(0.2)
Beginning balance recognized during the period	0.2
Change in value of contracts executed during the period	(0.4)

Ending balance	$(0.4)

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 8. Long-Term Debt

Long-term debt consisted of the following at September 30, 2010 and 2009, respectively (in millions):

	September 30,
	2010	2009
Credit agreement	$—	$27.2
Senior unsecured notes	1,650.0	1,050.0
Fair value hedge adjustment on senior unsecured notes	—	5.6
Bond/swap premium	10.4	3.3
Bond discount	(16.0)	(19.7)
ASC credit agreement	—	8.3
Obligations under noncompetition agreements and notes to former owners of businesses acquired	21.8	18.6

Total debt	1,666.2	1,093.3
Less: current portion	5.1	22.0

Total long-term debt	$1,661.1	$1,071.3

Credit Agreement

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

At September 30, 2010, there was no balance outstanding under the new Credit Agreement. At September 30, 2009, the balance outstanding under the previous credit agreement was $27.2 million, with the entire balance borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was between 2.0% and 3.5% at September 30, 2009, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $505.3 million and $381.1 million at September 30, 2010 and September 30, 2009, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $19.7 million and $16.7 million at September 30, 2010 and September 30, 2009, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this requirement on April 30, 2010.

At September 30, 2010, the Company was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2018 Senior Notes

On September 27, 2010, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $600 million aggregate principal amount of 7% senior unsecured notes due 2018 (the “2018 Senior Notes”) under Rule 144A to eligible purchasers. The 7% notes mature on October 1, 2018.

The 2018 Senior Notes contain covenants similar to the existing senior unsecured notes due 2014, 2015 and 2016. Inergy intends to use the net proceeds of the offering to fund part of the consideration for the Tres Palacios acquisition (see Note 16). The 2018 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2018 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries.

The 2018 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.500%
2015	101.750%
2016 and thereafter	100.000%

The indentures governing our senior notes restrict our ability to pay cash distributions. Before Inergy can pay a distribution to its unitholders, they must demonstrate that the fixed charge coverage ratio (as defined in the senior notes indentures) is at least 1.75 to 1.0.

Interest Rate Swaps

On October 1, 2009, Inergy was party to six interest rate swap agreements, each designated to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. Certain counterparties elected to call their respective interest rate swap positions in December 2009. The aggregate notional amount associated with these swaps amounted to $125 million. The Company received $4.3 in consideration for the cancellation of the swaps.

In March 2010, Inergy entered into two interest rates swap agreements scheduled to mature in March 2015. Each was designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. In April 2010, Inergy entered into two additional interest rate swap agreements scheduled to mature in March 2015. The aggregate of these two swaps was designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure.

Certain counterparties elected to call their respective interest rate swap positions in April 2010 and the Company elected to cancel its remaining interest rate swap positions in August 2010. The aggregate notional amount associated with these swaps amounted to $25 million and $75 million, respectively. The Company received $0.9 million and $3.2 million in April 2010 and August 2010, respectively, in consideration for the cancellation of the swaps. At September 30, 2010, Inergy was not a party to any interest rate swap agreements.

The fair value adjustment to the fixed rate debt which was equal to the termination of the swap agreements will be amortized over the life of the previously hedged fixed rate debt.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

ASC Credit Agreement

Steuben Gas Storage Company, a majority-owned subsidiary of Arlington Storage Company (“ASC”), had a debt agreement in place at the time of the Company’s acquisition of ASC (“ASC Credit Agreement”). In July 2010, the Company paid in full the remaining balance on the ASC Credit Agreement.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 2003 through 2010 with payments due through 2019 and imputed interest ranging from 5.19% to 9.50%. Noninterest-bearing obligations consist of $27.0 million and $24.4 million in total payments due under agreements, less unamortized discount based on imputed interest of $5.2 million and $5.8 million at September 30, 2010 and 2009, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt and notes payable during the next five years ending September 30 and thereafter are as follows (in millions):

Long-Term Debt and Notes Payable
2011	$5.1
2012	3.9
2013	3.4
2014	2.7
2015	652.2
Thereafter	998.9

Total debt	$1,666.2

Note 9. Leases

Inergy has certain noncancelable operating leases, mainly for office space and vehicles, the majority of which expire at various times over the next ten years. Certain of these leases contain terms that provide that the rental payment be indexed to published information.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in millions):

Year Ending September 30,
2011	$11.9
2012	9.8
2013	8.0
2014	6.4
2015	3.6
Thereafter	4.9

Total minimum lease payments	$44.6

Rent expense for operating leases for the years ended September 30, 2010, 2009 and 2008, totaled $15.0 million, $11.7 million and $10.6 million, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy has certain related party leases as discussed in Note 13.

Accrued interest, classified in accrued expense on the consolidated balance sheets, at September 30, 2010 and 2009, was $15.1 million and $12.6 million, respectively.

Note 10. Partners’ Capital

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

In June 2006, Inergy issued 4,312,500 common units under the shelf registration statement, in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of $102.7 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under the Credit Agreement with the remainder used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

In February 2007, Inergy issued 3,450,000 common units under the shelf registration statement, which included 450,000 common units issued as a result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of $104.5 million, after deducting underwriters’ discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay indebtedness under Inergy’s Credit Agreement.

In August 2008, Inergy issued 809,389 common units in conjunction with the acquisition of US Salt and in October 2008, Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

In March 2009, Inergy issued 4,000,000 common units under the shelf registration statement, and in April 2009, the underwriters exercised their option to purchase 418,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $94.3 million.

In August 2009, Inergy issued 3,500,000 common units under the shelf registration statement, and in September 2009, the underwriters exercised their option to purchase 525,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $106.9 million.

In January 2010, Inergy issued 5,749,100 common units under the new shelf registration statement, which included 749,100 common units issued as a result of the underwriters exercising their over-allotment provision. Net proceeds from the aforementioned issuances amounted to $199.8 million. Inergy used the net proceeds from this offering to repay outstanding indebtedness under its revolving general partnership credit facility, which was borrowed to fund the acquisitions of Liberty and MGS and to fund other capital expenditures in its midstream business.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In September 2010, Inergy issued 11,787,500 common units under the new shelf registration statement, which included 1,537,500 common units issued as a result of the underwriters exercising their over-allotment provision. Net proceeds from the aforementioned issuances amounted to $402.9 million. Inergy utilized the proceeds from this offering to fund part of the consideration for the Tres Palacios acquisition.

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

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June and September to holders of record on the applicable record date. A summary of Inergy’s quarterly distributions for the years ended September 30, 2010, 2009 and 2008, is presented below:

Year Ended September 30, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 6, 2009	November 13, 2009	$0.675	$55.2
February 5, 2010	February 12, 2010	$0.685	61.9
May 7, 2010	May 14, 2010	$0.695	63.3
August 6, 2010	August 13, 2010	$0.705	64.5

		$2.76	$244.9

Year Ended September 30, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2008	November 14, 2008	$0.635	$43.2
February 6, 2009	February 13, 2009	$0.645	44.4
May 8, 2009	May 15, 2009	$0.655	49.2
August 7, 2009	August 14, 2009	$0.665	50.4

		$2.60	$187.2

Year Ended September 30, 2008
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2007	November 14, 2007	$0.595	$38.2
February 7, 2008	February 14, 2008	$0.605	39.3
May 8, 2008	May 15, 2008	$0.615	40.2
August 7, 2008	August 14, 2008	$0.625	41.2

		$2.44	$158.9

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2010, 2009 and 2008, were 6,877 units, 11,298 units and 11,670 units, respectively. Holdings’ general partner sponsored a similar plan for Inergy and its employees. Common units purchased through the Holdings’ unit purchase plan for the fiscal years ended September 30, 2010, 2009 and 2008, were 5,717 units, 5,505 units and 5,387 units, respectively.

Long-Term Incentive Plan

Inergy’s managing general partner sponsors the long-term incentive plan for its employees, consultants and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 5,980,709 common units, which can be granted in the form of unit options, phantom units and/or restricted units. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all units granted under the plan will vest in accordance with the Unit Option Agreements, which typically provide that unit options begin vesting five years from the anniversary date of the applicable grant date. Shares issued as a result of unit option exercises are newly issued shares.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company granted 299,983, 326,910 and 60,064 restricted units during the years ended September 30, 2010, 2009 and 2008, respectively. Some of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of the restricted units vest 25% after the third year, 25% after the fourth year and 50% after the fifth year. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. The Company recognizes expense on these units each quarter by multiplying the closing price of the Company’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

A summary of Inergy’s weighted-average grant date fair value for restricted units for the year ended September 30, 2010, is as follows:

	Weighted-Average Grant Date Fair Value	Number of Units
Non-vested at October 1, 2009	$24.92	376,416
Granted during the period ended September 30, 2010	$36.08	299,983
Vested during the period ended September 30, 2010	$27.50	15,772
Forfeited during the period ended September 30, 2010	$24.34	37,000

Non-vested at September 30, 2010	$30.26	623,627

The weighted-average grant date fair value of restricted units granted and vested during the year ended September 30, 2009, amounted to $19.45 and $16.50, respectively. The weighted-average grant date fair value of restricted units granted during the year ended September 30, 2008, amounted to $28.71. The fair value of restricted units vested during the year ended September 30, 2010 and 2009, was $0.4 million and $2.0 million. No restricted units vested during the year ended September 30, 2008.

The compensation expense recorded by the Company related to these restricted stock awards was $2.3 million, $1.6 million and $2.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Unit Options

Unit options issued under the long-term incentive plan have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after ten years and are subject to vesting periods as outlined in the unit option agreement. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of Inergy’s unit option activity for the years ended September 30, 2010, 2009 and 2008, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2007	$13.75 - $31.32	$20.25	330,500
Granted	—	—	—
Exercised	$13.75 - $16.90	$15.34	89,135
Canceled	$26.51 - $27.14	$26.87	3,500

Outstanding at September 30, 2008	$14.72 - $31.32	$21.99	237,865
Granted	—	—	—
Exercised	$14.72 - $16.90	$15.46	50,965
Canceled	$27.14 - $31.31	$28.81	5,000

Outstanding at September 30, 2009	$14.95 - $31.32	$23.63	181,900
Granted	—	—	—
Exercised	$14.95 - $28.95	$21.29	129,400
Canceled	$30.96 - $30.96	$30.96	5,000

Outstanding at September 30, 2010	$25.06 - $31.32	$29.24	47,500

Exercisable at September 30, 2010	$25.06 - $31.32	$29.60	42,500

Information regarding options outstanding and exercisable as of September 30, 2010, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$25.06 - $28.19	15,000	4.5	$26.83	10,000	$27.14
$28.20 - $31.20	12,500	5.0	28.81	12,500	28.81
$31.21 - $31.32	20,000	4.7	31.32	20,000	31.32

	47,500	4.7	$29.24	42,500	$29.60

The weighted-average remaining contract life for options outstanding and exercisable at September 30, 2010, was approximately five years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2010	2009	2008
Weighted-average fair value of options granted	—	—	—
Expected volatility	0.256	0.336	0.204
Distribution yield	7.1%	8.9%	11.6%
Expected life of option in years	5	5	5
Risk-free interest rate	1.3%	2.3%	3.0%

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2010, were $0.5 million and $0.4 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2010, was $2.4 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $39.65 on September 30, 2010, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2010, there was $32.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including $18.3 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a five-year period.

Note 11. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $16,500 in 2010. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $2.3 million in fiscal 2010 and $2.1 million in fiscal 2009 and 2008.

Of Inergy’s 3,082 employees, 9% are subject to collective bargaining agreements. For the years ended September 30, 2010, 2009 and 2008, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.8 million, $2.9 million and $2.7 million, respectively.

Note 12. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2010, the total of these firm purchase commitments was $259.3 million of which $250.0 million will occur over the course of the next twelve months with the balance of $9.3 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects primarily related to the North/South Pipeline Compression and Finger Lakes LPG midstream assets. At September 30, 2010, the total of these firm purchase commitments was $12.3 million and the purchases associated with these commitments will occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At September 30, 2010 and 2009, Inergy’s self-insurance reserves were $19.3 million. The Company estimates that $13.4 million of this balance will be paid subsequent to September 30, 2011. As such, $13.4 million has been classified in other long-term liabilities on the consolidated balance sheets.

Note 13. Related Party Transactions

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

On occasion, Holdings reimburses the Company for expenses paid on behalf of Holdings. The expenses that are reimbursed predominantly include insurance and professional fees. These expenses for the years ended September 30, 2010, 2009 and 2008, amounted to $0.2 million, $0.3 million and $0.2 million, respectively. When the Company has a receivable from Holdings, it is included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. At September 30, 2010, we had an immaterial payable to Inergy Holdings. At September 30, 2009, Inergy had $0.1 million due from Holdings.

The managing general partner and its affiliates will not receive any management fee or other compensation for the management of the Company. The managing general partner and its affiliates will be reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. The expense reimbursement to the managing general partner and its affiliates was $5.9 million, $3.1 million and $3.5 million for the fiscal year ended September 30, 2010, 2009 and 2008, respectively, with the reimbursement related primarily to personnel costs.

During fiscal 2010, Inergy Holdings received $67.2 million in distributions related to its 0.6% general partner interest and incentive distribution rights and $13.0 million related to its 6.0% limited partner interest.

Note 14. Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for acquisitions that occurred during the year ended September 30, 2010, are included in the propane segment.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Year Ended September 30, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$796.5	$—	$—	$—	$796.5
Wholesale propane revenues	449.3	26.8	(0.2)	—	475.9
Storage, fractionation and other midstream revenues	—	302.9	(1.2)	—	301.7
Transportation revenues	17.9	17.4	—	—	35.3
Propane-related appliance sales revenues	22.2	—	—	—	22.2
Retail service revenues	16.9	—	—	—	16.9
Rental service and other revenues	26.6	—	—	—	26.6
Distillate revenues	110.9	—	—	—	110.9
Gross profit	490.1	131.2	(1.2)	—	620.1
Identifiable assets	184.2	60.9	—	—	245.1
Goodwill	327.7	96.4	—	—	424.1
Property, plant and equipment	767.2	916.0	—	12.0	1,695.2
Additions to property, plant and equipment	14.7	69.1	—	1.6	85.4

	Year Ended September 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$736.7	$—	$—	$—	$736.7
Wholesale propane revenues	368.2	19.7	(0.2)	—	387.7
Storage, fractionation and other midstream revenues	—	220.8	(0.7)	—	220.1
Transportation revenues	16.8	16.9	—	—	33.7
Propane-related appliance sales revenues	21.4	—	—	—	21.4
Retail service revenues	17.8	—	—	—	17.8
Rental service and other revenues	27.5	—	—	—	27.5
Distillate revenues	125.7	—	—	—	125.7
Gross profit	471.0	103.4	(0.7)	—	573.7
Identifiable assets	139.6	51.6	—	—	191.2
Goodwill	277.9	96.4	—	—	374.3
Property, plant and equipment	697.0	847.1	—	11.1	1,555.2
Additions to property, plant and equipment	14.0	203.7	—	0.9	218.6

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Year Ended September 30, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$840.7	$—	$—	$—	$840.7
Wholesale propane revenues	509.1	37.0	—	—	546.1
Storage, fractionation and other midstream revenues	—	252.3	(0.5)	—	251.8
Transportation revenues	16.4	17.3	—	—	33.7
Propane-related appliance sales revenues	22.2	—	—	—	22.2
Retail service revenues	17.6	—	—	—	17.6
Rental service and other revenues	27.7	—	—	—	27.7
Distillate revenues	139.1	—	—	—	139.1
Gross profit	409.8	92.9	(0.5)	—	502.2
Identifiable assets	193.0	46.3	—	—	239.3
Goodwill	275.9	167.1	—	—	443.0
Property, plant and equipment	689.3	575.5	—	10.2	1,275.0
Additions to property, plant and equipment	13.8	196.2	—	1.5	211.5

Note 15. Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2010
Revenues	$501.7	$691.1	$291.6	$301.6
Gross profit	175.2	239.7	104.5	100.7
Operating income (loss)	67.6	111.1	(13.0)	(27.9)
Net income (loss) attributable to partners	46.0	87.9	(34.9)	(51.0)
Net income (loss) per limited partner unit:(a),
Basic	$0.49	$1.10	$(0.79)	$(1.04)
Diluted	$0.49	$1.09	$(0.79)	$(1.04)
Fiscal 2009
Revenues	$534.0	$570.1	$235.0	$231.5
Gross profit	174.3	212.1	97.3	90.0
Operating income (loss)	74.5	109.8	3.4	(14.6)
Net income (loss) attributable to partners	57.2	91.3	(14.3)	(32.8)
Net income (loss) per limited partner unit:(a),(b)
Basic	$0.90	$1.52	$(0.48)	$(0.81)
Diluted	$0.90	$1.52	$(0.48)	$(0.81)

(a)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.
(b)

The adoption of FASB Accounting Standards Codification Subtopic 260-10 (“260-10”) in October 2009 has been retrospectively applied. The original reported net income (loss) per limited partner unit in fiscal 2009 for both basic and diluted was $0.91, $1.55, $(0.48) and $(0.79) for the quarters ended December 31, March 31, June 30 and September 30, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 16. Subsequent Events

The Company has identified subsequent events requiring disclosure through November 29, 2010, the date of the filing of this Form 10-K.

On October 14, 2010, Inergy completed the acquisition of the Tres Palacios Gas Storage, LLC. Tres Palacios Gas Storage, LLC is the owner and operator of a natural gas storage facility located in Matagorda County, Texas (“Tres Palacios”). Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which Inergy expects to place in service by or before 2014 (Cavern 4). Located approximately 100 miles southwest of Houston, Tres Palacios is currently connected to a total of ten intrastate and interstate pipelines offering connectivity to multiple demand markets including the Houston and San Antonio metropolitan areas and the broader Texas markets as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. Tres Palacios offers customers greater than six-turn gas storage capability with maximum withdrawal capacity of 2.5 bcf per day and maximum injection capacity of 1 bcf per day.

The Company is in the process of obtaining valuations of certain property, plant and equipment as well as identifiable intangible assets; thus the provisional measurements of intangible assets and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

October 14, 2010
Accounts receivable	$6.5
Prepaid expenses and other current assets	0.9
Property, plant and equipment	391.2

Total identifiable assets acquired	398.6

Current liabilities	11.1

Total liabilities assumed	11.1

Net identifiable assets acquired	387.5
Goodwill	343.5

Net assets acquired	$731.0

The $343.5 million of goodwill will be assigned to the midstream operations segment.

The following represents the pro-forma consolidated statements of operations as if Tres Palacios had been included in the consolidated results of the Company for the year ended September 30, 2010 (in millions):

Pro-Forma Consolidated Statements of Operations Year Ended September 30, 2010

Revenue	$1,826.9
Net income attributable to partners	$1.1

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Tres Palacios to reflect the depreciation that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period. The net income attributable to partners was further adjusted to give effect to the impact of the interest expense associated with the September 2010 bond offering that was utilized to finance a portion of the Tres Palacios acquisition.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The purchase price allocation for Tres Palacios has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

On October 19, 2010, Inergy completed the acquisition of the propane operating assets of Schenck Gas Services, LLC, located in East Hampton, New York.

On October 29, 2010, a quarterly distribution of $0.705 per limited partner unit was paid to unitholders of record on October 22, 2010, with respect to the fourth fiscal quarter of 2010, which totaled $76.1 million.

On August 7, 2010, Inergy and Holdings entered into an Agreement and Plan of Merger, which was amended and restated by the First Amended and Restated Agreement and Plan of Merger, dated as of September 3, 2010, as part of a plan to simplify the capital structures of Inergy and Holdings (the “Merger Agreement”). Pursuant to the steps contemplated by the Merger Agreement (the “Simplification Transaction”), Inergy Holdings merged into a wholly owned subsidiary of its general partner (the “Merger”) and the outstanding common units in Inergy Holdings were cancelled. The Merger closed on November 5, 2010, resulting in Holdings unitholders receiving 0.77 Inergy units for each Holdings unit. Cash will be paid to Holdings unitholders in lieu of any fractional units that would have resulted from the exchange. As a result of the closing, Holdings’ common units discontinued trading on the New York Stock Exchange as of the close of business on November 5, 2010.

On November 15, 2010, Inergy completed the acquisition of the propane assets of Pennington Energy Corporation (“Pennington”), headquartered in Morenci, Michigan. Pennington currently delivers propane to nearly 14,800 customers from seven customer service centers in Northwest Ohio and Southeast Michigan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

By Inergy GP, LLC
(its managing general partner)

Dated: November 29, 2010	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as managing general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
November 29, 2010	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

November 29, 2010	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 29, 2010	/s/ PHILLIP L. ELBERT Phillip L. Elbert, President and Chief Operating Officer

November 29, 2010	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

November 29, 2010	/s/ ARTHUR B. KRAUSE Arthur B. Krause, Director

November 29, 2010	/s/ ROBERT D. TAYLOR Robert D. Taylor, Director

November 29, 2010	Richard T. O’Brien, Director

Schedule II

Inergy, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Year Ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2010	$2.7	$2.8	$0.8	$(3.1)	$3.2
2009	6.4	3.7	0.3	(7.7)	2.7
2008	3.4	5.7	0.5	(3.2)	6.4