Form 10-Q
period 2010-12-31
INERGY L P
filed 2011-02-04
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER: 0-32453

Inergy, L.P.

(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Two Brush Creek Blvd., Suite 200 Kansas City, Missouri (Address of principal executive offices)	64112 (Zip code)

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

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2010	September 30, 2010

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19.3	$144.4
Restricted cash	—	588.0
Accounts receivable, less allowance for doubtful accounts of $2.8 million and $3.2 million at December 31, 2010 and September 30, 2010, respectively	225.5	108.0
Inventories (Note 3)	135.5	137.1
Assets from price risk management activities	15.2	22.5
Prepaid expenses and other current assets	22.2	15.5

Total current assets	417.7	1,015.5

Property, plant and equipment (Note 3)	2,146.7	1,695.2
Less: accumulated depreciation	480.9	445.1

Property, plant and equipment, net	1,665.8	1,250.1

Intangible assets (Note 3):
Customer accounts	409.8	408.0
Other intangible assets	161.5	160.5

	571.3	568.5
Less: accumulated amortization	172.9	162.1

Intangible assets, net	398.4	406.4

Goodwill	772.9	444.3
Other assets	1.7	1.5

Total assets	$3,256.5	$3,117.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$136.8	$88.4
Accrued expenses	76.6	62.5
Customer deposits	42.7	56.8
Liabilities from price risk management activities	27.5	24.3
Current portion of long-term debt (Note 7)	16.2	29.6

Total current liabilities	299.8	261.6

Long-term debt, less current portion (Note 7)	1,790.9	1,661.1
Other long-term liabilities	14.8	14.3
Deferred income taxes	20.6	20.7

Partners’ capital (Note 8):
Limited partner unitholders (109,613,006 common units and 36,303,699 common units issued and outstanding as of December 31, 2010 and September 30, 2010, respectively, and 11,568,560 Class B units issued and outstanding at December 31, 2010 and September 30, 2010)	1,130.4	53.3

Total Inergy, L.P. partners’ capital	1,130.4	53.3
Interest of non-controlling partners in subsidiaries	—	1,106.8

Total partners’ capital	1,130.4	1,160.1

Total liabilities and partners’ capital	$3,256.5	$3,117.8

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Revenue:
Propane	$427.1	$372.3
Other	168.9	129.4

	596.0	501.7
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	288.4	252.3
Other	102.7	74.2

	391.1	326.5
Gross profit	204.9	175.2
Expenses:
Operating and administrative	84.5	68.7
Depreciation and amortization	46.4	37.1
Loss on disposal of assets	2.3	2.0

Operating income	71.7	67.4

Other income (expense):
Interest expense, net	(33.1)	(21.3)
Other income	0.1	—

Income before income taxes	38.7	46.1

Provision for income taxes	0.2	0.3

Net income	38.5	45.8
Net (income) loss attributable to non-controlling partners	28.2	(29.3)

Net income attributable to partners	$66.7	$16.5

Total limited partners’ interest in net income	$66.7	$16.5

Net income per limited partner unit:
Basic	$0.82	$0.47

Diluted	$0.72	$0.35

Weighted-average limited partners’ units outstanding (in thousands):
Basic	81,619	35,303
Dilutive units	11,678	12,220

Diluted	93,297	47,523

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2010	$53.3	$1,106.8	$1,160.1
Net proceeds from common unit options exercised	0.1	3.0	3.1
Unit based compensation charges	—	1.4	1.4
Costs associated with the simplification of capital structure	—	(0.4)	(0.4)
Retirement of common units	(1.5)	—	(1.5)
Distributions	(21.1)	(51.5)	(72.6)
Acquisition of non-controlling interest	1,032.9	(1,032.9)	—
Other	—	(0.2)	(0.2)
Comprehensive income:
Net income (loss)	66.7	(28.2)	38.5
Change in unrealized fair value on cash flow hedges	—	2.0	2.0

Comprehensive income			40.5

Balance at December 31, 2010	$1,130.4	$—	$1,130.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Operating activities
Net income	$38.5	$45.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	37.3	30.4
Amortization	9.1	6.7
Amortization of deferred financing costs, swap premium and net bond discount	2.0	1.9
Unit-based compensation charges	1.4	2.1
Provision for doubtful accounts	(0.8)	(0.9)
Loss on disposal of assets	2.3	2.0
Deferred income tax	—	0.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(113.3)	(83.6)
Inventories	1.9	(13.2)
Prepaid expenses and other current assets	(5.9)	0.7
Other assets (liabilities)	0.8	(0.3)
Accounts payable and accrued expenses	47.5	55.4
Customer deposits	(14.0)	(14.1)
Net assets from price risk management activities	12.3	16.1

Net cash provided by operating activities	19.1	49.1

Investing activities
Acquisitions, net of cash acquired	(759.4)	(192.5)
Purchases of property, plant and equipment	(20.9)	(34.8)
Proceeds from sale of assets	2.1	2.2
Proceeds from redemption of bond offering escrow	588.0	—

Net cash used in investing activities	(190.2)	(225.1)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Financing activities
Proceeds from the issuance of long-term debt	$247.5	$429.3
Principal payments on long-term debt	(131.0)	(189.4)
Distributions	(21.1)	(17.2)
Distributions paid to non-controlling partners	(51.5)	(37.8)
Payments for deferred financing costs	(0.4)	(9.9)
Costs associated with the simplification of capital structure	(0.4)	—
Net proceeds from common unit options exercised	3.1	1.0
Proceeds from swap settlement	—	4.3
Other	(0.2)	(0.1)

Net cash provided by financing activities	46.0	180.2

Net increase (decrease) in cash	(125.1)	4.2
Cash at beginning of period	144.4	11.7

Cash at end of period	$19.3	$15.9

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$0.5	$—

Net change to property, plant and equipment through accounts payable and accrued expenses	$2.0	$(3.2)

Change in the fair value of interest rate swap liability and related long-term debt	$(0.5)	$(0.6)

Acquisitions, net of cash acquired:
Current assets	$4.7	$22.1
Property, plant and equipment	434.5	104.5
Intangible assets	2.4	35.3
Goodwill	328.5	80.8
Other assets	1.0	0.1
Current liabilities	(11.7)	(50.3)

Total acquisitions, net of cash acquired	$759.4	$192.5

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Partnership Organization and Basis of Presentation

Organization

On August 7, 2010, Inergy, L.P. (“Inergy”) and Inergy Holdings, L.P. (“Holdings”) entered into an Agreement and Plan of Merger, which was amended and restated by the First Amended and Restated Agreement and Plan of Merger, dated as of September 3, 2010, as part of a plan to simplify the capital structures of Inergy and Holdings (the “Merger Agreement”). Pursuant to the steps contemplated by the Merger Agreement (the “Simplification Transaction”), Holdings merged into a wholly owned subsidiary of its general partner (the “Merger”) and the outstanding common units in Holdings were cancelled. The Merger closed on November 5, 2010, resulting in Holdings unitholders receiving 0.77 Inergy units for each Holdings unit. Cash was paid to Holdings unitholders in lieu of any fractional units that resulted from the exchange. As a result of the closing, Holdings common units discontinued trading on the New York Stock Exchange as of the close of business on November 5, 2010. Holdings continues to own the managing general partner of Inergy subsequent to the Merger.

The Simplification Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) 810. Under ASC 810, the exchange of Holdings units for Inergy units was accounted for as a Holdings equity issuance and Holdings was the surviving entity. Although Holdings was the surviving entity for accounting purposes, Inergy was the surviving entity for legal purposes as provided for by the Merger Agreement; consequently, the name on these financial statements was changed from “Inergy Holdings, L.P.” to “Inergy, L.P.”

Historically, Holdings ownership of Inergy’s general partner, Inergy GP, LLC (“Inergy GP”), provided Holdings with an approximate 0.6% general partner interest in Inergy. Holdings also owned an approximate 6.0% limited partner interest in Inergy at September 30, 2010.

Because of the changes the Simplification Transaction has had on these financial statements and Inergy’s organizational structure, and because the nature of the pre-simplification and post-simplification Inergy entities is significantly different, these notes to consolidated financial statements refer to specific Inergy entities, with Inergy, L.P. prior to the simplification referred to as “Holdings” and after the simplification as “Inergy”, and the controlled operating subsidiary of Inergy, L.P. prior to the Merger is referred to as “Inergy”. References to “the Company” in the footnotes related to the policies and procedures of Inergy, L.P. refer to Inergy, L.P. subsequent to the simplification. Other references to “the Company” or “we, our, us” throughout the document refer to the controlled subsidiary of Inergy, L.P. prior to the simplification if the timing of the statement is prior to November 5, 2010, and to Inergy, L.P. subsequent to the simplification if the timing of the statement is subsequent to November 5, 2010. The operating activities of the Inergy, L.P. controlled subsidiary prior to the Merger and Inergy, L.P. subsequent to the Merger are identical.

References to Inergy in the footnotes related to the policies and procedures of Inergy, L.P. refer to Inergy, L.P. subsequent to the simplification.

Nature of Operations

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

Basis of Presentation

The financial information contained herein as of December 31, 2010, and for the three-month periods ended December 31, 2010 and 2009, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2010, are not indicative of the results of operations that may be expected for the entire fiscal year.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The accompanying consolidated financial statements include the accounts of Inergy, L.P., its wholly owned subsidiaries, Inergy Propane, LLC (“Inergy Propane”), Inergy Midstream, LLC (“Inergy Midstream”, and together with Inergy Propane, the “Operating Companies”), Inergy Partners, LLC (“Partners”), IPCH Acquisition Corp. (“IPCHA”) and Inergy Finance Corp. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 8-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2010.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net gain of $0.9 million and $0.3 million in the three months ended December 31, 2010 and 2009, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, for the three months ended December 31, 2010 and 2009, Inergy recognized no gain and a net gain of $0.4 million, respectively, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income was $6.3 million and $4.4 million at December 31, 2010 and September 30, 2010, respectively. Approximately $6.7 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months. Inergy’s comprehensive income was $40.5 million and $52.0 million for the three months ended December 31, 2010 and 2009, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances, as well as certain direct costs incurred in providing storage services. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $52.1 million and $42.6 million for the three months ended December 31, 2010 and 2009, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at December 31, 2010 and September 30, 2010, amount to $78.5 million and $82.6 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2010. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2010.

Income Taxes

Inergy is a publicly-traded master limited partnership. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless the partnership generates at least 90% of its gross income from qualifying sources. If the qualifying income requirement is satisfied, the publicly-traded partnership will be treated as a partnership for federal income tax purposes. Inergy Sales and Service, Inc. (“Services”), a subsidiary of Inergy, does not generate at least 90% of its gross income from qualifying sources, and as such, federal and state income taxes are provided on the taxable income of Services. The earnings of the Company, its limited liability subsidiaries and Inergy are included in the Federal and state income tax returns of the individual members or partners. However, legislation in certain states allows for taxation of partnerships, and as such, certain state taxes for Inergy have been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states. In addition, Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA and Services). The Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Income Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest by the weighted-average number of common units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted-average number of common and Class B units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company during the three months ended December 31, 2010 and 2009 was $1.4 million and $2.1 million, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of December 31, 2010, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,694.3 million compared with the aggregate principal amount at maturity of $1,650.0 million. At December 31, 2010, the Company’s credit agreement (“Credit Agreement”) provided a $75 million revolving working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). The carrying value at December 31, 2010, of amounts outstanding under the Credit Agreement of $141.4 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company has previously adopted the new disclosures on the reason for transfers in and out of Level 1 and Level 2. The new disclosures for Level 3 are effective for fiscal years beginning after December 15, 2010. The Company does not currently anticipate that the adoption of the Level 3 disclosure requirements of ASU 2010-06 will result in a material change to the financial statements.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at December 31, 2010 and September 30, 2010, respectively (in millions):

	December 31, 2010	September 30, 2010
Propane gas and other liquids	$118.7	$121.0
Appliances, parts, supplies and other	16.8	16.1

Total inventory	$135.5	$137.1

Property, plant and equipment consisted of the following at December 31, 2010 and September 30, 2010, respectively (in millions):

	December 31, 2010	September 30, 2010
Tanks and plant equipment	$1,066.0	$937.9
Land and buildings	630.3	385.9
Vehicles	125.7	122.5
Construction in process	117.3	104.4
Reserve gas	131.6	69.8
Salt deposits	41.6	41.6
Office furniture and equipment	34.2	33.1

	2,146.7	1,695.2
Less: accumulated depreciation	480.9	445.1

Total property, plant and equipment, net	$1,665.8	$1,250.1

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $463.5 million with an associated accumulated depreciation balance of $107.8 million at December 31, 2010.

Intangible assets consisted of the following at December 31, 2010 and September 30, 2010, respectively (in millions):

	December 31, 2010	September 30, 2010
Customer accounts	$409.8	$408.0
Covenants not to compete	79.8	79.4
Deferred financing and other costs	50.8	50.2
Trademarks	30.9	30.9

	571.3	568.5
Less: accumulated amortization	172.9	162.1

Total intangible assets, net	$398.4	$406.4

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Business Acquisitions

On October 14, 2010, Inergy completed the acquisition of Tres Palacios Gas Storage LLC (“Tres Palacios”), which owns and operates a natural gas storage facility located in Matagorda County, Texas. Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity which Inergy expects to place in service by or before 2014 (Cavern 4).

The Company is in the process of finalizing its valuations of certain property, plant and equipment as well as identifiable intangible assets; thus the provisional measurements of intangible assets and goodwill are subject to material change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

October 14, 2010
Accounts receivable	$6.3
Prepaid expenses and other current assets	0.8
Property, plant and equipment	412.1
Other	1.0

Total identifiable assets acquired	420.2
Current liabilities	11.1

Total liabilities assumed	11.1

Net identifiable assets acquired	409.1
Goodwill	314.7

Net assets acquired	$723.8

The $314.7 million of goodwill will be assigned to the midstream operations segment.

Tres Palacios leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless Tres Palacios elects not to extend the term of the lease. The lease payments vary based on the Federal Energy Regulatory Commission (“FERC”) certificated working gas capacity of the caverns which are in service as well as an incremental payment for physical volumes of gas injected and / or withdrawn from the caverns in service. Based on its current estimates, which assumes cavern 4 will be in service during the second fiscal quarter of 2014, Tres Palacios anticipates that the contractual obligation as of December 31, 2010, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$ 417.1	$10.4	$22.8	$28.2	$355.7

The following represents the pro-forma consolidated statements of operations as if Tres Palacios had been included in the consolidated results of the Company for the three months ended December 31, 2009 (in millions):

Pro-Forma Consolidated Statements of Operations
Three Months Ended December 31, 2009
Revenue	$615.0
Net income	$41.2

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Revenue and net loss (including an allocation of intercompany interest expense) generated by Tres Palacios subsequent to the Company’s acquisition on October 14, 2010, amounted to $11.1 million and $6.1 million, respectively.

On October 19, 2010, Inergy completed the acquisition of the propane operating assets of Schenck Gas Services, LLC (“Schenck”), located in East Hampton, New York.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at December 31, 2010 and September 30, 2010, respectively (in millions):

	December 31, 2010		September 30, 2010
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	4.1	4.1	6.2	5.8
Natural gas (MMBTU’s)	0.2	—	—	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009
Derivatives in fair value hedging relationships:
Commodity (a)	$(0.2)	$(9.9)	$1.1	$10.2
Debt (b)	(0.5)	(0.6)	0.5	0.6

Total fair value of derivatives	$(0.7)	$(10.5)	$1.6	$10.8

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity (c)	$4.0	$11.6	$2.0	$5.3	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended December 31,
	2010	2009
Derivatives not designated as hedging instruments:
Commodity (d)	$2.5	$3.0

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2010 and September 30, 2010, were propane retailers, resellers, energy marketers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2010, is $14.6 million for which the Company has posted collateral of $0.7 million, in the normal course of business. The Company has received collateral of $4.6 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements (a)	Total
Assets
Assets from price risk management	$1.0	$25.5	$1.4	$27.9	$7.4	$20.5	$(12.7)	$15.2
Inventory	—	78.5	—	78.5	—	—	—	78.5
Interest rate swap	—	(0.5)	—	(0.5)	(0.5)	—	—	(0.5)

Total assets at fair value	$1.0	$103.5	$1.4	$105.9	$6.9	$20.5	$(12.7)	$93.2

Liabilities
Liabilities from price risk management	$1.3	$25.8	$2.4	$29.5	$10.5	$19.0	$(2.0)	$27.5

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended December 31, 2010
Beginning balance	$(0.4)
Beginning balance recognized during the period	0.2
Change in value of contracts executed during the period	(0.8)

Ending balance	$(1.0)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2010 and September 30, 2010, respectively (in millions):

	December 31, 2010	September 30, 2010
Credit agreement	$141.4	$—
Senior unsecured notes	1,650.0	1,650.0
Bond/swap premium	9.8	10.4
Fair value hedge adjustment on senior unsecured notes	(0.5)	—
Bond discount	(15.1)	(16.0)
Obligations under noncompetition agreements and notes to former owners of businesses acquired	21.5	21.8
Holdings term loan	—	24.5

Total debt	1,807.1	1,690.7
Less: current portion	16.2	29.6

Total long-term debt	$1,790.9	$1,661.1

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility will mature on November 22, 2013. Borrowings under these secured facilities are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

The Credit Agreement contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the Credit Agreement bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.50% to 2.75%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.50% to 3.75%.

At December 31, 2010, the balance outstanding under the Credit Agreement was $141.4 million, including $70.0 million borrowed for acquisitions and growth capital expenditures and $71.4 million borrowed for working capital purposes. At September 30, 2010, there was no balance outstanding under the Credit Agreement. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 3.26% and 5.25% at December 31, 2010, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $361.4 million and $505.3 million at December 31, 2010 and September 30, 2010, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $22.2 million and $19.7 million at December 31, 2010 and September 30, 2010, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

In December 2010, Inergy entered into an interest rate swap agreement scheduled to mature in March 2015. It is designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure.

Inergy’s swap agreement, which expires on the same date as the maturity date of the related senior unsecured notes due 2015 and contains call provisions consistent with the underlying senior unsecured notes, requires the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the six-month LIBOR interest rate plus a spread of 6.705% applied to the same aggregate notional amount of $25 million. The swap agreement has been accounted for as a fair value hedge. Amounts to be received or paid under the agreement are accrued and recognized over the life of the agreement as an adjustment to interest expense.

Prior to the completion of the Simplification Transaction, Holdings had a balance of $24.5 million on its term loan facility and no balance on its revolving bank facility. In conjunction with the Simplification Transaction, the above described debt balances were paid off in full and these facilities were terminated.

At December 31, 2010, the Company was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Note 8 – Partners’ Capital

Merger Conversion of Units

All unit and per unit amounts have been revised to reflect the conversion of Holdings common units to 0.77 Inergy common units as a result of the Merger (discussed in Note 1), which closed on November 5, 2010.

Class B Units

The Class B units have similar rights and obligations of Inergy common units except that the units will pay distributions in kind rather than in cash for a certain period of time. For a complete description of the Class B units, please see the Third Amended and Restated Agreement of Limited Partnership of Inergy, filed on Form 8-K on November 5, 2010.

Quarterly Distributions of Available Cash

A summary of Holdings limited partner quarterly distributions for the three months ended December 31, 2010 and 2009, is presented below:

	Three Months Ended December 31,
	2010	2009
Record date	October 22, 2010	November 6, 2009
Payment date	October 29, 2010	November 13, 2009
Per unit rate	$0.34	$0.368
Distribution amount (in millions)	$21.1	$17.2

A summary of Inergy’s limited partner quarterly distributions for the three months ended December 31, 2010 and 2009, is presented below:

	Three Months Ended December 31,
	2010	2009
Record date	October 22, 2010	November 6, 2009
Payment date	October 29, 2010	November 13, 2009
Per unit rate	$0.705	$0.675
Distribution amount (in millions)	$76.1	$55.2

On January 27, 2011, Inergy declared a distribution of $0.705 per limited partner unit to be paid on February 14, 2011, to unitholders of record on February 7, 2011, for a total distribution of $77.4 million with respect to the first fiscal quarter of 2011.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2010, the total of these firm purchase commitments was $180.5 million, all of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects primarily related to the North/South Pipeline Compression and Finger Lakes LPG midstream assets. The North/South Project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals and when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. At December 31, 2010, the total of these firm purchase commitments was $41.1 million and the purchases associated with these commitments will occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Following the announcement of the Merger Agreement, two unitholder class action lawsuits were filed as described in Item 3 of form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2010. The outcome of these lawsuits cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At December 31, 2010 and September 30, 2010, Inergy’s self-insurance reserves were $20.9 million and $19.3 million, respectively. Inergy estimates that $13.4 million of this balance will be paid subsequent to December 31, 2011. As such, $13.4 million has been classified in other-long-term liabilities on the consolidated balance sheets.

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for Schenck and Pennington are included in the propane segment, while results of operations for Tres Palacios are included in the midstream segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$277.7	$—	$—	$—	$277.7
Wholesale propane revenues	143.0	6.4	—	—	149.4
Storage, fractionation and other midstream revenues	—	104.1	(0.3)	—	103.8
Transportation revenues	5.2	4.3	—	—	9.5
Propane-related appliance sales revenues	6.8	—	—	—	6.8
Retail service revenues	5.1	—	—	—	5.1
Rental service and other revenues	7.8	—	—	—	7.8
Distillate revenues	35.9	—	—	—	35.9
Gross profit	162.3	42.9	(0.3)	—	204.9
Identifiable assets	287.3	73.7	—	—	361.0
Goodwill	341.6	411.1	—	20.2	772.9
Property, plant and equipment	788.5	1,346.2	—	12.0	2,146.7
Expenditures for property, plant and equipment	4.5	18.1	—	0.3	22.9

	Three Months Ended December 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$221.3	$—	$—	$—	$221.3
Wholesale propane revenues	143.3	7.7	—	—	151.0
Storage, fractionation and other midstream revenues	—	68.9	(0.4)	—	68.5
Transportation revenues	4.2	4.8	—	—	9.0
Propane-related appliance sales revenues	7.1	—	—	—	7.1
Retail service revenues	5.0	—	—	—	5.0
Rental service and other revenues	6.7	—	—	—	6.7
Distillate revenues	33.1	—	—	—	33.1
Gross profit	142.1	33.5	(0.4)	—	175.2
Identifiable assets	253.2	57.1	—	—	310.3
Goodwill	358.7	96.3	—	20.2	475.2
Property, plant and equipment	801.3	874.3	—	11.1	1,686.7
Expenditures for property, plant and equipment	4.3	27.2	—	0.1	31.6

Note 11 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 19, 2011, Inergy announced the pricing of $750 million in aggregate principal amount of senior unsecured notes (the “Notes Offering”). The 6.875% notes mature on August 1, 2021, and were issued at par. The Notes Offering closed on February 2, 2011.

On February 2, 2011, Inergy amended and restated its existing $525 million credit agreement to add a $300 million term loan facility (the “New Term Loan Facility”). Inergy will use the net proceeds from the Notes Offering and the New Term Loan Facility to: (1) fund its pending partial redemption of its 8.75% Senior Notes due 2015 (the “2015 Notes”); (2) fund its tender offers for portions of the (a) 6.875% Senior Notes due 2014 (the “2014 Notes”), (b) 2015 Notes outstanding upon completion of the partial redemption of the 2015 Notes, and (c) 8.25% Senior Notes due 2016 (the “2016 Notes”); and (3) redeem any of the 2014 Notes and 2016 Notes not acquired in the tender offers related to such notes. Any remaining net proceeds will be used to repay outstanding borrowings under Inergy’s revolving general partnership credit facility and its revolving working capital credit facility and to provide additional working capital for general partnership purposes. Inergy estimates that charges to net income associated with the tender offer will approximate $50 million.

On January 27, 2011, Inergy declared a distribution of $0.705 per limited partner unit to be paid on February 14, 2011, to unitholders of record on February 7, 2011, for a total distribution of $77.4 million with respect to the first fiscal quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2010.

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

Overview

We are a growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes four natural gas storage facilities (“Stagecoach”, “Thomas Corners”, “Steuben” and “Tres Palacios”), a liquefied petroleum gas (“LPG”) storage facility (“Finger Lakes LPG”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). We further intend to pursue our growth objectives in the propane and midstream business through, among other things, future acquisitions. Our propane acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through December 31, 2010, we have acquired 89 companies, including 82 retail propane companies and 7 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs.

On October 14, 2010, we completed the acquisition of Tres Palacios Gas Storage LLC (“Tres Palacios”), which owns and operates a natural gas storage facility located in Matagorda County, Texas. Tres Palacios leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless Tres Palacios elects not to extend the term of the lease. The lease payments vary based on the Federal Energy Regulatory Commission (“FERC”) certificated working gas capacity of the caverns which are in service as well as an incremental payment for physical volumes of gas injected and / or withdrawn from the caverns in service. Based on our current estimates, which assumes cavern 4 will be in service during the second fiscal quarter of 2014, we anticipate that the contractual obligation as of December 31, 2010, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$417.1	$10.4	$22.8	$28.2	$355.7

On October 19, 2010, we completed the acquisition of the propane operating assets of Schenck Gas Services, LLC (“Schenck”), located in East Hampton, New York. On November 15, 2010, we completed the acquisition of the propane assets of Pennington Energy Corporation (“Pennington”), headquartered in Morenci, Michigan.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010. At the main pricing hub of Mount Belvieu Texas during the three-month period ended December 31, 2010, propane prices ranged from a low of $1.17 per gallon to a high of $1.34 per gallon and a price of $1.32 per gallon at December 31, 2010. Our ability to pass on price increases to our customers and our hedging program limits the impact that such volatility has had on our results from operations. In the future, we will continue to hedge virtually 100% of our exposure from fixed price sales. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers which has resulted in a decline in gross profit. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through the 2009-2010 winter season with propane prices following a similar pattern for the majority of this time. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We do not attempt to predict or control the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. Demand for storage in our Texas Storage market is also projected to be strong, driven primarily by growth in natural gas fired generation. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect our operations. Traditionally, supply to our markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets we serve. These supply shifts and other changes to the natural gas market may have an impact on our storage operations and our development plans and may ultimately drive the need for more domestic capacity for natural gas storage.

Currently, we have three significant capital projects related to our midstream operations: (1) Finger Lakes LPG storage expansion, (2) North/South Pipeline Project and (3) MARC I Hub Line Project. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or natural gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in second half of 2011 pending regulatory approval.

The North/South Pipeline Project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals and when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. The North/South Project is supported by long-term contracts and is expected to be placed into service by late 2011.

The MARC I Hub Line Project is a 43 mile, 30” bi-directional pipeline located in Bradford, Sullivan, and Lycoming counties in Pennsylvania. The planned pipeline will extend between our Stagecoach South Lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) near its compressor station 319 and Transco’s Leidy Line near its compressor station 517. The MARC I Hub Line Project is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. We expect the MARC I Hub Line Project to be placed into service in mid-2012.

Our MARC I Hub Line Project and the North/South Project, when placed into service, will allow us to wheel volumes on a firm transportation basis through approximately 75 miles of pipe to and from TPG’s 300 Line, Transco’s Leidy Line and the Millennium Pipeline and all points in between. The two projects combined are expected to add over 45,000 horsepower of additional compression and 875,000 dekatherms per day of transportation capacity to our midstream business in the Northeast.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at December 31, 2010, of $41.1 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table summarizes the consolidated statement of operations components for the three months ended December 31, 2010 and 2009, respectively (in millions):

	Three Months Ended December 31,		Change
	2010	2009	In Dollars	Percentage
Revenue	$596.0	$501.7	$94.3	18.8%
Cost of product sold	391.1	326.5	64.6	19.8

Gross profit	204.9	175.2	29.7	17.0
Operating and administrative expenses	84.5	68.7	15.8	23.0
Depreciation and amortization	46.4	37.1	9.3	25.1
Loss on disposal of assets	2.3	2.0	0.3	15.0

Operating income	71.7	67.4	4.3	6.4
Interest expense, net	(33.1)	(21.3)	(11.8)	(55.4)
Other income	0.1	—	0.1	*

Income before income taxes	38.7	46.1	(7.4)	(16.1)
Provision for income taxes	0.2	0.3	(0.1)	(33.3)

Net income	38.5	45.8	(7.3)	(15.9)
Net (income) loss attributable to non-controlling partners	28.2	(29.3)	57.5	196.2

Net income attributable to partners	$66.7	$16.5	$50.2	304.2%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended December 31, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$277.7	$221.3	$56.4	25.5%	107.1	102.5	4.6	4.5%
Wholesale propane	149.4	151.0	(1.6)	(1.1)	116.1	140.1	(24.0)	(17.1)
Other retail	60.8	56.1	4.7	8.4	—	—	—	—
Storage, fractionation and midstream	108.1	73.3	34.8	47.5	—	—	—	—

Total	$596.0	$501.7	$94.3	18.8%	223.2	242.6	(19.4)	(8.0)%

Volume. During the three months ended December 31, 2010, we sold 107.1 million retail gallons of propane, an increase of 4.6 million gallons or 4.5% from the 102.5 million retail gallons sold during the same three-month period in 2009. Gallons sold during the three months ended December 31, 2010 increased as compared to the same prior year period as a result of acquisition-related volume of 20.6 million gallons partially offset by lower volumes sold at our existing locations of 16.0 million gallons. The primary cause of the declining volumes at existing locations was (1) a decline in low margin agricultural propane sold due to lesser crop drying demand in the current year period compared to prior year, (2) continued customer conservation, which we believe has resulted from the continued impact of the overall weak United States economic environment and to a lesser extent the lingering effects of higher propane costs, which have been at record high prices the past several years, and (3) volume declines from net customer losses. The average wholesale cost of propane has increased approximately 15% during the three months ended December 31, 2010, compared to the same prior year period and the average cost in calendar year 2010 was approximately 38% higher than calendar year 2009, continuing to impact customers buying decisions and conservation trends. Although we believe it takes an entire winter season (i.e. October through March) to most accurately assess the impact of temperatures on volume, serving to offset the decline in propane gallons sold was weather in the current year period that was approximately 5.4% colder than last year and 4.7% colder than normal in our areas of operations.

Wholesale gallons delivered decreased 24.0 million gallons, or 17.1%, to 116.1 million gallons in the three months ended December 31, 2010, from 140.1 million gallons in the three months ended December 31, 2009. The decrease was due primarily to lower demand and volumes sold to existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 17.3 million gallons, or 17.8%, to 80.1 million gallons during the three months ended December 31, 2010, from 97.4 million gallons during the same three-month period in 2009. This decrease was primarily attributable to decreased volume processed, partially offset by increased volume of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the three months ended December 31, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted. Our newly acquired Tres Palacios storage facility was 90% contracted during the three months ended December 31, 2010.

Revenues. Revenues for the three months ended December 31, 2010, were $596.0 million, an increase of $94.3 million, or 18.8%, from $501.7 million during the same three-month period in 2009.

Revenues from retail propane sales were $277.7 million for the three months ended December 31, 2010, compared to $221.3 million during the same three-month period in 2009. This $56.4 million, or 25.5%, increase was due to acquisition-related sales and a higher overall average selling price of propane, which resulted in higher retail propane revenues of $51.5 million and $39.5 million, respectively. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $34.6 million revenue decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $149.4 million in the three months ended December 31, 2010, a decrease of $1.6 million or 1.1%, from $151.0 million in the three months ended December 31, 2009. This decrease resulted from lower volumes sold to existing and new customers which contributed $25.9 million to the decrease. This decrease was partially offset by $24.3 million due to the higher average sales price of propane.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $60.8 million for the three months ended December 31, 2010, an increase of $4.7 million, or 8.4%, from $56.1 million during the same three-month period in 2009. Revenue from other retail sales increased mostly as a result of acquisition related-sales of $2.9 million and an increase in distillate revenues of $2.8 million, partially offset by a $1.0 decline in other retail revenues. Distillate revenues from existing locations increased as a result of a higher comparable average selling price of distillates due to a higher wholesale cost, partially offset by lower volume sold.

Revenues from storage, fractionation and other midstream activities were $108.1 million for the three months ended December 31, 2010, an increase of $34.8 million or 47.5% from $73.3 million during the same three-month period in 2009. Revenues from our West Coast NGL operations increased $19.4 million primarily as a result of increased natural gas liquid products sold, along with higher average selling prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility and the commencement of Thomas Corners gas storage contracts in April 2010 increased revenues by $11.1 million and $2.9 million, respectively.

Cost of Product Sold. Cost of product sold for the three months ended December 31, 2010, was $391.1 million, an increase of $64.6 million, or 19.8%, from $326.5 million during the same three-month period in 2009.

Retail propane cost of product sold was $145.0 million for the three months ended December 31, 2010, an increase of $35.7 million, or 32.7%, when compared to $109.3 million for the same three-month period in 2009. This higher retail cost of product sold was driven by a $28.8 million increase associated with acquisition-related sales and a $22.7 million increase arising from a higher average per gallon cost of propane. Also contributing to a higher cost of product sold was a $1.6 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $17.4 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above.

Wholesale propane cost of product sold in the three months ended December 31, 2010, was $143.4 million, an increase of $0.4 million or 0.3%, from wholesale cost of product sold of $143.0 million in the three months ended December 31, 2009. This increase resulted from the higher average purchase price of propane which contributed to $24.9 million of the increase, offset by $24.5 million due to the lower volumes sold to existing and new customers.

Other retail cost of product sold was $37.1 million for the three months ended December 31, 2010, compared to $33.4 million during the same three-month period in 2009. This $3.7 million, or 11.1%, increase was primarily due to a $2.7 million increase in the cost for distillates and a $1.0 million increase in the cost of product sold associated with acquisition-related sales. The increase in the cost of product sold for distillates was driven by a $4.5 million increase due to a higher overall commodity cost, partially offset by a $1.8 million decline due to lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $65.6 million for the three months ended December 31, 2010, an increase of $24.8 million, or 60.8%, from $40.8 million during the same three-month period in 2009. Costs from our West Coast NGL operations were $22.4 million higher as a result of increased natural gas liquid products sold, along with higher average commodity prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility resulted in a $1.9 million increase in cost of product sold year over year.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $18.9 million and $16.5 million for the three months ended December 31, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.5 million and $7.6 million for the three months ended December 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $24.6 million and $17.9 million for the three months ended December 31, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.1 million and $0.6 million for the three months ended December 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended December 31, 2010, was $204.9 million, an increase of $29.7 million, or 17.0%, from $175.2 million during the same three-month period in 2009.

Retail propane gross profit was $132.7 million for the three months ended December 31, 2010, compared to $112.0 million in the same three-month period in 2009. This $20.7 million, or 18.5%, increase was primarily driven by acquisitions and a higher cash margin per gallon, which contributed increases of $22.7 million and $16.8 million respectively. The higher cash margin per gallon was primarily due to the average selling price increasing at a greater rate than the increased cost of propane. These factors were partially offset by a gross profit decline of $17.2 million attributable to lower retail gallon sales at existing locations as discussed above and a $1.6 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above.

Wholesale propane gross profit was $6.0 million in the three months ended December 31, 2010, compared to $8.0 million in the three months ended December 31, 2009, a decrease of $2.0 million or 25.0%. The decrease in gross profit was primarily the result of lower volumes sold to existing and new customers and lower margins, contributing $1.4 million and $0.6 million, respectively, to the decrease.

Other retail gross profit was $23.7 million for the three months ended December 31, 2010, compared to $22.7 million for the same three-month period in 2009. This $1.0 million, or 4.4%, increase was due primarily to higher gross profit from acquisitions of $1.9 million, partially offset by a $0.9 million decline in other retail gross profit.

Storage, fractionation and other midstream gross profit was $42.5 million in the three months ended December 31, 2010, compared to $32.5 million in the same three-month period in 2009, an increase of $10.0 million, or 30.8%. This increase was primarily attributable to the gas storage acquisition of Tres Palacios, which contributed $9.2 million to the higher gross profit. The completion of our Thomas Corners gas storage facility in November 2009, and the relating storage contracts coming online in April 2010, also increased gross profit by $2.8 million. This increase was partially offset by a $3.0 million decrease attributable to our West Coast NGL operations primarily as a result of lower volumes processed as discussed above.

Operating and Administrative Expenses. Operating and administrative expenses were $84.5 million for the three months ended December 31, 2010, compared to $68.7 million in the same three-month period in 2009, an increase of $15.8 million or 23.0%. Included in the 2010 operating expenses are $8.6 million of transaction costs, primarily financing commitment expenses for the Tres Palacios acquisition, directly related to closing acquisitions during the period. There were no similar expenses in the prior year. In addition, operating expenses increased $12.5 million due to the operations of acquisitions, partially offset by lower personnel costs from existing operations, which decreased $3.2 million, and lower insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $46.4 million for the three months ended December 31, 2010, compared to $37.1 million during the same three-month period in 2009. This $9.3 million, or 25.1%, increase resulted primarily from acquisitions.

Interest Expense. Interest expense was $33.1 million for the three months ended December 31, 2010, compared to $21.3 million during the same three-month period in 2009. This $11.8 million, or 55.4%, increase was due primarily to an increase in the average outstanding borrowings during the period due to acquisitions and, to a lesser extent, an increase in the average interest rate incurred on those borrowings. Additionally, during the three months ended December 31, 2010 and 2009, we capitalized $2.0 million and $1.5 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2010, was $0.2 million compared to $0.3 million in the same three-month period in 2009. The provision for income taxes for the three months ended December 31, 2010, was composed of current income tax expense.

Net Income. Net income was $38.5 million for the three months ended December 31, 2010, compared to net income of $45.8 million for the same three-month period in 2009. The $7.3 million, or 15.9%, decrease in net income was primarily attributable to increased depreciation and amortization, operating and administrative expenses and interest expense in the 2010 period, partially offset by higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended December 31, 2010 and 2009, respectively (in millions):

	Three Months Ended December 31,
	2010	2009
EBITDA:
Net income attributable to partners	$66.7	$16.5
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	—	(0.1)
Net income (loss) attributable to non-controlling partners in Inergy, L.P.	(28.2)	28.9
Interest expense, net	33.1	21.3
Provision for income taxes	0.2	0.3
Depreciation and amortization	46.4	37.1

EBITDA	$118.2	$104.0

Non-cash gain on derivative contracts	(0.4)	(2.0)
Long-term incentive and equity compensation expense	1.4	2.1
Loss on disposal of assets	2.3	2.0
Transaction costs	8.6	—

Adjusted EBITDA	$130.1	$106.1

(a) ITDA – Interest expense, taxes, depreciation and amortization expense.

	Three Months Ended December 31,
	2010	2009
EBITDA:
Net cash provided by operating activities	$19.1	$49.1
Net changes in working capital balances	70.7	39.0
Provision for doubtful accounts	0.8	0.9
Amortization of deferred financing costs and net bond discount	(2.0)	(1.9)
Long-term incentive and equity compensation expense	(1.4)	(2.1)
Loss on disposal of assets	(2.3)	(2.0)
Interest of non-controlling partners in ASC’s consolidated EBITDA	—	(0.5)
Deferred income tax	—	(0.1)
Interest expense, net	33.1	21.3
Provision for income taxes	0.2	0.3

EBITDA	$118.2	$104.0

Non-cash gain on derivative contracts	(0.4)	(2.0)
Long-term incentive and equity compensation expense	1.4	2.1
Loss on disposal of assets	2.3	2.0
Transaction costs	8.6	—

Adjusted EBITDA	$130.1	$106.1

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the three months ended December 31, 2010 and 2009, EBITDA was $118.2 million and $104.0 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $130.1 million for the three months ended December 31, 2010, compared to $106.1 million in the same three-month period in 2009. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $19.1 million and $49.1 million for the three-month periods ending December 31, 2010 and 2009, respectively. The $30.0 million decrease in operating cash flows was primarily attributable to changes in working capital balances.

Net investing cash outflows were $190.2 million and $225.1 million for the three-month periods ending December 31, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $588.0 million investment in escrow account that was utilized to fund the Tres Palacios acquisition and a $13.9 million decrease in capital expenditures, partially offset by a $566.9 million increase in cash outlays related to acquisitions.

Net financing cash inflows were $46.0 million and $180.2 million for the three-month periods ending December 31, 2010 and 2009, respectively. The net change was primarily impacted by $123.4 million lesser proceeds related to the issuance of long-term debt, net of payments on long-term debt, a $13.7 million increase in distributions paid to non-controlling partners, partially offset by a $9.5 million decrease in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of December 31, 2010, we have firm purchase commitments totaling approximately $41.1 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facility

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaced our former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 3.26% and 5.25% at December 31, 2010. At December 31, 2010, borrowings outstanding under the Credit Agreement were $141.4 million, including $70.0 million borrowed for acquisitions and growth capital expenditures and $71.4 million borrowed for working capital purposes. The Credit Agreement is guaranteed by substantially all of our wholly-owned domestic subsidiaries.

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

On January 19, 2011, we announced the pricing of $750 million in aggregate principal amount of senior unsecured notes (the “Notes Offering”). The 6.875% notes mature on August 1, 2021, and were issued at par. The Notes Offering closed on February 2, 2011.

On February 2, 2011, we amended and restated our existing $525 million credit agreement to add a $300 million term loan facility (the “New Term Loan Facility”). We will use the net proceeds from the Notes Offering and the New Term Loan Facility to: (1) fund the pending partial redemption of our 8.75% Senior Notes due 2015 (the “2015 Notes”); (2) fund the tender offers for portions of the (a) 6.875% Senior Notes due 2014 (the “2014 Notes”), (b) 2015 Notes outstanding upon completion of the partial redemption of the 2015 Notes, and (c) 8.25% Senior Notes due 2016 (the “2016 Notes”); and (3) redeem any of the 2014 Notes and 2016 Notes not acquired in the tender offers related to such notes. Any remaining net proceeds will be used to repay outstanding borrowings under our revolving general partnership credit facility and our revolving working capital credit facility and to provide additional working capital for general partnership purposes. We estimate that charges to net income associated with the tender offer will approximate $50 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2010, we had floating rate obligations totaling $166.4 million borrowed under our Credit Agreement and our interest rate swap, which converts a portion of our fixed rate senior unsecured notes due 2015 to floating, with a notional amount of $25 million. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2010 levels, our interest expense would change by a total of approximately $1.7 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2010 and September 30, 2010, was assets of $15.2 million and $22.5 million, respectively, and liabilities of $27.5 million and $24.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.2 million change in the market value of the contracts as there were 1.3 million gallons of net unbalanced positions at December 31, 2010.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2011, we completed the acquisitions of Tres Palacios, Schenck and Pennington. See Note 4 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for discussion of the acquisitions and related financial data.

We are currently in the process of evaluating the internal controls and procedures of our current acquisitions. Further, we are in the process of integrating their operations. Management will continue to evaluate our internal control over financial reporting as we execute integration activities; however, integration activities could materially affect our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

The Company has identified two additional risk factors, as discussed below, in addition to those disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Our operations are subject to compliance with environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent federal, regional, state and local laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection. Such environmental laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable laws, the application of specific health and safety criteria addressing worker protections and the imposition of restrictions on the generation, handling, treatment, storage, disposal and transportation of materials and wastes. Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting some or all of our activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where materials or wastes have been disposed or otherwise released. In the course of our operations, generated materials or wastes may have been spilled or released from properties owned or leased by us or on or under other locations where these materials or wastes have been taken for recycling or disposal. In addition, many of the properties owned or leased by us were previously operated by third parties whose management, disposal or release of materials and wastes was not under our control. Accordingly, we may be liable for the costs of cleaning up or remediating contamination arising out of our operations or as a result of activities by others who previously occupied or operated on properties now owned or leased by us. Private parties, including the owners of properties that we lease and facilities where our materials or wastes are taken for recycling or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for the propane we sell or the natural gas and NGLs we store or fractionate as part of our midstream services. We may not be able to recover some or any of these additional costs from insurance.

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for our midstream services.

In December 2009, the U.S. Environmental Protection Agency, or “EPA,” published its findings that emissions of carbon dioxide, methane and other greenhouse gases, or “GHGs,” present an endangerment to public heath and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Accordingly, the EPA has adopted and implemented regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and also may trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. In June 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. In addition, on November 30, 2010, the EPA published a final rule expanding its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore natural gas, processing, transmission, storage and distribution facilities. The reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states, including California, have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions such as electric power plants or major producers of fuels such as refineries or natural gas processing plants to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of any legislation or regulations that require reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: February 3, 2011	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)