Form 10-Q
period 2011-03-31
INERGY L P
filed 2011-05-10
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2011	September 30, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18.5	$144.4
Restricted cash	—	588.0
Accounts receivable, less allowance for doubtful accounts of $2.8 million and $3.2 million at March 31, 2011 and September 30, 2010, respectively	195.8	108.0
Inventories (Note 3)	66.8	137.1
Assets from price risk management activities	10.2	22.5
Prepaid expenses and other current assets	27.8	15.5

Total current assets	319.1	1,015.5

Property, plant and equipment (Note 3)	2,444.8	1,695.2
Less: accumulated depreciation	516.2	445.1

Property, plant and equipment, net	1,928.6	1,250.1

Intangible assets (Note 3):
Customer accounts	413.6	408.0
Other intangible assets	155.9	160.5

	569.5	568.5
Less: accumulated amortization	170.1	162.1

Intangible assets, net	399.4	406.4

Goodwill	496.6	444.3
Other assets	1.7	1.5

Total assets	$3,145.4	$3,117.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$97.7	$88.4
Accrued expenses	72.4	62.5
Customer deposits	18.0	56.8
Liabilities from price risk management activities	11.3	24.3
Current portion of long-term debt (Note 7)	9.2	29.6

Total current liabilities	208.6	261.6

Long-term debt, less current portion (Note 7)	1,813.2	1,661.1
Other long-term liabilities	16.3	14.3
Deferred income taxes	20.7	20.7

Partners’ capital (Note 8):
Limited partner unitholders (109,887,821 and 36,303,699 common units issued and outstanding as of March 31, 2011 and September 30, 2010, respectively, and 11,764,212 and 11,568,560 Class B units issued and outstanding at March 31, 2011 and September 30, 2010, respectively)	1,086.6	53.3

Total Inergy, L.P. partners’ capital	1,086.6	53.3
Interest of non-controlling partners in subsidiaries	—	1,106.8

Total partners’ capital	1,086.6	1,160.1

Total liabilities and partners’ capital	$3,145.4	$3,117.8

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Propane	$540.4	$551.5	$967.5	$923.8
Other	180.1	139.6	349.0	269.0

	720.5	691.1	1,316.5	1,192.8
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	366.7	368.2	655.1	620.5
Other	111.0	83.2	213.7	157.4

	477.7	451.4	868.8	777.9

Gross profit	242.8	239.7	447.7	414.9
Expenses:
Operating and administrative	81.7	87.2	166.2	155.9
Depreciation and amortization	47.4	40.1	93.8	77.2
Loss on disposal of assets	0.3	1.7	2.6	3.7

Operating income	113.4	110.7	185.1	178.1

Other income (expense):
Interest expense, net	(27.2)	(23.0)	(60.3)	(44.3)
Early extinguishment of debt (Note 7)	(49.4)	—	(49.4)	—
Other income	—	0.1	0.1	0.1

Income before income taxes	36.8	87.8	75.5	133.9
Provision for income taxes	0.2	0.6	0.4	0.9

Net income	36.6	87.2	75.1	133.0
Net (income) loss attributable to non-controlling partners	—	(65.9)	28.2	(95.2)

Net income attributable to partners	$36.6	$21.3	$103.3	$37.8

Total limited partners’ interest in net income	$36.6	$21.3	$103.3	$37.8

Net income per limited partner unit:
Basic	$0.33	$0.60	$1.08	$1.07

Diluted	$0.30	$0.44	$0.96	$0.79

Weighted-average limited partners’ units outstanding (in thousands):
Basic	109,797	35,655	95,553	35,477
Dilutive units	11,865	12,324	11,771	12,272

Diluted	121,662	47,979	107,324	47,749

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2010	$53.3	$1,106.8	$1,160.1
Net proceeds from common unit options exercised	2.0	3.0	5.0
Unit-based compensation charges	1.5	1.4	2.9
Costs associated with the simplification of capital structure	(0.5)	(0.4)	(0.9)
Retirement of common units	(1.6)	—	(1.6)
Distributions	(98.5)	(51.5)	(150.0)
Acquisition of non-controlling interest	1,032.9	(1,032.9)	—
Other	(0.2)	(0.2)	(0.4)
Comprehensive income:
Net income (loss)	103.3	(28.2)	75.1
Change in unrealized fair value on cash flow hedges	(5.6)	2.0	(3.6)

Comprehensive income			71.5

Balance at March 31, 2011	$1,086.6	$—	$1,086.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2011	2010
Operating activities
Net income	$75.1	$133.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	74.3	62.6
Amortization	19.5	14.6
Amortization of deferred financing costs, swap premium and net bond discount	3.8	3.7
Unit-based compensation charges	2.9	2.2
Provision for doubtful accounts	0.2	(0.3)
Loss on disposal of assets	2.6	3.7
Deferred income tax	—	0.3
Early extinguishment of debt	11.2	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(84.5)	(54.1)
Inventories	70.8	25.3
Prepaid expenses and other current assets	(11.4)	7.8
Other assets (liabilities)	0.8	(1.4)
Accounts payable and accrued expenses	(0.2)	3.9
Customer deposits	(38.7)	(41.1)
Net liabilities from price risk management activities	(4.6)	(20.2)

Net cash provided by operating activities	121.8	140.0

Investing activities
Acquisitions, net of cash acquired	(757.4)	(262.2)
Purchases of property, plant and equipment	(65.2)	(57.8)
Proceeds from sale of assets	18.3	3.8
Proceeds from redemption of bond offering escrow	588.0	—

Net cash used in investing activities	(216.3)	(316.2)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2011	2010
Financing activities
Proceeds from the issuance of long-term debt	$1,636.7	$650.8
Principal payments on long-term debt	(1,505.1)	(548.1)
Distributions	(98.5)	(36.5)
Distributions paid to non-controlling partners	(51.5)	(79.7)
Payments for deferred financing costs	(16.7)	(9.9)
Costs associated with the simplification of capital structure	(0.9)	—
Net proceeds from issuance of common units	—	199.8
Net proceeds from common unit options exercised	5.0	3.1
Proceeds from swap settlement	—	4.3
Other	(0.4)	—

Net cash (used in) provided by financing activities	(31.4)	183.8

Net increase (decrease) in cash	(125.9)	7.6
Cash at beginning of period	144.4	11.7

Cash at end of period	$18.5	$19.3

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$4.1	$6.4

Net change to property, plant and equipment through accounts payable and accrued expenses	$5.8	$(6.8)

Change in the fair value of interest rate swap liability and related long-term debt	$(2.0)	$(0.8)

Acquisitions, net of cash acquired:
Current assets	$5.0	$26.2
Property, plant and equipment	435.8	115.2
Contractual rights	266.9	—
Intangible assets, net	8.7	74.6
Goodwill	52.3	86.7
Other assets	1.0	0.1
Current liabilities	(12.3)	(50.7)
Acquisition of ASC minority interest	—	10.1

Total acquisitions, net of cash acquired	$757.4	$262.2

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

Because of the changes the Simplification Transaction has had on these financial statements and Inergy’s organizational structure, and because the nature of the pre-simplification and post-simplification Inergy entities are significantly different, these notes to consolidated financial statements refer to specific Inergy entities, with Inergy, L.P. prior to the simplification referred to as “Holdings” and after the simplification as “Inergy”, and the controlled operating subsidiary of Inergy, L.P. prior to the Merger is referred to as “Inergy”. References to “the Company” or “Inergy” in the footnotes related to the policies and procedures of Inergy, L.P. refer to Inergy, L.P. subsequent to the simplification. Other references to “the Company” or “we”, “our” and “us” throughout the document refer to the controlled subsidiary of Inergy, L.P. prior to the simplification if the timing of the statement is prior to November 5, 2010, and to Inergy, L.P. subsequent to the simplification if the timing of the statement is subsequent to November 5, 2010. The operating activities of the Inergy, L.P. controlled subsidiary prior to the Merger and Inergy, L.P. subsequent to the Merger are identical.

Nature of Operations

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas and natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt.

Basis of Presentation

The financial information contained herein as of March 31, 2011, and for the three-month and six-month periods ended March 31, 2011 and 2010, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The propane business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2011, are not indicative of the results of operations that may be expected for the entire fiscal year.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net loss of $0.9 million and no net loss in the three months ended March 31, 2011 and 2010, respectively, and no net gain and a $0.3 million net gain in the six months ended March 31, 2011 and 2010, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, Inergy recognized no gain for the three months ended March 31, 2011 and 2010, and no gain and a net gain of $0.4 million for the six months ended March 31, 2011 and 2010, respectively, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income was $0.7 million and $4.4 million at March 31, 2011 and September 30, 2010, respectively. Approximately $1.3 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months. Inergy’s comprehensive income was $31.0 million and $69.7 million for the three months ended March 31, 2011 and 2010, respectively, and $71.5 million and $121.7 million for the six months ended March 31, 2011 and 2010, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances, as well as certain direct costs incurred in providing storage services. Operating and administrative expenses consist of all expenses incurred other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $53.4 million and $46.7 million for the three months ended March 31, 2011 and 2010, respectively, and $105.5 million and $89.3 million for the six months ended March 31, 2011 and 2010, respectively,.

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

Inventories

Inventories for propane operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at March 31, 2011 and September 30, 2010, amount to $13.1 million and $82.6 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks and deferred financing costs. Customer accounts, covenants not to compete and trademarks have arisen from acquisitions. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15
Covenants not to compete	2–10
Deferred financing costs	1–10

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Goodwill

Goodwill is recognized for various acquisitions as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2010. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2011.

Income Taxes

Inergy is a publicly-traded master limited partnership. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless the partnership generates at least 90% of its gross income from qualifying sources. If the qualifying income requirement is satisfied, the publicly-traded partnership will be treated as a partnership for federal income tax purposes. Inergy Sales and Service, Inc. (“Services”), a subsidiary of Inergy, does not generate at least 90% of its gross income from qualifying sources, and as such, federal and state income taxes are provided on the taxable income of Services. The earnings of the Company and its limited liability subsidiaries are included in the Federal and state income tax returns of the individual members or partners. However, legislation in certain states allows for taxation of partnerships, and as such, certain state taxes for Inergy have been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states. In addition, Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA and Services). The Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

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

Income Per Unit

Inergy calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest by the weighted-average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted-average number of units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company was $1.5 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively, and $2.9 million and $2.2 million during the six months ended March 31, 2011 and 2010, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of March 31, 2011, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,531.0 million compared with the aggregate principal amount at maturity of $1,466.1 million. At March 31, 2011, the Company’s credit agreement (“Credit Agreement”) provided a $75 million revolving working capital facility (“Working Capital Facility”), a $450 million revolving general partnership facility (“General Partnership Facility”) and a $300 million term loan facility (“Term Loan Facility”). The carrying value at March 31, 2011, of amounts outstanding under the Credit Agreement of $342.5 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at March 31, 2011 and September 30, 2010, respectively (in millions):

	March 31, 2011	September 30, 2010
Propane gas and other liquids	$49.1	$121.0
Appliances, parts, supplies and other	17.7	16.1

Total inventory	$66.8	$137.1

Property, plant and equipment consisted of the following at March 31, 2011 and September 30, 2010, respectively (in millions):

	March 31, 2011	September 30, 2010
Tanks and plant equipment	$1,066.3	$937.9
Land and buildings	774.8	385.9
Vehicles	125.2	122.5
Construction in process	273.7	104.4
Reserve gas	128.9	69.8
Salt deposits	41.6	41.6
Office furniture and equipment	34.3	33.1

	2,444.8	1,695.2
Less: accumulated depreciation	516.2	445.1

Total property, plant and equipment, net	$1,928.6	$1,250.1

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks had a value of $461.9 million with an associated accumulated depreciation balance of $112.4 million at March 31, 2011.

Intangible assets consisted of the following at March 31, 2011 and September 30, 2010, respectively (in millions):

	March 31, 2011	September 30, 2010
Customer accounts	$413.6	$408.0
Covenants not to compete	83.4	79.4
Deferred financing and other costs	41.6	50.2
Trademarks	30.9	30.9

	569.5	568.5
Less: accumulated amortization	170.1	162.1

Total intangible assets, net	$399.4	$406.4

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Business Acquisitions

On October 14, 2010, Inergy completed the acquisition of Tres Palacios Gas Storage LLC (“Tres Palacios”), which owns and operates a natural gas storage facility located in Matagorda County, Texas. Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 bcf of Federal Energy Regulatory Commission (“FERC”) certificated working gas capacity (Caverns 1-3). The facility is expandable by an additional 9.5 bcf of working gas capacity, which Inergy expects to place in service by or before 2014 (Cavern 4).

The Company is in the process of finalizing its valuations of certain property, plant and equipment as well as identifiable intangible assets; thus the provisional measurements of property, plant and equipment, intangible assets and goodwill are subject to material change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

October 14, 2010
Accounts receivable	$6.3
Prepaid expenses and other current assets	0.8
Property, plant and equipment	414.0
Contractual rights	266.9
Other	1.0

Total identifiable assets acquired	689.0
Current liabilities	11.7

Total liabilities assumed	11.7

Net identifiable assets acquired	677.3
Goodwill	45.2

Net assets acquired	$722.5

The $45.2 million of goodwill will be assigned to the midstream operations segment.

Tres Palacios leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless Tres Palacios elects not to extend the term of the lease. The lease payments vary based on the FERC-certificated working gas capacity of the caverns which are in service as well as an incremental payment for physical volumes of gas injected and / or withdrawn from the caverns in service. Based on its current estimates, which assumes Cavern 4 will be in service during the second fiscal quarter of 2014, Tres Palacios anticipates that the contractual obligation as of March 31, 2011, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$ 406.7	$—	$22.8	$28.2	$355.7

The following represents the pro-forma consolidated statements of operations as if Tres Palacios had been included in the consolidated results of the Company for the three-month and six-month periods ended March 31, 2010 (in millions):

	Pro-Forma Consolidated Statements of Operations
	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Revenue	$704.2	$1,225.0
Net income	$83.3	$131.9

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

Revenue and net loss (including an allocation of intercompany interest expense) generated by Tres Palacios subsequent to the Company’s acquisition on October 14, 2010, amounted to $23.9 million and $6.8 million, respectively.

On October 19, 2010, Inergy completed the acquisition of the propane assets of Schenck Gas Services, LLC (“Schenck”), located in East Hampton, New York.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at March 31, 2011 and September 30, 2010, respectively (in millions):

	March 31, 2011		September 30, 2010
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	2.3	2.2	6.2	5.8

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives in fair value hedging relationships:
Commodity (a)	$9.5	$15.9	$9.3	$6.0
Debt (b)	(1.5)	0.1	(2.0)	(0.1)

Total fair value of derivatives	$8.0	$16.0	$7.3	$5.9

	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives in fair value hedging relationships:
Commodity (a)	$(10.4)	$(15.9)	$(9.3)	$(5.7)
Debt (b)	1.5	(0.1)	2.0	0.1

Total fair value of derivatives	$(8.9)	$(16.0)	$(7.3)	$(5.6)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity (c)	$0.7	$(0.9)	$1.1	$0.1

	Amount of Gain (Loss) Reclassified from OCI to Net Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity (c)	$6.3	$16.7	$4.7	$11.5

	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives and Amount Excluded from Testing
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$—	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Commodity (d)	$3.2	$3.6	$5.7	$6.6

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2011 and September 30, 2010, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2011, is $6.6 million for which the Company has posted no collateral in the normal course of business. The Company has received collateral of $5.6 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of March 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 (in millions):

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements (a)	Total
Assets
Assets from price risk management	$1.6	$18.2	$1.4	$21.2	$1.8	$19.4	$(11.0)	$10.2
Inventory	—	13.1	—	13.1	—	—	—	13.1
Interest rate swap	—	(2.0)	—	(2.0)	(2.0)	—	—	(2.0)

Total assets at fair value	$1.6	$29.3	$1.4	$32.3	$(0.2)	$19.4	$(11.0)	$21.3

Liabilities
Liabilities from price risk management	$0.7	$12.6	$1.9	$15.2	$1.2	$14.0	$(3.9)	$11.3

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended March 31, 2011
Beginning balance	$(0.4)
Beginning balance recognized during the period	0.5
Change in value of contracts executed during the period	(0.6)

Ending balance	$(0.5)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2011 and September 30, 2010, respectively (in millions):

	March 31, 2011	September 30, 2010
Credit agreement:
General partnership facility	$38.0	$—
Working capital facility	4.5	—
Term loan facility	300.0	—
Senior unsecured notes	1,466.1	1,650.0
Bond/swap premium	2.8	10.4
Fair value hedge adjustment on senior unsecured notes	(2.0)	—
Bond discount	(7.4)	(16.0)
Obligations under noncompetition agreements and notes to former owners of businesses acquired	20.4	21.8
Holdings term loan	—	24.5

Total debt	1,822.4	1,690.7
Less: current portion	9.2	29.6

Total long-term debt	$1,813.2	$1,661.1

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

On February 2, 2011, Inergy amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The term loan matures on February 2, 2015, and bears interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.00% to 2.25%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

The Credit Agreement contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the General Partnership Facility and Working Capital Facility bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

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

Inergy used the net proceeds from the Notes Offering and the Term Loan Facility to: (1) fund its partial redemption of its 8.75% Senior Notes due 2015 (the “2015 Notes”); (2) fund its tender offers for portions of the (a) 6.875% Senior Notes due 2014 (the “2014 Notes”), (b) 2015 Notes outstanding upon completion of the partial redemption of the 2015 Notes, and (c) 8.25% Senior Notes due 2016 (the “2016 Notes”); and (3) redeem all 2014 Notes and 2016 Notes not acquired in

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the tender offers related to such notes. The remaining net proceeds were used to repay outstanding borrowings under the General Partnership Facility and the Working Capital Facility and to provide additional working capital for general partnership purposes. The charges to net income associated with the tender offer and redemption were $49.4 million.

At March 31, 2011, the balance outstanding under the Credit Agreement was $342.5 million, including $38.0 million borrowed for acquisitions and growth capital expenditures, $4.5 million borrowed for working capital purposes and $300 million borrowed under the Term Loan Facility. At September 30, 2010, there was no balance outstanding under the Credit Agreement. The interest rates of the General Partnership Facility and Working Capital Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 4.01% and 6.0% at March 31, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.51% at March 31, 2011. Availability under the Credit Agreement amounted to $459.1 million and $505.3 million at March 31, 2011 and September 30, 2010, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $23.4 million and $19.7 million at March 31, 2011 and September 30, 2010, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. This requirement was met in April 2011.

During fiscal year 2011, Inergy entered into ten interest rate swaps, one of which is scheduled to mature in 2015 and the remaining nine are scheduled to mature in 2018. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the six-month LIBOR interest rate plus a spread of 6.705% on the swap maturing in 2015 and 3.25% to 3.46% on the swaps maturing in 2018 applied to the same aggregate notional amount of $250 million. These swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

In addition, during fiscal year 2011, Inergy entered into three interest rate swap agreements scheduled to mature in 2015. These swap agreements, which expire on the same date as the maturity date of the related Term Loan Facility require Inergy to pay the counterparty an amount based on fixed rates from 2.1361% to 2.43% due quarterly. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $100 million. These swap agreements have been accounted for as cash flow hedges.

Prior to the completion of the Simplification Transaction, Holdings had a balance of $24.5 million on its term loan facility and no balance on its revolving bank facility. In conjunction with the Simplification Transaction, the above described debt balances were paid off in full and these facilities were terminated.

At March 31, 2011, the Company was in compliance with all debt covenants.

Note 8 – Partners’ Capital

Merger Conversion of Units

All unit and per unit amounts have been revised to reflect the conversion of Holdings common units to 0.77 Inergy common units as a result of the Merger (discussed in Note 1), which closed on November 5, 2010.

Class B Units

The Class B units have similar rights and obligations of Inergy common units except that the units will pay distributions in kind rather than in cash for a certain period of time. During the three-month period ended March 31, 2011, Inergy distributed 195,652 Class B units. For a complete description of the Class B units, please see the Third Amended and Restated Agreement of Limited Partnership of Inergy, filed on Form 8-K on November 5, 2010.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Quarterly Distributions of Available Cash

A summary of Holdings limited partner quarterly distributions for the three months ended December 31, 2010 and 2009, is presented below:

	Three Months Ended December 31,
	2010	2009
Record date	October 22, 2010	November 6, 2009
Payment date	October 29, 2010	November 13, 2009
Per unit rate	$0.34	$0.368
Distribution amount (in millions)	$21.1	$17.2

A summary of Inergy’s limited partner quarterly distributions for the three months ended December 31, 2010 and 2009, is presented below:

	Three Months Ended December 31,
	2010	2009
Record date	October 22, 2010	November 6, 2009
Payment date	October 29, 2010	November 13, 2009
Per unit rate	$0.705	$0.675
Distribution amount (in millions)	$76.1	$55.2

A summary of the Company’s post-simplification limited partner quarterly distribution for the three months ended March 31, 2011, is presented below:

	Three Months Ended March 31,
	2011	2010 (a)
Record date	February 7, 2011	February 5, 2010
Payment date	February 14, 2011	February 12, 2010
Per unit rate	$0.705	N/A
Distribution amount (in millions)	$77.4	$61.2

(a)

In the Simplification Transaction, Holdings was the surviving entity for accounting purposes, for comparative purpose, the prior year amount represents the aggregate Holdings limited partner quarterly distributions of both Holdings and Inergy. The aggregate distribution amount excludes all distributions from Inergy to Holdings.

On April 25, 2011, Inergy declared a distribution of $0.705 per limited partner unit to be paid on May 13, 2011, to unitholders of record on May 6, 2011, for a total distribution of $77.6 million with respect to the second fiscal quarter of 2011.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2011, the total of these firm purchase commitments was $112.2 million, all of which will predominantly occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy has entered into certain purchase commitments in connection with the identified growth projects primarily related to the North/South Pipeline, Finger Lakes LPG and the MARC I Hub Line midstream assets. The North/South Project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals, which when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. The Finger Lakes LPG expansion project is expected to convert certain of the US Salt caverns into LPG storage with a capacity of up to 5 million barrels. The MARC I Hub Line Project is a 40 mile, 30” bi-directional pipeline that will extend between our Stagecoach South Lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At March 31, 2011, the total of these firm purchase commitments was approximately $85.2 million and the purchases associated with these commitments will occur over the course of the next twelve months.

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

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At March 31, 2011 and September 30, 2010, Inergy’s self-insurance reserves were $21.5 million and $19.3 million, respectively. Inergy estimates that $13.4 million of this balance will be paid subsequent to March 31, 2012. As such, $13.4 million has been classified in other-long-term liabilities on the consolidated balance sheets.

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas and natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for Schenck and Pennington are included in the propane segment, while results of operations for Tres Palacios are included in the midstream segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$349.4	$—	$—	$—	$349.4
Wholesale propane revenues	182.0	9.1	(0.1)	—	191.0
Storage, fractionation and other midstream revenues	—	102.5	(0.4)	—	102.1
Transportation revenues	3.1	4.7	—	—	7.8
Propane-related appliance sales revenues	4.6	—	—	—	4.6
Retail service revenues	4.1	—	—	—	4.1
Rental service and other revenues	7.9	—	—	—	7.9
Distillate revenues	53.6	—	—	—	53.6
Gross profit	197.1	46.2	(0.5)	—	242.8
Identifiable assets	211.3	51.3	—	—	262.6
Goodwill	335.1	141.3	—	20.2	496.6
Property, plant and equipment	785.5	1,647.4	—	11.9	2,444.8
Expenditures for property, plant and equipment	3.1	44.9	—	0.1	48.1

	Three Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$371.5	$—	$—	$—	$371.5
Wholesale propane revenues	171.7	8.4	(0.1)	—	180.0
Storage, fractionation and other midstream revenues	—	67.2	(0.3)	—	66.9
Transportation revenues	4.5	5.4	—	—	9.9
Propane-related appliance sales revenues	5.2	—	—	—	5.2
Retail service revenues	4.3	—	—	—	4.3
Rental service and other revenues	7.5	—	—	—	7.5
Distillate revenues	45.8	—	—	—	45.8
Gross profit	209.8	30.2	(0.3)	—	239.7
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	20.2	481.2
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	2.8	16.3	—	0.3	19.4

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$627.1	$—	$—	$—	$627.1
Wholesale propane revenues	325.0	15.5	(0.1)	—	340.4
Storage, fractionation and other midstream revenues	—	206.6	(0.7)	—	205.9
Transportation revenues	8.3	9.0	—	—	17.3
Propane-related appliance sales revenues	11.4	—	—	—	11.4
Retail service revenues	9.2	—	—	—	9.2
Rental service and other revenues	15.7	—	—	—	15.7
Distillate revenues	89.5	—	—	—	89.5
Gross profit	359.4	89.1	(0.8)	—	447.7
Identifiable assets	211.3	51.3	—	—	262.6
Goodwill	335.1	141.3	—	20.2	496.6
Property, plant and equipment	785.5	1,647.4	—	11.9	2,444.8
Expenditures for property, plant and equipment	7.6	63.0	—	0.4	71.0

	Six Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$592.8	$—	$—	$—	$592.8
Wholesale propane revenues	315.0	16.1	(0.1)	—	331.0
Storage, fractionation and other midstream revenues	—	136.1	(0.7)	—	135.4
Transportation revenues	8.7	10.2	—	—	18.9
Propane-related appliance sales revenues	12.3	—	—	—	12.3
Retail service revenues	9.3	—	—	—	9.3
Rental service and other revenues	14.2	—	—	—	14.2
Distillate revenues	78.9	—	—	—	78.9
Gross profit	351.9	63.7	(0.7)	—	414.9
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	20.2	481.2
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	7.1	43.5	—	0.4	51.0

Note 11 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On April 25, 2011, Inergy declared a distribution of $0.705 per limited partner unit to be paid on May 13, 2011, to unitholders of record on May 6, 2011, for a total distribution of $77.6 million with respect to the second fiscal quarter of 2011.

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

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, statements that: (i) the North/South Pipeline project is expected to have firm transportation capacity of 325,000 dekatherms per day and the Finger Lakes LPG expansion project is expected to convert certain of the US Salt caverns into LPG storage with a capacity of up to 5 million barrels, (ii) management believes that Inergy does not have material potential liability in connection with the unitholder class action lawsuits that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows, (iii) we believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results, (iv) we believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve and thereby purchase less propane, (v) we believe our midstream operations could be negatively affected in the long term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for natural gas and NGLs, (vi) we anticipate completion of the Finger Lake LPG expansion project in the first half of fiscal 2012, and (vii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

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

Both of our operating segments, propane and midstream, are supported by business development personnel groups. These groups’ daily responsibilities include research, sourcing, financial analysis and due diligence of potential acquisition targets and organic growth opportunities. These employees work closely with the operators of both of our segments in the course of their work to ensure the appropriate growth opportunities are pursued.

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through March 31, 2011, we have acquired 89 companies, including 82 retail propane companies and 7 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs.

On October 14, 2010, we completed the acquisition of Tres Palacios Gas Storage LLC (“Tres Palacios”), which owns and operates a natural gas storage facility located in Matagorda County, Texas. Tres Palacios leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless Tres Palacios elects not to extend the term of the lease. The lease payments vary based on the FERC-certificated working gas capacity of the caverns which are in service as well as an incremental payment for physical volumes of gas injected and / or withdrawn from the caverns in service. Based on our current estimates, which assumes cavern 4 will be in service during the second fiscal quarter of 2014, we anticipate that the contractual obligation as of March 31, 2011, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$ 406.7	$—	$22.8	$28.2	$355.7

On October 19, 2010, we completed the acquisition of the propane assets of Schenck Gas Services, LLC (“Schenck”), located in East Hampton, New York. On November 15, 2010, we completed the acquisition of the propane assets of Pennington Energy Corporation (“Pennington”), headquartered in Morenci, Michigan.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010 and thus far in 2011. At the main pricing hub of Mount Belvieu, Texas (“Mt. Belvieu Price”) during the three-month period ended March 31, 2011, the average Mt. Belvieu Price was $1.40 with prices ranging from a low of $1.31 per gallon to a high of $2.29 per gallon and a price of $1.37 per gallon at March 31, 2011. During the six-month period ended March 31, 2011, the average propane price was $1.33 with propane prices ranging from a low of $1.17 per gallon to a high of $2.29 per gallon. Further the average Mt. Belvieu Price in our fiscal years of 2008, 2009 and 2010 was $1.59, $0.77 and $1.12 per gallon, respectively. Our ability to pass on price increases to our customers and our hedging program has historically limited the impact that such volatility has had on our results from operations and we will continue to hedge virtually 100% of our exposure from fixed prices; however, those higher propane costs have led to higher selling prices by us and have negatively impacted our volume sales and may continue to do so in the future for reasons discussed below. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing propane costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers in addition to lesser gallon sales as a result of customers switching to lower price propane providers as well as alternative energy sources, all of which has resulted in a decline in gross profit. These trends generally increase in periods of sustained cost increases such as we have experienced thus far in fiscal 2011. Further, improved technology in new appliances, including those using propane, has resulted in fewer gallons of propane used by our customers for their needs thus resulting in lesser gallon sales for us. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation and losses will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through both winter seasons of 2009-2010 and 2010-2011 with propane prices following a similar pattern for the majority of this time. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon with these higher prices negatively impacting our volume sales for the reasons discussed above. We do not attempt to predict the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

We believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve and thereby purchase less propane and in some instances shop for lower prices that may be available from other suppliers or shop for alternative energy sources to replace some or all of their propane usage. This trend is expected to continue throughout the life of the economic downturn. In addition, although we believe the economic downturn has not currently had a material impact on our cash collections, it is possible that a prolonged economic downturn could have a negative impact on our future cash collections.

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

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. Demand for storage in Texas is expected to strengthen driven primarily by growth in natural gas fired generation and increasing gas supplies from growing shale developments such as the Eagle Ford shale. Demand for storage can be negatively impacted during periods in which there is a narrow seasonal spread between current and future natural gas prices. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect our operations.

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

Currently, we have three significant capital projects related to our midstream operations: (1) Finger Lakes LPG storage expansion, (2) North/South Pipeline Project and (3) MARC I Hub Line Project. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or natural gas storage after the salt has been extracted. The Finger Lakes LPG expansion project, which is located in Watkins Glenn, New York, is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. While we anticipate completion of this project in the first half of fiscal 2012, this completion continues to be pending regulatory approval, which approval progress thus far has been slow so there can be no assurance this completion date will be met.

The North/South Pipeline Project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals and when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. We received the FERC approvals required for the project in January 2011, and commenced construction in February. The North/South Project is supported by long-term contracts and is expected to be placed into service by late 2011.

The MARC I Hub Line Project is a 40 mile, 30” bi-directional pipeline located in Bradford, Sullivan, and Lycoming counties in Pennsylvania. The planned pipeline will extend between our Stagecoach South Lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) near its compressor station 319 and Transco’s Leidy Line near its compressor station 517. The MARC I Hub Line Project is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. We expect the MARC I Hub Line Project to be placed into service in mid-2012.

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

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at March 31, 2011, of approximately $85.2 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

Our midstream operations in the United States are subject to regulations at the federal and state level. Regulations applicable to the gas and NGL storage industries have a significant effect on the nature of our midstream operations and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our midstream operations.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2011 and 2010, respectively (in millions):

	Three Months Ended March 31,		Change
	2011	2010	In Dollars	Percentage
Revenue	$720.5	$691.1	$29.4	4.3%
Cost of product sold	477.7	451.4	26.3	5.8

Gross profit	242.8	239.7	3.1	1.3
Operating and administrative expenses	81.7	87.2	(5.5)	(6.3)
Depreciation and amortization	47.4	40.1	7.3	18.2
Loss on disposal of assets	0.3	1.7	(1.4)	(82.4)

Operating income	113.4	110.7	2.7	2.4
Interest expense, net	(27.2)	(23.0)	(4.2)	(18.3)
Early extinguishment of debt	(49.4)	—	(49.4)	*
Other income	—	0.1	(0.1)	*

Income before income taxes	36.8	87.8	(51.0)	(58.1)
Provision for income taxes	0.2	0.6	(0.4)	(66.7)

Net income	36.6	87.2	(50.6)	(58.0)
Net income attributable to non-controlling partners	—	(65.9)	65.9	*

Net income attributable to partners	$36.6	$21.3	$15.3	71.8%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2011 and 2010, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2011	2010	In Dollars	Percent	2011	2010	In Units	Percent
Retail propane	$349.4	$371.5	$(22.1)	(5.9)%	129.7	147.2	(17.5)	(11.9)%
Wholesale propane	191.0	180.0	11.0	6.1	139.4	144.1	(4.7)	(3.3)
Other retail	73.3	67.3	6.0	8.9	—	—	—	—
Storage, fractionation and midstream	106.8	72.3	34.5	47.7	—	—	—	—

Total	$720.5	$691.1	$29.4	4.3%	269.1	291.3	(22.2)	(7.6)%

Volume. During the three months ended March 31, 2011, we sold 129.7 million retail gallons of propane, a decline of 17.5 million gallons or 11.9% from the 147.2 million retail gallons sold during the same three-month period in 2010. Gallons sold during the three months ended March 31, 2011, decreased as compared to the same prior year period as a result of lower volumes sold at our existing locations of 22.3 million gallons, partially offset by acquisition-related volume of 4.8 million gallons. There were several factors, we believe, that contributed to the declining volumes at existing locations: (1) continued customer conservation, which we believe has resulted from the continued impact of the overall weak United States economic environment and higher propane costs, which continued to increase during the three month period ended March 31, 2011, (2) volume declines from net customer losses due primarily to higher sales prices, and (3)

the impact of warmer temperatures in our South and Southeast areas of operations. The average wholesale cost of propane has increased approximately 12% during the three months ended March 31, 2011, compared to the same prior year period and the average cost for the most recent trailing twelve month period was approximately 23% higher than for the comparable prior trailing twelve month period, continuing to impact customer buying decisions and conservation trends. Gallon sales were impacted by warmer weather in our South and Southeast areas of operations as it was approximately 20% warmer during the three months ended March 31, 2011 compared to the same prior year period. Volume was further impacted by colder weather in certain areas of our operations, notably the Northeast and Midwest, which combined were approximately 7.3% colder than last year and approximately 4.0% colder than normal. On a consolidated retail basis, the weather was approximately 1.3% warmer than last year and 2.5% colder than normal for our geographic areas.

Wholesale gallons delivered decreased 4.7 million gallons, or 3.3%, to 139.4 million gallons in the three months ended March 31, 2011, from 144.1 million gallons in the three months ended March 31, 2010. The decrease was due primarily to lower demand and volumes sold to existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 1.6 million gallons, or 2.0%, to 80.3 million gallons during the three months ended March 31, 2011, from 81.9 million gallons during the same three-month period in 2010. This decrease was primarily attributable to decreased volume processed, partially offset by increased volume of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the three months ended March 31, 2011 and 2010, our Northeast natural gas and LPG storage facilities were 100% contracted. Our newly acquired Tres Palacios storage facility was over 90% contracted during the three months ended March 31, 2011.

Revenues. Revenues for the three months ended March 31, 2011, were $720.5 million, an increase of $29.4 million, or 4.3%, from $691.1 million during the same three-month period in 2010.

Revenues from retail propane sales were $349.4 million for the three months ended March 31, 2011, compared to $371.5 million during the same three-month period in 2010. This $22.1 million, or 5.9%, decline was primarily due to the decrease in gallons sold to existing customers as described above, which resulted in lower revenues of $56.4 million, partially offset by an increase in revenues of $22.5 million arising from a higher overall average selling prices of propane and an $11.8 million increase resulting from acquisition-related sales. The overall average selling price of propane increased due to an increase in the wholesale cost of propane as further discussed above.

Revenues from wholesale propane sales were $191.0 million in the three months ended March 31, 2011, an increase of $11.0 million or 6.1%, from $180.0 million in the three months ended March 31, 2010. The increase can be attributed to a higher average sales price, which resulted in an $18.5 million increase, partially offset by $7.5 million in lower volumes sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $73.3 million for the three months ended March 31, 2011, an increase of $6.0 million, or 8.9%, from $67.3 million during the same three-month period in 2010. Revenue from other retail sales increased mostly as a result of an increase in distillate revenues of $7.3 million and acquisition-related sales of $0.1 million, partially offset by a $1.4 decline in other retail revenues. Distillate revenues from existing locations increased as a result of a higher comparable average selling price of distillates due to a higher wholesale cost, partially offset by lower volume sold.

Revenues from storage, fractionation and other midstream activities were $106.8 million for the three months ended March 31, 2011, an increase of $34.5 million or 47.7% from $72.3 million during the same three-month period in 2010. Revenues from our West Coast NGL operations increased $19.1 million primarily as a result of increased natural gas liquid products sold, along with higher average selling prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility and the commencement of Thomas Corners gas storage contracts in April 2010 increased revenues by $12.8 million and $2.9 million, respectively.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2011, was $477.7 million, an increase of $26.3 million, or 5.8%, from $451.4 million during the same three-month period in 2010.

Retail propane cost of product sold was $185.2 million for the three months ended March 31, 2011, a decrease of $8.8 million, or 4.5%, when compared to $194.0 million for the same three-month period in 2010. This lower retail cost of product sold was driven by a $29.3 million decline resulting from the lower volume sales at our existing locations as discussed above, partially offset by a $14.6 million increase arising from the higher average per gallon cost of propane and a $6.7 million increase due to acquisition-related sales. Also contributing to a lower cost of product sold was a $0.8 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the three months ended March 31, 2011, was $181.5 million, an increase of $7.3 million or 4.2%, from wholesale cost of product sold of $174.2 million in the three months ended March 31, 2010. This increase resulted from the higher average purchase price of propane which contributed to $14.8 million of the increase, partially offset by $7.5 million due to the lower volumes sold to existing and new customers.

Other retail cost of product sold was $50.0 million for the three months ended March 31, 2011, compared to $40.9 million during the same three-month period in 2010. This $9.1 million, or 22.2%, increase was primarily due to a $9.5 million increase in the cost for distillates, partially offset by a $0.4 million decline in cost of other retail sales. The increase in the cost of product sold for distillates was driven by a $10.2 million increase due to a higher overall commodity cost, partially offset by a $0.7 million decline due to lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $61.0 million for the three months ended March 31, 2011, an increase of $18.7 million, or 44.2%, from $42.3 million during the same three-month period in 2010. Costs from our West Coast NGL operations were $16.1 million higher as a result of increased natural gas liquid products sold, along with higher average commodity prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility resulted in a $2.8 million increase in cost of product sold year over year.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $20.3 million and $18.8 million for the three months ended March 31, 2011 and 2010, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.3 million and $8.6 million for the three months ended March 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $24.6 million and $18.5 million for the three months ended March 31, 2011 and 2010, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended March 31, 2011, was $242.8 million, an increase of $3.1 million, or 1.3%, from $239.7 million during the same three-month period in 2010.

Retail propane gross profit was $164.2 million for the three months ended March 31, 2011, compared to $177.5 million in the same three-month period in 2010. This $13.3 million, or 7.5%, decrease was primarily driven by a gross profit decline of $27.1 million attributable to lower retail gallon sales at existing locations as discussed above, partially offset by a higher cash margin per gallon and acquisitions, which resulted in higher gross comparable gross profit of $7.9 million and $5.1 million respectively. The higher cash margin per gallon was primarily due to the average selling price increasing at a greater rate than the increased cost of propane.

Wholesale propane gross profit was $9.5 million in the three months ended March 31, 2011, compared to $5.8 million in the three months ended March 31, 2010, an increase of $3.7 million or 63.8%.

Other retail gross profit was $23.3 million for the three months ended March 31, 2011, compared to $26.4 million for the same three-month period in 2010. This $3.1 million, or 11.7%, decrease was due primarily to lower gross profit from distillate sales of $2.2 million and a $1.0 million decline in other retail gross profit.

Storage, fractionation and other midstream gross profit was $45.8 million in the three months ended March 31, 2011, compared to $30.0 million in the same three-month period in 2010, an increase of $15.8 million, or 52.7%. This increase was primarily attributable to the gas storage acquisition of Tres Palacios, which contributed $10.0 million to the higher gross profit. The completion of our Thomas Corners gas storage facility in November 2009, and the relating storage contracts coming online in April 2010, also increased gross profit by $2.7 million. In addition, $3.0 million of this increase was attributable to increased natural gas liquid products sold, along with higher average commodity prices of natural gas liquids at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $81.7 million for the three months ended March 31, 2011, compared to $87.2 million in the same three-month period in 2010, a decrease of $5.5 million or 6.3%. This change was primarily due to lower personnel costs from existing operations, which decreased $8.4 million, and lower insurance expenses, partially offset by increased operating expenses of $3.7 million due to the operations of acquisitions.

Depreciation and Amortization. Depreciation and amortization was $47.4 million for the three months ended March 31, 2011, compared to $40.1 million during the same three-month period in 2010. This $7.3 million, or 18.2%, increase resulted primarily from acquisitions.

Interest Expense. Interest expense was $27.2 million for the three months ended March 31, 2011, compared to $23.0 million during the same three-month period in 2010. This $4.2 million, or 18.3%, increase was due to an increase in the average outstanding borrowings during the period due to acquisitions offset by a decrease in the average interest rate incurred on those borrowings. Additionally, during the three months ended March 31, 2011 and 2010, we capitalized $6.1 million and $1.9 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the three-month period ended March 31, 2011, we exercised our equity offerings redemption option in addition to a partial tender offer and redeemed 48% of our 2015 senior notes. Further, we tendered over 90% of both our 2014 and 2016 senior notes and the remaining amounts were redeemed in full. The loss associated with the above described transactions amounted to $49.4 million and was primarily related to the tender premium and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2011, was $0.2 million compared to $0.6 million in the same three-month period in 2010. The provision for income taxes for the three months ended March 31, 2011, was composed of current income tax expense.

Net Income. Net income was $36.6 million for the three months ended March 31, 2011, compared to net income of $87.2 million for the same three-month period in 2010. The $50.6 million, or 58.0%, decrease in net income was primarily attributable to the charge for the early extinguishment of debt, increased depreciation and amortization and interest expense in the 2011 period, partially offset by higher gross profit and lower operating and administrative expenses.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2011 and 2010, respectively (in millions):

	Three Months Ended March 31,
	2011	2010
EBITDA:
Net income attributable to partners	$36.6	$21.3
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	—	(0.1)
Net income attributable to non-controlling partners in Inergy, L.P.	—	65.7
Interest expense, net	27.2	23.0
Early extinguishment of debt	49.4	—
Provision for income taxes	0.2	0.6
Depreciation and amortization	47.4	40.1

EBITDA	$160.8	$150.6

Non-cash loss on derivative contracts	0.1	0.9
Long-term incentive and equity compensation expense	1.5	1.4
Loss on disposal of assets	0.3	1.7
Transaction costs	0.3	—

Adjusted EBITDA	$163.0	$154.6

(a) ITDA – Interest expense, taxes, depreciation and amortization expense.

	Three Months Ended March 31,
	2011	2010
EBITDA:
Net cash provided by operating activities	$102.7	$90.9
Net changes in working capital balances	(2.9)	40.8
Non-cash early extinguishment of debt	(11.2)	—
Provision for doubtful accounts	(1.0)	(0.6)
Amortization of deferred financing costs, swap premium and net bond discount	(1.8)	(1.8)
Unit-based compensation charges	(1.5)	(0.1)
Loss on disposal of assets	(0.3)	(1.7)
Interest of non-controlling partners in ASC’s consolidated EBITDA	—	(0.3)
Deferred income tax	—	(0.2)
Interest expense, net	27.2	23.0
Early extinguishment of debt	49.4	—
Provision for income taxes	0.2	0.6

EBITDA	$160.8	$150.6

Non-cash loss on derivative contracts	0.1	0.9
Long-term incentive and equity compensation expense	1.5	1.4
Loss on disposal of assets	0.3	1.7
Transaction costs	0.3	—

Adjusted EBITDA	$163.0	$154.6

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the three months ended March 31, 2011 and 2010, EBITDA was $160.8 million and $150.6 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $163.0 million for the three months ended March 31, 2011, compared to $154.6 million in the same three-month period in 2010. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2011 and 2010, respectively (in millions):

	Six Months Ended March 31,		Change
	2011	2010	In Dollars	Percentage
Revenue	$1,316.5	$1,192.8	$123.7	10.4%
Cost of product sold	868.8	777.9	90.9	11.7

Gross profit	447.7	414.9	32.8	7.9
Operating and administrative expenses	166.2	155.9	10.3	6.6
Depreciation and amortization	93.8	77.2	16.6	21.5
Loss on disposal of assets	2.6	3.7	(1.1)	(29.7)

Operating income	185.1	178.1	7.0	3.9
Interest expense, net	(60.3)	(44.3)	(16.0)	(36.1)
Early extinguishment of debt	(49.4)	—	(49.4)	*
Other income	0.1	0.1	—	—

Income before income taxes	75.5	133.9	(58.4)	(43.6)
Provision for income taxes	0.4	0.9	(0.5)	(55.6)

Net income	75.1	133.0	(57.9)	(43.5)
Net (income) loss attributable to non-controlling partners	28.2	(95.2)	123.4	129.6

Net income attributable to partners	$103.3	$37.8	$65.5	173.3%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2011 and 2010, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2011	2010	In Dollars	Percent	2011	2010	In Units	Percent
Retail propane	$627.1	$592.8	$34.3	5.8%	236.8	249.7	(12.9)	(5.2)%
Wholesale propane	340.4	331.0	9.4	2.8	255.5	284.2	(28.7)	(10.1)
Other retail	134.1	123.4	10.7	8.7	—	—	—	—
Storage, fractionation and midstream	214.9	145.6	69.3	47.6	—	—	—	—

Total	$1,316.5	$1,192.8	$123.7	10.4%	492.3	533.9	(41.6)	(7.8)%

Volume. During the six months ended March 31, 2011, we sold 236.8 million retail gallons of propane, a decrease of 12.9 million gallons or 5.2% from the 249.7 million retail gallons sold during the same six-month period in 2010. Gallons sold during the six months ended March 31, 2011, decreased as compared to the same prior year period as a result of lower volumes sold at our existing locations of 38.3 million, partially offset by an increase arising from acquisition volume of 25.4 million gallons. The primary cause of the declining volumes at existing locations was (1) a decline in low margin agricultural propane sold due to lesser crop drying demand in the current year period compared to prior year, (2) continued customer conservation, which we believe has resulted from the continued impact of the overall weak United States economic environment and higher propane costs, which have been at record high prices the past several years and which have increased during the six month period ended March 31, 2011, (3) volume declines from net customer losses primarily as a result of higher selling prices and (4) warmer weather in our South and Southeast areas of operations. The average wholesale cost of propane has increased approximately 14% during the six months ended March 31, 2011, compared to the same prior year period and the average cost for the most recent trailing twelve month period was approximately 23% higher than for the comparable prior trailing twelve month period, continuing to impact customer buying decisions and conservation trends. Although certain of our areas of operations (South and Southeast) were warmer during the six month period ended March 31, 2011, compared to the same prior year period, on a consolidated retail basis, weather during the six months ended was approximately the same as the prior year period and approximately 3.3% colder than normal.

Wholesale gallons delivered decreased 28.7 million gallons, or 10.1%, to 255.5 million gallons in the six months ended March 31, 2011, from 284.2 million gallons in the six months ended March 31, 2010. The decrease was due primarily to lower demand for reasons similar to those above regarding retail gallon volume sales.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 18.9 million gallons, or 10.5%, to 160.4 million gallons during the six months ended March 31, 2011, from 179.3 million gallons during the same six-month period in 2010. This decrease was primarily attributable to decreased volume processed, partially offset by increased volume of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the six months ended March 31, 2011 and 2010, our Northeast natural gas and LPG storage facilities were 100% contracted. Our newly acquired Tres Palacios storage facility was over 90% contracted during the six months ended March 31, 2011.

Revenues. Revenues for the six months ended March 31, 2011, were $1,316.5 million, an increase of $123.7 million, or 10.4%, from $1,192.8 million during the same six-month period in 2010.

Revenues from retail propane sales were $627.1 million for the six months ended March 31, 2011, compared to $592.8 million during the same six-month period in 2010. This $34.3 million, or 5.8%, increase was due to acquisition-related sales and a higher overall average selling price of propane, which resulted in higher retail propane revenues of $63.3 million and $62.0 million, respectively. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $91.0 million revenue decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $340.4 million in the six months ended March 31, 2011, an increase of $9.4 million or 2.8%, from $331.0 million in the six months ended March 31, 2010. This increase was driven by higher average selling prices and resulted in higher wholesale propane revenues of $42.8 million, partially offset by lower volumes sold to existing and new customers of $33.4 million.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $134.1 million for the six months ended March 31, 2011, an increase of $10.7 million, or 8.7%, from $123.4 million during the same six-month period in 2010. Revenue from other retail sales increased mostly as a result of an increase in distillate revenues of $10.1 million and acquisition related-sales of $3.0 million, partially offset by a $2.4 million decline in other retail revenues. Distillate revenues from existing locations increased as a result of a higher comparable average selling price of distillates due to a higher wholesale cost, partially offset by lower volume sold.

Revenues from storage, fractionation and other midstream activities were $214.9 million for the six months ended March 31, 2011, an increase of $69.3 million or 47.6% from $145.6 million during the same six-month period in 2010. Revenues from our West Coast NGL operations increased $38.5 million primarily as a result of increased natural gas liquid products sold, along with higher average selling prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility and the commencement of Thomas Corners gas storage contracts in April 2010 increased revenues by $23.9 million and $5.9 million, respectively.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2011, was $868.8 million, an increase of $90.9 million, or 11.7%, from $777.9 million during the same six-month period in 2010.

Retail propane cost of product sold was $330.2 million for the six months ended March 31, 2011, an increase of $26.9 million, or 8.9%, when compared to $303.3 million for the same six-month period in 2010. This higher retail cost of product sold was driven by a $37.3 million increase arising from a higher average per gallon cost of propane and a $35.5 million increase associated with acquisition-related sales. Also contributing to a higher cost of product sold was a $0.8 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $46.7 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above.

Wholesale propane cost of product sold in the six months ended March 31, 2011, was $324.9 million, an increase of $7.7 million or 2.4%, from wholesale cost of product sold of $317.2 million in the six months ended March 31, 2010. This increase resulted from the higher average purchase price of propane which contributed to $39.7 million of the increase, partially offset by $32.0 million due to the lower volumes sold to existing and new customers.

Other retail cost of product sold was $87.1 million for the six months ended March 31, 2011, compared to $74.3 million during the same six-month period in 2010. This $12.8 million, or 17.2%, increase was primarily due to a $12.2 million increase in the cost for distillates and a $1.0 million increase in the cost of product sold associated with acquisition-related sales. The increase in the cost of product sold for distillates was driven by a $14.7 million increase due to a higher overall commodity cost, partially offset by a $2.5 million decline due to lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $126.6 million for the six months ended March 31, 2011, an increase of $43.5 million, or 52.3%, from $83.1 million during the same six-month period in 2010. Costs from our West Coast NGL operations were $38.5 million higher as a result of increased natural gas liquid products sold, along with higher average commodity prices of natural gas liquids. Additionally, the acquisition of our Tres Palacios gas storage facility resulted in a $4.8 million increase in cost of product sold year over year.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $39.2 million and $35.3 million for the six months ended March 31, 2011 and 2010, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $14.8 million and $16.2 million for the six months ended March 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $49.2 million and $36.4 million for the six months ended March 31, 2011 and 2010, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $2.3 million and $1.4 million for the six months ended March 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the six months ended March 31, 2011, was $447.7 million, an increase of $32.8 million, or 7.9%, from $414.9 million during the same six-month period in 2010.

Retail propane gross profit was $296.9 million for the six months ended March 31, 2011, compared to $289.5 million in the same six-month period in 2010. This $7.4 million, or 2.6%, increase was primarily driven by acquisitions and a higher cash margin per gallon, which contributed increases of $27.8 million and $24.7 million respectively. The higher cash margin per gallon was primarily due to the average selling price increasing at a greater rate than the increased cost of propane including the impact of lesser agricultural gallons sold, which generally have a lower margin. These factors were partially offset by a gross profit decline of $44.3 million attributable to lower retail gallon sales at existing locations as discussed above and a $0.8 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above.

Wholesale propane gross profit was $15.5 million in the six months ended March 31, 2011, compared to $13.8 million in the six months ended March 31, 2010, an increase of $1.7 million or 12.3%.

Other retail gross profit was $47.0 million for the six months ended March 31, 2011, compared to $49.1 million for the same six-month period in 2010. This $2.1 million, or 4.3%, decrease was primarily due to a $4.1 million decline in gross profit from distillates and other retail gross profit, partially offset by a $2.0 million increase in gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $88.3 million in the six months ended March 31, 2011, compared to $62.5 million in the same six-month period in 2010, an increase of $25.8 million, or 41.3%. This increase was primarily attributable to the gas storage acquisition of Tres Palacios, which contributed $19.1 million to the higher gross profit. The completion of our Thomas Corners gas storage facility in November 2009, and the relating storage contracts coming online in April 2010, also increased gross profit by $5.6 million.

Operating and Administrative Expenses. Operating and administrative expenses were $166.2 million for the six months ended March 31, 2011, compared to $155.9 million in the same six-month period in 2010, an increase of $10.3 million or 6.6%. Included in the 2011 operating expenses are $8.9 million of transaction costs, primarily financing commitment expenses for the Tres Palacios acquisition, directly related to closing acquisitions during the period. There were no similar expenses in the prior year. In addition, operating expenses increased $16.3 million due to the operations of acquisitions, partially offset by lower personnel costs from existing operations, which decreased $11.6 million, and lower insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $93.8 million for the six months ended March 31, 2011, compared to $77.2 million during the same six-month period in 2010. This $16.6 million, or 21.5%, increase resulted primarily from acquisitions.

Interest Expense. Interest expense was $60.3 million for the six months ended March 31, 2011, compared to $44.3 million during the same six-month period in 2010. This $16.0 million, or 36.1%, increase was due primarily to an increase in the average outstanding borrowings during the period due to acquisitions offset by a decrease in the average interest rate incurred on those borrowings. Additionally, during the six months ended March 31, 2011 and 2010, we capitalized $8.1 million and $3.4 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the six-month period ended March 31, 2011, we exercised our equity offerings redemption option in addition to a partial tender offer and redeemed 48% of our 2015 senior notes. Further, we tendered over 90% of both our 2014 and 2016 senior notes and the remaining amounts were redeemed in full. The loss associated with the above described transactions amounted to $49.4 million and was primarily related to the tender premium and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2011, was $0.4 million compared to $0.9 million in the same six-month period in 2010. The provision for income taxes for the six months ended March 31, 2011, was composed of current income tax expense.

Net Income. Net income was $75.1 million for the six months ended March 31, 2011, compared to net income of $133.0 million for the same six-month period in 2010. The $57.9 million, or 43.5%, decrease in net income was primarily attributable to the charge for the early extinguishment of debt, increased depreciation and amortization, operating and administrative expenses and interest expense in the 2011 period, partially offset by higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the six months ended March 31, 2011 and 2010, respectively (in millions):

	Six Months Ended March 31,
	2011	2010
EBITDA:
Net income attributable to partners	$103.3	$37.8
Interest of non-controlling partners in ASC’s consolidated ITDA (a)	—	(0.2)
Net income (loss) attributable to non-controlling partners in Inergy, L.P.	(28.2)	94.6
Interest expense, net	60.3	44.3
Early extinguishment of debt	49.4	—
Provision for income taxes	0.4	0.9
Depreciation and amortization	93.8	77.2

EBITDA	$279.0	$254.6

Non-cash gain on derivative contracts	(0.3)	(1.1)
Long-term incentive and equity compensation expense	2.9	3.5
Loss on disposal of assets	2.6	3.7
Transaction costs	8.9	—

Adjusted EBITDA	$293.1	$260.7

(a) ITDA – Interest expense, taxes, depreciation and amortization expense.

	Six Months Ended March 31,
	2011	2010
EBITDA:
Net cash provided by operating activities	$121.8	$140.0
Net changes in working capital balances	67.8	79.8
Non-cash early extinguishment of debt	(11.2)	—
Provision for doubtful accounts	(0.2)	0.3
Amortization of deferred financing costs, swap premium and net bond discount	(3.8)	(3.7)
Unit-based compensation charges	(2.9)	(2.2)
Loss on disposal of assets	(2.6)	(3.7)
Interest of non-controlling partners in ASC’s consolidated EBITDA	—	(0.8)
Deferred income tax	—	(0.3)
Interest expense, net	60.3	44.3
Early extinguishment of debt	49.4	—
Provision for income taxes	0.4	0.9

EBITDA	$279.0	$254.6

Non-cash gain on derivative contracts	(0.3)	(1.1)
Long-term incentive and equity compensation expense	2.9	3.5
Loss on disposal of assets	2.6	3.7
Transaction costs	8.9	—

Adjusted EBITDA	$293.1	$260.7

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the six months ended March 31, 2011 and 2010, EBITDA was $279.0 million and $254.6 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $293.1 million for the six months ended March 31, 2011, compared to $260.7 million in the same six-month period in 2010. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $121.8 million and $140.0 million for the six-month periods ending March 31, 2011 and 2010, respectively. The $18.2 million decrease in operating cash flows was primarily attributable to changes in working capital balances.

Net investing cash outflows were $216.3 million and $316.2 million for the six-month periods ending March 31, 2011 and 2010, respectively. Net cash outflows were primarily impacted by a $588.0 million investment in escrow account that was utilized to fund the Tres Palacios acquisition and a $14.5 million increase in proceeds from sale of assets, partially offset by a $495.2 million increase in cash outlays related to acquisitions and a $7.4 million increase in capital expenditures.

Net financing cash inflows (outflows) were $(31.4) million and $183.8 million for the six-month periods ending March 31, 2011 and 2010, respectively. The net change was primarily impacted by a $199.8 million decrease in proceeds from the issuance of common units, a $33.8 million increase in the total distributions paid and a $6.8 million increase in payments for deferred financing costs, partially offset by a $28.9 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of March 31, 2011, we have firm purchase commitments totaling approximately $85.2 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

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

On February 2, 2011, we amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The term loan matures on February 2, 2015, and bears interest, at our option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.00% to 2.25%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

The Credit Agreement contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the General Partnership Facility and Working Capital Facility bear interest, at our option, subject to certain limitations, at a rate equal to the following:

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

We used the net proceeds from the Notes Offering and the Term Loan Facility to: (1) fund the partial redemption of our 8.75% Senior Notes due 2015 (the “2015 Notes”); (2) fund the tender offers for portions of the (a) 6.875% Senior Notes due 2014 (the “2014 Notes”), (b) 2015 Notes outstanding upon completion of the partial redemption of the 2015 Notes, and (c) 8.25% Senior Notes due 2016 (the “2016 Notes”); and (3) redeem all 2014 Notes and 2016 Notes not acquired in the tender offers related to such notes. The remaining net proceeds were used to repay outstanding borrowings under our General Partnership Facility and the Working Capital Facility and to provide additional working capital for general partnership purposes. The charges to net income associated with the tender offer and redemption were $49.4 million.

At March 31, 2011, the balance outstanding under the Credit Agreement was $342.5 million, including $38.0 million borrowed for acquisitions and growth capital expenditures, $4.5 million borrowed for working capital purposes and $300 million borrowed under the Term Loan Facility. At September 30, 2010, there was no balance outstanding under the Credit Agreement. The interest rates of the General Partnership Facility and Working Capital Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 4.01% and 6.0% at March 31, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.51% at March 31, 2011.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. This requirement was met in April 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a term loan debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2011, we had floating rate obligations totaling $567.5 million borrowed under our Credit Agreement, Term Loan Facility and our interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2018 and 2015 to floating, with a notional amount of $225 million. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2011 levels, our interest expense would change by a total of approximately $5.7 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2011 and 2010, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2011 and September 30, 2010, was assets of $10.2 million and $22.5 million, respectively, and liabilities of $11.3 million and $24.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.4 million gallons of net unbalanced positions at March 31, 2011.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, or the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010.

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

INERGY, L.P.

	By:	INERGY GP, LLC
(its managing general partner)

Date: May 10, 2011	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)