Form 10-K
period 2011-09-30
INERGY L P
filed 2011-11-16
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

(1) When we use the terms “we,” “us,” “our,” “our company,” “Inergy,” or “Inergy, L.P.,” we are referring either to Inergy, L.P., the registrant itself, or to Inergy, L.P. and its operating subsidiaries collectively, as the context requires.

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

(4) When we use the term “Inergy Midstream,” we are referring to Inergy Midstream, LLC itself, or to Inergy Midstream, LLC and its operating subsidiaries collectively, as the context requires.

(5) When we use the term “finance company,” we are referring to Inergy Finance Corp., a subsidiary of Inergy, L.P., formed on September 21, 2004.

(6) When we use the term “general partner,” we are referring to Inergy GP, LLC.

(7) When we use the term “Inergy Holdings” or “Holdings,” we are referring to Inergy Holdings, L.P. itself, or to Inergy Holdings, L.P. and its subsidiaries collectively, as the context requires, prior to the Merger that took place on November 5, 2010.

INERGY, L.P.

PART I

Item 1. Business.

Recent Developments

On August 9, 2011, we announced our intention to file a registration statement with the Securities and Exchange Commission (“SEC”) for the initial public offering (“IPO”) of a minority interest of a new master limited partnership formed to initially own and operate our Northeast natural gas and natural gas liquids (“NGL”) midstream storage and transportation business. We intend to use all cash proceeds received in the IPO to repay indebtedness.

Consistent with the foregoing announcement, on August 24, 2011, our wholly-owned subsidiary, Inergy Midstream filed a registration statement for the IPO. As part of the IPO, Inergy Midstream intends to convert from a Delaware limited liability company into a Delaware limited partnership, change its name to Inergy Midstream, L.P., and list its common units on the New York Stock Exchange (“NYSE”) under the symbol “NRGM”.

Upon completion of the IPO, Inergy Midstream expects to own and operate four natural gas storage facilities located in New York and Pennsylvania, a 1.5 million barrel NGL storage facility located near Bath, New York, and natural gas pipelines located in New York and Pennsylvania. Our remaining midstream assets after the IPO are expected to include our West Coast NGL business, our Tres Palacios natural gas storage facility and our salt production business (“US Salt”). We expect to complete the IPO in December 2011; however, there can be no assurance that the IPO will be completed this year, if at all, on the terms described above or otherwise.

General

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 and we closed on our initial public offering on July 31, 2001. We own and operate a growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business with natural gas storage and transportation operations, NGL processing, fractionation, storage and marketing operations, and salt production operations.

We believe we are the fourth largest propane retailer in the United States based on retail propane gallons sold. For the fiscal year ended September 30, 2011, we sold and physically delivered 325.6 million gallons of propane to retail customers and 422.8 million gallons of propane to wholesale customers. Our propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. We market our propane products under various regional brand names. As of October 31, 2011, we serve retail customers in 33 states from 338 customer service centers, which have an aggregate of 34.6 million gallons of above-ground propane storage. In addition to our retail propane business, we operate a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to our customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 41 states, primarily in the Midwest, Northeast and South.

We believe we are the largest independent natural gas storage provider in the United States based on the total working gas capacity of our storage facilities. Our natural gas storage facilities include:

•

Stagecoach, a multi-cycle natural gas storage facility located in Tioga County, New York and Bradford County, Pennsylvania with 26.25 Bcf of certificated working gas capacity. Located approximately 150 miles northwest of New York City, the facility is the closest natural gas storage facility to the northeastern demand market. The Stagecoach facility generates fee-based revenues and is currently 95% contracted primarily with investment grade customers with term contracts having a weighted-average maturity extending to 2015;

•

Thomas Corners, a multi-cycle natural gas storage facility located in Steuben County, New York with 7.0 Bcf of certificated working gas capacity. The facility generates fee-based revenues and is currently 100% contracted primarily with investment grade customers with term contracts having a weighted-average maturity extending to 2015;

•

Steuben, a single-turn natural gas storage facility located in Schuyler County, New York with 6.2 Bcf of certificated working gas capacity. The facility generates fee-based revenues and is currently 100% contracted primarily with investment grade customers with term contracts having a weighted-average maturity extending to 2013;

•

Tres Palacios, a multi-cycle salt dome natural gas storage facility located in Matagorda and Wharton Counties, Texas with approximately 38.4 Bcf of certificated working gas capacity. Located approximately 100 miles southwest of Houston, the facility is potentially expandable by up to an additional 9.5 Bcf of working gas capacity. We have placed three caverns into commercial service and expect to place a fourth cavern into service in 2015. The Tres Palacios facility generates fee-based revenues and is currently 71% contracted (on a firm and interruptible basis). Our firm contracts have a weighted-average maturity date extending to 2013. Our contractual customers include investment grade rated companies as well as companies that have posted collateral in accordance with the terms of our Federal Energy Regulatory Commission (“FERC”) certificate. We acquired the Tres Palacios facility on October 14, 2010; and

•

Seneca Lake, a multi-cycle natural gas storage facility in Schuyler County, New York with 1.45 Bcf of certificated working gas capacity. The facility generates fee-based revenues and is currently 59% contracted with primarily investment grade customers with term contracts having a weighted-average maturity extending to 2018. We acquired the Seneca Lake facility on July 13, 2011.

In addition to our natural gas storage facilities, our midstream business primarily includes:

•

natural gas transportation assets, including the 37.5 mile Inergy East intrastate pipeline located in New York and the Stagecoach pipeline laterals and added compression and related facilities (collectively our North/South Project), which when completed will provide 325 MMcf/d of firm transportation wheeling services to our North/South shippers. Our transportation assets generate fee-based revenues and are currently 100% contracted with investment grade customers with term contracts having a weighted-average maturity extending to 2021 for Inergy East intrastate pipeline and 2016 for the Stagecoach North/South Project;

•

a West Coast NGL business located near Bakersfield, California, which includes a 24.0 million gallon NGL storage facility, a 25.0 MMcf/day natural gas processing plant, a 12,000 barrels per day NGL fractionation plant, an 8,000 barrels per day butane isomerization plant, NGL rail and truck terminals, and NGL transportation and marketing operations;

•

the Bath NGL storage facility, a 1.5 million barrel salt cavern propane and butane storage facility located near Bath, New York. Located approximately 210 miles northwest of New York City, the facility generates fee-based revenues and is currently 100% subleased to primarily investment grade customers with term contracts having a weighted-average maturity extending to 2012; and

•

US Salt, an industry-leading solution mining and salt production company located in Schuyler County, New York. US Salt produces and sells over 300,000 tons of salt each year. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas and NGL storage capacity.

We have grown primarily through acquisitions and, to a lesser extent, organic expansion projects. Since the inception of our predecessor in November 1996, we have acquired 90 companies through September 30, 2011, including 82 retail propane companies and 8 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs. In fiscal 2011, we acquired the Tres Palacios and Seneca Lake natural gas storage facilities, the Inergy East intrastate pipeline, and the assets of two propane companies for an aggregate purchase price, net of cash acquired, of $824.2 million.

The following chart sets forth information about each business we acquired during the fiscal year ended September 30, 2011, and through the date of this filing:

Acquisition Date	Company	Location
October 2010	Tres Palacios Gas Storage LLC	Matagorda County, TX
October 2010	Schenck Gas Services, LLC	East Hampton, NY
November 2010	Pennington Energy Corporation	Morenci, MI
July 2011	Seneca Lake natural gas storage facility	Schuyler County, NY
July 2011	Inergy East intrastate pipeline	Multiple counties in NY

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the NYSE under the symbol “NRGY”. We electronically file certain documents with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost after the filing thereof on our website at www.inergylp.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales can arise as more geographically remote neighborhoods are developed. Propane is traditionally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent than propane and natural gas, primarily because of the cost of converting to fuel oil. The costs associated with switching from appliances that use fuel oil to appliances that use propane are a significant barrier to switching. By contrast, natural gas can generally be substituted for propane in appliances designed to use propane as a principal fuel source.

In addition to competing with alternative energy sources, we compete with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, we believe that the 10 largest retailers account for 39% of the total retail sales of propane in the United States and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of our customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Our typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

Midstream

The midstream sector of the natural gas industry provides the link between exploration and production and the delivery of natural gas and its components to end-use markets. The midstream sector consists generally of gathering and processing, transportation and storage activities. Our midstream operations focus on storage and transportation activities for both natural gas and NGLs, and additional processing and marketing services for NGLs.

Natural Gas Storage

The fundamentals of the natural gas market create a basic demand for storage. Natural gas is produced at a relatively steady rate throughout the year so natural gas supply is relatively constant. However, natural gas consumption is highly seasonal because the market consumes more natural gas in the winter than can be produced. In contrast, more natural gas is produced in the summer than is consumed, which creates this fundamental need for storage. Natural gas storage acts as the balancing mechanism between supply and demand.

Natural gas storage plays a vital role in maintaining the reliability of natural gas supplies needed to meet consumer demands. Storage facilities are used by pipelines to balance operations, by end users (such as power generation companies and location gas distribution companies) to manage volatility and secure natural gas supplies, and by independent natural gas marketing and trading companies in connection with the execution of their trading strategies. Storage allows for the warehousing of natural gas and is used to inject excess production during periods of low demand (typically, warmer summer months) and to withdraw natural gas during periods of high demand (typically, colder winter months).

Natural gas is a significant component of energy consumption in the United States. According to the Energy Industry Administration (“EIA”), natural gas consumption accounted for approximately 24% of all energy used in the United States in 2010, representing 24 Tcf of natural gas. The EIA estimates that over the next 27 years, total domestic energy consumption will increase by over 15%, with natural gas consumption directly benefiting from population growth, growth in cleaner-burning natural gas-fired electric generation and natural gas vehicles.

Domestic natural gas consumption is today satisfied primarily by production from conventional onshore and offshore production in the lower 48 states, as supplemented by production from historically declining pipeline imports from Canada, imports of liquefied natural gas (“LNG”) from foreign sources, and some Alaska production. In order to maintain current levels of U.S. natural gas supply and to meet the projected increase in demand, new sources of domestic natural gas must continue to be developed to offset an established trend of depletion associated with mature, conventional production as well as the uncertainty of future LNG imports and infrastructure challenges associated with sourcing additional production from Alaska. Over the past several years, a fundamental shift in production has emerged with the contribution of natural gas from unconventional resources (including shale formations) increasing from 6% of total U.S. natural gas supply in 2000 to 16% in 2008. The emergence of shale plays has resulted primarily from advances in horizontal drilling and hydraulic fracturing technologies, which have allowed producers to extract significant volumes of natural gas from these plays at cost-advantaged per unit economics versus most conventional plays. According to EIA forecasts, as the depletion of onshore conventional and offshore resources continues, natural gas from unconventional resource plays is forecast to fill the void and continue to gain market share from higher-cost sources of natural gas. In fact, the EIA estimates that natural gas production from the major shale formations is forecast to provide the majority of the growth in unconventional natural gas supply, increasing to approximately 47% of total U.S. natural gas supply in 2035 as compared with 16% in 2009.

Natural gas storage operators compete for customers based on geographical location, which determines connectivity to pipelines and proximity to supply sources and end-users, as well as operating reliability and flexibility, price, available capacity and service offerings. From an operator’s perspective, having a diverse customer group that requires a variety of storage services is important to maximizing asset utilization and capturing incremental revenue opportunities while minimizing costs.

The value of natural gas storage is a reflection of its critical role in providing the North American natural gas market with a degree of supply reliability, flexibility and demand balancing. The principal value drivers include location, volatility of natural gas prices, operating flexibility, seasonal spreads, and service reliability. Although competition within the industry is robust, there are significant barriers to entering the natural gas storage business. These barriers include, among others:

•

Costs and Execution Risk. The costs of developing and constructing an underground storage facility are significant and highly variable, depending on drilling costs, subsurface issues, raw water availability, brine disposal arrangements, compression requirements, costs of establishing interconnects and other factors. The creation of storage facilities also involves significant execution risk with respect to drilling and completing wells and related sub-surface activities.

•

Time Commitment. The length of time required to permit and develop a new project and place it into service can be long and unpredictable, generally ranging from two to four years or more, depending on the type of facility, location, permitting issues, subsurface issues and other factors.

•

Financing. The magnitude and uncertainty of capital costs, length of the permitting and development cycle and scheduling uncertainties associated with natural gas storage development can present significant project financing challenges.

•

Limited Number of Sites. Finding and developing new natural gas storage facilities, or acquiring existing facilities, is extremely competitive given that there are a limited number of sites that possess the requisite characteristics in terms of proximity to pipelines and load centers, operational flexibility, geological characteristics and overall risk/return profile.

•

Required Expertise. Specialized expertise is required to identify market areas that require or will support additional storage capacity. In addition, acquiring, developing and operating natural gas storage facilities involves identifying, assessing and managing significant geological and other risks that require specialized industry knowledge and experience. Individuals with significant relationships with customers and other participants across the natural gas supply chain are also invaluable in providing a commercial understanding of the natural gas market.

The long-term demand for domestic storage services is driven primarily by the long-term demand for natural gas and the overall lack of balance between the supply of and demand for natural gas on a seasonal, monthly, daily or other basis. In general, to the extent the overall demand for natural gas increases and such growth includes higher demand from seasonal or weather-sensitive end-users, demand for natural gas storage services should also grow. In addition, any factors that contribute to more frequent and severe imbalances between the supply of and demand for natural gas, whether caused by supply or demand fluctuations, should increase the need for and value of storage services.

NGL Business

In general, natural gas produced at the wellhead contains various NGLs along with methane. This raw natural gas is usually not acceptable for transportation in the nation’s major natural gas pipeline grid or for commercial use as a fuel. Our West Coast NGL business separates NGLs from methane, delivers methane to the local natural gas pipelines, and retains NGLs for further processing within our fractionation facility.

NGL fractionation facilities separate mixed NGL streams into discrete products: propane, normal butane, isobutane and pentanes (sometimes referred to as natural gasoline). The three primary sources of mixed NGLs fractionated in the United States are domestic natural gas processing plants, domestic crude oil refineries, and imports of butane and propane mixtures.

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

The mixed NGLs delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facility are typically transported by NGL pipelines, railcars and transport trucks. Our West Coast NGL business also provides butane isomerization and refrigerated storage services. Our recently constructed isomerization facility chemically changes normal butane to isobutane, which we provide to area refineries for motor fuel blending. In addition, we store propane and butane at our Bath storage facility in New York.

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

We believe that current industry dynamics are resulting in increases in domestic drilling targeting NGLs, particularly in areas with unconventional reserves, creating the need for additional NGL infrastructure and services. Factors contributing to this include (i) a strong crude oil and NGL price environment relative to current natural gas prices, with the price of West Texas Intermediate crude oil at $79.20/bbl, Henry Hub spot prices for natural gas at $3.73/MMBTU and composite NGL prices at $1.42/gallon as of September 30, 2011; (ii) the continuation of oil and natural gas exploration and production innovation including geophysical interpretation, horizontal drilling and well completion techniques; (iii) a trend toward increased drilling in oil, condensate and NGL rich, or “liquids rich” reservoirs, especially resource plays; and (iv) increasing levels of supply of mixed NGLs coupled with strong demand from petrochemical complexes and exports, which are leading to higher capacity utilization of NGL storage facilities. We believe these trends will continue to result in strong demand for the services provided by our NGL businesses.

Salt Production

According to the Salt Institute, a North American based non-profit salt industry trade association, more than 250 million metric tons of salt were produced in the world in 2008. Salt is generally categorized into four types based upon the method of production: evaporated salt, solar salt, rock salt and salt in brine. Dry salt is produced through the following methods: solution mining and mechanical evaporation, solar evaporation or deep-shaft mining. Our US Salt facility, located in Schuyler County, New York, produces salt using solution mining and mechanical evaporation. The facility produces and sells over 300,000 tons of salt each year.

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

After the salt is removed from a solution-mined salt deposit, the empty cavern can be used to store other substances, such as natural gas, NGLs and compressed air. Each new brine well that US Salt drills creates additional potential storage capacity for us.

We believe that existing cavern capacity created by US Salt’s solution mining can be converted into up to 5 million barrels of NGL storage. We are currently working to convert a portion of this capacity into a 2.1 million gallon propane and butane storage facility near Watkins Glen, New York. We have also identified certain caverns for potential development into up to 10 Bcf of natural gas storage capacity, which we currently expect to place into service by 2014.

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

Competitive Strengths

We intend to pursue this objective by capitalizing on what we believe are our competitive strengths as follows:

Proven Acquisition Expertise

Since our predecessor’s inception and through September 30, 2011, we have acquired and successfully integrated 90 companies—82 retail propane companies and 8 midstream businesses. Our executive officers and key employees, who together average more than 15 years experience in the propane and midstream energy-related industries, have developed commercial relationships with business owners and industry participants throughout the United States. These significant industry contacts have enabled us to negotiate most of our acquisitions on an exclusive basis. We believe that this acquisition expertise should allow us to continue to grow through strategic and accretive acquisitions. Our acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to common unitholders on a per unit basis;

•	businesses in attractive market areas;

•	propane businesses with established names and reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	midstream businesses with organic expansion opportunities or strategic regional enhancement; and

•	retention of key employees in acquired businesses.

Management Experience

Our senior management team has extensive experience in the propane and midstream energy industry. Our management team has a proven track record of enhancing the value of our partnership, through the acquisition, integration and optimization of the businesses we own and operate. Our management team also has significant expertise developing and operating natural gas and NGL assets, as well as significant relationships with participants across the energy supply chain.

Flexible Financial Structure

We have a $1.0 billion credit agreement, under which we have $700 million of revolving loan capacity. We believe the funds available under the credit agreement, combined with our ability to fund acquisitions and organic growth projects through the issuance of additional partnership interests, provide us with a flexible financial structure that will facilitate our acquisition and organic growth plans. We expect that the elimination of our incentive distribution rights in November 2010 will, over time, reduce our cost of capital and, in turn, enhance our ability to compete for future acquisitions and more effectively finance organic growth projects.

Propane Business Strengths

Focus on High Percentage of Retail Sales to Residential Customers

Our retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2011, sales to residential customers represented approximately 67% of our retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, we believe that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, we own nearly 90% of the propane tanks located at our customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of our customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Comprehensive Propane Logistics and Distribution Business

One of our distinguishing strengths is our propane procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2011, we delivered 422.8 million gallons of propane on a wholesale basis to our various customers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. We also provide transportation services to these distributors through our fleet of transport vehicles, and price risk management services to our customers through a variety of financial and other instruments. The presence of our trucks serving our wholesale customers allows us to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. We believe our wholesale business enables us to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because we sell on a wholesale basis to many residential and commercial retailers, we have an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for us. We believe that we will have an adequate supply of propane to support our growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps us avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Midstream Business Strengths

Strategically Located Assets

Our assets are situated close to or within demand-based market areas, which positions us well to leverage the services we offer to our customers relative to our competitors.

In the Northeast, our natural gas and NGL storage facilities are strategically located in and around the Marcellus shale and within approximately 200 miles of the New York City metropolitan market. Our natural gas storage facilities are among the closest storage facilities to the New York City market and have the capability of delivering gas to this high-demand market and other Northeast and Mid-Atlantic market centers. We believe that our pipeline connectivity to major U.S. and Canadian natural gas supply sources provides us with a distinct competitive advantage, and that the strategic location of our assets and a lack of viable storage substitutes in the region drive the high utilization of our facilities. Moreover, the location of US Salt’s properties relative to our existing storage operations provides greater opportunities to grow organically and further harness our competitive advantage in the Northeast.

Our Tres Palacios facility is strategically located near shale gas supply (including the Eagle Ford shale), connected to multiple supply sources and supports strong demand markets. The storage facility, which is located within approximately 100 miles of Houston, provides us access to the Houston and San Antonio metropolitan areas and the broader Texas markets, as well as markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. The Texas natural gas fired electric generation market is among the largest in the United States. In addition, our West Coast NGL business is strategically located between the major refining centers of Los Angeles and San Francisco.

We believe there are opportunities to further leverage our geographic location, expand our current asset base and to enhance the platform of services we offer to our customers that will further enhance the value and profitability of these assets.

Inventory of Internal Growth Projects

We are developing numerous growth projects around our existing Northeast natural gas and NGL assets designed to enhance our profitability and increase our operating scale. As further described in “Midstream Operations” later in Item I, our significant Northeast growth projects include:

•

Natural Gas Transportation. We expect our proposed MARC I pipeline, which we anticipate placing into service in mid-year 2012, and our North/South II expansion project, which we announced in September 2011, to add significant incremental transportation capability and fee-based revenue to our natural gas transportation business.

•

Natural Gas Storage. We expect to expand our Seneca Lake facility by approximately 0.6 Bcf by December 2012, and to convert existing cavern capacity on US Salt properties into approximately 10.0 Bcf of natural gas storage capacity by 2014.

•

NGL Storage. We are developing a 2.1 million barrel propane and butane storage facility near Watkins Glen, New York, using existing cavern capacity created by US Salt’s solution-mining process. We expect to place into service the Watkins Glen NGL storage development project by June 2012.

We are also focused on growth opportunities at our Tres Palacios storage facility in Texas. In 2011, we secured the right to store NGLs in certain caverns developed for our Tres Palacios facility and elsewhere on the Markham salt dome in Texas. We expect to utilize our NGL storage rights over the next few years as greater volumes of NGLS are produced from the Eagle Ford shale and other plays in and around Texas. We also expect to interconnect Tres Palacios to additional interstate or intrastate pipelines in order to improve connectivity and offer greater storage and transportation services to our customers. For example, we anticipate extending the Tres Palacios header system by approximately 20 miles to connect with Copano’s Houston Central gas processing plant in Colorado County, Texas, which would allow shippers to move gas along 60 miles of header pipe with access to a combination of 10 interstate and intrastate pipelines and the Tres Palacios storage facility. In addition, we currently expect to place a fourth cavern into natural gas (or, depending on market demand, NGL) storage service in 2015 after the cavern is converted from brine production into natural gas or NGL storage service.

We anticipate that these projects will allow us to better serve our customers’ storage and transportation needs, increase margins and enhance our ability to obtain contracts for the use of our assets. We believe these projects will be accretive to our common unitholders and increase the scale and stability of our business.

Operations

Our operations reflect our two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At October 31, 2011, we distributed propane to retail customers from 338 customer service centers in 33 states. We market propane primarily in rural areas, but also have a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. We market our propane primarily in the eastern half of the United States through our customer service centers using multiple regional brand names. The following table shows our customer service centers by state:

State	Number of Customer Service Centers
Alabama	38
Arizona	1
Arkansas	2
Colorado	5
Connecticut	4
Delaware	1
Florida	19
Georgia	4
Illinois	4
Indiana	21
Kentucky	2
Maine	5
Maryland	6
Massachusetts	7
Michigan	34
Mississippi	25
New Hampshire	3
New Jersey	7
New Mexico	3
New York	10
North Carolina	26
Ohio	25
Oklahoma	3
Pennsylvania	17
Rhode Island	1
South Carolina	4
Tennessee	9
Texas	26
Vermont	10
Virginia	5
Washington	3
West Virginia	2
Wisconsin	6

Total	338

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

During the fiscal year ended September 30, 2011, we delivered approximately 44% of our propane volume to retail customers and 56% to wholesale customers. Our retail volume sold to residential, industrial and commercial and agricultural customers were as follows:

•	67% to residential customers;

•	26% to industrial and commercial customers; and

•	7% to agricultural customers.

No single retail customer accounted for more than 1% of our revenue during the fiscal year ended September 30, 2011.

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

Transportation Assets and Truck Maintenance

Our transportation assets are operated by L&L Transportation, LLC, a wholly-owned subsidiary of Inergy Propane. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2011, we owned a fleet of 145 tractors, 234 transports, 1,281 bobtail and rack trucks and 797 other service vehicles. In addition to supporting our retail and wholesale propane operations, our fleet is also used to deliver butane and ammonia for third parties and to distribute natural gas for various processors and refiners.

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

Wholesale Supply, Marketing and Distribution Operations

We currently provide wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While our wholesale supply, marketing and distribution operations accounted for 28% of total revenue, this business represented 5% of our gross profit during the fiscal year ended September 30, 2011.

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

Supply

We obtain a substantial majority of our propane from domestic suppliers, with our remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2011, a majority of our sales volume was purchased pursuant to contracts that have a term of one year or less; the balance of our sales volume was purchased on the spot market. The percentage of our contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

One supplier, BP Amoco Corp., accounted for 14% of propane purchases during the past fiscal year. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Midstream Operations

Natural Gas Storage Operations

We own and operate five high-performance natural gas storage facilities located in New York, Pennsylvania and Texas that have an aggregate working gas storage capacity of 79.3 Bcf with high peak injection and withdrawal capabilities. Our natural gas storage facilities, all of which are regulated by FERC, have low maintenance costs, long useful lives and comparatively high injection and withdrawal (or cycling) capabilities. Our facilities include:

•

Stagecoach, a multi-cycle natural gas storage facility located approximately 150 miles northwest of New York City in Tioga County, New York and Bradford County, Pennsylvania. The facility, which generates fee-based revenues under a market-based rate structure, is the closest natural gas storage facility to the northeastern U.S. demand market. Stagecoach’s 24-mile, 30-inch diameter south pipeline lateral connects the facility to Tennessee Gas Pipeline’s (“TGP”) 300 Line, and its 10-mile, 20-inch diameter north pipeline lateral connects the facility to the Millennium Pipeline. The Stagecoach laterals diversify our supply sources and provide wheeling and other transportation opportunities to shippers. We acquired Stagecoach in 2005;

•

Thomas Corners, a multi-cycle natural gas storage facility located in Steuben County, New York. The facility generates fee-based revenues under a market-based rate structure. An 8-mile, 12-inch diameter pipeline lateral connects Thomas Corners to TGP’s 400 Line, and a 7.5-mile, 8-inch diameter pipeline lateral connects the Thomas Corners to Millennium. We developed and placed Thomas Corners into service in November 2009;

•

Steuben, a single-turn natural gas storage facility located in Steuben County, New York. The facility generates fee-based revenues under a cost-of-service rate structure. A 12.5 mile, 12-inch diameter pipeline lateral connects Steuben to Dominion, and a 6-inch diameter pipeline measuring less than one mile connects Steuben and our Thomas Corners facility. We acquired in October 2007 a minority interest in the owner/operator of the Steuben facility, and we increased our ownership interest to 100% in fiscal 2010;

•

Tres Palacios, a multi-cycle salt dome natural gas storage facility located in Matagorda County, Texas. The facility generates fee-based revenues under a market-based rate structure. Located approximately 100 miles southwest of Houston, Tres Palacios is currently connected to a total of ten intrastate and interstate pipelines offering connectivity to multiple demand markets including the Houston and San Antonio metropolitan areas, the broader Texas markets, and markets in the Northeast, Midwest, Southeast, Florida and Mid-Atlantic United States and Mexico. The Tres Palacios facility’s header system consists of dual, bilateral 24-inch diameter pipelines, with a 31 mile north pipeline corridor in Matagorda and Wharton Counties, Texas and a 10.8 mile south pipeline corridor in Matagorda County, Texas. We acquired the facility’s owner/operator, Tres Palacios Gas Storage LLC, on October 14, 2010; and

•

Seneca Lake, a multi-cycle natural gas storage facility located in Schuyler County, New York. The facility generates fee-based revenues under a market-based rate structure. Seneca Lake is connected to Dominion’s system via the 20-mile, 16-inch diameter Seneca West pipeline lateral, and crosses both Millennium and the Empire Pipeline. We intend to interconnect Seneca Lake with Millennium under our existing blanket FERC authority by December 2011, which we expect to increase market demand for storage service at Seneca Lake. We acquired Seneca Lake from New York State Electric & Gas Corporation (“NYSEG”) on July 13, 2011.

Additional information concerning our natural gas storage facilities, as of September 30, 2011, is provided below.

Facility Name/ Location	Facility Type	Percentage Contractually Committed		Certificated Working Gas Storage Capacity (Bcf)	Maximum Injection Rate (MMcf/d)	Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, New York; Bradford County, Pennsylvania	High Performance, Multi-Cycle, Depleted Reservoir	95%		26.25	250	500	TGP’s 300 Line; Millennium(1)

Thomas Corners Steuben County, New York	High Performance, Multi-Cycle, Depleted Reservoir	100	%(2)	7.0	70	140	TGP’s 400 Line; Millennium; Dominion(3)

Seneca Lake Schuyler County, New York	High Performance, Multi-Cycle, Bedded Salt Cavern	59%		1.45	72.5	145	Dominion

Tres Palacios Matagorda County, Texas	High Performance, Multi-Cycle, Salt Dome Cavern	71%		38.4	2,500	1,000	Multiple(4)

Steuben Steuben County, New York	Single-Turn, Depleted Reservoir	100%		6.2	30	60	TGP’s 400 Line; Millennium; Dominion(5)

Total				79.3	2,922.5	1,845

(1)	We have requested FERC authorization to interconnect Stagecoach’s south lateral to Transco’s Leidy Line as part of our MARC I pipeline project.
(2)	Thomas Corners currently has 5.7 Bcf of operationally-available capacity, all of which has been sold under firm storage contracts. Therefore, 100% of the facility’s operationally-available capacity is committed.
(3)	Thomas Corners is indirectly connected to Dominion through our Steuben facility.
(4)	Tres Palacios is interconnected to Florida Gas Transmission Company, LLC, Kinder Morgan Tejas Pipeline, L.P., Houston Pipe Line Company, Central Texas Gathering System, Natural Gas Pipeline Company of America, Transcontinental Gas Pipe Line Corporation, TGP, Valero Natural Gas Pipe Line Company, Channel Pipeline Company, and Texas Eastern Transmission, L.P.
(5)	Steuben is indirectly connected to TGP and Millennium through our Thomas Corners facility.

Natural Gas Transportation Operations

We own natural gas pipelines, including storage pipeline laterals, located in New York and Pennsylvania that provide shippers with 30 MMcf/d of intrastate transportation capacity and, upon completion of the North/South expansion project, will provide shippers with 325 MMcf/d of interstate transportation capacity.

Our North/South expansion project, expected to be completed in November 2011, involves the installation of additional compression facilities that increase throughput capacity on Stagecoach’s north and south laterals. We are installing a 13,400 horsepower electric-powered centrifugal compressor near the interconnect between Stagecoach’s north lateral and the Millennium Pipeline in Tioga, New York, and a 15,300 horsepower electric-powered compressor near the interconnect between Stagecoach’s south lateral and TGP’s 300 Line in Bradford County, Pennsylvania. Shippers can wheel gas bidirectionally on a firm basis from the Millennium to TGP’s 300 Line, or from points in between. In connection with this project, we entered into binding five-year agreements with five shippers to provide up to 325 MMcf/d of firm wheeling capacity at negotiated rates between receipt and delivery points at the existing interconnects with Millennium and the 300 Line.

Our proposed MARC I pipeline is a 39-mile, 30-inch diameter bidirectional natural gas pipeline that will connect the Stagecoach south lateral and TGP’s 300 Line in Bradford County, Pennsylvania, with Transco’s Leidy Line in Lycoming County, Pennsylvania. The project involves the installation of a 16,360 horsepower gas-fired compression facility in the vicinity of the Transco interconnect, a 15,000 horsepower electric-powered compression facility at the proposed interconnect between the Stagecoach south lateral and TGP’s 300 Line, and related metering, flow control and appurtenant facilities. We have entered into binding 10-year agreements with four shippers to provide approximately 550 MMcf/d of firm interstate transportation service on the MARC I pipeline after its completion. We requested FERC authorization for the project in August 2010 and currently expect to receive approval in November 2011. We expect to begin construction shortly following our receipt of FERC authorization, and we expect to complete and place into service the pipeline in July 2012.

On September 29, 2011, we announced a non-binding “open season” relating to the North/South II expansion project. The open season is designed to gauge shipper interest in transporting additional natural gas volumes bidirectionally on a firm basis through our existing Stagecoach laterals from Millennium to TGP’s 300 Line, and all points in between. In connection with this project, we expect to lay approximately three miles of pipe to connect the Stagecoach north lateral with our Inergy East pipeline. This interconnection will allow shippers to transport volumes bidirectionally from TGP’s 300 Line, and intermediate points including Millennium, to a new interconnect with Dominion in Tompkins County, New York, where our Inergy East pipeline interconnects with Dominion.

We also own and operate a 37.5-mile, 12-inch diameter intrastate pipeline that is located in New York and runs within approximately three miles of our Stagecoach north lateral’s point of interconnection with the Millennium Pipeline. The Inergy East pipeline, formerly known as the Seneca Lake east lateral pipeline, is subject to regulation by the New York Public Service Commission (“NYPSC”). We provide 30 MMcf/d of firm transportation capacity to NYSEG under an agreement approved by the NYPSC to transport natural gas from our interconnect with Dominion’s system to certain NYSEG city gates within its service territory. The initial term of the NYSEG contract is 10 years, and NYSEG has the right to extend the term for incremental five-year periods during the life of the pipeline. We acquired the intrastate pipeline from NYSEG in July 2011 as part of our acquisition of the Seneca Lake natural gas storage facility.

NGL Storage Operations

Our Bath NGL storage facility, acquired in October 2006, is a 1.7 million barrel salt cavern storage facility located near Bath, New York. The facility generates fee-based revenue and currently has 1.5 million barrels of storage capacity operationally available. We have contracted all of the operationally-available storage capacity primarily to strong, investment grade companies. The Bath facility is supported by both rail and truck terminals capable of loading and unloading 23 rail cars per day and 17 truck transports per day.

We are developing a 2.1 million barrel NGL storage facility near Watkins Glen, New York, using existing cavern capacity created by US Salt’s solution-mining process. Propane and butane will be stored in these caverns seasonally. The facility will be supported by rail and truck terminal facilities capable of loading and unloading 32 railcars per day and 45 truck transports per day, and will connect with TEPPCO NGL’s interstate pipeline. Upon receipt of New York State Department of Environmental Conservation (“NYSDEC”) approval, we believe the Watkins Glen facility can be expanded to 5.0 million barrels of storage capacity. We expect to receive NYSDEC approval in early 2012 to construct the Watkins Glen facility, and to place the project into service by June 2012. In connection with this project, we entered into a binding storage contract with an anchor customer for 2.0 million barrels of future propane and butane storage service.

West Coast NGL Operations

Our West Coast NGL business, acquired in 2003, is located near Bakersfield, California. The facility includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations.

Salt Operations

Our US Salt production facility, acquired in August 2008, is located in Schuyler County, New York, and produces salt using solution mining and mechanical evaporation. The facility is strategically located in close proximity to our Seneca Lake natural gas storage facility and our Watkins Glen NGL storage development project. US Salt produces and sells over 300,000 tons of salt each year.

For more information on our reportable business segments, see Note 13 to our consolidated financial statements.

Employees

As of October 31, 2011, we had 2,865 full-time employees and 66 part-time employees. Of the 2,931 employees, 132 were general and administrative and 2,799 were operational. Of the operational employees, 251 were members of labor unions. We believe that our relationship with our employees is satisfactory.

Government Regulation

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the law in substantially all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a county or municipal level. Regarding the transportation of propane, ammonia and butane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and the transportation of ammonia and butane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

We are also subject to stringent federal, state and local environmental, health and safety laws and environmental regulations governing our operations. These laws and regulations impose limitations on the discharge and emission of pollutants and establish standards for the handling of solid and hazardous wastes. Applicable laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous substances. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial liabilities and the issuance of injunctions restricting or prohibiting our activities. We have not received any notices that we have violated these environmental laws and regulations in any material respect and we have not otherwise incurred any material liability or capital expenditure thereunder.

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

Midstream

Our midstream operations are subject to extensive federal, state and local regulation. In particular, our natural gas storage and transportation facilities are subject to regulation by the FERC, and our natural gas pipelines (including storage lateral pipelines) are subject to regulation by the DOT’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”).

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

The rates and terms and conditions of our natural gas storage and transportation services are found in the FERC-approved tariffs of Central New York Oil And Gas Company, L.L.C. (“CNYOG”), the owner of the Stagecoach facility and laterals; Steuben Gas Storage Company, the owner of the Steuben facility; Arlington Storage Company, LLC (“ASC”), the owner of the Thomas Corners and Seneca Lake facilities; and Tres Palacios Gas Storage LLC (“TPGS”), the owner of the Tres Palacios facility. CNYOG, ASC and TPGS are authorized to charge and collect market-based rates for storage services provided at the Stagecoach, Thomas Corners, Seneca Lake and Tres Palacios facilities, and CNYOG is authorized to charge and collected negotiated rates for transportation services provided by our North/South facilities. Steuben Gas Storage Company is authorized to charge and collect cost-of-service rates at the Steuben facility. Market-based and negotiated rate authority allows us to negotiate rates with individual customers based on market demand, which we then make public. A loss of market-based rate authority or any successful complaint or protest against the rates charged or provided by CNYOG, ASC or TPGS could have an adverse impact on our revenues.

On August 6, 2010, CNYOG filed an application with the FERC requesting authority to construct, operate and own the MARC I pipeline. On May 27, 2011, the FERC issued an Environmental Assessment (“EA”) for the project, in which FERC Staff proposed a “finding of no significant impact” and recommended the adoption of 22 mitigation measures. We filed our initial comments to the EA in July 2011 and subsequently responded to numerous comments filed by interveners. Several interveners opposed to the development of natural gas infrastructure in the Northeast have argued that, among other things, the environmental impact of the MARC I pipeline must be more fully evaluated in an Environmental Impact Statement (“EIS”) before the FERC can issue a certificate authorizing the project. The preparation of an EIS could delay our FERC proceeding by an additional six-to-nine months. We do not expect the FERC to require an EIS, and we expect the FERC to issue an order granting the requested authorization in November 2011. We cannot, however, provide any assurances that the FERC will not require the preparation of an EIS or grant our requested authorization when anticipated, if at all.

We also plan to request FERC authorization to charge market-based rates for storage services provided by our Steuben natural gas facility. In particular, we intend to request FERC approval to merge Steuben Gas Storage Company into ASC and, as a result thereof, charge market-based rates for Steuben storage services under ASC’s tariff. If our request is granted, we will have the ability to charge market-based rates for storage service provided by our Thomas Corners, Seneca Lake and Steuben facilities under one tariff (ASC’s tariff), which will move us closer toward becoming an integrated natural gas storage and transportation hub in the Northeast. The ownership and operation of Steuben and Thomas Corners by ASC under its tariff will effectively enable Thomas Corners to be directly connected to Dominion and enable Steuben to be directly connected to TGP and Millennium, i.e., there will be no functional distinction between Thomas Corners’ and Steuben’s interconnections once both facilities provide storage services under ASC’s tariff.

Our pipelines used to store and transport natural gas are subject to regulation by the PHMSA under the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”). The NGPSA regulates safety requirements in the design, installation, testing, construction, operation and maintenance of gas pipeline facilities. The NGPSA has since been amended by the Pipeline Safety Act of 1992, the Pipeline Safety Improvement Act of 2002, and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006. These amendments, along with implementing regulations more recently adopted by PHMSA, have imposed additional safety requirements on pipeline operators such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventative measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. The PHMSA has approved our qualification programs, and we believe that we are in substantial compliance with these requirements.

In response to recent major pipeline accidents, including an explosion in a residential neighborhood in San Bruno, California, Congress is considering several bills proposing increased pipeline safety requirements. Among the changes being considered are significantly higher maximum civil penalties, new standards for excess flow and shutoff valves, public accessibility of pipeline information and expansion of safety requirements to classes of pipeline that were formerly exempt. The PHMSA is also considering changes to its natural gas transmission pipeline regulations to, among other things, strengthen integrity management requirements applicable to existing operators; strengthen or expand non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and add new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection or withdrawal well piping that are not regulated today. We cannot predict the final outcome of these legislative efforts or the precise impact that compliance with any resulting new requirements may have on our business. Any new or expanded pipeline safety requirements could increase our cost of operation and impair our ability, or the ability of interconnected transportation facilities, to provide service during the period in which assessments and repairs take place, adversely affecting our business.

Our natural gas and NGL storage operations are also subject to non-rate regulation by state agencies. For example, the Railroad Commission of Texas (“RRC”) has jurisdiction over oil and gas wells drilled and produced, underground natural gas storage caverns and related facilities and pipelines used to transport oil or gas resources in Texas, and the NYSDEC has jurisdiction over the underground storage of natural gas and NGL and well drilling, conversion and plugging in New York. Accordingly, the RRC regulates aspects of Tres Palacios and the NYSDEC regulates aspects of our Stagecoach, Thomas Corners, Seneca Lake and Steuben natural gas storage facilities and our NGL storage facilities (including our Bath facility and our proposed Watkins Glen facility). Our inability to obtain, maintain or renew any material permit required to operate or expand our storage projects could have an adverse impact on our revenues.

Inergy Pipeline East, LLC, as the owner and operator of the 37.5-mile Inergy East intrastate natural gas pipeline (formerly known as the Seneca Lake east lateral pipeline), is subject to lightened regulation under NYPSC regulations and policies. Under lightened regulation, Inergy East is exempt from most NYPSC regulation applicable to the provision of retail service and, instead, must comply with limited corporate (e.g., obtaining approval prior to any transfer of its ownership interests or the issuance of debt securities) and operational and safety (e.g., filing of vegetation management plan and annual reports detailing the gas volumes transported over the pipeline) requirements regulated by the NYPSC.

On October 9, 2009, we filed an application with the NYSDEC for an underground storage permit for our Watkins Glen NGL storage facility. On November 17, 2010, the NYSDEC issued a Positive Declaration for the project. On August 17, 2011, the NYSDEC determined that the Draft Supplemental Environmental Impact Statement we submitted for the project was complete. A public hearing on the project was held on September 27, 2011, and a second public hearing was held on November 3, 2011. We expect to receive NYSDEC approval in the first calendar quarter of 2012, and to commence construction of the Watkins Glen facility immediately thereafter.

Item 1A. Risk Factors

Risks Inherent in Our Business

Future acquisitions and completion of expansion projects will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.

We plan to fund our acquisitions and expansion capital expenditures, including any future expansions we may undertake, with proceeds from sales of our debt and equity securities and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable to refinance our revolving credit facility when it expires. In addition, we may be unable to obtain adequate funding under our current revolving credit facility because our lending counterparties may be unable to meet their funding obligations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions may make it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased while the availability of funds from those markets generally has diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of our counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance acquisitions or our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.

If we do not continue to make acquisitions on economically acceptable terms, our future financial performance may be limited.

Due to increased competition from alternative energy sources, the propane industry is not a growth industry. In addition, as a result of long-standing customer relationships that are typical in the retail home propane industry, the inconvenience of switching tanks and suppliers and propane’s higher cost as compared to other energy sources, we may have difficulty in increasing our retail customer base other than through acquisitions. Therefore, while our operating objectives include promoting internal growth, our ability to grow depends principally on acquisitions. Our future financial performance depends on our ability to continue to make acquisitions at attractive prices. There is no assurance that we will be able to continue to identify attractive acquisition candidates in the future or that we will be able to acquire businesses on economically acceptable terms. In particular, competition for acquisitions in the propane business has intensified and become more costly. We may not be able to grow as rapidly as we expect through our acquisition of additional businesses for various reasons, including the following:

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

Our growth strategy includes acquiring entities with lines of business that are distinct and separate from our existing operations, which could subject us to additional business and operating risks.

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

In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of the new business segments, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial condition or prospects. Furthermore, new lines of business will subject us to additional business and operating risks, which could have a material adverse effect on our financial condition or results of operations.

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

As of September 30, 2011, we had $1.9 billion of total outstanding indebtedness. Our leverage, various limitations in the agreements governing our credit facility, other restrictions governing our indebtedness and the indentures governing our senior notes may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Our bank credit agreement and the indentures governing our senior notes contain provisions relating to change of control of our general partner, our partnership and our operating company. If these provisions are triggered, our outstanding bank indebtedness may become due. In such an event, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under our credit facility would have the right to foreclose on our assets, which would have a material adverse effect on us. There is no restriction on the ability of our general partners to enter into a transaction which would trigger the change of control provisions.

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

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for the natural gas or NGLs we store as part of our midstream services. It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us or our customers and also adversely affect demand for the natural gas or NGLs we store and transport as part of our business. For instance, the U.S. Environmental Protection Agency, or EPA, and other federal and state agencies are considering or have already commenced the study of potential adverse impacts that certain drilling methods (including hydraulic fracturing) may have on water quality and public health, with the U.S. Department of Energy having only recently released a report on August 11, 2011, recommending the implementation of a variety of measures to reduce the environmental impacts from shale-gas production. Similarly, the U.S. Congress and several states, including New York and Pennsylvania, have proposed or enacted legislation or regulations that are expected to make it more difficult or costly for exploration and production companies to produce natural gas and NGLs. These initiatives, enactments and regulations could have an indirect adverse impact on us by decreasing demand for the storage and transportation services that we offer.

Cost reimbursements due our general partner may be substantial and will reduce the cash available for principal and interest on our outstanding indebtedness.

We reimburse our general partner and its affiliates, including officers and directors of our general partner, for all expenses they incur on our behalf. The reimbursement of expenses could adversely affect our ability to make payments of principal and interest on our outstanding indebtedness. Our general partner has sole discretion to determine the amount of these expenses. In addition, our general partner and its affiliates provide us with services for which we are charged reasonable fees as determined by our general partner in its sole discretion.

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

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our storage services.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011, which could require greenhouse emission controls for those sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas that is produced, which may decrease demand for our storage services. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Most of our total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. One of our suppliers, BP Amoco Corp., accounted for 14% of propane purchases during the fiscal year ended September 30, 2011. In the event that we are unable to purchase propane from our significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

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

Risks Related to Our Midstream Operations

Our natural gas operations are subject to extensive regulation by federal, state and local regulatory authorities; regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

Our natural gas storage and transportation business is subject to extensive regulation by federal, state and local regulatory authorities. Because we transport natural gas in interstate commerce and we store natural gas that is transported in interstate commerce, our natural gas storage and transportation facilities are subject to comprehensive regulation by the FERC under the Natural Gas Act.

Federal regulation under the Natural Gas Act extends to such matters as rates, operating terms and conditions of service; the form of tariffs governing service; the types of services we may offer to our customers; the certification and construction of new, or the expansion of existing, facilities; the acquisition, extension, disposition or abandonment of facilities; contracts for service between storage and transportation providers and their customers; creditworthiness and credit support requirements; the maintenance of accounts and records; relationships among affiliated companies involved in certain aspects of the natural gas business; the initiation and discontinuation of services; and various other matters. Natural gas companies may not charge rates that, upon review by FERC, are found to be unjust and unreasonable or unduly discriminatory. The rates and terms and conditions for interstate services provided by the Steuben facility are found in the FERC-approved tariff of Steuben Gas Storage Company. The rates and terms and conditions for interstate services provided by Stagecoach are found in the FERC-approved tariff of CNYOG. The rates and terms and conditions for interstate services provided by the Thomas Corners and Seneca Lake facilities are found in the FERC-approved tariff of ASC. The rates of terms and conditions for interstate services provided by Tres Palacios are found in the FERC-approved tariff of TPGS.

Under the Natural Gas Act, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Rate increases proposed by a regulated pipeline or storage provider may also be challenged and such increases may be rejected by FERC. We currently hold authority from FERC to charge and collect (i) market-based rates for interstate storage services provided at the Stagecoach, Thomas Corners, Seneca Lake and Tres Palacios facilities and (ii) negotiated rates for interstate transportation services provided over the Stagecoach north and south lateral pipelines. FERC’s “market-based rate” policy allows regulated entities to charge rates different from, and in some cases, less than, those which would be permitted under traditional cost-of-service regulation. Among the sorts of changes in circumstances that could raise market power concerns would be an expansion of capacity, acquisitions or other changes in market dynamics. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Any successful challenge against rates charged for our storage and transportation services, or our loss of market-based rate authority or negotiated rate authority, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions. Our market-based rate authority for our natural gas storage facilities may be subject to review and possible revocation if FERC determines that we have the ability to exercise market power in our market area. If we were to lose our ability to charge market-based rates, we would be required to file rates based on our cost of providing service, including a reasonable rate of return. Cost-of-service rates are likely to be lower than our current market-based rates.

Interstate storage services provided at the Steuben facility are currently subject to cost-of-service regulation. FERC’s cost-of-service regulations limit the maximum rates for storage services to the cost of providing service plus a reasonable return. In each rate case, the FERC must approve service costs, the allocation of costs, the allowed rate of return on capital investment, rate design, and other rate factors. A negative determination on any of these rate factors could adversely affect our business, financial condition, results of operations and ability to make distributions. Although we intend to request FERC authorization to charge market-based rates for Steuben storage services, we cannot guarantee that the FERC will grant that authorization. If the FERC does not authorize us to charge market-based rates at the Steuben facility, we will continue to charge cost-of-service rates.

There can be no assurance that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. Failure to comply with applicable regulations under the Natural Gas Act, the Natural Gas Policy Act of 1978, the Pipeline Safety Act of 1968 and certain other laws, and with implementing regulations associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to $1,000,000 per day, per violation.

We may not be able to renew or replace expiring storage contracts.

Our primary exposure to market risk occurs at the time our existing storage contracts expire and are subject to renegotiation and renewal. As of September 30, 2011, the weighted-average remaining tenor of our existing portfolio of firm storage contracts is approximately 2.8 years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including the level of existing and new competition to provide storage services to our markets; the macroeconomic factors affecting natural gas and NGL storage economics for our current and potential customers; the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets; the extent to which the customers in our markets are willing to contract on a long-term basis; and the effects of federal, state or local regulations on the contracting practices of our customers. Any failure to extend or replace a significant portion of our existing contracts, or extending or replacing them at unfavorable or lower rates, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

We depend on third-party pipelines connected to our natural gas facilities and pipelines, and we could be negatively impacted by circumstances beyond our control that temporarily or permanently interrupt the operation of such third-party pipelines.

We depend on the continued operation of third-party pipelines that provide delivery options to and from our storage facilities, and to which our transportation pipelines are connected. This is true particularly in the Northeast, where our Stagecoach facility depends on TGP’s 300 Line and Millennium, currently the only pipelines to which it is directly interconnected; our Steuben and Seneca Lake facilities depend on Dominion; and our Thomas Corners facility depends on TGP’s 400 Line and Millennium. These pipelines are owned by parties not affiliated with us. Any temporary or permanent interruption at any key pipeline or other interconnect point with our natural gas storage facilities that causes a material reduction in the volume of storage or transportation services provided by us could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities and pipelines affect the utilization and value of our services. Significant changes in the rates charged by these pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

Expanding our business by constructing new midstream assets subjects us to risks.

We have a number of growth projects, such as the MARC I pipeline, the Watkins Glen NGL storage development project, the expansion of Seneca Lake natural gas storage facility (Gallery 2) by 0.6 Bcf of working gas storage capacity, the North/South II expansion project, and the development of up to 10 Bcf of natural gas storage capacity using existing cavern capacity on US Salt properties. The development and construction of storage facilities and pipelines involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. When we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new midstream asset, the construction will occur over an extended period of time, and we will not receive material increases in revenues until the project is placed in service. Furthermore, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations and ability to make distributions.

Certain of our internal growth projects must receive certificate authority from FERC and other government agencies prior to construction, such as our MARC I pipeline. The approval process for storage and transportation projects, particularly those located in the Northeast, has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering activities in new production areas (including the Marcellus shale play). We cannot guarantee such certificate authorization will be granted or, if granted, that such authorization will be free of burdensome or expensive conditions.

Increased competition from other companies that provide storage or transportation services, or services that can substitute for storage or transportation services, could have a negative impact on the demand for our services, which could adversely affect our financial results.

We compete primarily with other providers of storage and transportation services that own or operate natural gas and NGL storage facilities and natural gas pipelines. Such competitors include independent storage developers and operators, local distribution companies, interstate and intrastate natural gas transmission companies with storage facilities connected to their pipelines, and other midstream companies. Some of our competitors have greater financial, managerial and other resources than we do and control substantially more storage and transportation capacity than we do. Our principal natural gas storage competitors include, among others, Dominion Resources, Inc., NiSource Inc. and El Paso Corporation. These major pipeline natural gas transmission companies have existing storage facilities connected to their systems that compete with certain of our facilities. In addition, our customers may develop their own storage and transportation assets in lieu of using ours. FERC has adopted a policy that favors authorization of new storage projects, and there are numerous natural gas storage options in the New York/Pennsylvania and Texas geographic markets. Pending and future construction projects, if and when brought on-line, may also compete with our natural gas storage operations. Such projects may include FERC-certificated storage expansions and greenfield construction projects.

We also compete with the numerous alternatives to storage available to customers, including pipeline balancing/no-notice services, seasonal/swing services provided by pipelines and marketers and on-system liquefied natural gas facilities. In addition, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas storage and transportation services.

If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct new storage or transportation assets that would create additional competition for us. The expansion of storage or transportation assets and construction activities of our competitors could result in storage or transportation capacity in excess of actual demand, which could reduce the demand for our services, and potentially reduce the rates that we receive for our services.

All of these competitive pressures could make it more difficult for us to retain our existing customers and/or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas and NGL storage and transportation in our markets, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that increase the cost or limit the use of natural gas.

We expect to derive a significant portion of our revenues from our storage and transportation operations from a limited number of customers, and the loss of one or more of these customers could result in a significant loss of revenues and cash flow.

We expect to derive a significant portion of our revenues and cash flow in connection with our natural gas and NGL storage and transportation operations from a limited number of customers. The loss, nonpayment, nonperformance or impaired creditworthiness of one of these customers could have a material adverse effect on our business, results of operations and financial condition.

Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on our natural gas storage business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for our storage services. The natural gas storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which impacts the level of demand for our services and the rates we are able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased production capacity or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline.

In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and likely place upward pressure on the costs of associated expansion activities. An extended period of low natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on our business, financial condition, results of operations and ability to make distributions.

We are exposed to the credit risk of our customers in the ordinary course of our business.

We extend credit to our customers as a normal part of our business. As a result, we are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers. While we have established credit policies that include assessing the creditworthiness of our customers as permitted by our FERC-approved gas tariffs and requiring appropriate terms or credit support from them based on the results of such assessments, there can be no assurance that we have adequately assessed the creditworthiness of our existing or future customers or that there will not be unanticipated deterioration in their creditworthiness. Resulting nonpayment and/or nonperformance by our customers could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

Additionally, in instances where we loan natural gas to third parties, the magnitude of our credit risk is significantly increased, as the failure of the third party to return the loaned volumes would result in losses equal to the full value of the loaned natural gas rather than, in the case of firm storage or hub services contracts, losses equal to fees on volumes nominated for injection or withdrawal.

The fees charged by us to third parties under storage, transportation and processing agreements may not escalate sufficiently to cover increases in costs, and those agreements may be suspended in some circumstances.

Our costs may increase at a rate greater than the rate that the fees we charge to third parties increase pursuant to our contracts with them. In addition, some third parties’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of natural gas is curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities or those of third parties. If the escalation of fees is insufficient to cover increased costs or if any third party suspends or terminates its contracts with us, our business, financial condition, results of operations and ability to make distributions could be materially adversely affected.

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

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs for which we are not fully insured, our operations and financial results could be adversely affected.

Our midstream operations are subject to all of the risks and hazards inherent in the natural gas and NGL businesses, including:

•

reduction of our available storage capacity at our salt caverns over time due to (i) unexpected increases in the temperature of our caverns, which reduces capacity as a result of the expansion of the stored natural gas, (ii) the long-term effect of pressure differentials between the caverns and the surrounding salt formations (known as “salt creep”) or (iii) problems with the structural integrity of our salt caverns;

•	subsidence of the geological structures where we store natural gas and NGLs;

•	risks and hazards inherent in drilling operations associated with the development of new caverns;

•	problems maintaining the wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our storage facilities;

•

damage to our facilities and properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism, third parties (including from construction, farm and utility equipment), equipment or material failures, pipeline or vessel ruptures or corrosion, explosions and other incidents;

•	leaks, migrations or losses of natural gas and NGLs;

•	collapse of storage caverns;

•	operator error;

•	environmental pollution or other environmental issues, including drinking water contamination associated with our raw water or water disposal wells or our water treatment facilities; and

•	other industry hazards that could result in the suspension of operations.

These risks could result in substantial losses due to breaches of contractual commitments, personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. In addition, we are not insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, it could result in a material adverse effect on our business, financial condition, results of operations and ability to make distributions. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, we may be unable to recover from prior owners of our assets, pursuant to our indemnification rights, for potential environmental liabilities.

Risks Inherent in an Investment in Us

Unitholders have less ability to elect or remove management than holders of common stock in a corporation.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect, and do not have the right to elect, our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the sole member of our general partner, Inergy Holdings, L.P. John J. Sherman, who currently is the only voting member of the general partner of Inergy Holdings, effectively has the authority to appoint all of our directors. Although our general partner has a fiduciary duty to manage our partnership in a manner beneficial to Inergy, L.P. and our unitholders, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to its member, Inergy Holdings, L.P.

If unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class.

Our unitholders’ voting rights are further restricted by a provision in our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partners and their affiliates, cannot be voted on any matter.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, Inergy Holdings, L.P., from transferring its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers.

Cost reimbursements due our general partner may be substantial and reduce our ability to pay the minimum quarterly distribution.

Before making any distributions on our units, we will reimburse our general partner for all expenses it has incurred on our behalf. In addition, our general partners and their affiliates may provide us with services for which we will be charged reasonable fees as determined by our general partner. The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to you. Our general partner has sole discretion to determine the amount of these expenses and fees.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies requirements regarding the sources of its income. Based on our current operations we believe that we are treated as a partnership rather than a corporation; however, a change in our business could cause us to be treated as a corporation for federal income tax purposes.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by you and our general partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes on your share of our income even if you do not receive cash distributions from us.

Because you will be treated as a partner in us for federal income tax purposes, we will allocate a share of our taxable income to you which could be different in amount than the cash we distribute to you, and you may be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you do not receive any cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

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

Tax-exempt entities, regulated investment companies and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

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

We treat each purchaser of our common units as having the same tax benefits without regard to the specific common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange within a twelve-month period of 50% or more of the total interests in our capital and profits. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. Pursuant to an IRS relief procedure a publicly traded partnership that has technically terminated may request special relief which, if granted by the IRS, among other things, would permit the partnership to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of October 31, 2011, we owned 205 of our 338 retail propane customer service centers and leased the remaining centers. For more information concerning the location of our customer service centers see “Retail Propane” under Item 1. We lease our Kansas City, Missouri headquarters. We lease underground storage facilities with an aggregate capacity of 49.3 million gallons of propane and butane at eight locations under annual lease agreements. In addition, we own two underground storage facilities with an aggregate capacity of 71.6 million gallons of propane and butane. We also lease capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to our retail propane operations and customer retention. As of September 30, 2011, we owned the following:

•	1,375 bulk storage tanks at approximately 700 locations with typical capacities of 12,000 to 30,000 gallons;

•	500,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons; and

•	200,000 portable propane cylinders with typical capacities of up to 35 gallons.

We own the following midstream assets as discussed in Item 1:

•	Stagecoach natural gas storage facility;

•	Thomas Corners natural gas storage facility;

•	Steuben natural gas storage facility;

•	Tres Palacios natural gas storage facility;

•	Seneca Lake natural gas storage facility;

•	facilities comprising our West Coast NGL business;

•	Inergy East intrastate natural gas pipeline;

•	Bath NGL storage facility; and

•	US Salt plant.

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our credit facility are secured by liens and mortgages on our fee-owned real and personal property, except real property located in New York.

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

Item 3. Legal Proceedings.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Following the announcement of the Merger Agreement, two unitholder class action lawsuits were filed in the Court of Chancery of the State of Delaware challenging the proposed merger (Joel A. Gerber v. Inergy GP, LLC et al., No. 5864 and G-2 Trading LLC v. Inergy GP, LLC et al., No. 5816) (collectively, the “Inergy Unitholder Lawsuits”). The parties to the Inergy Unitholder Lawsuits have entered into a Memorandum of Understanding whereby in consideration for the settlement and dismissal of the claims, the individual Class B unitholders will forego and relinquish a total of 135,539 Class B units to be received as distributions following the date on which the settlement and dismissal becomes final and no longer appealable. The parties are waiting on court approval of the proposed settlement.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

From July 31, 2001 to March 23, 2010, our common units representing limited partner interests were traded on NASDAQ’s Global Select National Market under the symbol “NRGY.” On March 24, 2010, our common units representing limited partner interests began trading on The New York Stock Exchange under the symbol “NRGY.” The following table sets forth the range of high and low bid prices of the common units, as reported by NASDAQ and the NYSE, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2011:
September 30, 2011	$24.91	$35.90	$0.705
June 30, 2011	33.52	41.22	0.705
March 31, 2011	38.49	42.75	0.705
December 31, 2010	37.25	41.92	0.705

Fiscal 2010:
September 30, 2010	$35.56	$43.95	$0.705
June 30, 2010	30.35	39.94	0.705
March 31, 2010	32.48	38.04	0.695
December 31, 2009	28.70	36.24	0.685

As of November 7, 2011, we had issued and outstanding 119,107,279 common units, 4,867,252 Class A units and 12,165,499 Class B units, which were held by 212, 2 and 20 unitholders of record, respectively.

Our company makes quarterly distributions to the partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to unitholders for any one or more of the next four quarters;

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

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	253,953	$15.29	4,162,505

Total	253,953	$15.29	4,162,505

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data and other operating data of Inergy, L.P. The selected historical consolidated financial data of Inergy, L.P. as of and for the years ended September 30, 2011, 2010, 2009, 2008, and 2007, are derived from the audited consolidated financial statements of Inergy, L.P and Inergy Partners, LLC. Financial information for the years ended September 30, 2010, 2009, 2008 and 2007, have been revised to reflect the Merger. The historical consolidated financial data of Inergy, L.P. and Inergy Partners, LLC include the results of operations of its acquisitions from the effective date of the respective acquisitions.

“EBITDA” shown in the table below is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses, transaction costs, net income attributable to non-controlling partners and interest, tax, depreciation and amortization expense attributable to non-controlling partners. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

The data in the following tables should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The tables should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Inergy L.P. Years Ended September 30, (in millions, except per unit and unit data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$2,153.8	$1,786.0	$1,570.6	$1,878.9	$1,483.1
Cost of product sold (excluding depreciation and amortization as shown below):	1,476.0	1,165.9	996.9	1,376.7	1,026.1
Expenses:
Operating and administrative	323.3	310.7	280.5	266.6	248.6
Depreciation and amortization	191.8	161.8	115.8	98.0	83.4
Loss on disposal of assets	8.2	11.5	5.2	11.5	8.0

Operating income	154.5	136.1	172.2	126.1	117.0
Other income (expense):
Interest expense, net	(113.5)	(91.5)	(70.5)	(62.6)	(54.4)
Early extinguishment of debt	(52.1)	—	—	—	—
Other income	1.2	2.0	0.1	1.0	1.9

Income (loss) before gain on issuance of units in subsidiary and income taxes	(9.9)	46.6	101.8	64.5	64.5
Gain on issuance of units in subsidiary	—	—	8.0	—	80.6
Provision for income taxes	0.7	0.2	1.7	1.4	6.5

Net income (loss)	(10.6)	46.4	108.1	63.1	138.6
Net (income) loss attributable to non-controlling partners	28.2	15.4	(51.0)	(27.6)	(36.0)

Net income attributable to partners	$17.6	$61.8	$57.1	$35.5	$102.6

Net income per limited partner unit:
Basic(d)	$0.17	$1.73	$1.62	$1.01	$2.96

Diluted(d)	$0.15	$1.29	$1.21	$0.75	$2.19

Weighted-average limited partners’ units outstanding (in thousands):
Basic(d)	105,732	35,726	35,197	35,049	34,636

Diluted(d)	117,684	48,002	47,036	47,106	46,792

Cash distributions paid per unit(e)	$2.82	$2.76	$2.60	$2.44	$2.28

	2011	2010	2009	2008	2007
Balance Sheet Data (end of period):
Total assets(c)	$3,340.9	$3,117.8	$2,154.1	$2,098.5	$1,741.9
Total debt, including current portion	1,853.0	1,690.7	1,124.8	1,139.2	742.2
Inergy, L.P. partners’ capital	1,146.0	53.3	40.5	36.9	50.9

Other Financial Data:
EBITDA (unaudited)	$347.5	$299.9	$296.1	$225.1	$282.9
Adjusted EBITDA (unaudited)	372.2	$323.9	$295.9	$238.0	$210.4
Net cash provided by operating activities	114.4	173.6	237.9	180.2	163.5
Net cash used in investing activities	(390.6)	(926.4)	(230.6)	(386.7)	(187.8)
Net cash provided by (used in) financing activities	143.3	885.5	(13.0)	216.0	20.1
Maintenance capital expenditures(a) (unaudited)	14.0	9.9	8.0	5.4	5.1

Other Operating Data (unaudited):
Retail propane gallons sold	325.6	340.2	310.0	331.9	362.2
Wholesale propane gallons delivered	422.8	415.3	380.6	358.5	383.9

Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income (loss)	$(10.6)	$46.4	$108.1	$63.1	$138.6
Early extinguishment of debt	52.1	—	—	—	—
Provision for income taxes	0.7	0.2	1.7	1.4	6.5
Interest expense, net	113.5	91.5	70.5	62.6	54.4
Depreciation and amortization	191.8	161.8	115.8	98.0	83.4

EBITDA	$347.5	$299.9	$296.1	$225.1	$282.9
Non-cash (gain) loss on derivative contracts	1.2	(1.0)	1.4	0.1	(0.6)
Loss on disposal of assets	8.2	11.5	5.2	11.5	8.0
Long-term incentive and equity compensation expense	5.8	10.9	3.1	3.5	0.7
Transaction costs	9.5	3.5	—	—	—
Gain on issuance of units in subsidiary	—	—	(8.0)	—	(80.6)
Interest of non-controlling partners in ASC’s consolidated net income	—	(0.7)	(1.4)	(1.4)	—
Interest of non-controlling partners in ASC’s consolidated ITDA(b)	—	(0.2)	(0.5)	(0.8)	—

Adjusted EBITDA	$372.2	$323.9	$295.9	$238.0	$210.4

(a)	Maintenance capital expenditures are defined as those capital expenditures that do not increase operating capacity or revenues from existing levels.
(b)	Interest, tax, depreciation and amortization expense attributable to non-controlling partners.
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

(d)	These amounts have been adjusted to reflect the conversion of Holdings common units into 0.77 Inergy common units, which occurred on November 5, 2010.
(e)	These amounts reflect the historical cash distributions paid per unit on the common units traded on the NYSE subsequent to March 23, 2011, and NASDAQ prior to that date, under the symbol “NRGY”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•

statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have adequate propane supply to support our retail operations; our belief that our diversification of suppliers will enable us to meet supply needs; our expectation that Inergy Midstream will complete the IPO in December 2011; our belief that the IPO will lower our cost of capital, enhance our ability to execute our growth strategy and strengthen our balance sheet; and our expectation that we will complete our development projects within budget by the anticipated in-service dates; and

•

statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

General

We are a Delaware limited partnership formed to own and operate a growing retail and wholesale propane supply, marketing and distribution business. We also own and operate a growing midstream business that includes five natural gas storage facilities (Stagecoach, Thomas Corners, Steuben, Seneca Lake and Tres Palacios), a natural gas liquids (“NGL”) storage facility (the Bath storage facility), an NGL business on the West Coast, and a solution-mining and salt production company. We further intend to pursue our growth objectives in the propane and midstream business through, among other things, future acquisitions. Our propane acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

Over the past several years, we have transformed our company from a propane distribution company into a diversified master limited partnership with significant investment in both the propane and midstream sectors. We continuously evaluate the best way to grow our company and unlock value for our unit holders. For example, we announced a business restructuring in August that we expect to lower our cost of capital, enhance our ability to execute our growth strategy and strengthen our balance sheet. We expect to continue to evaluate transactions that both create investor value and grow our business, as it relates to both our propane and our midstream businesses.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through September 30, 2011, we have acquired 90 companies, including 82 retail propane companies and 8 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs.

On October 14, 2010, we completed our acquisition of TPGS, which owns and operates the Tres Palacios natural gas storage facility in Matagorda County, Texas. TPGS leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless TPGS elects not to extend the term of the lease. The lease payments vary based on the FERC-certificated working gas capacity of the caverns that are in service as well as an incremental payment for physical volumes of gas injected and/or withdrawn from the caverns in service. Based on our current estimates, which assumes a fourth cavern will be in service during the fourth calendar quarter of 2015, we anticipate that the contractual obligation as of September 30, 2011, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$ 403.4	$11.4	$23.5	$29.0	$339.5

On October 19, 2010, we completed the acquisition of the propane assets of Schenck Gas Services, LLC (“Schenck”), located in East Hampton, New York. On November 15, 2010, we completed the acquisition of the propane assets of Pennington Energy Corporation (“Pennington”), headquartered in Morenci, Michigan.

On July 13, 2011, we closed on our acquisition of the Seneca Lake natural gas storage facility and two related pipelines for approximately $66.8 million from NYSEG. The natural gas storage facility and its West lateral were acquired by ASC and are subject to FERC jurisdiction. The East pipeline was acquired by Inergy Pipeline East, LLC and is subject to light-handed regulation by the NYPSC.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010 and 2011. At the main pricing hub of Mount Belvieu, Texas (“Mt. Belvieu Price”) during the fiscal year ended September 30, 2011, the average Mt. Belvieu Price was $1.42 with prices ranging from a low of $1.17 per gallon to a high of $2.29 per gallon and a price of $1.49 per gallon at September 30, 2011. Further, the average Mt. Belvieu Price in our fiscal years of 2008, 2009 and 2010 was $1.59, $0.77 and $1.12 per gallon, respectively. Our ability to pass on price increases to our customers and our hedging program has historically limited the impact that such volatility has had on our results from operations and we will continue to hedge virtually 100% of our exposure from fixed prices; however, those higher propane costs have led to higher selling prices by us and have negatively impacted our volume sales and may continue to do so in the future for reasons discussed below. While we have historically been successful in passing on any price increases to our customers, there can be no guarantees that this trend will continue in the future. In periods of increasing propane costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers in addition to lesser gallon sales as a result of customers switching to lower price propane providers as well as alternative energy sources, all of which has resulted in a decline in gross profit. These trends generally increase in periods of sustained cost increases such as we have experienced in fiscal 2011. Further, improved technology in new appliances, including those using propane, has resulted in fewer gallons of propane used by our customers for their needs thus resulting in lesser gallon sales for us. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation and losses will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through both winter seasons of 2009-2010 and 2010-2011 with propane prices following a similar pattern for the majority of this time. Further, propane has been exported from the United States in greater quantities in 2011 than in the past due to higher propane costs overseas, leading to sustained higher propane costs in the United States. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon with these higher prices negatively impacting our volume sales for the reasons discussed above. We do not attempt to predict the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

We engage in derivative transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our wholesale customers. However, we may experience net unbalanced positions from time to time.

Our midstream operations primarily include the storage, transportation, processing, fractionation and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from solution mining operations of US Salt. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. Demand for storage in Texas is expected to strengthen driven primarily by growth in natural gas fired generation and increasing gas supplies from growing shale developments such as the Eagle Ford shale. Demand for storage can be negatively impacted during periods in which there is a narrow seasonal spread between current and future natural gas prices. The natural gas industry is currently experiencing a significant shift in the sources of supply with prolific new shale plays primarily, and this dramatic change could affect our operations.

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

Traditionally, supply to our markets is satisfied primarily by production from conventional onshore and offshore production in the lower 48 states, as supplemented by production from historically declining pipeline imports from Canada, imports of LNG from foreign sources, and some Alaska production. In order to maintain current levels of U.S. natural gas supply and to meet the projected increase in demand, new sources of domestic natural gas must continue to be developed to offset an established trend of depletion associated with mature, conventional production as well as the uncertainty of future LNG imports and infrastructure challenges associated with sourcing additional production from Alaska. Over the past several years, a fundamental shift in production has emerged with the contribution of natural gas from unconventional resources (defined by the EIA as natural gas produced from shale formations and coal beds) increasing from 6% of total U.S. natural gas supply in 2000 to 16% in 2008. In fact, according to EIA data, during the three-year period from January 15, 2007 through December 15, 2010 domestic production of natural gas increased by an average of approximately 4% per annum, largely due to continued development of shale resources. The emergence of shale plays has resulted primarily from advances in horizontal drilling and hydraulic fracturing technologies, which have allowed producers to extract significant volumes of natural gas from these plays at cost-advantaged per unit economics versus most conventional plays.

We have several significant capital projects under development related to our midstream operations, including:

•

the MARC I pipeline, which is a 39 mile, 30” bidirectional pipeline we propose to build in Bradford, Sullivan, and Lycoming Counties in Pennsylvania. The planned pipeline will extend between our Stagecoach south lateral interconnect with TGP’s 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517. The MARC I pipeline is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. We are awaiting FERC approval to construct the pipeline and currently expect to place the pipeline into service in mid-2012;

•

the Watkins Glen NGL storage development project, which involves the development into NGL storage service of certain caverns acquired in the acquisition of US Salt in August 2008. Specifically, the Watkins Glen project is expected to convert certain existing caverns into 2. 1 million barrels of propane and butane storage capacity. We are awaiting NYSDEC regulatory approval to build the storage facility and currently expect to place the project into service in June 2012;

•

the North/South II expansion project, which is expected to enable shippers to move natural gas bidirectionally through our Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this expansion project, we intend to connect the Stagecoach north later to our Inergy East intrastate pipeline, which will further allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between our Inergy East pipeline and the Dominion transmission system in Tompkins County, New York. We have not yet requested any of the regulatory approvals required to complete this expansion project; and

•

the Tres Palacios header extension project, which involves laying approximately 20 miles of pipeline to connect the Tres Palacios north header system to the tailgate of Copano’s Houston Central gas processing plant in Colorado County, Texas. We have not yet requested the FERC authorization required to complete this project.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at September 30, 2011, of approximately $29.9 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Recent Developments

On August 9, 2011, we announced our intention to file a registration statement with the SEC for the IPO of a minority interest of a new master limited partnership formed to initially own and operate our Northeast natural gas and NGL midstream storage and transportation business. We intend to use all cash proceeds received in the IPO to repay indebtedness.

Results of Operations

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2011 and 2010, respectively (in millions):

	Year Ended September 30,		Change
	2011	2010	In Dollars	Percentage
Revenue	$2,153.8	$1,786.0	$367.8	20.6%
Cost of product sold	1,476.0	1,165.9	310.1	26.6

Gross profit (excluding depreciation and amortization)	677.8	620.1	57.7	9.3
Operating and administrative expenses	323.3	310.7	12.6	4.1
Depreciation and amortization	191.8	161.8	30.0	18.5
Loss on disposal of assets	8.2	11.5	(3.3)	(28.7)

Operating income	154.5	136.1	18.4	13.5
Interest expense, net	(113.5)	(91.5)	(22.0)	(24.0)
Early extinguishment of debt	(52.1)	—	(52.1)	*
Other income	1.2	2.0	(0.8)	(40.0)

Income (loss) before income taxes	(9.9)	46.6	(56.5)	(121.2)
Provision for income taxes	0.7	0.2	0.5	250.0

Net income (loss)	(10.6)	46.4	(57.0)	(122.8)
Net loss attributable to non-controlling partners	28.2	15.4	12.8	83.1

Net income attributable to partners	$17.6	$61.8	$(44.2)	(71.5)%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2011 and 2010, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2011	2010	In Dollars	Percent	2011	2010	In Units	Percent
Retail propane	$858.6	$796.5	$62.1	7.8%	325.6	340.2	(14.6)	(4.3)%
Wholesale propane	603.3	475.9	127.4	26.8	422.8	415.3	7.5	1.8
Other retail	212.2	194.5	17.7	9.1	—	—	—	—
Storage, fractionation and other midstream	479.7	319.1	160.6	50.3	—	—	—	—

Total	$2,153.8	$1,786.0	$367.8	20.6%	748.4	755.5	(7.1)	(0.9)%

Volume. During the year ended September 30, 2011, we sold 325.6 million retail gallons of propane, a decrease of 14.6 million gallons or 4.3% from the 340.2 million retail gallons sold during fiscal 2010. Gallons sold during the year ended September 30, 2011, decreased as compared to the same prior year period as a result of lower volumes sold at our existing locations of 42.4 million, partially offset by an increase arising from acquisition volume of 27.8 million gallons. The primary cause of the declining volumes at existing locations was (1) a decline in low margin agricultural propane sold due to lesser crop drying demand in the current year period compared to prior year, (2) continued customer conservation, which we believe has resulted from the continued impact of the overall weak United States economic environment and higher propane costs, which have been at record high prices the past several years and which have increased during the fiscal period ended September 30, 2011, (3) volume declines from net customer losses primarily as a result of higher selling prices, and (4) warmer weather in our South and Southeast areas of operations. The average wholesale cost of propane has increased approximately 27% during the year ended September 30, 2011, compared to the same prior year period, continuing to impact customer buying decisions and conservation trends. Although certain of our areas of operations (South and Southeast) were warmer during the fiscal period ended September 30, 2011, compared to the same prior year period, on a consolidated retail basis, weather during the current year ended was approximately 2% colder than the prior year period and approximately 1.3% colder than normal.

Wholesale gallons delivered increased 7.5 million gallons, or 1.8%, to 422.8 million gallons in the year ended September 30, 2011, from 415.3 million gallons in the year ended September 30, 2010. The increase was due primarily to higher demand and volumes sold to existing and new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 14.9 million gallons, or 4.3%, to 335.0 million gallons during the year ended September 30, 2011, from 349.9 million gallons during fiscal 2010. This decrease was primarily attributable to decreased volume processed, partially offset by increased volume of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the years ended September 30, 2011 and 2010, our Northeast natural gas facilities (Stagecoach, Steuben and Thomas Corners) were between 95% to 100% contracted on a firm basis, and our Bath NGL storage facility was approximately 100% contracted. As of September 30, 2011, our newly acquired Tres Palacios storage facility was approximately 71% contracted on a firm and interruptible basis and our newly acquired Seneca Lake storage facility was approximately 59% contracted on a firm basis.

Revenues. Revenues for the year ended September 30, 2011, were $2,153.8 million, an increase of $367.8 million, or 20.6%, from $1,786.0 million during fiscal 2010.

Revenues from retail propane sales were $858.6 million for the year ended September 30, 2011, compared to $796.5 million during fiscal 2010. This $62.1 million, or 7.8%, increase was due to a higher overall average selling price of propane and acquisition-related sales, which resulted in higher retail propane revenues of $91.5 million and $69.7 million, respectively. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $99.1 million revenue decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $603.3 million in the year ended September 30, 2011, an increase of $127.4 million or 26.8%, from $475.9 million in the year ended September 30, 2010. This increase was driven primarily by a higher average selling price, which contributed $118.7 million to the increase and higher volumes sold, which contributed $8.7 million to the increase.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $212.2 million for the year ended September 30, 2011, an increase of $17.7 million, or 9.1%, from $194.5 million during fiscal 2010. Revenue from other retail sales increased as a result of higher distillate revenues of $16.7 million and an increase related to acquisitions of $3.5 million, partially offset by a $2.5 million decline in appliance, parts and other retail revenues. Distillate revenues from existing locations increased as a result of a higher comparable average selling price of distillates due to a higher wholesale cost, partially offset by lower volume sold.

Revenues from storage, fractionation and other midstream activities were $479.7 million for the year ended September 30, 2011, an increase of $160.6 million or 50.3% from $319.1 million during fiscal 2010. Revenues from our West Coast NGL operations increased $96.8 million primarily as a result of increased higher average selling prices of natural gas liquids, along with increased natural gas liquid products sold. The acquisition of our Tres Palacios gas storage facility and the commencement of Thomas Corners gas storage contracts in April 2010 increased revenues by $46.0 million and $8.1 million, respectively. Additionally revenues at our Stagecoach facility have increased $7.7 million due to interruptible wheeling service as a result of customer demand to move gas to/from our interconnecting pipes primarily due to natural gas development in Pennsylvania.

Cost of Product Sold. Cost of product sold for the year ended September 30, 2011, was $1,476.0 million, an increase of $310.1 million, or 26.6%, from $1,165.9 million during fiscal 2010.

Retail propane cost of product sold was $471.8 million for the year ended September 30, 2011, an increase of $58.1 million, or 14.0%, when compared to $413.7 million for fiscal 2010. This higher retail cost of product sold was driven by a $68.2 million increase arising from a higher average per gallon cost of propane and a $39.3 million increase associated with acquisition-related sales. Also contributing to a higher cost of product sold was a $2.2 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $51.6 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above.

Wholesale propane cost of product sold in the year ended September 30, 2011, was $572.2 million, an increase of $123.0 million or 27.4%, from wholesale cost of product sold of $449.2 million in the year ended September 30, 2010. This increase resulted from the higher average purchase price of propane, which contributed $114.8 million to the increase and greater volumes sold, which contributed $8.2 million.

Other retail cost of product sold was $136.3 million for the year ended September 30, 2011, compared to $113.1 million during fiscal 2010. This $23.2 million, or 20.5%, increase was primarily as a result of a $20.4 million increase in the cost for distillates, a $1.1 million increase in the cost of product sold associated with acquisition-related sales and a $1.7 million increase in the cost of other retail sales. The increase in the cost of product sold for distillates was driven by a $25.3 million increase due to a higher overall commodity cost, partially offset by a $4.9 million decline due to lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $295.7 million for the year ended September 30, 2011, an increase of $105.8 million, or 55.7%, from $189.9 million during fiscal 2010. Costs from our West Coast NGL operations were $94.1 million higher as a result of higher average commodity prices for natural gas liquids, along with increased natural gas liquid products sold. Additionally, the acquisition of our Tres Palacios gas storage facility resulted in a $10.0 million increase over the prior year.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $74.0 million and $67.0 million for the year ended September 30, 2011 and 2010, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $29.4 million and $32.8 million for the year ended September 30, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $101.2 million and $73.6 million for the year ended September 30, 2011 and 2010, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $4.7 million and $2.9 million for the year ended September 30, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the year ended September 30, 2011, was $677.8 million, an increase of $57.7 million, or 9.3%, from $620.1 million during fiscal 2010.

Retail propane gross profit was $386.8 million for the year ended September 30, 2011, compared to $382.8 million in fiscal 2010. This $4.0 million, or 1.0%, increase was primarily driven by acquisitions and a higher cash margin per gallon, which contributed increases of $30.4 million and $23.3 million respectively. The higher cash margin per gallon was primarily due to the average selling price increasing at a greater rate than the increased cost of propane including the impact of lesser agricultural gallons sold, which generally have a lower margin. These factors were partially offset by a gross profit decline of $47.5 million attributable to lower retail gallon sales at existing locations as discussed above and a $2.2 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above.

Wholesale propane gross profit was $31.1 million in the year ended September 30, 2011, compared to $26.7 million in the year ended September 30, 2010, an increase of $4.4 million, or 16.5%. This increase resulted from higher margins obtained which contributed to $3.9 million to the increase and greater volumes sold to new and existing customers which contributed $0.5 million.

Other retail gross profit was $75.9 million for the year ended September 30, 2011, compared to $81.4 million for fiscal 2010. This $5.5 million, or 6.8%, decrease was primarily due to a $3.7 million decline in gross profit from distillates and a $4.2 million decline in other retail gross profit, partially offset by a $2.4 million increase in gross profit related to acquisitions.

Storage, fractionation and other midstream gross profit was $184.0 million in the year ended September 30, 2011, compared to $129.2 million in fiscal 2010, an increase of $54.8 million, or 42.4%. This increase was partially attributable to the gas storage acquisition of Tres Palacios, which contributed $36.0 million to the higher gross profit. The completion of our Thomas Corners gas storage facility in November 2009, and the relating storage contracts coming online in April 2010, also increased gross profit by approximately $7.4 million. Additionally an increase in interruptible wheeling revenues at our Stagecoach facility increased gross profit by approximately $6.0 million. Gross profit from our West Coast NGL operations was $2.7 million higher as a result of higher average margins, along with increased natural gas liquids sold to existing and new customers.

Operating and Administrative Expenses. Operating and administrative expenses were $323.3 million for the year ended September 30, 2011, compared to $310.7 million in fiscal 2010, an increase of $12.6 million or 4.1%. Included in the 2011 operating expenses were $9.5 million of transaction costs, primarily financing commitment expenses for the Tres Palacios acquisition, directly related to closing acquisitions during the period. The transaction costs for the same period of the prior year were $3.5 million. In addition, operating expenses increased $22.5 million due to the operations of acquisitions, partially offset by lower personnel costs from existing operations, which decreased $19.3 million, and lower insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $191.8 million for the year ended September 30, 2011, compared to $161.8 million during fiscal 2010. This $30.0 million, or 18.5%, increase resulted primarily from acquisitions.

Loss on Disposal of Assets. Loss on disposal of assets decreased $3.3 million, or 28.7%, to $8.2 million in fiscal 2011 compared to $11.5 million in fiscal 2010. The losses recognized in fiscal 2011 and 2010 include losses of $11.1 million and $9.7 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had gains in fiscal 2011 of $2.9 million and other losses in fiscal 2010 of $1.8 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2011 and 2010, these assets were identified primarily as a result of losses due to disconnecting customer installations of less profitable accounts due to low margins, poor payment history or low volume usage and customers who have chosen to switch suppliers.

Interest Expense. Interest expense was $113.5 million for the year ended September 30, 2011, compared to $91.5 million during fiscal 2010. This $22.0 million, or 24.0%, increase was due primarily to an increase in the average outstanding borrowings during the period due to acquisitions, partially offset by a decrease in the average interest rate incurred on those borrowings. Additionally, during the year ended September 30, 2011 and 2010, we capitalized $16.2 million and $6.4 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the year ended September 30, 2011, we exercised our equity offerings redemption option in addition to a partial tender offer and redeemed 48% of our 2015 senior notes. Further, we tendered over 90% of both our 2014 and 2016 senior notes and the remaining amounts were redeemed in full. The loss associated with the above described transactions amounted to $52.1 million and was primarily related to the tender premium and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2011, was $0.7 million compared to $0.2 million in fiscal 2010. The provision for income taxes for the year ended September 30, 2011, was composed of $1.2 million of current income tax expense partially offset by a $0.5 million deferred income tax benefit. The provision for income taxes for the year ended September 30, 2010, was composed of $0.5 million of current income tax expense partially offset by a $0.3 million deferred income tax benefit.

Net Income (Loss). Net loss was $(10.6) million for the year ended September 30, 2011, compared to net income of $46.4 million for fiscal 2010. The $57.0 million, or 122.8%, decrease in net income was primarily attributable to the charge for the early extinguishment of debt, increased depreciation and amortization, operating and administrative expenses and interest expense in the 2011 period, partially offset by higher gross profit.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the fiscal years ended September 30, 2011 and 2010, respectively (in millions):

	Year Ended September 30,
	2011	2010
EBITDA:
Net income (loss)	$(10.6)	$46.4
Interest expense, net	113.5	91.5
Early extinguishment of debt	52.1	—
Provision for income taxes	0.7	0.2
Depreciation and amortization	191.8	161.8

EBITDA	$347.5	$299.9

Non-cash (gain) loss on derivative contracts	1.2	(1.0)
Long-term incentive and equity compensation expense	5.8	10.9
Loss on disposal of assets	8.2	11.5
Transaction costs	9.5	3.5
Interest of non-controlling partners in ASC’s consolidated net income	—	(0.7)
Interest of non-controlling partners in ASC’s consolidated ITDA(a)	—	(0.2)

Adjusted EBITDA	$372.2	$323.9

(a)

Consists of interest, tax, depreciation and amortization expense attributable to non-controlling partners; which is determined by allocating, based on proportional ownership, the interest, taxes, depreciation and amortization of our less than wholly-owned Steuben natural gas storage facility for each period. However, we acquired 100% ownership of the Steuben natural gas storage facility during the year ended September 30, 2010.

	Year Ended September 30,
	2011	2010
EBITDA:
Net cash provided by operating activities	$114.4	$173.6
Net changes in working capital balances	104.1	60.7
Non-cash early extinguishment of debt	(12.7)	—
Provision for doubtful accounts	(3.7)	(2.8)
Amortization of deferred financing costs, swap premium and net bond discount	(7.4)	(7.3)
Unit-based compensation charges	(5.8)	(4.8)
Loss on disposal of assets	(8.2)	(11.5)
Deferred income tax	0.5	0.3
Interest expense, net	113.5	91.5
Early extinguishment of debt	52.1	—
Provision for income taxes	0.7	0.2

EBITDA	$347.5	$299.9

Non-cash (gain) loss on derivative contracts	1.2	(1.0)
Long-term incentive and equity compensation expense	5.8	10.9
Loss on disposal of assets	8.2	11.5
Transaction costs	9.5	3.5
Interest of non-controlling partners in ASC’s consolidated EBITDA	—	(0.9)

Adjusted EBITDA	$372.2	$323.9

EBITDA is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. For the years ended September 30, 2011 and 2010, EBITDA was $347.5 million and $299.9 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses, transaction costs, net income attributable to non-controlling partners and interest, tax, depreciation and amortization expense attributable to non-controlling partners. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $372.2 million for fiscal 2011 compared to $323.9 million in fiscal 2010. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2010 and 2009, respectively (in millions):

	Year Ended September 30,		Change
	2010	2009	In Dollars	Percentage
Revenue	$1,786.0	$1,570.6	$215.4	13.7%
Cost of product sold	1,165.9	996.9	169.0	17.0

Gross profit (excluding depreciation and amortization)	620.1	573.7	46.4	8.1
Operating and administrative expenses	310.7	280.5	30.2	10.8
Depreciation and amortization	161.8	115.8	46.0	39.7
Loss on disposal of assets	11.5	5.2	6.3	121.2

Operating income	136.1	172.2	(36.1)	(21.0)
Interest expense, net	(91.5)	(70.5)	(21.0)	(29.8)
Other income	2.0	0.1	1.9	1,900.0

Income before gain on issuance of units in subsidiary and income taxes	46.6	101.8	(55.2)	(54.2)
Gain on issuance of units in subsidiary	—	8.0	(8.0)	*
Provision for income taxes	0.2	1.7	(1.5)	(88.2)

Net income	46.4	108.1	(61.7)	(57.1)
Net (income) loss attributable to non-controlling partners	15.4	(51.0)	66.4	130.2

Net income attributable to partners	$61.8	$57.1	$4.7	8.2%

*	not meaningful

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

During fiscal 2010 and 2009, our Northeast natural gas facilities (Stagecoach, Steuben and Thomas Corners) were between 95% to 100% contracted on a firm basis, and our Bath NGL storage facility was approximately 100% contracted.

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

Revenues from wholesale propane sales were $475.9 million in fiscal 2010, an increase of $88.2 million or 22.7%, from $387.7 million in fiscal 2009. This increase resulted from the greater volumes of propane sold, which contributed $35.3 million to the increase in revenues and the higher average wholesale sales price of propane, which contributed $52.9 million of the increase as a result of higher product costs.

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

Revenues from storage, fractionation and other midstream activities were $319.1 million in fiscal 2010, an increase of $82.1 million or 34.6% from $237.0 million in fiscal 2009. Revenues from our West Coast NGL operations increased $72.0 million, primarily as a result of increased commodity sales and processing fees associated with the Butamer addition. Higher average selling prices of natural gas liquids also contributed to the revenue increase. Revenues resulting from the in-servicing of our Thomas Corners facility and the related firm storage contracts resulted in a combined increase of $6.2 million. Additionally, revenues from our US Salt operations increased $3.2 million due to price increases and product mix management.

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

Wholesale propane cost of product sold in fiscal 2010 was $449.2 million, an increase of $85.4 million or 23.5%, from wholesale cost of product sold of $363.8 million in fiscal 2009. This increase resulted from the greater volumes of propane purchased, which contributed $33.2 million to the increase in cost and the higher average purchase price of wholesale propane sold, which contributed $52.2 million of the increase as a result of higher commodity prices.

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

Storage, fractionation and other midstream cost of product sold was $189.9 million, an increase of $55.2 million, or 41.0%, from $134.7 million in fiscal 2009. Costs from our West Coast NGL operations were $62.2 million higher primarily as a result of increased commodity sales associated with the Butamer addition. Increases in the cost of natural gas liquids also contributed to the West Coast NGL cost of products sold increase. This increase was partially offset by lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Bath NGL facilities.

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

Gross Profit (Excluding Depreciation and Amortization). Gross profit for fiscal 2010 was $620.1 million, an increase of $46.4 million, or 8.1%, from $573.7 million during fiscal 2009.

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

Storage, fractionation and other midstream gross profit was $129.2 million in fiscal 2010 compared to $102.3 million in fiscal 2009, an increase of $26.9 million, or 26.3%. This increase was primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $9.8 million increase. Additionally, gross profit increased $7.7 million due to the Thomas Corners facility being placed in service. Lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Bath NGL facilities also contributed to the increased gross profit in fiscal 2010.

Operating and Administrative Expenses. Operating and administrative expenses were $310.7 million in fiscal 2010 compared to $280.5 million in fiscal 2009. This $30.2 million, or 10.8%, increase in operating expenses was due primarily to an increase in long-term incentive compensation of $7.8 million, operations of acquisitions of $29.9 million and $3.6 million of transaction expenses primarily related to those acquisitions. These types of transaction costs were capitalized in previous years, but are now required to be expensed under the new accounting rules. This increase was offset by a decrease in operating expenses of $11.1 million from other existing operations comprised predominately of lower payroll, insurance and other operating expenses.

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

Interest Expense. Interest expense increased to $91.5 million in fiscal 2010 compared to $70.5 million in fiscal 2009. This $21.0 million, or 29.8%, increase was primarily attributable to higher average interest rates incurred on our borrowings and to a lesser extent an increase in the average outstanding borrowings during the period. Additionally, during fiscal 2010 and 2009, we capitalized $6.4 million and $14.8 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital—Capital Resource Activities” section.

Gain on Issuance of Units in Subsidiary. We recorded a gain of $8.0 million in fiscal 2009, whereas no such gain was recorded in fiscal 2010.

Provision for Income Taxes. The provision for income taxes for fiscal 2010 was $0.2 million compared to $1.7 million for fiscal 2009. This $1.5 million, or 88.2%, decrease was due primarily to lower income earned by IPCHA. The provision for income taxes of $0.2 million in fiscal 2010 was composed of $0.5 million of current income tax expense partially offset by a $0.3 million deferred income tax benefit.

Net Income. Net income was $46.4 million for fiscal 2010 compared to net income of $108.1 million for fiscal 2009. The $61.7 million, or 57.1%, decrease in net income was primarily attributable to the increased interest expense and depreciation and amortization, as well as a decrease in the gain on issuance of units in subsidiary, partially offset by an increase in gross profit.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the fiscal years ended September 30, 2010 and 2009, respectively (in millions):

	Year Ended September 30,
	2010	2009
EBITDA:
Net income	$46.4	$108.1
Interest expense, net	91.5	70.5
Provision for income taxes	0.2	1.7
Depreciation and amortization	161.8	115.8

EBITDA	$299.9	$296.1

Non-cash (gain) loss on derivative contracts	(1.0)	1.4
Long-term incentive and equity compensation expense	10.9	3.1
Loss on disposal of assets	11.5	5.2
Transaction costs	3.5	—
Gain on issuance of units in subsidiary	—	(8.0)
Interest of non-controlling partners in ASC’s consolidated net income	(0.7)	(1.4)
Interest of non-controlling partners in ASC’s consolidated ITDA(a)	(0.2)	(0.5)

Adjusted EBITDA	$323.9	$295.9

(a)

Consists of interest, tax, depreciation and amortization expense attributable to non-controlling partners; which is determined by allocating, based on proportional ownership, the interest, taxes, depreciation and amortization of our less than wholly-owned Steuben natural gas storage facility for each period. However, we acquired 100% ownership of the Steuben natural gas storage facility during the year ended September 30, 2010.

	Year Ended September 30,
	2010	2009
EBITDA:
Net cash provided by operating activities	$173.6	$237.9
Net changes in working capital balances	60.7	(4.4)
Provision for doubtful accounts	(2.8)	(3.7)
Amortization of deferred financing costs, swap premium and net bond discount	(7.3)	(5.2)
Unit-based compensation charges	(4.8)	(3.1)
Loss on disposal of assets	(11.5)	(5.2)
Deferred income tax	0.3	(0.4)
Interest expense, net	91.5	70.5
Gain on issuance of units in subsidiary	—	8.0
Provision for income taxes	0.2	1.7

EBITDA	$299.9	$296.1

Non-cash (gain) loss on derivative contracts	(1.0)	1.4
Long-term incentive and equity compensation expense	10.9	3.1
Loss on disposal of assets	11.5	5.2
Transaction costs	3.5	—
Gain on issuance of units in subsidiary	—	(8.0)
Interest of non-controlling partners in ASC’s consolidated EBITDA	(0.9)	(1.9)

Adjusted EBITDA	$323.9	$295.9

EBITDA is defined as income before income taxes, plus net interest expense and depreciation and amortization expense. For the years ended September 30, 2010 and 2009, EBITDA was $299.9 million and $296.1 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses, transaction costs, net income attributable to non-controlling partners and interest, tax, depreciation and amortization expense attributable to non-controlling partners. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $323.9 million for fiscal 2010 compared to $295.9 million in fiscal 2009. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Liquidity and Sources of Capital

Capital Resource Activities

On March 16, 2011, our new shelf registration statement (File No. 333-172312) was declared effective by the SEC for the periodic sale of up to $1.5 billion of common units, partnership securities and debt securities, or any combination thereof. On June 6, 2011, we issued 9,000,000 common units in a public offering. We used the net proceeds from this offering to repay borrowings under our revolving general partnership and working capital credit facilities, to fund ongoing expansion projects in our midstream business and for general partnership purposes. We have $1.176 billion remaining under this shelf registration statement.

Cash Flows and Contractual Obligations

Net operating cash inflows were $114.4 million and $173.6 million for the fiscal years ended September 30, 2011 and 2010, respectively. The $59.2 million decrease in operating cash flows was primarily attributable to the $39.4 million cash cost of our early extinguishment of debt. Also contributing to the decrease in operating cash flows was an increase in expenditures for inventory due primarily to an increase in commodity prices.

Net investing cash outflows were $390.6 million and $926.4 million for the fiscal years ended September 30, 2011 and 2010, respectively. Net cash outflows were primarily impacted by a $588.0 million investment in an escrow account that was utilized to fund the Tres Palacios acquisition and a $19.6 million increase in proceeds from the sale of assets. These investing cash inflows were partially offset by a $571.5 million increase in cash outlays related to acquisitions and an $88.3 million increase in capital expenditures. The increase in acquisitions was primarily related to the acquisition of Tres Palacios, and the increase in capital expenditures was primarily related to certain midstream expansion projects.

Net financing cash inflows were $143.3 million and $885.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. The net change was primarily impacted by a $404.8 million decrease in proceeds related to the issuance of long-term debt, net of payments on long-term debt, a $68.8 million increase in the total distributions paid, a $291.5 million decrease in proceeds from the issuance of common units and a $3.8 million decrease in proceeds from common unit options exercised, partially offset by a $3.1 million decrease in payments for deferred financing costs and a $5.9 million increase in proceeds from swap settlement.

Net operating cash inflows were $173.6 million and $237.9 million for fiscal years ending September 30, 2010 and 2009, respectively. The $64.3 million decrease in operating cash flows was primarily attributable to decreases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $926.4 million and $230.6 million for the fiscal years ended September 30, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $588.0 million investment in an escrow account and a $240.9 million increase in cash outlays related to acquisitions, partially offset by a $132.5 million decrease in capital expenditures.

Net financing cash inflows (outflows) were $885.5 million and $(13.0) million for the fiscal years ending September 30, 2010 and 2009, respectively. The net change was primarily impacted by a $576.7 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and a $401.5 million increase in proceeds from the issuance of Inergy common units, partially off set by a $57.5 million increase in total distributions paid, an acquisition of minority interest of $18.3 million and an $18.1 million increase in payments for deferred financing costs.

At September 30, 2011 and 2010, we had goodwill of $498.1 million and $444.3 million, respectively, representing 15% and 14% of total assets in each year, respectively. This goodwill is attributable to our acquisitions.

At September 30, 2011, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our contractual obligations as of September 30, 2011 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$2,720.4	$122.4	$235.0	$675.6	$1,687.4
Future minimum lease payments under noncancelable operating leases	447.5	23.9	42.9	37.2	343.5
Fixed price purchase commitments(c)	336.2	331.1	5.1	—	—
Standby letters of credit	43.5	35.7	7.8	—	—
Purchase commitments of identified growth projects(b)	29.9	29.9	—	—	—

Total contractual obligations	$3,577.5	$543.0	$290.8	$712.8	$2,030.9

(a)	$181.2 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 2.73% and 4.75% at September 30, 2011. These rates have been applied for each period presented in the table.
(b)	Identified growth projects primarily related to the North/South expansion project, the Watkins Glen NGL development project and the MARC I pipeline.
(c)	Fixed price purchase commitments are offset by sales contracts that are included in our cash flow hedging program and the remainder are offset volumetrically with fixed price sale contracts.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. We have identified capital expansion project opportunities in our midstream operations. As of September 30, 2011, we have firm purchase commitments totaling approximately $29.9 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facility

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which provided borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility was to mature on November 22, 2013. Borrowings under these secured facilities are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

On February 2, 2011, we amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The Term Loan Facility matures on February 2, 2015, and bears interest, at our option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.00% to 2.25%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

On July 28, 2011, we further amended our amended and restated Credit Agreement to (i) raise the aggregate revolving commitment from $525 million to $700 million (“Revolving Loan Facility”) with that amount existing as a singular tranche, (ii) reduce the applicable rate on revolving loans and commitment fees, (iii) modify and refresh certain covenants and covenant baskets, and (iv) extend the maturity date from November 22, 2013 to July 28, 2016.

The Credit Agreement contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the Revolving Loan Facility bear interest, at our option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 2.00%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 3.00%.

At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. At September 30, 2010, there was no balance outstanding under the Credit Agreement. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011. Availability under the Credit Agreement amounted to $575.3 million and $505.3 million at September 30, 2011 and 2010, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $43.5 million and $19.7 million at September 30, 2011 and 2010, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. This requirement was removed in the July 28, 2011 amendment with the Revolving Loan Facility now existing as a singular tranche facility.

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

In addition, the Credit Agreement contains various covenants limiting our ability to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the Credit Agreement or in excess of available cash;

•	permit operating lease obligations to exceed $50 million in any fiscal year;

•

enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which we have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of us or our subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	our $95 million 8.75% senior notes due March 1, 2015 that were issued on February 2, 2009;

•	our $600 million 7.00% senior notes due October 1, 2018 that were issued on September 27, 2010;

•	our $750 million 6.875% senior notes due August 1, 2021 that were issued on January 19, 2011;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of ours and our subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•	the ratio of our total funded debt to consolidated EBITDA for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•	other than in connection with the 8.75%, 7.00% and 6.875% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

The Credit Agreement contains the following financial covenants:

•

the ratio of our total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0;

•

the ratio of our senior secured funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 3.50 to 1.0; and

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

At September 30, 2011, our ratio of total funded debt to consolidated EBITDA was 4.61 to 1.0, and our ratio of consolidated EBITDA to consolidated interest expense was 3.73 to 1.0.

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

Senior Unsecured Notes

2014 Senior Notes

In February and March 2011, $394.5 million in aggregate principal of the 2014 Senior Notes were tendered and the remaining $30.5 million were redeemed. There was no balance remaining on the 2014 Senior Notes at September 30, 2011.

2016 Senior Notes

In February and March 2011, $370.0 million in aggregate principal of the 2016 Senior Notes were tendered and the remaining $30.0 million were redeemed. There was no balance remaining on the 2016 Senior Notes at September 30, 2011.

2015 Senior Notes

On February 2, 2009, we and our wholly-owned subsidiary, Inergy Finance Corp, issued $225 million aggregate principal amount of 8.75% senior unsecured notes due 2015 (the “2015 Senior Notes”) under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principle amount to yield 11%.

The 2015 Senior Notes contain covenants similar to the 2014 and 2016 Senior Notes. We used the net proceeds of the offering to repay outstanding indebtedness under the General Partnership Facility. The 2015 Senior Notes represent senior unsecured obligations of our and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2015 Senior Notes are fully, unconditionally, jointly and severally guaranteed by our wholly-owned domestic subsidiaries.

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

During the year ended September 30, 2011, $78.8 million in aggregate principal of these notes were redeemed utilizing the equity redemption feature of the indenture, an additional aggregate principal amount of $30.2 million was redeemed through tender and an additional aggregate principal amount of $21.0 million through purchases on the open markets.

2018 Senior Notes

On September 27, 2010, we and our wholly-owned subsidiary, Inergy Finance Corp, issued $600 million aggregate principal amount of 7% senior unsecured notes due 2018 (the “2018 Senior Notes”) under Rule 144A to eligible purchasers. The 2018 Senior Notes mature on October 1, 2018.

The 2018 Senior Notes contain covenants similar to the existing senior 2015 Senior Notes. We used the net proceeds of the offering to fund part of the consideration for the Tres Palacios acquisition. The 2018 Senior Notes represent senior unsecured obligations of ours and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2018 Senior Notes are fully, unconditionally, jointly and severally guaranteed by our wholly-owned domestic subsidiaries.

On June 2, 2011, we completed an offer to exchange our existing 7% 2018 Senior Notes for $600 million of 7% senior notes due 2018 (the “2018 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2018 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

The 2018 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.500%
2015	101.750%
2016 and thereafter	100.000%

2021 Senior Notes

On January 19, 2011, we and our wholly-owned subsidiary, Inergy Finance Corp, issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2021 (the “2021 Senior Notes”) under Rule 144A to eligible purchasers. The 2021 Senior Notes mature on August 1, 2021.

The 2021 Senior Notes contain covenants similar to the existing senior unsecured notes due 2015 and 2018. The 2021 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of ours. The 2021 Senior Notes are fully, unconditionally, jointly and severally guaranteed by our wholly-owned domestic subsidiaries.

On September 28, 2011, we completed an offer to exchange our existing 2021 Senior Notes for $750 million of 6.875% senior notes due 2021 (the “2021 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2021 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

The 2021 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2016	103.438%
2017	102.292%
2018	101.146%
2019 and thereafter	100.000%

We used the net proceeds from the 2021 Senior Notes and the Term Loan Facility to: (1) fund the partial redemption of our 2015 Senior Notes; (2) fund our tender offers for portions of our 2014 Senior Notes, 2015 Senior Notes and 2016 Senior Notes; and (3) redeem all 2014 Senior Notes and 2016 Senior Notes not acquired in the tender offers related to such notes. The remaining net proceeds were used to repay outstanding borrowings under the General Partnership Facility and the Working Capital Facility and to provide additional working capital for general partnership purposes.

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

Recent Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for us on October 1, 2012. We do not currently anticipate the adoption of ASU 2011-05 will impact comprehensive income, however it will require us to change our historical practice of showing these items within the Consolidated Statement of Partners’ Capital.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We have previously adopted the new disclosures on the reason for transfers in and out of Level 1 and Level 2. The new disclosures for Level 3 are effective for fiscal years beginning after December 15, 2010. We do not currently anticipate that the adoption of the Level 3 disclosure requirements of ASU 2010-06 will result in a material change to the financial statements.

Critical Accounting Policies

Accounting for Price Risk Management. We utilize certain derivative financial instruments to (i) manage our exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage our exposure to interest rate risk associated with fixed rate senior notes and our floating rate term loan. We record all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

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

We are party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. We are also periodically party to certain interest rate swap agreements designed to manage interest rate risk exposure. Our overall objective for entering into fair value hedges is to manage our exposure to fluctuations in commodity prices and changes in the fair market value of our inventories and fixed rate borrowings. The commodity derivatives are recorded at fair value on the balance sheet as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. The interest rate derivatives are recorded at fair value on the balance sheets in other assets or liabilities and the related change in fair value is recorded to earnings in the current period as interest expense.

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. We recognized a $1.8 million, $0.4 million and $0.2 million net gain in the years ended September 30, 2011, 2010 and 2009, respectively, related to the ineffective portion of our fair value hedging instruments. In addition, for the year ended September 30, 2011, we recognized no gain, and for the years ended September 30, 2010 and 2009, we recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that we excluded from our assessment of hedge effectiveness.

We also enter into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and forecasted interest payments on our Term Loan Facility. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income (loss) was $(6.7) million and $4.4 million at September 30, 2011 and 2010, respectively. Included in accumulated other comprehensive income (loss) was $(2.4) million attributable to commodity instruments and $(4.3) million attributable to interest rate swaps. Approximately $(2.0) million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

Our policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

If management’s assumptions related to unobservable inputs used in the pricing models for our financial instruments, which include forwards, futures and options, are inaccurate or if we had used an alternative valuation methodology, the estimated fair value may have been different, and we may be exposed to unrealized losses or gains. A hypothetical 10% difference in the assumptions made for our unobservable inputs would have impacted our estimated fair value of these derivatives at September 30, 2011, and would have affected net income by $0.1 million for the year ended September 30, 2011.

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

We completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2011. The valuation of our reporting units requires us to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge. A 10% decrease in the estimated future cash flows and a 1% increase in the discount rate used in our impairment analysis would not have indicated a potential impairment of any of our intangible assets.

The value of the assets to be disposed of is estimated at the date a commitment to dispose the asset is made. Our estimate of any loss associated with an asset sale is dependent on certain assumptions we make with respect to the net realizable value of the particular asset. A 10% decrease in the estimated net realizable value would have resulted in an additional loss of $0.6 million at September 30, 2011.

Self-Insurance. We are insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claims development differs from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. At September 30, 2011 and 2010, our self-insurance reserves were $20.6 million and $19.3 million, respectively. We estimate that $14.1 million of this balance will be paid subsequent to September 30, 2012. As such, $14.1 million has been classified in other long-term liabilities on the consolidated balance sheets.

Factors That May Affect Future Results of Operations, Financial Condition or Business

•	We may not be able to generate sufficient cash from operations to allow us to pay the minimum quarterly distribution.

•	Our future acquisitions and completion of our expansion projects will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.

•	Since weather conditions may adversely affect the demand for propane, our financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

•	If we do not continue to make acquisitions on economically acceptable terms, our future financial performance will be reliant upon internal growth and efficiencies.

•	We cannot assure you that we will be successful in integrating our recent acquisitions.

•	Sudden and sharp propane price increases that cannot be passed on to retail customers may adversely affect our profit margins.

•	Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

•	The highly competitive nature of the retail propane business could cause us to lose customers, thereby reducing our revenues.

•	If we are not able to purchase propane from our principal suppliers, our results of operations would be adversely affected.

•	If our midstream business is not able to renew or replace expiring contracts, our results of operations would be adversely affected.

•	Competition from alternative energy sources may cause us to lose customers, thereby reducing our revenues.

•	Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

•	We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

•	Our results of operations and financial condition, particularly those of our midstream business, may be adversely affected by governmental regulation and associated environmental regulatory costs.

•	Energy efficiency and new technology may reduce the demand for propane.

•	Due to our lack of asset diversification, adverse developments in our propane business would reduce our ability to make distributions to our unitholders.

See “Item 1A—“Risk Factors” for further discussion of factors that could impact our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have a term loan and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2011, we had floating rate obligations totaling $181.2 million borrowed under our Term Loan Facility (net of certain interest rate swaps, which convert our floating rate term loan to a fixed rate with a notional amount of $225 million), Revolving Loan Facility and one interest rate swap with a notional amount of $25 million that converts a portion of our fixed rate senior notes to floating. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

During fiscal 2011, we entered into eleven interest rate swaps with an aggregate notional amount of $275 million. One was scheduled to mature in 2015 and the remaining ten were scheduled to mature in 2018. In August 2011, our ten interest rate swaps maturing in 2018 were terminated and we received approximately $14.3 million in proceeds. These swaps had an aggregate notional amount of $250 million.

If the floating rate were to fluctuate by 100 basis points from September 2011 levels, our interest expense would change by a total of approximately $1.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2011 and 2010, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2011, and September 30, 2010, was assets of $17.1 million and $22.5 million, respectively and liabilities of $19.0 million and $24.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.3 million change in the market value of the contracts as there were 1.8 million gallons of net unbalanced positions at September 30, 2011.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2011, we completed the acquisitions of Tres Palacios, Schenck and Pennington. See Note 3 “Acquisitions” for a discussion of the acquisitions and related financial data.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the fiscal 2011 acquisitions (collectively “the Acquisitions”), which are included in the 2011 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the Company’s financial reporting systems throughout 2011. Therefore, the Company did not have the practical ability to perform an assessment of their internal controls in time for this current year-end. The Company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $110.2 million and $72.4 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2011, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 15, 2011, on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our General Partner Manages Inergy, L.P.

Inergy GP, LLC, our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partners and their affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the general partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the outstanding common units. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers of our general partner and are subject to the oversight of the directors of our general partner. The board of directors of our general partner is presently composed of six directors.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with our General Partner
John J. Sherman	56	President, Chief Executive Officer and Director
Phillip L. Elbert	53	President and Chief Operating Officer—Propane Operations and Director
R. Brooks Sherman, Jr.	46	Executive Vice President and Chief Financial Officer
Carl A. Hughes	57	Senior Vice President—Business Development
Laura L. Ozenberger	53	Senior Vice President—General Counsel and Secretary
William R. Moler	45	Senior Vice President—Natural Gas Midstream Operations
Warren H. Gfeller	59	Director
Arthur B. Krause	70	Director
Richard T. O’Brien	57	Director
Robert D. Taylor	64	Director

John J. Sherman. Mr. Sherman has served as President, Chief Executive Officer and a director since March 2001, and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country’s largest retail propane marketers. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC and is currently a director of Great Plains Energy Inc. We believe the breadth of Mr. Sherman’s experience in the energy industry, through his current position as the President and CEO and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to the board of directors of Inergy GP.

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

Warren H. Gfeller. Mr. Gfeller has been a member of our general partner’s board of directors since March 2001. He was a member of our predecessor’s board of directors from January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also served as a director of Inergy Holdings GP, LLC, Zapata Corporation and Duckwall-Alco Stores, Inc. Mr. Gfeller worked for many years in the propane industry. This experience has given him a unique perspective on our operations, and, coupled with his extensive financial and accounting training and practice, has made him a valuable member of the board of directors of Inergy GP.

Arthur B. Krause. Mr. Krause has been a member of our general partner’s board of directors since May 2003. Mr. Krause retired from Sprint Corporation in 2002, where he served as Executive Vice President and Chief Financial Officer from 1988 to 2002. He was President of United Telephone-Eastern Group from 1986 to 1988. From 1980 to 1986, he was Senior Vice President of United Telephone System. He currently serves as a director of Westar Energy and served as a director of Inergy Holdings GP, LLC from April 2005 until November 2010. Mr. Krause’s prior leadership experience and his extensive financial and accounting training and practice have made him a valuable member of the board of directors of Inergy GP.

Richard T. O’Brien. Mr. O’Brien was appointed to the board of our general partner in November 2010. Mr. O’Brien currently serves as the President and Chief Executive Officer and a director of Newmont Mining Corporation, one of the world’s largest gold producers, based in Denver, Colorado. From April 2001 until September 2005, Mr. O’Brien served as the Executive Vice President and Chief Financial Officer of AGL Resources, a natural gas distributor headquartered in Atlanta, Georgia. He currently serves as a director of Vulcan Materials Company and served as a director of Inergy Holdings GP, LLC from May 2006 until November 2010. Mr. O’Brien brings a strong and unique background and set of skills to the board, including over 20 years of broad financial executive and operational experience in the energy, power and natural resources businesses.

Robert D. Taylor. Mr. Taylor joined our general partner’s board of directors in May 2005. Mr. Taylor, a CPA, has served as chief executive officer of Executive AirShare Corporation since November 2001. Mr. Taylor also served as president of Executive AirShare Corporation from November 2001 until November 2007. From August 1998 until September 2001, Mr. Taylor was president of Executive Aircraft Corporation. Mr. Taylor serves as a director of Blue Valley BanCorp. and Elecsys Corporation and previously served as a director of Commercial Federal Corporation. The breadth of Mr. Taylor’s operational, financial and business experience has developed through his experience as chief executive officer of Executive AirShare Corporation and makes him an important voice as an independent director on the board of directors of Inergy GP.

Independent Directors

Messrs. Gfeller, Krause, O’Brien and Taylor qualify as “independent” pursuant to independence standards established by the New York Stock Exchange (“NYSE”) as set forth in Section 303A.02 of its Listed Company Manual. To be considered an independent director under the NYSE listing standards, the board of directors must affirmatively determine that a director has no material relationship with the Partnership. In making this determination, the board of directors adheres to all of the specific tests for independence included in the NYSE listing standards and considers all other facts and circumstances it deems necessary or advisable.

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

Risk Oversight

We face a number of risks, including environmental and regulatory risks, and others, such as the impact of competition and weather conditions. Management is responsible for the day-to-day management of risks our partnership faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, the board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to the board of directors on strategic matters, operations, risk management and other matters, and is available to address any questions or concerns raised by the board. Specifically, at quarterly board meetings, senior management delivers a presentation on risk management focused on one or more key aspects of our business as selected by the board or senior management. Board meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our partnership.

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

Board Committees

Audit Committee

The members of the audit committee must meet the independence standards established by the NYSE. The members of the audit committee are Arthur B. Krause, Warren H. Gfeller and Robert D. Taylor. The board of directors of our general partner has determined that Mr. Gfeller is an audit committee financial expert based upon the experience stated in his biography. We believe that he is independent of management. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management.

Conflicts Committee

Our general partner may appoint two independent directors to serve on a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

Two members of the board of directors also serve on a compensation committee, which oversees compensation decisions for the officers of Inergy GP, LLC, as well as the compensation plans described below. The members of the compensation committee are Warren H. Gfeller and Arthur B. Krause.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our partnership’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our partnership registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our partnership. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our partnership with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2011, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met except that Carl A. Hughes failed to timely file a Form 5 for the gift of 2,880 common units to his children. Mr. Hughes has since filed the appropriate Section 16(a) report with respect to this transaction.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. Inergy GP, LLC, our general partner, manages our operations and activities, and its board of directors and officers make decisions on our behalf. The compensation of the directors and certain officers of our general partner is determined by the compensation committee of the board of directors of our general partner.

For purposes of this Compensation Discussion and Analysis our named executive officers are John J. Sherman, R. Brooks Sherman, Jr., Phillip L. Elbert, William R. Moler and Laura L. Ozenberger.

Compensation Philosophy and Objectives

We employ a compensation philosophy that emphasizes pay for performance. The primary measure of our performance long-term is our ability to increase sustainable cash distributions to our unitholders and the related unitholder value realized. We believe that by tying a substantial portion of each named executive officer’s total compensation to financial performance metrics based on such distributions and unitholder value, our pay-for-performance approach aligns the interests of executive officers with that of our unitholders. Accordingly, the objectives of our total compensation program consist of:

•	aligning executive compensation incentives with the creation of unitholder value and the growth of cash earnings on behalf of our unitholders;

•	balancing short and long-term performance;

•	tying short-and long-term compensation to the achievement of performance objectives (partnership, business unit, department and/or individual); and

•	attracting and retaining the best possible executive talent for the benefit of our unitholders.

By accomplishing these objectives, we hope to optimize long-term unitholder value.

Compensation Setting Process

Chief Executive Officer’s Role in the Compensation Setting Process

Our Chief Executive Officer plays a significant role in the compensation setting process. The most significant aspects of his role are:

•	assisting in establishing business performance goals and objectives;

•	evaluating executive officer and partnership performance;

•	recommending compensation levels and awards for executive officers; and

•	implementing the approved compensation plans.

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

“Peer” MLP Companies	Regional Companies
Amerigas Partners, L.P.	Cerner Corporation

Copano Energy, LLC	DST Systems, Inc.

Energy Transfer Partners, L.P.	Ferrellgas Partners, L.P.

Ferrellgas Partners, L.P.	Garmin Ltd.

Markwest Energy Partners, L.P.	Great Plains Energy Incorporated

Plains All American Pipeline, L.P.	Kansas City Southern

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

While our general objective for total compensation is at or above the median of the “peer” group data with a significant portion of total compensation at risk, we do not require a strict policy of achieving a specific percentile relationship of actual pay to market pay as some companies do. The compensation committee has the full discretion to disregard the market data and award compensation at a different range if there are factors warranting the adjustment. Such factors may include alignment of the officer’s position within the “peer” group data, experience and value he or she brings to the role, sustained high-level performance, demonstrated success in meeting key financial and other business objectives and the amount of the officer’s pay relative to the pay of his or her peers within our partnership.

In addition, the actual value delivered to any executive may be above or below that range depending upon our financial results, common unit price performance and the individual’s performance.

The compensation committee may in its discretion retain the services of a third-party compensation consultant, but did not retain any such consultants this fiscal year.

In collecting the peer group data for the compensation committee for fiscal 2011, we compared each officer’s position against like positions for our “peer” group. The data was adjusted for differences in various financial and operating metrics, including revenues, customer base, numbers of employees and scope for each position relative to comparator company positions. Based on the difficulty in assessing appropriate comparisons of relative value for equity awards, no specific comparison of equity awards of our “peer” companies was made for long-term incentive opportunity values although the market value of equity holdings of similarly situated employees at our “peer” companies was generally considered.

Elements of Compensation

The principal elements of compensation for the named executive officers are the following:

•	base salary;

•	incentive awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.

Base Salary

Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Base salary amounts were initially established in the employment agreements of our named executive officers and we historically have not made annual adjustments to the salaries of our named executive officers. We do, however, review the salaries of our named executive officers on an annual basis as well as at the time of promotion, or when entering into or renewing an employment agreement and may adjust salaries due to changes in responsibilities or market conditions. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the base salary amounts of the named executive officers as compared to the compensation of executives in similar positions with similar responsibility levels in our industry and in our region. However, the final determination of base salary amounts is within the compensation committee’s subjective discretion.

On November 24, 2010, John Sherman entered into an employment agreement that increased his base salary from $350,000 to $400,000 and on January 27, 2011, Laura L. Ozenberger entered into a new employment agreement that increased her base salary from $200,000 to $250,000. Additionally, the compensation committee determined that effective January 1, 2012, the base salaries for Phillip L. Elbert, R. Brooks Sherman, Jr. and William R. Moler should be increased to $300,000, $300,000 and $250,000, respectively. This is the first salary increase for the named executive officers since October 1, 2007. We believe these increases are warranted based on the increased responsibilities of these executives due to the growth of the partnership from a primarily propane business with approximately $210 million of Adjusted EBITDA in fiscal 2007 to a diversified energy infrastructure and distribution company with approximately $372 million of Adjusted EBITDA in fiscal 2011, and comparable compensation of executives in similar positions with similar responsibility levels in our industry and in our region.

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

The sole metric used to determine whether bonuses would be paid to the named executive officers in fiscal 2011 was our achievement of the target of earnings before income taxes, plus net interest expense, depreciation and amortization expense, further adjusted to exclude the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs (“Adjusted EBITDA”). We selected this metric because we believe it closely aligns the focus of our named executive officers with the increase in unitholder value. In addition, this target was communicated to our unitholders and analysts as guidance at the beginning of the 2011 fiscal year.

The following table summarizes the incentive award targets and our actual results for the fiscal year ended September 30, 2011 (in millions):

	Target		Actual
Adjusted EBITDA(1)	$421.0	(2)	$372.2

(1)

Adjusted EBITDA represents EBITDA excluding (1) non-cash gains or losses on derivative contracts associated with retail propane fixed price sales contracts, (2) long-term incentive and equity compensation expenses, (3) gains or losses on disposals of assets and (4) transaction costs. For a reconciliation of EBITDA to Adjusted EBITDA refer to page 43 of this annual report on Form 10-K.

(2)	The compensation committee initially approved an Adjusted EBITDA target of $431.0 million, but decreased the target to $421.0 million due to regulatory delays on certain midstream growth projects.

As reflected in the table above, we did not meet the target for Adjusted EBITDA in fiscal 2011. Accordingly, in accordance with the terms of the employment agreements of the named executive officers, there were no short-term incentive awards for fiscal 2011.

Long-Term Incentive Plan Awards

Long-term incentive awards for the named executive officers are granted under the Inergy Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. These plans are designed to align the economic interests of key employees and directors with those of our common unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us and primarily consists of restricted units. We have no policy regarding the allocation of different types of equity awards; rather, we determine which type of award will be granted due to a number of different factors, including, cost to the partnership, perceived value to the employee and economic conditions.

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

In determining the size of the equity awards, the compensation committee primarily considers the grant date value and vesting schedule of the awards as both a retention tool and performance incentive, the experience and skills of the executive officers as well as their contributions to our operational and financial performance, the economic and retention value of outstanding equity awards held by the executives, the amount of cash distributions that would be received by the executives and cost to our partnership. These factors were not given any specific weight; rather, they were subjectively evaluated by the compensation committee. The value of the equity was also compared to the equity awards of our “peer” companies to assess reasonableness of the awards without imposing specific targets.

Consistent with our general policy of not making systematic annual awards, we did not make broad based equity awards in fiscal 2011. On January 27, 2011, the compensation committee awarded Laura L. Ozenberger 80,000 restricted units.

The award to Ms. Ozenberger was partial consideration for entering into a five-year employment agreement with the general partner, which included a two-year noncompete provision. This award vests in four equal annual installments beginning on the second anniversary of the grant date. This award is subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.74.

The amount of the award was determined based on a review of target total compensation levels, including base salary, short term incentive bonuses and these long term awards. The compensation committee then annualized this award by dividing the total value by five in accordance with the ultimate vesting. The total annualized target compensation was determined to be near the median of the “peer” group data considering her respective skills, experience and past performance.

Risk Assessment Related to our Compensation Structure.

We believe that the compensation plans and programs for our executive officers, as well as other employees, are appropriately structured and are not reasonably likely to result in a material risk. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could reward poor judgment. We also believe that we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, executive officers and other employees receive incentive cash bonuses based on achievement of specified financial performance objectives. For example, in fiscal 2011, Inergy announced EBITDA guidance that it believed was reasonable in light of past performance and market conditions, and the compensation committee took into account whether we met or exceeded that public guidance for the purpose of determining incentive cash bonuses for its executive officers following the completion of the fiscal year. Furthermore, we use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” In addition, we believe the award of restricted units aligns the interests of the recipient with our unitholders because restricted units have upside and downside risk.

Inergy Long Term Incentive Plan

Our general partner sponsors the Inergy Long Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of the general partner’s board of directors.

Unit Options

The Inergy Long Term Incentive Plan currently permits, and our general partner has made, grants of options covering common units. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will become exercisable over a five-year period. In addition, the unit options will become exercisable upon a change of control of the general partner or us. Generally, unit options will expire after ten years.

Upon exercise of a unit option, our general partner will acquire common units in the open market, or directly from us or any other person, or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase and the general partner will pay us the proceeds it received from the optionee upon exercise of the unit options. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

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

Restricted Units

The Inergy Long Term Incentive Plan currently permits, and our general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, or the forfeiture for failing to achieve specified performance goals and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

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

Severance Benefits

We maintain employment agreements with all our named executive officers to ensure they will perform their roles for an extended period of time and not compete with us upon termination of employment. These agreements are described in more detail elsewhere in this Annual report. Please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.” These agreements do not provide any form of severance payment upon a change in control. However, the agreements do provide for continued salary payments following termination of employment without cause (as defined in the employment agreements). Thus, the continued salary provisions only become operative in the event of a change in control if such change in control is accompanied by a change in employment status (such as the termination of employment). We believe this arrangement is appropriate because it provides assurance to the executive, but does not offer a windfall to the executive when there has been no real change in employment status. In addition, the Inergy Long Term Incentive Plan provides for accelerated vesting triggered upon a change of control.

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m).

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2011.

Warren H. Gfeller

Arthur B. Krause

Members of the Compensation Committee

2011 Summary Compensation Table

The following table sets forth the cash and non-cash compensation earned for the years ended September 30, 2011, September 30, 2010 and September 30, 2009, by each person who served as the Chief Executive Officer, Chief Financial Officer and the three other highest paid executive officers (the “named executive officers”) during fiscal 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John. J. Sherman	2011	393,653	—	—		—	—	11,319	(3)	404,972
President and Chief Executive Officer	2010	350,000	—	—		—	—	9,828		359,828
	2009	350,000	—	—		—	350,000	7,137		707,137

R. Brooks Sherman, Jr.	2011	225,000	—	—		—	—	641,452	(3)	866,452
Executive Vice President and Chief Financial Officer	2010	225,000	—	5,669,950		—	—	416,382		6,311,332
	2009	225,000	—	—		—	225,000	105,047		727,130

Phillip L. Elbert	2011	275,000	—	—		—	—	837,567	(3)	1,112,567
President and Chief Operating Officer— Propane Operations	2010	275,000	—	7,216,300		—	—	549,038		8,040,338
	2009	275,000	—	—		—	275,000	148,388		917,283

William R. Moler	2011	200,000	—	—		—	—	451,694	(3)	651,694
Senior Vice President- Natural Gas Midstream Operations	2010	200,000	—	3,254,625		—	—	308,235		3,762,860
	2009	200,000	55,000	—		—	200,000	98,633		675,029

Laura L. Ozenberger	2011	235,385	—	3,264,800	(2)	—	—	287,772	(3)	3,787,957
Senior Vice President— General Counsel and Secretary	2010	200,000	200,000	—		—	—	102,125		502,125
	2009	200,000	—	—		—	200,000	73,512		473,512

(1)

The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis—Long-Term Incentive Plans.” Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented.

(2)

As discussed in the “Compensation Discussion and Analysis” on January 27, 2011, Laura L. Ozenberger was awarded 80,000 Inergy, L.P. restricted units. This award vests in 25% equal annual installments beginning two years from the grant date. This award is subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.74.

(3)

Consists of: (i) distributions paid on restricted units granted under the Long-Term Incentive Plan (R. Brooks Sherman, Jr.—$634,936, Phillip L. Elbert—$823,257, William R. Moler—$444,992, Laura L. Ozenberger—$279,930); and (ii) matching contributions to the partnership’s 401(k) Plan and Employee Unit Purchase Plan for each named executive officer . The partnership does not provide perquisites and other personal benefits.

2011 Grants of Plan Based Awards Table

The following table provides information concerning each grant of an award made to our named executive officers in the last completed fiscal year under any plan, including awards that have been transferred.

		Estimated Future Payouts Under Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	All Other Stock Awards(#)		Grant Date Fair Value of Stock and Option Awards ($)
John J. Sherman		0	400,000	400,000	—		—
R. Brooks Sherman, Jr.		0	225,000	225,000	—		—
Phillip L. Elbert		0	275,000	275,000	—		—
William R. Moler		0	200,000	200,000	—		—
Laura L. Ozenberger	1/27/11	0	250,000	250,000	80,000	(2)	3,264,800

(1)	The “Maximum” amount may be increased by the discretion of the Compensation Committee as described above in the “Compensation Discussion and Analysis—Incentive Awards.”
(2)

This award vests in 25% equal annual installments beginning two years from the grant date and is subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.74.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of fiscal 2011 salaries and bonuses is included above in “Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Employment Agreements

The following named executive officers have entered into employment agreements with our partnership:

•	John J. Sherman—President and Chief Executive Officer;

•	R. Brooks Sherman, Jr., Executive Vice President—Chief Financial Officer;

•	Phillip L. Elbert, President and Chief Operating Officer—Propane Operations;

•	William R. Moler, Senior Vice President—Natural Gas Midstream Operations; and

•	Laura L. Ozenberger, Senior Vice President—General Counsel and Secretary.

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

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of five years. During the fiscal year, the annual salaries for these individuals are as follows:

•	John J. Sherman—$400,000 (Mr. Sherman entered into a new five-year employment agreement on November 24, 2010, which increased his salary from $350,000 to $400,000)

•	R. Brooks Sherman, Jr.—$225,000 (increases to $300,000 on January 1, 2012)

•	Phillip L. Elbert—$275,000 (increases to $300,000 on January 1, 2012)

•	William R. Moler—$200,000 (increases to $250,000 on January 1, 2012)

•	Laura L. Ozenberger—$250,000 (Ms. Ozenberger entered into a new five-year employment agreement on January 27, 2011, which increased her salary from $200,000 to $250,000)

These employees are reimbursed for all expenses in accordance with the general partner’s policies. They are also eligible for fringe benefits normally provided to other employees.

All of the individuals are eligible for non-equity incentive compensation bonuses upon meeting certain established criteria for each year during the term of his or her employment. Please see “Compensation Discussion and Analysis—Incentive Awards” for additional disclosure regarding these bonus awards.

Generally, unless waived by the general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, or (ii) the non-equity incentive compensation bonus, the individual must have been continuously employed by the general partner or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the general partner.

With respect to each of the named executive officers, in the event such person’s employment is terminated without cause, we will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options and restricted units outstanding as of September 30, 2011, for the named executive officers. The table includes unit options and restricted units of Inergy, L.P. granted under the Inergy Long Term Incentive Plan.

	OPTION AWARDS				UNIT AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(1)

John J. Sherman	—	—	—	—	—		—

R. Brooks Sherman, Jr.	—	—	—	—	242,687	(2)	6,072,028

Phillip L. Elbert	—	—	—	—	318,325	(2)	7,964,491

William R. Moler	—	—	—	—	167,437	(3)	4,189,273

Laura L. Ozenberger	36,358	—	9.74	6/19/15	123,312	(4)	3,085,266

(1)	Market value for NRGY units based on the NYSE closing price of $25.02 on September 30, 2011.
(2)

These awards vest in annual installments (25%, 25%, 50%) beginning three years from the grant date. 182,050 restricted units for R. Brooks Sherman, Jr. and 231,700 restricted units for Mr. Elbert are subject to forfeiture if on any vesting date the annualized distribution paid on an Inergy, L.P. common unit is less than $2.74.

(3)

These awards vest in annual installments (25%, 25%, 50%) beginning three years from the grant date. 124,125 restricted units for Mr. Moler are subject to forfeiture if on any vesting date the annualized distribution paid on an Inergy, L.P. common unit is less than $2.70.

(4)

80,000 restricted units for Laura L. Ozenberger vest in 25% equal annual installments beginning two years from the grant date and are subject to forfeiture if on any vesting date the annualized distribution paid on Inergy, L.P. common units is less than $2.74. The remaining awards vest in annual installments (25%, 25%, 50%) beginning three years from the grant date.

2011 Option Exercises and Stock Vested Table

The following table provides information regarding option exercises and restricted unit vesting during the fiscal year ended September 30, 2011, for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Units Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired On Vesting (#)		Value Realized on Vesting ($)
John J. Sherman	—	—	—		—
R. Brooks Sherman, Jr.	46,200	1,488,525	26,250	(1)	793,275
Phillip L. Elbert	92,400	2,643,276	37,500	(1)	1,133,250
William R. Moler	51,200	1,306,977	23,750	(2)	760,375
Laura L. Ozenberger	51,422	1,688,583	18,750	(1)	566,625

(1)	Restricted units of Inergy Holdings, L.P. that vested on October 1, 2010.
(2)	Includes 18,750 restricted units of Inergy Holdings, L.P. that vested on October 1, 2010, and 5,000 Inergy, L.P. restricted units that vested on March 20, 2011.

Pension Benefits Table

We do not offer any pension benefits.

Nonqualified Deferred Compensation Table

We have no non-qualified deferred compensation plans.

Potential Payments upon a Change in Control or Termination

Employment Agreements

Under the employment agreements with our named executive officers, Inergy GP, LLC may be required to pay certain amounts upon the employment termination of the named executive officer in certain circumstances. Upon the termination of employment of a named executive officer without Cause, the employment agreements entered into between Inergy GP, LLC and each of the named executive officers provide for salary continuation at the rate in effect at termination of the employee through the remaining term of the employment agreement. Consequently, no severance is payable in the event of any termination (i) as a result of death, disability, or legal incompetence, (ii) as a result of Inergy GP, LLC ceasing to carry on its business without assigning the employment agreement, (iii) as a result of Inergy GP, LLC becoming bankrupt, (iv) for Cause or (v) by the employee for any or no reason (except in the case of Mr. Moler, who is entitled to severance upon termination for “Good Reason”). The occurrence of a change in control will not impact the severance amounts payable with respect to our named executive officers under the terms of their employment agreements. For purposes of the employment agreements:

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

•	employee has refused to comply with specific directions of his/her supervisor or other superior, provided that such directions are consistent with the employee’s position of employment;

•	employee has engaged in negligence or misconduct that is injurious to Inergy GP, LLC or any subsidiary, parent or affiliate of Inergy GP, LLC;

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

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of September 30, 2011, our named executive officers would have been entitled to the following:

•

John J. Sherman would have received $1,633,333, representing base salary for the remaining 49 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

R. Brooks Sherman, Jr. would have received $750,000, representing base salary for the remaining 40 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Phillip L. Elbert would have received $916,667, representing base salary for the remaining 40 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Elbert’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

William R. Moler would have received $616,667, representing base salary for the remaining 37 months of the term of his employment agreement (payable bi-monthly in arrears). In addition, to receiving severance payments upon a termination of employment without Cause, Mr. Moler is entitled to the same benefits if he terminates his employment for “Good Reason” which is defined as (i) employee being required by Inergy GP, LLC to be based at any office or location that is more than 75 miles from the location where employee was employed immediately preceding the date of the voluntary or involuntary termination of employee’s employment, or (ii) a material reduction in employee’s job duties and responsibilities. For two years following termination of Mr. Moler’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Laura L. Ozenberger would have received $1,062,500, representing base salary for the remaining 51 months of the term of her employment agreement (payable bi-monthly in arrears). For two years following termination of Ms. Ozenberger’s employment she will continue to be subject to the non-competition provisions of her employment agreement.

Inergy Long Term Incentive Plan

Upon a change in control, all restricted units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria will terminate or be deemed to have been achieved at the maximum level. There are no unvested unit options held by any of the named executive officers. For purposes of the Inergy Long Term Incentive Plan, a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of the Inergy Partners, LLC or Inergy, L.P. to any person or its affiliates, other than Inergy GP, LLC, the Partnership or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in Inergy GP, LLC or Inergy Partners, LLC ceases to be controlled by Inergy Holdings, L.P.

If a change in control were to have occurred as of September 30, 2011, all unvested restricted units held by the named executive officers under the Inergy Long Term Incentive Plan would have automatically vested, as follows:

Name	Restricted Units under the Inergy Long Term Incentive Plan (#)	Total ($)(1)
John J. Sherman	—	—
R. Brooks Sherman, Jr.	242,687	6,072,028
Phillip L. Elbert	318,325	7,964,028
William R. Moler	167,437	4,189,273
Laura L. Ozenberger	123,312	3,085,266

(1)	The amounts included in the “Total” column are calculated by multiplying the number of restricted units by the closing per share price of our common units on September 30, 2011 ($25.02).

Director Compensation Table

The following table sets forth the cash and non-cash compensation for the year ended September 30, 2011, by each person who served as a non-employee director of Inergy GP, LLC.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Warren H. Gfeller	57,000	49,978	—	8,390	115,368
Arthur B. Krause	63,000	49,978	—	8,390	121,368
Robert D. Taylor	51,250	49,978	—	5,313	106,540
Richard T. O’Brien	41,250	49,978	—	5,525	96,753

(1)

On April 1, 2011, Messrs. Gfeller, Krause, Taylor and O’Brien were each awarded 1,242 Inergy, L.P. restricted units. Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the period presented.

(2)	Dollar value of distributions paid on restricted units during the fiscal year ended September 30, 2011.

Compensation of Directors

Officers of our general partner who also serve as directors do not receive additional compensation. Effective January 1, 2011, each director receives cash compensation of $40,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director receives $1,000 for each special meeting of the board of directors attended and $1,000 per compensation or audit committee meeting attended. The chairman of the audit committee receives an annual fee of $10,000 per year and the chairman of the compensation committee receives an annual fee of $2,000 per year. Furthermore, each non-employee director receives an annual grant of restricted units under the long-term incentive plan equal to $50,000 in value. In April 2011, Messrs. Gfeller, Krause, Taylor and O’Brien each received 1,242 restricted units under the Inergy Long Term Incentive Plan. These units vest ratably over three years beginning one year from the grant date. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our partnership or any of its subsidiaries during fiscal 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of November 7, 2011, regarding the beneficial ownership of our common and class B units by:

•	each person who then beneficially owned more than 5% of such units then outstanding;

•	each of the executive officers of our general partner;

•	each of the directors of our general partner; and

•	all of the directors and executive officers of our general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, executive officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner(1)	Common and Class B Units Beneficially Owned	Percentage of Common and Class B Units Beneficially Owned
John J. Sherman	18,887,879	14.4%
Phillip L. Elbert	2,104,536	1.6
Carl A. Hughes	2,016,307	1.5
R. Brooks Sherman, Jr.	932,955	*
William R. Moler	167,981	*
Laura L. Ozenberger	153,205	*
Warren H. Gfeller	115,062	*
Arthur B. Krause	110,454	*
Robert D. Taylor	18,169	*
Richard T. O’Brien	6,138	*
All directors and executive officers as a group (10 persons)	24,512,686	18.7%

*	Less than 1%
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

Upon completion of the Merger, the holders of Inergy Holdings common units (the “Holdings unitholders”) received 0.77 Inergy common units for each Inergy Holdings common unit that they owned (the “exchange ratio”). The exchange ratio took into account the 1,080,453 Inergy common units that were owned by Inergy Holdings and were distributed to the Inergy Holdings unitholders as part of the Merger consideration. We issued approximately 35.2 million new common units in the Merger. We also issued 11,568,560 Class B Units to certain members of senior management and directors of Holdings GP and other beneficial owners of Inergy Holdings common units in lieu of issuing them an equivalent number of Inergy common units. The Class B Units do not receive cash distributions but instead receive distributions of additional Class B Units. The Class B units will convert automatically into Inergy common units on a one-for-one basis in two tranches over a two-year period. Immediately after the payment of the Inergy, L.P. common unit distribution on November 14, 2011, approximately 6.6 million Class B units converted into common units of Inergy, L.P. and are entitled to receive cash distributions.

The 789,202 common units owned by IPCH and the 2,837,034 common units and 0.6% general partner interest owned by Inergy Partners were converted into 4,867,252 Class A Units.

In connection the Simplification Transaction, we assumed and immediately paid off approximately $24.1 million outstanding indebtedness under Inergy Holdings’ credit agreements.

After the Simplification Transaction, Inergy Holdings continues to own 100% of our General Partner and continues to have the right to appoint the members of the board of directors of General Partner.

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

Our general partner determines in its discretion which method of approval is required depending on the circumstances.

Under our Partnership Agreement, when determining whether a related person transaction is “fair and reasonable,” if our general partner elects to adopt a resolution or a course of action that has not received Special Approval, then our general partner may consider:

•	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

•	any customary or accepted industry practices and any customary or historical dealings with a particular person;

•	any applicable generally accepted accounting practices or principles; and

•	such additional factors as the general partner or conflicts committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

A related person transaction that is approved by the conflicts committee is, as discussed in greater detail above, conclusively deemed to be fair and reasonable to us. Under our Partnership Agreement, the material facts known to our general partner or any of our affiliates regarding the transaction must be disclosed to the conflicts committee at the time the committee gives its approval. When approving a related party transaction, the conflicts committee considers all factors it considers relevant, reasonable or appropriate under the circumstances, including the relative interests of any party to the transaction, customary industry practices and generally accepted accounting principles.

Under our Partnership Agreement, in the absence of bad faith by the general partner, the resolution, action or terms so made, taken or provided by the general partner with respect to approval of the related party transaction will not constitute a breach of the Partnership Agreement or any standard of fiduciary duty.

Under our Related Person Transactions Policy, as well as under our Partnership Agreement, there is no obligation to take any particular conflict to the conflicts committee—empanelling that committee is entirely at the discretion of the general partner. In many ways, the decision to engage the conflicts committee can be analogized to the kinds of transactions for which a Delaware corporation might establish a special committee of independent directors. The general partner considers the specific facts and circumstances involved. Relevant facts would include:

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

When determining whether a related person transaction is in the normal course of our business and is (a) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (b) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us), the general partner considers any facts and circumstances that it deems to be relevant, including:

•	the terms of the transaction, including the aggregate value;

•	the business purpose of the transaction;

•	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

•	whether the terms of the transaction are comparable to the terms that would exist in a similar transaction with an unaffiliated third party;

•	any customary or accepted industry practices;

•	any applicable generally accepted accounting practices or principles; and

•	such additional factors as the general partner or the conflicts committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Rights of our General Partner

Prior to the Simplification Transaction, Inergy Holdings owned an aggregate 6.6% interest in us inclusive of ownership of all of our non-managing general partner and our managing general partner. After the Simplification Transaction, Inergy Holdings owns our general partner which manages our operations and activities.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and for other services for the years ended September 30, 2011 and 2010 (in millions):

	Year Ended September 30,
	2011	2010
Audit fees(1)	$2.6	$2.6
Audit-related fees(2)	—	—

Total	$2.6	$2.6

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

The audit committee of our general partner reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal 2011. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergylp.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 100.

2.	Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts located on page 141.

Other financial statement schedules have been omitted because they are either not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated August 7, 2010, among Inergy, L.P., Inergy GP, LLC, Inergy Holdings, LP, NRGP Limited Partner, LLC and NRGP MS, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on August 9, 2010)

*2.2	First Amended and Restated Agreement and Plan of Merger, dated September 3, 2010, among Inergy, L.P., Inergy GP, LLC, Inergy Holdings, LP, NRGP Limited Partner, LLC and NRGP MS, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on September 7, 2010)

*2.3	Purchase and Sale Agreement, dated September 3, 2010, between TP Gas Holding LLC and Inergy Midstream, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on September 7, 2010)

*3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

*3.1 A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003)

*3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on February 13, 2004)

*3.2 A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 14, 2004)

*3.2 B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005)

*3.2 C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005)

*3.2 D	Third Amended and Restated Agreement of Limited Partnership of Inergy, L.P., dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

Exhibit Number	Description
*3.3	Certificate of Formation of Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002)

*3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.7	Certificate of Formation of Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002)

*3.9	Certificate of Formation of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC)

*3.10	Certificate of Amendment to the Certificate of Formation of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC)

*3.11	Limited Liability Company Agreement of Inergy Midstream, LLC (formerly Inergy Acquisition Company, LLC), dated as of September 21, 2004

*4.1	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

*4.2	Indenture, dated as of February 2, 2009, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on February 3, 2009)

*4.3	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of February 2, 2009 (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

*4.4	Indenture, dated as of September 27, 2010, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on September 28, 2010)

*4.5	First Supplemental Indenture and Amendment—Subsidiary Guarantee, dated as of November 5, 2010, to the Indenture, dated as of September 27, 2010 (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Form 8-K filed on November 5, 2010)

Exhibit Number	Description
*4.6	Indenture, dated as of February 2, 2011, among Inergy, L.P., Inergy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Inergy, L.P.’s Form 8-K filed on February 3, 2011)

*10.1	Employment Agreement dated as of November 24, 2010 between Inergy GP, LLC and John J. Sherman (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-K filed on November 29, 2010)****

*10.2	Second Amended and Restated Employment Agreement, dated as of February 1, 2010, between Inergy GP, LLC and Phillip L. Elbert (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 10-Q filed on February 3, 2010)****

*10.3	Employment Agreement, dated as of October 1, 2007, between Inergy GP, LLC and William R. Moler (incorporated herein by reference to Exhibit 10.7 to Inergy L.P.’s Form 10-K filed on December 1, 2008)****

*10.3A	First Amendment to Employment Agreement, dated as of November 25, 2009, between Inergy GP, LLC and—William R. Moler (incorporated herein by reference to Exhibit 10.7A to Inergy L.P.’s Form 10-K filed on November 30, 2009)

**10.4	Employment Agreement, dated as of January 27, 2011 between Inergy GP, LLC and Laura L. Ozenberger****

*10.5	Amended and Restated Employment Agreement, dated as of February 1, 2010, between Inergy GP, LLC and R. Brooks Sherman, Jr. (incorporated by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q filed on February 3, 2010)****

*10.6	Inergy Long Term Incentive Plan (as amended and restated on August 14, 2008) (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 18, 2008)****

*10.7	Form of Inergy, L.P.’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Form 10-K filed on November 29, 2007)****

*10.8	Amended and Restated Inergy Unit Purchase Plan (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 10-Q filed on February 13, 2004)****

*10.9	Form of Inergy, L.P.’s Unit Option Grant Agreement (incorporated herein by reference to Exhibit 10.10 to Inergy, L.P.’s Form 8-K filed on November 29, 2010))****

*10.10	Summary of Non-Employee Director Compensation(incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Form 10-K filed on November 29, 2010)****

*10.11	Amended and Restated Credit Agreement dated as of February 2, 2011among Inergy, L.P., lenders named therein and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on February 3, 2011)

*10.12	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 28, 2011 among Inergy, L.P., lenders named therein and JPMorgan Chase Bank, N.A. as administrative agent(incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 1, 2011)

*10.13	Equity Purchase Agreement, dated December 31, 2009, among Inergy Propane, LLC, Sterling Capital Partners, L.P., Sterling Capital Partners Gmbh & Co. KG and certain other parties (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on December 31, 2009)

Exhibit Number	Description
**12.1	Computation of ratio of earnings to fixed charges

*14.1	Inergy’s Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy, L.P.’s Form 8-K filed on December 23, 2003)

**21.1	List of subsidiaries of Inergy, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed
**	Filed herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
****	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2011 and 2010 and each of the

Three Years in the Period Ended

September 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy, L.P.

We have audited the accompanying consolidated balance sheets of Inergy, L.P. and Subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy, L.P. and Subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the adoption of certain provisions of Financial Accounting Standards Board Accounting Standards Codification Subtopic 810-10 (“810-10”), Consolidations, relating to the presentation of non-controlling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inergy, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions and our report dated November 15, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy, L.P.

We have audited Inergy, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its fiscal 2011 acquisitions, which are included in the 2011 consolidated financial statements of Inergy, L.P. and Subsidiaries and constituted $110.2 million of total assets as of September 30, 2011, and $72.4 million of revenues for the year then ended. Our audit of internal control over financial reporting of Inergy, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of those fiscal 2011 acquisitions.

In our opinion, Inergy, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Inergy, L.P. and Subsidiaries and our report dated November 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 15, 2011

Inergy, L.P. and Subsidiaries

Consolidated Balance Sheets

(in millions, except unit information)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$11.5	$144.4
Restricted cash (Note 2)	—	588.0
Accounts receivable, less allowance for doubtful accounts of $2.6 million and $3.2 million at September 30, 2011 and 2010, respectively	167.7	108.0
Inventories (Note 4)	212.9	137.1
Assets from price risk management activities	17.1	22.5
Prepaid expenses and other current assets	18.2	15.5

Total current assets	427.4	1,015.5
Property, plant and equipment (Note 4)	2,617.4	1,695.2
Less: accumulated depreciation	588.0	445.1

Property, plant and equipment, net	2,029.4	1,250.1
Intangible assets (Note 4):
Customer accounts	413.6	408.0
Other intangible assets	163.8	160.5

	577.4	568.5
Less: accumulated amortization	193.6	162.1

Intangible assets, net	383.8	406.4
Goodwill	498.1	444.3
Other assets	2.2	1.5

Total assets	$3,340.9	$3,117.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$146.2	$88.4
Accrued expenses	85.2	62.5
Customer deposits	52.0	56.8
Liabilities from price risk management activities	19.0	24.3
Current portion of long-term debt (Note 7)	7.4	29.6

Total current liabilities	309.8	261.6
Long-term debt, less current portion (Note 7)	1,845.6	1,661.1
Other long-term liabilities	19.3	14.3
Deferred income taxes	20.2	20.7
Partners’ capital (Note 10):
Limited partner unitholders (119,147,858 and 36,303,699 common units issued and outstanding as of September 30, 2011 and 2010, respectively, and 12,165,499 and 11,568,560 Class B units issued and outstanding at September 30, 2011 and 2010, respectively)	1,146.0	53.3

Total Inergy, L.P. partners’ capital	1,146.0	53.3
Interest of non-controlling partners in subsidiaries	—	1,106.8

Total partners’ capital	1,146.0	1,160.1

Total liabilities and partners’ capital	$3,340.9	$3,117.8

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Operations

(in millions, except unit and per unit data)

	Year Ended September 30,
	2011	2010	2009
Revenue:
Propane	$1,461.9	$1,272.4	$1,124.4
Other	691.9	513.6	446.2

	2,153.8	1,786.0	1,570.6
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	1,044.0	862.9	737.4
Other	432.0	303.0	259.5

	1,476.0	1,165.9	996.9
Expenses:
Operating and administrative	323.3	310.7	280.5
Depreciation and amortization	191.8	161.8	115.8
Loss on disposal of assets	8.2	11.5	5.2

Operating income	154.5	136.1	172.2
Other income (expense):
Interest expense, net	(113.5)	(91.5)	(70.5)
Early extinguishment of debt (Note 7)	(52.1)	—	—
Other income	1.2	2.0	0.1

Income (loss) before gain on issuance of units in subsidiary and income taxes	(9.9)	46.6	101.8
Gain on issuance of units in subsidiary (Note 10)	—	—	8.0
Provision for income taxes	0.7	0.2	1.7

Net income (loss)	(10.6)	46.4	108.1
Net (income) loss attributable to non-controlling partners	28.2	15.4	(51.0)

Net income attributable to partners	$17.6	$61.8	$57.1

Partners’ interest information:
Total limited partners’ interest in net income	$17.6	$61.8	$57.1

Net income per limited partner unit:
Basic	$0.17	$1.73	$1.62

Diluted	$0.15	$1.29	$1.21

Weighted-average limited partners’ units outstanding (in thousands):
Basic	105,732	35,726	35,197
Dilutive units	11,952	12,276	11,839

Diluted	117,684	48,002	47,036

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in millions)

	Common Unit Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2008	$36.9	$572.2	$609.1
Net proceeds from the issuance of common units	—	201.2	201.2
Net proceeds from common unit options exercised	0.7	0.8	1.5
Issuance of common units for acquisition	—	6.7	6.7
Unit-based compensation charges	—	3.1	3.1
Retirement of common units	—	(0.7)	(0.7)
Distributions	(57.8)	(127.5)	(185.3)
Comprehensive income:
Net income excluding gain on issuance of units in subsidiary	49.1	51.0	100.1
Gain on issuance of units in subsidiary	8.0	(8.0)	—
Change in unrealized fair value on cash flow hedges	3.6	32.7	36.3

Comprehensive income			136.4

Balance at September 30, 2009	40.5	731.5	772.0

Net proceeds from the issuance of common units	—	602.7	602.7
Net proceeds from common unit options exercised	6.2	2.8	9.0
Unit-based compensation charges	—	4.8	4.8
Acquisition of non-controlling interest	—	(18.3)	(18.3)
Costs associated with the simplification of capital structure	(4.1)	(2.9)	(7.0)
Retirement of common units	—	(0.1)	(0.1)
Distributions	(77.6)	(165.2)	(242.8)
Comprehensive income:
Net income excluding gain on issuance of units in subsidiary	61.8	(15.4)	46.4
Gain on issuance of units in subsidiary	27.1	(27.1)	—
Change in unrealized fair value on cash flow hedges	(0.6)	(6.0)	(6.6)

Comprehensive income			39.8

Balance at September 30, 2010	53.3	1,106.8	1,160.1

Net proceeds from the issuance of common units	311.4	(0.2)	311.2
Net proceeds from common unit options exercised	2.2	3.0	5.2
Unit-based compensation charges	4.4	1.4	5.8
Acquisition of non-controlling interest	1,032.9	(1,032.9)	—
Costs associated with the simplification of capital structure	(0.7)	(0.4)	(1.1)
Retirement of common units	(1.9)	—	(1.9)
Distributions	(260.1)	(51.5)	(311.6)
Comprehensive income:
Net income (loss)	17.6	(28.2)	(10.6)
Change in unrealized fair value on cash flow hedges	(13.1)	2.0	(11.1)

Comprehensive income			(21.7)

Balance at September 30, 2011	$1,146.0	$—	$1,146.0

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Year Ended September 30,
	2011	2010	2009
Operating activities
Net income (loss)	$(10.6)	$46.4	$108.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	154.8	126.5	88.8
Amortization	37.0	35.3	27.0
Amortization of deferred financing costs, swap premium and net bond discount	7.4	7.3	5.2
Unit-based compensation charges	5.8	4.8	3.1
Provision for doubtful accounts	3.7	2.8	3.7
Loss on disposal of assets	8.2	11.5	5.2
Gain on issuance of units in subsidiary	—	—	(8.0)
Deferred income taxes	(0.5)	(0.3)	0.4
Early extinguishment of debt	12.7	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(59.9)	1.9	41.4
Inventories	(75.4)	(33.4)	3.9
Prepaid expenses and other current assets	(1.2)	7.6	1.6
Other assets (liabilities)	(1.9)	0.4	0.1
Accounts payable and accrued expenses	46.1	(21.1)	(33.1)
Customer deposits	(4.8)	(5.8)	(27.5)
Net assets (liabilities) from price risk management activities	(7.0)	(10.3)	18.0

Net cash provided by operating activities	114.4	173.6	237.9

Investing activities
Acquisitions, net of cash acquired	(824.5)	(253.0)	(12.1)
Purchases of property, plant and equipment	(180.6)	(92.3)	(224.8)
Proceeds from sale of assets	26.5	6.9	7.0
Investment in bond offering escrow account	588.0	(588.0)	—
Other	—	—	(0.7)

Net cash used in investing activities	(390.6)	(926.4)	(230.6)

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in millions)

	Year Ended September 30,
	2011	2010	2009
Financing activities
Proceeds from the issuance of long-term debt	$1,971.8	$1,555.7	$884.9
Principal payments on long-term debt	(1,824.1)	(1,003.2)	(909.1)
Distributions	(260.1)	(77.6)	(57.8)
Distributions paid to non-controlling partners	(51.5)	(165.2)	(127.5)
Acquisition of minority interest	—	(18.3)	—
Payments for deferred financing costs	(20.5)	(23.6)	(5.5)
Costs associated with the simplification of capital structure	(1.1)	(2.3)	—
Net proceeds from issuance of common units	311.2	602.7	201.2
Retirement of common units	(1.9)	(0.1)	(0.7)
Net proceeds from common unit options exercised	5.2	9.0	1.5
Proceeds from swap settlement	14.3	8.4	—

Net cash provided by (used in) financing activities	143.3	885.5	(13.0)

Net increase (decrease) in cash	(132.9)	132.7	(5.7)
Cash at beginning of period	144.4	11.7	17.4

Cash at end of period	$11.5	$144.4	$11.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$89.8	$84.0	$66.7

Cash paid during the year for income taxes	$0.5	$0.8	$1.7

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$4.1	$6.4	$4.3

Net change to property, plant and equipment through accounts payable and accrued expenses	$19.6	$(6.9)	$(6.2)

Change in the fair value of interest rate swap liability and related long-term debt	$0.5	$(5.6)	$3.7

Acquisitions, net of cash acquired:
Current assets	$5.5	$27.4	$0.7
Property, plant and equipment	768.4	81.3	79.4
Intangible assets, net	8.7	146.6	8.7
Goodwill (Note 3)	53.8	49.9	(68.8)
Other assets	1.0	0.1	—
Current liabilities	(12.9)	(52.3)	(1.2)
Issuance of equity	—	—	(6.7)

Total acquisitions, net of cash acquired	$824.5	$253.0	$12.1

The accompanying notes are an integral part of these consolidated financial statements.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Partnership Organization and Basis of Presentation

Organization

On August 7, 2010, Inergy, L.P. (“Inergy”) and Inergy Holdings, L.P. (“Holdings”) entered into an Agreement and Plan of Merger, which was amended and restated by the First Amended and Restated Agreement and Plan of Merger, dated as of September 3, 2010, as part of a plan to simplify the capital structures of Inergy and Holdings (the “Merger Agreement”). Pursuant to the steps contemplated by the Merger Agreement (the “Simplification Transaction”), Holdings merged into a wholly owned subsidiary of its general partner (the “Merger”) and the outstanding common units in Holdings were cancelled. The Merger closed on November 5, 2010, resulting in Holdings unitholders receiving 0.77 Inergy units for each Holdings unit. Cash was paid to Holdings unitholders in lieu of any fractional units that resulted from the exchange. As a result of the closing, Holdings common units discontinued trading on the New York Stock Exchange as of the close of business on November 5, 2010. Holdings continues to own the general partner of Inergy subsequent to the Merger.

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

Because of the changes that the Simplification Transaction has had on these financial statements and Inergy’s organizational structure, and because the nature of the pre-simplification and post-simplification Inergy entities are significantly different, these notes to consolidated financial statements refer to specific Inergy entities, with Inergy, L.P. prior to the simplification referred to as “Holdings” and after the simplification as “Inergy”, and the controlled operating subsidiary of Inergy, L.P. prior to the Merger is referred to as “Inergy”. References to “the Company” or “Inergy” in the footnotes related to the policies and procedures of Inergy, L.P. refer to Inergy, L.P. subsequent to the simplification. Other references to “the Company” or “we”, “our” and “us” throughout the footnotes refer to the controlled subsidiary of Inergy, L.P. prior to the simplification if the timing of the statement is prior to November 5, 2010, and to Inergy, L.P. subsequent to the simplification if the timing of the statement is subsequent to November 5, 2010. The operating activities of the Inergy, L.P. controlled subsidiary prior to the Merger and Inergy, L.P. subsequent to the Merger are identical.

Inergy Midstream

On August 9, 2011, we announced our intention to file a registration statement with the Securities and Exchange Commission (“SEC”) for the initial public offering (“IPO”) of a minority interest of a new master limited partnership formed to initially own and operate our Northeast natural gas and natural gas liquids (“NGL”) midstream storage and transportation business. We intend to use all cash proceeds received in the IPO to repay indebtedness.

Nature of Operations

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Note 2. Summary of Significant Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate term loan. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a $1.8 million, $0.4 million and $0.2 million net gain in the years ended September 30, 2011, 2010 and 2009, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2011, Inergy recognized no gain, and for the years ended September 30, 2010 and 2009, Inergy recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and forecasted interest payments on our term loan. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accumulated other comprehensive income (loss) was $(6.7) million and $4.4 million at September 30, 2011 and 2010, respectively. Included in accumulated other comprehensive income (loss) was $(2.4) million attributable to commodity instruments and $(4.3) million attributable to interest rate swaps. Approximately $(2.0) million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

Sales of propane, other liquids and salt are recognized at the time product is shipped or delivered to the customer depending on the sales terms. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances, as well as certain direct costs incurred in providing storage services. Operating and administrative expenses consist of all expenses incurred by Inergy other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales and storage sale but are not included in cost of product sold. These amounts were $209.3 million, $176.3 million and $134.6 million during the years ended September 30, 2011, 2010 and 2009, respectively.

Credit Risk and Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. In addition, Inergy collects margin payments from its customers to mitigate risk. Credit is generally extended to retail customers for the delivery of propane into Company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are based on specific identification and historical collection results and have generally been within management’s expectations. Account balances are charged off against the reserve when it is anticipated that the receivable will not be collected. The balance is considered past due or delinquent based on contractual terms.

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

One supplier, BP Amoco Corp., accounted for 14% of propane purchases during the past fiscal year. No other single supplier accounted for more than 10% of propane purchases in the current year.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

No single customer represented 10% or more of consolidated revenues. In addition, nearly all of Inergy’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at September 30, 2011 and 2010, amount to $147.7 million and $82.6 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings, land and improvements	25 – 70
Office furniture and equipment	3 – 10
Vehicles	5 – 10
Tanks and plant equipment	5 – 30
Reserve gas	10

Salt deposits are depleted on a unit of production method.

Inergy reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy identified certain tanks in which the carrying amount exceeded the fair value due to the Company’s plan to sell the tanks. See Note 4 for a discussion of assets held for sale at September 30, 2011 and 2010.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts	15.4
Covenants not to compete	8.6
Deferred financing costs	6.2

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in millions):

Year Ending September 30,
2012	$41.8
2013	40.6
2014	38.0
2015	36.3
2016	32.9

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

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2011.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair Value

Cash and cash equivalents, accounts receivable (net of reserve for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of September 30, 2011, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,358.8 million compared with the aggregate principal amount at maturity of $1,445.1 million. The Company’s credit agreement (“Credit Agreement”) consists of a $700 million revolving loan facility (“Revolving Loan Facility”) and a $300 million term loan facility (“Term Loan Facility”). The carrying value at September 30, 2011, of amounts outstanding under the Credit Agreement of $381.2 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Assets and liabilities from price risk management are carried at fair value as discussed in Note 6. At September 30, 2011, the estimated fair value of assets from price risk management activities amounted to $17.1 million and liabilities from price risk management amounted to $19.0 million.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is solely comprised of unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) consists of the following (in millions):

Accumulated Other Comprehensive Income (Loss)
As of September 30, 2009	$11.0
Other Comprehensive income(a)	(6.6)

As of September 30, 2010	4.4
Other Comprehensive income(a)	(11.1)

As of September 30, 2011	$(6.7)

(a)	Other comprehensive income (loss) includes a reclassification of $4.9 million and $11.8 million to net income during the years ended September 30, 2011 and 2010, respectively.

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

The amount of compensation expense recorded by the Company during the years ended September 30, 2011, 2010 and 2009, was $5.8 million, $4.8 million and $3.1 million, respectively.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company has previously adopted the new disclosures for transfers in and out of Level 1 and Level 2. The new disclosures for Level 3 are effective for fiscal years beginning after December 15, 2010. The Company does not currently anticipate that the adoption of the Level 3 disclosure requirements of ASU 2010-06 will result in a material change to the financial statements.

Note 3. Acquisitions

On October 14, 2010, Inergy completed the acquisition of Tres Palacios Gas Storage LLC (“Tres Palacios”), which owns and operates a natural gas storage facility located in Matagorda County, Texas. Tres Palacios is a high deliverability, salt dome natural gas storage facility with approximately 38.4 Bcf of Federal Energy Regulatory Commission (“FERC”) certificated working gas capacity (Caverns 1-3). The facility is potentially expandable by an additional 9.5 Bcf of working gas capacity, which Inergy expects to place in service in 2015 (Cavern 4).

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

October 14, 2010
Accounts receivable	$6.3
Prepaid expenses and other current assets	0.8
Property, plant and equipment	414.4
Contractual rights	266.9
Other	1.2

Total identifiable assets acquired	689.6

Current liabilities	12.4

Total liabilities assumed	12.4

Net identifiable assets acquired	677.2
Goodwill	45.3

Net assets acquired	$722.5

The $45.3 million of goodwill has been assigned to the midstream operations segment.

Tres Palacios leases the surface and subsurface rights necessary to operate and expand the storage facility under an operating lease that expires on December 31, 2037, which is subject to automatic renewal for two 20-year extension periods unless Tres Palacios elects not to extend the term of the lease. The lease payments vary based on the FERC-certificated working gas capacity of the caverns which are in service as well as an incremental payment for physical volumes of gas injected and / or withdrawn from the caverns in service. Based on its current estimates, which assumes Cavern 4 will be in service during the fourth calendar quarter of 2015, Tres Palacios anticipates that the contractual obligation as of September 30, 2011, to be the following (in millions, excluding the above mentioned incremental payments as future volumes are currently unknown):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$ 403.4	$11.4	$23.5	$29.0	$339.5

The following represents the pro forma consolidated statements of operations as if Tres Palacios had been included in the consolidated results of the Company for the year ended September 30, 2010 (unaudited, in millions):

Pro Forma Consolidated Statements of Operations
Year Ended
September 30, 2010
Revenue	$1,841.7
Net income	$35.9

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Tres Palacios to reflect the depreciation that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period. The net income was further adjusted to give effect to the impact of the interest expense associated with the September 2010 bond offering that was utilized to finance a portion of the Tres Palacios acquisition.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Revenue and net loss (including an allocation of intercompany interest expense) generated by Tres Palacios subsequent to the Company’s acquisition on October 14, 2010, amounted to $46.0 million and $15.6 million, respectively.

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

On July 13, 2011, Inergy closed on its acquisition of the Seneca Lake natural gas storage facility and two related pipelines from NYSEG. The natural gas storage facility and its West lateral were acquired by ASC and are subject to FERC jurisdiction. The East pipeline was acquired by Inergy Pipeline East, LLC and is subject to light-handed regulation by the NYPSC.

The purchase price allocations for the Seneca Lake acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through September 30, 2011.

As a result of the fiscal 2011 acquisitions, the Company acquired $53.4 million of goodwill and $9.7 million of intangible assets, consisting of the following (in millions):

Customer accounts	$5.7
Noncompetition agreements	4.0

Total intangible assets	$9.7

The amounts provided above relate solely to acquisitions that closed in fiscal 2011.

The weighted-average amortization period of amortizable intangible assets acquired during the year ended September 30, 2011, is approximately eleven years.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Certain Balance Sheet Information

Inventories

Inventories consisted of the following at September 30, 2011 and 2010, respectively (in millions):

	September 30,
	2011	2010
Propane gas and other liquids	$195.4	$121.0
Appliances, parts, supplies and other	17.5	16.1

Total inventory	$212.9	$137.1

Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2011 and 2010, respectively (in millions):

	September 30,
	2011	2010
Tanks and plant equipment	$1,097.8	$937.9
Buildings, land and improvements	913.8	385.9
Vehicles	124.1	122.5
Construction in process	272.6	104.4
Reserve gas	132.1	69.8
Salt deposits	41.6	41.6
Office furniture and equipment	35.4	33.1

	2,617.4	1,695.2
Less: accumulated depreciation	588.0	445.1

Total property, plant and equipment, net	$2,029.4	$1,250.1

Depreciation expense totaled $154.6 million, $126.3 million and $88.6 million for the years ended September 30, 2011, 2010 and 2009, respectively. Depletion expense totaled $0.2 million for the years ended September 30, 2011, 2010 and 2009.

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $460.2 million with an associated accumulated depreciation balance of $121.3 million at September 30, 2011.

At September 30, 2011 and 2010, the Company capitalized interest of $16.2 million and $6.4 million, respectively, related to certain midstream asset expansion projects.

The property, plant and equipment balances above at September 30, 2011 and 2010, include $6.5 million and $4.4 million, respectively, of propane operations assets deemed held for sale. These assets consist primarily of tanks deemed to be excess, redundant or underperforming assets. In fiscal 2011 and 2010, these assets were identified primarily as a result of losses due to disconnecting customer installations of less profitable accounts due to low margins, poor payment history or low volume usage and customers who have chosen to switch suppliers. As a result, the carrying value of these assets was reduced to their estimated recoverable value less

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

anticipated disposition costs, resulting in losses of $11.1 million, $9.7 million and $4.9 million for the years ended September 30, 2011, 2010 and 2009, respectively. These losses are included as components of operating income as losses on disposal of assets. When aggregated with other realized gains/losses, such amounts totaled $8.2 million, $11.5 million and $5.2 million, respectively.

Intangible Assets

Intangible assets consist of the following at September 30, 2011 and 2010, respectively (in millions):

	September 30,
	2011	2010
Customer accounts	$413.6	$408.0
(accumulated amortization—customer accounts)	(134.0)	(107.3)
Covenants not to compete	83.4	79.4
(accumulated amortization—covenants not to compete)	(50.3)	(40.7)
Deferred financing and other costs	49.5	50.2
(accumulated amortization—deferred financing costs)	(9.3)	(14.1)
Trademarks	30.9	30.9

Total intangible assets, net	$383.8	$406.4

Amortization and interest expense associated with the above described intangible assets for the years ended September 30, 2011, 2010 and 2009, amounted to $43.4 million, $40.3 million and $30.3 million, respectively.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at September 30, 2011, and September 30, 2010 (in millions):

	September 30, 2011		September 30, 2010
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	10.1	10.6	6.2	5.8
Natural gas (MMBTU’s)	0.1	—	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Year Ended September 30,		Year Ended September 30,
	2011	2010	2011	2010
Derivatives in fair value hedging relationships:
Commodity(a)	$8.3	$(3.0)	$(6.5)	$3.4
Debt(b)	0.5	1.5	(0.5)	(1.5)

Total fair value of derivatives	$8.8	$(1.5)	$(7.0)	$1.9

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Year Ended September 30,		Year Ended September 30,		Year Ended September 30,
	2011	2010	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity(c)	$(6.3)	$5.2	$4.9	$11.8	$—	$—
Debt(e)	(4.3)	—	—	—	—	—

	$(10.6)	$5.2	$4.9	$11.8	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Year Ended September 30,
	2011	2010
Derivatives not designated as hedging instruments:
Commodity(d)	$11.1	$17.7

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.
(e)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in interest expense.

All contracts subject to price risk had a maturity of twenty-two months or less; however, the majority of contracts expire within twelve months.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2011 and 2010, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2011, is $6.7 million for which the Company has posted no collateral and $0.4 million of NYMEX margin deposit in the normal course of business. The Company has received collateral of $0.5 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of September 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2011 and 2010, (in millions):

	September 30, 2011
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.2	$23.4	$4.0	$28.6	$8.8	$19.8	$(11.5)	$17.1
Inventory	—	147.7	—	147.7	—	—	—	147.7
Interest rate swap	—	0.5	—	0.5	0.5	—	—	0.5

Total assets at fair value	$1.2	$171.6	$4.0	$176.8	$9.3	$19.8	$(11.5)	$165.3

Liabilities
Liabilities from price risk management	$0.9	$15.4	$2.7	$19.0	$5.4	$13.6	$—	$19.0
Interest rate swap	—	4.3	—	4.3	4.3	—	—	4.3

Total liabilities at fair value	$0.9	$19.7	$2.7	$23.3	$9.7	$13.6	$—	$23.3

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2011
Beginning balance	$(0.4)
Beginning balance recognized during the period	0.5
Change in value of contracts executed during the period	1.2

Ending balance	$1.3

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt

Long-term debt consisted of the following at September 30, 2011 and 2010, respectively (in millions):

	September 30,
	2011	2010
Credit agreement:
Revolving loan facility	$81.2	$—
Term loan facility	300.0	—
Senior unsecured notes	1,445.1	1,650.0
Fair value hedge adjustment on senior unsecured notes	0.5	—
Bond/swap premium	13.8	10.4
Bond discount	(5.3)	(16.0)
Obligations under noncompetition agreements and notes to former owners of businesses acquired	17.7	21.8
Holdings term loan	—	24.5

Total debt	1,853.0	1,690.7
Less: current portion	7.4	29.6

Total long-term debt	$1,845.6	$1,661.1

Credit Agreement

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which provided borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility was to mature on November 22, 2013. Borrowings under these secured facilities are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

On February 2, 2011, Inergy amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The term loan matures on February 2, 2015, and bears interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.00% to 2.25%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

On July 28, 2011, Inergy further amended its amended and restated Credit Agreement to (i) raise the aggregate revolving commitment from $525 million to $700 million (“Revolving Loan Facility”) with the amount existing as a singular tranche, (ii) reduce the applicable rate on revolving loans and commitment fees, (iii) modify and refresh certain covenants and covenant baskets, and (iv) extend the maturity date from November 22, 2013 to July 28, 2016.

The Credit Agreement contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments,

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

permitting liens and entering into other debt obligations. All borrowings under the Revolving Loan Facility bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 2.00%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 3.00%.

At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. At September 30, 2010, there was no balance outstanding under the Credit Agreement. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011. Availability under the Credit Agreement amounted to $575.3 million and $505.3 million at September 30, 2011 and 2010, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $43.5 million and $19.7 million at September 30, 2011 and 2010, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. This requirement was removed in the July 28, 2011 amendment with the Revolving Loan Facility now existing as a singular tranche facility.

At September 30, 2011, the Company was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Senior Unsecured Notes

2014 Senior Notes

In February and March 2011, $394.5 million in aggregate principal of the 2014 Senior Notes were tendered and the remaining $30.5 million were redeemed. Subsequent to the aforementioned transactions, there was no balance remaining on the 2014 Senior Notes at September 30, 2011.

2016 Senior Notes

In February and March 2011, $370.0 million in aggregate principal of the 2016 Senior Notes were tendered and the remaining $30.0 million were redeemed. Subsequent to the aforementioned transactions, there was no balance remaining on the 2016 Senior Notes at September 30, 2011.

2015 Senior Notes

On February 2, 2009, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $225 million aggregate principal amount of 8.75% senior unsecured notes due 2015 (the “2015 Senior Notes”) under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principle amount to yield 11%.

The 2015 Senior Notes contain covenants similar to the Credit Agreement. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the General Partnership facility. The 2015 Senior Notes

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2015 Senior Notes are fully, unconditionally, jointly and severally guaranteed by Inergy’s wholly-owned domestic subsidiaries. Also, Inergy has no independent assets or operations, and subsidiaries not guaranteeing the indenture are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

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

During the year ended September 30, 2011, $78.8 million in aggregate principal of these notes were redeemed utilizing the equity redemption feature of the indenture, an additional aggregate principal amount of $30.2 million was redeemed through tender and an additional aggregate principal amount of $21.0 million through purchases on the open markets.

2018 Senior Notes

On September 27, 2010, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $600 million aggregate principal amount of 7% senior unsecured notes due 2018 (the “2018 Senior Notes”) under Rule 144A to eligible purchasers. The 7% notes mature on October 1, 2018.

The 2018 Senior Notes contain covenants similar to the senior unsecured notes due 2015. Inergy used the net proceeds of the offering to fund part of the consideration for the Tres Palacios acquisition. The 2018 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2018 Senior Notes are fully, unconditionally, jointly and severally guaranteed by Inergy’s wholly-owned domestic subsidiaries.

On June 2, 2011, Inergy completed an offer to exchange its existing 7% 2018 Senior Notes for $600 million of 7% senior notes due 2018 (the “2018 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2018 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

The 2018 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.500%
2015	101.750%
2016 and thereafter	100.000%

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2021 Senior Notes

On January 19, 2011, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2021 (the “2021 Senior Notes”) under Rule 144A to eligible purchasers. The 6.875% notes mature on August 1, 2021.

The 2021 Senior Notes contain covenants similar to the existing senior unsecured notes due 2015 and 2018. The 2021 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2021 Senior Notes are fully, unconditionally, jointly and severally guaranteed by Inergy’s wholly-owned domestic subsidiaries.

On September 28, 2011, Inergy completed an offer to exchange its existing 6.875% 2021 Senior Notes for $750 million of 6.875% senior notes due 2021 (the “2021 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2021 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

The 2021 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2016	103.438%
2017	102.292%
2018	101.146%
2019 and thereafter	100.000%

Inergy used the net proceeds from the 2021 Senior Notes and the Term Loan Facility to: (1) fund its partial redemption of its 2015 Senior Notes; (2) fund its tender offers for portions of its 2014 Senior Notes, 2015 Senior Notes and 2016 Senior Notes; and (3) redeem all 2014 Senior Notes and 2016 Senior Notes not acquired in the tender offers related to such notes. The remaining net proceeds were used to repay outstanding borrowings under the General Partnership Facility and the Working Capital Facility and to provide additional working capital for general partnership purposes.

The indentures governing our senior notes restrict our ability to pay cash distributions. Before Inergy can pay a distribution to its unitholders, they must demonstrate that the fixed charge coverage ratio (as defined in the senior notes indentures) is at least 1.75 to 1.0. Inergy has met this coverage ratio every quarter.

Interest Rate Swaps

During fiscal year 2011, Inergy entered into eleven interest rate swaps, one of which is scheduled to mature in 2015 (notional amount of $25 million) and the remaining ten are scheduled to mature in 2018 (aggregate notional amount of $250 million). These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the six-month LIBOR interest rate plus a spread of 6.705% on the swap maturing in 2015 and 3.25% to 3.46% on the swaps maturing in 2018 applied to the same aggregate

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

notional amount of $275 million. These swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

In August 2011, Inergy’s ten interest rate swaps maturing in 2018 were terminated, and the Company received approximately $14.3 million in proceeds. These swaps had an aggregate notional amount of $250 million.

In addition, during fiscal year 2011, Inergy entered into six interest rate swap agreements scheduled to mature in 2015. These swap agreements, which expire on the same date as the maturity date of the related Term Loan Facility require Inergy to pay the counterparty an amount based on fixed rates from 0.84% to 2.43% due quarterly. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $225 million. These swap agreements have been accounted for as cash flow hedges.

Holdings Term Loan

Prior to the completion of the Simplification Transaction, Holdings had a balance of $24.5 million on its term loan facility and no balance on its revolving bank facility. In conjunction with the Simplification Transaction, the above described debt balances were paid off in full and these facilities were terminated.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and the sellers of retail propane companies acquired from fiscal years 2003 through 2011 with payments due through 2020 and imputed interest ranging from 5.19% to 9.50%. Noninterest-bearing obligations consist of $21.8 million and $27.0 million in total payments due under agreements, less unamortized discount based on imputed interest of $4.2 million and $5.2 million at September 30, 2011 and 2010, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt and notes payable during the next five years ending September 30 and thereafter are as follows (in millions):

Long-Term Debt and Notes Payable
2012	$7.4
2013	3.4
2014	2.7
2015	397.2
2016	79.4
Thereafter	1,362.9

Total debt	$1,853.0

Accrued interest, classified in accrued expense on the consolidated balance sheets, at September 30, 2011 and 2010, was $32.5 million and $15.1 million, respectively.

Note 8. Leases

Inergy has certain noncancelable operating leases, mainly for office space and vehicles, the majority of which expire at various times over the next ten years. Certain of these leases contain terms that provide that the rental payment be indexed to published information.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in millions):

Year Ending September 30,
2012	$23.9
2013	22.0
2014	20.9
2015	18.6
2016	18.6
Thereafter	343.5

Total minimum lease payments	$447.5

Rent expense for operating leases for the years ended September 30, 2011, 2010 and 2009, totaled $25.4 million, $15.0 million and $11.7 million, respectively.

Note 9. Income Taxes

The provision for income taxes for the years ended September 30, 2011, 2010, and 2009 consisted of the following (in millions):

	Year Ended September 30,
	2011	2010	2009
Current:
Federal	$0.5	$0.3	$0.5
State	0.7	0.2	0.8

Total current	1.2	0.5	1.3
Deferred:
Federal	(0.5)	(0.3)	0.4
State	—	—	—

Total deferred	(0.5)	(0.3)	0.4

Provision for income taxes	$0.7	$0.2	$1.7

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2011, 2010 and 2009, relates to taxable income of the corporations as discussed in Note 2.

Deferred income taxes related to IPCHA reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2011 and 2010, are as follows (in millions):

	September 30,
	2011	2010
Deferred tax liabilities:
Basis difference in stock of acquired company	$(20.2)	$(20.7)

Total deferred tax liability	$(20.2)	$(20.7)

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Partners’ Capital

Common Unit Offerings

In March 2009, Inergy issued 4,000,000 common units under its shelf registration statement, and in April 2009, the underwriters exercised their option to purchase 418,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $94.3 million.

In August 2009, Inergy issued 3,500,000 common units under its shelf registration statement, and in September 2009, the underwriters exercised their option to purchase 525,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $106.9 million.

In January 2010, Inergy issued 5,749,100 common units under its shelf registration statement, which included 749,100 common units issued as a result of the underwriters exercising their over-allotment provision. Net proceeds from the aforementioned issuances amounted to $199.8 million. Inergy used the net proceeds from this offering to repay outstanding indebtedness under its revolving General Partnership Facility, which was borrowed to fund the acquisitions of Liberty and MGS and to fund other capital expenditures in its midstream business.

In September 2010, Inergy issued 11,787,500 common units under its shelf registration statement, which included 1,537,500 common units issued as a result of the underwriters exercising their over-allotment provision. Net proceeds from the aforementioned issuances amounted to $402.9 million. Inergy utilized the proceeds from this offering to fund part of the consideration for the Tres Palacios acquisition.

On March 16, 2011, Inergy’s new shelf registration statement (File No. 333-172312) was declared effective by the Securities and Exchange Commission for the periodic sale of up to $1.5 billion of common units, partnership securities and debt securities, or any combination thereof.

On June 6, 2011, Inergy issued 9,000,000 common units in a public offering. Inergy used the net proceeds from this offering to repay borrowings under its Revolving Loan Facility, to fund ongoing expansion projects in its midstream business and for general partnership purposes. Net proceeds from this issuance amounted to $311.2 million.

Merger Conversion of Units

All unit and per unit amounts have been revised to reflect the conversion of Holdings common units to 0.77 Inergy common units as a result of the Merger (discussed in Note 1), which closed on November 5, 2010.

Class B Units

The Class B units have similar rights and obligations of Inergy common units except that the units will pay distributions in kind rather than in cash for a certain period of time. Immediately after the payment of the Inergy, L.P. common unit distribution on November 14, 2011, approximately 6.6 million Class B units converted into common units of Inergy, L.P. and are entitled to receive cash distributions. During the three-month periods ended March 31, 2011, June 30, 2011 and September 30, 2011, Inergy distributed 195,652, 198,961 and 202,326 Class B units, respectively. For a complete description of the Class B units, please see the Third Amended and Restated Agreement of Limited Partnership of Inergy, filed on Form 8-K on November 5, 2010.

Gain on Issuance of Units in Subsidiary

Prior to the Merger (discussed in Note 1), Holdings recorded a gain of $8.0 million for fiscal 2009 to recognize the increase in value of its investment in Inergy resulting from the issuances of Inergy units, as permitted by FASB Accounting Standards Codification Subtopic 505-10 (originally issued as Staff Accounting Bulletin

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

No. 51 “Accounting for Sales of Stock by a Subsidiary”). In accordance with the adoption of ASC 810-10, these gains on Inergy’s issuances of units in fiscal 2010 are reflected in our consolidated statements of partners’ capital for the year ended September 30, 2010.

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

A summary of the Company’s post-simplification limited partner quarterly distribution for the nine months ended September 30, 2011 and 2010, is presented below:

Nine Months Ended September 30, 2011
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
February 7, 2011	February 14, 2011	$0.705	$77.4
May 6, 2011	May 13, 2011	$0.705	77.6
August 5, 2011	August 12, 2011	$0.705	84.0

			$239.0

Nine Months Ended September 30, 2010(a)
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
February 5, 2010	February 12, 2010	N/A	$61.2
May 7, 2010	May 14, 2010	N/A	62.5
August 6, 2010	August 13, 2010	N/A	64.5

			$188.2

(a)

In the Simplification Transaction, Holdings was the surviving entity for accounting purposes, for comparative purpose, the prior year amount represents the aggregate Holdings limited partner quarterly distributions of both Holdings and Inergy. The aggregate distribution amount excludes all distributions from Inergy to Holdings.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On November 14, 2011, a quarterly distribution of $0.705 per limited partner unit was paid to unitholders of record on November 7, 2011, with respect to the fourth fiscal quarter of 2011, which totaled $83.9 million.

Unit Purchase Plan

Inergy’s general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2011, 2010 and 2009, were 13,821 units, 6,877 units, and 11,298 units, respectively. Prior to the Merger, Holdings’ general partner sponsored a similar plan for Inergy and its employees. Common units purchased through the Holdings’ unit purchase plan, reflective of the conversion to 0.77 Inergy common units, for the fiscal years ended September 30, 2010 and 2009, were 13,206 units and 12,717 units, respectively.

Long-Term Incentive Plan

Inergy’s general partner sponsors the long-term incentive plan for its employees, consultants and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 11,914,786 common units, which can be granted in the form of unit options, phantom units and/or restricted units. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all units granted under the plan will vest in accordance with the Unit Option Agreements, which typically provide that unit options begin vesting five years from the anniversary date of the applicable grant date. Shares issued as a result of unit option exercises are newly issued shares.

Restricted Units

A restricted unit is a common unit that participates in distributions and vests over a period of time yet during such time is subject to forfeiture. The compensation committee may make grants of restricted units to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a change in control of the general partner of Inergy. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company intends the restricted units to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and Inergy will receive no cash remuneration for the units.

Inergy granted 474,468, 299,983 and 326,910 restricted units during the years ended September 30, 2011, 2010 and 2009, respectively. Prior to the merger, Holdings granted 412,873 and 7,401 restricted units, reflective of the conversion to 0.77 Inergy common units, during the years ended September 30, 2010 and 2009, respectively. Some of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of the restricted units vest 25% after the third year, 25% after the fourth year and 50% after the fifth year. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. The Company recognizes expense on these units each quarter by multiplying the closing price of the Company’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

A summary of Inergy’s weighted-average grant date fair value for restricted units for the year ended September 30, 2011, is as follows:

	Weighted-Average Grant Date Fair Value	Number of Units
Non-vested at October 1, 2010	$31.97	1,423,073
Granted during the period ended September 30, 2011	$39.02	474,468
Vested during the period ended September 30, 2011	$26.63	43,996
Forfeited during the period ended September 30, 2011	$33.01	71,150

Non-vested at September 30, 2011	$33.94	1,782,395

The weighted-average grant date fair value of restricted units granted and vested during the year ended September 30, 2010, amounted to $36.08 and $27.50, respectively. The weighted-average grant date fair value of restricted units granted and vested during the year ended September 30, 2009, amounted to $19.45 and $16.50, respectively. The fair value of restricted units vested during the years ended September 30, 2011, 2010 and 2009, was $1.5 million, $0.4 million and $2.0 million, respectively.

The compensation expense recorded by the Company related to these restricted stock awards was $5.7 million, $2.3 million and $1.6 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Unit Options

Unit options issued under the long-term incentive plan have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after ten years and are subject to vesting periods as outlined in the unit option agreement. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the general partner or Inergy.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of Inergy’s unit option activity for the years ended September 30, 2011, 2010 and 2009, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2008	$9.74 - $31.32	$12.42	1,735,322
Granted	—	—	—
Exercised	$9.74 - $16.90	$11.72	147,063
Canceled	$9.74 - $31.31	$13.35	64,483

Outstanding at September 30, 2009	$9.74 - $31.32	$12.44	1,523,776
Granted	—	—	—
Exercised	$9.74 - $28.95	$12.02	749,244
Canceled	$9.74 - $30.96	$13.85	25,790

Outstanding at September 30, 2010	$9.74 - $31.32	$12.84	748,742
Granted	—	—	—
Exercised	$9.74 - $28.60	$11.08	455,809
Canceled	—	—	—

Outstanding at September 30, 2011	$9.74 - $31.32	$15.59	292,933

Exercisable at September 30, 2011	$9.74 - $31.32	$15.29	253,953

Information regarding options outstanding and exercisable as of September 30, 2011, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.74 - $31.32	292,933	4.3	$15.59	253,953	$15.29

The weighted-average remaining contract life for options outstanding and exercisable at September 30, 2011, was approximately four years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2011, were $2.9 million and $2.7 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2011, was $12.9 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $25.02 on September 30, 2011, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2011, there was $47.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans. That cost is expected to be recognized over a five-year period.

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $16,500 in 2011. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $2.1 million, $2.3 million and $2.1 million in fiscal 2011, 2010 and 2009, respectively.

Of Inergy’s 2,931 employees, 9% are subject to collective bargaining agreements. For the years ended September 30, 2011, 2010 and 2009, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $3.2 million, $2.8 million and $2.9 million, respectively.

Note 12. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2011, the total of these firm purchase commitments was $336.2 million of which $331.1 million will occur over the course of the next twelve months with the balance of $5.1 million occurring over the following twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects primarily related to the North/South expansion project, the Watkins Glen NGL development project and the MARC I pipeline. The North/South expansion project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals, which when completed is expected to have firm transportation capacity of 325,000 dekatherms per day. The Watkins Glen NGL development project is expected to convert certain of the US Salt caverns into propane and butane storage with an initial capacity of 2.1 million barrels. The MARC I pipeline is a 40 mile, 30” bi-directional pipeline that will extend between our Stagecoach South Lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At September 30, 2011, the total of these firm purchase commitments was approximately $29.9 million and the majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

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

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At September 30, 2011 and 2010, Inergy’s self-insurance reserves were $20.6 million and $19.3 million, respectively. The Company estimates that $14.1 million of this balance will be paid subsequent to September 30, 2012. As such, $14.1 million has been classified in other long-term liabilities on the consolidated balance sheets.

Note 13. Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage of natural gas and natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for Schenck and Pennington are included in the propane segment, while results of operations for Tres Palacios and Seneca Lake are included in the midstream segment.

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

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Year Ended September 30, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$858.6	$—	$—	$—	$858.6
Wholesale propane revenues	562.6	40.9	(0.2)	—	603.3
Storage, fractionation and other midstream revenues	—	468.0	(5.5)	—	462.5
Transportation revenues	19.9	17.2	—	—	37.1
Propane-related appliance sales revenues	19.6	—	—	—	19.6
Retail service revenues	16.4	—	—	—	16.4
Rental service and other revenues	28.1	—	—	—	28.1
Distillate revenues	128.2	—	—	—	128.2
Gross profit	493.2	184.6	—	—	677.8
Identifiable assets	289.9	90.7	—	—	380.6
Goodwill	336.1	141.8	—	20.2	498.1
Property, plant and equipment	774.4	1,830.7	—	12.3	2,617.4
Additions to property, plant and equipment	16.0	183.3	—	0.9	200.2

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$796.5	$—	$—	$—	$796.5
Wholesale propane revenues	449.3	26.8	(0.2)	—	475.9
Storage, fractionation and other midstream revenues	—	302.9	(1.2)	—	301.7
Transportation revenues	17.9	17.4	—	—	35.3
Propane-related appliance sales revenues	22.2	—	—	—	22.2
Retail service revenues	16.9	—	—	—	16.9
Rental service and other revenues	26.6	—	—	—	26.6
Distillate revenues	110.9	—	—	—	110.9
Gross profit	490.1	131.2	(1.2)	—	620.1
Identifiable assets	184.2	60.9	—	—	245.1
Goodwill	327.7	96.4	—	20.2	444.3
Property, plant and equipment	767.2	916.0	—	12.0	1,695.2
Additions to property, plant and equipment	14.7	69.1	—	1.6	85.4

	Year Ended September 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$736.7	$—	$—	$—	$736.7
Wholesale propane revenues	368.2	19.7	(0.2)	—	387.7
Storage, fractionation and other midstream revenues	—	220.8	(0.7)	—	220.1
Transportation revenues	16.8	16.9	—	—	33.7
Propane-related appliance sales revenues	21.4	—	—	—	21.4
Retail service revenues	17.8	—	—	—	17.8
Rental service and other revenues	27.5	—	—	—	27.5
Distillate revenues	125.7	—	—	—	125.7
Gross profit	471.0	103.4	(0.7)	—	573.7
Identifiable assets	139.6	51.6	—	—	191.2
Goodwill	277.9	96.4	—	20.2	394.5
Property, plant and equipment	697.0	847.1	—	11.1	1,555.2
Additions to property, plant and equipment	14.0	203.7	—	0.9	218.6

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2011
Revenues	$596.0	$720.5	$388.7	$448.6
Operating income (loss)	71.7	113.4	(8.9)	(21.7)
Net income (loss)	38.5	36.6	(35.5)	(50.2)
Net income (loss) attributable to partners	66.7	36.6	(35.5)	(50.2)
Net income (loss) per limited partner unit:(a)
Basic	$0.82	$0.33	$(0.32)	$(0.42)
Diluted	$0.72	$0.30	$(0.32)	$(0.42)
Fiscal 2010
Revenues	$501.7	$691.1	$291.6	$301.6
Operating income (loss)	67.4	110.7	(13.4)	(28.6)
Net income (loss)	45.8	87.2	(35.1)	(51.5)
Net income attributable to partners	16.5	21.3	12.4	11.6
Net income per limited partner unit:(a),(b)
Basic	$0.47	$0.60	$0.34	$0.32
Diluted	$0.35	$0.44	$0.26	$0.24

(a)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.
(b)	These amounts have been adjusted for the conversion of Inergy Holdings common units into 0.77 Inergy common units, which occurred on November 5, 2010.

Note 15. Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-K.

On November 14, 2011, a quarterly distribution of $0.705 per limited partner unit was paid to unitholders of record on November 7, 2011, with respect to the fourth fiscal quarter of 2011, which totaled $83.9 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY, L.P.

By Inergy GP, LLC
(its general partner)

Dated: November 15, 2011	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy GP, LLC, as general partner of Inergy, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
November 15, 2011	/S/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

November 15, 2011	/S/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 15, 2011	/S/ PHILLIP L. ELBERT Phillip L. Elbert, President and Chief Operating Officer

November 15, 2011	/S/ WARREN H. GFELLER Warren H. Gfeller, Director

November 15, 2011	/S/ ARTHUR B. KRAUSE Arthur B. Krause, Director

November 15, 2011	/S/ ROBERT D. TAYLOR Robert D. Taylor, Director

November 15, 2011	/S/ RICHARD T. O’BRIEN Richard T. O’Brien, Director

Schedule II

Inergy, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Year Ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2011	$3.2	$3.7	$0.9	$(5.2)	$2.6
2010	2.7	2.8	0.8	(3.1)	3.2
2009	6.4	3.7	0.3	(7.7)	2.7