Form 10-Q
period 2011-12-31
INERGY L P
filed 2012-02-01
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2011	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18.7	$11.5
Accounts receivable, less allowance for doubtful accounts of $2.4 million and $2.6 million at December 31, 2011 and September 30, 2011, respectively	242.2	167.7
Inventories (Note 3)	156.9	212.9
Assets from price risk management activities	19.6	17.1
Prepaid expenses and other current assets	22.7	18.2

Total current assets	460.1	427.4

Property, plant and equipment (Note 3)	2,671.5	2,617.4
Less: accumulated depreciation	625.5	588.0

Property, plant and equipment, net	2,046.0	2,029.4

Intangible assets (Note 3):
Customer accounts	413.6	413.6
Other intangible assets	160.2	163.8

	573.8	577.4
Less: accumulated amortization	202.2	193.6

Intangible assets, net	371.6	383.8

Goodwill	501.2	498.1
Other assets	2.1	2.2

Total assets	$3,381.0	$3,340.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$144.5	$146.2
Accrued expenses	79.3	85.2
Customer deposits	44.6	52.0
Liabilities from price risk management activities	14.4	19.0
Current portion of long-term debt (Note 7)	6.9	7.4

Total current liabilities	289.7	309.8

Long-term debt, less current portion (Note 7)	1,703.8	1,845.6
Other long-term liabilities	19.4	19.3
Deferred income taxes	20.1	20.2

Partners’ capital (Note 8):
Limited partner unitholders (125,724,857 and 119,147,858 common units issued and outstanding as of December 31, 2011 and September 30, 2011, respectively, and 5,784,279 and 12,165,499 Class B units issued and outstanding at December 31, 2011 and September 30, 2011, respectively)	1,189.0	1,146.0

Total Inergy, L.P. partners’ capital	1,189.0	1,146.0
Interest of non-controlling partners in subsidiaries	159.0	—

Total partners’ capital	1,348.0	1,146.0

Total liabilities and partners’ capital	$3,381.0	$3,340.9

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue:
Propane	$478.7	$427.1
Other	189.9	168.9

	668.6	596.0
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	374.4	288.4
Other	113.4	102.7

	487.8	391.1
Expenses:
Operating and administrative	82.6	84.5
Depreciation and amortization	48.7	46.4
Loss on disposal of assets	1.4	2.3

Operating income	48.1	71.7

Other income (expense):
Interest expense, net	(28.0)	(33.1)
Early extinguishment of debt	(24.9)	—
Other income	1.3	0.1

Income (loss) before income taxes	(3.5)	38.7

Provision for income taxes	0.1	0.2

Net income (loss)	(3.6)	38.5
Net (income) loss attributable to non-controlling partners in subsidiary	(0.1)	28.2

Net income (loss) attributable to partners	$(3.7)	$66.7

Total limited partners’ interest in net income (loss)	$(3.7)	$66.7

Net income (loss) per limited partner unit:
Basic	$(0.03)	$0.82

Diluted	$(0.03)	$0.72

Weighted-average limited partners’ units outstanding (in thousands):
Basic	122,556	81,619
Dilutive units	—	11,678

Diluted	122,556	93,297

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non- Controlling Partners	Total Partners’ Capital
Balance at September 30, 2011	$1,146.0	$—	$1,146.0
Net proceeds from issuance of common units by Inergy Midstream, L.P.	—	292.7	292.7
Net proceeds from common unit options exercised	0.4	—	0.4
Certain costs incurred prior to Inergy Midstream, L.P.’s initial public offering	(3.0)	—	(3.0)
Unit-based compensation charges	3.1	—	3.1
Retirement of common units	(1.1)	—	(1.1)
Distributions	(83.9)	—	(83.9)
Gain (loss) on issuance of Inergy Midstream, L.P. units	133.8	(133.8)	—
Comprehensive income:
Net income (loss)	(3.7)	0.1	(3.6)
Change in unrealized fair value on cash flow hedges	(2.6)	—	(2.6)

Comprehensive loss			(6.2)

Balance at December 31, 2011	$1,189.0	$159.0	$1,348.0

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Operating activities
Net income (loss)	$(3.6)	$38.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	39.9	37.3
Amortization	8.8	9.1
Amortization of deferred financing costs, swap premium and net bond discount	1.5	2.0
Unit-based compensation charges	3.1	1.4
Provision for doubtful accounts	(0.1)	(0.8)
Loss on disposal of assets	1.4	2.3
Deferred income taxes	(0.1)	—
Early extinguishment of debt	8.3	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(69.5)	(113.3)
Inventories	56.0	1.9
Prepaid expenses and other current assets	(4.5)	(5.7)
Other assets (liabilities)	(0.1)	0.8
Accounts payable and accrued expenses	(0.7)	48.8
Customer deposits	(7.4)	(14.0)
Net assets (liabilities) from price risk management activities	(9.8)	12.3

Net cash provided by operating activities	23.2	20.6

Investing activities
Acquisitions, net of cash acquired	(19.8)	(759.4)
Purchases of property, plant and equipment	(57.1)	(20.9)
Proceeds from sale of assets	2.7	2.1
Investment in bond offering escrow account	—	588.0

Net cash used in investing activities	(74.2)	(190.2)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Financing activities
Proceeds from the issuance of Inergy, L.P. long-term debt	$577.7	$247.5
Proceeds from the issuance of Inergy Midstream, L.P. long-term debt	86.8	—
Principal payments on Inergy, L.P. long-term debt	(803.2)	(131.0)
Principal payments on Inergy Midstream, L.P. long-term debt	(6.6)	—
Proceeds from the issuance of promissory note	255.0	—
Principal payment on promissory note	(255.0)	—
Distributions	(83.9)	(21.1)
Distributions paid to non-controlling partners	—	(51.5)
Payments for deferred financing costs	(4.6)	(0.4)
Costs associated with the simplification of capital structure	—	(0.4)
Net proceeds from issuance of Inergy Midstream, L.P. common units	292.7	—
Retirement of common units	(1.1)	(1.5)
Net proceeds from Inergy, L.P. common unit options exercised	0.4	3.1
Other	—	(0.2)

Net cash provided by financing activities	58.2	44.5

Net increase (decrease) in cash	7.2	(125.1)
Cash at beginning of period	11.5	144.4

Cash at end of period	$18.7	$19.3

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$0.7	$0.5

Change in the value of intangible assets and equity	$(3.0)	$—

Net change to property, plant and equipment through accounts payable and accrued expenses	$(7.0)	$2.0

Change in the fair value of interest rate swap liability and related long-term debt	$(0.1)	$(0.5)

Acquisitions, net of cash acquired:
Current assets	$4.7	$4.7
Property, plant and equipment	10.5	434.5
Intangible assets, net	1.3	2.4
Goodwill	3.2	328.5
Other assets	0.1	1.0
Current liabilities	—	(11.7)

Total acquisitions, net of cash acquired	$19.8	$759.4

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

Inergy Midstream

On November 14, 2011, Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (“Inergy Midstream”). Inergy Midstream converted into a limited partnership in connection with the initial public offering (“IPO”) of its common units representing limited partnership interests. Inergy Midstream was formed by Inergy to acquire, develop, own and operate midstream energy assets.

On November 25, 2011, Inergy Midstream assigned 100% of its membership interests in each of US Salt, LLC (“US Salt”) and Tres Palacios Gas Storage LLC to Inergy.

On December 21, 2011, Inergy Midstream completed its IPO. Inergy Midstream sold 16,000,000 common units to public investors and the underwriters exercised their option to purchase an additional 2,400,000 common units. Prior to this offering, there had been no public market for Inergy Midstream’s common units. The Inergy Midstream common units began trading on the New York Stock Exchange on December 16, 2011, under the symbol “NRGM.” Upon completion of the offering, Inergy owned, directly or indirectly, an approximate 75.2% limited partner interest and all of the incentive distribution rights, or IDRs, in Inergy Midstream. The IDRs entitle Inergy to receive 50% of all Inergy Midstream’s distributions in excess of the initial quarterly distribution of $0.37 per unit. Additionally, Inergy indirectly owns NRGM GP, LLC, the general partner of Inergy Midstream, which entitles the general partner to management but no economic rights in Inergy Midstream.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NRGM GP, LLC Change of Control Event

In connection with the IPO, Inergy and Inergy Holdings GP, LLC (“Holdings GP”), the indirect owner of Inergy’s general partner, have agreed to enter into a membership interest purchase agreement under which, under certain circumstances, Holdings GP will be required to purchase from Inergy, and Inergy will be required to sell to Holdings GP, all of the membership interests in MGP GP, LLC, the entity that controls Inergy Midstream’s general partner, for nominal consideration. MGP GP, LLC is a wholly owned subsidiary of Inergy and the general partner of Inergy Midstream Holdings, L.P., which is the sole member of Inergy Midstream’s general partner and direct holder of all of its incentive distribution rights. Under the agreement, Holdings GP is required to purchase MGP GP, LLC in the event that (i) a change of control of Inergy occurs at a time when Inergy is entitled to receive less than 50% of all cash distributed with respect to Inergy Midstream’s limited partner interests and incentive distribution rights or (ii) through dilution or a distribution to the Inergy common unitholders of Inergy’s interests in Inergy Midstream, Inergy is entitled to receive less than 25% of all cash distributed with respect to Inergy Midstream’s limited partner interests and incentive distribution rights.

Nature of Operations

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage and transportation of natural gas and natural gas liquids (“NGL”) for third parties, NGL fractionation and distribution, processing of natural gas and the production and sale of salt.

Following the Inergy Midstream IPO, Inergy’s midstream assets include the Tres Palacios natural gas storage facility in Texas, the West Coast NGL business and its solution-mining and salt production company (US Salt). Through Inergy’s ownership interest in Inergy Midstream, its midstream assets also include four natural gas storage facilities in New York (Stagecoach, Thomas Corners, Steuben and Seneca Lake), natural gas transportation assets in New York and an NGL storage facility in New York (Bath storage facility).

Basis of Presentation

The financial information contained herein as of December 31, 2011, and for the three-month periods ended December 31, 2011 and 2010, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The propane business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2011, are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements include the accounts of Inergy, L.P. and its wholly owned subsidiaries, Inergy Propane, LLC (“Inergy Propane”), Inergy Partners, LLC (“Partners”), IPCH Acquisition Corp. (“IPCHA”), Tres Palacios Gas Storage LLC, US Salt and Inergy Finance Corp. The accompanying consolidated financial statements also include the accounts of our majority-owned subsidiary, Inergy Midstream, and its wholly-owned subsidiaries. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2011.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk associated with fixed and variable rate borrowings. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also periodically party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed and variable rate borrowings. The commodity derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. The interest rate derivatives are recorded at fair value on the balance sheets in other assets or liabilities and the related change in fair value is recorded to earnings in the current period as interest expense.

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net gain of $1.0 million and $0.9 million in the three months ended December 31, 2011 and 2010, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, Inergy recognized no gain or loss for the three months ended December 31, 2011 and 2010, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and variable interest payments. The commodity derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities, and the interest rate swaps are recorded as other assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold or interest expense, as applicable, in the same period in which the hedged transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $9.4 million and $6.7 million at December 31, 2011 and September 30, 2011, respectively. Included in accumulated other comprehensive loss was a loss of $5.0 million attributable to commodity instruments and a loss of $4.4 million attributable to interest rate swaps. Approximately $(4.6) million is expected to be reclassified to earnings from other comprehensive income over the next twelve months. Inergy’s comprehensive income (loss) was $(6.2) million and $40.5 million for the three months ended December 31, 2011 and 2010, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances, as well as certain direct costs incurred in providing storage services. Operating and

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

administrative expenses consist of all expenses incurred other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $54.1 million and $52.1 million for the three months ended December 31, 2011 and 2010, respectively.

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

Inventories

Inventories for propane operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently adjusted for market values. Propane and other liquids inventories being hedged and adjusted for market value at December 31, 2011 and September 30, 2011, amount to $84.4 million and $147.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Inergy capitalizes all construction-related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $3.4 million and $2.0 million for the three months ended December 31, 2011 and 2010. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25–40
Office furniture and equipment	3–10
Vehicles	5–10
Tanks and plant equipment	5–30

Salt deposits are depleted on a unit of production method.

Inergy reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy identified certain tanks in which the carrying amount exceeded the fair value due to the Company’s plan to sell the tanks. See Note 3 for a discussion of assets held for sale at December 31, 2011 and September 30, 2011.

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks and deferred financing costs. Customer accounts, covenants not to compete and trademarks have arisen from acquisitions. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

over the term of the related debt. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15–20
Covenants not to compete	2–10
Deferred financing costs	1–10

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2011. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2011.

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

As the effect of including incremental units associated with options and the Class B units were anti-dilutive for the three months ended December 31, 2011 due to the net loss reported for that period, no unit options, Class B units or other dilutive units were reflected in the applicable dilutive earnings per unit computation. As a result, both basic earnings per unit and dilutive earnings per unit reflect the same calculation for the three-month period ended December 31, 2011. Anti-dilutive unit options and Class B units outstanding totaled 8,879,295 for the three months ended December 31, 2011.

Accounting for Unit-Based Compensation

Inergy has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company was $3.1 million and $1.4 million during the three months ended December 31, 2011 and 2010, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of December 31, 2011, the estimated fair value of the Company’s fixed-rate Senior Notes, based on available trading information, totaled $1,220.4 million compared with the aggregate principal amount at maturity of $1,200.8 million. At December 31, 2011, the Company’s credit agreement (“Credit Agreement”) consisted of a $700 million revolving loan facility (“Revolving Loan Facility”). The carrying value at December 31, 2011, of amounts outstanding under the Credit Agreement of $401.5 million approximated fair value due primarily to the floating interest rate associated with the Credit Agreement. At December 31, 2011, Inergy Midstream’s $500 million revolving credit facility (“NRGM Credit Facility”) had amounts outstanding of $80.2 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the NRGM Credit Facility. See Note 7 for a discussion of the Company’s debt.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company has previously adopted the new disclosures on the reason for transfers in and out of Level 1 and Level 2. The new disclosures for Level 3 were adopted on October 1, 2011, and are disclosed in Note 6.

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Propane gas and other liquids	$139.4	$195.4
Appliances, parts, supplies and other	17.5	17.5

Total inventory	$156.9	$212.9

Property, plant and equipment consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Tanks and plant equipment	$1,139.4	$1,097.8
Buildings, land and improvements	950.4	913.8
Vehicles	132.2	124.1
Construction in process	240.1	272.6
Reserve gas	132.1	132.1
Salt deposits	41.6	41.6
Office furniture and equipment	35.7	35.4

	2,671.5	2,617.4
Less: accumulated depreciation	625.5	588.0

Total property, plant and equipment, net	$2,046.0	$2,029.4

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks had a value of $443.4 million with an associated accumulated depreciation balance of $120.8 million at December 31, 2011.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The property, plant and equipment balances above at December 31, 2011 and September 30, 2011, include $6.5 million and $6.5 million, respectively, of propane operations assets deemed held for sale. These assets consist primarily of tanks deemed to be excess, redundant or underperforming assets. These assets were identified primarily as a result of losses due to disconnecting customer installations of customers who have chosen to switch suppliers and due to low margins, poor payment history or low volume usage. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of $1.7 million for the three months ended December 31, 2011. At December 31, 2010, $4.0 million of propane operations assets were deemed held for sale, which resulted in a loss of $2.4 million during the three months ended December 31, 2010, to reduce the carrying value of these assets to their estimated recoverable value less anticipated disposition costs. These losses are included as components of operating income as losses on disposal of assets. When aggregated with other realized gains/losses, such amounts totaled $1.4 million and $2.3 million during the three months ended December 31, 2011 and 2010, respectively.

Intangible assets consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Customer accounts	$413.6	$413.6
Covenants not to compete	85.4	83.4
Deferred financing and other costs	43.9	49.5
Trademarks	30.9	30.9

	573.8	577.4
Less: accumulated amortization	202.2	193.6

Total intangible assets, net	$371.6	$383.8

Note 4 – Business Acquisitions

On November 11, 2011, Inergy completed the acquisition of substantially all the assets of Papco, LLC / South Jersey Terminal, LLC (“Papco”), located in Bridgeton, New Jersey.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product sold related to these instruments. However, immaterial net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

Cash Flow Hedging Activity

Inergy sells propane and heating oil to certain of its retail customers at fixed prices. Inergy will enter into derivative instruments to hedge a significant portion of its exposure to fluctuations in commodity prices as a result of selling these fixed price contracts. These instruments are identified and qualify to be treated as cash flow hedges. This accounting treatment requires the effective portion of the gain or loss on the derivative to be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011		September 30, 2011
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	11.1	11.1	10.1	10.6
Natural gas (MMBTU’s)	3.3	3.2	0.1	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Derivatives in fair value hedging relationships:
Commodity (a)	$4.3	$(0.2)	$(3.3)	$1.1
Debt (b)	0.1	(0.5)	(0.1)	0.5

Total fair value of derivatives	$4.4	$(0.7)	$(3.4)	$1.6

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity (c)	$(3.2)	$4.0	$(0.7)	$2.0	$—	$—
Debt (e)	(0.1)	—	—	—	—	—

Total fair value of derivatives	$(3.3)	$4.0	$(0.7)	$2.0	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended December 31,
	2011	2010
Derivatives not designated as hedging instruments:
Commodity (d)	$2.8	$2.5

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.
(e)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in interest expense.

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2011 and September 30, 2011, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2011, is $11.4 million for which the Company has posted collateral of $5.1 million. In addition, the Company has made an initial margin deposit of $8.4 million to NYMEX in the normal course of business. The Company has received collateral of $8.5 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

Note 6 – Fair Value Measurements

FASB Accounting Standards Codification Subtopic 820-10 (“ASC 820-10”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

As of December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 (in millions):

	December 31, 2011
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.9	$19.7	$4.7	$26.3	$4.3	$22.0	$(6.7)	$19.6
Inventory	—	84.4	—	84.4	—	—	—	84.4
Interest rate swaps	—	0.1	—	0.1	0.1	—	—	0.1

Total assets at fair value	$1.9	$104.2	$4.7	$110.8	$4.4	$22.0	$(6.7)	$104.1

Liabilities
Liabilities from price risk management	$2.4	$19.8	$1.5	$23.7	$8.0	$15.7	$(9.3)	$14.4
Interest rate swaps	—	4.4	—	4.4	4.4	—	—	4.4

Total liabilities at fair value	$2.4	$24.2	$1.5	$28.1	$12.4	$15.7	$(9.3)	$18.8

	September 30, 2011
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.2	$23.4	$4.0	$28.6	$8.8	$19.8	$(11.5)	$17.1
Inventory	—	147.7	—	147.7	—	—	—	147.7
Interest rate swap	—	0.5	—	0.5	0.5	—	—	0.5

Total assets at fair value	$1.2	$171.6	$4.0	$176.8	$9.3	$19.8	$(11.5)	$165.3

Liabilities
Liabilities from price risk management	$0.9	$15.4	$2.7	$19.0	$5.4	$13.6	$—	$19.0
Interest rate swap	—	4.3	—	4.3	4.3	—	—	4.3

Total liabilities at fair value	$0.9	$19.7	$2.7	$23.3	$9.7	$13.6	$—	$23.3

(a)

Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, ASC 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended December 31, 2011
Assets
Beginning balance	$4.1
Beginning balance recognized during the period	(1.6)
Change in value of contracts executed during the period	2.2

Ending balance	$4.7

Liabilities
Beginning balance	$(2.8)
Beginning balance recognized during the period	1.2
Change in value of contracts executed during the period	0.1

Ending balance	$(1.5)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Inergy credit agreement:
Revolving loan facility	$401.5	$81.2
Term loan facility	—	300.0
Inergy senior unsecured notes	1,200.8	1,445.1
Inergy fair value hedge adjustment on senior unsecured notes	0.1	0.5
Inergy bond/swap premium	10.9	13.8
Inergy bond discount	—	(5.3)
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	17.2	17.7
NRGM credit facility	80.2	—

Total debt	1,710.7	1,853.0
Less: current portion	6.9	7.4

Total long-term debt	$1,703.8	$1,845.6

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On February 2, 2011, Inergy amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The term loan was to mature on February 2, 2015, and bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

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

The Credit Agreement contains various covenants and restrictive provisions that limit its ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

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

If Inergy should fail to perform its obligations under these and other covenants, the Revolving Loan Facility could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Agreement could be declared immediately due and payable. The Credit Agreement also has cross default provisions that apply to any other material indebtedness of Inergy.

All borrowings under the Credit Agreement are generally secured by all of Inergy’s assets and the equity interests in all of Inergy’s wholly owned subsidiaries, and loans thereunder bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 2.00%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 3.00%.

In conjunction with the Inergy Midstream IPO, on December 21, 2011, Inergy entered into the following transactions:

•

Entered into a $255 million unsecured promissory note with JPMorgan Chase Bank (“Promissory Note”). The promissory note was assumed by Inergy Midstream and paid in full utilizing proceeds from the IPO.

•	Paid in full the $300 million balance outstanding on the Term Loan Facility.

•	Tendered for substantially all the $95 million outstanding on the 2015 Senior Notes.

•	Tendered for $150 million of the $750 million outstanding on the 2021 Senior Notes.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•

The debt payments described above were funded by the $255 million proceeds from the Promissory Note, $80 million borrowing on the NRGM Credit Facility (discussed below) and borrowings on the Revolving Loan Facility.

At December 31, 2011, the balance outstanding under the Credit Agreement was $401.5 million, all of which was borrowed under the Revolving Loan Facility. At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.78% and 4.75% at December 31, 2011, and 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011. Availability under the Credit Agreement amounted to $254.6 million and $575.3 million at December 31, 2011 and September 30, 2011, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $43.9 million and $43.5 million at December 31, 2011 and September 30, 2011, respectively.

During fiscal year 2011, Inergy entered into eleven interest rate swaps, one of which was scheduled to mature in 2015 (notional amount of $25 million) and the remaining ten were scheduled to mature in 2018 (aggregate notional amount of $250 million). In August 2011, Inergy’s ten interest rate swaps maturing in 2018 were terminated. In December 2011, the remaining interest rate swap maturing in 2015 was terminated and the Company entered into a new interest rate swap scheduled to mature in 2018 (notional amount of $50 million). This swap agreement, which expires on the same date as the maturity date of the related senior unsecured notes and contains call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the one-month LIBOR interest rate plus a spread of 5.218% applied to the same aggregate notional amount of $50 million. This swap agreement has been accounted for as a fair value hedge. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

During fiscal year 2011, Inergy entered into six interest rate swap agreements scheduled to mature in 2015 to hedge its exposure to variable interest payments due under the Credit Agreement. These swap agreements require Inergy to pay the counterparty an amount based on fixed rates from 0.84% to 2.43% due quarterly. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $225 million. These swap agreements have been accounted for as cash flow hedges.

At December 31, 2011, the Company was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Inergy Midstream’s Credit Facility

On December 21, 2011, Inergy Midstream entered into a new $500 million revolving credit facility (“NRGM Credit Facility”) with a December 2016 maturity date. The NRGM Credit Facility is available to fund working capital and internal growth projects, make acquisitions and for general partnership purposes. Inergy Midstream borrowed $80 million under its credit facility to fund a cash distribution to Inergy for reimbursement of capital expenditures associated with Inergy Midstream’s assets. In addition, Inergy Midstream subsequently borrowed approximately $6.8 million and made $6.6 million in payments on the NRGM Credit Facility. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $3.9 million at December 31, 2011. As a result, Inergy Midstream has approximately $415.9 million of remaining capacity at December 31, 2011, subject to compliance with any applicable covenants under such facility. Its credit facility has an accordion feature that allows Inergy Midstream to increase the available borrowings under the facility by up to $250 million, subject to the lenders agreeing to satisfy the increased commitment amounts under its new facility and the satisfaction of certain other conditions. In addition, its credit facility includes a sub-limit up to $10 million for same-day swing line advances and a sub-limit up to $100 million for letters of credit.

Inergy and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the NRGM Credit Facility.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The NRGM Credit Facility contains various covenants and restrictive provisions that limit its ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

If Inergy Midstream should fail to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under its credit facility could be declared immediately due and payable. The NRGM Credit Facility also has cross default provisions that apply to any other material indebtedness of Inergy Midstream.

Borrowings under the NRGM Credit Facility are generally secured by the equity interests in, and by guarantees issued by, all of Inergy Midstream’s wholly owned subsidiaries, and loans thereunder (other than swing line loans) will bear interest at its option at either:

•

the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 1.75% depending on our most recent total leverage ratio; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 2.75% depending on Inergy Midstream’s most recent total leverage ratio.

Swing line loans bear interest at the Alternate Base Rate plus a margin varying from 0.75% to 1.75%. The unused portion of the NRGM Credit Facility is subject to a commitment fee ranging from 0.30% to 0.50% per annum according to its most recent total leverage ratio. Interest on Alternative Base Rate loans is payable quarterly or, if the Adjusted LIBO Rate applies, it may be paid at more frequent intervals.

The NRGM Credit Facility requires maintenance of a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.00.

Note 8 – Partners’ Capital

Inergy Midstream

On December 21, 2011, Inergy Midstream completed its IPO. Inergy Midstream sold 16,000,000 common units to public investors and the underwriters exercised their option to purchase an additional 2,400,000 common units. Prior to this offering, there had been no public market for Inergy Midstream’s common units. The Inergy Midstream common units began trading on the New York Stock Exchange on December 16, 2011, under the symbol “NRGM.” Upon completion of the offering, Inergy owned, directly or indirectly, an approximate 75.2% limited partner interest and all of the incentive distribution rights, or IDRs, in Inergy Midstream. The IDRs entitle Inergy to receive 50% of all Inergy Midstream’s distributions in excess of the initial quarterly distribution of $0.37 per unit. Additionally, Inergy indirectly owns NRGM GP, LLC, the general partner of Inergy Midstream, which entitles the general partner to management but no economic rights in Inergy Midstream.

Merger Conversion of Units

All unit and per unit amounts have been revised to reflect the conversion of Holdings common units to 0.77 Inergy common units as a result of the Merger (discussed in Note 1), which closed on November 5, 2010.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Class B Units

The Class B units have similar rights and obligations of Inergy common units except that the units will pay distributions in kind rather than in cash for a certain period of time. During the three-month period ended December 31, 2011, Inergy distributed 205,748 Class B units. Immediately following this distribution, 50% of the Class B units outstanding that were held by each holder of a Class B unit, and all of the additional Class B units issued in kind as a distribution during the four-quarter period following the Merger, converted into Inergy common units at a conversion ratio of one Class B unit for one Inergy common unit. This resulted in the conversion of 6,586,968 Class B units into Inergy common units. For a complete description of the Class B units, please see the Third Amended and Restated Agreement of Limited Partnership of Inergy, filed on Form 8-K on November 5, 2010.

Quarterly Distributions of Available Cash

A summary of Holdings limited partner quarterly distributions for the three months ended December 31, 2011 and 2010, is presented below:

	Three Months Ended December 31,
	2011	2010
Record date	N/A	October 22, 2010
Payment date	N/A	October 29, 2010
Per unit rate	N/A	$0.442
Distribution amount (in millions)	N/A	$21.1

A summary of Inergy’s limited partner quarterly distributions for the three months ended December 31, 2011 and 2010, is presented below:

	Three Months Ended December 31,
	2011	2010
Record date	November 7, 2011	October 22, 2010
Payment date	November 14, 2011	October 29, 2010
Per unit rate	$0.705	$0.705
Distribution amount (in millions) (a)	$83.9	$76.1

(a)

The December 31, 2011 distribution represents the Company’s post-simplification limited partner quarterly distribution, whereas the December 31, 2010 distribution amount represents the pre-simplification limited partner quarterly distribution for Inergy.

On January 27, 2012, Inergy declared a distribution of $0.705 per limited partner unit to be paid on February 14, 2012, to unitholders of record on February 7, 2012, for a total distribution of $88.6 million with respect to the first fiscal quarter of 2012.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2011, the total of these firm purchase commitments was $203.2 million, the majority of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy Midstream has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I pipeline. The Watkins Glen NGL

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

development project is expected to convert certain of the US Salt caverns into propane and butane storage with an initial capacity of 2.1 million barrels. The MARC I pipeline is a 40 mile, 30” bi-directional pipeline that will extend between our Stagecoach South Lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At December 31, 2011, the total of these firm purchase commitments was approximately $19.3 million and the majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Following the announcement of the Merger Agreement, two unitholder class action lawsuits (collectively, the “Inergy Unitholder Lawsuits”) were filed as described in Item 3 of form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2010. The parties to the Inergy Unitholder Lawsuits have entered into a Memorandum of Understanding whereby in consideration for the settlement and dismissal of the claims, the individual Class B unitholders will forego and relinquish a total of 135,539 Class B units to be received as distributions following the date on which the settlement and dismissal becomes final and no longer appealable. The parties are waiting on court approval of the proposed settlement.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At December 31, 2011 and September 30, 2011, Inergy’s self-insurance reserves were $23.3 million and $20.6 million, respectively. Inergy estimates that $14.1 million of this balance will be paid subsequent to December 31, 2012. As such, $14.1 million has been classified in other long-term liabilities on the consolidated balance sheets.

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage and transportation of natural gas and NGL for third parties, NGL fractionation and distribution, processing of natural gas and the production and sale of salt. Results of operations for Papco are included in the propane segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$243.7	$—	$—	$—	$243.7
Wholesale propane revenues	217.8	17.2	—	—	235.0
Storage, fractionation and other midstream revenues	—	125.7	(2.0)	—	123.7
Transportation revenues	10.2	4.7	—	—	14.9
Propane-related appliance sales revenues	6.2	—	—	—	6.2
Retail service revenues	4.6	—	—	—	4.6
Rental service and other revenues	8.2	—	—	—	8.2
Distillate revenues	32.3	—	—	—	32.3
Gross profit (excluding depreciation and amortization)	126.1	54.7	—	—	180.8
Identifiable assets	311.8	87.3	—	—	399.1
Goodwill	339.2	141.8	—	20.2	501.2
Property, plant and equipment	778.5	1,880.5	—	12.5	2,671.5
Expenditures for property, plant and equipment	5.2	44.8	—	0.1	50.1

	Three Months Ended December 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$277.7	$—	$—	$—	$277.7
Wholesale propane revenues	143.0	6.4	—	—	149.4
Storage, fractionation and other midstream revenues	—	104.1	(0.3)	—	103.8
Transportation revenues	5.2	4.3	—	—	9.5
Propane-related appliance sales revenues	6.8	—	—	—	6.8
Retail service revenues	5.1	—	—	—	5.1
Rental service and other revenues	7.8	—	—	—	7.8
Distillate revenues	35.9	—	—	—	35.9
Gross profit (excluding depreciation and amortization)	162.3	42.9	(0.3)	—	204.9
Identifiable assets	287.3	73.7	—	—	361.0
Goodwill	341.6	411.1	—	20.2	772.9
Property, plant and equipment	788.5	1,346.2	—	12.0	2,146.7
Expenditures for property, plant and equipment	4.5	18.1	—	0.3	22.9

Note 11 – Condensed Consolidating Financial Information

Inergy is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under its outstanding senior notes listed in Note 7 are fully, unconditionally, jointly and severally guaranteed, by Inergy’s wholly owned domestic subsidiaries. Subsequent to Inergy Midstream’s IPO on December 21, 2011, Inergy Midstream and its wholly owned subsidiaries no longer guarantee Inergy’s senior notes.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The tables below present condensed consolidated financial statements for Inergy (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of December 31, 2011, and for the three months ended December 31, 2011. Comparative financial statements have not been provided as Inergy Midstream was a guarantor of the senior notes in the prior period. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.0	$15.6	$0.1	$—	$18.7
Accounts receivable	—	229.9	12.3	—	242.2
Inventories	—	155.7	1.2	—	156.9
Other	—	36.4	6.0	(0.1)	42.3

Total current assets	3.0	437.6	19.6	(0.1)	460.1

Property, plant and equipment, net	—	1,447.4	598.6	—	2,046.0
Goodwill and intangible assets, net	20.2	733.7	118.9	—	872.8
Investment in subsidiary	2,816.6	—	—	(2,816.6)	—
Other assets	—	2.1	—	—	2.1

Total assets	$2,839.8	$2,620.8	$737.1	$(2,816.7)	$3,381.0

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$138.9	$5.6	$—	$144.5
Other	6.9	128.6	9.8	(0.1)	145.2

Total current liabilities	6.9	267.5	15.4	(0.1)	289.7

Long-term liabilities:
Long-term debt, less current portion	1,623.8	—	80.0	—	1,703.8
Other long-term liabilities	20.1	18.5	0.9	—	39.5

Total long-term liabilities	1,643.9	18.5	80.9	—	1,743.3

Partners’ capital	1,189.0	2,334.8	481.8	(2,816.6)	1,189.0
Interest of non-controlling partners in subsidiary	—	—	159.0	—	159.0

Total partners’ capital	1,189.0	2,334.8	640.8	(2,816.6)	1,348.0

Total liabilities and partners’ capital	$2,839.8	$2,620.8	$737.1	$(2,816.7)	$3,381.0

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

Three Months Ended December 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Propane	$—	$478.7	$—	$—	$478.7
Other	—	158.2	33.7	(2.0)	189.9

	—	636.9	33.7	(2.0)	668.6

Cost of product sold (excluding depreciation and amortization as shown below):
Propane	—	374.4	—	—	374.4
Other	—	109.8	3.6	—	113.4

	—	484.2	3.6	—	487.8

Expenses:
Operating and administrative	—	77.4	5.2	—	82.6
Depreciation and amortization	—	38.2	10.5	—	48.7
Loss on disposal of assets	—	1.4	—	—	1.4

Operating income (loss)	—	35.7	14.4	(2.0)	48.1

Other income (expense):
Interest expense, net	(28.0)	—	—	—	(28.0)
Early extinguishment of debt	(24.9)	—	—	—	(24.9)
Other income	—	1.3	—	—	1.3
Equity in net income of subsidiary	49.3	—	—	(49.3)	—

Income (loss) before income taxes	(3.6)	37.0	14.4	(51.3)	(3.5)
Provision for income taxes	—	0.1	—	—	0.1

Net income (loss)	(3.6)	36.9	14.4	(51.3)	(3.6)
Net (income) loss attributable to non-controlling partners in subsidiary	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to partners	$(3.6)	$36.9	$14.3	$(51.3)	$(3.7)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

Three Months Ended December 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$(0.9)	$24.1	$—	$23.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.8)	—	—	(19.8)
Purchases of property, plant and equipment	—	(19.0)	(38.1)	—	(57.1)
Other	—	2.7	—	—	2.7

Net cash used in investing activities	—	(36.1)	(38.1)	—	(74.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	255.0	577.7	341.8	—	1,174.5
Principal payments on long-term debt	(255.0)	(548.2)	(516.6)	—	(1,319.8)
Distributions paid	(202.1)	(83.9)	(118.2)	320.3	(83.9)
Distributions received	202.1	118.2	—	(320.3)	—
Net proceeds from the issuance of common units	—	—	292.7	—	292.7
Other	—	(19.7)	14.4	—	(5.3)

Net cash provided by financing activities	—	44.1	14.1	—	58.2

Net increase in cash	—	7.1	0.1	—	7.2
Cash at beginning of period	3.0	8.5	—	—	11.5

Cash at end of period	$3.0	$15.6	$0.1	$—	$18.7

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On January 13, 2012, Inergy completed the acquisition of substantially all the assets of Baker-Doucette, Inc. (d/b/a Woodstock Oil Company) and Rising Moon, LLC (d/b/a Woodstock Propane Company) (“Woodstock”), located in Bryant Pond, Maine.

On January 27, 2012, Inergy declared a distribution of $0.705 per limited partner unit to be paid on February 14, 2012, to unitholders of record on February 7, 2012, for a total distribution of $88.6 million with respect to the first fiscal quarter of 2012. Management and the board of directors of Inergy are evaluating a reset of the quarterly distribution to a level that is supportable by the cash flow expected to be generated from Inergy’s businesses in the near term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2011.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, statements that: (i) management believes that Inergy does not have material potential liability in connection with the unitholder class action lawsuits that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows, (ii) we believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results, (iii) we believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve or seek cheaper suppliers or energy sources and thereby purchase less propane, (iv) we believe our midstream operations could be negatively affected in the long term by sustained downturns or sluggishness in the economy and narrow seasonal spreads in the cost of natural gas along with new natural gas supply from prolific shale plays, which could affect long-term demand and market prices for natural gas and NGLs, (v) we anticipate completion of our announced midstream capital expansion projects at various times in 2012, and (vi) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings (including permit and other regulatory proceedings associated with our development projects) and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a Delaware limited partnership formed to own and operate a growing retail and wholesale propane supply, marketing and distribution business. We also own a 75.2% limited partner interest and all the IDRs in Inergy Midstream, L.P. (“Inergy Midstream”). Inergy Midstream owns a growing midstream business that includes four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake), interstate and intrastate natural gas transportation facilities in New York and a natural gas liquids (“NGL”) storage facility (the Bath storage facility). In addition to our interest in Inergy Midstream, our midstream business also includes a natural gas storage facility (Tres Palacios), an NGL business on the West Coast, and a solution-mining and salt production company (US Salt). We further intend to pursue our growth objectives in the propane and midstream business through, among other things, future acquisitions. Our propane acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

Over the past several years, we have transformed our company from a propane distribution company into a diversified master limited partnership with significant investment in both the propane and midstream sectors. We continuously evaluate the best way to grow our company and unlock value for our unit holders. For example, we completed an initial public offering of approximately 25% of Inergy Midstream in December 2011. We expect to continue to evaluate transactions that both create investor value and grow our business, as it relates to both our propane and our midstream businesses.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through December 31, 2011, we have acquired 91 companies, including 83 retail propane companies and 8 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs.

On November 11, 2011, we completed the acquisition of Papco, LLC / South Jersey Terminal, LLC (“Papco”), located in Bridgeton, New Jersey.

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

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season of October through March, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures, such as those we experienced in the three months ended December 31, 2011, will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of how weather impacts propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees). While a substantial portion of our propane is used by our customers for heating needs, our propane operations are geographically diversified and not all of our propane sales are weather sensitive. Together, these factors may make it difficult to draw definitive conclusions as to the correlation of our gallon sales to weather calculations comparing weather in a year to normal or to the prior year.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010 and 2011. At the main pricing hub of Mount Belvieu, Texas (“Mt. Belvieu Price”) during the three-month period ended December 31, 2011, the average Mt. Belvieu Price was $1.44 with prices ranging from a low of $1.33 per gallon to a high of $1.54 per gallon and a price of $1.38 per gallon at December 31, 2011. Further the average Mt. Belvieu Price in our fiscal years of 2009, 2010 and 2011 was $0.77, $1.12 and $1.42 per gallon, respectively. Our ability to pass on price increases to our customers and our hedging program has historically limited the impact that such volatility has had on our results from operations and we will continue to hedge virtually 100% of our exposure from fixed prices; however, those higher propane costs have led to higher selling prices by us and have negatively impacted our volume sales and may continue to do so in the future for reasons discussed below. While we had historically been successful in passing on price increases to our customers, we were unable to fully do so in the three months ended December 31, 2011, and we may not be able to fully do so in the future. In periods of increasing propane costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers in addition to lesser gallon sales as a result of customers switching to lower price propane providers as well as alternative energy sources such as electricity and wood-burning and pellet-burning stoves which have become more economical than propane due to the high cost of propane, all of which has resulted in a decline in gross profit. These trends generally increase in periods of sustained cost increases such as we experienced as described above including thus far in fiscal 2012. Further, improved technology in new appliances, including those using propane, has resulted in fewer gallons of propane used by our customers for their needs thus resulting in lesser gallon sales for us. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that if propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation and losses will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing having a much closer correlation of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has further declined and remained at historically low levels since 2008, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through both winter seasons of 2009-2010 and 2010-2011 with propane prices following a similar pattern for the majority of this time. Further, propane was exported from the United States in greater quantities in 2011, and continues as such into 2012, than in the past due to higher propane costs overseas, leading to sustained higher propane costs in the United States. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon with these higher prices negatively impacting our volume sales for the reasons discussed above. We do not attempt to predict the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

We believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources, such as electricity or wood burning and pellet burning stoves to replace some or all of their propane usage. This trend is expected to continue as long as propane prices stay high and throughout the life of the economic downturn. In addition, although we believe the economic downturn has not currently had a material impact on our cash collections, it is possible that this prolonged economic downturn could have a negative impact on our future cash collections.

We believe our wholesale supply, marketing and distribution business complements our retail distribution business. Through our wholesale operations, we distribute propane and also offer price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements, which requires payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

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

The majority of our operating cash flows in our midstream operations are generated by our natural gas storage operations. Most of our natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in our key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. Demand for storage in Texas is expected to strengthen driven primarily by growth in natural gas fired generation and increasing gas supplies from growing shale developments such as the Eagle Ford shale. Demand for storage can be negatively impacted during periods in which there is a narrow seasonal spread between current and future natural gas prices. The natural gas industry is currently experiencing a significant shift in the sources of supply with prolific new shale plays primarily, and this dramatic change could affect our operations. Our Texas storage asset is currently being negatively impacted by both of these occurrences with both low natural gas prices and a narrow seasonal spread.

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

Inergy Midstream has several significant capital projects under development related to its midstream operations, including:

•

construction of the MARC I pipeline, a fully contracted natural gas transmission pipeline with 550 MMcf/d of interstate transportation service, which we expect to complete and place into service in 2012 with contracts extending to 2022. We obtained our FERC certificate order authorizing the MARC I project in November 2011. Although we expected to commence construction in late 2011, it has taken longer than anticipated to obtain the state permits and clearances required before FERC can authorize the commencement of construction activities. We expect to complete the north half of the MARC I pipeline in the first half of 2012;

•

development of a 2.1 million barrel NGL storage facility located near Watkins Glen, New York, which is approximately 95% contracted and which we expect to complete and place into service in 2012 with a contract extending to 2016; and

•

the North/South II expansion project, which is expected to enable shippers to move higher volumes of natural gas bi-directionally through our Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this project, we plan to (i) extend the Stagecoach north lateral approximately three miles to interconnect with our East Pipeline, which will allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between the East Pipeline and the Dominion transmission system in Tompkins County, New York, and (ii) expand, through the installation of additional compression or looping, the capacity of the Stagecoach laterals, which will enable shippers to move higher volumes of natural gas over the existing North/South pipeline route. We have requested FERC authorization to place the East Pipeline into interstate transportation service, are acquiring the land required to complete the 3-mile lateral extension under CNYOG’s blanket authority, and working with potential shippers on precedent agreements related to the North/South II expansion capacity. We expect to request FERC authorization to expand the North/South pipeline capacity in the first half of calendar 2012, after completing precedent agreements with shippers for all or substantially all of the expansion capacity.

In addition, we also have the following capital project under development related to our midstream operations:

•

the Tres Palacios header extension project, which involves laying approximately 20 miles of pipeline to connect the Tres Palacios north header system to the tailgate of Copano’s Houston Central gas processing plant in Colorado County, Texas. On December 20, 2011, we filed an application with the FERC requesting the authorization required to complete this project.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at December 31, 2011, of approximately $19.3 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Recent Developments

On November 14, 2011, Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (“Inergy Midstream”). Inergy Midstream converted into a limited partnership in connection with the initial public offering (“IPO”) of its common units representing limited partnership interests. Inergy Midstream was formed by us to own, operate, develop and acquire midstream energy assets.

On November 25, 2011, Inergy Midstream assigned to Inergy 100% of its membership interests in each of US Salt and Tres Palacios Gas Storage LLC.

Inergy Midstream’s initial public offering (“IPO”) of its common units representing limited partner interests closed on December 21, 2011. Inergy Midstream offered 18,400,000 common units, which included 2,400,000 common units issued as a result of the underwriters exercising their overallotment provision. Prior to this offering, there had been no public market for Inergy Midstream’s common units. The Inergy Midstream common units began trading on the New York Stock Exchange on December 16, 2011, under the symbol “NRGM.” Upon completion of the offering, we owned, directly or indirectly, an approximate 75.2% limited partner interest and all of the incentive distribution rights, or IDRs, in Inergy Midstream. The IDRs entitle Inergy to receive 50% of all Inergy Midstream’s distributions in excess of the initial quarterly distribution of $0.37 per unit. Additionally, Inergy indirectly owns NRGM GP, LLC, the general partner of Inergy Midstream, which entitles the general partner to management but no economic rights in Inergy Midstream.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table summarizes the consolidated statement of operations components for the three months ended December 31, 2011 and 2010, respectively (in millions):

	Three Months Ended December 31,		Change
	2011	2010	In Dollars	Percentage
Revenue	$668.6	$596.0	$72.6	12.2%
Cost of product sold	487.8	391.1	96.7	24.7

Gross profit (excluding depreciation and amortization)	180.8	204.9	(24.1)	(11.8)
Operating and administrative expenses	82.6	84.5	(1.9)	(2.2)
Depreciation and amortization	48.7	46.4	2.3	5.0
Loss on disposal of assets	1.4	2.3	(0.9)	(39.1)

Operating income	48.1	71.7	(23.6)	(32.9)
Interest expense, net	(28.0)	(33.1)	5.1	15.4
Early extinguishment of debt	(24.9)	—	(24.9)	*
Other income	1.3	0.1	1.2	1,200.0

Income (loss) before income taxes	(3.5)	38.7	(42.2)	(109.0)
Provision for income taxes	0.1	0.2	(0.1)	(50.0)

Net income (loss)	(3.6)	38.5	(42.1)	(109.4)
Net (income) loss attributable to non-controlling partners	(0.1)	28.2	(28.3)	(100.4)

Net income (loss) attributable to partners	$(3.7)	$66.7	$(70.4)	(105.5)%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended December 31, 2011 and 2010, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2011	2010	In Dollars	Percent	2011	2010	In Units	Percent
Propane
Retail propane	$243.7	$277.7	$(34.0)	(12.2)%	89.3	107.1	(17.8)	(16.6)%
Wholesale propane	235.0	149.4	85.6	57.3	152.8	116.1	36.7	31.6
Other retail	61.5	60.8	0.7	1.2	—	—	—	—
Midstream	128.4	108.1	20.3	18.8	—	—	—	—

Total	$668.6	$596.0	$72.6	12.2%	242.1	223.2	18.9	8.5%

Volume. During the three months ended December 31, 2011, we sold 89.3 million retail gallons of propane, a decrease of 17.8 million gallons or 16.6% from the 107.1 million retail gallons sold during the same three-month period in 2010. Gallons sold during the three months ended December 31, 2011, decreased compared to the same prior year period primarily due to lower volumes sold at our existing locations of 18.3 million, partially offset by acquisition-related volume of 0.5 million. During the three months ended December 31, 2011, we believe that retail propane gallon sales were impacted by several ongoing factors, including most notably lower demand arising from above average temperatures, customer conservation, high commodity prices and customers switching to other suppliers or energy sources. The average wholesale cost of propane was approximately 14% higher during the three months ended December 31, 2011, compared to the same prior year period and the average cost in calendar year 2011 was approximately 27% higher than calendar year 2010. These higher costs, we believe, continue to significantly impact customers’ buying decisions and conservation trends including customers seeking alternative sources of energy, such as electricity and wood burning and pellet burning stoves, since those sources can be more economical for the customer with the higher cost of propane. Although we believe it takes an entire winter season (i.e. October through March) to most accurately assess the impact of temperatures on volume, the weather in the current year period was approximately 15.5% warmer than last year and 13.3% warmer than normal in our areas of operations. Further, the weather was approximately 22% warmer than last year for the month of December, the most significant contributor to gallon sales in the quarter. These warmer temperatures had a significant negative impact on retail propane gallons sold.

Wholesale gallons delivered increased 36.7 million gallons, or 31.6%, to 152.8 million gallons in the three months ended December 31, 2011, from 116.1 million gallons in the three months ended December 31, 2010. This increase was driven primarily by several factors as follows: 1) gallons arising from certain new contracts with third parties to market and deliver all of the product produced at certain of their production facilities; 2) new gallons arising from an increase in production related to another facility for which we had an existing contract to market and deliver all of the product produced at that facility; and 3) increased gallon sales to new and certain of our existing customers. These factors were partially offset by lower overall demand arising from the above average temperatures experienced during the period as further described above.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 8.5 million gallons, or 10.6%, to 71.6 million gallons during the three months ended December 31, 2011, from 80.1 million gallons during the same three-month period in 2010. This decrease was primarily attributable to decreased volume processed and decreased volume of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the three months ended December 31, 2011 and 2010, our Northeast natural gas facilities (Stagecoach, Steuben and Thomas Corners) were between 95% to 100% contracted on a firm basis and our Bath NGL storage facility was approximately 100% contracted. Our Tres Palacios storage facility was approximately 81% and 90% contracted on a firm and interruptible basis during the three months ended December 31, 2011 and 2010, respectively. Our newly acquired Seneca Lake storage facility was approximately 59% contracted on a firm basis.

Revenues. Revenues for the three months ended December 31, 2011, were $668.6 million, an increase of $72.6 million, or 12.2%, from $596.0 million during the same prior year period.

Revenues from retail propane sales were $243.7 million for the three months ended December 31, 2011, compared to $277.7 million during the same three-month period in 2010. This $34.0 million, or 12.2%, decrease was primarily due to a $47.5 million decline arising from lower gallons sold to existing customers as described above, partially offset by a $12.0 million improvement due to a higher overall average selling prices of propane and a $1.5 million increase resulting from acquisition-related sales. The overall average selling price of propane increased compared to the same prior year period due to an increase in the average wholesale cost of propane as further discussed above.

Revenues from wholesale propane sales were $235.0 million in the three months ended December 31, 2011, an increase of $85.6 million, or 57.3%, from $149.4 million in the three months ended December 31, 2010. The increase can be attributed to a higher average sales price, which contributed $38.4 million to the increase, and $47.2 million in higher volumes sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $61.5 million for the three months ended December 31, 2011, an increase of $0.7 million, or 1.2%, from $60.8 million during the same three-month period in 2010. Revenue from other retail sales increased $5.8 million as a result of acquisition-related sales, partially offset by a $3.5 million decrease in distillate revenues and a $1.6 million decline in other revenues. The decline in distillate revenues was driven by a $9.4 million decrease due to lower volumes sold at existing locations, partially offset by an increase of $5.9 million arising from a higher selling price of distillates resulting from a higher wholesale cost.

Revenues from storage, fractionation and other midstream activities were $128.4 million for the three months ended December 31, 2011, an increase of $20.3 million or 18.8% from $108.1 million during the same three-month period in 2010. Revenues from our West Coast NGL operations increased $10.6 million primarily as a result of higher average selling prices and normal changes in types of natural gas liquids sold. This increase was partially offset by decreased natural gas liquid products sold as further discussed above. In addition, revenues at our Stagecoach facility increased $5.4 million due primarily to an increase in demand for firm and interruptible wheeling service to move gas to and from our interconnecting pipe primarily due to increasing natural gas development in Pennsylvania and placement of our North/South expansion project into service. The acquisition of the Seneca Lake storage facility in July 2011 increased revenue $2.1 million.

Cost of Product Sold. Cost of product sold for the three months ended December 31, 2011, was $487.8 million, an increase of $96.7 million, or 24.7%, from $391.1 million during the same three-month period in 2010.

Retail propane cost of product sold was $146.8 million for the three months ended December 31, 2011, an increase of $1.8 million, or 1.2%, when compared to $145.0 million for the same three-month period in 2010. This higher retail cost of product sold was driven by a $25.2 million increase arising from the higher average per gallon cost of propane, a $0.9 million increase due to acquisition-related sales and a $0.5 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $24.8 million decline in retail propane cost of product sold resulting from lower volume sales at existing locations as discussed above.

Wholesale propane cost of product sold in the three months ended December 31, 2011, was $227.6 million, an increase of $84.2 million, or 58.7%, from wholesale cost of product sold of $143.4 million in the three months ended December 31, 2010. This increase resulted from the higher average purchase price of propane which contributed $38.9 million to the increase and $45.3 million from the higher volumes sold to existing and new customers.

Other retail cost of product sold was $38.5 million for the three months ended December 31, 2011, compared to $37.1 million during the same three-month period in 2010. This $1.4 million, or 3.8%, increase was primarily due to a $3.4 million increase due to acquisitions, partially offset by a $1.9 million decline in the cost for distillates and a $0.1 million decrease in the cost of other retail sales. The decrease in the cost of product sold for distillates was driven by a $7.7 million decline due to lower volumes sold at existing locations, partially offset by a $5.8 million increase due to a higher overall commodity cost.

Storage, fractionation and other midstream cost of product sold was $74.9 million for the three months ended December 31, 2011, an increase of $9.3 million, or 14.2%, from $65.6 million during the same three-month period in 2010. Costs from our West Coast NGL operations increased $8.6 million primarily as a result of higher average commodity prices of natural gas liquids and normal changes in types of natural gas liquids sold. This increase was partially offset by decreased natural gas liquid products sold as further discussed above.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $18.9 million for the three months ended December 31, 2011 and 2010. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.2 million and $7.5 million for the three months ended December 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $26.8 million and $24.6 million for the three months ended December 31, 2011 and 2010, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.2 million and $1.1 million for the three months ended December 31, 2011 and 2010, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the three months ended December 31, 2011, was $180.8 million, a decrease of $24.1 million, or 11.8%, from $204.9 million during the same three-month period in 2010.

Retail propane gross profit was $96.9 million for the three months ended December 31, 2011, compared to $132.7 million in the same three-month period in 2010. This $35.8 million, or 27.0%, decrease was mostly due to a $22.7 million decline attributable to lower retail gallon sales at existing locations as further discussed above, coupled with a $13.2 million decline resulting from a lower cash margin per gallon. The decline in cash margin per gallon was due primarily to a decline in our sales to residential customers, which are higher margin customers that are highly sensitive to weather conditions and our inability to fully pass on to the customer in the form of higher selling price the higher cost of propane in the current period due to customer resistance to any increases. Also contributing to the decline was a $0.5 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by an increase of $0.6 million associated with acquisitions.

Wholesale propane gross profit was $7.4 million in the three months ended December 31, 2011, compared to $6.0 million in the three months ended December 31, 2010, an increase of $1.4 million, or 23.3%. This increase resulted from increased volumes sold to existing and new customers which contributed $1.9 million to the increase, partially offset by a $0.5 million decline due to a decrease in margins.

Other retail gross profit was $23.0 million for the three months ended December 31, 2011, compared to $23.7 million for the same three-month period in 2010. This $0.7 million, or 3.0%, decrease was due primarily to a decline in gross profit from distillate sales and other sales of $1.7 million and $1.4 million, respectively, partially offset by a $2.4 million increase from acquisition-related gross profit.

Storage, fractionation and other midstream gross profit was $53.5 million in the three months ended December 31, 2011, compared to $42.5 million in the same three-month period in 2010, an increase of $11.0 million, or 25.9%. This change is primarily related to our increase in interruptible services at our Stagecoach facility due to an increase in demand for firm and interruptible wheeling services, which contributed $5.9 million to the increase and placement of our North/South expansion project into service. The acquisition of Seneca Lake in July 2011 resulted in an increase of gross profit of $2.0 million. An additional $2.1 million of this increase was attributable to increased margins attained through natural gas liquid products sold at our West Coast facility.

Operating and Administrative Expenses. Operating and administrative expenses were $82.6 million for the three months ended December 31, 2011, compared to $84.5 million in the same three-month period in 2010, a decrease of $1.9 million, or 2.2%. This change was primarily due to an $8.2 million decrease in transaction expenses related to acquisitions in the prior fiscal year. Partially offsetting this decrease was an increase in operating expenses of $2.9 million due to the operations of acquisitions, an increase of $1.9 million in vehicle expenses due to higher fuel prices, and higher personnel costs from existing operations of $0.9 million.

Depreciation and Amortization. Depreciation and amortization was $48.7 million for the three months ended December 31, 2011, compared to $46.4 million during the same three-month period in 2010. This $2.3 million, or 5.0%, increase resulted primarily from acquisitions and placing midstream assets into service, partially offset by certain assets becoming fully depreciated during the three months ended December 31, 2011.

Interest Expense. Interest expense was $28.0 million for the three months ended December 31, 2011, compared to $33.1 million during the same three-month period in 2010. This $5.1 million, or 15.4%, decrease was due primarily to a decrease in the average interest rate incurred on outstanding borrowings. Additionally, during the three months ended December 31, 2011 and 2010, we capitalized $3.4 million and $2.0 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the three months ended December 31, 2011, we paid in full the $300 million balance outstanding on our term loan facility, tendered for substantially all the $95 million outstanding on our 2015 senior notes, and tendered for $150 million of the $750 million outstanding on our 2021 senior notes. The loss associated with the above described transactions amounted to $24.9 million and was primarily related to the tender premiums and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2011, was $0.1 million compared to $0.2 million in the same three-month period in 2010. The provision for income taxes for the three months ended December 31, 2011, was composed of $0.2 million of current income tax expense together with $0.1 million of deferred income tax benefit.

Net Income (Loss). Net income (loss) was $(3.6) million for the three months ended December 31, 2011, compared to net income of $38.5 million for the same three-month period in 2010. The $42.1 million, or 109.4%, decrease in net income was primarily attributable to the $24.9 million charge for the early extinguishment of debt and lower gross profit discussed above for the three months ended December 31, 2011.

Net (Income) Loss Attributable to Non-controlling Partners. We recorded an expense of $0.1 million in the three months ended December 31, 2011, as compared to income of $28.2 million in the same three-month period of 2010 associated with the interests of non-controlling partners in subsidiaries. The income of $28.2 million in the prior year period consisted primarily of $20.8 million in incentive distribution rights received by Holdings from Inergy prior to the Merger to which the non-controlling partners are not entitled. The incentive distribution rights held by Holdings were eliminated in conjunction with the Merger in November 2011. The expense of $0.1 million in the current period solely relates to the 24.8% minority interest in Inergy Midstream’s net income for the ten day period from the closing of the Inergy Midstream, L.P. initial public offering to the end of the current quarter.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended December 31, 2011 and 2010, respectively (in millions):

	Three Months Ended December 31,
	2011	2010
EBITDA:
Net income (loss)	$(3.6)	$38.5
Interest expense, net	28.0	33.1
Early extinguishment of debt	24.9	—
Provision for income taxes	0.1	0.2
Depreciation and amortization	48.7	46.4

EBITDA	$98.1	$118.2

Non-cash (gain) loss on derivative contracts	0.1	(0.4)
Long-term incentive and equity compensation expense	3.1	1.4
Loss on disposal of assets	1.4	2.3
Transaction costs	—	8.6

Adjusted EBITDA	$102.7	$130.1

	Three Months Ended December 31,
	2011	2010
EBITDA:
Net cash provided by operating activities	$23.2	$20.6
Net changes in working capital balances	36.0	69.2
Non-cash early extinguishment of debt	(8.3)	—
Provision for doubtful accounts	0.1	0.8
Amortization of deferred financing costs, swap premium and net bond discount	(1.5)	(2.0)
Long-term incentive and equity compensation expense	(3.1)	(1.4)
Loss on disposal of assets	(1.4)	(2.3)
Deferred income tax	0.1	—
Interest expense, net	28.0	33.1
Early extinguishment of debt	24.9	—
Provision for income taxes	0.1	0.2

EBITDA	$98.1	$118.2

Non-cash (gain) loss on derivative contracts	0.1	(0.4)
Long-term incentive and equity compensation expense	3.1	1.4
Loss on disposal of assets	1.4	2.3
Transaction costs	—	8.6

Adjusted EBITDA	$102.7	$130.1

EBITDA is defined as income (loss) before income taxes, plus net interest expense, early extinguishment of debt and depreciation and amortization expense. For the three months ended December 31, 2011 and 2010, EBITDA was $98.1 million and $118.2 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $102.7 million for the three months ended December 31, 2011, compared to $130.1 million in the same three-month period in 2010. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $23.2 million and $20.6 million for the three-month periods ending December 31, 2011 and 2010, respectively. The $2.6 million increase in operating cash flows was attributable to an increase in cash collections on inventory sales. This increase is primarily related to an approximate $35.0 million increase associated with certain new contracts entered into during the spring of 2011. The increase in operating cash flows is offset by a $16.6 million cash cost of early extinguishment of debt and a decrease in gross profit.

Net investing cash outflows were $74.2 million and $190.2 million for the three-month periods ending December 31, 2011 and 2010, respectively. Net cash outflows were primarily impacted by a $739.6 million decrease in cash outlays related to acquisitions and a $0.6 million increase in proceeds from the sale of assets, partially offset by a $588.0 million investment in escrow account that was utilized in fiscal 2011 to fund the Tres Palacios acquisition and a $36.2 million increase in capital expenditures. The increase in capital expenditures is primarily related to the previously discussed midstream expansion projects.

Net financing cash inflows were $58.2 million and $44.5 million for the three-month periods ending December 31, 2011 and 2010, respectively. The net change was primarily impacted by a $30.9 million increase in net borrowings to support our midstream expansion projects, partially offset by an $11.3 million increase in the total distributions paid and a $4.2 million increase in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under our credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future subject to compliance with any applicable covenants under such facility. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. We have identified capital expansion project opportunities in our midstream operations. As of December 31, 2011, we have firm purchase commitments totaling approximately $19.3 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facilities

Inergy, L.P.

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

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

The Credit Agreement contains various covenants and restrictive provisions that limit our ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

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

If we should fail to perform our obligations under these and other covenants, the Revolving Loan Facility could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Agreement could be declared immediately due and payable. The Credit Agreement also has cross default provisions that apply to any other material indebtedness of ours.

All borrowings under the Credit Agreement are generally secured by all of our assets and the equity interests in all of our wholly owned subsidiaries, and loans thereunder bear interest, at our option, subject to certain limitations, at a rate equal to the following:

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

In conjunction with the Inergy Midstream IPO on December 21, 2011, Inergy entered into the following transactions:

•

Entered into a $255 million unsecured promissory note with JPMorgan Chase Bank (“Promissory Note”). The promissory note was assumed by Inergy Midstream and paid in full utilizing proceeds from the IPO.

•	Paid in full the $300 million balance outstanding on the Term Loan Facility.

•	Tendered for substantially all the $95 million outstanding on the 2015 Senior Notes.

•	Tendered for $150 million of the $750 million outstanding on the 2021 Senior Notes.

•

The debt payments described above were funded by the $255 million proceeds from the Promissory Note, $80 million borrowing on the NRGM Credit Facility (discussed below) and borrowings on the Revolving Loan Facility.

At December 31, 2011, the balance outstanding under the Credit Agreement was $401.5 million. At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.78% and 4.75% at December 31, 2011, and 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility is based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011.

Inergy Midstream, L.P.

On December 21, 2011, Inergy Midstream entered into a new $500 million revolving credit facility (“NRGM Credit Facility”) with a December 2016 maturity date. The NRGM Credit Facility is available to fund working capital and internal growth projects, make acquisitions and for general partnership purposes. Inergy Midstream borrowed $80 million under its credit facility to fund a cash distribution to Inergy for reimbursement of capital expenditures associated with Inergy Midstream’s assets. In addition, Inergy Midstream subsequently borrowed approximately $6.8 million and made $6.6 million in payments on the NRGM Credit Facility. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $3.9 million at December 31, 2011. As a result, Inergy Midstream has approximately $415.9 million of remaining capacity at December 31, 2011, subject to compliance with any applicable covenants under such facility. The

NRGM Credit Facility has an accordion feature that allows Inergy Midstream to increase the available borrowings under the facility by up to $250 million, subject to the lenders agreeing to satisfy the increased commitment amounts under its new facility and the satisfaction of certain other conditions. In addition, the NRGM Credit Facility includes a sub-limit up to $10 million for same-day swing line advances and a sub-limit up to $100 million for letters of credit.

Inergy and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the NRGM Credit Facility.

The NRGM Credit Facility requires maintenance of a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.00.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a term loan and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2011, we had floating rate obligations totaling $226.5 million borrowed under our Term Loan Facility (net of certain interest rate swaps, which convert our floating rate term loan to a fixed rate with a notional amount of $225 million), Revolving Loan Facility and one interest rate swap with a notional amount of $50 million that converts a portion of our fixed rate senior notes to floating. Inergy Midstream, L.P. also has a revolving credit facility subject to the risk of loss associated with movements in interest rates. At December 31, 2011, Inergy Midstream had floating rate obligations totaling $80.2 million. Floating rate obligations expose us and Inergy Midstream, L.P. to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2011 levels, our interest expense would change by a total of approximately $3.1 million per year, including $0.8 attributable to an increase in Inergy Midstream’s interest expense.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2011 and 2010, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2011 and September 30, 2011, was assets of $19.6 million and $17.1 million, respectively, and liabilities of $14.4 million and $19.0 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.1 million gallons of net unbalanced positions at December 31, 2011.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2012, we completed the acquisition of Papco. See Note 4 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

We are currently in the process of evaluating the internal controls and procedures of our current acquisition. Further, we are in the process of integrating its operations. Management will continue to evaluate our internal control over financial reporting as we execute integration activities; however, integration activities could materially affect our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003).

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004).

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004).

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005).

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005).

3.2D	Third Amended and Restated Agreement of Limited Partnership of Inergy, L.P., dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on November 5, 2010).

3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002).

3.9	Certificate of Limited Partnership of Inergy Midstream, L.P. dated November 14, 2011 (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Amendment No. 3 to Form S-1 (File No. 333-176445) filed on November 21, 2011).

3.10	First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 (File No. 333-178659) filed on December 21, 2011).

*31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its general partner)

Date: February 1, 2012	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)