Form 10-Q
period 2012-03-31
INERGY L P
filed 2012-05-03
CIK 1136352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31,	September 30,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14.6	$11.5
Accounts receivable, less allowance for doubtful accounts of $2.0 million and $2.6 million at March 31, 2012 and September 30, 2011, respectively	184.7	167.7
Inventories (Note 3)	93.8	212.9
Assets from price risk management activities	14.1	17.1
Prepaid expenses and other current assets	27.5	18.2

Total current assets	334.7	427.4

Property, plant and equipment (Note 3):	2,731.3	2,617.4
Less: accumulated depreciation	664.3	588.0

Property, plant and equipment, net	2,067.0	2,029.4

Intangible assets (Note 3):
Customer accounts	417.2	413.6
Other intangible assets	161.0	163.8

	578.2	577.4

Less: accumulated amortization	212.7	193.6

Intangible assets, net	365.5	383.8

Goodwill	498.5	498.1
Other assets	2.4	2.2

Total assets	$3,268.1	$3,340.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$123.1	$146.2
Accrued expenses	84.2	85.2
Customer deposits	26.8	52.0
Liabilities from price risk management activities	5.1	19.0
Current portion of long-term debt (Note 7)	9.9	7.4

Total current liabilities	249.1	309.8

Long-term debt, less current portion (Note 7)	1,671.1	1,845.6
Other long-term liabilities	20.4	19.3
Deferred income taxes	20.1	20.2

Partners’ capital (Note 8):
Limited partner unitholders (125,752,457 and 119,147,858 common units issued and outstanding as of March 31, 2012 and September 30, 2011, respectively, and 5,882,105 and 12,165,499 Class B units issued and outstanding at March 31, 2012 and September 30, 2011, respectively)	1,142.5	1,146.0

Total Inergy, L.P. partners’ capital	1,142.5	1,146.0
Interest of non-controlling partners in subsidiaries	164.9	—

Total partners’ capital	1,307.4	1,146.0

Total liabilities and partners’ capital	$3,268.1	$3,340.9

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Propane	$449.9	$540.4	$928.6	$967.5
Other	212.5	180.1	402.4	349.0

	662.4	720.5	1,331.0	1,316.5
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	328.6	366.7	703.0	655.1
Other	134.0	111.0	247.4	213.7

	462.6	477.7	950.4	868.8
Expenses:
Operating and administrative	81.4	81.7	164.0	166.2
Depreciation and amortization	49.7	47.4	98.4	93.8
Loss on disposal of assets	2.2	0.3	3.6	2.6

Operating income	66.5	113.4	114.6	185.1

Other income (expense):
Interest expense, net	(22.4)	(27.2)	(50.4)	(60.3)
Early extinguishment of debt	—	(49.4)	(24.9)	(49.4)
Other income	0.1	—	1.4	0.1

Income before income taxes	44.2	36.8	40.7	75.5

Provision for income taxes	0.2	0.2	0.3	0.4

Net income	44.0	36.6	40.4	75.1
Net (income) loss attributable to non-controlling partners in subsidiary	(3.3)	—	(3.7)	28.2

Net income attributable to partners	$40.7	$36.6	$36.7	$103.3

Total limited partners’ interest in net income	$40.7	$36.6	$36.7	$103.3

Net income per limited partner unit:
Basic	$0.32	$0.33	$0.30	$1.08

Diluted	$0.31	$0.30	$0.28	$0.96

Weighted-average limited partners’ units outstanding (in thousands):
Basic	125,743	109,797	124,141	95,553
Dilutive units	5,851	11,865	7,343	11,771

Diluted	131,594	121,662	131,484	107,324

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Common Unit Capital	Non- Controlling Partners	Total Partners’ Capital
Balance at September 30, 2011	$1,146.0	$—	$1,146.0
Net proceeds from issuance of common units by Inergy Midstream, L.P.	—	292.7	292.7
Net proceeds from common unit options exercised	0.6	—	0.6
Certain costs related to Inergy Midstream, L.P.’s initial public offering	(4.2)	—	(4.2)
Unit-based compensation charges	6.2	—	6.2
Retirement of common units	(1.3)	—	(1.3)
Distributions	(172.6)	—	(172.6)
Inergy Midstream, L.P. distributions	(2.9)	2.2	(0.7)
Gain (loss) on issuance of Inergy Midstream, L.P. units	133.7	(133.7)	—
Comprehensive income:
Net income	36.7	3.7	40.4
Change in unrealized fair value on cash flow hedges	0.3	—	0.3

Comprehensive income			40.7

Balance at March 31, 2012	$1,142.5	$164.9	$1,307.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2012	2011
Operating activities
Net income	$40.4	$75.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	80.8	74.3
Amortization	17.6	19.5
Amortization of deferred financing costs, swap premium and net bond discount	2.7	3.8
Unit-based compensation charges	6.2	2.9
Provision for doubtful accounts	0.4	0.2
Loss on disposal of assets	3.6	2.6
Deferred income taxes	(0.1)	—
Early extinguishment of debt	8.3	11.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12.4)	(84.5)
Inventories	119.3	70.8
Prepaid expenses and other current assets	(9.4)	(11.4)
Other assets (liabilities)	(0.2)	0.8
Accounts payable and accrued expenses	(26.9)	(0.2)
Customer deposits	(25.2)	(38.7)
Net liabilities from price risk management activities	(10.6)	(4.6)

Net cash provided by operating activities	194.5	121.8

Investing activities
Acquisitions, net of cash acquired	(23.0)	(757.4)
Purchases of property, plant and equipment	(112.1)	(65.2)
Proceeds from sale of assets	5.3	18.3
Proceeds from redemption of bond offering escrow	—	588.0

Net cash used in investing activities	(129.8)	(216.3)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2012	2011
Financing activities
Proceeds from the issuance of Inergy, L.P. long-term debt	$785.1	$1,636.7
Proceeds from the issuance of Inergy Midstream, L.P. long-term debt	129.0	—
Principal payments on Inergy, L.P. long-term debt	(1,056.2)	(1,505.1)
Principal payments on Inergy Midstream, L.P. long-term debt	(32.0)	—
Proceeds from the issuance of promissory note	255.0	—
Principal payment on promissory note	(255.0)	—
Distributions	(172.6)	(98.5)
Distributions paid to non-controlling partners	(0.7)	(51.5)
Payments for deferred financing costs	(4.9)	(16.7)
Costs associated with the simplification of capital structure	—	(0.9)
Net proceeds from issuance of Inergy Midstream, L.P. common units	292.7	—
Retirement of common units	(1.3)	—
Net proceeds from Inergy, L.P. common unit options exercised	0.6	5.0
Other	(1.3)	(0.4)

Net cash used in financing activities	(61.6)	(31.4)

Net increase (decrease) in cash	3.1	(125.9)
Cash at beginning of period	11.5	144.4

Cash at end of period	$14.6	$18.5

Supplemental schedule of noncash investing and financing activities
Change in the value of intangible assets and equity	$(3.0)	$—

Net change to property, plant and equipment through accounts payable and accrued expenses	$2.7	$5.8

Change in the fair value of interest rate swap liability and related long-term debt	$0.3	$(2.0)

Acquisitions, net of cash acquired:
Current assets	$5.2	$5.0
Property, plant and equipment	12.4	435.8
Contractual rights	—	266.9
Intangible assets	6.1	9.7
Goodwill	0.4	52.3
Other assets	0.1	1.0
Current liabilities	(0.1)	(12.3)
Debt	(1.1)	(1.0)

Total acquisitions, net of cash acquired	$23.0	$757.4

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NRGM GP, LLC Change of Control Event

In connection with the IPO, Inergy and Inergy Holdings GP, LLC (“Holdings GP”), the indirect owner of Inergy’s general partner, entered into a membership interest purchase agreement under which, under certain circumstances, Holdings GP will be required to purchase from Inergy, and Inergy will be required to sell to Holdings GP, all of the membership interests in MGP GP, LLC, the entity that controls Inergy Midstream’s general partner, for nominal consideration. MGP GP, LLC is a wholly owned subsidiary of Inergy and the general partner of Inergy Midstream Holdings, L.P., which is the sole member of Inergy Midstream’s general partner and direct holder of all of its incentive distribution rights. Under the agreement, Holdings GP is required to purchase MGP GP, LLC in the event that (i) a change of control of Inergy occurs at a time when Inergy is entitled to receive less than 50% of all cash distributed with respect to Inergy Midstream’s limited partner interests and incentive distribution rights or (ii) through dilution or a distribution to the Inergy common unitholders of Inergy’s interests in Inergy Midstream. Inergy is entitled to receive less than 25% of all cash distributed with respect to Inergy Midstream’s limited partner interests and incentive distribution rights.

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

Following the Inergy Midstream IPO, Inergy’s midstream assets include the Tres Palacios natural gas storage facility in Texas, the West Coast NGL business and its solution-mining and salt production company (US Salt). Through Inergy’s ownership interest in Inergy Midstream, Inergy has an investment in midstream assets including four natural gas storage facilities in New York (Stagecoach, Thomas Corners, Steuben and Seneca Lake), natural gas transportation assets in New York and an NGL storage facility in New York (Bath storage facility).

Basis of Presentation

The financial information contained herein as of March 31, 2012, and for the three-month and six-month periods ended March 31, 2012 and 2011, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The propane business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2012, are not indicative of the results of operations that may be expected for the entire fiscal year.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net loss of $0.5 million and $0.9 million in the three months ended March 31, 2012 and 2011, respectively, and a net gain of $0.5 million and no net gain in the six months ended March 31, 2012 and 2011, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, Inergy recognized no gain or loss for the three and six months ended March 31, 2012 and 2011, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and variable interest payments. The commodity derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities, and the interest rate swaps are recorded as other assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold or interest expense, as applicable, in the same period in which the hedged transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $6.5 million and $6.7 million at March 31, 2012 and September 30, 2011, respectively. Included in accumulated other comprehensive loss at March 31, 2012 was a loss of $1.1 million attributable to commodity instruments and a loss of $5.4 million attributable to interest rate swaps. Included in accumulated other comprehensive loss at September 30, 2011 was a loss of $2.4 million attributable to commodity instruments and a loss of $4.3 million attributable to interest rate swaps. Approximately $0.6 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months. Inergy’s comprehensive income was $46.9 million and $31.0 million for the three months ended March 31, 2012 and 2011, respectively, and $40.7 million and $71.5 million for the six months ended March 31, 2012 and 2011, respectively.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances, as well as certain direct costs incurred in providing storage services. Operating and administrative expenses consist of all expenses incurred other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $56.1 million and $53.4 million for the three months ended March 31, 2012 and 2011, respectively, and $110.2 million and $105.5 million for the six months ended March 31, 2012 and 2011, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Inventories

Inventories for propane operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Substantially all wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. The remaining portion is stated at the lower of cost or market and is computed predominantly using the average cost method. Propane and other liquids inventories being hedged and adjusted for market value at March 31, 2012 and September 30, 2011, amount to $37.9 million and $147.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Inergy capitalizes all construction-related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $4.2 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively, and $7.6 million and $8.1 million for the six months ended March 31, 2012 and 2011, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	15–25
Office furniture and equipment	3–7
Vehicles	5–10
Tanks and plant equipment	5–30
Base gas	10

Salt deposits are depleted on a unit of production method.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy identified certain tanks in which the carrying amount exceeded the fair value due to the Company’s plan to sell the tanks. See Note 3 for a discussion of assets held for sale at March 31, 2012 and September 30, 2011.

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15–20
Covenants not to compete	2–10
Deferred financing costs	4–10

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2011. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2012.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. The fair value of certain AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

Accounting for Unit-Based Compensation

Inergy sponsors a Long Term Incentive Plan and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company was $3.1 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively, and $6.2 million and $2.9 million during the six months ended March 31, 2012 and 2011, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of March 31, 2012, the estimated fair value of the Company’s fixed-rate Senior Notes, based on available trading information, totaled $1,167.8 million compared with the aggregate principal amount at maturity of $1,200.8 million. The fair value of debt was determined based on market quotes from Bloomberg. This is considered a level 1 pricing source within the fair value hierarchy. At March 31, 2012, the

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company’s credit agreement (“Credit Agreement”) consisted of a $700 million revolving loan facility (“Revolving Loan Facility”). The carrying value at March 31, 2012, of amounts outstanding under the Credit Agreement of $355.7 million approximated fair value due primarily to the floating interest rate associated with the Credit Agreement. At March 31, 2012, Inergy Midstream’s $500 million revolving credit facility (“NRGM Credit Facility”) had amounts outstanding of $97.0 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the NRGM Credit Facility. See Note 7 for a discussion of the Company’s debt.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for the Company on October 1, 2012. The Company does not currently anticipate the adoption of ASU 2011-05 will impact comprehensive income, however it will require the Company to change its historical practice of showing these items within the Consolidated Statement of Partners’ Capital.

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

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	March 31, 2012	September 30, 2011
Propane gas and other liquids	$76.8	$195.4
Appliances, parts, supplies and other	17.0	17.5

Total inventory	$93.8	$212.9

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property, plant and equipment consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	March 31, 2012	September 30, 2011
Tanks and plant equipment	$1,149.1	$1,097.8
Buildings, land and improvements	942.9	913.8
Vehicles	132.3	124.1
Construction in process	294.8	272.6
Base gas	134.1	132.1
Salt deposits	41.6	41.6
Office furniture and equipment	36.5	35.4

	2,731.3	2,617.4
Less: accumulated depreciation	664.3	588.0

Total property, plant and equipment, net	$2,067.0	$2,029.4

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks had a value of $443.0 million with an associated accumulated depreciation balance of $125.1 million at March 31, 2012.

The property, plant and equipment balances above at March 31, 2012 and September 30, 2011, include $6.6 million and $6.5 million, respectively, of propane operations assets deemed held for sale. These assets consist primarily of tanks deemed to be excess, redundant or underperforming assets. These assets were identified primarily as a result of losses due to disconnecting customer installations of customers who have chosen to switch suppliers and due to low margins, poor payment history or low volume usage. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of $2.5 million and $4.2 million for the three and six months ended March 31, 2012, respectively. At March 31, 2011, $3.4 million of propane operations assets were deemed held for sale, which resulted in losses of $2.1 million and $4.5 million during the three and six months ended March 31, 2011, to reduce the carrying value of these assets to their estimated recoverable value less anticipated disposition costs. These losses are included as components of operating income as losses on disposal of assets. When aggregated with other realized gains/losses, such amounts totaled $2.2 million and $0.3 million during the three months ended March 31, 2012 and 2011, respectively, and $3.6 million and $2.6 million during the six months ended March 31, 2012 and 2011, respectively.

Intangible assets consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	March 31, 2012	September 30, 2011
Customer accounts	$417.2	$413.6
Covenants not to compete	86.0	83.4
Deferred financing and other costs	44.1	49.5
Trademarks	30.9	30.9

	578.2	577.4
Less: accumulated amortization	212.7	193.6

Total intangible assets, net	$365.5	$383.8

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

On February 13, 2012, Inergy completed the acquisition of all operating assets at the Aztec, New Mexico location of Alliance Propane, LLC (d/b/a Mesa Propane).

The above described acquisitions are not material to the financial statements.

The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	March 31, 2012		September 30, 2011
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.5	6.1	10.1	10.6
Natural gas (MMBTUs)	5.1	4.6	0.1	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives in fair value hedging relationships:
Commodity (a)	$3.4	$9.5	$7.7	$9.3
Debt (b)	0.2	(1.5)	0.3	(2.0)

Total fair value of derivatives	$3.6	$8.0	$8.0	$7.3

	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives in fair value hedging relationships:
Commodity (a)	$(3.9)	$(10.4)	$(7.2)	$(9.3)
Debt (b)	(0.2)	1.5	(0.3)	2.0

Total fair value of derivatives	$(4.1)	$(8.9)	$(7.5)	$(7.3)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$(0.1)	$0.7	$(0.3)	$1.1
Debt (e)	(1.0)	—	(1.1)	—

Total fair value of derivatives	$(1.1)	$0.7	$(1.4)	$1.1

	Amount of Gain (Loss) Reclassified from OCI to Net Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$(4.1)	$6.3	$(1.8)	$4.7
Debt (e)	—	—	—	—

Total fair value of derivatives	$(4.1)	$6.3	$(1.8)	$4.7

	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives and Amount Excluded from Testing
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$—	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Commodity (d)	$1.7	$3.2	$4.5	$5.7

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.
(e)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in interest expense.

All contracts subject to price risk had a maturity of twenty-four months or less; however, approximately 98% of the contracts expire within twelve months.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Risk

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2012 and September 30, 2011, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company’s derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company’s established credit limit with the respective counterparty. If the Company’s credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2012, is $5.1 million for which the Company has posted collateral of $2.3 million. In addition, the Company has made an initial margin deposit of $7.0 million to NYMEX in the normal course of business. The Company has received collateral of $3.5 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of March 31, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to propane, heating oil, crude oil, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

No changes in valuation techniques were made by the Company during the six months ended March 31, 2012.

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 (in millions):

	March 31, 2012
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.8	$8.9	$2.9	$12.6	$3.0	$9.6	$1.5	$14.1
Inventory	—	37.4	—	37.4	—	—	—	37.4
Interest rate swaps	—	0.3	—	0.3	0.3	—	—	0.3

Total assets at fair value	$0.8	$46.6	$2.9	$50.3	$3.3	$9.6	$1.5	$51.8

Liabilities
Liabilities from price risk management	$1.3	$5.8	$1.4	$8.5	$0.9	$7.6	$(3.4)	$5.1
Interest rate swaps	—	5.4	—	5.4	5.4	—	—	5.4

Total liabilities at fair value	$1.3	$11.2	$1.4	$13.9	$6.3	$7.6	$(3.4)	$10.5

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, ASC 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended March 31, 2012
Assets
Beginning balance	$4.0
Beginning balance recognized during the period as a component of cost of product sold	(3.6)
Change in value of contracts executed during the period	2.5

Ending balance	$2.9

Liabilities
Beginning balance	$(2.7)
Beginning balance recognized during the period as a component of cost of product sold	2.5
Change in value of contracts executed during the period	(1.2)

Ending balance	$(1.4)

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	March 31, 2012	September 30, 2011
Inergy credit agreement:
Revolving loan facility	$355.7	$81.2
Term loan facility	—	300.0
Inergy senior unsecured notes	1,200.8	1,445.1
Inergy fair value hedge adjustment on senior unsecured notes	0.3	0.5
Inergy bond/swap premium	10.5	13.8
Inergy bond discount	—	(5.3)
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	16.7	17.7
NRGM credit facility	97.0	—

Total debt	1,681.0	1,853.0
Less: current portion	9.9	7.4

Total long-term debt	$1,671.1	$1,845.6

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

On April 13, 2012, Inergy further amended its amended and restated Credit Agreement. This amendment, among other things, (i) permits Inergy to sell up to 5,000,000 Inergy Midstream common units, (ii) permits Inergy to sell all of the assets or capital stock of US Salt pursuant to which US Salt will be released as a subsidiary guarantor under the Credit Agreement, (iii) decreases the aggregate revolving commitment and general partnership commitment from $700 million to $550 million, and (iv) adjusts several of the financial covenants.

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

The Credit Agreement contains the following financial covenants:

•

the ratio of Inergy’s total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 6.0 to 1.0;

•

the ratio of Inergy’s senior secured funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 2.75 to 1.0; and

•

the ratio of Inergy’s consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.25 to 1.0.

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

At March 31, 2012, the balance outstanding under the Credit Agreement was $355.7 million. At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 3.00% and 5.00% at March 31, 2012, and 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility was based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011. Availability under the Credit Agreement amounted to $300.8 million ($150.8 million based on the April 2012 amendment) and $575.3 million at March 31, 2012 and September 30, 2011, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $43.5 million at both March 31, 2012 and September 30, 2011, respectively.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Inergy is party to six interest rate swap agreements scheduled to mature in 2015 to hedge its exposure to variable interest payments due under the Credit Agreement. These swap agreements require Inergy to pay the counterparty an amount based on fixed rates from 0.84% to 2.43% due quarterly. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $225 million. These swap agreements have been accounted for as cash flow hedges.

At March 31, 2012, the Company was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Inergy Midstream’s Credit Facility

On December 21, 2011, Inergy Midstream entered into a new $500 million revolving credit facility (“NRGM Credit Facility”) with a December 2016 maturity date. The NRGM Credit Facility is available to fund acquisitions, working capital and internal growth projects, and for general partnership purposes. At March 31, 2012, the balance outstanding under the NRGM Credit Facility was $97.0 million. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $1.9 million at March 31, 2012. As a result, Inergy Midstream has approximately $401.1 million of remaining capacity at March 31, 2012, subject to compliance with any applicable covenants under such facility. Its credit facility has an accordion feature that allows Inergy Midstream to increase loan commitments by up to $250 million, subject to the lenders’ agreement and the satisfaction of certain conditions. In addition, its credit facility includes a sub-limit up to $10 million for same-day swing line advances and a sub-limit up to $100 million for letters of credit.

On April 16, 2012, Inergy Midstream exercised a portion of its accordion feature under the NRGM Credit Facility and increased the loan commitments thereunder by $100 million. The aggregate amount of revolving loan commitments under the NRGM Credit Facility now equals $600 million. Inergy Midstream may continue to increase the loan commitments by up to $150 million, subject to the lenders’ agreement and the satisfaction of certain conditions.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

If Inergy Midstream fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under its credit facility could be declared immediately due and payable. The NRGM Credit Facility also has cross default provisions that apply to any other material indebtedness of Inergy Midstream.

Borrowings under the NRGM Credit Facility are generally secured by pledges of the equity interests in Inergy Midstream’s wholly owned subsidiaries, and guarantees issued by all of Inergy Midstream’s subsidiaries. Borrowings under the NRGM Credit Facility (other than swing line loans) will bear interest at its option at either:

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

Note 8 – Partners’ Capital

Inergy Midstream

On December 21, 2011, Inergy Midstream completed its IPO. Inergy Midstream sold 16,000,000 common units to public investors and the underwriters exercised their option to purchase an additional 2,400,000 common units. Prior to this offering, there had been no public market for Inergy Midstream’s common units. The Inergy Midstream common units began trading on the New York Stock Exchange on December 16, 2011, under the symbol “NRGM.” Upon completion of the offering, Inergy owned, directly or indirectly, an approximate 75.2% limited partner interest and all of the incentive distribution rights, or “IDRs”, in Inergy Midstream. The IDRs entitle Inergy to receive 50% of all Inergy Midstream’s distributions in excess of the initial quarterly distribution of $0.37 per unit. Additionally, Inergy indirectly owns NRGM GP, LLC, the general partner of Inergy Midstream, which entitles the general partner to management but no economic rights in Inergy Midstream.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Quarterly Distributions of Available Cash

A summary of the Company’s post-simplification limited partner quarterly distribution for the six months ended March 31, 2012, is presented below:

Six Months Ended March 31, 2012
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2011	November 14, 2011	$0.705	$83.9
February 7, 2012	February 14, 2012	$0.705	88.7

			$172.6

A summary of Holdings limited partner quarterly distributions for the three months ended December 31, 2010, is presented below:

Three Months Ended December 31, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
October 22, 2010	October 29, 2010	$0.442	$21.1

A summary of Inergy’s pre-simplification limited partner quarterly distributions for the three months ended December 31, 2010, is presented below:

Three Months Ended December 31, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
October 22, 2010	October 29, 2010	$0.705	$76.1

A summary of the Company’s post-simplification limited partner quarterly distribution for the three months ended March 31, 2011, is presented below:

Three Months Ended March 31, 2011
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
February 7, 2011	February 14, 2011	$0.705	$77.4

On April 26, 2012, Inergy declared a distribution of $0.375 per limited partner unit to be paid on May 15, 2012, to unitholders of record on May 8, 2012.

Note 9 – Commitments and Contingencies

Inergy’s propane operations periodically enter into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2012, the total of these firm purchase commitments was $226.4 million, approximately 99% of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy’s midstream operations have entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I pipeline. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage. The MARC I pipeline project is a 39 mile, 30” bi-directional pipeline that will extend between our Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At March 31, 2012, the total of Inergy’s midstream operations’ firm purchase commitments was approximately $69.6 million, and the majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Following the announcement of the Merger Agreement, two class action lawsuits were filed by unitholders of Inergy (the “Inergy Unitholder Lawsuits”) as described in Item 3 of form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2010. The parties to the Inergy Unitholder Lawsuits have entered into a Memorandum of Understanding whereby in consideration for the settlement and dismissal of the claims, the individual Class B unitholders will forego and relinquish a total of 135,539 Class B units to be received as distributions following the date on which the settlement and dismissal become final and no longer appealable. On March 29, 2012, the court approved the terms of the settlement, which included the certification of a settlement class and the dismissal with prejudice of all claims. Also as part of the settlement, the defendants in the Inergy Unitholder Lawsuits other than Inergy must pay fees and expenses to counsel for the plaintiffs in the amount of $1.765 million, which amount is covered by insurance.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At March 31, 2012 and September 30, 2011, Inergy’s self-insurance reserves were $23.0 million and $20.6 million, respectively. Inergy estimates that $14.1 million of this balance will be paid subsequent to March 31, 2012. As such, $14.1 million has been classified in other long-term liabilities on the consolidated balance sheets.

Note 10 – Segments

Inergy’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. Inergy’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. Inergy’s midstream operations include storage and transportation of natural gas and NGL for third parties, NGL fractionation and distribution, processing of natural gas and the production and sale of salt. Results of operations for the current year acquisitions are included in the propane segment.

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2012
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$261.1	$—	$—	$—	$261.1
Wholesale propane revenues	176.0	13.1	(0.3)	—	188.8
Storage, fractionation and other midstream revenues	—	134.9	(3.4)	—	131.5
Transportation revenues	16.0	4.8	—	—	20.8
Propane-related appliance sales revenues	3.8	—	—	—	3.8
Retail service revenues	3.6	—	—	—	3.6
Rental service and other revenues	7.8	—	—	—	7.8
Distillate revenues	45.0	—	—	—	45.0
Gross profit (excluding depreciation and amortization)	145.4	54.4	—	—	199.8
Identifiable assets	219.2	59.3	—	—	278.5
Goodwill	336.5	141.8	—	20.2	498.5
Property, plant and equipment	776.8	1,940.2	—	14.3	2,731.3
Expenditures for property, plant and equipment	3.1	61.4	—	0.2	64.7

	Three Months Ended March 31, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$349.4	$—	$—	$—	$349.4
Wholesale propane revenues	182.0	9.1	(0.1)	—	191.0
Storage, fractionation and other midstream revenues	—	102.5	(0.4)	—	102.1
Transportation revenues	3.1	4.7	—	—	7.8
Propane-related appliance sales revenues	4.6	—	—	—	4.6
Retail service revenues	4.1	—	—	—	4.1
Rental service and other revenues	7.9	—	—	—	7.9
Distillate revenues	53.6	—	—	—	53.6
Gross profit (excluding depreciation and amortization)	197.1	46.2	(0.5)	—	242.8
Identifiable assets	211.3	51.3	—	—	262.6
Goodwill	335.1	141.3	—	20.2	496.6
Property, plant and equipment	785.5	1,647.4	—	11.9	2,444.8
Expenditures for property, plant and equipment	3.1	44.9	—	0.1	48.1

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2012
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$504.8	$—	$—	$—	$504.8
Wholesale propane revenues	393.8	30.3	(0.3)	—	423.8
Storage, fractionation and other midstream revenues	—	260.6	(5.4)	—	255.2
Transportation revenues	26.2	9.5	—	—	35.7
Propane-related appliance sales revenues	10.0	—	—	—	10.0
Retail service revenues	8.2	—	—	—	8.2
Rental service and other revenues	16.0	—	—	—	16.0
Distillate revenues	77.3	—	—	—	77.3
Gross profit (excluding depreciation and amortization)	273.5	107.1	—	—	380.6
Identifiable assets	219.2	59.3	—	—	278.5
Goodwill	336.5	141.8	—	20.2	498.5
Property, plant and equipment	776.8	1,940.2	—	14.3	2,731.3
Expenditures for property, plant and equipment	8.3	106.2	—	0.3	114.8

	Six Months Ended March 31, 2011
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$627.1	$—	$—	$—	$627.1
Wholesale propane revenues	325.0	15.5	(0.1)	—	340.4
Storage, fractionation and other midstream revenues	—	206.6	(0.7)	—	205.9
Transportation revenues	8.3	9.0	—	—	17.3
Propane-related appliance sales revenues	11.4	—	—	—	11.4
Retail service revenues	9.2	—	—	—	9.2
Rental service and other revenues	15.7	—	—	—	15.7
Distillate revenues	89.5	—	—	—	89.5
Gross profit (excluding depreciation and amortization)	359.4	89.1	(0.8)	—	447.7
Identifiable assets	211.3	51.3	—	—	262.6
Goodwill	335.1	141.3	—	20.2	496.6
Property, plant and equipment	785.5	1,647.4	—	11.9	2,444.8
Expenditures for property, plant and equipment	7.6	63.0	—	0.4	71.0

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

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The tables below present condensed consolidated financial statements for Inergy (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2012, and for the three and six months ended March 31, 2012. Comparative financial statements have not been provided as Inergy Midstream was a guarantor of the senior notes in the prior period. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet

As of March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.9	$11.7	$—	$—	$14.6
Accounts receivable	—	173.7	11.0	—	184.7
Inventories	—	92.9	0.9	—	93.8
Other	—	34.8	7.1	(0.3)	41.6

Total current assets	2.9	313.1	19.0	(0.3)	334.7

Property, plant and equipment, net	—	1,427.9	639.1	—	2,067.0
Goodwill and intangible assets, net	20.2	725.6	118.2	—	864.0
Investment in subsidiary	2,723.5	—	—	(2,723.5)	—
Other assets	—	2.4	—	—	2.4

Total assets	$2,746.6	$2,469.0	$776.3	$(2,723.8)	$3,268.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$116.9	$6.2	$—	$123.1
Other	7.9	96.0	22.4	(0.3)	126.0

Total current liabilities	7.9	212.9	28.6	(0.3)	249.1

Long-term liabilities:
Long-term debt, less current portion	1,576.1	—	95.0	—	1,671.1
Other long-term liabilities	20.1	19.6	0.8	—	40.5

Total long-term liabilities	1,596.2	19.6	95.8	—	1,711.6

Partners’ capital	1,142.5	2,236.5	487.0	(2,723.5)	1,142.5
Interest of non-controlling partners in subsidiary	—	—	164.9	—	164.9

Total partners’ capital	1,142.5	2,236.5	651.9	(2,723.5)	1,307.4

Total liabilities and partners’ capital	$2,746.6	$2,469.0	$776.3	$(2,723.8)	$3,268.1

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Propane	$—	$449.9	$—	$—	$449.9
Other	—	182.3	33.5	(3.3)	212.5

	—	632.2	33.5	(3.3)	662.4

Cost of product sold (excluding depreciation and amortization as shown below):
Propane	—	328.6	—	—	328.6
Other	—	131.0	3.0	—	134.0

	—	459.6	3.0	—	462.6

Expenses:
Operating and administrative	—	75.5	5.9	—	81.4
Depreciation and amortization	—	38.5	11.2	—	49.7
Loss on disposal of assets	—	2.2	—	—	2.2

Operating income (loss)	—	56.4	13.4	(3.3)	66.5

Other income (expense):
Interest expense, net	(22.4)	—	—	—	(22.4)
Other income	—	0.1	—	—	0.1
Equity in net income of subsidiary	66.4	—	—	(66.4)	—

Income (loss) before income taxes	44.0	56.5	13.4	(69.7)	44.2
Provision for income taxes	—	0.2	—	—	0.2

Net income (loss)	44.0	56.3	13.4	(69.7)	44.0
Net (income) loss attributable to non-controlling partners in subsidiary	—	—	(3.3)	—	(3.3)

Net income (loss) attributable to partners	$44.0	$56.3	$10.1	$(69.7)	$40.7

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

Six Months Ended March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Propane	$—	$928.6	$—	$—	$928.6
Other	—	340.5	67.2	(5.3)	402.4

	—	1,269.1	67.2	(5.3)	1,331.0

Cost of product sold (excluding depreciation and amortization as shown below):
Propane	—	703.0	—	—	703.0
Other	—	240.8	6.6	—	247.4

	—	943.8	6.6	—	950.4

Expenses:
Operating and administrative	—	152.9	11.1	—	164.0
Depreciation and amortization	—	76.7	21.7	—	98.4
Loss on disposal of assets	—	3.6	—	—	3.6

Operating income (loss)	—	92.1	27.8	(5.3)	114.6

Other income (expense):
Interest expense, net	(50.4)	—	—	—	(50.4)
Early extinguishment of debt	(24.9)	—	—	—	(24.9)
Other income	—	1.4	—	—	1.4
Equity in net income of subsidiary	115.7	—	—	(115.7)	—

Income (loss) before income taxes	40.4	93.5	27.8	(121.0)	40.7
Provision for income taxes	—	0.3	—	—	0.3

Net income (loss)	40.4	93.2	27.8	(121.0)	40.4
Net (income) loss attributable to non-controlling partners in subsidiary	—	—	(3.7)	—	(3.7)

Net income (loss) attributable to partners	$40.4	$93.2	$24.1	$(121.0)	$36.7

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

Six Months Ended March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$141.8	$52.7	$—	$194.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(23.0)	—	—	(23.0)
Purchases of property, plant and equipment	—	(33.5)	(78.6)	—	(112.1)
Other	—	5.3	—	—	5.3

Net cash used in investing activities	—	(51.2)	(78.6)	—	(129.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	255.0	785.1	129.0	—	1,169.1
Principal payments on long-term debt	(255.0)	(801.2)	(287.0)	—	(1,343.2)
Distributions paid	(293.0)	(172.6)	(120.4)	413.4	(172.6)
Distributions paid to non-controlling partners	—	—	(0.7)	—	(0.7)
Distributions received	293.0	120.4	—	(413.4)	—
Net proceeds from the issuance of common units	—	—	292.7	—	292.7
Other	(0.1)	(19.1)	12.3	—	(6.9)

Net cash provided by (used in) financing activities	(0.1)	(87.4)	25.9	—	(61.6)

Net increase (decrease) in cash	(0.1)	3.2	—	—	3.1
Cash at beginning of period	3.0	8.5	—	—	11.5

Cash at end of period	$2.9	$11.7	$—	$—	$14.6

INERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On April 26, 2012, Inergy declared a distribution of $0.375 per limited partner unit to be paid on May 15, 2012, to unitholders of record on May 8, 2012.

On April 26, 2012, Inergy announced that it entered into a definitive agreement to contribute its retail propane operations to Suburban Propane Partners, L.P. (“SPH”) in exchange for approximately $1.8 billion. Under the terms of the agreement, which has been unanimously approved by Inergy’s Board of Directors, Inergy will receive $600 million in SPH common units; and SPH will offer to exchange Inergy’s outstanding senior notes for up to $1.0 billion of new SPH senior notes and $200 million in cash. Inergy has agreed to distribute approximately 13.7 million of the SPH common units it receives to Inergy unitholders following the registration of the units under federal securities laws. The transaction, which is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act and the completion of the exchange offer, is expected to close in the fourth fiscal quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2011. Unless the context indicates otherwise, the terms “Inergy,” “we,” “us,” “our,” “ours” and similar terms refer to Inergy, L.P. and its subsidiaries.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may,” “believes,” “expects,” “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements”. Such forward-looking statements include, but are not limited to, statements that: (i) we believe that Inergy does not have material potential liability in connection with the unitholder class action lawsuits that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows, (ii) we believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results, (iii) we believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve or seek cheaper suppliers or energy sources and thereby purchase less propane, (iv) we believe our midstream operations could be negatively affected in the long term by sustained downturns or sluggishness in the economy and narrow seasonal spreads in the cost of natural gas along with new natural gas supply from prolific shale plays, which could affect long-term demand and market prices for natural gas and NGLs, (v) we anticipate completion of our announced midstream capital expansion projects at various times in 2012, (vi) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future, and (vii) relate to the requirements to be met in connection with completing the contribution of Inergy’s retail propane operations to SPH. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; failure to achieve growth plans; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings (including permit and other regulatory proceedings associated with our development projects) and other risks and uncertainties detailed in our Securities and Exchange Commission filings. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Recent Developments

Propane Operations

On April 26, 2012, Inergy announced that it entered into a definitive agreement to contribute its retail propane operations to Suburban Propane Partners, L.P. SPH in exchange for approximately $1.8 billion. Under the terms of the agreement, which has been unanimously approved by Inergy’s Board of Directors, Inergy will receive $600 million in SPH common units; and SPH will offer to exchange Inergy’s outstanding senior notes for up to $1.0 billion of new SPH senior notes and $200 million in cash. Inergy has agreed to distribute approximately 13.7 million of the SPH common units it receives to Inergy unitholders following the registration of the units under federal securities laws. The transaction, which is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act and the completion of the exchange offer, is expected to close in the fourth fiscal quarter of 2012. The discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not give effect to this transaction.

Credit Facility

On April 13, 2012, we further amended our amended and restated Credit Agreement. This amendment, among other things, (i) permits us to sell up to 5,000,000 Inergy Midstream common units, (ii) permits us to sell all of the assets or capital stock of US Salt pursuant to which US Salt will be released as a subsidiary guarantor under the Credit Agreement, (iii) decreases the aggregate revolving commitment and general partnership commitment from $700 million to $550 million, and (iv) adjusts several of the financial covenants.

Overview

We are a Delaware limited partnership formed to own and operate a growing retail and wholesale propane supply, marketing and distribution business. We also own a 75.2% limited partner interest and all the IDRs in Inergy Midstream, L.P. (“Inergy Midstream”). Inergy Midstream owns a growing midstream business that includes four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake), interstate and intrastate natural gas transportation facilities in New York and a natural gas liquids (“NGL”) storage facility (the Bath storage facility). In addition to our interest in Inergy Midstream, we own midstream businesses including a natural gas storage facility (Tres Palacios), an NGL business on the West Coast, and a solution-mining and salt production company (US Salt). We further intend to pursue our growth objectives in the propane and midstream business through, among other things, future acquisitions. Our propane acquisition strategy focuses on propane companies that meet our acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing our operations under established and locally recognized trade names. Our midstream growth objectives focus both on organically expanding our existing assets and acquiring future operations that leverage our existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

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

We have grown primarily through acquisitions. Since the inception of our predecessor in November 1996 through March 31, 2012, we have acquired 93 companies, including 85 retail propane companies and 8 midstream businesses, for an aggregate purchase price of approximately $2.9 billion, including working capital, assumed liabilities and acquisition costs.

On November 11, 2011, we completed the acquisition of Papco, LLC / South Jersey Terminal, LLC (“Papco”), located in Bridgeton, New Jersey.

On January 13, 2012, we completed the acquisition of substantially all the assets of Baker-Doucette, Inc. (d/b/a Woodstock Oil Company) and Rising Moon, LLC (d/b/a Woodstock Propane Company) (“Woodstock”), located in Bryant Pond, Maine.

On February 13, 2012, we completed the acquisition of all operating assets at the Aztec, New Mexico location (“Aztec”) of Alliance Propane, LLC (d/b/a Mesa Propane).

The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are generally highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March.

Because a substantial portion of our propane is used in the weather-sensitive residential markets, the temperatures realized in our areas of operations, particularly during the six-month peak heating season of October through March, have a significant effect on our financial performance. In any given area, warmer-than-normal temperatures, such as those we experienced in the six months ended March 31, 2012, will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, we use information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of how weather impacts propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees). While a substantial portion of our propane is used by our customers for heating needs, our propane operations are geographically diversified and not all of our propane sales are weather sensitive. Together, these factors may make it difficult to draw definitive conclusions as to the correlation of our gallon sales to weather calculations comparing weather in a year to normal or to the prior year.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010, 2011 and 2012. At the main pricing hub of Mont Belvieu, Texas (“Mt. Belvieu Price”) during the three-month period ended March 31, 2012, the average Mt. Belvieu Price was $1.26 with prices ranging from a low of $1.17 per gallon to a high of $1.41 per gallon and a price of $1.24 per gallon at March 31, 2012. During the six-month period ended March 31, 2012, the average propane price was $1.35 with propane prices ranging from a low of $1.17 per gallon to a high of $1.54 per gallon. Further, the average Mt. Belvieu Price in our fiscal years of 2009, 2010 and 2011 was $0.77, $1.12 and $1.42 per gallon, respectively. Our ability to pass on price increases to our customers and our hedging program has historically limited the impact that such volatility has had on our results from operations and we will continue to hedge virtually 100% of our exposure from fixed prices; however, those higher propane costs have led to higher selling prices by us and have negatively impacted our volume sales and may continue to do so in the future for reasons discussed below. While we had historically been successful in passing on price increases to our customers, we were unable to fully do so in the three and six months ended March 31, 2012, and we may not be able to fully do so in the future. In periods of increasing propane costs, we have experienced a decline in our gross profit as a percentage of revenues. In addition, during those periods we have historically experienced conservation of propane gallons used by our customers in addition to lesser gallon sales as a result of customers switching to lower price propane providers as well as alternative energy sources such as electricity and wood-burning and pellet-burning stoves which have become more economical than propane due to the high cost of propane, all of which has resulted in a decline in gross profit. These trends generally increase in periods of sustained cost increases such as we experienced as described above including thus far in fiscal 2012. Further, improved technology in new appliances, including those using propane, has resulted in fewer gallons of propane used by our customers for their needs thus resulting in lesser gallon sales for us. In periods of decreasing costs, we have experienced an increase in our gross profit as a percentage of revenues. There is no assurance that if propane prices decline customers will use more propane and thus historical gallon sales declines we’ve attributed to customer conservation and losses will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing having a much closer correlation of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has further declined and remained at historically low levels since 2008, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through the winter seasons of 2009-2010, 2010-2011 and 2011-2012 with propane prices following a similar pattern for the majority of this time. Further, propane was exported from the United States in greater quantities in 2011, and continues as such into 2012, than in the past due to higher propane costs overseas, leading to sustained higher propane costs in the United States. As such, our selling prices of propane have been at higher levels in order to attempt to maintain our historical gross margin per gallon with these higher prices negatively impacting our volume sales for the reasons discussed above. We do not attempt to predict the underlying commodity prices; however, we monitor these prices daily and adjust our operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of our product. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage our operations in response to this volatility may impact our operations and financial results.

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

Inergy Midstream has several significant capital projects under development related to its midstream operations, including:

•	MARC I Pipeline

Inergy Midstream is constructing the MARC I pipeline, a fully contracted natural gas transmission pipeline with 550 MMcf/d of interstate transportation service, which it expects to complete and place into service in 2012 with contracts extending to 2022. Inergy Midstream obtained its FERC certificate order authorizing the MARC I project in November 2011, and commenced full-scale construction in February 2012.

On February 13, 2012, the FERC denied an intervener’s request to stay and rehear the MARC I certificate order. On February 14, the intervener filed an appeal and emergency motion for stay of the MARC I certificate order with the Second Circuit Court of Appeals, and a temporary stay was granted on February 17. The temporary stay remained in place until it was vacated by a three-judge panel following oral arguments on February 28, 2012.

On March 6, 2012, the Second Circuit granted the intervener’s request for an expedited briefing schedule. The intervener filed its brief on March 23, and Inergy Midstream and the FERC filed responses on April 27. The intervener’s reply must be filed by May 4, and oral arguments are scheduled for May 31. Inergy Midstream expects the appellate court to issue a ruling in calendar 2012. In the meantime, Inergy Midstream continues to construct the MARC I pipeline. Inergy Midstream expects to complete and place into service the north 20 miles of the MARC I pipeline by July 2012, and to complete and place into service the rest of the pipeline by September 2012.

•	Watkins Glen NGL Storage Project

Inergy Midstream is developing a 2.1 million barrel NGL storage facility located near Watkins Glen, New York, which is approximately 95% contracted under a contract extending to 2016. Inergy Midstream continues to face delays in the permitting process due to other regulatory priorities (e.g., implementation of “fracking” regulations) and other reasons. Inergy Midstream expects to receive the underground storage permit required for the project in the third calendar quarter of this year, and to complete and place into service the storage facility in 2012.

•	North/South II Expansion Project

Inergy Midstream is developing the North/South II expansion project, which is expected to enable shippers to move higher volumes of natural gas bi-directionally through the Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this project, Inergy Midstream plans to (i) extend the Stagecoach north lateral approximately three miles to interconnect with the East Pipeline, which will allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between the East Pipeline and the Dominion transmission system in Tompkins County, New York, and (ii) expand, through the installation of additional compression or looping, the capacity of the Stagecoach laterals, which will enable shippers to move higher volumes of natural gas over the existing North/South pipeline route. Inergy Midstream is working to acquire the land required to complete the 3-mile lateral extension under CNYOG’s blanket authority, and working with potential shippers on precedent agreements related to the North/South II expansion capacity. Inergy Midstream expects to request FERC authorization for CNYOG in the second half of calendar 2012 to expand the North/South pipeline capacity and lease all of the East Pipeline’s available capacity.

•	Commonwealth Pipeline

On February 29, 2012, Inergy Midstream announced plans to explore the marketing and development of a new interstate natural gas pipeline (“Commonwealth Pipeline”) with affiliates of UGI Corporation and WGL Holdings, Inc. As proposed, Commonwealth Pipeline would run approximately 200 miles from the southern terminus of Inergy Midstream’s MARC I pipeline to a point of interconnection with Washington Gas Light’s distribution system in Maryland. Inergy Midstream is exploring costs, route options and other information required to complete a feasibility study, and assessing market demand for the proposed transportation capacity. To the extent the partners determine that the project is economically feasible, affiliates of UGI Corporation and WGL Holdings, Inc. are expected to become anchor shippers on the new pipeline.

In addition to Inergy Midstream’s significant growth projects, Inergy Midstream is working on a number of initiatives that it expects to enhance customer flexibility, deliver operational synergies and augment its platform of future growth opportunities. For example, in the second calendar quarter of 2012, Inergy Midstream expects to request FERC authorization to (i) expand the Seneca Lake gas storage facility by approximately 0.5 Bcf, and (ii) effectively convert its Steuben gas tariff from cost-based rates to market-based rates, by merging the entity that owns Inergy Midstream’s Steuben gas storage facility into the entity that owns its Thomas Corner and Seneca Lake gas storage facilities.

In addition, we also have the following capital project under development related to our midstream operations:

•

the Tres Palacios header extension project, which involves laying approximately 20 miles of pipeline to connect the Tres Palacios north header system to the tailgate of Copano’s Houston Central gas processing plant in Colorado County, Texas. On December 20, 2011, we filed an application with the FERC requesting the authorization required to complete this project. We expect to receive FERC authorization and place the extension project into service in the second half of calendar 2012.

As we execute on our strategic objectives, capital expansion projects will continue to be an important part of our growth plan. We have committed capital and investment expenditures at March 31, 2012, of approximately $69.6 million in our midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require us to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2012 and 2011, respectively (in millions):

	Three Months Ended March 31,		Change
	2012	2011	In Dollars	Percentage
Revenue	$662.4	$720.5	$(58.1)	(8.1)%
Cost of product sold	462.6	477.7	(15.1)	(3.2)

Gross profit (excluding depreciation and amortization)	199.8	242.8	(43.0)	(17.7)
Operating and administrative expenses	81.4	81.7	(0.3)	(0.4)
Depreciation and amortization	49.7	47.4	2.3	4.9
Loss on disposal of assets	2.2	0.3	1.9	633.3

Operating income	66.5	113.4	(46.9)	(41.4)
Interest expense, net	(22.4)	(27.2)	4.8	17.6
Early extinguishment of debt	—	(49.4)	49.4	*
Other income	0.1	—	0.1	100.0

Income before income taxes	44.2	36.8	7.4	20.1
Provision for income taxes	0.2	0.2	—	—

Net income	44.0	36.6	7.4	20.2
Net (income) loss attributable to non-controlling partners	(3.3)	—	(3.3)	*

Net income attributable to partners	$40.7	$36.6	$4.1	11.2%

* Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2012 and 2011, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2012	2011	In Dollars	Percent	2012	2011	In Units	Percent
Propane
Retail propane	$261.1	$349.4	$(88.3)	(25.3)%	93.8	129.7	(35.9)	(27.7)%
Wholesale propane	188.8	191.0	(2.2)	(1.2)	138.8	139.4	(0.6)	(0.4)
Other retail	76.2	73.3	2.9	4.0	—	—	—	—
Midstream	136.3	106.8	29.5	27.6	—	—	—	—

Total	$662.4	$720.5	$(58.1)	(8.1)%	232.6	269.1	(36.5)	(13.6)%

Volume. During the three months ended March 31, 2012, we sold 93.8 million retail gallons of propane, a decrease of 35.9 million gallons or 27.7% from the 129.7 million retail gallons sold during the same three-month period in 2011. Gallons sold during the three months ended March 31, 2012, decreased compared to the same prior year period primarily as a result of lower volumes sold at our existing locations of 36.2 million, partially offset by acquisition-related volume of 0.3 million. During the three months ended March 31, 2012, we believe that retail propane gallon sales were impacted by several ongoing factors, including, most notably, lower demand arising from significantly above average temperatures, customer conservation, high commodity prices and customers switching to other suppliers or energy sources. The weather during the quarter ended March 31, 2012 was approximately 25% warmer than the prior year quarter and approximately 23% warmer than normal in our areas of operations. These warmer temperatures had a significant negative impact on retail propane gallons sold during what is normally our highest sales volume quarter of the fiscal year. Also contributing to the decline in demand was the continuation of relatively high commodity prices. Although the average wholesale cost of propane declined approximately 9% during the quarter ended March 31, 2012 compared to the same prior year quarter, the cost of propane is still relatively high when compared to its historical average and to alternative energy sources. These high costs, we believe, continue to significantly impact customers’ buying decisions and conservation trends including customers seeking alternative sources of energy, such as electricity and wood burning and pellet burning stoves, since those sources can be more economical for the customer with the high cost of propane.

Wholesale gallons delivered decreased 0.6 million gallons, or 0.4%, to 138.8 million gallons in the three months ended March 31, 2012, from 139.4 million gallons in the three months ended March 31, 2011.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 16.4 million gallons, or 23.9%, to 85.1 million gallons during the three months ended March 31, 2012, from 68.7 million gallons during the same three-month period in 2011. This increase was primarily attributable to increased volume processed and increased volume of natural gas liquid products processed due to new contracts with existing customers. The increase in volume processed was due to local market conditions.

During the three months ended March 31, 2012 and 2011, our Northeast natural gas facilities (Stagecoach, Steuben and Thomas Corners) were 95% to 100% contracted on a firm basis and our Bath NGL storage facility was approximately 100% contracted. Our Tres Palacios storage facility was approximately 55% and 83% contracted on a firm basis during the three months ended March 31, 2012 and 2011, respectively. In addition to the firm storage capacity, our Tres Palacios storage facility was also approximately 32% and 10% contracted on an interruptible basis during the three months ended March 31, 2012 and 2011, respectively. Our Seneca Lake storage facility, which was acquired in July 2011, was approximately 59% contracted on a firm basis during the three months ended March 31, 2012.

Revenues. Revenues for the three months ended March 31, 2012, were $662.4 million, a decrease of $58.1 million, or 8.1%, from $720.5 million during the same prior year period.

Revenues from retail propane sales were $261.1 million for the three months ended March 31, 2012, compared to $349.4 million during the same three-month period in 2011. This $88.3 million, or 25.3%, decrease was primarily due to a $97.3 million decline arising from lower gallons sold to existing customers as described above, partially offset by a $8.4 million improvement due to a higher overall average selling price of propane and a $0.6 million increase resulting from acquisition-related sales.

Revenues from wholesale propane sales were $188.8 million in the three months ended March 31, 2012, a decrease of $2.2 million, or 1.2%, from $191.0 million in the three months ended March 31, 2011. The decrease can be attributed to a lower average sales price, which contributed $1.4 million to decrease along with a decrease of $0.9 million due to lower volumes sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $76.2 million for the three months ended March 31, 2012, an increase of $2.9 million, or 4.0%, from $73.3 million during the same three-month period in 2011. Revenues from other retail sales increased $13.0 million as a result of acquisition-related sales, partially offset by a $10.0 million decrease in distillate revenues and a $0.1 million decline in other revenues. The decline in distillate revenues was driven by a $15.1 million decrease due to lower volumes sold at existing locations, partially offset by an increase of $5.1 million arising from a higher selling price of distillates.

Revenues from storage, fractionation and other midstream activities were $136.3 million for the three months ended March 31, 2012, an increase of $29.5 million or 27.6% from $106.8 million during the same three-month period in 2011. Revenues from our West Coast NGL operations increased $17.5 million primarily as a result of higher average selling prices and new contracts with existing customers. Also attributing to this increase was increased natural gas liquid products sold. In addition, revenues at our Stagecoach facility increased $4.6 million due to the placement into service of our North/South expansion project, and $1.4 million due to an increase in demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania. Additionally, the acquisition of our Seneca Lake storage facility in July 2011 increased revenue by $2.1 million.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2012, was $462.6 million, a decrease of $15.1 million, or 3.2%, from $477.7 million during the same three-month period in 2011.

Retail propane cost of product sold was $143.7 million for the three months ended March 31, 2012, a decrease of $41.5 million, or 22.4%, when compared to $185.2 million for the same three-month period in 2011. Retail cost of product sold was driven by a $51.6 million decrease resulting from lower volume sales at existing locations as discussed above, partially offset by a $10.6 million increase due to a higher weighted average cost per gallon of propane and a $0.3 million increase due to acquisition-related sales. Also contributing was a $0.8 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the three months ended March 31, 2012, was $184.9 million, an increase of $3.4 million, or 1.9%, from wholesale cost of product sold of $181.5 million in the three months ended March 31, 2011. This increase resulted from the higher average purchase price of propane which contributed $4.2 million to the increase partially offset by a decrease of $0.8 million from the lower volumes sold to existing and new customers.

Other retail cost of product sold was $50.1 million for the three months ended March 31, 2012, compared to $50.0 million during the same three-month period in 2011. Other retail cost of product sold remained relatively flat period to period primarily due to an increase in cost due to acquisitions and other cost of retail sales of $8.0 million and $0.2 million, respectively, being mostly offset by a $8.1 million decline in the cost of product sold for distillates. The decrease in the cost of product sold for distillates was driven by a $12.7 million decline due to lower volumes sold at existing locations, partially offset by a $4.5 million increase due to a higher overall commodity cost.

Storage, fractionation and other midstream cost of product sold was $83.9 million for the three months ended March 31, 2012, an increase of $22.9 million, or 37.5%, from $61.0 million during the same three-month period in 2011. Costs from our West Coast NGL operations increased $17.9 million primarily as a result of higher average commodity prices of natural gas liquids in addition to increased natural gas liquid products sold.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $19.8 million and $20.3 million for the three months ended March 31, 2012 and 2011, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.3 million for the three months ended March 31, 2012 and 2011. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream services amounted to $27.5 million and $24.6 million for the three months ended March 31, 2012 and 2011, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the three months ended March 31, 2012, was $199.8 million, a decrease of $43.0 million, or 17.7%, from $242.8 million during the same three-month period in 2011.

Retail propane gross profit was $117.4 million for the three months ended March 31, 2012, compared to $164.2 million in the same three-month period in 2011. This $46.8 million, or 28.5%, decrease was mostly due to a $45.7 million decline attributable to lower retail gallon sales at existing locations as further discussed above, coupled with a $2.2 million decline resulting from a lower cash margin per gallon. The decline in cash margin per gallon was due primarily to a decline in our sales to residential customers, which are higher margin customers that are highly sensitive to weather conditions and our inability to fully pass on to the customer in the form of higher selling price the high cost of propane in the current period due to customer resistance to any increases. These factors were partially offset by a $0.8 million increase in retail gross profit due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts and an increase of $0.3 million associated with acquisitions.

Wholesale propane gross profit was $3.9 million in the three months ended March 31, 2012, compared to $9.5 million in the three months ended March 31, 2011, a decrease of $5.6 million, or 58.9%. This decrease primarily resulted from lower margins on volumes sold to existing and new customers.

Other retail gross profit was $26.1 million for the three months ended March 31, 2012, compared to $23.3 million for the same three-month period in 2011. This $2.8 million, or 12.0%, increase was due primarily to an increase of $5.0 million from acquisition-related gross profit, partially offset by a decline in gross profit from distillate sales and other sales of $1.8 million and $0.4 million, respectively.

Storage, fractionation and other midstream gross profit was $52.4 million in the three months ended March 31, 2012, compared to $45.8 million in the same three-month period in 2011, an increase of $6.6 million, or 14.4%. This change is primarily related to the placement into service of our North/South expansion project and an increase in demand for interruptible wheeling services, which in total contributed $5.7 million to the increase. The acquisition of Seneca Lake in July 2011 resulted in an increase of gross profit of $2.0 million. Partially offsetting this increase was a $0.4 million decrease at our West Coast facility which can be attributed to lower margins attained through natural gas liquid products sold.

Operating and Administrative Expenses. Operating and administrative expenses were $81.4 million for the three months ended March 31, 2012, compared to $81.7 million in the same three-month period in 2011, a decrease of $0.3 million, or 0.4%. This change was primarily due to lower personnel costs from existing operations of $2.7 million, and a $2.1 million decrease in other operating expenses. Partially offsetting these decreases was an increase in operating expenses of $4.3 million due to the operations of acquisitions.

Depreciation and Amortization. Depreciation and amortization was $49.7 million for the three months ended March 31, 2012, compared to $47.4 million during the same three-month period in 2011. This $2.3 million, or 4.9%, increase resulted primarily from acquisitions and placing midstream assets into service, partially offset by certain assets becoming fully depreciated during the three months ended March 31, 2012.

Interest Expense. Interest expense was $22.4 million for the three months ended March 31, 2012, compared to $27.2 million during the same three-month period in 2011. This $4.8 million, or 17.6%, decrease was due primarily to a decrease in the average interest rate incurred, and to a lesser extent, a decrease in outstanding borrowings. Additionally, during the three months ended March 31, 2012 and 2011, we capitalized $4.2 million and $6.1 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

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

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2012 and 2011, was $0.2 million. The provision for income taxes for the three months ended March 31, 2012, was composed entirely of current income tax expense.

Net Income. Net income was $44.0 million for the three months ended March 31, 2012, compared to net income of $36.6 million for the same three-month period in 2011. The $7.4 million, or 20.2%, increase in net income was primarily attributable to the $49.4 million charge for the early extinguishment of debt in the three months ended March 31, 2011, partially offset by the lower gross profit discussed above for the three months ended March 31, 2012.

Net (Income) Loss Attributable to Non-Controlling Partners. We recorded an expense of $3.3 million in the three months ended March 31, 2012 associated with the interests of non-controlling partners in subsidiaries. The expense of $3.3 million in the current period solely relates to the 24.8% minority interest in Inergy Midstream’s net income for the three months ended March 31, 2012. Inergy Midstream’s IPO occurred in December 2011.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011, respectively (in millions):

	Three Months Ended March 31,
	2012	2011
EBITDA:
Net income	$44.0	$36.6
Interest expense, net	22.4	27.2
Early extinguishment of debt	—	49.4
Provision for income taxes	0.2	0.2
Depreciation and amortization	49.7	47.4

EBITDA	$116.3	$160.8

Non-cash (gain) loss on derivative contracts	(0.7)	0.1
Long-term incentive and equity compensation expense	3.1	1.5
Loss on disposal of assets	2.2	0.3
Transaction costs	1.1	0.3

Adjusted EBITDA	$122.0	$163.0

	Three Months Ended March 31,
	2012	2011
EBITDA:
Net cash provided by operating activities	$171.3	$102.7
Net changes in working capital balances	(70.6)	(2.9)
Non-cash early extinguishment of debt	—	(11.2)
Provision for doubtful accounts	(0.5)	(1.0)
Amortization of deferred financing costs, swap premium and net bond discount	(1.2)	(1.8)
Long-term incentive and equity compensation expense	(3.1)	(1.5)
Loss on disposal of assets	(2.2)	(0.3)
Interest expense, net	22.4	27.2
Early extinguishment of debt	—	49.4
Provision for income taxes	0.2	0.2

EBITDA	$116.3	$160.8

Non-cash (gain) loss on derivative contracts	(0.7)	0.1
Long-term incentive and equity compensation expense	3.1	1.5
Loss on disposal of assets	2.2	0.3
Transaction costs	1.1	0.3

Adjusted EBITDA	$122.0	$163.0

EBITDA is defined as income (loss) before income taxes, plus net interest expense, early extinguishment of debt and depreciation and amortization expense. For the three months ended March 31, 2012 and 2011, EBITDA was $116.3 million and $160.8 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $122.0 million for the three months ended March 31, 2012, compared to $163.0 million in the same three-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2012 and 2011, respectively (in millions):

	Six Months Ended March 31,		Change
	2012	2011	In Dollars	Percentage
Revenue	$1,331.0	$1,316.5	$14.5	1.1%
Cost of product sold	950.4	868.8	81.6	9.4

Gross profit (excluding depreciation and amortization)	380.6	447.7	(67.1)	(15.0)
Operating and administrative expenses	164.0	166.2	(2.2)	(1.3)
Depreciation and amortization	98.4	93.8	4.6	4.9
Loss on disposal of assets	3.6	2.6	1.0	38.5

Operating income	114.6	185.1	(70.5)	(38.1)
Interest expense, net	(50.4)	(60.3)	9.9	16.4
Early extinguishment of debt	(24.9)	(49.4)	24.5	49.6
Other income	1.4	0.1	1.3	1,300.0

Income before income taxes	40.7	75.5	(34.8)	(46.1)
Provision for income taxes	0.3	0.4	(0.1)	(25.0)

Net income	40.4	75.1	(34.7)	(46.2)
Net (income) loss attributable to non-controlling partners	(3.7)	28.2	(31.9)	(113.1)

Net income attributable to partners	$36.7	$103.3	$(66.6)	(64.5)%

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2012 and 2011, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2012	2011	In Dollars	Percent	2012	2011	In Units	Percent
Propane
Retail propane	$504.8	$627.1	$(122.3)	(19.5)%	183.1	236.8	(53.7)	(22.7)%
Wholesale propane	423.8	340.4	83.4	24.5	291.6	255.5	36.1	14.1
Other retail	137.7	134.1	3.6	2.7	—	—	—	—
Midstream	264.7	214.9	49.8	23.2	—	—	—	—

Total	$1,331.0	$1,316.5	$14.5	1.1%	474.7	492.3	(17.6)	(3.6)%

Volume. During the six months ended March 31, 2012, we sold 183.1 million retail gallons of propane, a decrease of 53.7 million gallons or 22.7% from the 236.8 million retail gallons sold during the same six-month period in 2011. Gallons sold during the six months ended March 31, 2012, decreased compared to the same prior year period primarily due to lower volumes sold at our existing locations of 54.5 million, partially offset by acquisition-related volume of 0.8 million. During the six months ended March 31, 2012, we believe that retail propane gallon sales were impacted by several ongoing factors, including, most notably, lower demand arising from above average temperatures, customer conservation, high commodity prices and customers switching to other suppliers or energy sources. The weather during the six months ended March 31, 2012 was approximately 22% warmer than the prior year period and approximately 19% warmer than normal in our areas of operations. These warmer temperatures had a significant negative impact on retail propane gallons sold during the six months ended March 31, 2012. Additionally, the average wholesale cost of propane was approximately 2% higher during the six months ended March 31, 2012, compared to the same prior year period and the average cost in the last twelve month period ended March 31, 2012 was approximately 19% higher than the same twelve months of the prior period. These higher costs, we believe, continue to significantly impact customers’ buying decisions and conservation trends including customers seeking alternative sources of energy, such as electricity and wood burning and pellet burning stoves, since those sources can be more economical for the customer considering the higher cost of propane.

Wholesale gallons delivered increased 36.1 million gallons, or 14.1%, to 291.6 million gallons in the six months ended March 31, 2012, from 255.5 million gallons in the six months ended March 31, 2011. This increase was driven primarily by several factors as follows: 1) gallons arising from certain new contracts with third parties to market and deliver all of the product produced at certain of their production facilities; 2) new gallons arising from an increase in production related to another facility for which we had an existing contract to market and deliver all of the product produced at that facility; and 3) increased gallon sales to new and certain of our existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 7.9 million gallons, or 5.3%, to 156.7 million gallons during the six months ended March 31, 2012, from 148.8 million gallons during the same six-month period in 2011. This increase was primarily attributable to increased volume processed and increased volumes of natural gas liquid products sold. Both of the aforementioned changes were primarily due to local market conditions.

During the six months ended March 31, 2012 and 2011, our Northeast natural gas facilities (Stagecoach, Steuben and Thomas Corners) were 95% to 100% contracted on a firm basis, and our Bath NGL storage facility was approximately 100% contracted. Our Tres Palacios storage facility was approximately 54% and 83% contracted on a firm basis during the six months ended March 31, 2012 and 2011, respectively. In addition to the firm storage capacity, our Tres Palacios storage facility was also approximately 26% and 8% contracted on an interruptible basis during the six months ended March 31, 2012 and 2011, respectively. Our Seneca Lake storage facility, which was acquired in July 2011, was approximately 59% contracted on a firm basis during the six months ended March 31, 2012.

Revenues. Revenues for the six months ended March 31, 2012, were $1,331.0 million, an increase of $14.5 million, or 1.1%, from $1,316.5 million during the same prior year period.

Revenues from retail propane sales were $504.8 million for the six months ended March 31, 2012, compared to $627.1 million during the same six-month period in 2011. This $122.3 million, or 19.5%, decrease was primarily due to a $144.2 million decline arising from lower gallons sold to existing customers as described above, partially offset by a $19.8 million increase due to a higher overall average selling price of propane and a $2.1 million increase resulting from acquisition-related sales. The overall average selling price of propane increased compared to the same prior year period due to our ability to pass on to the customer at least a portion of the increase in the average wholesale cost of propane as further discussed above.

Revenues from wholesale propane sales were $423.8 million in the six months ended March 31, 2012, an increase of $83.4 million, or 24.5%, from $340.4 million in the six months ended March 31, 2011. The increase can be attributed to a higher average sales price, which contributed $35.4 million to the increase, and $48.0 million in higher volumes sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $137.7 million for the six months ended March 31, 2012, an increase of $3.6 million, or 2.7%, from $134.1 million during the same six-month period in 2011. Revenue from other retail sales increased $18.8 million as a result of acquisitions, partially offset by a $13.5 million decrease in distillate revenues and a $1.7 million decline in other revenues. The decline in distillate revenues was driven by a $24.4 million decrease due to lower volumes sold at existing locations, partially offset by an increase of $10.9 million arising from a higher selling price of distillates resulting from a higher wholesale cost.

Revenues from storage, fractionation and other midstream activities were $264.7 million for the six months ended March 31, 2012, an increase of $49.8 million or 23.2% from $214.9 million during the same six-month period in 2011. Revenues from our West Coast NGL operations increased $28.1 million primarily as a result of higher average selling prices and expected changes in types of natural gas liquids sold. This increase was also a result of increased natural gas liquid products sold as further discussed above. In addition, revenues at our Stagecoach facility increased $6.1 million due to the placement into service of our North/South expansion project, and $4.6 million due to an increase in demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania. Additionally, the acquisition of the Seneca Lake storage facility in July 2011 increased revenue $4.3 million.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2012, was $950.4 million, an increase of $81.6 million, or 9.4%, from $868.8 million during the same six-month period in 2011.

Retail propane cost of product sold was $290.5 million for the six months ended March 31, 2012, a decrease of $39.7 million, or 12.0%, when compared to $330.2 million for the same six-month period in 2011. This lower retail cost of product sold was driven by a $76.0 million decrease resulting from lower volume sales at existing locations as discussed above and a $0.3 million decline due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $35.4 million increase to retail propane cost of goods sold due to a higher average per gallon cost of propane and a $1.2 million increase due to acquisition-related sales.

Wholesale propane cost of product sold in the six months ended March 31, 2012, was $412.5 million, an increase of $87.6 million, or 27.0%, from wholesale cost of product sold of $324.9 million in the six months ended March 31, 2011. This increase resulted from the higher average purchase price of propane which contributed $41.8 million to the increase and $45.8 million from the higher volumes sold to existing and new customers.

Other retail cost of product sold was $88.6 million for the six months ended March 31, 2012, compared to $87.1 million during the same six-month period in 2011. This $1.5 million, or 1.7%, increase was primarily due to an $11.4 million increase from acquisitions and a $0.2 million increase in the cost of other retail sales, partially offset by a $10.1 million decline in the cost for distillates. The decrease in the cost of product sold for distillates was driven by a $20.3 million decline due to lower volumes sold at existing locations, partially offset by a $10.2 million increase due to a higher overall commodity cost.

Storage, fractionation and other midstream cost of product sold was $158.8 million for the six months ended March 31, 2012, an increase of $32.2 million, or 25.4%, from $126.6 million during the same six-month period in 2011. Costs from our West Coast NGL operations increased $26.5 million primarily as a result of higher average commodity prices of natural gas liquids and expected changes in types of natural gas liquids sold. This increase was also a result of increased natural gas liquid products sold as further discussed above.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $38.7 million and $39.2 million for the six months ended March 31, 2012 and 2011, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $14.5 million and $14.8 million for the six months ended March 31, 2012 and 2011, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream services amounted to $54.3 million and $49.2 million for the six months ended March 31, 2012 and 2011, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $2.7 million and $2.3 million for the six months ended March 31, 2012 and 2011, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the six months ended March 31, 2012, was $380.6 million, a decrease of $67.1 million, or 15.0%, from $447.7 million during the same six-month period in 2011.

Retail propane gross profit was $214.3 million for the six months ended March 31, 2012, compared to $296.9 million in the same six-month period in 2011. This $82.6 million, or 27.8%, decrease was mostly due to a $68.2 million decline attributable to lower retail gallon sales at existing locations as further discussed above, coupled with a $15.6 million decline resulting from a lower cash margin per gallon. The decline in cash margin per gallon was due primarily to a decline in our sales to residential customers, which are higher margin customers that are highly sensitive to weather conditions and our inability to fully pass on to the customer in the form of higher selling price the higher cost of propane in the current period due to customer resistance to any increases. These factors were partially offset by an increase in retail gross profit of $0.9 million associated with acquisitions and an increase of $0.3 million due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane gross profit was $11.3 million in the six months ended March 31, 2012, compared to $15.5 million in the six months ended March 31, 2011, a decrease of $4.2 million, or 27.1%. This decrease resulted from lower margins which contributed $6.4 million to the decrease, partially offset by a $2.2 million increase in volumes sold to existing and new customers.

Other retail gross profit was $49.1 million for the six months ended March 31, 2012, compared to $47.0 million for the same six-month period in 2011. This $2.1 million, or 4.5%, increase was due primarily to an increase of $7.4 million arising from acquisition-related gross profit, partially offset by a decline in gross profit from distillate sales and other sales of $3.4 million and $1.9 million, respectively.

Storage, fractionation and other midstream gross profit was $105.9 million in the six months ended March 31, 2012, compared to $88.3 million in the same six-month period in 2011, an increase of $17.6 million, or 19.9%. This change is primarily related to the placement into service of our North/South expansion project and an increase in demand for interruptible wheeling services, which in total contributed $11.6 million to the increase. The acquisition of Seneca Lake in July 2011 resulted in an increase of gross profit of $4.1 million. An additional $1.6 million of this increase was attributable to increased margins attained through natural gas liquid products sold at our West Coast facility.

Operating and Administrative Expenses. Operating and administrative expenses were $164.0 million for the six months ended March 31, 2012, compared to $166.2 million in the same six-month period in 2011, a decrease of $2.2 million, or 1.3%. This change was primarily due to a $7.8 million decrease in transaction expenses related to acquisitions in the prior fiscal year, and lower personnel costs from existing operations of $2.6 million. Partially offsetting this decrease was an increase in operating expenses of $7.2 million due to the operations of acquisitions.

Depreciation and Amortization. Depreciation and amortization was $98.4 million for the six months ended March 31, 2012, compared to $93.8 million during the same six-month period in 2011. This $4.6 million, or 4.9%, increase resulted primarily from acquisitions and placing midstream assets into service, partially offset by certain assets becoming fully depreciated during the six months ended March 31, 2012.

Interest Expense. Interest expense was $50.4 million for the six months ended March 31, 2012, compared to $60.3 million during the same six-month period in 2011. This $9.9 million, or 16.4%, decrease was due primarily to a decrease in the average interest rate incurred on outstanding borrowings. Additionally, during the six months ended March 31, 2012 and 2011, we capitalized $7.6 million and $8.1 million, respectively, of interest related to certain capital improvement projects in our midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the six months ended March 31, 2012, we paid in full the $300 million balance outstanding on our term loan facility, tendered for substantially all the $95 million outstanding on our 2015 senior notes, and tendered for $150 million of the $750 million outstanding on our 2021 senior notes. The loss associated with the above described transactions amounted to $24.9 million and was primarily related to the tender premiums and the write-off of previously capitalized charges associated with the original issuance of the respective debt. During the six-month period ended March 31, 2011, we exercised our equity offerings redemption option in addition to a partial tender offer and redeemed 48% of our 2015 senior notes. Further, we tendered over 90% of both our 2014 and 2016 senior notes and the remaining amounts were redeemed in full. The loss associated with the above described transactions amounted to $49.4 million and was primarily related to the tender premium and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2012, was $0.3 million compared to $0.4 million in the same six-month period in 2011. The provision for income taxes for the six months ended March 31, 2012, was composed of $0.3 million of current income tax expense together with $0.1 million of deferred income tax benefit.

Net Income. Net income was $40.4 million for the six months ended March 31, 2012, compared to net income of $75.1 million for the same six-month period in 2011. The $34.7 million, or 46.2%, decrease in net income was primarily attributable to the lower gross profit discussed above for the six months ended March 31, 2012, partially offset by the $24.5 million decrease in charges related to the early extinguishment of debt for the six months ended March 31, 2012.

Net (Income) Loss Attributable to Non-Controlling Partners. The non-controlling interest in the prior period was related entirely to earnings of non-controlling partners prior to the November 2010 merger. The merger eliminated this group of non-controlling partners. The current period earnings of non-controlling partners relate solely to the Inergy Midstream IPO, in which 28.2% of Inergy Midstream, L.P. was sold to the public.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the six months ended March 31, 2012 and 2011, respectively (in millions):

	Six Months Ended March 31,
	2012	2011
EBITDA:
Net income	$40.4	$75.1
Interest expense, net	50.4	60.3
Early extinguishment of debt	24.9	49.4
Provision for income taxes	0.3	0.4
Depreciation and amortization	98.4	93.8

EBITDA	$214.4	$279.0

Non-cash gain on derivative contracts	(0.6)	(0.3)
Long-term incentive and equity compensation expense	6.2	2.9
Loss on disposal of assets	3.6	2.6
Transaction costs	1.1	8.9

Adjusted EBITDA	$224.7	$293.1

	Six Months Ended March 31,
	2012	2011
EBITDA:
Net cash provided by operating activities	$194.5	$121.8
Net changes in working capital balances	(34.6)	67.8
Non-cash early extinguishment of debt	(8.3)	(11.2)
Provision for doubtful accounts	(0.4)	(0.2)
Amortization of deferred financing costs, swap premium and net bond discount	(2.7)	(3.8)
Long-term incentive and equity compensation expense	(6.2)	(2.9)
Loss on disposal of assets	(3.6)	(2.6)
Deferred income tax	0.1	—
Interest expense, net	50.4	60.3
Early extinguishment of debt	24.9	49.4
Provision for income taxes	0.3	0.4

EBITDA	$214.4	$279.0

Non-cash gain on derivative contracts	(0.6)	(0.3)
Long-term incentive and equity compensation expense	6.2	2.9
Loss on disposal of assets	3.6	2.6
Transaction costs	1.1	8.9

Adjusted EBITDA	$224.7	$293.1

EBITDA is defined as income (loss) before income taxes, plus net interest expense, early extinguishment of debt and depreciation and amortization expense. For the six months ended March 31, 2012 and 2011, EBITDA was $214.4 million and $279.0 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding the gain or loss on derivative contracts associated with retail propane fixed price sales contracts, the gain or loss on the disposal of assets, long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $224.7 million for the six months ended March 31, 2012, compared to $293.1 million in the same six-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $194.5 million and $121.8 million for the six-month periods ending March 31, 2012 and 2011, respectively. The $72.7 million increase in operating cash flows was primarily attributable to a $58.1 million increase in cash collections on inventory sales associated with certain new contracts entered into during the spring of 2011. Also contributing to the increase in operating cash flows was a decrease of $21.6 million in cash cost of early extinguishment of debt. These increases were partially offset by a decline in gross profit.

Net investing cash outflows were $129.8 million and $216.3 million for the six-month periods ending March 31, 2012 and 2011, respectively. Net cash outflows were primarily impacted by a $734.4 million decrease in cash outlays related to acquisitions, partially offset by a $588.0 million investment in escrow account that was utilized in fiscal 2011 to fund the Tres Palacios acquisition, a $13.0 million decrease in proceeds from the sale of assets, and a $46.9 million increase in capital expenditures. The increase in capital expenditures is primarily related to the previously discussed midstream expansion projects.

Net financing cash outflows were $61.6 million and $31.4 million for the six-month periods ending March 31, 2012 and 2011, respectively. The net change was primarily impacted by a $23.3 million increase in the total distributions paid and a $13.0 million decrease in net borrowings, partially offset by an $11.8 million decrease in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under our credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future subject to compliance with any applicable covenants under such facility. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. We have identified capital expansion project opportunities in our midstream operations. As of March 31, 2012, we have firm purchase commitments totaling approximately $69.6 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facilities

Inergy, L.P.

On November 24, 2009, we entered into a secured credit facility (“Credit Agreement”) which at the time provided borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility was to mature on November 22, 2013.

On February 2, 2011, we amended and restated the Credit Agreement to add a $300 million term loan facility (the “Term Loan Facility”). The term loan was repaid in full in December 2011 as discussed below. The term loan was to mature on February 2, 2015, and did bear interest, at our option, subject to certain limitations, at a rate equal to the following:

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

On April 13, 2012, we further amended our amended and restated Credit Agreement. This amendment, among other things, (i) permits us to sell up to 5,000,000 Inergy Midstream common units, (ii) permits us to sell all of the assets or capital stock of US Salt pursuant to which US Salt will be released as a subsidiary guarantor under the Credit Agreement, (iii) decreases the aggregate revolving commitment and general partnership commitment from $700 million to $550 million, and (iv) adjusts several of the financial covenants.

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

The Credit Agreement contains the following financial covenants:

•

the ratio of our total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 6.0 to 1.0;

•

the ratio of our senior secured funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 2.75 to 1.0; and

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.25 to 1.0.

At March 31, 2012, our ratio of total funded debt to consolidated EBITDA was 5.28 to 1.0; our ratio of senior secured funded debt to consolidated EBITDA was 1.19 to 1.0; and our ratio of consolidated EBITDA to consolidated interest expense was 3.02 to 1.0.

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

At March 31, 2012, the balance outstanding under the Credit Agreement was $355.7 million. At September 30, 2011, the balance outstanding under the Credit Agreement was $381.2 million, of which $300.0 million was borrowed under the Term Loan Facility and $81.2 million under the Revolving Loan Facility. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 3.00% and 5.00% at March 31, 2012, and 2.73% and 4.75% at September 30, 2011. The interest rate on the Term Loan Facility was based on LIBOR plus the applicable spread, resulting in an interest rate that was 3.23% at September 30, 2011.

Inergy Midstream, L.P.

On December 21, 2011, Inergy Midstream entered into a new $500 million, five-year revolving credit facility (“NRGM Credit Facility”). The NRGM Credit Facility is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. At March 31, 2012, the balance outstanding under the NRGM Credit Facility was $97.0 million. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $1.9 million at March 31, 2012. As a result, Inergy Midstream has approximately $401.1 million of remaining capacity at March 31, 2012, subject to compliance with any applicable covenants under such facility. The NRGM Credit Facility has an accordion feature that allows Inergy Midstream to increase the available borrowings under the facility by up to $250 million, subject to the lenders’ agreement and the satisfaction of certain conditions. In addition, the NRGM Credit Facility includes a sub-limit up to $10 million for same-day swing line advances and a sub-limit up to $100 million for letters of credit.

Inergy and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the NRGM Credit Facility.

The NRGM Credit Facility requires maintenance of a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.00.

On April 16, 2012, Inergy Midstream exercised a portion of the accordion feature under the NRGM Credit Facility and increased the loan commitments thereunder by $100 million. The aggregate amount of revolving loan commitments under the NRGM Credit Facility is now $600 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a term loan and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2012, we had floating rate obligations totaling $180.7 million borrowed under our Term Loan Facility (net of certain interest rate swaps, which convert our floating rate term loan to a fixed rate with a notional amount of $225 million), Revolving Loan Facility and one interest rate swap with a notional amount of $50 million that converts a portion of our fixed rate senior notes to floating. Inergy Midstream also has a revolving credit facility subject to the risk of loss associated with movements in interest rates. At March 31, 2012, Inergy Midstream had floating rate obligations totaling $97.0 million. Floating rate obligations expose us and Inergy Midstream to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2012 levels, our interest expenditures would change by a total of approximately $2.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2012 and 2011, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2012 and September 30, 2011, was assets of $14.1 million and $17.1 million, respectively, and liabilities of $5.1 million and $19.0 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.2 million gallons of net unbalanced positions at March 31, 2012.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2012, we completed the acquisitions of Papco, Woodstock and Aztec. See Note 4 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for discussion of the acquisitions and related financial data.

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

The Company has identified an additional risk factor, as discussed below, in addition to those disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 31, 2011.

The closing of the contribution of our retail propane business to SPH is subject to customary closing conditions, and may not close on the terms or timeline currently contemplated.

We expect the contribution of our retail propane business (the “Propane Business”) to close summer of 2012. However, closing is subject to customary closing conditions, including among others, approval under the Hart-Scott-Rodino Act and completion of the Exchange Offer. We cannot assure that we will be able to complete the contribution of the Propane Business in a timely fashion, if at all. For these and other reasons, the contribution of the Propane Business may not be completed on the terms or timeline contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Contribution Agreement, dated as of April 26, 2012, by and among Inergy, L.P., Inergy GP, LLC, Inergy Sales & Service, Inc. and Suburban Propane Partners, L.P. (incorporated by reference to Exhibit 2.1 to Inergy, L.P.’s Form 8-K filed on April 26, 2012).

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32543) filed on May 12, 2003).

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on February 13, 2004).

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q (Registration No. 000-32453) filed on May 14, 2004).

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on January 24, 2005).

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K/A filed on August 17, 2005).

3.2D	Third Amended and Restated Agreement of Limited Partnership of Inergy, L.P., dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on November 5, 2010).

3.3	Certificate of Formation as relating to Inergy Propane, LLC, as amended (incorporated herein by reference to Exhibit 3.3 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.4	Third Amended and Restated Limited Liability Company Agreement of Inergy Propane, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.4 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010 filed on May 24, 2002).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.6	Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.7	Certificate of Formation as relating to Inergy Partners, LLC, as amended (incorporated herein by reference to Exhibit 3.7 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001).

3.8	Second Amended and Restated Limited Liability Company Agreement of Inergy Partners, LLC, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 3.8 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-89010) filed on May 24, 2002).

3.9	Certificate of Limited Partnership of Inergy Midstream, L.P. dated November 14, 2011 (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Amendment No. 3 to Form S-1 (File No. 333-176445) filed on November 21, 2011).

3.10	First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 (File No. 333-178659) filed on December 21, 2011).

*31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY, L.P.

	By:	INERGY GP, LLC
(its general partner)

Date: May 3, 2012	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)