Form 10-Q
period 2012-12-31
INERGY L P
filed 2013-02-06
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INERGY, L.P.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31, 2012	September 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1.8	$—
Accounts receivable, less allowance for doubtful accounts of $0.4 million at December 31, 2012 and September 30, 2012, respectively	201.7	133.6
Inventories (Note 3)	63.5	87.1
Assets from price risk management activities	30.8	37.5
Prepaid expenses and other current assets	19.1	20.3
Total current assets	316.9	278.5

Property, plant and equipment (Note 3)	2,297.9	2,160.7
Less: accumulated depreciation	484.7	450.2
Property, plant and equipment, net	1,813.2	1,710.5

Intangible assets (Note 3):
Customer accounts	194.4	41.2
Other intangible assets	36.2	21.3
	230.6	62.5
Less: accumulated amortization	23.7	21.2
Intangible assets, net	206.9	41.3

Goodwill	330.8	165.8
Other assets	11.1	11.5
Total assets	$2,678.9	$2,207.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$143.5	$120.8
Accrued expenses	68.0	93.9
Liabilities from price risk management activities	24.2	20.9
Current portion of long-term debt (Note 7)	2.1	3.4
Total current liabilities	237.8	239.0

Long-term debt, less current portion (Note 7)	1,024.2	739.8
Other long-term liabilities	22.7	23.4
Deferred income taxes	20.3	20.6

Partners’ capital (Note 8):
Limited partner unitholders (131,740,895 and 125,795,836 common units issued and outstanding at December 31, 2012 and September 30, 2012, respectively, and 5,882,105 Class B units issued and outstanding at September 30, 2012)	1,113.6	1,046.2
Total Inergy, L.P. partners’ capital	1,113.6	1,046.2
Interest of non-controlling partners in subsidiaries	260.3	138.6
Total partners’ capital	1,373.9	1,184.8
Total liabilities and partners’ capital	$2,678.9	$2,207.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	December 31,
	2012	2011
Revenue:
Retail	$—	$295.0
Marketing, supply and logistics	370.8	314.4
Storage and transportation	67.8	59.2
	438.6	668.6

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	178.8
Marketing, supply and logistics	338.8	295.1
Storage and transportation	19.8	13.9
	358.6	487.8
Expenses:
Operating and administrative	32.5	82.6
Depreciation and amortization	36.3	48.7
Loss on disposal of assets	0.8	1.4
Operating income	10.4	48.1

Other income (expense):
Interest expense, net	(8.1)	(28.0)
Early extinguishment of debt	—	(24.9)
Other income	0.6	1.3
Income (loss) before income taxes	2.9	(3.5)
Provision for income taxes	0.1	0.1
Net income (loss)	2.8	(3.6)
Net income attributable to non-controlling partners	(1.5)	(0.4)
Net income (loss) attributable to partners	$1.3	$(4.0)

Partners' interest information:
Total limited partners’ interest in net income (loss)	$1.3	$(4.0)

Net income (loss) per limited partner unit:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted-average limited partners’ units outstanding (in thousands):
Basic	128,769	122,556
Dilutive units	2,813	—
Diluted	131,582	122,556

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended December 31,
	2012	2011

Net income (loss)	$2.8	$(3.6)
Change in unrealized fair value on cash flow hedges (Note 2)	4.1	(2.6)
Change in Suburban Propane Partners, L.P. units (Note 2)	(0.4)	—
Comprehensive income (loss)	$6.5	$(6.2)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Common Unit Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2012	$1,046.2	$138.6	$1,184.8
Net proceeds from issuance of common units by Inergy Midstream, L.P.	—	224.7	224.7
Net proceeds from common unit options exercised	0.7	—	0.7
Unit-based compensation charges	2.2	0.9	3.1
Retirement of common units	(2.0)	—	(2.0)
Distributions	(36.7)	(7.2)	(43.9)
Gain (loss) on issuance of Inergy Midstream, L.P. units	98.2	(98.2)	—
Change in unrealized fair value on cash flow hedges and change in Suburban Propane Partners, L.P. units	3.7	—	3.7
Net income	1.3	1.5	2.8
Balance at December 31, 2012	$1,113.6	$260.3	$1,373.9

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	December 31,
	2012	2011
Operating activities
Net income (loss)	$2.8	$(3.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	34.8	39.9
Amortization	1.5	8.8
Amortization of deferred financing costs, swap premium and bond discount	3.3	1.5
Unit-based compensation charges	3.1	3.1
Provision for doubtful accounts	0.1	(0.1)
Loss on disposal of assets	0.8	1.4
Deferred income taxes	(0.3)	(0.1)
Early extinguishment of debt	—	8.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(64.9)	(69.5)
Inventories	23.6	56.0
Prepaid expenses and other current assets	1.3	(4.5)
Other assets (liabilities)	0.2	(0.1)
Accounts payable and accrued expenses	8.1	(0.7)
Customer deposits	—	(7.4)
Net liabilities from price risk management activities	13.6	(9.8)
Net cash provided by operating activities	28.0	23.2

Investing activities
Acquisitions, net of cash acquired	(423.4)	(19.8)
Purchases of property, plant and equipment	(52.2)	(57.1)
Proceeds from sale of assets	—	2.7
Net cash used in investing activities	(475.6)	(74.2)
The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions) (unaudited)

	Three Months Ended
	December 31,
	2012	2011
Financing activities
Proceeds from the issuance of Inergy, L.P. long-term debt	$203.2	$577.7
Proceeds from the issuance of Inergy Midstream, L.P. long-term debt	581.1	86.8
Principal payments on Inergy, L.P. long-term debt	(183.5)	(803.2)
Principal payments on Inergy Midstream, L.P. long-term debt	(317.8)	(6.6)
Proceeds from the issuance of promissory note	—	255.0
Principal payment on promissory note	—	(255.0)
Distributions	(36.7)	(83.9)
Distributions paid to non-controlling partners	(7.2)	—
Payments for deferred financing costs	(13.1)	(4.6)
Net proceeds from issuance of Inergy Midstream, L.P. common units	224.7	292.7
Retirement of common units	(2.0)	(1.1)
Net proceeds from Inergy, L.P. common unit options exercised	0.7	0.4
Net cash provided by financing activities	449.4	58.2

Net increase in cash	1.8	7.2
Cash at beginning of period	—	11.5
Cash at end of period	$1.8	$18.7

Supplemental schedule of noncash investing and financing activities
Change in the value of intangible assets and equity	$—	$(3.0)
Net change to property, plant and equipment through accounts payable and accrued expenses	$(15.4)	$(7.0)
Change in the fair value of interest rate swap liability and related long-term debt	$—	$(0.1)

Acquisitions, net of cash acquired:
Current assets	$3.3	$4.7
Property, plant and equipment	100.9	10.5
Intangible assets	157.2	2.0
Goodwill	165.0	3.2
Other assets	—	0.1
Current liabilities	(3.5)	—
Debt	0.5	(0.7)
Total acquisitions, net of cash acquired	$423.4	$19.8

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Partnership Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts of Inergy, L.P. (“Inergy” or "the Company") and its wholly owned subsidiaries, including among others, Inergy Partners, LLC (“Partners”), Tres Palacios Gas Storage LLC ("TPGS"), IPCH Acquisition Corp. (“IPCHA”), Inergy Finance Corp. and Inergy Operations, LLC. The accompanying consolidated financial statements also include the accounts of Inergy's majority-owned subsidiary, Inergy Midstream, L.P. (“Inergy Midstream”), and its wholly-owned subsidiaries.

NRGM GP, LLC Change of Control Event

In connection with the Inergy Midstream initial public offering ("IPO"), Inergy and Inergy Holdings GP, LLC (“Holdings GP”), the indirect owner of Inergy's general partner, entered into a membership interest purchase agreement under which, under certain circumstances, Holdings GP will be required to purchase from Inergy, and Inergy will be required to sell to Holdings GP, all of the membership interests in MGP GP, LLC, the entity that controls Inergy Midstream's general partner, for nominal consideration. MGP GP, LLC is a wholly owned subsidiary of Inergy and the general partner of Inergy Midstream Holdings, L.P., which is the sole member of Inergy Midstream's general partner and direct holder of all of its IDRs. Under the agreement, Holdings GP is required to purchase MGP GP, LLC in the event that (i) a change of control of Inergy occurs at a time when Inergy is entitled to receive less than 50% of all cash distributed with respect to Inergy Midstream's limited partner interests and IDRs or (ii) through dilution or a distribution to the Inergy common unitholders of Inergy's interests in Inergy Midstream, Inergy is entitled to receive less than 25% of all cash distributed with respect to Inergy Midstream's limited partner interests and IDRs.

Nature of Operations

Inergy's financial statements reflect two operating and reporting segments: (i) marketing, supply and logistics operations and (ii) storage and transportation operations. Inergy's marketing, supply and logistics operations provide natural gas liquids ("NGLs") and crude oil marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others that effectively provide flow assurances to our customers. Inergy's marketing, supply and logistics assets primarily includes its West Coast operations, a fleet of 275 tractors and 457 transports managed by a team of experienced employees in the NGL business, and a crude oil loading and storage terminal (the "COLT Hub") that was acquired by Inergy Midstream on December 7, 2012. The historical results of the retail propane operations that were contributed to Suburban Propane Partners, L.P. (“SPH”) on August 1, 2012 are also included in this segment.

Inergy's storage and transportation operations provide natural gas and NGL storage and transportation services to third parties, as well as the production and sale of salt products. Inergy's storage and transportation assets include the Tres Palacios natural gas storage facility in Texas. Through its ownership interest in Inergy Midstream, Inergy has an investment in four natural gas storage facilities in New York (Stagecoach, Thomas Corners, Steuben and Seneca Lake), natural gas transportation assets in New York and Pennsylvania (the North-South Facilities, the MARC I Pipeline, and the East Pipeline), an NGL storage facility in New York (Bath storage facility) and a solution-mining and salt production company in New York (US Salt).

Basis of Presentation

The financial information contained herein as of December 31, 2012, and for the three-month periods ended December 31, 2012 and 2011, is unaudited. Inergy believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Inergy also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

On August 1, 2012, Inergy contributed its retail propane operations to SPH.  ASC 205 requires that in order for a transaction to be considered discontinued operations, the gross cash flows related to the continuing involvement with the discontinued operations must be immaterial. The financial statements do not report the retail propane operations as discontinued as the involvement of Inergy with the retail propane operations subsequent to contribution is expected to be material due to a propane supply arrangement between Inergy and SPH.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2012.

Reclassifications

The consolidated statement of operations for the three months ended December 31, 2011 reflects a reclassification within revenue and a reclassification within cost of product sold to conform to the current period presentation. For the three months ended December 31, 2011, propane and other revenue was $478.7 million and $189.9 million, respectively, and propane and other cost of product sold was $374.4 million and $113.4 million, respectively. These reclassifications had no effect on net income.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized net gains of $2.1 million and $1.0 million in the three months ended December 31, 2012 and 2011, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, Inergy recognized no gain or loss for the three months ended December 31, 2012 and 2011, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and variable interest payments. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner's capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $11.2 million and $14.9 million at December 31, 2012 and September 30, 2012, respectively. Included in accumulated other comprehensive loss at December 31, 2012 was a loss of $3.9 million attributable to commodity instruments, a loss of $6.9 million attributable to interest rate swaps, and a loss of $0.4 million attributable to SPH units. Approximately $3.6 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue Recognition

Sales of NGLs and salt are recognized at the time product is shipped or delivered to the customer depending on the sales terms. NGL processing and fractionation fees are recognized upon delivery of the product. Revenues from the COLT Hub are recognized when the contractual services are provided, such as loading of customer rail cars. Revenues from storage and transportation contracts are recognized during the period in which the storage and transportation services are provided, such as loading of customer rail cars.

Expense Classification

Cost of product sold consists of tangible products sold including NGLs and salt, as well as certain direct costs incurred in providing storage and transportation services (period ended December 31, 2011 also includes costs of tangible product associated with retail propane sales). Operating and administrative expenses consist of all expenses incurred other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales and storage sales but are not included in cost of product sold. These amounts were $35.9 million and $54.1 million for the three months ended December 31, 2012 and 2011, respectively.

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

Inventories

Inventories for marketing, supply and logistics operations, which mainly consist of NGLs, are stated at the lower of cost or market and are computed using the average cost method. These inventories are designated under a fair value hedge program and are consequently marked to market. NGL inventories being hedged and carried at market value at December 31, 2012 and September 30, 2012, amount to $48.4 million and $73.2 million, respectively. Inventories for storage and transportation operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Inergy capitalizes all construction-related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $3.1 million and $3.4 million for the three months ended December 31, 2012 and 2011, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Land, buildings and improvements	15 – 70
Office furniture and equipment	3 – 7
Vehicles	3 – 10
Pipelines	15
Tanks and plant equipment	3 – 30
Base gas	10

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15 - 20
Covenants not to compete	2 - 10
Deferred financing costs	4 - 10

Goodwill

Goodwill is recognized for various acquisitions as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2012. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2012.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income Per Unit

Inergy calculates basic net income per limited partner unit by utilizing the two class method. Diluted net income per limited partner unit is computed by dividing net income by the weighted-average number of units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan and the Class B units. All outstanding Class B units converted to common units during the quarter ended December 31, 2012. No Class B units were outstanding as of December 31, 2012.

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

The amount of compensation expense recorded by the Company was $3.1 million and $3.1 million during the three months ended December 31, 2012 and 2011, respectively.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In determining its operating segments, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 10 for disclosures related to Inergy’s two operating and reporting segments.

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of December 31, 2012, the estimated fair value of Inergy's fixed-rate Senior Notes, based on available trading information, totaled $11.9 million compared with the aggregate principal amount at maturity of $11.5 million. As of December 31, 2012, the estimated fair value of Inergy Midstream's fixed-rate Senior Notes, based on available trading information, totaled $515.3 million compared with the aggregate principal amount at maturity of $500.0 million. The fair value of debt was determined based on market quotes from Bloomberg. This is considered a level 1 pricing source within the fair value hierarchy. At December 31, 2012, Inergy's credit agreement (“Credit Agreement”) consists of a $550 million revolving loan facility (“Revolving Loan Facility”). The carrying value at December 31, 2012, of amounts outstanding under the Credit Agreement of $332.1 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.  At December 31, 2012, Inergy Midstream's $600 million revolving credit facility (“NRGM Credit Facility”) had amounts outstanding of $179.8 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the NRGM Credit Facility. See Note 7 for a discussion of the Company's debt.

Assets and liabilities from price risk management are carried at fair value as discussed in Note 6. At December 31, 2012, the estimated fair value of assets, on a net basis, from price risk management activities amounted to $30.8 million and liabilities, on a net basis, from price risk management amounted to $24.2 million.

Recently Issued Accounting Pronouncements

On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU No. 2011-11.

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at December 31, 2012 and September 30, 2012, respectively (in millions):

	December 31, 2012	September 30, 2012
NGLs	$56.9	$80.8
Parts, supplies and other	6.6	6.3
Total inventory	$63.5	$87.1

Property, plant and equipment consisted of the following at December 31, 2012 and September 30, 2012, respectively (in millions):

	December 31, 2012	September 30, 2012
Plant equipment	$721.1	$619.3
Buildings, land and storage rights	594.9	513.9
Pipelines	578.1	381.3
Vehicles	45.3	44.1
Construction in process	164.7	409.6
Base gas	134.1	134.0
Salt deposits	41.6	41.6
Office furniture and equipment	18.1	16.9
	2,297.9	2,160.7
Less: accumulated depreciation	484.7	450.2
Total property, plant and equipment, net	$1,813.2	$1,710.5

Intangible assets consisted of the following at December 31, 2012 and September 30, 2012, respectively (in millions):

	December 31, 2012	September 30, 2012
Customer accounts	$194.4	$41.2
Covenants not to compete	8.3	4.2
Deferred financing and other costs	27.9	17.1
	230.6	62.5
Less: accumulated amortization	23.7	21.2
Total intangible assets, net	$206.9	$41.3

Note 4 – Business Acquisitions

On December 7, 2012, Inergy Midstream completed the acquisition of 100% of the ownership interest of Rangeland Energy, LLC in exchange for $425 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments. Rangeland Energy, LLC was the owner and operator of the Crude Hub. Concurrently with the closing of the acquisition, Inergy Midstream completed the private placement of $225 million common units and $500 million of senior unsecured notes due 2020. The remaining net proceeds from these offerings were used to repay borrowings under the NRGM Credit Facility.
The primary purpose of this acquisition was to acquire the integrated crude oil loading terminal, storage, and pipeline assets of Rangeland Energy, LLC and its subsidiaries, which are located in Williams County, North Dakota. The COLT Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and a 21-mile bi-directional crude oil pipeline that connects the hub to gathering systems and interstate crude oil pipelines. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

December 7, 2012
Current assets	$3.3
Property, plant and equipment	100.9
Intangible assets	157.2
Total identifiable assets acquired	261.4

Current liabilities	2.9
Total liabilities assumed	2.9

Net identifiable assets acquired	258.5
Goodwill	165.0
Net assets acquired	$423.5
The $165.0 million of goodwill is reflected in Inergy's marketing, supply and logistics segment. Goodwill recognized in the transaction relates primarily to expanding our geographic footprint into a new growing shale play.  The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC ("ICL"). Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $8.9 million, $10.9 million, $10.9 million, $9.8 million, and $9.5 million for the years ended September 30, 2013 through September 30, 2017, respectively.

The following represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the full three-month periods ended December 31, 2012 and 2011 (in millions):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended December 31,
	2012	2011
Revenue	$443.8	$668.6
Net income	$1.3	$(10.2)

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Rangeland Energy, LLC to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the current period.  The purchase price allocation for this acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma are preliminary and subject to change. The entities acquired were development stage entities (as defined by ASC Topic 915, Development Stage Entities) until commencing principal commercial operations in June 2012.

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

Fair Value Hedging Activity

Inergy will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its NGL inventory. These instruments qualify as fair value hedges. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product sold.

A significant amount of inventory held in bulk storage facilities is hedged as it is not expected to be sold in the immediate future and is therefore exposed to fluctuations in commodity prices.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at December 31, 2012 and September 30, 2012, respectively (in millions):

	December 31, 2012		September 30, 2012
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.8	7.8	7.8	9.2
Natural gas (MMBTUs)	13.6	13.6	11.8	11.6

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity and debt derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended December 31,
	2012	2011
Derivatives in fair value hedging relationships:
Commodity (a)	$2.9	$4.3
Debt(b)	—	0.1
Total fair value of derivatives	$2.9	$4.4

	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended December 31,
	2012	2011
Derivatives in fair value hedging relationships:
Commodity (a)	$(0.8)	$(3.3)
Debt(b)	—	(0.1)
Total fair value of derivatives	$(0.8)	$(3.4)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives
	Three Months Ended December 31,
	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$(3.2)
Debt (e)	—	(0.1)
Total fair value of derivatives	$—	$(3.3)

	Amount of Gain (Loss) Reclassified from OCI to Net Income
	Three Months Ended December 31,
	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$(3.4)	$(0.7)
Debt (e)	(0.7)	—
Total fair value of derivatives	$(4.1)	$(0.7)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives and Amount Excluded from Testing
	Three Months Ended December 31,
	2012	2011
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$—
Debt (e)	—	—
Total fair value of derivatives	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended December 31,
	2012	2011
Derivatives not designated as hedging instruments:
Commodity (d)	$5.5	$2.8

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.

(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.

(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.

(d)	The gain (loss) is recognized in cost of product sold.

(e)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in interest expense.

All contracts subject to price risk had a maturity of twenty-six months or less; however, 99% of the contracts expire within twelve months.

Credit Risk

Inherent in the Company's contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2012 and September 30, 2012, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company's derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company's established credit limit with the respective counterparty. If the Company's credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company's credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2012, is $4.0 million for which the Company has posted collateral of $3.0 million and $6.1 million of NYMEX margin deposit in the normal course of business. The Company has received collateral of $9.4 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of December 31, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to heating oil, crude oil, NGLs and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

No changes in valuation techniques were made by the Company during the three months ended December 31, 2012.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012 and September 30, 2012 (in millions):

	December 31, 2012
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$2.5	$40.4	$—	$42.9	$5.7	$37.2	$(12.1)	$30.8
Inventory	—	48.4	—	48.4	—	—	—	48.4
SPH units	5.5	—	—	5.5	—	—	—	5.5
Total assets at fair value	$8.0	$88.8	$—	$96.8	$5.7	$37.2	$(12.1)	$84.7

Liabilities
Liabilities from price risk management	$2.9	$30.2	$—	$33.1	$4.2	$28.9	$(8.9)	$24.2
Interest rate swaps	—	6.8	—	6.8	—	—	—	—
Total liabilities at fair value	$2.9	$37.0	$—	$39.9	$4.2	$28.9	$(8.9)	$24.2

	September 30, 2012
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$2.7	$51.3	$—	$54.0	$9.8	$44.2	$(16.5)	$37.5
Inventory	—	73.2	—	73.2	—	—	—	73.2
SPH units	5.9	—	—	5.9	—	—	—	5.9
Total assets at fair value	8.6	124.5	—	133.1	9.8	44.2	(16.5)	116.6

Liabilities
Liabilities from price risk management	$2.0	$31.1	$—	$33.1	$11.3	$21.8	$(12.2)	$20.9
Interest rate swap	—	7.5	—	7.5	7.5	—	—	7.5
Total liabilities at fair value	$2.0	$38.6	$—	$40.6	$18.8	$21.8	$(12.2)	$28.4

(a)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2012 and September 30, 2012, respectively (in millions):

	December 31, 2012	September 30, 2012

Inergy credit agreement	$332.1	$311.7
Inergy senior unsecured notes	11.5	11.5
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	2.9	3.5
NRGM credit facility	179.8	416.5
NRGM senior unsecured notes	500.0	—
Total debt	1,026.3	743.2
Less: current portion	2.1	3.4
Total long-term debt	$1,024.2	$739.8

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which, at the time, provided borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility and a $75 million working capital credit facility. The Credit Agreement was to mature on November 22, 2013.

On February 2, 2011, Inergy amended and restated the Credit Agreement to add a $300 million term loan facility. The term loan was repaid in full in December 2011 as discussed below. The term loan was to mature on February 2, 2015, and did bear interest, at Inergy's option, subject to certain limitations, at a rate equal to the following:

•
the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.00% to 2.25%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.00% to 3.25%.

On July 28, 2011, Inergy further amended its Credit Agreement to (i) raise the aggregate revolving commitment from $525 million to $700 million with the amount existing as a singular tranche, (ii) reduce the applicable rate on revolving loans and commitment fees, (iii) modify and refresh certain covenants and covenant baskets, and (iv) extend the maturity date from November 22, 2013 to July 28, 2016.

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

At December 31, 2012, the balance outstanding under the Credit Agreement was $332.1 million. At September 30, 2012, the balance outstanding under the Credit Agreement was $311.7 million. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 1.96% and 4.00% at December 31, 2012, and 2.99% and 5.00% at September 30, 2012. Availability under the Credit Agreement amounted to $168.7 million and $184.0 million at December 31, 2012 and September 30, 2012, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $49.2 million and $54.3 million at December 31, 2012 and September 30, 2012, respectively.

At December 31, 2012, Inergy was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Inergy is party to six interest rate swap agreements scheduled to mature in 2016 to hedge its exposure to variable interest payments due under the Credit Agreement. These swap agreements require Inergy to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly. In exchange, the counterparty is required to make quarterly floating interest

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million. These swap agreements have been accounted for as cash flow hedges.

Inergy Midstream

NRGM Credit Facility

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

On April 16, 2012, Inergy Midstream exercised a portion of its accordion feature under the NRGM Credit Facility and increased the loan commitments thereunder by $100 million and as a result, the accordion feature available to Inergy Midstream is now $150 million. The aggregate amount of revolving loan commitments under the NRGM Credit Facility is now $600 million, and can be increased by up to $150 million, subject to the lenders' agreement and the satisfaction of certain conditions.

On November 16, 2012, Inergy Midstream amended its revolving credit facility to, among other things, (i) amend the definition of consolidated EBITDA to include projected consolidated EBITDA attributable to fixed fee contracts acquired in the acquisition of the COLT Hub; (ii) increase the maximum total leverage ratio to 5.50 to 1.0 for any two consecutive fiscal quarters ending on or immediately after the date of the consummation of a permitted acquisition in excess of $50 million; and (iii) add a senior secured leverage ratio of 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt.

At December 31, 2012, the balance outstanding under the NRGM Credit Facility was $179.8 million. At September 30, 2012, the balance outstanding under the NRGM Credit Facility was $416.5 million. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $2.0 million at December 31, 2012. As a result, Inergy Midstream had approximately $418.2 million of remaining capacity at December 31, 2012, subject to compliance with any applicable covenants under such facility.

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

The NRGM Credit Facility requires maintenance of a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.0 (subject to increase to 5.50 to 1.0 following certain permitted acquisitions, as indicated above) and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.0. The NRGM Credit Facility also requires maintenance of a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt.

NRGM Senior Notes

On December 7, 2012, Inergy Midstream and NRGM Finance Corp. (“Finance Corp.” and together with Inergy Midstream, the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “NRGM Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the NRGM Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The NRGM Notes will mature on December 15, 2020. Interest on the NRGM Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The NRGM Notes are guaranteed on a senior unsecured basis by all of Inergy Midstream's existing subsidiaries (other than Finance Corp.) and certain of the Inergy Midstream's future subsidiaries.

The Indenture restricts Inergy Midstream's ability and the ability of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase Inergy Midstream's units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from Inergy Midstream's restricted subsidiaries to Inergy Midstream; (vii) consolidate, merge or transfer all or substantially all of Inergy Midstream's assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries and (x) enter into sale and leaseback transactions. These covenants are subject to a number of important exceptions and qualifications. At any time when the NRGM Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no Default or Event of Default (each as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

Inergy and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the NRGM Credit Facility or the NRGM Notes.

At December 31, 2012, Inergy Midstream was in compliance with the debt covenants in the NRGM Credit Facility and the NRGM Notes.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Partners’ Capital

Class B Units

The Class B units have similar rights and obligations of Inergy common units except that the units will pay distributions in kind rather than in cash for a certain period of time. All of the outstanding Class B units converted into Inergy common units in the first quarter of fiscal 2013. There were no Class B units outstanding as of December 31, 2012. For a complete description of the Class B units, please see the Third Amended and Restated Agreement of Limited Partnership of Inergy, filed on Form 8-K on November 5, 2010.

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distribution for the three months ended December 31, 2012 and 2011, is presented below:

Three Months Ended December 31, 2012
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2012	November 14, 2012	$0.290	$36.4
			$36.4

Three Months Ended December 31, 2011
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2011	November 14, 2011	$0.705	$83.9
			$83.9

On January 25, 2013, Inergy declared a distribution of $0.290 per limited partner unit to be paid on February 14, 2013, to unitholders of record on February 7, 2013 with respect to the first fiscal quarter of 2013. On February 14, 2012, Inergy paid a distribution of $0.705 per limited partner unit to unitholders of record on February 7, 2012 with respect to the first fiscal quarter of 2012.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of NGLs, distillates and natural gas at fixed prices. At December 31, 2012, the total of these firm purchase commitments was $317.2 million, all of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

Inergy and Inergy Midstream have entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I Pipeline. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The MARC I Pipeline, which was placed into service in December 2012, is a 39 mile, 30" bi-directional pipeline that extends between the Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company's 300 Line near its compressor station 319 and Transco's Leidy Line near its compressor station 517, and is capable of providing 550 MMcf/d of firm transportation capacity. At December 31, 2012, the total of Inergy's and Inergy Midstream's storage and transportation operations' firm purchase commitments was approximately $8.4 million, and the majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In June 2010, Inergy Midstream and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”) which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Inergy Midstream entities in the Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I Pipeline, (ii) the Inergy Midstream entities refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, the Inergy Midstream entities breached the letter of intent, and (iii) by refusing to enter into definitive agreements, the Inergy Midstream entities breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko seeks various remedies, including specific performance of the letter of intent and monetary damages.

The Inergy Midstream entities filed an answer to Anadarko's complaint on January 17, 2012 and discovery is ongoing. The Inergy Midstream entities believe that Anadarko's claims are without merit and intends to vigorously defend themselves in the lawsuit. Inergy may be required to indemnify Inergy Midstream for litigation-related costs and damages under the omnibus agreement that governs its relationship with Inergy Midstream and its general partner.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management's estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy's self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. Inergy is liable for the development of claims for its disposed retail propane operations, provided they were reported prior to August 1, 2012. At December 31, 2012 and September 30, 2012, Inergy's self-insurance reserves were $21.2 million and $23.8 million, respectively. The Company estimates that $15.0 million of this balance will be paid subsequent to December 31, 2013. As such, $15.0 million has been classified in other long-term liabilities on the consolidated balance sheets.

Note 10 – Segments

Inergy's financial statements reflect two operating and reporting segments: (i) marketing, supply and logistics operations and (ii) storage and transportation operations. Inergy's marketing, supply and logistics operations provide NGLs and crude oil marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others that effectively provide flow assurances to our customers. Inergy's storage and transportation operations provide natural gas and NGL storage and transportation services to third parties, as well as the production and sale of salt products.

The identifiable assets associated with each reporting segment include accounts receivable and inventories. Goodwill, property, plant and equipment and expenditures for property, plant and equipment are also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the marketing, supply and logistics segment.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy's reporting segments are presented below (in millions):

	Three Months Ended December 31, 2012
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$—	$—	$—	$—	$—
Marketing, supply and logistics revenues	370.8	—	—	—	370.8
Storage and transportation revenues	—	67.8	—	—	67.8
Gross profit (excluding depreciation and amortization)	32.0	48.0	—	—	80.0
Identifiable assets	235.9	29.3	—	—	265.2
Goodwill	168.8	141.8	—	20.2	330.8
Property, plant and equipment	455.7	1,835.3	—	6.9	2,297.9
Expenditures for property, plant and equipment	2.9	33.9	—	—	36.8

	Three Months Ended December 31, 2011
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$295.0	$—	$—	$—	$295.0
Marketing, supply and logistics revenues	314.8	—	(0.4)	—	314.4
Storage and transportation revenues	—	59.2	—	—	59.2
Gross profit (excluding depreciation and amortization)	135.5	45.3	—	—	180.8
Identifiable assets	370.5	28.6	—	—	399.1
Goodwill	339.2	141.8	—	20.2	501.2
Property, plant and equipment	1,083.5	1,575.5	—	12.5	2,671.5
Expenditures for property, plant and equipment	8.2	41.8	—	0.1	50.1

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

The tables below present condensed consolidated financial statements for Inergy (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of December 31, 2012 and September 30, 2012, and for the three months ended December 31, 2012 and 2011. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$1.7	$—	$—	$1.8
Accounts receivable	—	178.5	23.2	—	201.7
Inventories	—	57.4	6.1	—	63.5
Other	—	40.2	9.7	—	49.9
Total current assets	0.1	277.8	39.0	—	316.9

Property, plant and equipment, net	—	831.4	981.8	—	1,813.2
Goodwill and intangible assets, net	20.2	60.3	457.2	—	537.7
Investment in subsidiary	1,468.7	—	—	(1,468.7)	—
Other assets	—	8.3	2.8	—	11.1
Total assets	$1,489.0	$1,177.8	$1,480.8	$(1,468.7)	$2,678.9

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$139.3	$4.2	$—	$143.5
Other	2.0	53.5	38.8	—	94.3
Total current liabilities	2.0	192.8	43.0	—	237.8

Long-term liabilities:
Long-term debt, less current portion	346.3	(0.1)	678.0	—	1,024.2
Other long-term liabilities	27.1	15.1	0.8	—	43.0
Total long-term liabilities	373.4	15.0	678.8	—	1,067.2

Partners' capital	1,113.6	970.0	498.7	(1,468.7)	1,113.6
Interest of non-controlling partners in subsidiary	—	—	260.3	—	260.3
Total partners' capital	1,113.6	970.0	759.0	(1,468.7)	1,373.9
Total liabilities and partners' capital	$1,489.0	$1,177.8	$1,480.8	$(1,468.7)	$2,678.9

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended December 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$—	$—	$—	$—
Marketing, supply and logistics	—	368.0	2.8	—	370.8
Storage and transportation	—	23.6	47.6	(3.4)	67.8
	—	391.6	50.4	(3.4)	438.6

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	—	—	—	—
Marketing, supply and logistics	—	338.5	0.3	—	338.8
Storage and transportation	—	12.6	10.6	(3.4)	19.8
	—	351.1	10.9	(3.4)	358.6

Expenses:
Operating and administrative	—	20.8	11.7	—	32.5
Depreciation and amortization	—	21.1	15.2	—	36.3
Loss on disposal of assets	—	0.2	0.6	—	0.8
Operating income	—	(1.6)	12.0	—	10.4

Other income (expense):
Interest expense, net	(2.6)	—	(5.5)	—	(8.1)
Early extinguishment of debt	—	—	—	—	—
Gain on disposal of retail propane operations	—	—	—	—	—
Loss on Suburban Propane Partners, L.P. units	—	—	—	—	—
Other income	—	0.6	—	—	0.6
Equity in net income of subsidiary	5.4	—	—	(5.4)	—
Income (loss) before income taxes	2.8	(1.0)	6.5	(5.4)	2.9
Provision for income taxes	—	0.1	—	—	0.1
Net income (loss)	2.8	(1.1)	6.5	(5.4)	2.8
Net income attributable to non-controlling partners in subsidiary	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to partners	$2.8	$(1.1)	$5.0	$(5.4)	$1.3

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended December 31, 2011
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$295.0	$—	$—	$295.0
Marketing, supply and logistics	—	314.4	—	—	314.4
Storage and transportation	—	14.4	46.8	(2.0)	59.2
	—	623.8	46.8	(2.0)	668.6

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	178.8	—	—	178.8
Marketing, supply and logistics	—	295.1	—	—	295.1
Storage and transportation	—	4.8	11.1	(2.0)	13.9
	—	478.7	11.1	(2.0)	487.8

Expenses:
Operating and administrative	—	76.5	6.1	—	82.6
Depreciation and amortization	—	36.7	12.0	—	48.7
Loss on disposal of assets	—	1.4	—	—	1.4
Operating income	—	30.5	17.6	—	48.1

Other income (expense):
Interest expense, net	(28.0)	—	—	—	(28.0)
Early extinguishment of debt	(24.9)	—	—	—	(24.9)
Other income	—	1.3	—	—	1.3
Equity in net income of subsidiary	49.3	—	—	(49.3)	—
Income (loss) before income taxes	(3.6)	31.8	17.6	(49.3)	(3.5)
Provision for income taxes	—	0.1	—	—	0.1
Net income (loss)	(3.6)	31.7	17.6	(49.3)	(3.6)
Net income attributable to non-controlling partners in subsidiary	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to partners	$(3.6)	$31.7	$17.2	$(49.3)	$(4.0)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended December 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	2.8	(1.1)	6.5	(5.4)	2.8
Change in unrealized fair value on cash flow hedges	0.7	3.4	—	—	4.1
Change in Suburban Propane Partners, L.P. units	(0.4)	—	—	—	(0.4)
Comprehensive income (loss)	3.1	2.3	6.5	(5.4)	6.5

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended December 31, 2011
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	(3.6)	31.7	17.6	(49.3)	(3.6)
Change in unrealized fair value on cash flow hedges	(0.1)	(2.5)	—	—	(2.6)
Comprehensive income (loss)	(3.7)	29.2	17.6	(49.3)	(6.2)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended December 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$5.8	$22.2	$—	$28.0

Cash flows from investing activities
Acquisitions, net of cash acquired	—	0.1	(423.5)	—	(423.4)
Purchases of property, plant and equipment	—	(8.6)	(43.6)	—	(52.2)
US Salt, LLC contribution, net	—	—	—	—	—
Payments associated with the disposal of retail propane operations	—	—	—	—	—
Other	—	—	—	—	—
Net cash used in investing activities	—	(8.5)	(467.1)	—	(475.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	203.2	581.1	—	784.3
Principal payments on long-term debt	—	(183.5)	(317.8)	—	(501.3)
Distributions paid	(59.2)	(36.7)	(22.8)	82.0	(36.7)
Distributions paid to non-controlling partners	—	—	(7.2)	—	(7.2)
Distributions received	59.2	22.8	—	(82.0)	—
Net proceeds from the issuance of common units	—	—	224.7	—	224.7
US Salt, LLC contribution, net	—	—	—	—	—
Other	(2.8)	1.5	(13.1)	—	(14.4)
Net cash provided by (used in) financing activities	(2.8)	7.3	444.9	—	449.4

Net increase (decrease) in cash	(2.8)	4.6	—	—	1.8
Cash at beginning of period	2.9	(2.9)	—	—	—
Cash at end of period	$0.1	$1.7	$—	$—	$1.8

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended December 31, 2011
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$(8.7)	$31.9	$—	$23.2

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(19.8)	—	—	(19.8)
Purchases of property, plant and equipment	—	(17.7)	(39.4)	—	(57.1)
Other	—	2.7	—	—	2.7
Net cash used in investing activities	—	(34.8)	(39.4)	—	(74.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	255.0	577.7	341.8	—	1,174.5
Principal payments on long-term debt	(255.0)	(548.2)	(516.6)	—	(1,319.8)
Distributions paid	(202.1)	(83.9)	(118.2)	320.3	(83.9)
Distributions received	202.1	118.2	—	(320.3)	—
Net proceeds from the issuance of common units	—	—	292.7	—	292.7
Other	—	(13.2)	7.9	—	(5.3)
Net cash provided by financing activities	—	50.6	7.6	—	58.2

Net increase in cash	—	7.1	0.1	—	7.2
Cash at beginning of period	3.0	8.5	—	—	11.5
Cash at end of period	$3.0	$15.6	$0.1	$—	$18.7

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On January 25, 2013, Inergy declared a distribution of $0.290 per limited partner unit to be paid on February 14, 2013, to unitholders of record on February 7, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy, L.P. for the fiscal year ended September 30, 2012. Unless the context indicates otherwise, the terms “Inergy,” “we,” “us,” “our,” “ours” and similar terms refer to Inergy, L.P. and its subsidiaries.

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that Inergy Midstream will grow its business in the near term through both organic growth projects and acquisitions; (ii) our belief  that anticipated cash from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our liquidity needs for the foreseeable future; (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows; (iv) our expectation to grow our Tres Palacios operations through development projects, such as the Copano header extension project, (v) our belief that Inergy Midstream's pipelines and storage assets will continue to benefit from the development of the Marcellus shale as a significant supply basin; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to successfully implement our business plan for our assets and operations;

•	governmental legislation and regulations;

•	industry factors that influence the supply of, and demand for, crude oil, natural gas and NGLs;

•	weather conditions;

•	industry factors that influence the demand for natural gas and NGL storage and transportation capacity, particularly in the Northeast and Texas markets;

•	industry factors that influence the demand for crude oil loading and storage services in the Bakken;

•	economic conditions;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	costs or difficulties related to the integration of our existing businesses and acquisitions;

•	environmental claims;

•	operating hazards and other risks incidental to transporting and storing crude oil, natural gas and NGLs;

•	interest rates; and

•	the price and availability of debt and equity financing.

Overview

We are a publicly-traded master limited partnership that owns and operates energy midstream infrastructure and a marketing, supply and logistics business. We own and operate the Tres Palacios natural gas storage facility in Texas; a proprietary NGL business that specializes in providing supply, logistics and marketing services predominantly to producers and refiners; and approximately 66% ownership interest in Inergy Midstream, a publicly-traded, growth-oriented master limited partnership with midstream assets located in the Northeast region of the United States and in North Dakota.

Our Company

We are a midstream energy company with significant investments in the crude oil, natural gas and NGL sectors of the energy value chain. Our Tres Palacios facility is located near the liquids-rich Eagle Ford shale and Texas demand markets, and through Inergy Midstream, we have significant investments in natural gas storage and transportation facilities located near the Marcellus shale and the Northeast demand market, and crude oil loading and storage facilities located in the heart of the

Bakken shale. We believe our marketing, supply and logistics business complements our infrastructure investments, and the combination of the expertise and proprietary knowledge developed by our marketing, supply, transportation and risk management professionals and our fleet of transportation assets provides a competitive advantage over our competitors. Inergy Midstream's acquisition of the COLT Hub assets in December 2012 is a natural extension of our refinery and producer-services business, expands Inergy Midstream's shale-focused infrastructure portfolio and diversifies Inergy Midstream's revenue mix.
Our primary business objective is to increase the cash distributions that we pay to our unitholders by growing our investment in Inergy Midstream and, to a lesser extent, growing our Texas infrastructure footprint and our marketing, supply and logistics business. We intend to position Inergy Midstream to be able to increase its cash distributions by providing strong general partner support (including, if applicable, selling assets to Inergy Midstream) and using it as the primary vehicle through which we grow our midstream business. We expect to grow our Tres Palacios operations through development projects, such as the Copano header extension project, and we believe the facility's strategic location to the Eagle Ford shale play and interconnections with 10 interstate and intrastate pipelines will allow us to capture greater revenue opportunities as natural gas prices and volatility increase. We anticipate growing our marketing, supply, and logistics business by continuing to leverage our industry knowledge, expertise and relationships to develop and harvest business opportunities, including opportunities involving the COLT Hub, and to expand our service offerings.

Our business segments include (i) storage and transportation, which includes our Tres Palacios natural gas storage facility and Inergy Midstream's natural gas and NGL storage and transportation assets (discussed below), and (ii) marketing, supply and logistics reporting segment, which includes our NGL business and Inergy Midstream's COLT Hub (discussed below). The cash flows from our Tres Palacios facility are predominantly fee-based under one to three year contracts with creditworthy counterparties. The cash flows from our NGL business represent sales to creditworthy customers typically under contracts that are less than one year in duration, and these cash flows tend to be seasonal in nature due to our customer profiles and their tendencies to purchase NGLs during peak winter periods.

Our natural gas storage revenues are driven in large part by competition and demand for our storage capacity and deliverability, although demand for firm storage service in Texas remains depressed due to low natural gas prices and low seasonal spreads. Our NGL business revenues are driven in large part by our ability to optimize NGL assets that we own or control, and provide services to producers, refiners and other customers which effectively provide flow assurance to our customers. These services offer customers certainty of NGL and crude oil supply volumes flowing without interruption and at attractive economic value.

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

With respect to market trends, the assets comprising our storage and transportation segment (including the infrastructure assets of Inergy Midstream) could be negatively affected in the long term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for crude oil, natural gas and NGLs, all of which are beyond our control and could impair our ability to meet our long-term goals. At the same time, we believe that the contractual fee-based nature of these assets should help to reduce this risk. Development projects over the past few years have also been exposed to increased cost pressures associated with a shortage availability of skilled labor and the pricing of materials, even though we have seen some of these pressures begin to decrease in certain geographic areas. Moreover, although it has become more difficult to obtain the authorizations required to develop or expand natural gas and NGL infrastructure, we remain confident that the incremental time and money required to pursue and complete market-driven facilities will deliver meaningful value to our unitholders. The regulatory environment, combined with the location of our assets relative to both high-demand markets and prolific shale basins, effectively provides a significant barrier to entry that other market participants may find difficult to overcome.

Inergy Midstream

Inergy Midstream is a predominantly fee-based, growth-oriented limited partnership that develops, acquires, owns and operates midstream energy assets. It owns and operates natural gas and NGL storage and transportation facilities, the COLT Hub and a salt production business. Inergy Midstream owns and operates four natural gas storage facilities that have an aggregate working gas storage capacity of approximately 41.0 Bcf; natural gas pipeline facilities with 905 MMcf/d of transportation capacity; a 1.5 million barrel NGL storage facility; the COLT Hub; and US Salt, a leading solution mining and salt production company.

Inergy Midstream's primary business objective is to increase the cash distributions that it pays to unitholders by growing its business through the development, acquisition and operation of additional midstream assets near production and demand centers. An integral part of its growth strategy is the continued development of Inergy Midstream's platform of interconnected natural gas assets in the Northeast that can be operated as an integrated storage and transportation hub. For example, because Inergy Midstream believes that storage and transportation customers value operating flexibility, it expects to increase the interconnectivity between its natural gas assets and third-party pipelines, thereby resulting in increased demand for its services. Its growth strategy is expected to reflect Inergy Midstream's desire to diversify its operations, in terms of both its geographic footprint and the type of midstream services it provides to customers. The acquisition of the COLT Hub in December 2012 diversifies Inergy Midstream's cash flow and expands its geographic footprint.

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

Inergy Midstream's operations include (i) the storage and transportation of natural gas and NGLs, (ii) US Salt's production and wholesale distribution of evaporated salt products, and (iii) the loading, storage and transportation operations conducted at or through the COLT Hub. The cash flows from its storage and transportation operations are predominantly fee-based under one to ten year contracts with creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations. The cash flows from its salt operations represent sales to creditworthy customers typically under contracts that are less than one year in duration, and these cash flows tend to be relatively stable and not subject to seasonal or cyclical variation due to the use of, and demand for salt products in everyday life. The cash flows from its crude oil segment are predominantly fee-based under multi-year contracts with creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

The majority of Inergy Midstream's operating cash flows are generated by its natural gas storage operations. Its natural gas storage revenues are driven in large part by competition and demand for storage capacity and deliverability. Demand for storage in the Northeast is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum-based fuels. Due to the high percentage of its cash flows generated by its natural gas storage operations, Inergy Midstream has attempted to diversify its asset base recently by developing natural gas transportation and NGL storage assets and acquiring the COLT Hub.

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

How We Evaluate Our Operations

We evaluate our business performance on the basis of the following key measures:

•	cash available for distribution to our unitholders;

•	distributions received from Inergy Midstream;

•	revenues derived from our Tres Palacios natural gas storage facility;

•	gross profit (excluding depreciation and amortization) derived from our marketing, supply and logistics business;

•	EBITDA and Adjusted EBITDA.

We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The following table summarizes the consolidated statement of operations components for the three months ended December 31, 2012 and 2011, respectively (in millions):

	Three Months Ended December 31,		Change
	2012	2011	In Dollars	Percentage
Revenue	$438.6	668.6	(230.0)	(34.4)%
Cost of product sold	358.6	487.8	(129.2)	(26.5)
Gross profit (excluding depreciation and amortization)	80.0	180.8	(100.8)	(55.8)
Operating and administrative expenses	32.5	82.6	(50.1)	(60.7)
Depreciation and amortization	36.3	48.7	(12.4)	(25.5)
Loss on disposal of assets	0.8	1.4	(0.6)	(42.9)
Operating income (loss)	10.4	48.1	(37.7)	78.4
Interest expense, net	(8.1)	(28.0)	19.9	71.1
Early extinguishment of debt	—	(24.9)	24.9	100.0
Other income	0.6	1.3	(0.7)	(53.8)
Income (loss) before income taxes	2.9	(3.5)	6.4	182.9
Provision for income taxes	0.1	0.1	—	—
Net income (loss)	2.8	(3.6)	6.4	177.8
Net (income) loss attributable to non-controlling partners	(1.5)	(0.4)	(1.1)	(275.0)
Net income (loss) attributable to partners	$1.3	$(4.0)	$5.3	132.5%

Volume. We did not report retail gallons sold for the three months ended December 31, 2012, compared to 89.3 million retail gallons sold during the three months ended December 31, 2011 due to the contribution of our retail business to Suburban Propane Partners, L.P. (“SPH”) on August 1, 2012. Gallons sold or processed related to our marketing, supply and logistics business increased 172.5 million gallons, or 76.9%, to 396.9 million gallons in the three months ended December 31, 2012, from 224.4 million gallons in the same three-month period in 2011.  This increase in gallons sold or processed was driven by an increase relating to gallons sold to new and existing customers, including volumes sold to SPH, and an increase in Y-grade sales during the three months ended December 31, 2012 as a result of increased production at certain facilities for which we marketed 100% of the production during both the three months ended December 31, 2012 and 2011, respectively. Also contributing to this increase was higher throughput and fractionated volumes processed at our West Coast NGL operations of approximately 70.1 million gallons, which was partially a result of operational expansion of that facility in fiscal 2012.

For our storage and transportation business, the available capacity at Inergy Midstream's Stagecoach, Steuben and Thomas Corners storage facilities was 100% sold on a firm basis during the three month periods ended December 31, 2012 and 2011, respectively. The Seneca Lake storage facility was 100% and 72% contracted on a firm basis during the three months ended December 31, 2012 and 2011, respectively. The MARC I Pipeline, which was placed into service on December 1, 2012, was 82% contracted during the period in which it was in service and the Bath NGL storage facility was approximately 100% contracted (for storage or forward sales) during both the three month periods ended December 31, 2012 and 2011, respectively. Our Tres Palacios storage facility was approximately 53% contracted on a firm basis (87% and 83% contracted on a firm and interruptible basis) during the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, 59% of the COLT Hub's rail loading capacity (or, giving effect to contracted throughput increases described below, 89%) was sold under long-term take-or-pay contracts with minimum throughput commitments.  A majority of customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

Revenues. Revenues for the three months ended December 31, 2012, were $438.6 million, a decrease of $230.0 million, or 34.4%, from $668.6 million during the same three-month period in 2011.

We did not report revenue from retail sales for the three months ended December 31, 2012, compared to $295.0 million during the same three-month period in 2011 due to the contribution of our retail business to SPH on August 1, 2012. As a result, there were no retail revenues for the current year period.

Marketing, supply and logistics revenues were $370.8 million for the three months ended December 31, 2012, an increase of $56.4 million, or 17.9%, from $314.4 million during the same three-month period in 2011. This increase was driven by several factors, including the following: (i) an increase of $116.2 million resulting from increased volumes sold to new and existing marketing customers, including SPH, and increased natural gas liquid gallons sold or processed at our West Coast NGL operations; (ii) an increase in Y-grade sales of $15.8 million during the three months ended December 31, 2012 as a result of increased production at certain facilities for which we marketed 100% of the production; (iii) an increase of approximately $9.2 million arising from acquisition related revenues; and (iv) an increase of approximately $5.8 million in our legacy transportation business, a portion of which related to additional sales to SPH after the close of the contribution of our retail propane business to SPH and a portion related to increased shale activity, including the Marcellus and Utica shales. These increases were partially offset by a decrease of $90.6 million due to lower commodity market prices during the three months ended December 31, 2012 compared to the same prior year period.

Revenues from storage and transportation were $67.8 million for the three months ended December 31, 2012, an increase of $8.6 million or 14.5% from $59.2 million during the same three-month period in 2011. Storage and transportation revenues increased $2.8 million and $1.8 million, respectively, due to the placement into service of the MARC I Pipeline and North-South Facilities. Additionally, revenues at Tres Palacios increased $1.3 million due to an increase in demand for hub services at the facility partially offset by a decrease in firm storage services related to non-renewal of certain firm storage contracts. Revenues also increased approximately $8.5 million due to higher commodity sales at the Bath facility. These increases in storage and transportation revenues were partially offset by a $4.0 million reduction derived from changes in the amount of capacity held on TGP's 300 Line and a $1.8 million decrease arising from lesser interruptible wheeling services, lower storage revenues at certain of our storage facilities and a reduction in salt revenues.

Cost of Product Sold. Cost of product sold for the three months ended December 31, 2012, was $358.6 million, a decrease of $129.2 million, or 26.5%, from $487.8 million during the same three-month period in 2011.

We did not report retail cost of product sold for the three months ended December 31, 2012, compared to $178.8 million during the same three-month period in 2011 due to the contribution of our retail business as discussed above.

Marketing, supply and logistics cost of product sold was $338.8 million for the three months ended December 31, 2012, an increase of $43.7 million, or 14.8%, from $295.1 million during the same three-month period in 2011. Costs increased approximately $128.7 million due to the higher sales volumes discussed above related to additional volumes sold to new and existing marketing customers, including SPH, and increased volume sold or processed at our West Coast NGL operations and the Y-Grade business at certain production facilities. Also contributing to the higher cost of product sold were costs related to acquisitions of $4.8 million and higher costs in our transportation business of $3.2 million related to the increased trucking business as discussed above. These increases were partially offset by a $93.0 million decrease due to lower commodity purchase prices during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Storage and transportation cost of product sold was $19.8 million for the three months ended December 31, 2012, an increase of $5.9 million or 42.4% from $13.9 million during the same three-month period in 2011. Storage and transportation cost of product sold increased approximately $5.7 million primarily as a result of commodity sold from the Bath facility as discussed above. Also contributing to the increase was higher power costs at the Tres Palacios facility, which were directly related to the increased hub services as discussed above.

Our retail and marketing, supply and logistics cost of product sold consists primarily of tangible products sold including all propane, distillates and other NGLs sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $3.3 million and $19.2 million for the three months ended December 31, 2012 and 2011, respectively. In addition, the depreciation expense associated with the delivery vehicles, customer tanks and other plant equipment is reported within depreciation and amortization expense and amounted to $12.0 million and $17.1 million for the three months ended December 31, 2012 and 2011, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold. The decrease in these costs compared to the prior period is primarily due to the contribution of our retail propane operations to SPH on August 1, 2012.

Our storage and transportation cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage and pipeline transportation services amounted to $19.1 million and $16.9 million for the three months ended December 31, 2012 and 2011, respectively. Vehicle costs and wages for personnel directly involved in providing storage and pipeline transportation services amounted to $1.5 million and $0.9 million for the three months ended December 31, 2012 and 2011, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the three months ended December 31, 2012, was $80.0 million, a decrease of $100.8 million, or 55.8%, from $180.8 million during the same three-month period in 2011.

There was no retail gross profit for the three months ended December 31, 2012, compared to $116.2 million during the same three-month period in 2011 due to the contribution of our retail business in fiscal 2012 as further discussed above.

Marketing, supply and logistics gross profit was $32.0 million for the three months ended December 31, 2012, an increase of $12.7 million, or 65.8%, from $19.3 million during the same three-month period in 2011. Marketing, supply and logistics gross profit increased $3.3 million due to the increased marketing, supply and West Coast sales volumes as further discussed above and $2.4 million as a result of higher average margins. Also contributing to higher gross profit were acquisitions and increased volumes in our trucking business, which contributed approximately $4.4 million and $2.6 million, respectively.

Storage and transportation gross profit was $48.0 million for the three months ended December 31, 2012, an increase of $2.7 million or 6.0% from $45.3 million during the same three-month period in 2011. Storage and transportation gross profit increased $2.8 million primarily due to commodity sales at the Bath facility as further discussed above, partially offset by slightly lower gross profit for other storage and transportation businesses.

Operating and Administrative Expenses.  Operating and administrative expenses were $32.5 million for the three months ended December 31, 2012, compared to $82.6 million for the three months ended December 31, 2011, a decrease of $50.1 million, or 60.7%.  This decrease was primarily due to the contribution of our retail business in fiscal 2012 as further discussed above. Partially offsetting this decrease was a $2.8 million increase in transaction costs primarily from the acquisition of the COLT Hub and an increase of $2.1 million due to acquisitions.

Depreciation and Amortization. Depreciation and amortization was $36.3 million for the three months ended December 31, 2012, compared to $48.7 million during the three months ended December 31, 2011. This $12.4 million, or 25.5%, decrease was primarily due to the contribution of our retail business in fiscal 2012 as further discussed above. Partially offsetting this decrease was an increase related to acquisitions and the placing of Inergy Midstream assets into service during the three months ended December 31, 2012.

Interest Expense. Interest expense was $8.1 million for the three months ended December 31, 2012, compared to $28.0 million during the three months ended December 31, 2011. This $19.9 million, or 71.1%, decrease was due to a decline in average outstanding borrowings and average interest rate incurred, both due primarily to debt retired in conjunction with the contribution of our retail business in fiscal 2012. Additionally, during the three months ended December 31, 2011 and 2011, we capitalized $3.1 million and $3.4 million, respectively, of interest related to certain capital improvement projects in our storage and transportation segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the three months ended December 31, 2012, we did not incur any costs associated with the early extinguishment of debt. During the three months ended December 31, 2011, we paid in full the $300 million balance outstanding on our term loan facility, tendered substantially all the $95 million outstanding on our 2015 senior notes and tendered for $150 million of the $750 million outstanding on our 2021 senior notes. The loss associated with the above described transactions amounted to $24.9 million and was primarily related to the tender premiums and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes.  The provision for income taxes for three months ended December 31, 2012, was $0.1 million compared to $0.1 million for the three months ended December 31, 2011. The provision for income taxes for the three months ended December 31, 2012, was composed of $0.4 million of current income tax expense partially offset by $0.3 million of deferred income tax benefit.

Net Income (Loss). Net income was $2.8 million for the three months ended December 31, 2012, compared to a net loss of $(3.6) million for the three months ended December 31, 2011. The $6.4 million increase in net income was primarily attributable to a $24.9 million decrease in charges related to the early extinguishment of debt, a $19.9 million decrease in interest expense and the lower operating and administrative expenses and depreciation and amortization primarily resulting from the contribution of our retail business in fiscal 2012 as further discussed above, partially offset by a decrease in gross profit resulting from the contribution of our retail operations.

Net (Income) Loss Attributable to Non-Controlling Partners. The earnings of non-controlling partners of $1.5 million and for the three months ended December 31, 2012, solely relates to an approximate 34% minority interest in Inergy Midstream's net income. The net income attributable to non-controlling interest for the three months ended December 31, 2011 of $0.4 million solely related to the 24.8% minority interest in Inergy Midstream's net income for the ten day period from the closing of Inergy Midstream's IPO to the end of the quarter.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the three months ended December 31, 2012 and 2011, respectively (in millions):

	Three Months Ended December 31,
	2012	2011
EBITDA:
Net income (loss)	$2.8	$(3.6)
Interest expense, net	8.1	28.0
Early extinguishment of debt	—	24.9
Provision for income taxes	0.1	0.1
Depreciation and amortization	36.3	48.7
EBITDA	$47.3	$98.1
Non-cash loss on derivative contracts	3.4	0.1
Long-term incentive and equity compensation expense	3.1	3.1
Loss on disposal of assets	0.8	1.4
Transaction costs	2.8	—
Adjusted EBITDA	$57.4	$102.7

	Three Months Ended December 31,
	2012	2011
EBITDA:
Net cash provided by operating activities	$28.0	$23.2
Net changes in working capital balances	18.1	36.0
Non-cash early extinguishment of debt	—	(8.3)
Provision for doubtful accounts	(0.1)	0.1
Amortization of deferred financing costs, swap premium and net bond discount	(3.3)	(1.5)
Long-term incentive and equity compensation expense	(3.1)	(3.1)
Loss on disposal of assets	(0.8)	(1.4)
Deferred income tax	0.3	0.1
Interest expense, net	8.1	28.0
Early extinguishment of debt	—	24.9
Provision for income taxes	0.1	0.1
EBITDA	$47.3	$98.1
Non-cash loss on derivative contracts	3.4	0.1
Long-term incentive and equity compensation expense	3.1	3.1
Loss on disposal of assets	0.8	1.4
Transaction costs	2.8	—
Adjusted EBITDA	$57.4	$102.7

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

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $28.0 million and $23.2 million for the three-month periods ending December 31, 2012 and 2011, respectively. The $4.8 million increase in operating cash flows was primarily attributable to a decrease of $16.6 million in cash cost of early extinguishment of debt, a $25.2 million decrease in cash interest expense and a $50.1 million decline in cash operating expenses. These increases in operating cash flows were offset by a $100.8 million decline in gross profit. The remainder of the increase in operating cash flows was attributable to other changes in working capital items, including the timing of payments on payables and the collection of receivables.

Net investing cash outflows were $475.6 million and $74.2 million for the three-month periods ending December 31, 2012 and 2011, respectively. Net cash outflows were primarily impacted by a $403.6 million increase in cash outlays related to acquisitions as well as a $2.7 million decrease in proceeds from the sale of assets, partially offset by a $4.9 million decrease in capital expenditures.

Net financing cash inflows were $449.4 million and $58.2 million for the three-month periods ending December 31, 2012 and 2011, respectively. The net change was primarily impacted by a $428.3 million increase in net borrowings along with a $47.2 million decrease in distributions. Partially offsetting these increases was a decrease of $68.0 million in net proceeds from the issuance of Inergy Midstream common units.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. We have identified capital expansion project opportunities in our storage and transportation operations. As of December 31, 2012, we have firm purchase commitments totaling approximately $0.5 million related to certain of our growth projects, and Inergy Midstream has firm purchase commitments totaling approximately $7.9 million related to certain of its growth projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at our discretion. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings.

See Note 7 for a description of our Credit Agreement, the NRGM Credit Facility and the NRGM Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a revolving line of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2012, we had floating rate obligations totaling $107.1 million borrowed under our revolving line of credit (net of certain interest rate swaps, which convert our revolving line of credit to a fixed rate). Inergy Midstream also has a revolving credit facility subject to the risk of loss associated with movements in interest rates. At December 31, 2012, Inergy Midstream had floating rate obligations totaling $179.8 million. Floating rate obligations expose us and Inergy Midstream to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2012 levels, our interest expenditures would change by a total of approximately $1.1 million per year. If the floating rate of Inergy Midstream's revolving line of credit were to fluctuate by 100 basis points from December 2012 levels, Inergy Midstream's interest expense would change by approximately $1.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in our marketing, supply and logistics business are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2012 and 2011, were energy marketers, propane retailers, resellers, and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2012, and September 30, 2012, were assets of $30.8 million and $37.5 million, respectively, and liabilities of $24.2 million and $20.9 million, respectively.

We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models on a quarterly basis.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.3 million change in the market value of the contracts as there were 3.1 million gallons of net unbalanced positions at December 31, 2012.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level. There have been no changes in our internal control over financial reporting except as discussed below (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2013, we completed the acquisition of the COLT Hub. See Note 4 “Business Acquisitions” for a discussion of the acquisition and related financial data.

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

In addition to the risk factors disclosed in "Item 1A, Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, we have the following risk factors related to the acquisition of the COLT Hub.

Our profitability depends on the volume of crude oil handled by the COLT Hub.

The COLT Hub is located in the heart of the Bakken shale oil-producing play and generates fee-based revenues under multiyear contracts by providing crude oil storage, transportation and terminal services, including rail loading and truck loading/unloading services.  A material decrease in crude oil production or refining, as a result of depressed commodity prices, natural decline rates attributable to oil reservoirs, a decrease in exploration and development activities or otherwise, could adversely impact Inergy Midstream's ability to execute or renew contracts with customers and, in turn, result in a decline in the volume of crude oil processed by the COLT Hub.  Our profitability could be materially impacted by a decline in the volume of crude oil loaded, stored or transported by the COLT Hub.

Demand for crude oil is dependent upon numerous factors, including price, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could impact demand.  Fluctuations in demand for crude oil, such as fluctuations caused by refinery downtime or shutdown, can have a negative effect on our operating results.  Reduced demand in the Bakken play can negatively affect the throughput on the COLT Hub.  In addition, the crude oil volumes that support the COLT Hub are dependent on the level of product from crude oil wells in the Williston basin (including the Bakken and Three Fork plays).  We have no control over the level of drilling or production activity in these plays, the amount of reserves in these plays, or the rate at which production will decline in these plays.  Sustained reductions in exploration or production activity in the Bakken, or in the price of Bakken crude oil relative to crude oil from other production basins or plays, could lead to reduced utilization of the COLT Hub.

The COLT Hub faces intense competition.

Competitors of the COLT Hub primarily include crude oil pipelines, independent terminal developers, and other midstream companies of varying sizes, financial resources and experience. Certain competitors have capital resources many times greater than ours and control (or otherwise have access to) greater volumes of crude oil.

Pipelines are generally the lowest-cost method for shipping crude oil, whereas rail can provide a cost-efficient alternative for transporting crude oil over long distances and trucks are typically limited to short-haul movements due to significant cost escalation with distance.  Today, inadequate pipeline infrastructure exists to cost-effectively transport Bakken crude oil supplies to premium demand markets along the East and West coasts.  Rail primarily bridges the gap created by this takeaway capacity constraint and, in this regard, rail plays a critical role in the overall transportation solution designed to move these crude oil supplies to market.  As additional crude oil pipelines are constructed over time, pipelines may displace rail as the preferred long-haul option for moving Bakken crude oil to premium demand markets.  If the crude oil pipelines required to alleviate the existing infrastructure constraints develop sooner than anticipated (in turn displacing the demand for rail takeaway capacity sooner than expected), then the volumes of crude oil transported, stored and loaded through the COLT Hub may decrease.  Our profitability could be materially impacted by an earlier-than-forecast decline in the volume of crude oil served by the COLT Hub.

In addition, there are low barriers to entry with respect to the development, construction and operation of crude oil loading and storage terminals in the Bakken similar to the COLT Hub.  These low barriers to entry, together with the lack of pipeline infrastructure necessary to cost-effectively move crude oil volumes to premium demand markets, has resulted in multiple crude oil terminals being constructed or proposed.  Accordingly, to the extent competing crude oil rail and storage terminals are constructed and alternate rail options become availability to shippers, the COLT Hub could be adversely affected by increased competition.

A change in the jurisdictional characterization of the COLT Hub by federal, state or local regulatory agencies could result in increased regulation, which could affect existing costs and rates.

The COLT Hub includes (i) the COLT terminal, which consists primarily of 600,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack and crude oil gathering system interconnects; (ii) the Dry Fork terminal, which consists primarily of 120,000 barrels of crude oil storage and interconnections with the Enbridge and Tesoro crude oil pipelines, and (iii) the COLT Connector, a 21-mile, 10-inch bidirectional crude oil pipeline that connects the COLT and Dry Fork terminals. Intrastate crude oil pipelines that do not provide interstate service are not subject to regulation by the FERC.  However, the distinction between FERC-regulated interstate pipeline transportation and intrastate pipeline transportation is a fact-based determination. The classification and regulation of the COLT Connector is subject to change based on future determinations by FERC, federal courts, Congress or regulatory commissions, courts or legislatures in North Dakota.
The COLT Connector moves crude oil owned by third parties either from the COLT terminal's storage tanks to the Dry Fork storage tank, or from the Dry Fork storage tank to the COLT terminal's storage tanks.  Inergy Midstream believes the existing configuration and use of the COLT Hub and the services it provides to third parties satisfy the traditional tests that FERC has used to determine that the COLT crude oil facilities and services are not in interstate commerce.  However, Inergy Midstream cannot provide assurance that FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our crude oil pipeline facilities and the services Inergy Midstream provides through the COLT Hub are within its jurisdiction, or that such a determination would not adversely affect Inergy Midstream's results of operations.  If some or all of the COLT Hub becomes subject to FERC jurisdiction, and not otherwise exempt from any applicable regulatory requirements, ICL would be required to file a tariff with FERC and, if ICL's tariff rates were subject to protest, provide a cost justification for the transportation rate subject to protest and provide service to all potential shippers without undue discrimination.  In addition, if the services Inergy Midstream provides through the COLT Hub regulated by FERC under the Interstate Commerce Act, the COLT Hub services could be subject to a protest and/or complaint before FERC.  If FERC were to determine, in response to a complaint, that the rates are unjust and unreasonable, ICL could be required to pay reparations and refunds dating to two years before the filing of the complaint. Furthermore, if in the future services offered by the COLT Hub become subject to substantive state regulation, they could be subject to a protest and/or complaint before the North Dakota Public Service Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Securities Purchase Agreement, dated as of November 3, 2012, among Rangeland Equity Holdings, LLC and Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.'s Form 8-K filed on November 5, 2012)

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on May 12, 2003)

3.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on February 13, 2004)

3.2A	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on May 14, 2004)

3.2B	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on January 24, 2005)

3.2C	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K/A filed on August 17, 2005)

3.2D
Third Amended and Restated Agreement of Limited Partnership of Inergy, L.P., dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on November 5, 2010)

3.3	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.'s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

3.4
Limited Liability Company Agreement of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.6 to Inergy, L.P.'s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

10.1
Common Unit Purchase Agreement, dated as of November 3, 2012, among Inergy Midstream, L.P. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.'s Form 8-K filed on November 5, 2012)

*31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

INERGY, L.P.

		By:	INERGY GP, LLC
(its general partner)

Date:	February 5, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)