Form 10-Q
period 2013-03-31
INERGY L P
filed 2013-05-08
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INERGY, L.P.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2013	September 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2.3	$—
Accounts receivable, less allowance for doubtful accounts of $0.8 million and $0.4 million at March 31, 2013 and September 30, 2012, respectively	161.1	133.6
Inventories (Note 3)	28.4	87.1
Assets from price risk management activities	9.7	37.5
Prepaid expenses and other current assets	23.9	20.3
Total current assets	225.4	278.5

Property, plant and equipment (Note 3)	2,324.9	2,160.7
Less: accumulated depreciation	523.3	450.2
Property, plant and equipment, net	1,801.6	1,710.5

Intangible assets (Note 3):
Customer accounts	194.2	41.2
Other intangible assets	36.6	21.3
	230.8	62.5
Less: accumulated amortization	33.1	21.2
Intangible assets, net	197.7	41.3

Goodwill	328.7	165.8
Other assets	13.4	11.5
Total assets	$2,566.8	$2,207.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$131.5	$120.8
Accrued expenses	53.6	93.9
Liabilities from price risk management activities	9.6	20.9
Current portion of long-term debt (Note 7)	2.9	3.4
Total current liabilities	197.6	239.0

Long-term debt, less current portion (Note 7)	1,000.2	739.8
Other long-term liabilities	22.0	23.4
Deferred income taxes	20.0	20.6

Partners’ capital (Note 8):
Limited partner unitholders (131,743,043 and 125,795,836 common units issued and outstanding at March 31, 2013 and September 30, 2012, respectively, and 5,882,105 Class B units issued and outstanding at September 30, 2012)	1,076.5	1,046.2
Total Inergy, L.P. partners’ capital	1,076.5	1,046.2
Interest of non-controlling partners in subsidiaries	250.5	138.6
Total partners’ capital	1,327.0	1,184.8
Total liabilities and partners’ capital	$2,566.8	$2,207.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Retail	$—	$321.3	$—	$616.3
Marketing, supply and logistics	365.6	278.0	736.4	592.4
Storage and transportation	84.8	63.1	152.6	122.3
	450.4	662.4	889.0	1,331.0

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	184.6	—	363.4
Marketing, supply and logistics	329.4	258.6	668.2	553.7
Storage and transportation	37.1	19.4	56.9	33.3
	366.5	462.6	725.1	950.4
Expenses:
Operating and administrative	30.9	81.4	63.4	164.0
Depreciation and amortization	46.8	49.7	83.1	98.4
Loss on disposal of assets	—	2.2	0.8	3.6
Operating income	6.2	66.5	16.6	114.6

Other income (expense):
Interest expense, net	(11.3)	(22.4)	(19.4)	(50.4)
Early extinguishment of debt	—	—	—	(24.9)
Other income	0.1	0.1	0.7	1.4
Income (loss) before income taxes	(5.0)	44.2	(2.1)	40.7
Provision for income taxes	0.3	0.2	0.4	0.3
Net income (loss)	(5.3)	44.0	(2.5)	40.4
Net income attributable to non-controlling partners	(0.5)	(3.3)	(2.0)	(3.7)
Net income (loss) attributable to partners	$(5.8)	$40.7	$(4.5)	$36.7

Partners' interest information:
Total limited partners’ interest in net income (loss)	$(5.8)	$40.7	$(4.5)	$36.7

Net income (loss) per limited partner unit:
Basic	$(0.04)	$0.32	$(0.03)	$0.30
Diluted	$(0.04)	$0.31	$(0.03)	$0.28

Weighted-average limited partners’ units outstanding (in thousands):
Basic	131,746	125,743	130,241	124,141
Dilutive units	—	5,851	—	7,343
Diluted	131,746	131,594	130,241	131,484

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income (loss)	$(5.3)	$44.0	$(2.5)	$40.4
Change in unrealized fair value on cash flow hedges (Note 2)	3.9	2.9	8.0	0.3
Change in Suburban Propane Partners, L.P. units (Note 2)	0.8	—	0.4	—
Comprehensive income	$(0.6)	$46.9	$5.9	$40.7

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Common Unit Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2012	$1,046.2	$138.6	$1,184.8
Net proceeds from issuance of common units by Inergy Midstream, L.P.	—	224.5	224.5
Net proceeds from common unit options exercised	0.9	—	0.9
Unit-based compensation charges	5.2	2.1	7.3
Retirement of common units	(2.8)	—	(2.8)
Distributions	(74.9)	(18.7)	(93.6)
Gain (loss) on issuance of Inergy Midstream, L.P. units	98.0	(98.0)	—
Change in unrealized fair value on cash flow hedges and change in Suburban Propane Partners, L.P. units	8.4	—	8.4
Net income (loss)	(4.5)	2.0	(2.5)
Balance at March 31, 2013	$1,076.5	$250.5	$1,327.0

The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	March 31,
	2013	2012
Operating activities
Net income (loss)	$(2.5)	$40.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	73.5	80.8
Amortization	9.6	17.6
Amortization of deferred financing costs, swap premium and bond discount	4.5	2.7
Unit-based compensation charges	7.3	6.2
Provision for doubtful accounts	0.5	0.4
Loss on disposal of assets	0.8	3.6
Deferred income taxes	(0.6)	(0.1)
Early extinguishment of debt	—	8.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24.7)	(12.4)
Inventories	58.7	119.3
Prepaid expenses and other current assets	(1.7)	(9.4)
Other liabilities	(2.2)	(0.2)
Accounts payable and accrued expenses	1.0	(26.9)
Customer deposits	—	(25.2)
Net liabilities from price risk management activities	24.8	(10.6)
Net cash provided by operating activities	149.0	194.5

Investing activities
Acquisitions, net of cash acquired	(424.4)	(23.0)
Purchases of property, plant and equipment	(97.3)	(112.1)
Proceeds from sale of assets	0.1	5.3
Net cash used in investing activities	(521.6)	(129.8)
The accompanying notes are an integral part of these consolidated financial statements.

INERGY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions) (unaudited)

	Six Months Ended
	March 31,
	2013	2012
Financing activities
Proceeds from the issuance of Inergy, L.P. long-term debt	$348.4	$785.1
Proceeds from the issuance of Inergy Midstream, L.P. long-term debt	653.2	129.0
Principal payments on Inergy, L.P. long-term debt	(384.7)	(1,056.2)
Principal payments on Inergy Midstream, L.P. long-term debt	(357.8)	(32.0)
Proceeds from the issuance of promissory note	—	255.0
Principal payment on promissory note	—	(255.0)
Distributions	(74.9)	(172.6)
Distributions paid to non-controlling partners	(18.7)	(0.7)
Payments for deferred financing costs	(13.2)	(4.9)
Net proceeds from issuance of Inergy Midstream, L.P. common units	224.5	292.7
Retirement of common units	(2.8)	(1.3)
Net proceeds from Inergy, L.P. common unit options exercised	0.9	0.6
Other	—	(1.3)
Net cash provided by (used in) financing activities	374.9	(61.6)

Net increase in cash	2.3	3.1
Cash at beginning of period	—	11.5
Cash at end of period	$2.3	$14.6

Supplemental schedule of noncash investing and financing activities
Change in the value of intangible assets and equity	$—	$(3.0)
Net change to property, plant and equipment through accounts payable and accrued expenses	$(34.9)	$2.7
Change in the fair value of interest rate swap liability and related long-term debt	$—	$0.3

Acquisitions, net of cash acquired:
Current assets	$5.0	$5.2
Property, plant and equipment	102.4	12.4
Intangible assets	157.4	6.1
Goodwill	162.9	0.4
Other assets	—	0.1
Current liabilities	(3.3)	(0.1)
Debt	—	(1.1)
Total acquisitions, net of cash acquired	$424.4	$23.0

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

Nature of Operations

Inergy's financial statements reflect two operating and reporting segments: (i) marketing, supply and logistics operations and (ii) storage and transportation operations. Inergy's marketing, supply and logistics operations provide natural gas liquids ("NGLs") and crude oil marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others that effectively provide flow assurances to our customers. Inergy's marketing, supply and logistics assets primarily includes its West Coast operations, a fleet of 276 tractors and 521 transports managed by a team of experienced employees in the NGL business, and a crude oil loading and storage terminal (the "COLT Hub") that was acquired by Inergy Midstream on December 7, 2012. The historical results of the retail propane operations that were contributed to Suburban Propane Partners, L.P. (“SPH”) on August 1, 2012 are also included in this segment.

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

Basis of Presentation

The financial information contained herein as of March 31, 2013, and for the three-month and six-month periods ended March 31, 2013 and 2012, is unaudited. Inergy believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Inergy also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

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

Reclassifications

The consolidated statement of operations for the three-month and six-month periods ended March 31, 2012, reflect a reclassification within revenue and a reclassification within cost of product sold to conform to the current period presentation. For the three months ended March 31, 2012, propane and other revenue was $449.9 million and $212.5 million, respectively, and propane and other cost of product sold was $328.6 million and $134.0 million, respectively. For the six months ended March 31, 2012, propane and other revenue was $928.6 million and $402.4 million, respectively, and propane and other cost of product sold was $703.0 million and $247.4 million, respectively. These reclassifications had no effect on net income.

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

Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net loss of $0.1 million and $0.5 million in the three months ended March 31, 2013 and 2012, respectively, and a net gain of $2.0 million and $0.5 million in the six months ended March 31, 2013 and 2012, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, Inergy recognized no gain or loss for the three-month and six-month periods ended March 31, 2013 and 2012, related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts and variable interest payments. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner's capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive loss was $6.4 million and $14.9 million at March 31, 2013 and September 30, 2012, respectively. Included in accumulated other comprehensive loss at March 31, 2013 was a loss of $0.6 million attributable to commodity instruments, a loss of $6.2 million attributable to interest rate swaps and a gain of $0.4 million attributable to SPH units. Approximately $0.3 million is expected to be reclassified to earnings from other comprehensive income over the next twelve months.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Expense Classification

Cost of product sold consists of tangible products sold including NGLs and salt, as well as certain direct costs incurred in providing storage and transportation services (period ended March 31, 2012 also includes costs of tangible product associated with retail propane sales). Operating and administrative expenses consist of all expenses incurred other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales and storage sales but are not included in cost of product sold. These amounts were $39.6 million and $56.1 million for the three months ended March 31, 2013 and 2012, respectively, and $75.5 million and $110.2 million for the six months ended March 31, 2013 and 2012, respectively.

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

Inventories

Inventories for marketing, supply and logistics operations, which mainly consist of NGLs, are stated at the lower of cost or market and are computed using the average cost method. These inventories are designated under a fair value hedge program and are consequently marked to market. NGL inventories being hedged and carried at market value at March 31, 2013 and September 30, 2012, amount to $13.0 million and $73.2 million, respectively. Inventories for storage and transportation operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Inergy capitalizes all construction-related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.9 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively, and $5.0 million and $7.6 million for the six months ended March 31, 2013 and 2012, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings, improvements and storage rights	15 – 70
Office furniture and equipment	3 – 7
Vehicles	3 – 10
Pipelines	15
Tanks and plant equipment	3 – 30
Base gas	10

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2012. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2013.

Income Taxes

Inergy is a publicly-traded master limited partnership. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless the partnership generates at least 90% of its gross income from qualifying sources. If the qualifying income requirement is satisfied, the publicly-traded partnership will be treated as a partnership for federal income tax purposes. The earnings of the Company and its limited liability subsidiaries are included in the Federal and state income tax returns of the individual members or partners. However, legislation in certain states allows for taxation of partnerships, and as such, certain state taxes for Inergy have been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states. In addition, Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities. The Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

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

Income Per Unit

Inergy calculates basic net income per limited partner unit by utilizing the two class method. Diluted net income per limited partner unit is computed by dividing net income by the weighted-average number of units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan and the Class B units. All outstanding Class B units converted to common units during the first quarter of fiscal 2013. There were no Class B units outstanding as of March 31, 2013.

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

The amount of compensation expense recorded by the Company was $4.2 million and $3.1 million during the three months ended March 31, 2013 and 2012, respectively, and $7.3 million and $6.2 million during the six months ended March 31, 2013 and 2012, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of March 31, 2013, the estimated fair value of Inergy's fixed-rate Senior Notes, based on available trading information, totaled $11.7 million compared with the aggregate principal amount at maturity of $11.5 million. As of March 31, 2013, the estimated fair value of Inergy Midstream's fixed-rate Senior Notes, based on available trading information, totaled $522.5 million compared with the aggregate principal amount at maturity of $500.0 million. The fair value of debt was determined based on market quotes from Bloomberg. At March 31, 2013, Inergy's credit agreement (“Credit Agreement”) consisted of a $550 million revolving loan facility (“Revolving Loan Facility”). The carrying value at March 31, 2013, of amounts outstanding under the Credit Agreement of $276.8 million, approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.  At March 31, 2013, Inergy Midstream's $600 million revolving credit facility (“NRGM Credit Facility”) had amounts outstanding of $211.9 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the NRGM Credit Facility. See Note 6 for a discussion of the Company's assets and liabilities recorded at fair value on the balance sheet.

Recently Issued Accounting Pronouncements

On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU No. 2011-11.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends and clarifies the disclosure requirements prescribed in ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2013-02 requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public entities will also have to provide this information in their interim financial statements. Specifically, entities must present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

information.  The Company will be subject to the requirements of ASU No. 2013-02 effective October 1, 2013, and the Company is currently reviewing the effect of this ASU.

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
NGLs	$22.1	$80.8
Parts, supplies and other	6.3	6.3
Total inventory	$28.4	$87.1

Property, plant and equipment consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
Plant equipment	$728.2	$619.3
Buildings, land and storage rights	582.1	513.9
Pipelines	594.8	381.3
Vehicles	47.5	44.1
Construction in process	178.0	409.6
Base gas	134.5	134.0
Salt deposits	41.6	41.6
Office furniture and equipment	18.2	16.9
	2,324.9	2,160.7
Less: accumulated depreciation	523.3	450.2
Total property, plant and equipment, net	$1,801.6	$1,710.5

Intangible assets consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
Customer accounts	$194.2	$41.2
Covenants not to compete	8.7	4.2
Deferred financing and other costs	27.9	17.1
	230.8	62.5
Less: accumulated amortization	33.1	21.2
Total intangible assets, net	$197.7	$41.3

Note 4 – Business Acquisitions

On December 7, 2012, Inergy Midstream completed the acquisition of 100% of the ownership interest of Rangeland Energy, LLC in exchange for $425 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments. Rangeland Energy, LLC was the owner and operator of the COLT Hub. Concurrently with the closing of the acquisition, Inergy Midstream completed the private placement of $225 million common units and $500 million of senior unsecured notes due 2020. The remaining net proceeds from these offerings were used to repay borrowings under the NRGM Credit Facility.

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

December 7, 2012
Current assets	$3.4
Property, plant and equipment	102.4
Intangible assets	157.4
Total identifiable assets acquired	263.2

Current liabilities	3.3
Total liabilities assumed	3.3

Net identifiable assets acquired	259.9
Goodwill	162.9
Net assets acquired	$422.8
The $162.9 million of goodwill is reflected in Inergy's marketing, supply and logistics segment. Goodwill recognized in the transaction relates primarily to expanding our geographic footprint into a new growing shale play.  The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $21.1 million, $29.3 million, $29.0 million, $21.8 million, and $12.4 million for the years ended September 30, 2013 through September 30, 2017, respectively.
The following table represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the three-month period ended March 31, 2012 and for the full six-month periods ended March 31, 2013 and 2012 (in millions):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended March 31,	Six Months Ended March 31,
	2012	2013	2012
Revenue	$662.5	$894.2	$1,331.1
Net income	$33.7	$(6.7)	$19.8

Net income (loss) per limited partner unit:
Basic	$0.24	$(0.07)	$0.13
Diluted	$0.23	$(0.07)	$0.12

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

Inergy sells NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs. Inergy will enter into offsetting positions to economically hedge against the exposure its customer contracts create, however does not designate these instruments as hedging instruments for accounting purposes. These instruments are marked to market with the changes in the market value reflected in cost of product sold. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product sold related to these instruments.

Cash Flow Hedging Activity

Prior to the disposition of its retail propane operations, the Company entered into derivative instruments to hedge a significant portion of its exposure to fluctuations in commodity prices as a result of entering into fixed price contracts with certain of its retail customers. The Company designated these instruments as cash flow hedges. As a result of the disposition of the retail propane operations, the Company no longer anticipates utilizing cash flow hedges for commodity price risk. However, existing cash flow hedges in place at the time of the disposition will remain in OCI until the forecasted transaction takes place, the bulk of which has taken place in the first two quarters of fiscal 2013. The forecasted transaction is still expected to take place due to the supply arrangement with SPH.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013		September 30, 2012
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	3.2	3.4	7.8	9.2
Natural gas (MMBTUs)	—	—	11.8	11.6

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity and debt derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives in fair value hedging relationships:
Commodity (a)	$4.1	$3.4	$7.0	$7.7
Debt(b)	—	0.2	—	0.3
Total fair value of derivatives	$4.1	$3.6	$7.0	$8.0

	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives in fair value hedging relationships:
Commodity (a)	$(4.2)	$(3.9)	$(5.0)	$(7.2)
Debt(b)	—	(0.2)	—	(0.3)
Total fair value of derivatives	$(4.2)	$(4.1)	$(5.0)	$(7.5)

	Amount of Gain (Loss) Recognized in OCI on Effective Portion of Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$(0.1)	$—	$(0.3)
Debt (e)	—	(1.0)	—	(1.1)
Total fair value of derivatives	$—	$(1.1)	$—	$(1.4)

	Amount of Gain (Loss) Reclassified from OCI to Net Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity (c)	$(3.2)	$(4.1)	$(6.6)	$(1.8)
Debt (e)	(0.7)	—	(1.4)	—
Total fair value of derivatives	$(3.9)	$(4.1)	$(8.0)	$(1.8)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives and Amount Excluded from Testing
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity (c)	$—	$—	$—	$—
Debt (e)	—	—	—	—
Total fair value of derivatives	$—	$—	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Commodity (d)	$4.2	$1.7	$9.7	$4.5

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.

(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.

(c)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.

(d)	The gain (loss) is recognized in cost of product sold.

(e)	The gain (loss) on the amount reclassified from OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in interest expense.

All contracts subject to price risk had a maturity of twenty-three months or less; however, 99.7% of the contracts expire within twelve months.

Credit Risk

Inherent in the Company's contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2013 and September 30, 2012, were energy marketers and propane retailers, resellers and dealers.

Certain of the Company's derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company's established credit limit with the respective counterparty. If the Company's credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company's credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2013, is $3.1 million for which the Company has posted no collateral. The Company has posted $0.4 million of NYMEX margin deposit in the normal course of business. The Company has received collateral of $3.0 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of March 31, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to heating oil, crude oil, NGLs and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

No changes in valuation techniques were made by the Company during the six months ended March 31, 2013.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and September 30, 2012 (in millions):

	March 31, 2013
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.3	$12.4	$—	$12.7	$0.5	$12.2	$(3.0)	$9.7
Inventory	—	13.0	—	13.0	—	—	—	13.0
SPH units	6.3	—	—	6.3	—	—	—	6.3
Total assets at fair value	$6.6	$25.4	$—	$32.0	$0.5	$12.2	$(3.0)	$29.0

Liabilities
Liabilities from price risk management	$0.1	$12.2	$—	$12.3	$0.5	$11.8	$(2.7)	$9.6
Interest rate swaps	—	6.1	—	6.1	—	—	—	—
Total liabilities at fair value	$0.1	$18.3	$—	$18.4	$0.5	$11.8	$(2.7)	$9.6

	September 30, 2012
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$2.7	$51.3	$—	$54.0	$9.8	$44.2	$(16.5)	$37.5
Inventory	—	73.2	—	73.2	—	—	—	73.2
SPH units	5.9	—	—	5.9	—	—	—	5.9
Total assets at fair value	8.6	124.5	—	133.1	9.8	44.2	(16.5)	116.6

Liabilities
Liabilities from price risk management	$2.0	$31.1	$—	$33.1	$11.3	$21.8	$(12.2)	$20.9
Interest rate swap	—	7.5	—	7.5	7.5	—	—	7.5
Total liabilities at fair value	$2.0	$38.6	$—	$40.6	$18.8	$21.8	$(12.2)	$28.4

(a)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012

Inergy credit agreement	$276.8	$311.7
Inergy senior unsecured notes	11.5	11.5
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	2.9	3.5
NRGM credit facility	211.9	416.5
NRGM senior unsecured notes	500.0	—
Total debt	1,003.1	743.2
Less: current portion	2.9	3.4
Total long-term debt	$1,000.2	$739.8

Inergy utilizes a secured credit facility ("Credit Agreement") with an aggregate revolving loan facility of $550 million to fund working capital requirements and as a source of capital to fund capital expenditures and acquisitions. All borrowings under the Credit Agreement are generally secured by substantially all of Inergy's assets and the equity interests in all of Inergy's wholly owned subsidiaries, and loans thereunder bear interest, at Inergy's option, subject to certain limitations, at a rate equal to the following:

•
the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan's prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 2.00%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 3.00%.

At March 31, 2013, the balance outstanding under the Credit Agreement was $276.8 million. At September 30, 2012, the balance outstanding under the Credit Agreement was $311.7 million. The interest rates of the Revolving Loan Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 1.96% and 4.00% at March 31, 2013, and 2.99% and 5.00% at September 30, 2012. Availability under the Credit Agreement amounted to $224.0 million and $184.0 million at March 31, 2013 and September 30, 2012, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $49.2 million and $54.3 million at March 31, 2013 and September 30, 2012, respectively.

The Credit Agreement contains various covenants and restrictive provisions that limit its ability to, among other things:
incur additional debt; make distributions on or redeem or repurchase units; make certain investments and acquisitions; incur or permit certain liens to exist; enter into certain types of transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or otherwise dispose of assets.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2013, Inergy was in compliance with the debt covenants in the Credit Agreement and senior unsecured notes.

Inergy is party to six interest rate swap agreements scheduled to mature in 2016 to hedge its exposure to variable interest payments due under the Credit Agreement. These swap agreements require Inergy to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly on an aggregate notional amount of $225.0 million. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to Inergy based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million. These swap agreements have been accounted for as cash flow hedges.

Inergy Midstream

NRGM Credit Facility

On December 21, 2011, Inergy Midstream entered into a $500.0 million, five-year revolving credit facility (“NRGM Credit Facility”). The NRGM Credit Facility is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The NRGM Credit Facility has an accordion feature that allows Inergy Midstream to increase the available borrowings under the facility by up to $250.0 million, subject to the lenders' agreement and the satisfaction of certain conditions. In addition, its credit facility includes a sub-limit up to $10 million for same-day swing line advances and a sub-limit up to $100 million for letters of credit.

On April 16, 2012, Inergy Midstream exercised a portion of its accordion feature under the NRGM Credit Facility and increased the loan commitments thereunder by $100.0 million and as a result, the accordion feature available to Inergy Midstream is now $150 million. The aggregate amount of revolving loan commitments under the NRGM Credit Facility is now $600 million, and can be increased by up to $150 million, subject to the lenders' agreement and the satisfaction of certain conditions.

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

At March 31, 2013, the balance outstanding under the NRGM Credit Facility was $211.9 million. At September 30, 2012, the balance outstanding under the NRGM Credit Facility was $416.5 million. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $2.0 million at March 31, 2013. As a result, Inergy Midstream had approximately $386.1 million of remaining capacity at March 31, 2013, subject to compliance with any applicable covenants under such facility.

The NRGM Credit Facility contains various covenants and restrictive provisions that limit its ability to, among other things: incur additional debt; make distributions on or redeem or repurchase units; make certain investments and acquisitions; incur or permit certain liens to exist; enter into certain types of transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or otherwise dispose of assets.

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

NRGM Senior Notes

On December 7, 2012, Inergy Midstream and NRGM Finance Corp. (“Finance Corp.” and together with Inergy Midstream, the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “NRGM Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the NRGM Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The NRGM Notes will mature on December 15, 2020. Interest on the NRGM Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The NRGM Notes are guaranteed on a senior unsecured basis by all of Inergy Midstream's existing subsidiaries (other than Finance Corp.) and certain of the Inergy Midstream's future subsidiaries. The NRGM Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Inergy Midstream's existing subsidiaries (other than Finance Corp.) and certain of Inergy Midstream's future subsidiaries, subject to the following customary release provisions:

(1)   a disposition of all or substantially all the assets of the guarantor subsidiary (including by way or merger or consolidation), to a third person, provided the disposition complies with the applicable indenture,

(2)   a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the applicable indenture and as a result the guarantor subsidiary ceases to be our subsidiary,

(3)   the designation by us of the guarantor subsidiary as an Unrestricted Subsidiary in accordance with the applicable indenture,

(4)   legal or covenant defeasance of such series of Senior Notes or satisfaction and discharge of the related indenture, or

(5)   the guarantor subsidiary ceases to guarantee any other indebtedness of ours or any other guarantor subsidiary, provided that it is then no longer an obligor with respect to any indebtedness under our credit facility.

The guarantees are joint and several. Inergy Midstream has no independent assets or operations and NRGM Finance Corp. is a 100% finance subsidiary of Inergy Midstream.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

At March 31, 2013, Inergy Midstream was in compliance with the debt covenants in the NRGM Credit Facility and the NRGM Notes.

Note 8 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distribution for the six months ended March 31, 2013 and 2012, is presented below:

Six Months Ended March 31, 2013
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2012	November 14, 2012	$0.290	$36.4
February 7, 2013	February 14, 2013	$0.290	38.2
			$74.6

Six Months Ended March 31, 2012
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2011	November 14, 2011	$0.705	$83.9
February 7, 2012	February 14, 2012	$0.705	88.7
			$172.6

On April 25, 2013, Inergy declared a distribution of $0.290 per limited partner unit to be paid on May 15, 2013, to unitholders of record on May 8, 2013 with respect to the second fiscal quarter of 2013. On May 15, 2012, Inergy paid a distribution of $0.375 per limited partner unit to unitholders of record on May 8, 2012 with respect to the second fiscal quarter of 2012.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of NGLs, distillates and natural gas at fixed prices. At March 31, 2013, the total of these firm purchase commitments was $138.8 million, all of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

Inergy and Inergy Midstream have entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I Pipeline. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The MARC I Pipeline, which was placed into service in December 2012, is a 39 mile, 30" bi-directional pipeline that extends between the Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company's 300 Line near its compressor station 319 and Transco's Leidy Line near its compressor station 517, and is capable of providing 550 MMcf/d of firm transportation capacity. At March 31, 2013, the total of Inergy's and Inergy Midstream's storage and transportation operations' firm purchase commitments was approximately $30.4 million, and the majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Inergy is periodically involved in litigation proceedings. If Inergy determines that a negative outcome is probable and the amount of loss is reasonably estimable, then it accrues the estimated amount. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows. However, Inergy could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on Inergy's results of operations or cash flows in the period in which the amounts are paid and/or accrued.

Any loss estimates are inherently subjective, based on currently available information, and are subject to management's judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.

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

The Company filed its answer to Anadarko's complaint on January 17, 2012 and discovery is ongoing. The Company believes that Anadarko's claims are without merit and intends to vigorously defend themselves in the lawsuit. Because this litigation is in the early stages of the proceedings, the Company is unable to estimate a reasonably possible loss or range of loss in this matter. Moreover, the Company believes that it has meritorious defenses that it intends to assert.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management's estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy's self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. Inergy is liable for the development of claims for its disposed retail propane operations, provided they were reported prior to August 1, 2012. At March 31, 2013 and September 30, 2012, Inergy's self-insurance reserves were $19.0 million and $23.8 million, respectively. The Company estimates that $15.0 million of this balance will be paid subsequent to March 31, 2014. As such, $15.0 million has been classified in other long-term liabilities on the consolidated balance sheets.

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of Inergy's reporting segments are presented below (in millions):

	Three Months Ended March 31, 2013
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$—	$—	$—	$—	$—
Marketing, supply and logistics revenues	365.6	—	—	—	365.6
Storage and transportation revenues	—	84.8	—	—	84.8
Gross profit (excluding depreciation and amortization)	36.2	47.7	—	—	83.9
Identifiable assets	159.1	30.4	—	—	189.5
Goodwill	166.7	141.8	—	20.2	328.7
Property, plant and equipment	461.9	1,855.7	—	7.3	2,324.9
Expenditures for property, plant and equipment	4.9	20.7	—	—	25.6

	Three Months Ended March 31, 2012
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$321.3	$—	$—	$—	$321.3
Marketing, supply and logistics revenues	279.9	—	(1.9)	—	278.0
Storage and transportation revenues	—	63.1	—	—	63.1
Gross profit (excluding depreciation and amortization)	156.1	43.7	—	—	199.8
Identifiable assets	249.5	29.0	—	—	278.5
Goodwill	336.5	141.8	—	20.2	498.5
Property, plant and equipment	1,071.4	1,645.6	—	14.3	2,731.3
Expenditures for property, plant and equipment	7.3	57.2	—	0.2	64.7

	Six Months Ended March 31, 2013
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$—	$—	$—	$—	$—
Marketing, supply and logistics revenues	736.4	—	—	—	736.4
Storage and transportation revenues	—	152.6	—	—	152.6
Gross profit (excluding depreciation and amortization)	68.2	95.7	—	—	163.9
Identifiable assets	159.1	30.4	—	—	189.5
Goodwill	166.7	141.8	—	20.2	328.7
Property, plant and equipment	461.9	1,855.7	—	7.3	2,324.9
Expenditures for property, plant and equipment	7.8	54.6	—	—	62.4

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended March 31, 2012
	Marketing, Supply and Logistics Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Assets	Total
Retail revenues	$616.3	$—	$—	$—	$616.3
Marketing, supply and logistics revenues	594.7	—	(2.3)	—	592.4
Storage and transportation revenues	—	122.3	—	—	122.3
Gross profit (excluding depreciation and amortization)	291.6	89.0	—	—	380.6
Identifiable assets	249.5	29.0	—	—	278.5
Goodwill	336.5	141.8	—	20.2	498.5
Property, plant and equipment	1,071.4	1,645.6	—	14.3	2,731.3
Expenditures for property, plant and equipment	15.5	99.0	—	0.3	114.8

Note 11 – Condensed Consolidating Financial Information

Inergy is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under its outstanding senior notes and credit agreement listed in Note 7 are jointly and severally guaranteed by Inergy's wholly owned domestic subsidiaries. Subsequent to Inergy Midstream's IPO on December 21, 2011, Inergy Midstream and its wholly owned subsidiaries no longer guarantee Inergy's senior notes or credit agreement.

The tables below present condensed consolidated financial statements for Inergy (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2013 and September 30, 2012, and for the three-month and six-month periods ended March 31, 2013 and 2012. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$1.9	$0.3	$—	$2.3
Accounts receivable	—	135.6	25.5	—	161.1
Inventories	—	22.7	5.7	—	28.4
Other	—	24.9	9.4	(0.7)	33.6
Total current assets	0.1	185.1	40.9	(0.7)	225.4

Property, plant and equipment, net	—	821.7	979.9	—	1,801.6
Goodwill and intangible assets, net	20.2	59.4	446.8	—	526.4
Investment in subsidiary	1,375.0	—	—	(1,375.0)	—
Other assets	—	10.5	2.9	—	13.4
Total assets	$1,395.3	$1,076.7	$1,470.5	$(1,375.7)	$2,566.8

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$128.7	$2.8	$—	$131.5
Other	3.4	38.9	24.5	(0.7)	66.1
Total current liabilities	3.4	167.6	27.3	(0.7)	197.6

Long-term liabilities:
Long-term debt, less current portion	289.2	—	711.0	—	1,000.2
Other long-term liabilities	26.2	15.0	0.8	—	42.0
Total long-term liabilities	315.4	15.0	711.8	—	1,042.2

Partners' capital	1,076.5	894.1	480.9	(1,375.0)	1,076.5
Interest of non-controlling partners in subsidiary	—	—	250.5	—	250.5
Total partners' capital	1,076.5	894.1	731.4	(1,375.0)	1,327.0
Total liabilities and partners' capital	$1,395.3	$1,076.7	$1,470.5	$(1,375.7)	$2,566.8

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

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$—	$—	$—	$—
Marketing, supply and logistics	—	354.7	10.9	—	365.6
Storage and transportation	—	35.2	52.9	(3.3)	84.8
	—	389.9	63.8	(3.3)	450.4

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	—	—	—	—
Marketing, supply and logistics	—	327.8	1.6	—	329.4
Storage and transportation	—	29.2	11.2	(3.3)	37.1
	—	357.0	12.8	(3.3)	366.5

Expenses:
Operating and administrative	—	17.6	13.3	—	30.9
Depreciation and amortization	—	20.9	25.9	—	46.8
Operating income (loss)	—	(5.6)	11.8	—	6.2

Other income (expense):
Interest expense, net	(2.7)	—	(8.6)	—	(11.3)
Other income	—	0.1	—	—	0.1
Equity in net income of subsidiary	(2.6)	—	—	2.6	—
Income (loss) before income taxes	(5.3)	(5.5)	3.2	2.6	(5.0)
Provision for income taxes	—	0.3	—	—	0.3
Net income (loss)	(5.3)	(5.8)	3.2	2.6	(5.3)
Net income attributable to non-controlling partners in subsidiary	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to partners	$(5.3)	$(5.8)	$2.7	$2.6	$(5.8)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$321.3	$—	$—	$321.3
Marketing, supply and logistics	—	278.0	—	—	278.0
Storage and transportation	—	19.5	46.9	(3.3)	63.1
	—	618.8	46.9	(3.3)	662.4

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	184.6	—	—	184.6
Marketing, supply and logistics	—	258.6	—	—	258.6
Storage and transportation	—	11.7	11.0	(3.3)	19.4
	—	454.9	11.0	(3.3)	462.6

Expenses:
Operating and administrative	—	74.6	6.8	—	81.4
Depreciation and amortization	—	37.0	12.7	—	49.7
Loss on disposal of assets	—	2.2	—	—	2.2
Operating income	—	50.1	16.4	—	66.5

Other income (expense):
Interest expense, net	(22.4)	—	—	—	(22.4)
Other income	—	0.1	—	—	0.1
Equity in net income of subsidiary	66.4	—	—	(66.4)	—
Income before income taxes	44.0	50.2	16.4	(66.4)	44.2
Provision for income taxes	—	0.2	—	—	0.2
Net income	44.0	50.0	16.4	(66.4)	44.0
Net income attributable to non-controlling partners in subsidiary	—	—	(3.3)	—	(3.3)
Net income attributable to partners	$44.0	$50.0	$13.1	$(66.4)	$40.7

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$—	$—	$—	$—
Marketing, supply and logistics	—	722.7	13.7	—	736.4
Storage and transportation	—	58.8	100.5	(6.7)	152.6
	—	781.5	114.2	(6.7)	889.0

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	—	—	—	—
Marketing, supply and logistics	—	666.3	1.9	—	668.2
Storage and transportation	—	41.8	21.8	(6.7)	56.9
	—	708.1	23.7	(6.7)	725.1

Expenses:
Operating and administrative	—	38.4	25.0	—	63.4
Depreciation and amortization	—	42.0	41.1	—	83.1
Loss on disposal of assets	—	0.2	0.6	—	0.8
Operating income (loss)	—	(7.2)	23.8	—	16.6

Other income (expense):
Interest expense, net	(5.3)	—	(14.1)	—	(19.4)
Other income	—	0.7	—	—	0.7
Equity in net income of subsidiary	2.8	—	—	(2.8)	—
Income (loss) before income taxes	(2.5)	(6.5)	9.7	(2.8)	(2.1)
Provision for income taxes	—	0.4	—	—	0.4
Net income (loss)	(2.5)	(6.9)	9.7	(2.8)	(2.5)
Net income attributable to non-controlling partners in subsidiary	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to partners	$(2.5)	$(6.9)	$7.7	$(2.8)	$(4.5)

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended March 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Retail	$—	$616.3	$—	$—	$616.3
Marketing, supply and logistics	—	592.4	—	—	592.4
Storage and transportation	—	33.9	93.7	(5.3)	122.3
	—	1,242.6	93.7	(5.3)	1,331.0

Cost of product sold (excluding depreciation and amortization as shown below):
Retail	—	363.4	—	—	363.4
Marketing, supply and logistics	—	553.7	—	—	553.7
Storage and transportation	—	16.5	22.1	(5.3)	33.3
	—	933.6	22.1	(5.3)	950.4

Expenses:
Operating and administrative	—	151.1	12.9	—	164.0
Depreciation and amortization	—	73.7	24.7	—	98.4
Loss on disposal of assets	—	3.6	—	—	3.6
Operating income	—	80.6	34.0	—	114.6

Other income (expense):
Interest expense, net	(50.4)	—	—	—	(50.4)
Early extinguishment of debt	(24.9)	—	—	—	(24.9)
Other income	—	1.4	—	—	1.4
Equity in net income of subsidiary	115.7	—	—	(115.7)	—
Income before income taxes	40.4	82.0	34.0	(115.7)	40.7
Provision for income taxes	—	0.3	—	—	0.3
Net income	40.4	81.7	34.0	(115.7)	40.4
Net income attributable to non-controlling partners in subsidiary	—	—	(3.7)	—	(3.7)
Net income attributable to partners	$40.4	$81.7	$30.3	$(115.7)	$36.7

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5.3)	$(5.8)	$3.2	$2.6	$(5.3)
Change in unrealized fair value on cash flow hedges	0.7	3.2	—	—	3.9
Change in Suburban Propane Partners, L.P. units	0.8	—	—	—	0.8
Comprehensive income (loss)	$(3.8)	$(2.6)	$3.2	$2.6	$(0.6)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44.0	$50.0	$16.4	$(66.4)	$44.0
Change in unrealized fair value on cash flow hedges	(1.1)	4.0	—	—	2.9
Comprehensive income (loss)	$42.9	$54.0	$16.4	$(66.4)	$46.9

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2.5)	$(6.9)	$9.7	$(2.8)	$(2.5)
Change in unrealized fair value on cash flow hedges	1.4	6.6	—	—	8.0
Change in Suburban Propane Partners, L.P. units	0.4	—	—	—	0.4
Comprehensive income (loss)	$(0.7)	$(0.3)	$9.7	$(2.8)	$5.9

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended March 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$40.4	$81.7	$34.0	$(115.7)	$40.4
Change in unrealized fair value on cash flow hedges	(1.2)	1.5	—	—	0.3
Comprehensive income (loss)	$39.2	$83.2	$34.0	$(115.7)	$40.7

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended March 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$88.8	$60.2	$—	$149.0

Cash flows from investing activities
Acquisitions, net of cash acquired	—	0.1	(424.5)	—	(424.4)
Purchases of property, plant and equipment	—	(19.2)	(78.1)	—	(97.3)
Other	—	0.1	—	—	0.1
Net cash used in investing activities	—	(19.0)	(502.6)	—	(521.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	348.4	653.2	—	1,001.6
Principal payments on long-term debt	—	(384.7)	(357.8)	—	(742.5)
Distributions paid	(121.2)	(74.9)	(46.6)	167.8	(74.9)
Distributions paid to non-controlling partners	—	—	(18.7)	—	(18.7)
Distributions received	121.2	46.6	—	(167.8)	—
Net proceeds from the issuance of common units	—	—	224.5	—	224.5
Other	(2.8)	(0.4)	(11.9)	—	(15.1)
Net cash provided by (used in) financing activities	(2.8)	(65.0)	442.7	—	374.9

Net increase (decrease) in cash	(2.8)	4.8	0.3	—	2.3
Cash at beginning of period	2.9	(2.9)	—	—	—
Cash at end of period	$0.1	$1.9	$0.3	$—	$2.3

INERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended March 31, 2012
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$126.3	$68.2	$—	$194.5

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(23.0)	—	—	(23.0)
Purchases of property, plant and equipment	—	(30.7)	(81.4)	—	(112.1)
Other	—	5.3	—	—	5.3
Net cash used in investing activities	—	(48.4)	(81.4)	—	(129.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	255.0	785.1	129.0	—	1,169.1
Principal payments on long-term debt	(255.0)	(801.2)	(287.0)	—	(1,343.2)
Distributions paid	(293.0)	(172.6)	(120.4)	413.4	(172.6)
Distributions paid to non-controlling partners	—	—	(0.7)	—	(0.7)
Distributions received	293.0	120.4	—	(413.4)	—
Net proceeds from the issuance of common units	—	—	292.7	—	292.7
Other	(0.1)	(6.4)	(0.4)	—	(6.9)
Net cash provided by (used in) financing activities	(0.1)	(74.7)	13.2	—	(61.6)

Net increase (decrease) in cash	(0.1)	3.2	—	—	3.1
Cash at beginning of period	3.0	8.5	—	—	11.5
Cash at end of period	$2.9	$11.7	$—	$—	$14.6

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On April 25, 2013, Inergy declared a distribution of $0.290 per limited partner unit to be paid on May 15, 2013, to unitholders of record on May 8, 2013.

On May 5, 2013, Crestwood Holdings, LLC ("Crestwood Holdings") signed an agreement under which it will acquire the general partner of Inergy and Crestwood Holdings will contribute the ownership of Crestwood Midstream Partners LP's (NYSE:CMLP) ("CMLP") general partner and incentive distribution rights to Inergy in exchange for Inergy common units. Separately, under the agreement, CMLP would be merged with a subsidiary of Inergy Midstream in a merger in which CMLP unitholders would receive 1.07 units of Inergy Midstream for each unit of CMLP they own. Additionally, under the agreement, CMLP unaffiliated unitholders would receive a one-time $35 million cash payment at the closing of the merger, $25 million of which would be payable by Inergy Midstream and $10 million of which would be payable by Crestwood Holdings. The merger of Inergy Midstream and CMLP is conditioned upon the closing of Crestwood Holdings' acquisition of Inergy's general partner, the closing of the contribution of the CMLP general partner and incentive distribution rights to Inergy, and the approval of the holders of a majority of the limited partner interests of CMLP.

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

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that Inergy Midstream will grow its business in the near term through both organic growth projects and acquisitions; (ii) our belief  that anticipated cash from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our liquidity needs for the foreseeable future; (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; (iv) our expectation to grow our Tres Palacios operations through development projects, such as the Copano header extension project, (v) our belief that Inergy Midstream's pipelines and storage assets will continue to benefit from the development of the Marcellus shale as a significant supply basin; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Our Company

We are a midstream energy company with significant investments in the crude oil, natural gas and NGL sectors of the energy value chain. Our Tres Palacios facility is located near the liquids-rich Eagle Ford shale and Texas demand markets, and through Inergy Midstream, we have significant investments in natural gas storage and transportation facilities located near the Marcellus shale and the Northeast demand market, and crude oil loading and storage facilities located in the heart of the

Bakken shale. We believe our marketing, supply and logistics business complements our infrastructure investments, and the combination of the expertise and proprietary knowledge developed by our marketing, supply, transportation and risk management professionals and our fleet of transportation assets provides a competitive advantage over our competitors. Inergy Midstream's acquisition of the COLT Hub in December 2012 is a natural extension of its refinery and producer-services business, expands Inergy Midstream's shale-focused infrastructure portfolio and diversifies Inergy Midstream's revenue mix.
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

Our natural gas storage revenues are driven in large part by competition and demand for our storage capacity and deliverability, although demand for firm storage service in Texas remains depressed due to low natural gas prices and low seasonal spreads. We have not yet renewed firm storage contracts for 10 Bcf of capacity that expired on March 31, 2013 at Tres Palacios. While we may still elect to execute firm storage contracts for this capacity, based on current market conditions we believe we may generate greater revenue over the second half of the fiscal year utilizing the capacity for hub and interruptible services rather than executing firm storage contracts. Our NGL business revenues are driven in large part by our ability to optimize NGL assets that we own or control, and provide services to producers, refiners and other customers which effectively provide flow assurance to our customers. These services offer customers certainty of NGL and crude oil supply volumes flowing without interruption and at attractive economic value.

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

With respect to market trends, the assets comprising our storage and transportation segment (including the infrastructure assets of Inergy Midstream) could be negatively affected in the long term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for crude oil, natural gas and NGLs, all of which are beyond our control and could impair our ability to meet our long-term goals. At the same time, we believe that the contractual fee-based nature of these assets should help to reduce this risk. Development projects over the past few years have also been exposed to increased cost pressures associated with a shortage of skilled labor and the pricing of materials, even though we have seen some of these pressures begin to decrease in certain geographic areas. Moreover, although it has become more difficult to obtain the authorizations required to develop or expand natural gas and NGL infrastructure, we remain confident that the incremental time and money required to pursue and complete market-driven facilities will deliver meaningful value to our unitholders. The regulatory environment, combined with the location of our assets relative to both high-demand markets and prolific shale basins, effectively provides a significant barrier to entry that other market participants may find difficult to overcome.

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

Recent Developments

On May 5, 2013, Crestwood Holdings, LLC ("Crestwood Holdings") signed an agreement under which it will acquire the general partner of Inergy and Crestwood Holdings will contribute the ownership of Crestwood Midstream Partners LP's (NYSE:CMLP) ("CMLP") general partner and incentive distribution rights to Inergy in exchange for Inergy common units. Separately, under the agreement, CMLP would be merged with a subsidiary of Inergy Midstream in a merger in which CMLP unitholders would receive 1.07 units of Inergy Midstream for each unit of CMLP they own. Additionally, under the agreement, CMLP unaffiliated unitholders would receive a one-time $35 million cash payment at the closing of the merger, $25 million of which would be payable by Inergy Midstream and $10 million of which would be payable by Crestwood Holdings. The merger of Inergy Midstream and CMLP is conditioned upon the closing of Crestwood Holdings' acquisition of Inergy's general partner, the closing of the contribution of the CMLP general partner and incentive distribution rights to Inergy, and the approval of the holders of a majority of the limited partner interests of CMLP.

On October 11, 2012, the FERC authorized Arlington Storage Company, LLC (“ASC”) to acquire by merger the natural gas storage facility owned by Steuben Gas Storage Company.  On April 1, 2013, Steuben Gas Storage Company merged with and into ASC.  As a result of the merger, ASC now owns and operates our Thomas Corners, Seneca Lake and Steuben natural gas storage facilities and provides storage and transportation services for all three facilities under market-based authority.  ASC's ownership and operation of the Steuben and Thomas Corners storage facilities under the same FERC Gas Tariff effectively connects Thomas Corners to Dominion and connects Steuben to TGP and the Millennium Pipeline.  We continue to believe that having the ability to operate all three of these storage facilities under the same tariff will improve interconnectivity and increase the attractiveness of the services we offer to our customers.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2013 and 2012, respectively (in millions):

	Three Months Ended March 31,		Change
	2013	2012	In Dollars	Percentage
Revenue	$450.4	$662.4	$(212.0)	(32.0)%
Cost of product sold	366.5	462.6	(96.1)	(20.8)
Gross profit (excluding depreciation and amortization)	83.9	199.8	(115.9)	(58.0)
Operating and administrative expenses	30.9	81.4	(50.5)	(62.0)
Depreciation and amortization	46.8	49.7	(2.9)	(5.8)
Loss on disposal of assets	—	2.2	(2.2)	(100.0)
Operating income	6.2	66.5	(60.3)	90.7
Interest expense, net	(11.3)	(22.4)	11.1	49.6
Other income	0.1	0.1	—	—
Income (loss) before income taxes	(5.0)	44.2	(49.2)	111.3
Provision for income taxes	0.3	0.2	0.1	(50.0)
Net income (loss)	(5.3)	44.0	(49.3)	112.0
Net income attributable to non-controlling partners	(0.5)	(3.3)	2.8	84.8
Net income (loss) attributable to partners	$(5.8)	$40.7	$(46.5)	114.3%

Volume. As a result of the contribution of our former retail business to Suburban Propane Partners, L.P. (“SPH”) on August 1, 2012, we did not report retail gallons sold for the three months ended March 31, 2013, compared to 93.8 million retail gallons sold during the three months ended March 31, 2012. Gallons sold or processed related to our marketing, supply and logistics business increased 205.7 million gallons, or 91.9%, to 429.6 million gallons in the three months ended March 31, 2013, from 223.9 million gallons in the same three-month period in 2012.  This increase in gallons sold or processed was driven by an increase relating to gallons sold to new and existing customers, including volumes sold to SPH, and an increase in Y-grade sales during the three months ended March 31, 2013 as a result of increased production at certain facilities for which we marketed 100% of the production during both the three months ended March 31, 2013 and 2012, respectively. Also contributing to this increase was higher throughput and fractionated volumes processed at our West Coast NGL operations of approximately 78.3 million gallons, which was partially a result of an operational expansion of that facility in fiscal 2012.

For our storage and transportation business, the available capacity at Inergy Midstream's Stagecoach, Steuben and Thomas Corners storage facilities was 100% sold on a firm basis during each of the three month periods ended March 31, 2013 and 2012. The Seneca Lake storage facility was 100% and 59% contracted on a firm basis during the three months ended March 31, 2013 and 2012, respectively. The MARC I Pipeline, which was placed into service on December 1, 2012, was 82% contracted during the three months ended March 31, 2013, and the Bath NGL storage facility was approximately 100% contracted (for storage or forward sales) during both the three month periods ended March 31, 2013 and 2012. Our Tres Palacios storage facility was approximately 53% and 55% contracted on a firm basis (82% and 87% contracted on a firm and interruptible basis) during the three months ended March 31, 2013 and 2012, respectively. We currently anticipate that the percentage of storage contracted on a firm basis at Tres Palacios will decrease during the second half of the fiscal year. We intend to mitigate this decrease with an increase in interruptible contracts. As of March 31, 2013, 59% of the COLT Hub's rail loading capacity (98% after giving effect to contracted throughput increases described below) was sold under long-term take-or-pay contracts with minimum throughput commitments.  A majority of customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

Revenues. Revenues for the three months ended March 31, 2013, were $450.4 million, a decrease of $212.0 million, or 32.0%, from $662.4 million during the same three-month period in 2012.

As a result of the contribution of our former retail business to SPH as discussed above, we did not report revenue from retail sales for the three months ended March 31, 2013, compared to $321.3 million during the same three-month period in 2012.

Marketing, supply and logistics revenues were $365.6 million for the three months ended March 31, 2013, an increase of $87.6 million, or 31.5%, from $278.0 million during the same three-month period in 2012. This increase was driven by several factors, including the following: (i) an increase of $119.8 million resulting from increased volumes sold to new and existing marketing customers, including SPH, and increased natural gas liquid gallons sold or processed at our West Coast NGL operations; (ii) an increase in Y-grade sales of $14.8 million during the three months ended March 31, 2013 as a result of increased production at certain facilities for which we marketed 100% of the production; (iii) an increase of approximately $14.5 million arising from acquisition related revenues; and (iv) an increase of approximately $7.1 million in our legacy transportation business, a portion of which related to additional sales to SPH after the close of the contribution of our retail propane business to SPH and a portion related to increased shale activity, including the Marcellus and Utica shale's. These increases were partially offset by a decrease of $68.6 million due to lower commodity market prices during the three months ended March 31, 2013 compared to the same prior year period.

Revenues from storage and transportation were $84.8 million for the three months ended March 31, 2013, an increase of $21.7 million or 34.4% from $63.1 million during the same three-month period in 2012. Storage and transportation revenues increased approximately $18.2 million due to higher commodity sales at the Bath facility and $8.8 million due to the placement into service of the MARC I Pipeline. This increase in storage and transportation revenues was partially offset by a $3.3 million decline in revenues at Tres Palacios due to a decrease in rates on certain firm storage contracts and to a lesser extent, a decrease in demand for hub services at the facility. Revenues also declined $0.7 million from changes in the amount of capacity held on TGP's 300 Line and $2.1 million due to a reduction in salt revenues.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2013, was $366.5 million, a decrease of $96.1 million, or 20.8%, from $462.6 million during the same three-month period in 2012.

As a result of the contribution of our retail business to SPH as discussed above, we did not report retail cost of product sold for the three months ended March 31, 2013, compared to $184.6 million during the same three-month period in 2012.

Marketing, supply and logistics cost of product sold was $329.4 million for the three months ended March 31, 2013, an increase of $70.8 million, or 27.4%, from $258.6 million during the same three-month period in 2012. Costs increased approximately $129.4 million due to the higher sales volumes discussed above related to additional volumes sold to new and existing marketing customers, including SPH, and increased volume sold or processed at our West Coast NGL operations and the Y-Grade business at certain production facilities. Also contributing to the higher cost of product sold were costs related to acquisitions of $4.1 million and higher costs in our transportation business of $4.5 million related to the increased business activity as discussed above. These increases were partially offset by a $67.2 million decrease due to lower commodity purchase prices during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Storage and transportation cost of product sold was $37.1 million for the three months ended March 31, 2013, an increase of $17.7 million or 91.2% from $19.4 million during the same three-month period in 2012. Storage and transportation cost of product sold increased approximately $16.9 million primarily as a result of commodity sold from the Bath facility as discussed above. Also contributing $1.5 million to the increase was compression related costs incurred primarily as a result of increased throughput through our North-South Facilities and placing our MARC I Pipeline into service in December 2012. These increased costs were partially offset by slight cost reductions at certain storage facilities and our salt operations.

Our retail and marketing, supply and logistics cost of product sold consists primarily of tangible products sold including all propane, distillates and other NGLs sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $3.3 million and $20.1 million for the three months ended March 31, 2013 and 2012, respectively. In addition, the depreciation expense associated with the delivery vehicles, customer tanks and other plant equipment is reported within depreciation and amortization expense and amounted to $13.3 million and $27.1 million for the three months ended March 31, 2013 and 2012, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold. The decrease in these costs compared to the prior period is primarily due to the contribution of our retail propane operations to SPH on August 1, 2012.

Our storage and transportation cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage and pipeline transportation services amounted to $21.6 million and $7.7 million for the three months ended March 31, 2013 and 2012, respectively. Vehicle costs and wages for personnel directly involved in providing storage and pipeline transportation services amounted to $1.4 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the three months ended March 31, 2013, was $83.9 million, a decrease of $115.9 million, or 58.0%, from $199.8 million during the same three-month period in 2012.

As a result of the contribution of our retail business to SPH in fiscal 2012 as further discussed above, we did not report any retail gross profit for the three months ended March 31, 2013, compared to $136.7 million during the same three-month period in 2012.

Marketing, supply and logistics gross profit was $36.2 million for the three months ended March 31, 2013, an increase of $16.8 million, or 86.6%, from $19.4 million during the same three-month period in 2012. . Marketing, supply and logistics gross profit increased $5.2 million due to the increased marketing, supply and West Coast sales volumes as further discussed above, partially offset by a $1.4 million decrease as a result of lower average margins. Also contributing to higher gross profit were acquisitions and increased volumes in our trucking business, which contributed approximately $10.4 million and $2.6 million, respectively.

Storage and transportation gross profit was $47.7 million for the three months ended March 31, 2013, an increase of $4.0 million or 9.2% from $43.7 million during the same three-month period in 2012. Storage and transportation gross profit increased $7.2 million due to the placement into service of the MARC I Pipeline. Further, there was an increase of $1.3 million primarily due to commodity sales at the Bath facility as further discussed above. These increases to gross profit were partially offset by a $3.9 million lower gross profit from our Tres Palacios facility. Further offsetting these increases to gross profit were decreases associated with non-renewal of the TGP contract discussed above and our salt operations.

Operating and Administrative Expenses.  Operating and administrative expenses were $30.9 million for the three months ended March 31, 2013, compared to $81.4 million for the three months ended March 31, 2012, a decrease of $50.5 million, or 62.0%.  This decrease was primarily due to the contribution of our retail business to SPH in fiscal 2012 as discussed above.

Depreciation and Amortization. Depreciation and amortization was $46.8 million for the three months ended March 31, 2013, compared to $49.7 million for the three months ended March 31, 2012. This $2.9 million, or 5.8%, decrease was primarily due to the contribution of our retail business to SPH in fiscal 2012 as discussed above, partially offset by increases related to acquisitions and Inergy Midstream assets placed into service during fiscal 2013.

Interest Expense. Interest expense was $11.3 million for the three months ended March 31, 2013, compared to $22.4 million for the three months ended March 31, 2012. This $11.1 million, or 49.6%, decrease was due to a decline in average outstanding borrowings and average interest rate incurred, both due primarily to debt retired in conjunction with the contribution of our retail business to SPH in fiscal 2012. Additionally, during the three months ended March 31, 2012 and 2012, we capitalized $1.9 million and $4.2 million, respectively, of interest related to certain capital improvement projects in our storage and transportation segment as further described below in the “Liquidity and Sources of Capital” section.

Provision for Income Taxes.  The provision for income taxes for three months ended March 31, 2013, was $0.3 million compared to $0.2 million for the three months ended March 31, 2012. The provision for income taxes for the three months ended March 31, 2013, was composed of $0.6 million of current income tax expense partially offset by $0.3 million of deferred income tax benefit.

Net Income (Loss). We had a net loss of $5.3 million for the three months ended March 31, 2013, compared to net income of $44.0 million for the three months ended March 31, 2012. The $49.3 million decline in net income was primarily attributable to a $115.9 million decline in gross profit, partially offset by lower operating and administrative expenses and depreciation and amortization, which on a combined basis declined $53.4 million, and an $11.1 million decrease in interest expense. These factors were related primarily to the contribution of our retail business to SPH in fiscal 2012 as further discussed above.

Net (Income) Loss Attributable to Non-Controlling Partners. The net-income attributable to non-controlling partners of $0.5 million for the three months ended March 31, 2013, related to an approximate 34% minority interest in Inergy Midstream's net income. The net income attributable to non-controlling interest for the three months ended March 31, 2012 of $3.3 million related to the 24.8% minority interest in Inergy Midstream's net income during that period.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively (in millions):

	Three Months Ended March 31,
	2013	2012
EBITDA:
Net income (loss)	$(5.3)	$44.0
Interest expense, net	11.3	22.4
Provision for income taxes	0.3	0.2
Depreciation and amortization	46.8	49.7
EBITDA	$53.1	$116.3
Non-cash (gain) loss on derivative contracts	3.3	(0.7)
Long-term incentive and equity compensation expense	4.2	3.1
Loss on disposal of assets	—	2.2
Transaction costs	0.6	1.1
Adjusted EBITDA	$61.2	$122.0

	Three Months Ended March 31,
	2013	2012
EBITDA:
Net cash provided by operating activities	$121.0	$171.3
Net changes in working capital balances	(74.0)	(70.6)
Non-cash early extinguishment of debt	—	—
Provision for doubtful accounts	(0.4)	(0.5)
Amortization of deferred financing costs, swap premium and net bond discount	(1.2)	(1.2)
Long-term incentive and equity compensation expense	(4.2)	(3.1)
Loss on disposal of assets	—	(2.2)
Deferred income tax	0.3	—
Interest expense, net	11.3	22.4
Early extinguishment of debt	—	—
Provision for income taxes	0.3	0.2
EBITDA	$53.1	$116.3
Non-cash loss on derivative contracts	3.3	(0.7)
Long-term incentive and equity compensation expense	4.2	3.1
Loss on disposal of assets	—	2.2
Transaction costs	0.6	1.1
Adjusted EBITDA	$61.2	$122.0

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

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2013 and 2012, respectively (in millions):

	Six Months Ended March 31,		Change
	2013	2012	In Dollars	Percentage
Revenue	$889.0	$1,331.0	$(442.0)	(33.2)%
Cost of product sold	725.1	950.4	(225.3)	(23.7)
Gross profit (excluding depreciation and amortization)	163.9	380.6	(216.7)	(56.9)
Operating and administrative expenses	63.4	164.0	(100.6)	(61.3)
Depreciation and amortization	83.1	98.4	(15.3)	(15.5)
Loss on disposal of assets	0.8	3.6	(2.8)	(77.8)
Operating income	16.6	114.6	(98.0)	85.5
Interest expense, net	(19.4)	(50.4)	31.0	61.5
Early extinguishment of debt	—	(24.9)	24.9	100.0
Other income	0.7	1.4	(0.7)	(50.0)
Income (loss) before income taxes	(2.1)	40.7	(42.8)	105.2
Provision for income taxes	0.4	0.3	0.1	(33.3)
Net income (loss)	(2.5)	40.4	(42.9)	106.2
Net income attributable to non-controlling partners	(2.0)	(3.7)	1.7	45.9
Net income (loss) attributable to partners	$(4.5)	$36.7	$(41.2)	112.3%

Volume. As a result of the contribution of our former retail business to Suburban Propane Partners, L.P. (“SPH”) on August 1, 2012, we did not report retail gallons sold for the six months ended March 31, 2013, compared to 183.1 million retail gallons sold during the six months ended March 31, 2012. Gallons sold or processed related to our marketing, supply and logistics business increased 378.2 million gallons, or 84.4%, to 826.5 million gallons in the six months ended March 31, 2013, from 448.3 million gallons in the same six-month period in 2012.  This increase in gallons sold or processed was driven by an increase relating to gallons sold to new and existing customers, including volumes sold to SPH, and an increase in Y-grade sales during the six months ended March 31, 2013 as a result of increased production at certain facilities for which we marketed 100% of the production during both the six months ended March 31, 2013 and 2012, respectively. Also contributing to this increase was higher throughput and fractionated volumes processed at our West Coast NGL operations of approximately 148.4 million gallons, which was partially a result of operational expansion of that facility in fiscal 2012.

For our storage and transportation business, the available capacity at Inergy Midstream's Stagecoach, Steuben and Thomas Corners storage facilities was 100% sold on a firm basis during each of the six months ended March 31, 2013 and 2012. The Seneca Lake storage facility was 100% and 59% contracted on a firm basis during the six months ended March 31, 2013 and 2012, respectively. The MARC I Pipeline, which was placed into service on December 1, 2012, was 82% contracted during the period in which it was in service and the Bath NGL storage facility was approximately 100% contracted (for storage or forward sales) during each of the six months ended March 31, 2013 and 2012. Our Tres Palacios storage facility was approximately 53% and 54% contracted on a firm basis (85% and 80% contracted on a firm and interruptible basis) during the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, 59% of the COLT Hub's rail loading capacity (98% after giving effect to contracted throughput increases described below) was sold under long-term take-or-pay contracts with minimum throughput commitments.  A majority of customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

Revenues. Revenues for the six months ended March 31, 2013, were $889.0 million, a decrease of $442.0 million, or 33.2%, from $1,331.0 million during the same six-month period in 2012.

As a result of the contribution of our retail business to SPH on August 1, 2012 as discussed above, we did not report any retail revenue from retail sales for the six months ended March 31, 2013, compared to $616.3 million for the same six-month period in 2012.

Marketing, supply and logistics revenues were $736.4 million for the six months ended March 31, 2013, an increase of $144.0 million, or 24.3%, from $592.4 million during the same six-month period in 2012. This increase was driven by several factors, including the following: (i) an increase of $236.0 million resulting from increased volumes sold to new and existing marketing customers, including SPH, and increased natural gas liquid gallons sold or processed at our West Coast NGL operations; (ii) an increase in Y-grade sales of $30.6 million during the six months ended March 31, 2013 as a result of increased production at certain facilities for which we marketed 100% of the production; (iii) an increase of approximately $23.7 million arising from acquisition related revenues; and (iv) an increase of approximately $12.9 million in our legacy transportation business, a portion of which related to additional sales to SPH after the close of the contribution of our retail propane business to SPH and a portion related to increased shale activity, including the Marcellus and Utica shale's. These increases were partially offset by a decrease of $159.2 million due to lower commodity market prices during the six months ended March 31, 2013 compared to the same prior year period.

Revenues from storage and transportation were $152.6 million for the six months ended March 31, 2013, an increase of $30.3 million or 24.8% from $122.3 million during the same six-month period in 2012. Storage and transportation revenues increased $11.5 million and $2.9 million, respectively, due to the placement into service of the MARC I Pipeline and North-South Facilities. Revenues also increased approximately $26.7 million due to higher commodity sales at the Bath facility. These increases in storage and transportation revenues were partially offset by a $4.7 million reduction derived from changes in the amount of capacity held on TGP's 300 Line and a combined $3.0 million decrease arising from lesser interruptible wheeling services, lower storage revenues at certain of our storage facilities and a reduction in salt revenues. Additionally, revenues at Tres Palacios decreased $2.0 million due to a decrease in rates on certain firm storage contracts, offset in party by an increase in hub services.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2013, was $725.1 million, a decrease of $225.3 million, or 23.7%, from $950.4 million during the same six-month period in 2012.

As a result of the contribution of our retail business to SPH as discussed above, no retail cost of product sold was reported for the six months ended March 31, 2013, compared to $363.4 million during the same six-month period in 2012.

Marketing, supply and logistics cost of product sold was $668.2 million for the six months ended March 31, 2013, an increase of $114.5 million, or 20.7%, from $553.7 million during the same six-month period in 2012. Costs increased approximately $258.1 million due to the higher sales volumes discussed above related to additional volumes sold to new and existing marketing customers, including SPH, and increased volume sold or processed at our West Coast NGL operations and the Y-Grade business at certain production facilities. Also contributing to the higher cost of product sold were costs related to acquisitions of $8.9 million and higher costs in our trucking operations of $7.7 million related to the increased trucking activity as discussed above. These increases were partially offset by a $160.2 million decrease due to lower commodity purchase prices during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Storage and transportation cost of product sold was $56.9 million for the six months ended March 31, 2013, an increase of $23.6 million or 70.9% from $33.3 million during the same six-month period in 2012. Storage and transportation cost of product sold increased approximately $22.5 million primarily as a result of commodity sold from the Bath facility as discussed above. Also contributing was an increase of $2.1 million due to compression related costs incurred primarily as a result of placing our North-South Facilities and MARC I Pipeline into service in December 2011 and December 2012, respectively and higher costs at Tres Palacios. These higher costs were partially offset by lower costs at our salt operations and other storage and transportation facilities.

Our retail and marketing, supply and logistics cost of product sold consists primarily of tangible products sold including all propane, distillates and other NGLs sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $6.6 million and $39.3 million for the six months ended March 31, 2013 and 2012, respectively. In addition, the depreciation expense associated with the delivery vehicles, customer tanks and other plant equipment is reported within depreciation and amortization expense and amounted to $25.3 million and $44.2 million for the six months ended March 31, 2013 and 2012, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold. The decrease in these costs compared to the prior period is primarily due to the contribution of our retail propane operations to SPH on August 1, 2012.

Our storage and transportation cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage and pipeline transportation services amounted to $40.7 million and $24.6 million for the six months ended March 31, 2013 and 2012, respectively. Vehicle costs and wages for personnel directly involved in providing storage and pipeline transportation services amounted to $2.9 million and $2.1 million for the six months ended March 31, 2013 and 2012, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit (Excluding Depreciation and Amortization). Gross profit for the six months ended March 31, 2013, was $163.9 million, a decrease of $216.7 million, or 56.9%, from $380.6 million during the same six-month period in 2012.

As a result of the contribution of our retail business to SPH in fiscal 2012 as further discussed above, we did not report any retail gross profit for the six months ended March 31, 2013, compared to $252.9 million during the same six-month period in 2012.

Marketing, supply and logistics gross profit was $68.2 million for the six months ended March 31, 2013, an increase of $29.5 million, or 76.2%, from $38.7 million during the same six-month period in 2012. Marketing, supply and logistics gross profit increased $8.5 million due to the increased marketing, supply and West Coast sales volumes as further discussed above and $1.0 million as a result of higher average margins. Also contributing to higher gross profit were acquisitions and increased volumes in our trucking business, which contributed approximately $14.8 million and $5.2 million, respectively.

Storage and transportation gross profit was $95.7 million for the six months ended March 31, 2013, an increase of $6.7 million or 7.5% from $89.0 million during the same six-month period in 2012. Storage and transportation gross profit increased $10.1 million due to the placement into service of the MARC I Pipeline and $4.2 million primarily due to commodity sales at the Bath facility as further discussed above. These increases were partially offset by a $3.3 million lower gross profit at Tres Palacios, a $3.7 million decrease related to our reduced capacity held on TGP's 300 line and a decline in gross profit at our salt operations.

Operating and Administrative Expenses.  Operating and administrative expenses were $63.4 million for the six months ended March 31, 2013, compared to $164.0 million for the six months ended March 31, 2012, a decrease of $100.6 million, or 61.3%.  This decrease was primarily due to the contribution of our retail business in fiscal 2012 as further discussed above. Partially offsetting this decrease was a $2.3 million increase in transaction costs primarily relating to the acquisition of the COLT Hub and an increase of $3.1 million due to acquisitions.

Depreciation and Amortization. Depreciation and amortization was $83.1 million for the six months ended March 31, 2013, compared to $98.4 million for the six months ended March 31, 2012. This $15.3 million, or 15.5%, decrease was primarily due to the contribution of our retail business in fiscal 2012 as further discussed above. Partially offsetting this decrease was an increase related to acquisitions and Inergy Midstream assets placed into service during the six months ended March 31, 2013.

Interest Expense. Interest expense was $19.4 million for the six months ended March 31, 2013, compared to $50.4 million during the six months ended March 31, 2012. This $31.0 million, or 61.5%, decrease was due to a decline in average outstanding borrowings and average interest rate incurred, both due primarily to debt retired in conjunction with the contribution of our retail business to SPH in fiscal 2012. Additionally, during the six months ended March 31, 2013 and 2012, we capitalized $5.0 million and $7.6 million, respectively, of interest related to certain capital improvement projects in our storage and transportation segment as further described below in the “Liquidity and Sources of Capital” section.

Early Extinguishment of Debt. During the six months ended March 31, 2013, we did not incur any costs associated with the early extinguishment of debt. During the six months ended March 31, 2012, we paid in full the $300 million balance outstanding on our term loan facility, tendered substantially all the $95 million outstanding on our 2015 senior notes and tendered for $150 million of the $750 million outstanding on our 2021 senior notes. The loss associated with the above described transactions amounted to $24.9 million and was primarily related to the tender premiums and the write-off of previously capitalized charges associated with the original issuance of the respective debt.

Provision for Income Taxes.  The provision for income taxes for six months ended March 31, 2013, was $0.4 million compared to $0.3 million for the six months ended March 31, 2012. The provision for income taxes for the six months ended March 31, 2013, was composed of $1.0 million of current income tax expense partially offset by $0.6 million of deferred income tax benefit.

Net Income. Net income was $2.5 million for the six months ended March 31, 2013, compared to net income of $40.4 million for the six months ended March 31, 2012. The $42.9 million decrease in net income was primarily attributable to a $216.7 million decline in gross profit, partially offset by lower operating and administrative expenses and depreciation and amortization, which on a combined basis declined $115.9 million. Also offsetting the decline in net income was a $24.9 million decrease in charges related to the early extinguishment of debt and a $31.0 million decrease in interest expense. These factors were all related primarily to the contribution of our retail business to SPH in fiscal 2012 as further discussed above.

Net (Income) Loss Attributable to Non-Controlling Partners. The net income attributable to non-controlling partners of $2.0 million for the six months ended March 31, 2013, solely relates to an approximate 34% minority interest in Inergy Midstream's net income. The net income attributable to non-controlling interest for the six months ended March 31, 2012 of $3.7 million solely related to the 28.2% minority interest in Inergy Midstream's net income subsequent to the closing of Inergy Midstream's IPO on December 21, 2012.

EBITDA and Adjusted EBITDA. The following tables summarize EBITDA and Adjusted EBITDA for the six months ended March 31, 2013 and 2012, respectively (in millions):

	Six Months Ended March 31,
	2013	2012
EBITDA:
Net income (loss)	$(2.5)	$40.4
Interest expense, net	19.4	50.4
Early extinguishment of debt	—	24.9
Provision for income taxes	0.4	0.3
Depreciation and amortization	83.1	98.4
EBITDA	$100.4	$214.4
Non-cash (gain) loss on derivative contracts	6.7	(0.6)
Long-term incentive and equity compensation expense	7.3	6.2
Loss on disposal of assets	0.8	3.6
Transaction costs	3.4	1.1
Adjusted EBITDA	$118.6	$224.7

	Six Months Ended March 31,
	2013	2012
EBITDA:
Net cash provided by operating activities	$149.0	$194.5
Net changes in working capital balances	(55.9)	(34.6)
Non-cash early extinguishment of debt	—	(8.3)
Provision for doubtful accounts	(0.5)	(0.4)
Amortization of deferred financing costs, swap premium and net bond discount	(4.5)	(2.7)
Long-term incentive and equity compensation expense	(7.3)	(6.2)
Loss on disposal of assets	(0.8)	(3.6)
Deferred income tax	0.6	0.1
Interest expense, net	19.4	50.4
Early extinguishment of debt	—	24.9
Provision for income taxes	0.4	0.3
EBITDA	$100.4	$214.4
Non-cash loss on derivative contracts	6.7	(0.6)
Long-term incentive and equity compensation expense	7.3	6.2
Loss on disposal of assets	0.8	3.6
Transaction costs	3.4	1.1
Adjusted EBITDA	$118.6	$224.7

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

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $149.0 million and $194.5 million for the six-month periods ending March 31, 2013 and 2012, respectively. The $45.5 million decrease in operating cash flows was primarily attributable to a $216.7 million decline in gross profit, a $43.6 million decrease in cash interest expense and a $101.7 million decline in cash operating expenses. These changes in operating cash flows resulted primarily from the contribution of our retail operations to SPH in fiscal 2012. Also impacting operating cash flows was a $16.6 million increase related to the cash cost of the early extinguishment of debt during the six months ended March 31, 2012.

Net investing cash outflows were $521.6 million and $129.8 million for the six-month periods ending March 31, 2013 and 2012, respectively. Net cash outflows were primarily impacted by a $401.4 million increase in cash outlays related to acquisitions as well as a $5.2 million decrease in proceeds from the sale of assets, partially offset by a $14.8 million decrease in capital expenditures. The increase in acquisitions was primarily attributable to the December 2012 acquisition of the Colt Hub.

Net financing cash inflows (outflows) were $374.9 million and $(61.6) million for the six-month periods ending March 31, 2013 and 2012, respectively. The net change was primarily impacted by a $433.2 million increase in net borrowings along with a $97.7 million decrease in distributions. The increase in borrowings was primarily attributable to the December 2012 acquisition of the Colt Hub. Partially offsetting these increases in financing cash flows was a decrease of $68.2 million in net proceeds from the issuance of Inergy Midstream common units and an $18.0 million increase in distributions paid to non-controlling partners.

We believe that anticipated cash from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. We have identified capital expansion project opportunities in our storage and transportation operations. As of March 31, 2013, we have firm purchase commitments totaling approximately $13.5 million related to certain of our growth projects, and Inergy Midstream has firm purchase commitments totaling approximately $16.9 million related to certain of its growth projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at our discretion. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings.

See Note 7 for a description of our Credit Agreement, the NRGM Credit Facility and the NRGM Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2013, we had floating rate obligations totaling $51.8 million borrowed under our revolving line of credit (net of certain interest rate swaps, which convert our revolving line of credit to a fixed rate). Inergy Midstream also has a revolving credit facility subject to the risk of loss associated with movements in interest rates. At March 31, 2013, Inergy Midstream had floating rate obligations totaling $211.9 million. Floating rate obligations expose us and Inergy Midstream to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2013 levels, our interest expenditures would change by a total of approximately $0.5 million per year. If the floating rate of Inergy Midstream's revolving line of credit were to fluctuate by 100 basis points from March 2013 levels, Inergy Midstream's interest expense would change by approximately $2.1 million per year.

Commodity Price, Market and Credit Risk

Inherent in our marketing, supply and logistics business are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2013 and 2012, were energy marketers, propane retailers, resellers, and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2013, and September 30, 2012, were assets of $9.7 million and $37.5 million, respectively, and liabilities of $9.6 million and $20.9 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.1 million gallons of net unbalanced positions at March 31, 2013.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level. There have been no changes in our internal control over financial reporting except as discussed below (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.

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

INERGY, L.P.

		By:	INERGY GP, LLC
(its general partner)

Date:	May 7, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)