Form 10-Q
period 2013-09-30
Crestwood Equity Partners LP
filed 2013-11-08
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER: 001-34664
Crestwood Equity Partners LP
(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Louisiana Street, Suite 2060 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Inergy, L.P.	Two Brush Creek Blvd., Suite 200 Kansas City, Missouri, 64112	September 30
(Former name)	(Former address)	(Former fiscal year)

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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8.8	$0.1
Accounts receivable, less allowance for doubtful accounts of $0.1 million at September 30, 2013	238.9	45.4
Inventory (Note 3)	95.7	—
Assets from price risk management activities	23.7	—
Prepaid expenses and other current assets	20.1	4.9
Total current assets	387.2	50.4

Property, plant and equipment (Note 3)	3,727.9	1,197.4
Less: accumulated depreciation	167.8	95.0
Property, plant and equipment, net	3,560.1	1,102.4

Intangible assets (Note 3)	1,098.9	845.2
Less: accumulated amortization	84.8	49.9
Intangible assets, net	1,014.1	795.3

Goodwill	2,921.2	352.2
Investment in unconsolidated affiliates	152.1	—
Other assets	15.7	1.3
Total assets	$8,050.4	$2,301.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$212.1	$5.4
Accrued expenses and other liabilities	148.5	43.1
Liabilities from price risk management activities	31.9	—
Current portion of long-term debt (Note 7)	4.4	—
Total current liabilities	396.9	48.5

Long-term debt, less current portion (Note 7)	1,827.4	685.2
Other long-term liabilities	204.8	17.2
Deferred income taxes	17.4	—

Partners’ capital (Note 8):
Limited partner unitholders (171,059,307 and 39,491,002 limited partner units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,367.8	31.7
Total Crestwood Equity Partners LP partners’ capital	1,367.8	31.7
Interest of non-controlling partners in subsidiaries	4,236.1	1,519.0
Total partners’ capital	5,603.9	1,550.7
Total liabilities and partners’ capital	$8,050.4	$2,301.6

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Gathering and processing	$71.1	$63.0	$214.6	$172.0
NGL and crude services	307.3	—	348.8	—
Storage and transportation	48.8	—	55.1	—
	427.2	63.0	618.5	172.0

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	12.9	10.3	40.4	26.7
NGL and crude services	270.0	—	307.4	—
Storage and transportation	7.1	—	7.7	—
	290.0	10.3	355.5	26.7
Expenses:
Operating and administrative	66.3	17.5	118.2	52.0
Depreciation, amortization and accretion	55.4	16.9	105.8	51.9
	121.7	34.4	224.0	103.9
Other operating income (expense):
Goodwill impairment	(4.1)	—	(4.1)	—
Gain on sale of assets	4.4	—	4.4	—
Gain on contingent consideration	—	—	—	6.8
Operating income	15.8	18.3	39.3	48.2

Loss from unconsolidated affiliate	0.4	—	0.4	—
Interest and debt expense, net	22.8	8.9	46.2	25.4
Income (loss) before income taxes	(7.4)	9.4	(7.3)	22.8
Provision for income taxes	0.5	0.3	1.2	0.9
Net income (loss)	(7.9)	9.1	(8.5)	21.9
Net (income) loss attributable to non-controlling partners	(0.4)	(3.1)	6.9	(9.2)
Net income (loss) attributable to Crestwood Equity Partners LP	$(8.3)	$6.0	$(1.6)	$12.7

Limited partners' interest information:
Subordinated unitholders' interest in net income (loss)	$(0.2)	$0.7	$(0.1)	$1.4
Common unitholders' interest in net income (loss)	$(8.1)	$5.3	$(1.5)	$11.3

Net income (loss) per limited partner unit:
Basic	$(0.05)	$0.15	$(0.02)	$0.32
Diluted	$(0.05)	$0.15	$(0.02)	$0.32

Weighted-average limited partners’ units outstanding (in thousands):
Basic	166,720	35,103	85,243	35,103
Dilutive units	4,388	4,388	4,388	4,388
Diluted	171,108	39,491	89,631	39,491

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(7.9)	$9.1	$(8.5)	$21.9
Change in Suburban Propane Partners, L.P. units	0.2	—	—	—
Comprehensive income (loss)	$(7.7)	$9.1	$(8.5)	$21.9

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Limited Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2012	$31.7	$1,519.0	$1,550.7
Net proceeds from issuance of common units by subsidiaries	—	356.7	356.7
Net proceeds from common unit options exercised	0.1	—	0.1
Issuance of Class D units to non-controlling interest	(126.3)	126.3	—
Issuance of Class C units	0.6	(0.6)	—
Issuance of preferred equity of subsidiary	—	96.1	96.1
Gain (loss) on issuance of subsidiary units	(4.0)	4.0	—
Change in interest in Crestwood Marcellus Midstream LLC	238.9	(238.9)	—
Invested capital from Crestwood Equity Partners LP net of debt (Note 4)	1,388.8	2,484.4	3,873.2
Unit-based compensation charges	1.0	6.6	7.6
Taxes paid for unit-based compensation vesting	(0.7)	(0.7)	(1.4)
Distributions to members	(31.6)	(110.0)	(141.6)
Distribution of Class C units to non-controlling interests	(0.1)	0.1	—
Distribution for additional interest in Crestwood Marcellus Midstream LLC	(129.0)	—	(129.0)
Net loss	(1.6)	(6.9)	(8.5)
Balance at September 30, 2013	$1,367.8	$4,236.1	$5,603.9

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income (loss)	$(8.5)	$21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	73.7	34.9
Amortization and accretion	32.1	17.0
Amortization of deferred financing costs	3.4	3.7
Amortization of bond premium	(0.4)	—
Market adjustment on interest rate swaps	(1.1)	—
Gain on contingent consideration	—	(6.8)
Unit-based compensation charges	7.6	1.5
Provision for doubtful accounts	(1.1)	—
Goodwill impairment	4.1	—
Gain on sale of assets	(4.4)	—
Loss from unconsolidated affiliate	0.4	—
Deferred income taxes	(2.6)	—
Other non-cash income items	(0.1)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(61.8)	(0.3)
Inventory	(47.2)	—
Prepaid expenses and other current assets	2.2	0.8
Accounts payable, accrued expenses and other liabilities	102.4	5.2
Net liabilities from price risk management activities	15.4	—
Net cash provided by operating activities	114.1	77.9

Investing activities
Acquisitions, net of cash acquired	6.1	(469.0)
Purchases of property, plant and equipment	(198.6)	(34.3)
Proceeds from sale of assets	11.1	—
Investment in unconsolidated affiliates	(152.5)	—
Net cash used in investing activities	(333.9)	(503.3)
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Financing activities
Proceeds from the issuance of Crestwood Equity Partners LP long-term debt	$216.3	$—
Proceeds from the issuance of Inergy Midstream, L.P. long-term debt	93.8	—
Proceeds from the issuance of Legacy CMLP long-term debt	343.5	350.2
Proceeds from the issuance of Crestwood Marcellus Midstream LLC long-term debt	139.9	27.5
Principal payments on Crestwood Equity Partners LP long-term debt	(160.2)	—
Principal payments on Inergy Midstream, L.P. long-term debt	(299.5)	—
Principal payments on Legacy CMLP long-term debt	(194.0)	(329.5)
Principal payments on Crestwood Marcellus Midstream LLC long-term debt	(75.0)	(8.0)
Contributions from partners	—	249.7
Distributions to members	(43.4)	(9.7)
Distributions paid to non-controlling partners	(110.0)	(63.9)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	(129.0)	—
Payments on capital leases	(3.0)	(2.2)
Payments for deferred financing costs	(0.1)	(6.5)
Net proceeds from issuance of Crestwood Midstream Partners LP common units	118.5	217.5
Net proceeds from issuance of Inergy Midstream, L.P. common units	238.2	—
Proceeds from issuance of preferred equity of subsidiary, net	96.1	—
Net proceeds from Crestwood Equity Partners LP common unit options exercised	0.1	—
Taxes paid for unit-based compensation vesting	(3.7)	(0.4)
Net cash provided by financing activities	228.5	424.7

Net increase (decrease) in cash	8.7	(0.7)
Cash at beginning of period	0.1	0.8
Cash at end of period	$8.8	$0.1

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(38.6)	$1.2

Acquisitions, net of cash acquired:
Current assets	$216.6	$—
Property, plant and equipment	2,259.7	132.1
Intangible assets	315.0	338.2
Goodwill	2,564.4	—
Other assets	12.7	—
Current liabilities	(208.9)	(0.7)
Debt	(1,079.3)	(0.6)
Invested capital of Crestwood Equity Partners LP, net of debt (Note 4)	(3,873.2)	—
Other liabilities	(213.1)	—
Total acquisitions, net of cash acquired	$(6.1)	$469.0

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Partnership Organization and Basis of Presentation

Organization

Crestwood Equity Partners LP (formerly known as Inergy, L.P., the “Company” or “CEQP”), a Delaware limited partnership formed in March 2001, is an energy midstream company. Its common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “CEQP.” The Company is managed by its general partner, Crestwood Equity GP LLC (formerly known as Inergy GP, LLC), which is indirectly owned by Crestwood Holdings LLC (“Crestwood Holdings”). The substantial majority of Crestwood Holdings is indirectly owned by First Reserve Management, LP, an energy-focused private equity fund (“FRC”).

During the period ended September 30, 2013, the Company conducted a significant part of its consolidated operations through two publicly-traded master limited partnerships, Inergy Midstream, L.P. (“Inergy Midstream” or “NRGM”) and Crestwood Midstream Partners LP (“Legacy Crestwood” or “Legacy CMLP”). These master limited partnerships were managed by their general partners, and the Company owns the general partners of Inergy Midstream and Legacy Crestwood. The Company therefore managed and controlled Inergy Midstream and Legacy Crestwood.

In addition to managing and controlling both NRGM and Legacy CMLP, the Company owned the incentive distribution rights (“IDRs”) of Inergy Midstream and Legacy Crestwood. The IDRs of Inergy Midstream entitle the Company to receive 50% of all distributions paid by Inergy Midstream in excess of its initial quarterly distribution of $0.37 per common unit. The general partner interest of Legacy CMLP entitled the Company to receive 1.8% of all distributions paid by Legacy CMLP. The IDRs of Legacy CMLP entitled the Company to receive 15% of all distributions above the first target distribution ($0.345 per common unit), 25% of all distributions above the second target distribution ($0.375 per common unit) and thereafter 50% of all distributions above the third target distribution level of $0.45 per common unit.

On October 7, 2013, (i) Legacy Crestwood merged with a wholly-owned subsidiary of Inergy Midstream (the "Crestwood Merger"), with Legacy Crestwood continuing as the surviving entity; (ii) Legacy Crestwood merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity; and (iii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol from “NRGM” to “CMLP.” Concurrently with these transactions, on October 7, 2013, the Company changed its name from Inergy, L.P. to Crestwood Equity Partners LP and changed its NYSE listing symbol from “NRGY” to “CEQP.” See "Business Combinations" below and Note 13 for additional information.

Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “Company,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) Inergy Midstream and NRGM refers to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (ii) Legacy Crestwood and Legacy CMLP refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger, and (iii) Crestwood Midstream and CMLP refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries subsequent to the Crestwood Merger, in each case, as the context requires.

Business Combination

On May 5, 2013, the Company and certain of its affiliates entered into a series of definitive agreements with Crestwood Holdings and certain of its affiliates under which, among other things, (i) the Company agreed to distribute to its common unitholders all of the NRGM common units owned by the Company; (ii) Crestwood Holdings agreed to acquire the owner of our general partner; (iii) Crestwood Holdings agreed to contribute ownership of Legacy CMLP's general partner and IDRs to the Company in exchange for common and subordinated units of the Company; and (iv) Legacy Crestwood agreed to merge with and into a subsidiary of Inergy Midstream in a merger in which Legacy CMLP unitholders received 1.07 NRGM common units for each Legacy CMLP common unit they owned and, Legacy CMLP unitholders (other than Crestwood Holdings), received a one-time approximately $35 million cash payment at the closing of the Merger, or $1.03 per unit, $25 million of which was paid by NRGM and approximately $10 million of which was paid by Crestwood Holdings.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 5, 2013, Legacy Crestwood's general partner distributed to a wholly-owned subsidiary of Crestwood Holdings approximately 137,105 common units and approximately 21,588 Class D units of Legacy CMLP, representing all of the Legacy CMLP common and Class D units held by Legacy Crestwood's general partner.

On June 18, 2013, the Company distributed to its unitholders approximately 56.4 million NRGM common units, representing all of the NRGM common units held by the Company.

On June 19, 2013, Crestwood Holdings acquired the owner of our general partner and contributed to the Company ownership of Crestwood Gas Services GP, LLC ("Legacy CMLP GP"), which owned 100% of the general partnership interests and IDRs of Legacy Crestwood. Crestwood Holdings and its ultimate parent company, FRC, acquired control of the Company as a result of these transactions.

On October 7, 2013, the Crestwood Merger closed. As a result of the completion of the Crestwood Merger and certain related transactions on October 7, 2013, the operations of Inergy Midstream and Legacy CMLP have now been combined. The Company continues to own (i) the general partner of Crestwood Midstream, which entitles us to manage and control the master limited partnership, and (ii) the IDRs of Crestwood Midstream, which entitles us to 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit. See Note 13 for additional information.

Description of Business

The Company provides gathering, processing, storage and transportation solutions to customers in the crude oil, natural gas liquids (“NGLs”) and natural gas sectors of the energy industry. The Company's financial statements reflect three operating and reporting segments: (i) gathering and processing; (ii) NGL and crude services; and (iii) storage and transportation.

The Company's gathering and processing (G&P) operations provide natural gas gathering, processing, treating, compression and transportation services to producers in unconventional shale plays in West Virginia, Wyoming, Texas, Arkansas, New Mexico and Louisiana. The consolidated assets reflected in this segment include rich gas gathering systems and processing plants in the Marcellus Shale, Niobrara Powder River Basin, Barnett Shale, Granite Wash, and Avalon Shale plays, and dry gas gathering systems in the Barnett Shale, Fayetteville Shale, and Haynesville Shale plays.

The Company's NGL and crude services operations provide NGL marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others customers. The consolidated assets reflected in this segment primarily include a crude oil rail loading and storage terminal located in North Dakota (the COLT Hub), the West Coast operations, a fleet of over-the-road truck and rail transports, an NGL storage facility in New York (the Bath storage facility), and a solution-mining and salt production company in New York (US Salt). In the quarter ended September 30, 2013, the Company moved its US Salt operations and its Bath storage facility operations to the NGL and crude services segment from the storage and transportation segment.

The Company's storage and transportation operations provide natural gas storage and transportation services to third parties. The consolidated assets reflected in this segment primarily include natural gas storage facilities in New York and Texas (the Stagecoach, Thomas Corners, Steuben, Seneca Lake and Tres Palacios storage facilities), and natural gas transmission facilities in New York and Pennsylvania (the North-South Facilities, the MARC I Pipeline, and the East Pipeline).

The Company owns and operates the Tres Palacios natural gas storage facility, a fractionation facility on the West Coast and an NGL supply and logistics business. All other consolidated assets of the Company are owned by or through Crestwood Midstream.

Basis of Presentation

These financial statements were originally the financial statements of Legacy CMLP GP, prior to being acquired by the Company on June 19, 2013 as discussed above. The Company’s acquisition of Legacy CMLP GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with The Financial Accounting Standards Board ("FASB") Accounting Standard Codification Subtopic 805 - Business Combinations. The accounting for a reverse acquisition results in the legal acquiree (Legacy CMLP GP) being the acquiror for accounting purposes. Although Legacy CMLP GP was the surviving entity for accounting purposes, the Company was the surviving entity for legal purposes; consequently, the name on these financial statements was changed from Crestwood Gas Services GP, LLC to Crestwood Equity Partners LP.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 18, 2013, the Company changed its fiscal year-end from September 30 to December 31 to adopt the fiscal year of Legacy CMLP GP.

The financial information contained herein as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

The accompanying consolidated financial statements should be read in conjunction with the Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended September 30, 2012 as well as the Form 8-K/A filed August 5, 2013, containing consolidated financial statements related to Legacy CMLP GP.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including among others Inergy Partners, LLC (“Inergy Partners”), Tres Palacios Gas Storage LLC (“TPGS”), IPCH Acquisition Corp. (“IPCHA”), CEQP Finance Corp. (formerly Inergy Finance Corp.), Inergy Operations, LLC, Crestwood Midstream GP LLC (formerly known as NRGM GP, LLC) and Legacy CMLP GP. The accompanying consolidated financial statements also include the accounts of Inergy Midstream and Legacy Crestwood and their consolidated subsidiaries.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Financial Instruments and Price Risk Management

The Company utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventory, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to the interest rate risk associated with fixed and variable rate borrowings. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

The Company is periodically party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions. Certain of these instruments may be designated as fair value hedges for accounting purposes. The Company is also periodically party to certain interest rate swap agreements designed to manage interest rate risk exposure. The Company’s overall objective for entering into hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed and variable rate borrowings. The commodity derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product/services sold.

The Company had no derivatives identified as fair value hedges for accounting purposes in the three-month and nine-month periods ended September 30, 2013 and 2012.

The Company also enters into derivative financial instruments that may qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to variable interest payments. These derivatives are recorded on the balance sheet at fair value as other assets or other long-term liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner's capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. In certain situations under the rules, the ineffective portion of the gain or loss is recognized as cost of product sold/services sold or interest expense in the current period. The Company did not have any derivatives designated as cash flow hedges in the three-month and nine-month periods ended September 30, 2013 and 2012.

The Company’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

The Company's gathering and processing operations gather, process, treat, compress, transport and sell natural gas pursuant to fixed-fee and percent-of-proceeds contracts. For fixed-fee contracts, the Company recognizes revenues based on the volume of natural gas gathered, processed and treated or compressed. For percent-of-proceeds contracts, the Company recognizes revenues based on the value of products sold to third parties. The Company recognizes revenues for these services and products when all of the following criteria are met:

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

Credit Risk and Concentrations

Inherent in the Company's contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. The Company takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.

Two customers, Quicksilver Resources Inc. (“Quicksilver”) and Antero Resources Appalachian Corporation (“Antero”), accounted for approximately 44% and 13% of the Company's total revenue for the three months ended September 30, 2012, respectively. No customers accounted for 10% or more of the Company's total revenue in the three months ended September 30, 2013. Quicksilver accounted for approximately 12% and 50% of the Company's total revenue for the nine months ended September 30, 2013 and 2012, respectively.  No other customer accounted for 10% or more of the Company's total revenue in those periods. All Quicksilver and Antero revenues are captured in the gathering and processing segment.

At December 31, 2012, Quicksilver and Antero accounted for approximately 48% and 14% of the Company's consolidated accounts receivable, respectively. No customer accounted for 10% or more of the Company's consolidated accounts receivable at September 30, 2013.

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

Inventory

Inventory for NGL and crude services operations, which mainly consist of NGLs, are stated at the lower of cost or market and are computed using the average cost method. Inventory for storage and transportation operations are stated at the lower of cost or market and are computed predominantly using the average cost method. Legacy CMLP GP had no inventory at December 31, 2012.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product/services sold at the time product is shipped or delivered to the customer.

Property, Plant and Equipment

Property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. For assets the Company constructs, it capitalizes direct costs, such as labor and materials, and indirect costs, such as overhead and interest. The Company capitalizes major units of property replacements or improvements and expenses minor items. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Gathering systems	20
Processing plants and compression facilities	20 – 25
Buildings, rights-of-way, easements and storage rights	20 – 70
Office furniture and equipment	5 – 10
Vehicles	5
Pipelines	20
Base gas	10

Salt deposits are depleted utilizing the unit of production method.

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks, deferred financing costs and gas gathering, compression and processing contracts. Customer accounts, covenants not compete and trademarks have arisen from acquisitions. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt using the effective interest method. The Company recognizes acquired intangible asset separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

Customer accounts, covenants not to compete and trademarks are generally amortized on a straight-line basis over their estimated economic lives, typically 10 years, 2 - 9 years and 5 - 10 years, respectively. The customer accounts associated with the NGL and crude services segment and the gas gathering, compression and processing contracts are generally amortized based on the projected cash flows associated with the contracts, typically 5 - 20 years.

Goodwill

Goodwill is recognized for various acquisitions as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

The Company completed its annual impairment test for each of its reporting units and determined that no impairment existed as of December 31, 2012. During the three months ended September 30, 2013, the Company recorded an impairment of goodwill of approximately $4.1 million on its Haynesville/Bossier Shale system as a result of a decrease in anticipated revenues to be generated from those operations due primarily to the Company's inability to renew and extend a significant revenue contract that expired in mid-2013.

Investment in Unconsolidated Affiliate

The Company applies the equity method of accounting where it can exert significant influence over, but does not control or direct, the policies, decisions or activities of the entity. The Company uses the cost method of accounting where it is unable to exert significant influence over the entity. The FASB's accounting standards related to equity method investments and joint

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ventures requires entities to periodically review their equity method investments to determine whether current events or circumstances indicate that the carrying value of the equity method investment may be impaired. The Company evaluates its equity method investment for impairment when there are indicators of impairment. If indicators suggest impairment, the Company will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of the Company's equity method investment declined and if any such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment's carrying value is written down to fair value.

Income Taxes

The Company is a publicly-traded master limited partnership. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless the partnership generates at least 90% of its gross income from qualifying sources. If the qualifying income requirement is satisfied, the publicly-traded partnership will be treated as a partnership for federal income tax purposes. The earnings of the Company and its limited liability subsidiaries are included in the federal and state income tax returns of the individual members or partners. However, legislation in certain states allows for taxation of partnerships, and as such, certain state taxes for the Company have been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states as discussed below. In addition, federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities. The Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

The Company is responsible for its portion of the Texas Margin tax that is included in Crestwood Holdings' consolidated Texas franchise tax return. The Company's current tax liability will be assessed based on 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires the Company to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Sales Tax

The Company accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

Income Per Unit

The Company calculates basic net income per limited partner unit by utilizing the two class method. Diluted net income per limited partner unit is computed by dividing net income attributable to the limited partners by the weighted-average number of units outstanding and the effect of dilutive units granted in the Company's acquisition of Legacy CMLP GP. Net income attributable to the limited partners is determined by first allocating to the Company the earnings from the IDR interests from Crestwood Midstream (or, prior to the Crestwood Merger, the general partner and IDR interests of Inergy Midstream and Legacy CMLP) with the remaining earnings allocated according to the capital accounts. The weighted average number of units outstanding is calculated based on the presumption that the common and subordinated units issued to acquire Legacy CMLP GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition. On the date of the acquisition, all of the Company's limited partner units are considered outstanding.

Accrued Additions to Property, Plant and Equipment

The Company has accrued for property, plant and equipment, including certain construction work in process relating to construction efforts on various growth projects. At September 30, 2013 and December 31, 2012, the Company had accrued $47.4 million and $9.2 million relating to property, plant and equipment classified as accrued expenses on the consolidated balance sheets.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Asset Retirement Obligations

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The Company records a liability for legal or contractual obligations to retire its long-lived assets associated with right-of-way contracts it holds and its facilities whether owned or leased. The Company records a liability in the period the obligation is incurred and estimable. An ARO is initially recorded at its estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which the Company records as depreciation, amortization and accretion expense on its consolidated statements of operations. The fair value of certain AROs could not be determined as settlement dates (or range of dates) associated with these assets were not estimable. The net AROs were $14.6 million and $14.0 million at September 30, 2013 and December 31, 2012, respectively, and are included in other long-term liabilities on the consolidated balance sheets.

Environmental Costs and Other Contingencies

The Company recognizes liabilities for environmental and other contingencies when it has an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

The Company records liabilities for environmental contingencies at their undiscounted amounts on its consolidated balance sheets as accrued expenses and other liabilities when environmental assessments indicate that remediation efforts are probable and costs can be reasonably estimated. Estimates of the Company's liabilities are based on currently available facts and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors. These estimates are subject to revision in future periods based on actual costs or new circumstances. The Company capitalizes costs that benefit future periods and recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

The Company evaluates potential recoveries of amounts from third parties, including insurance coverage, separately from its liability. Recovery is evaluated based on the solvency of the third party, among other factors. When recovery is assured, the Company records and reports an asset separately from the associated liability on its consolidated balance sheet.

Accounting for Unit-Based Compensation

Unit-based compensation awards are valued at the closing market price of our common units on the date of grant, which reflects the fair value of such awards. For those awards that are settled in cash, the associated liability is remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. The Company generally recognizes the expense associated with the award over the vesting period. At the time of issuance of phantom units, management of the General Partner determines whether they will be settled in cash or settled in common units. Unit-based compensation awards at Inergy Midstream and Legacy Crestwood are fully reflected in these financial statements and are accounted for in the manner described above.

The amount of compensation expense recorded by the Company was $5.6 million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively, and $7.6 million and $1.5 million during the nine months ended September 30, 2013 and 2012, respectively.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In determining its operating segments, the Company examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 10 for disclosures related to the Company’s three operating and reporting segments.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and accounts payable represent fair value due to their liquid and short-term nature.

Credit Facilities

The fair value of the Company's credit agreement and all of its credit facilities approximates their carrying amounts as of September 30, 2013 and December 31, 2012 due primarily to the variable nature of the interest rates of the instruments.

Senior Notes

The Company estimates the fair value of its senior notes primarily based on quoted market prices for the same or similar issuances. This valuation methodology is considered level 2 in the fair value hierarchy. The following table reflects the carrying value and fair value of the senior notes (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP senior unsecured notes	$11.5	$11.5	$—	$—
Legacy CMLP senior unsecured notes	$351.3	$369.3	$351.5	$365.9
NRGM senior unsecured notes	$500.0	$497.8	$—	$—

See Note 6 for a discussion of the Company's assets and liabilities recorded at fair value on the balance sheet.

Recently Issued Accounting Pronouncements

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. The Company adopted the effects of ASU No. 2011-11 on January 1, 2013.

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

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 – Certain Balance Sheet Information

Inventory consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
NGLs	$88.8	$—
Parts, supplies and other	6.9	—
Total inventory	$95.7	$—

Property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Gathering systems	$662.5	$582.3
Processing plants and compression facilities	544.5	485.4
Plant equipment	522.3	—
Buildings, rights-of-way and easements	75.2	66.4
Land and storage rights	755.7	4.1
Pipelines	661.0	—
Vehicles	32.9	0.3
Construction in process	246.6	56.0
Base gas	97.9	—
Salt deposits	120.5	—
Office furniture and equipment	8.8	2.9
	3,727.9	1,197.4
Less: accumulated depreciation	167.8	95.0
Total property, plant and equipment, net	$3,560.1	$1,102.4

The Company had capital lease assets of $11.5 million and $11.8 million included in property, plant and equipment at September 30, 2013 and December 31, 2012, respectively.

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Customer accounts	$231.0	$—
Covenants not to compete	7.0	—
Gas gathering, compression and processing contracts	750.1	813.0
Acquired storage contracts	43.5	—
Trademarks	33.5	—
Deferred financing and other costs	33.8	32.2
	1,098.9	845.2
Less: accumulated amortization	84.8	49.9
Total intangible assets, net	$1,014.1	$795.3

Note 4 – Business Acquisitions

Jackalope Acquisition

On June 24, 2013, Crestwood Niobrara LLC (“Crestwood Niobrara”) entered into an agreement with RKI Exploration and Production LLC (“RKI”) to purchase RKI's 50% interest in Jackalope Gas Gathering Services, L.L.C. ("Jackalope"), which owns a rich gas gathering system located in the Powder River Basin Niobrara play, for approximately $107.5 million. We completed the acquisition on July 19, 2013. Crestwood Niobrara financed the Jackalope acquisition through (i) a capital contribution of approximately $26.9 million by Legacy CMLP, which Legacy CMLP funded with borrowings under its credit facility, and (ii) the issuance of approximately $80.6 million of preferred securities to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, “GE EFS”).

Crestwood Niobrara expects to fund up to 75% of its future capital contributions to Jackalope through the issuance of additional preferred securities to GE EFS (not to exceed $69.4 million in the aggregate), with the remaining portion of such capital contributions to be funded by CMLP capital contributions. CMLP serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, CMLP has the right to redeem GE EFS's preferred securities with cash or CMLP common units.

CEQP Reverse Acquisition

As described in Note 1, the Company's acquisition of Legacy CMLP GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with FASB Accounting Standard Codification Subtopic 805 - Business Combinations. This accounting treatment requires the accounting acquiree (CEQP) to have its assets and liabilities stated at fair value as well as any other purchase accounting adjustments as of the date of the acquisition, June 19, 2013. The fair value of CEQP was calculated based on the consolidated enterprise value of CEQP as of June 19, 2013. This consolidated enterprise value was based on the stock prices of CEQP and NRGM, the value of the outstanding senior notes based on quoted market prices for same or similar issuances and the value of the outstanding floating rate debt. The preliminary purchase allocation is subject to material change pending the completion of the valuation of assets acquired and liabilities assumed.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the merger date (in millions):

	June 19, 2013	Preliminary Estimate (a)	Adjustment Based on Revised Valuation Report
Current assets	$222.7	$222.7	$—
Property, plant and equipment	2,259.7	2,554.9	(295.2)
Intangible assets	315.0	273.0	42.0
Other assets	12.7	51.2	(38.5)
Total identifiable assets acquired	2,810.1	3,101.8	(291.7)

Current liabilities	208.9	205.5	3.4
Long-term debt	1,079.3	1,079.3	—
Other long-term liabilities	213.1	43.9	169.2
Total liabilities assumed	1,501.3	1,328.7	172.6

Net identifiable assets acquired	1,308.8	1,773.1	(464.3)
Goodwill	2,564.4	2,100.1	464.3
Net assets acquired	$3,873.2	$3,873.2	$—
(a)    Provisional amount recorded as of June 30, 2013.
The changes from the preliminary estimate were based on additional valuation information obtained on certain of our storage and transportation assets and obligations, primarily related to our Tres Palacios storage operations.  These revised estimates continue to be preliminary and are subject to material change pending the final valuation of these assets and liabilities.

The adjustments to the purchase price allocation did not materially impact the statements of operations for the quarters ended June 30, 2013 or September 30, 2013.
The $2,564.4 million of goodwill is reflected in the Company's NGL and crude services segment and storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected upon completion of the integration of CEQP and Legacy CMLP GP.  Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $32.5 million, $51.2 million, $43.7 million, $35.8 million and $31.5 million for each of the years ended December 31, 2013 through December 31, 2017.
The following table represents the pro forma consolidated statements of operations as if the reverse acquisition had been included in the consolidated results of the Company for the three-month period ended September 30, 2012 and for the full nine-month periods ended September 30, 2013 and 2012 (in millions, except per unit information):

	Pro Forma Consolidated Statement of Operations (Unaudited)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012 (a)	2013	2012 (a)
Revenues	$333.7	$1,339.9	$1,026.4
Net income (loss)	$73.2	$(34.2)	$105.1

Net income (loss) per limited partner unit:
Basic	$1.90	$(0.33)	$2.42
Diluted	$1.69	$(0.33)	$2.15

(a)
The three-month and nine-month periods ended September 30, 2012 have also been adjusted to reflect the contribution of the Company's retail operations to Suburban Propane Partners on August 1, 2012 as if that contribution had been removed from the consolidated results of operations at the beginning of each period presented.

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the reverse acquisition to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective reporting period. The purchase price allocation for the reverse acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma are preliminary and subject to change.

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

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

The Company sells NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs. The Company will enter into offsetting positions to economically hedge against the exposure its customer contracts create, however does not designate these instruments as hedging instruments for accounting purposes. These instruments are marked to market with the changes in the market value reflected in cost of product/services sold. The Company attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product/services sold related to these instruments.

Fair Value Hedging Activity

The Company will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its NGL inventory. The Company may choose to designate these instruments as fair value hedges for accounting purposes. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product/services sold.

A significant amount of inventory held in bulk storage facilities is hedged as it is not expected to be sold in the immediate future and is therefore exposed to fluctuations in commodity prices.

The Company did not have any derivative instruments designated as fair value hedges for accounting purposes during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of the Company’s derivative financial instruments include the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013		December 31, 2012
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	7.2	8.8	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect the Company’s monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of thirty-four months or less; however, 95.9% of the contracts expire within twelve months.

Credit Risk

Inherent in the Company's contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. The Company takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2013 were energy marketers and propane retailers, resellers and dealers. There were no activities associated with assets from price risk management at December 31, 2012.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of the Company's derivative instruments have credit limits that require the Company to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as the Company's established credit limit with the respective counterparty. If the Company's credit rating were to change, the counterparties could require the Company to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in the Company's credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2013, is $12.1 million for which the Company has posted $1.5 million of collateral in the normal course of business. The Company has posted $5.2 million of NYMEX margin deposits in the normal course of business. The Company has received collateral of $10.2 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of September 30, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to heating oil, crude oil, NGLs and interest rates. The Company’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2013 (in millions):

	September 30, 2013
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.3	$35.9	$—	$36.2	$—	$36.2	$(12.5)	$23.7
SPH units	6.6	—	—	6.6	—	6.6	—	6.6
Total assets at fair value	$6.9	$35.9	$—	$42.8	$—	$42.8	$(12.5)	$30.3

Liabilities
Liabilities from price risk management	$0.3	$29.7	$—	$30.0	$—	$30.0	$1.9	$31.9
Interest rate swaps	—	4.8	—	4.8	—	4.8	—	4.8
Total liabilities at fair value	$0.3	$34.5	$—	$34.8	$—	$34.8	$1.9	$36.7

(a)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

The Company had no assets or liabilities recorded at fair value at December 31, 2012.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012

CEQP credit agreement	$376.2	$—
CEQP senior notes	11.5	—
CEQP obligations under noncompetition agreements and notes to former owners of businesses acquired	2.9	—
Legacy CMLP credit facility	356.2	206.7
Legacy CMLP senior notes	350.0	350.0
Premium on Legacy CMLP senior notes	1.3	1.5
CMM credit facility	191.9	127.0
NRGM credit facility	37.0	—
NRGM senior notes	500.0	—
Fair value adjustment of NRGM senior notes	4.8	—
Total debt	1,831.8	685.2
Less: current portion	4.4	—
Total long-term debt	$1,827.4	$685.2

CEQP and its subsidiaries do not provide credit support or guarantee any amounts outstanding under the credit facilities or notes of Crestwood Midstream. Crestwood Midstream and its subsidiaries do not provide credit support or guarantee any amounts outstanding under CEQP’s credit facility or senior notes.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CEQP Credit Facility

The Company utilizes a secured credit facility (the "CEQP Credit Facility") with an aggregate revolving loan facility of $550 million to fund working capital requirements and as a source of capital to fund capital expenditures and acquisitions. All borrowings under the CEQP Credit Facility are generally secured by substantially all of the Company's assets and the equity interests in all of the Company's wholly owned subsidiaries, and loans thereunder bear interest, at the Company's option, subject to certain limitations, at a rate equal to the following:

•
the Alternate Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%; (ii) JP Morgan's prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 2.00%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 3.00%.

At September 30, 2013, the balance outstanding under the CEQP Credit Facility was $376.2 million. The interest rates of the CEQP Credit Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.69% and 4.75% at September 30, 2013. Availability under the CEQP Credit Facility amounted to $122.6 million at September 30, 2013. Outstanding standby letters of credit under the credit facility amounted to $51.2 million at September 30, 2013.

The credit agreement governing the CEQP Credit Facility contains various covenants and restrictive provisions that limit its ability to, among other things: incur additional debt; make distributions on or redeem or repurchase units; make certain investments and acquisitions; incur or permit certain liens to exist; enter into certain types of transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or otherwise dispose of assets.

The CEQP Credit Facility contains the following financial covenants:

•
the ratio of CEQP's total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement) for the four fiscal quarters most recently ended must be no greater than 4.75 to 1.0; and

•	the ratio of CEQP's consolidated EBITDA to consolidated interest expense (as defined in the credit agreement), for the four fiscal quarters then most recently ended, must not be less than 2.50 to 1.0.

At September 30, 2013, the total funded debt to consolidated EBITDA was approximately 4.3 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 10.2 to 1.0.

On May 23, 2013, the Company obtained from its lenders certain waivers and consents necessary to consummate the transactions that resulted in Crestwood Holdings' acquisition of the Company's general partner and the Company's acquisition of the general partner of Legacy Crestwood. The Company also amended its credit agreement to, among other things, (i) require the Company to prepay up to $300 million in aggregate principal amount of borrowings outstanding under the CEQP Credit Facility with net proceeds received by the Company or its subsidiaries from asset dispositions or insurance proceeds (“Net Proceeds”), (ii) automatically reduce the lenders' revolving loan commitments by an amount equal to the Net Proceeds, and (iii) permit the sale of assets from the Company to its subsidiaries and to Inergy Midstream and its subsidiaries.

On August 28, 2013, the Company entered into that certain Consent, Waiver and Amendment No. 6 (the “Consent and Amendment”) that amends the definition of “Consolidated EBITDA” in the CEQP credit agreement to account for (i) the Company’s distribution on June 19, 2013 of NRGM common units to the Company’s unitholders and (ii) distributions received by the Company from Inergy Midstream and Legacy CMLP before and after the closing of the Crestwood Merger. The Consent and Amendment also changed the Company’s fiscal year-end from September 30 to December 31.

The Company has entered into six interest rate swaps that mature in 2016 to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements require the Company to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly on an aggregate notional amount of $225.0 million. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to the Company based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CEQP Senior Notes

At September 30, 2013, the Company had $11.5 million in outstanding senior notes, the majority of which mature on October 1, 2018 and have a coupon rate of 7%. The outstanding senior notes do not contain any financial covenants.

Retirement of Credit Facilities

Contemporaneously with the closing of the Crestwood Merger on October 7, 2013, Crestwood Midstream entered into a new five-year $1 billion senior secured revolving credit facility (the "Crestwood Midstream Revolver") and immediately thereafter repaid and retired the Legacy CMLP Credit Facility, the CMM Credit Facility, and the NRGM Credit Facility with borrowings under the Crestwood Midstream Revolver. See Note 13 for additional information.

Legacy CMLP Credit Facility

Borrowings under the Legacy CMLP Credit Facility, repaid and retired on October 7, 2013, bear interest at LIBOR plus an applicable margin or a base rate as defined in the CMLP credit agreement. Under the terms of the credit facility, the applicable margin under LIBOR borrowings was 2.8% and 2.5% at September 30, 2013 and December 31, 2012, respectively. The weighted-average interest rate as of September 30, 2013 and December 31, 2012 was 3.0% and 2.8%, respectively. At September 30, 2013 and December 31, 2012, the balance outstanding under the Legacy CMLP Credit Facility was $356.2 million and $206.7 million, respectively.

Legacy CMLP Senior Notes

In April 2011, Legacy CMLP and Crestwood Midstream Finance Corporation (“Legacy CMLP Finance” and together with Legacy CMLP, the “Legacy CMLP Issuers”) issued $200 million in a private offering in aggregate principal amount of their 7.75% Senior Notes due 2019 (the “Initial CMLP Notes”). On November 14, 2012, the Legacy CMLP Issuers issued and sold an additional $150 million in a private offering in aggregate principal amount of their 7.75% Senior Notes due 2019 (the “Additional CMLP Notes,” and together with the Initial CMLP Notes, the “Legacy CMLP Notes”). The Legacy CMLP Notes will mature on April 1, 2019, and interest is payable semi-annually in arrears on April 1 and October 1 of each year. Interest payments commenced on October 1, 2011 and April 1, 2013 for the Initial CMLP Notes and the Additional CMLP Notes, respectively, noting that interest payable on the Additional CMLP Notes' April 1, 2013 payment date commenced accruing on October 1, 2012.

In general, the Legacy CMLP Notes are fully and unconditionally guaranteed, joint and severally, on a senior unsecured basis by Legacy CMLP's subsidiaries (other than Legacy CMLP Finance, Crestwood Niobrara LLC, and CMM and its subsidiaries). The indenture contains customary release provisions, such as (i) disposition of all or substantially all the assets of, or the capital stock of, a guarantor subsidiary to a third person if the disposition complies with the indenture; (ii) designation of a guarantor subsidiary as an Unrestricted Subsidiary in accordance with its indentures; (iii) legal or covenant defeasance of a series of senior notes, or satisfaction and discharge of the related indenture; and (iv) guarantor subsidiary ceases to guarantee any other indebtedness of Legacy CMLP or any other guarantor subsidiary, provided it no longer guarantees indebtedness under the Legacy CMLP Credit Facility. Legacy CMLP has no independent assets or operations, and Legacy CMLP Finance is a 100% finance subsidiary of Legacy CMLP.

The indenture restricts the ability of Legacy CMLP and its subsidiaries to, among other things, sell assets; pay distributions on, redeem or repurchase Legacy CMLP units, redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; create or incur certain liens; enter into agreements that restrict distributions or other payments to Legacy CMLP from its restricted subsidiaries; consolidate, merge or transfer all or substantially all of Legacy CMLP's assets; and, engage in affiliate transactions; create unrestricted subsidiaries. These restrictions are subject to a number of important exceptions and qualifications, and many of these restrictions will terminate when the senior notes are rated investment grade and no default under the indenture has occurred and is continuing.

CMM Credit Facility

At September 30, 2013 and December 31, 2012, the balance outstanding under the CMM Credit Facility, repaid and retired on October 7, 2013, was $191.9 million and $127.0 million, respectively. There were no outstanding standby letters of credit under the CMM Credit Facility at September 30, 2013.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Borrowings under the CMM Credit Facility bear interest at LIBOR plus an applicable margin or base rate, as defined in the credit agreement governing the CMM Credit Facility. Under the terms of the CMM Credit Facility, the applicable margin under LIBOR was 2.8% and 2.5% at September 30, 2013 and December 31, 2012. The weighted-average interest rate as of September 30, 2013 and December 31, 2012 was 3.0% and 2.8%.

NRGM Credit Facility

At September 30, 2013, the balance outstanding under the NRGM Credit Facility, repaid and retired on October 7, 2013, was $37.0 million. Outstanding standby letters of credit under the NRGM Credit Facility amounted to $2.0 million at September 30, 2013.

NRGM Senior Notes

At September 30, 2013, the balance outstanding on the Inergy Midstream 6.0% Senior Notes due 2020 (the “NRGM Notes”) was $500.0 million. The Company recorded a $4.8 million adjustment in conjunction with the CEQP reverse acquisition to adjust the debt to fair value. The senior notes will mature on December 15, 2020, and interest is payable semi-annually in arrears on June 15 and December 15 of each year.

In general, the NRGM Notes are fully and unconditionally guaranteed, joint and severally, on a senior unsecured basis by Inergy Midstream's subsidiaries other than Crestwood Midstream Finance Corp. (formerly known as NRGM Finance Corp., ("Finance Corp.")). The indenture contains customary release provisions, such as (i) disposition of all or substantially all the assets of, or the capital stock of, a guarantor subsidiary to a third person if the disposition complies with the indenture; (ii) designation of a guarantor subsidiary as an Unrestricted Subsidiary in accordance with our indentures; (iii) legal or covenant defeasance of a series of senior notes, or satisfaction and discharge of the related indenture; and (iv) guarantor subsidiary ceases to guarantee any other indebtedness of ours or any other guarantor subsidiary, provided it no longer guarantees indebtedness under the NRGM Credit Facility. Inergy Midstream has no independent assets or operations, and Finance Corp. is a 100% finance subsidiary of Inergy Midstream.

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

On May 14, 2013, Inergy Midstream commenced a consent solicitation for the purpose of amending the indenture to ensure that the consummation of the Crestwood Merger would not constitute a “Change of Control” thereunder, which would have entitled the note holders to require Inergy Midstream to repurchase the senior notes. The consent solicitation was conditioned on the receipt of consents from holders of record on the record date of a majority in aggregate principal amount of the NRGM Notes. On May 22, 2013, following its receipt of the requisite consents, Inergy Midstream entered into a second supplemental indenture memorializing the requested changes to the indenture. As part of the consent solicitation, consents were delivered and not revoked by holders of approximately $464.5 million in aggregate principal amount (or 92.9%) of the NRGM Notes.

Note 8 – Partners’ Capital

Preferred Equity of Subsidiary

In conjunction with the Jackalope acquisition discussed in Note 4, Crestwood Niobrara issued a preferred interest of approximately $80.6 million to GE EFS. The preferred interest is reflected as noncontrolling interest in our consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three and nine months ended September 30, 2013, GE EFS contributed $96.1 million (which consisted of the initial contribution of $80.6 million and additional capital contributions of $15.5 million) to Crestwood Niobrara in exchange for an equivalent number of preferred units. The proceeds from the initial GE EFS contribution were used to purchase the investment in Jackalope and the proceeds from the subsequent contributions were used to fund capital contributions to the Jackalope investment.

Common Unit Offering

On March 22, 2013, Legacy CMLP completed a public offering of 4,500,000 common units at a price of $23.90 per common unit ($23.00 per common unit, net of underwriting discounts) providing net proceeds of approximately $103.5 million. Legacy CMLP granted the underwriters a 30 day option to purchase up to 675,000 additional common units if the underwriters sold more than 4,500,000 common units in the offering. The underwriters exercised this option on April 5, 2013, providing net proceeds of approximately $15.5 million. The net proceeds from these transactions were used to reduce indebtedness under each of the CMM and Legacy CMLP Credit Facilities.

On September 13, 2013, Inergy Midstream sold 11,000,000 common units at a price of $21.69 per unit providing net proceeds of approximately $238.4 million. On October 7, 2013 the underwriters exercised their option to purchase 773,191 additional common units. The net proceeds were used to repay borrowings under the NRGM Credit Facility.

Conversion of Limited Partner Units

On April 1, 2013, Legacy CMLP's outstanding Class C units converted to common units on a one-for-one basis. Prior to the conversion, Legacy CMLP had the option to pay distributions to our Class C unitholders with cash or by issuing additional Paid-in-Kind Class C units, based upon the volume weighted-average price of Legacy CMLP's common units for the 10 trading days immediately preceding the date the distribution was declared. The unitholders of the converted units received a quarterly cash distribution for the period ended March 31, 2013 although the Class C units were not converted until April 1, 2013.
In January 2013, Legacy CMLP issued 6,190,469 Class D units, representing limited partner interests, to Crestwood Holdings in connection with its acquisition of Crestwood Holdings' 65% interest in CMM. The Class D units are similar in certain respects to Legacy CMLP's common units and Class C units, except that Legacy CMLP has the option to pay distributions to its Class D unitholders with cash or by issuing additional Paid-in-Kind Class D units based on the volume weighted-average price of Legacy CMLP's common units for the 10 trading days immediately preceding the date the distribution is declared. Legacy CMLP issued 151,238 and 141,422 additional Class D units in lieu of paying cash quarterly distributions on the Class D units attributable to the quarters ended March 31, 2013 and June 30, 2013, respectively. In March 2014, Legacy CMLP's outstanding Class D units will convert to common units.
Quarterly Distributions of Available Cash
Legacy CMLP paid cash distributions to its common unitholders of $27.4 million and $75.8 million during the three and nine months ended September 30, 2013, and $20.6 million and $56.7 million during the three and nine months ended September 30, 2012. Inergy Midstream paid cash distributions to its common unitholders of $34.2 million during the three months ended September 30, 2013. The Company paid cash distributions to its common unitholders of $22.3 million during the three months ended September 30, 2013.

Note 9 – Commitments and Contingencies

Purchase Commitments

The Company periodically enters into agreements with suppliers to purchase fixed quantities of NGLs, distillates and natural gas at fixed prices. At September 30, 2013, the total of these firm purchase commitments was $275.0 million, 97.6% of which will occur over the course of the next twelve months. The Company also enters into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company and its consolidated subsidiaries entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project, the COLT Hub expansion project, and certain upgrades to the US Salt facility. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The COLT Hub expansion project primarily includes an expansion of receiving, storage, and take-away capacity via interconnecting pipelines, storage tanks, and rail facilities. At September 30, 2013, the total of the Company's storage and transportation and NGL and crude services operations' firm purchase commitments was approximately $52.0 million. The gathering and processing segment also has purchase commitments of approximately $43.3 million related to other growth and maintenance contractual purchase obligations, as well as environmental obligations. The majority of the purchases associated with these commitments are expected to occur over the course of the next twelve months.

Capital Leases

The Company has auto leases, a compressor, and a treating facility that are accounted for as capital leases. The terms of the agreements vary from 2013 until 2016. The Company's capital lease liabilities were $4.2 million and $7.0 million at September 30, 2013 and December 31, 2012, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings
Five putative class action lawsuits challenging the Crestwood Merger have been filed, four in federal court in the United States District Court for the Southern District of Texas: (i) Abraham Knoll v. Robert G. Phillips, et al. (Case No. 4:13-cv-01528); (ii) Greg Podell v. Crestwood Midstream Partners, LP, et al. (Case No. 4:13-cv-01599); (iii) Johnny Cooper v. Crestwood Midstream Partners LP, et al. (Case No. 4:13-cv-01660); and (iv) Steven Elliot LLC v. Robert G. Phillips, et al. (Case No. 4:13-cv-01763), and one in Delaware Chancery Court, Hawley v. Crestwood Midstream Partners LP, et al. (Case No. 8689-VCL).  All of the cases name Legacy Crestwood (since merged into the Company), Crestwood Gas Services GP LLC, Crestwood Holdings LLC, the current and former directors of Crestwood Gas Services GP LLC, the Company, Inergy Midstream, Crestwood Midstream GP LLC (formerly NRGM GP, LLC), and Intrepid Merger Sub, LLC as defendants.  All of the suits are brought by a purported holder of common units of Inergy Midstream, both individually and on behalf of a putative class consisting of holders of common units of Inergy Midstream.  The lawsuits generally allege, among other things, that the directors of Crestwood Gas Services GP LLC breached their fiduciary duties to holders of common units of Inergy Midstream by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process.  The lawsuits further allege that the Company, Inergy Midstream, Crestwood Midstream GP LLC, and Intrepid Merger Sub, LLC aided and abetted the Legacy Crestwood directors in the alleged breach of their fiduciary duties.  The lawsuits seek, in general, (i) injunctive relief enjoining the merger, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs' costs, including reasonable attorneys' and experts' fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further equitable relief as the court deems just and proper.  Certain of the actions also assert claims of inadequate disclosure under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the Elliot case also names Citigroup Global Markets Inc. as an alleged aider and abettor.  The plaintiff in the Hawley action in Delaware filed a motion for expedited proceedings but subsequently withdrew that motion and then filed a stipulation voluntarily dismissing the action without prejudice (which has not yet been approved by the Court).  The plaintiffs in the Knoll, Podell, Cooper, and Elliot actions filed an unopposed motion to consolidate these four cases, which the Court granted and captioned the consolidated matter as In re Crestwood Midstream Partners Unitholder Litigation, Lead Case No. 4:13-cv-01528 (the “Consolidated Action”). The plaintiffs entered into a Memorandum of Understanding (MOU) on September 24, 2013 to settle the Consolidated Action whereby the defendants denied liability. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class and final court approval following completion of a settlement hearing. The defendants expect the Court to approve the terms of the MOU by the end of the first quarter of 2014. The anticipated settlement of the MOU will not have a material impact to our consolidated financial statements.

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

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko seeks various remedies, including specific performance of the letter of intent and monetary damages.

On September 9, 2013, Inergy Midstream and Anadarko entered into a confidential settlement agreement to resolve any and all claims relating to the litigation. CEQP has reimbursed Inergy Midstream for the amount paid to Anadarko under the settlement agreement pursuant to the omnibus agreement that governs Inergy Midstream's relationship with CEQP.

The Company is periodically involved in litigation proceedings. If the Company determines that a negative outcome is probable and the amount of loss is reasonably estimable, then it accrues the estimated amount. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows. However, the Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on the Company's results of operations or cash flows in the period in which the amounts are paid and/or accrued.

Any loss estimates are inherently subjective, based on currently available information, and are subject to management's judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.

Regulatory Compliance

In the ordinary course of our business, the Company is subject to various laws and regulations. In the opinion of the Company's management, compliance with current laws and regulations will not have a material effect on its results of operations, cash flows or financial condition.

Environmental Compliance

The Company's operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. The Company is subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating the Company's facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At September 30, 2013, the Company had accrued approximately $0.3 million for environmental matters, which was based on the Company's undiscounted estimate of amounts it will spend on environmental compliance and remediation. The Company estimates that its potential liability for reasonably possible outcomes related to its environmental exposures could range from $0.3 million to $0.5 million. The Company had approximately $0.2 million accrued for environmental matters at December 31, 2012.

Self-Insurance

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management's estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. The Company's self insurance reserves could be affected if future claim developments differ from the historical trends. The Company believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. The Company is liable for the development of claims for its disposed retail propane operations, provided they were reported prior to August 1, 2012. At September 30, 2013, the Company's self-insurance reserves were $17.0 million. The Company estimates that $12.2 million of this balance will be paid subsequent to September 30, 2014. As such, $12.2 million has been classified in other long-term liabilities on the consolidated balance sheets. There were no self-insurance reserves at December 31, 2012.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 – Segments

In conjunction with the June 19, 2013 transactions described in Note 1, the Company modified its segments and now its financial statements reflect three operating and reporting segments: (i) gathering and processing operations; (ii) NGL and crude services operations; and (iii) storage and transportation operations. The Company's gathering and processing operations engage in the gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs. The Company's NGL and crude services operations provide NGLs and crude oil marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others that effectively provide flow assurances to our customers, as well as the production and sale of salt products and NGL storage. The Company's storage and transportation operations provide natural gas storage and transportation services to third parties. The Company's corporate operations include all general and administrative expense that is not allocated to the reportable segments. The Company previously evaluated the performance of its operating segments based on gross profit (which the Company defined as operating revenues less product purchases). As a result of Crestwood Holdings’ acquisition of the owner of the Company's general partner on June 19, 2013 and the integration of the Inergy Midstream and CMLP operations, the Company now assesses the performance of its operating segments based on EBITDA, which represents operating income plus depreciation, amortization and accretion expense. In addition, in the quarter ended September 30, 2013, the Company moved the results of its US Salt facility operations and its Bath NGL storage facility operations to the NGL and crude services segment from the storage and transportation segment.

The identifiable assets associated with each reporting segment include accounts receivable and inventory. Goodwill, property, plant and equipment and cash expenditures for property, plant and equipment are also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the NGL and crude services segment.

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(7.9)	$9.1	$(8.5)	$21.9
Add:
Interest and debt expense, net	22.8	8.9	46.2	25.4
Provision for income taxes	0.5	0.3	1.2	0.9
Depreciation, amortization and accretion	55.4	16.9	105.8	51.9
EBITDA	$70.8	$35.2	$144.7	$100.1

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the reportable segment data for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30, 2013
	Gathering and Processing Operations	NGL and Crude Services Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Operations	Total
Operating revenues	$71.1	$307.3	$48.8	$—	$—	$427.2
Cost of product/services sold	12.9	270.0	7.1	—	—	290.0
Operating and administrative expense	14.9	15.5	6.8	—	29.1	66.3
Goodwill impairment	(4.1)	—	—	—	—	(4.1)
Gain on sale of assets	4.4	—	—	—	—	4.4
Loss on investment in unconsolidated affiliate	(0.4)	—	—	—	—	(0.4)
EBITDA	$43.2	$21.8	$34.9	$—	$(29.1)	$70.8
Identifiable assets	$51.7	$267.0	$18.7	$(2.8)	$—	$334.6
Goodwill	$356.8	$1,430.8	$1,133.6	$—	$—	$2,921.2
Property, plant and equipment	$1,440.9	$693.7	$1,590.8	$—	$2.5	$3,727.9
Cash expenditures for property, plant and equipment	$84.2	$17.9	$12.4	$—	$—	$114.5

	Three Months Ended September 30, 2012
	Gathering and Processing Operations	NGL and Crude Services Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Operations	Total
Operating revenues	$63.0	$—	$—	$—	$—	$63.0
Cost of product/services sold	10.3	—	—	—	—	10.3
Operating and administrative expense	10.9	—	—	—	6.6	17.5
EBITDA	$41.8	$—	$—	$—	$(6.6)	$35.2
Identifiable assets	$39.5	$—	$—	$—	$—	$39.5
Goodwill	$352.2	$—	$—	$—	$—	$352.2
Property, plant and equipment	$1,129.8	$—	$—	$—	$—	$1,129.8
Cash expenditures for property, plant and equipment	$11.9	$—	$—	$—	$—	$11.9

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2013
	Gathering and Processing Operations	NGL and Crude Services Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Operations	Total
Operating revenues	$214.6	$348.8	$55.1	$—	$—	$618.5
Cost of product/services sold	40.4	307.4	7.7	—	—	355.5
Operating and administrative expense	40.5	17.3	7.7	—	52.7	118.2
Goodwill impairment	(4.1)	—	—	—	—	(4.1)
Gain on sale of assets	4.4	—	—	—	—	4.4
Loss on investment in unconsolidated affiliate	(0.4)	—	—	—	—	(0.4)
EBITDA	$133.6	$24.1	$39.7	$—	$(52.7)	$144.7
Identifiable assets	$51.7	$267.0	$18.7	$(2.8)	$—	$334.6
Goodwill	$356.8	$1,430.8	$1,133.6	$—	$—	$2,921.2
Property, plant and equipment	$1,440.9	$693.7	$1,590.8	$—	$2.5	$3,727.9
Cash expenditures for property, plant and equipment	$164.5	$19.1	$15.0	$—	$—	$198.6

	Nine Months Ended September 30, 2012
	Gathering and Processing Operations	NGL and Crude Services Operations	Storage and Transportation Operations	Intersegment Operations	Corporate Operations	Total
Operating revenues	$172.0	$—	$—	$—	$—	$172.0
Cost of product/services sold	26.7	—	—	—	—	26.7
Operating and administrative expense	30.0	—	—	—	22.0	52.0
Gain on contingent consideration	6.8	—	—	—	—	6.8
EBITDA	$122.1	$—	$—	$—	$(22.0)	$100.1
Identifiable assets	$39.5	$—	$—	$—	$—	$39.5
Goodwill	$352.2	$—	$—	$—	$—	$352.2
Property, plant and equipment	$1,129.8	$—	$—	$—	$—	$1,129.8
Cash expenditures for property, plant and equipment	$34.3	$—	$—	$—	$—	$34.3

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 – Related Party Transactions

The Company enters into transactions with its affiliates within the ordinary course of business. For a further discussion of the Company's affiliated transactions, see the Form 8-K as filed with the SEC on August 5, 2013. The following table shows revenues, cost of goods sold, operating and administrative expense and reimbursements from the Company's affiliates for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gathering and processing revenues	$24.1	$27.9	$74.3	$86.7
Gathering and processing cost of goods sold	$7.6	$—	$22.2	$—
Operating and administrative expense	$6.1	$5.1	$17.2	$14.6
Reimbursements	$0.2	$0.2	$0.7	$0.7

The following table shows accounts receivable and accounts payable from the Company's affiliates as of September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Accounts receivable	$22.1	$23.8
Accounts payable	$6.2	$3.1

Note 12 – Condensed Consolidating Financial Information

The Company is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under CEQP's outstanding senior notes and credit agreement listed are jointly and severally guaranteed by the Company's wholly owned domestic subsidiaries. Crestwood Midstream and its wholly owned subsidiaries do not guarantee the Company's senior notes or credit facility.

As discussed in Note 1, the accounting for the Company's acquisition of Legacy CMLP GP results in the historical CEQP operations being acquired on June 19, 2013. The Company's senior notes are thus not included in the financial statements prior to June 19, 2013. Legacy CMLP GP (the accounting predecessor) does not guarantee any debt. Therefore, the condensed consolidated financial statements do not include 2012 financial information.

The tables below present condensed consolidated financial statements for the Company (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$1.8	$6.9	$—	$8.8
Accounts receivable	—	163.7	78.0	(2.8)	238.9
Inventories	—	89.8	5.9	—	95.7
Other current assets	—	27.6	17.2	(1.0)	43.8
Total current assets	0.1	282.9	108.0	(3.8)	387.2

Property, plant and equipment, net	—	572.9	2,987.2	—	3,560.1
Goodwill and intangible assets, net	—	1,346.8	2,588.5	—	3,935.3
Investment in subsidiary	1,784.2	—	—	(1,784.2)	—
Other assets	—	10.3	157.5	—	167.8
Total assets	$1,784.3	$2,212.9	$5,841.2	$(1,788.0)	$8,050.4

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$192.4	$20.5	$(0.8)	$212.1
Other current liabilities	8.1	74.3	105.4	(3.0)	184.8
Total current liabilities	8.1	266.7	125.9	(3.8)	396.9

Long-term liabilities:
Long-term debt, less current portion	386.1	—	1,441.3	—	1,827.4
Other long-term liabilities	22.3	178.7	21.2	—	222.2
Total long-term liabilities	408.4	178.7	1,462.5	—	2,049.6

Partners' capital	1,367.8	1,767.5	16.7	(1,784.2)	1,367.8
Interest of non-controlling partners in subsidiaries	—	—	4,236.1	—	4,236.1
Total partners' capital	1,367.8	1,767.5	4,252.8	(1,784.2)	5,603.9
Total liabilities and partners' capital	$1,784.3	$2,212.9	$5,841.2	$(1,788.0)	$8,050.4

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$71.1	$—	$71.1
NGL and crude services	—	284.1	26.6	(3.4)	307.3
Storage and transportation	—	4.6	44.2	—	48.8
	—	288.7	141.9	(3.4)	427.2

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	12.9	—	12.9
NGL and crude services	—	263.1	10.3	(3.4)	270.0
Storage and transportation	—	3.7	3.4	—	7.1
	—	266.8	26.6	(3.4)	290.0

Expenses:
Operating and administrative	—	17.2	49.1	—	66.3
Depreciation, amortization and accretion	—	21.4	34.0	—	55.4
Other	—	—	(0.3)	—	(0.3)
Operating income (loss)	—	(16.7)	32.5	—	15.8

Other income (expense):
Interest and debt expense, net	(2.7)	—	(20.1)	—	(22.8)
Other	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiary	(5.1)	—	—	5.1	—
Income (loss) before income taxes	(7.8)	(16.7)	12.0	5.1	(7.4)
Provision for income taxes	0.1	0.1	0.3	—	0.5
Net income (loss)	(7.9)	(16.8)	11.7	5.1	(7.9)
Net income attributable to non-controlling partners in subsidiaries	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to partners	$(7.9)	$(16.8)	$11.3	$5.1	$(8.3)

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$214.6	$—	$214.6
NGL and crude services	—	326.0	26.6	(3.8)	348.8
Storage and transportation	—	1.9	53.2		55.1
	—	327.9	294.4	(3.8)	618.5

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	40.4	—	40.4
NGL and crude services	—	300.7	10.5	(3.8)	307.4
Storage and transportation	—	3.2	4.5		7.7
	—	303.9	55.4	(3.8)	355.5

Expenses:
Operating and administrative	—	19.7	98.5	—	118.2
Depreciation, amortization and accretion	—	23.5	82.3	—	105.8
Other	—	—	(0.3)	—	(0.3)
Operating income (loss)	—	(19.2)	58.5	—	39.3

Other income (expense):
Interest and debt expense, net	(2.2)	—	(44.0)	—	(46.2)
Other	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiary	(6.2)	—	—	6.2	—
Income (loss) before income taxes	(8.4)	(19.2)	14.1	6.2	(7.3)
Provision for income taxes	0.1	0.1	1.0	—	1.2
Net income (loss)	(8.5)	(19.3)	13.1	6.2	(8.5)
Net loss attributable to non-controlling partners in subsidiaries	—	—	6.9	—	6.9
Net income (loss) attributable to partners	$(8.5)	$(19.3)	$20.0	$6.2	$(1.6)

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(7.9)	$(16.8)	$11.7	$5.1	$(7.9)
Change in Suburban Propane Partners LP units	0.2	—	—	—	0.2
Comprehensive income (loss)	$(7.7)	$(16.8)	$11.7	$5.1	$(7.7)

Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8.5)	$(19.3)	$13.1	$6.2	$(8.5)
Change in Suburban Propane Partners LP units	—	—	—	—	—
Comprehensive income (loss)	$(8.5)	$(19.3)	$13.1	$6.2	$(8.5)

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$(14.0)	$128.1	$—	$114.1

Cash flows from investing activities
Acquisitions, net of cash acquired	0.1	5.1	0.9	—	6.1
Purchases of property, plant and equipment	—	(9.7)	(188.9)	—	(198.6)
Investment in unconsolidated affiliate	—	—	(152.5)	—	(152.5)
Other	—	0.1	11.0	—	11.1
Net cash provided by (used in) investing activities	0.1	(4.5)	(329.5)	—	(333.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	216.3	577.2	—	793.5
Principal payments on long-term debt	—	(160.2)	(568.5)	—	(728.7)
Distributions paid	—	(28.9)	(143.5)	—	(172.4)
Distributions paid to non-controlling partners	—	—	(110.0)	—	(110.0)
Net proceeds from the issuance of common units	—	—	356.7	—	356.7
Proceeds from issuance of preferred equity	—	—	96.1	—	96.1
Other	—	(6.9)	0.2	—	(6.7)
Net cash provided by financing activities	—	20.3	208.2	—	228.5

Net increase in cash	0.1	1.8	6.8	—	8.7
Cash at beginning of period	—	—	0.1	—	0.1
Cash at end of period	$0.1	$1.8	$6.9	$—	$8.8

Note 13 – Subsequent Events

On October 24, 2013, the Company declared a distribution of $0.135 per limited partner unit to be paid on November 14, 2013, to unitholders of record on November 7, 2013. On October 24, 2013, Crestwood Midstream also declared a $0.405 per common unit cash distribution payable on November 14, 2013.

Crestwood Merger

On October 7, 2013, the Company completed the Crestwood Merger and immediately thereafter merged Legacy CMLP with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity. In connection with these mergers, Inergy Midstream changed its name to “Crestwood Midstream Partners LP” and changed its NYSE listing symbol to “CMLP,” and the Company changed its name to “Crestwood Equity Partners LP” and changed its NYSE listing symbol to “CEQP.”

In addition, following the closing of the Crestwood Merger on October 7, 2013, (i) Crestwood Midstream and Finance Corp. assumed the obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under their $350 million in aggregate principal amount of 7.75% senior unsecured notes due April 2019; (ii) certain Legacy CMLP subsidiary guarantors of the 7.75% senior notes due April 2019 guaranteed the obligations of Crestwood Midstream and Finance Corp. under the NRGM Notes; (iii) Crestwood Midstream’s subsidiary guarantors of the NRGM Notes guaranteed obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under the 7.75% senior notes due April 2019; and (iv) Crestwood

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Midstream Finance Corporation merged with and into NRGM Finance Corp., with NRGM Finance Corp. continuing as the surviving entity, and NRGM Finance Corp. immediately thereafter changed its name to “Crestwood Midstream Finance Corp.”

Following the closing of the Crestwood Merger, Crestwood Holdings exchanged 7.1 million common units of CMLP for 14.3 million common units of CEQP pursuant to an option obtained on June 19, 2013 when it acquired the general partner of the Company.

More detailed descriptions of these events are contained in the Forms 8-K filed by Crestwood Midstream with the SEC on October 10, 2013 (the “Merger Form 8-K”).

New Secured Revolving Credit Facility

Immediately following the Crestwood Merger, on October 7, 2013, Crestwood Midstream entered into a new five-year senior secured credit facility under which at least $1 billion of cash borrowing capacity will be made available to Crestwood Midstream and its subsidiaries by a syndicate of financial institutions. Crestwood Midstream borrowed $623.6 million of funds under the Crestwood Midstream Revolver to repay in full and retire the NRGM Credit Facility, the Legacy CMLP Credit Facility, and the CMM Credit Facility. Subject to limited exception, the new credit facility is secured by substantially all of the equity interests and assets of Crestwood Midstream’s restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of its restricted domestic subsidiaries. A more detailed description of the Crestwood Midstream Revolver is contained in the Merger Form 8-K.

Arrow Midstream Holdings, LLC Acquisition

On October 8, 2013, Crestwood Midstream and its wholly-owned subsidiary, Crestwood Arrow Acquisition LLC ("Crestwood Arrow"), entered into an agreement to acquire Arrow Midstream Holdings, LLC ("Arrow"), a privately-held midstream company, for approximately $750 million, subject to customary capital expenditure and working capital adjustments.  Under the merger agreement, Crestwood Arrow will merge with and into Arrow (the “Arrow Acquisition”), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of Crestwood Midstream. The base merger consideration consists of $550 million in cash and 8,826,125 common units of Crestwood Midstream to be issued to the sellers, subject to adjustment. The transaction is expected to close on November 8, 2013.

Arrow, through its wholly-owned subsidiaries, owns and operates substantial crude oil, natural gas and water gathering systems located on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. The system today consists of over 460 miles of gathering pipeline including 150 miles of crude oil gathering pipeline, 160 miles of natural gas gathering pipeline, and 150 miles of water gathering lines. Current volumes on the system are approximately 50,000 barrels per day ("Bbls/d") of crude oil, 15 million cubic feet per day of rich natural gas and 8,500 Bbls/d of water. Additionally, the acquired assets include salt water disposal wells and a 23-acre central delivery point with multiple pipeline take-away outlets and a fully-automated truck loading facility. The Arrow systems are currently being expanded to increase gathering capacities to 125,000 Bbls/d of crude oil, 100 MMcf/d of natural gas, and 40,000 Bbls/d of produced water.

Crestwood Midstream Equity Offerings

On October 7, 2013, Crestwood Midstream sold 773,191 common units at $21.69 per unit pursuant to an underwriters’ option to purchase additional common units, as such option was granted to the underwriters by Crestwood Midstream in its September 2013 equity offering. The sale generated approximately $16.8 million of net proceeds after deducting underwriters’ discounts, commission and other offering expenses. Proceeds were used to repay borrowings under the Crestwood Midstream Revolver.

On October 23, 2013, Crestwood Midstream sold 14,000,000 common units to underwriters at $21.19 per unit in a registered public offering generating net proceeds of approximately $296.4 million after deducting underwriters’ discounts, commission and other offering expenses. Proceeds will be used to pay a portion of the base merger consideration to the sellers in the Arrow Acquisition and to pay related fees and expenses. On October 30, 2013, Crestwood Midstream sold 2,100,000 common units at $21.19 per unit pursuant to an underwriters' option to purchase additional common units, as such option was granted to the underwriters by Crestwood Midstream in its October 23, 2013 equity offering.

CRESTWOOD EQUITY PARTNERS LP AND SUBSIDIARIES (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream Senior Notes Offering

On October 22, 2013, Crestwood Midstream and Finance Corp. announced an offering of $600 million in aggregate principal amount of 6.125% senior notes due 2022 in a private offering exempt from the registration requirements of the Securities Act of 1933.  The notes will be guaranteed on a senior unsecured basis by substantially all of Crestwood Midstream’s existing and future domestic restricted subsidiaries (other than Finance Corp.), subject to certain exceptions.  Crestwood Midstream expects to close the private placement on November 8, 2013.  Crestwood Midstream anticipates using the net offering proceeds to fund a portion of the consideration payable in the Arrow Acquisition and pay related fees and expenses, and to repay borrowings under the Crestwood Midstream Revolver.

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

The Crestwood Merger closed on October 7, 2013 and, immediately thereafter, NRGM and Legacy CMLP merged, with NRGM continuing as the surviving entity and changing its name to Crestwood Midstream Partners LP and its NYSE listing symbol to “CMLP.”

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will grow our business through both organic growth projects and acquisitions; (ii) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facility will be sufficient to meet our anticipated liquidity needs for the foreseeable future; (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; (iv) our belief that our assets, and Crestwood Midstream’s assets, will continue to benefit from the development of unconventional shale plays as significant supply basins; and (vi) our belief that the Crestwood Merger will produce certain commercial synergies and other benefits; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Overview
We are a publicly-traded master limited partnership (“MLP”) that manages, owns and operates crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. Prior to the Crestwood Merger, we managed and conducted a substantial portion of our operations through two growth-oriented, publicly-traded MLPs: (i) Inergy Midstream, which owned and operated storage and transportation assets located in North Dakota and the Northeast region of the United States, and (ii) Legacy CMLP, which owned and operated gathering and processing assets located in multiple shale plays across the United States. Following the Crestwood Merger, we now manage and conduct a substantial portion of our operations through Crestwood Midstream. We own the general partnership interest and IDRs of Crestwood Midstream.

Strategic Business Combination

As described previously, we recently completed a series of related transactions that have combined and consolidated the management and operations of the Company, Inergy Midstream and Legacy Crestwood. We believe that this strategic combination, together with the divestiture of our retail propane operations in 2012, enhances our position as a pure play midstream company poised for growth. We anticipate that this combination will, among other things, produce commercial synergies that enable us to significantly expand the mix of midstream services that we are able to offer our customers; diversify our cash flows and asset base; provide the scale necessary to accelerate opportunities to reduce leverage and improve creditworthiness; and provide the scale necessary to better take advantage of growth opportunities, in terms of both organic growth projects and third-party acquisitions.

Our Company

We are a growth-oriented midstream energy company that offers customer solutions across the crude oil, NGL and natural gas sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, particularly developing unconventional shale plays, across the United States. In general, we own or control:

•	natural gas facilities with more than 2,160 MMcf/d of gathering capacity, 460 MMcf/d of processing capacity, 80 Bcf of working gas storage capacity, and 0.9 Bcf/d of transmission capacity;

•	NGL facilities with more than 12,000 Bbls/d of fractionation capacity and 2.6 million barrels of storage capacity; and

•	crude oil facilities with more than 120,000 Bbls/d of rail loading capacity and 720,000 gallons of storage capacity.

Our primary business objective is to increase the cash distributions that we pay to our unitholders. We expect to position Crestwood Midstream to increase its cash distributions by providing strong general partner support and using Crestwood Midstream as the primary vehicle through which we grow our midstream business. We intend to grow our NGL and crude services business by leveraging our industry knowledge, expertise and relationships with Legacy CMLP’s relationships and operational experience to offer unparalleled takeaway solutions from the wellhead to the end user.
Our three business segments include (i) gathering and processing, which comprises the G&P operations of Legacy CMLP; (ii) NGL and crude services, which provides NGL and crude oil marketing, supply and logistics services to producers, refiners, petrochemical companies, marketers, and others that effectively provide flow assurances to our customers, as well as the production and sale of salt products and NGL storage; and (iii) storage and transportation, which provides natural gas storage and transportation services to third parties.

Gathering & Processing

Our G&P operations provide gathering, compression, treating, and processing services to producers in the Marcellus Shale, the Powder River Basin Niobrara Shale, the Barnett Shale, the Fayetteville Shale, the Granite Wash, the Avalon Shale/Bone Spring and the Haynesville/Bossier Shale. Our G&P operations primarily include:

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

The cash flows from our G&P operations are predominantly fee-based with creditworthy counterparties under contracts with terms that vary, the longest of which expires in 2042. The results of our G&P operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather, process, treat, compress, transport and sell natural gas pursuant to fixed-fee and to a lesser extent percent-of-proceeds contracts. We do not take title to natural gas or NGLs under our fixed-fee contracts, whereas under our percent-of-proceeds contracts, we take title to the residue gas, NGLs and condensate and remit a portion of the sale proceeds to the producer based on prevailing commodity prices. Our election to enter primarily into fixed-fee contracts minimizes our G&P segment's commodity price exposure and provides us more stable operating performance and cash flows.

Our two largest G&P customers are Quicksilver Resources Inc. (“Quicksilver”) and Antero Resources Appalachian Corporation (“Antero”). For the nine months ended September 30, 2013, services provided to Quicksilver and Antero accounted for approximately 12% and 7% of our total revenues.

In July 2013, we acquired through Crestwood Niobrara a 50% interest in a gathering system located in the Powder River Basin Niobrara Shale play for approximately $107.5 million. This system is comprised of approximately 100 miles of gathering pipelines located in Converse County, Wyoming. The system is being developed to gather and process rich natural gas produced from a 311,000 gross acres area of dedication from Chesapeake Energy Corporation and RKI. Crestwood Niobrara is a consolidated subsidiary of Crestwood Midstream, which accounts for Crestwood Niobrara’s 50% interest in Jackalope as an equity investment.

NGL and Crude Services

Our NGL and crude services segment consists of our proprietary NGL business, our COLT Hub and US Salt. Our team utilizes assets we own or control to provide services to producers, refiners and other customers which effectively provide flow assurance to our customers. These services offer customers certainty of NGL and crude oil supply volumes flowing without interruption and at attractive economic value.

Our NGL and crude services business optimizes assets that we own or control, including among others (i) our West Coast processing, fractionation and storage operations, which includes 24 million gallon of NGL storage capacity, a 25 MMcf/day of natural gas processing capacity, 12,000 Bbls/d of fractionation capacity, 8,000 Bbls/d of butane isomerization capacity, and NGL rail and truck loading; (ii) our NGL storage facility in Seymour, Indiana, which has 21 million gallons of underground NGL storage capacity and 1.2 million gallons of aboveground “bullet” storage capacity; (iii) Bath, a 1.5 million barrel NGL storage facility located near Bath, New York; and (iv) our fleet of rail and rolling stock, terminals and maintenance facilities.

The COLT Hub is a crude oil terminal strategically located near the town of Epping in Williams County, North Dakota, in the heart of the Bakken and Three Forks shale oil-producing areas. With 720,000 barrels of crude oil storage and two rail loops, the terminal can accommodate 120-car unit trains and is capable of loading up to 120,000 Bbls/d by rail. Customers can source product via gathering systems, a truck unloading rack and the COLT Connector, a 21-mile, 10-inch bidirectional pipeline that connects the COLT Hub to the Enbridge and Tesoro crude pipelines at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Banner, Meadowlark Midstream (formerly, Bear Tracker Energy) and Hiland Pipeline crude gathering systems.

In May 2013, we commenced construction of an expansion of our COLT Hub that will increase our crude oil throughput and storage capacities. The expansion primarily entails the installation of additional crude oil loading arms and pumps at our rail loading rack; the construction of parallel rail tracks on which we will be able to store additional unit trains; the construction of two floating-roof crude oil storage tanks; the construction of additional truck unloading racks; and, modifications that will enable us to receive more crude oil from interconnected gathering systems. The expansion is designed to increase our unit train loading capacity to 160,000 Bbls/d, our truck unloading capacity to 96,000 Bbls/d, our working storage capacity to 1.08 million barrels, and our input capacity from third-party gathering systems to more than 100,000 Bbls/d.

In addition, our NGL and crude services segment includes US Salt, a solution mined salt production facility located on the shores of Seneca Lake outside of Watkins Glen, New York. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas and NGL storage capacity.

In October, our wholly-owned subsidiary, Crestwood Arrow Acquisition LLC, entered into an agreement to acquire Arrow Midstream Holdings, LLC ("Arrow"), a privately-held midstream company, for approximately $750 million. Arrow, through its wholly-owned subsidiaries, owns and operates substantial crude oil, natural gas and water gathering systems located on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. Currently, the system consists of over 460 miles of gathering pipeline including 150 miles of crude oil gathering pipeline, 160 miles of natural gas gathering pipeline and 150 miles of water gathering lines. Arrow’s revenues are generated pursuant to long-term, primarily fee-based, gathering contracts with creditworthy customers. Arrow’s systems have direct connectivity with our COLT Hub. The Arrow systems are currently being expanded to increase gathering capacities to 125,000 Bbls/d of crude oil, 100 MMcf/d of natural gas, and 40,000 Bbls/d of produced water.

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

Storage & Transportation

Our storage and transportation segment includes five natural gas storage facilities, including: (i) Stagecoach, a 26.25 Bcf multi-cycle depleted reservoir natural gas storage facility located approximately 150 miles northwest of New York City in Tioga County, New York and Bradford County, Pennsylvania; (ii) Thomas Corners, a 7.0 Bcf multi-cycle depleted reservoir natural gas storage facility located in Steuben County, New York; (iii) Steuben, a 6.2 Bcf single-turn depleted reservoir natural gas storage facility located in Steuben County, New York; (iv) Seneca Lake, a 1.45 Bcf multi-cycle bedded salt natural gas storage facility located in Schuyler County, New York; and (v) Tres Palacios, a 38.4 Bcf high-performance multi-cycle natural gas storage facility located in Matagorda and Wharton Counties, Texas, with an extensive header system connected to 10 interstate and intrastate pipelines and Kinder Morgan's (formerly, Copano's) Houston Central processing plant.

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

Outlook and Trends

Our long-term profitability will be influenced primarily by our ability to (and to cause Crestwood Midstream to) execute our growth strategy, including both growth projects and strategic acquisitions, and to increase cash available for distribution from the assets we own or control. An integral part of our growth strategy entails extracting commercial synergies from the Crestwood Merger, such as combining Legacy CMLP's G&P experience with the Company’s NGL and crude services businesses to achieve commercial opportunities that were not available to us prior to the business combination. The integration of our gathering, processing, marketing, storage and transportation experience will be instrumental to our ability to derive such commercial synergies.

Organic growth projects, including both expansions and greenfield development projects, have recently provided cost-effective options for Crestwood Midstream to grow its infrastructure base. The ongoing expansion of the COLT Hub and continued build out of our Marcellus Shale rich gas gathering systems are examples of our ability to internally grow our operations at very low multiples. In general, purchasers of energy infrastructure have paid relatively high prices (measured in terms of a multiple of EBITDA or another financial metric) to acquire midstream assets and operations in recent arms-length transactions. Although the prices paid for certain types of midstream assets are likely to remain robust for the foreseeable future, acquisitions will continue to permit us to gain access to new markets (with respect to geographic footprint and product offerings) and develop the scale required to grow our businesses quickly and successfully. Our recent Jackalope G&P investment and the pending Arrow acquisition are examples of where we believe we can cost-effectively accelerate growth through third-party acquisitions. We therefore expect to grow our business in the near term through both organic growth projects and acquisitions.

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

Our natural gas storage revenues are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in the Northeast is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. Demand for firm storage service in Texas remains depressed due to low commodity prices, an abundance of Gulf Coast storage capacity, and low seasonal spreads. As of September 30, 2013, we are optimizing approximately 23.9 Bcf of working gas storage capacity available at Tres Palacios through hub and interruptible services. We continue to explore ways to optimize Tres Palacios and reduce associated costs through this trough of the commodity cycle.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We previously evaluated the performance of our individual segments based on gross profit (which we defined as operating revenues less product purchases). As a result of Crestwood Holdings’ acquisition of the owner of our general partner on June 19, 2013 and the integration of our Crestwood Midstream operations, we now assess the performance of our individual segments based on EBITDA. In addition, in the quarter ended September 30, 2013, we moved the results of our US Salt facility operations and our Bath NGL storage facility operations to the NGL and crude services segment from the storage and transportation segment. We evaluate our ability to make distributions to our unitholders based on cash available for distribution and distributions received from Crestwood Midstream.

We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus net interest and debt expense, and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the impact of certain significant items, such as the gain or loss on economically hedged transactions not designated as hedges for accounting purposes, long-term incentive and equity compensation expenses, gain on contingent consideration, gain on the sale of assets, goodwill impairment and third party costs incurred related to potential and completed acquisitions, settlement of certain litigations, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared with Three and Nine Months Ended September 30, 2012

The following tables summarize our results of operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$427.2	$63.0	$618.5	$172.0
Cost of product/services sold (excluding depreciation, amortization and accretion as shown below)	290.0	10.3	355.5	26.7
Gross profit	137.2	52.7	263.0	145.3
Operating and administrative expense	66.3	17.5	118.2	52.0
Depreciation, amortization and accretion expense	55.4	16.9	105.8	51.9
	121.7	34.4	224.0	103.9
Other operating income (expense):
Goodwill impairment	(4.1)	—	(4.1)	—
Gain on sale of assets	4.4	—	4.4	—
Gain on contingent consideration	—	—	—	6.8
Operating income	15.8	18.3	39.3	48.2
Loss from unconsolidated affiliate	0.4	—	0.4	—
Interest and debt expense, net	22.8	8.9	46.2	25.4
Provision for income taxes	0.5	0.3	1.2	0.9
Net income (loss)	(7.9)	9.1	(8.5)	21.9
Add:
Interest and debt expense, net	22.8	8.9	46.2	25.4
Provision for income taxes	0.5	0.3	1.2	0.9
Depreciation, amortization and accretion	55.4	16.9	105.8	51.9
EBITDA	$70.8	$35.2	$144.7	$100.1
Long-term incentive and equity compensation expense	5.6	0.5	7.6	1.5
Gain on contingent consideration	—	—	—	(6.8)
Gain on sale of assets	(4.4)	—	(4.4)	—
Goodwill impairment	4.1	—	4.1	—
Loss from unconsolidated affiliate	0.4	—	0.4	—
EBITDA from unconsolidated affiliate	0.6	—	0.6	—
Non-cash fair value adjustments of derivative contracts	9.7	—	11.3	—
Significant transaction related costs and other items	13.1	1.0	22.8	3.3
Adjusted EBITDA	$99.9	$36.7	$187.1	$98.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
EBITDA:
Net cash provided by operating activities	$56.7	$35.7	$114.1	$77.9
Net changes in working capital balances	(6.7)	(8.0)	(11.0)	(5.7)
Provision for doubtful accounts	1.2	—	1.1	—
Amortization of deferred financing costs and bond premium	(0.9)	(1.2)	(3.0)	(3.7)
Market adjustment on interest rate swap	0.2	—	1.1	—
Gain on contingent consideration	—	—	—	6.8
Long-term incentive and equity compensation expense	(5.6)	(0.5)	(7.6)	(1.5)
Deferred income taxes	2.6	—	2.6	—
Interest expense and debt expense, net	22.8	8.9	46.2	25.4
Provision for income taxes	0.5	0.3	1.2	0.9
EBITDA	$70.8	$35.2	$144.7	$100.1
Long-term incentive and equity compensation expense	5.6	0.5	7.6	1.5
Gain on contingent consideration	—	—	—	(6.8)
Gain on sale of assets	(4.4)	—	(4.4)	—
Goodwill impairment	4.1	—	4.1	—
Loss from unconsolidated affiliate	0.4	—	0.4	—
EBITDA from unconsolidated affiliate	0.6	—	0.6	—
Non-cash fair value adjustments of derivative contracts	9.7	—	11.3	—
Significant transaction related costs and other items	13.1	1.0	22.8	3.3
Adjusted EBITDA	$99.9	$36.7	$187.1	$98.1

The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended September 30, 2013
	Gathering and Processing	NGL and Crude Services	Storage and Transportation
Operating revenues	$71.1	$307.3	$48.8
Cost of product/services sold	12.9	270.0	7.1
Operating and administrative expense (1)	14.9	15.5	6.8
Goodwill impairment	(4.1)	—	—
Gain on sale of assets	4.4	—	—
Loss on investment in unconsolidated affiliate	(0.4)	—	—
EBITDA	$43.2	$21.8	$34.9

	Three Months Ended September 30, 2012
	Gathering and Processing	NGL and Crude Services	Storage and Transportation
Operating revenues	$63.0	$—	$—
Cost of product/services sold	10.3	—	—
Operating and administrative expense (1)	10.9	—	—
EBITDA	$41.8	$—	$—

	Nine Months Ended September 30, 2013
	Gathering and Processing	NGL and Crude Services	Storage and Transportation
Operating revenues	$214.6	$348.8	$55.1
Cost of product/services sold	40.4	307.4	7.7
Operating and administrative expense (1)	40.5	17.3	7.7
Goodwill impairment	(4.1)	—	—
Gain on sale of assets	4.4	—	—
Loss on investment in unconsolidated affiliate	(0.4)	—	—
EBITDA	$133.6	$24.1	$39.7

	Nine Months Ended September 30, 2012
	Gathering and Processing	NGL and Crude Services	Storage and Transportation
Operating revenues	$172.0	$—	$—
Cost of product/services sold	26.7	—	—
Operating and administrative expense (1)	30.0	—	—
Gain on contingent consideration	6.8	—	—
EBITDA	$122.1	$—	$—

(1)
Operating and administrative expense related to our Corporate and other operations totaled $29.1 million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively, and $52.7 million and $22.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Gathering and Processing:

EBITDA for our gathering and processing segment for the three and nine months ended September 30, 2013 increased by $1.4 million and $11.5 million over the same periods in 2012. The increase was primarily due to an increase in gathering volumes in 2013 as compared to 2012, which was primarily driven by the acquisition of assets from Antero, Devon and Enerven in March 2012, August 2012 and December 2012, respectively.

Operations. For the three months ended September 30, 2013, we gathered 91.3 Bcf of natural gas compared to 82.1 Bcf of natural gas during the same period in 2012. For the nine months ended September 30, 2013, we gathered 269.4 Bcf of natural gas compared to 212.2 Bcf of natural gas during the same period in 2012. This increase was primarily due to our gathering assets in the Marcellus shale, which gathered 47% more volumes during the second quarter of 2013 compared to 2012. Our capital projects and acquisitions in the Marcellus shale have significantly increased the capacity of our assets in the region, which has capitalized on increased producer activity.

Other. During the three months ended September 30, 2013, we recorded a gain of $4.4 million on the sale of a cryogenic plant and associated equipment, which was partially offset by a $4.1 million impairment of our goodwill on our Haynesville/Bossier Shale operations as a result of a decrease in anticipated revenues to be generated from those operations due primarily to our inability to renew and extend a significant revenue contract that expired in mid-2013. During the nine months ended September 30, 2012, we recognized a gain on the reversal of a liability related to contingent consideration potentially payable to Quicksilver Resources, Inc.

On July 19, 2013, one of our consolidated subsidiaries acquired a 50% interest in a gathering system located in the Niobrara shale for $107.5 million. During the three months ended September 30, 2013, we recorded our proportionate share of the system’s operations, which gathered approximately 60 MMcf/d of natural gas, which was partially offset by approximately $1.0 million of depreciation and amortization related to our investment.

NGL and Crude Services:

Our NGL and crude services segment reflects only the results of our operations from June 19, 2013 (i.e., the date that Crestwood Holdings acquired control of our general partner) to September 30, 2013. Accordingly, the following discusses the results of operations of our NGL and crude services segment for the three months ended September 30, 2013.

Our NGL and crude services segment’s EBITDA was driven primarily by our Colt Hub crude oil terminal in the Bakken Shale, which contributed $8.6 million of the segment’s EBITDA during the three months ended September 30, 2013. We have entered into contracts with several customers to provide additional rail, trucking and storage services starting in the fourth quarter of 2013, which we believe will positively contribute to the EBITDA generated by the Colt Hub terminal in the future.

Our other NGL and crude businesses performed consistently during the three months ended September 30, 2013. On October 8, 2013, we announced that we entered into an agreement to acquire Arrow Midstream Holdings, LLC, which owns substantial crude oil, natural gas and water gathering systems located in the Bakken Shale, and we anticipate that this acquisition will close in November 2013. We believe that these operations will contribute additional EBITDA in the future to our NGL and crude services segment through its core crude, natural gas and water gathering services but also by enhancing the services provided by our Colt Hub crude oil terminal and our other NGL and crude businesses.

Storage and Transportation:

Our storage and transportation segment reflects only the results of our operations from June 19, 2013 (i.e., the date that Crestwood Holdings acquired control of our general partner) to September 30, 2013. Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended September 30, 2013.

Our storage and transportation segment’s EBITDA was driven primarily by our Stagecoach natural gas storage facility and our MARC I pipeline, which contributed $27.6 million of the segment’s EBITDA during the three months ended September 30, 2013. The EBITDA from our Stagecoach facilities continues to benefit from interruptible wheeling services, which continue to see strong demand from producers and other customers given widening transportation basis spreads in the region. Our MARC I pipeline also has experienced favorable revenues from its interruptible services as well, given continued demand for transportation capacity in the region.

Our remaining operations in the segment continue to perform consistently, other than our Tres Palacios natural gas storage facility, which continues to experience lesser demand for its interruptible services due to depressed natural gas prices, lower seasonal natural gas spreads and lesser natural gas price volatility.

Other Results

EBITDA for the three and nine months ended September 30, 2013 was $70.8 million and $144.7 million, an increase of $35.6 million and $44.6 million compared to same periods in 2012. In the same manner, Adjusted EBITDA for the three and nine months ended September 30, 2013 was $99.9 million and $187.1 million, an increase of $63.2 million and $89.0 million compared to the same periods in 2012. Below is a discussion of items impacting our EBITDA that are not included in our segment results described above.

Operating and Administrative Expense - During the three and nine months ended September 30, 2013, operating and administrative expense increased by $48.8 million and $66.2 million when compared to the same periods in 2012. The increase was due primarily to the assets acquired from Antero, Devon and Enerven during 2012. Also contributing to the increase was approximately $12.1 million and $19.5 million of legal and other consulting expenses we incurred to evaluate certain transaction opportunities during the three and nine months ended September 30, 2013, respectively.

Also impacting our general and administrative expenses for the three and nine months ended September 30, 2013 were increases in payroll and related benefit costs, which reflects the increased scope of our business operations compared to the same periods in 2012. We incurred an increase of $5.1 million and $6.1 million of expense related to our long-term incentive and equity compensation plans during the three and nine months ended September 30, 2013, respectively.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and nine months ended September 30, 2013, our depreciation, amortization and accretion expense increased primarily due to the assets acquired from Antero, Devon and Enerven during 2012. In addition, we recorded approximately $40.0 million of depreciation and amortization expense related to our NGL and crude and storage and transportation segments from June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner) to September 30, 2013, which contributed to our increase period over period.

Interest and Debt Expense - Interest and debt expense increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to (i) higher outstanding balances on our credit facilities, net of repayments and (ii) the issuance of an additional $150 million of 7.75% Senior Notes in November 2012.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Credit facilities	$9.6	$4.9	$18.3	$13.0
Senior notes	15.4	4.1	29.4	12.1
Capital lease interest	0.1	—	0.2	0.1
Other debt-related costs	(0.6)	—	0.1	0.5
Gross interest and debt expense	24.5	9.0	48.0	25.7
Less: capitalized interest	1.7	0.1	1.8	0.3
Interest and debt expense, net	$22.8	$8.9	$46.2	$25.4

Liquidity and Sources of Capital

We believe that anticipated cash from operations, cash distributions from Crestwood Midstream and borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs for the foreseeable future. Moreover, given that a substantial portion of our consolidated assets are conducted through Crestwood Midstream, we do not anticipate the need to raise additional capital in the foreseeable future. However, if our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. Although global financial markets and economic conditions have improved more recently, to the extent we need to raise additional capital, we cannot provide assurances that we will be able to raise the additional capital to meet these needs.

Contemporaneously with the closing of the Crestwood Merger, Crestwood Midstream entered into a new $1 billion five-year senior secured credit facility with a syndicate of financial institutions. We believe this facility is sized sufficiently to fund the combined organization's growth plans and working capital needs. Crestwood Midstream borrowed funds under the new revolving credit facility (i) to repay in full and retire the NRGM Credit Facility, the Legacy CMLP Credit Facility, and the CMM Credit Facility; and (ii) to pay fees and expenses relating to the merger and related transactions. From time to time thereafter, Crestwood Midstream may borrow funds under the new revolving credit facility for general partnership purposes, including acquisitions. Subject to limited exception, the new credit facility is secured by substantially all of the equity interests and assets of Crestwood Midstream's subsidiaries, and is jointly and severally guaranteed by substantially all of Crestwood Midstream's subsidiaries.

See Item 1, Financial Statements, Note 7 and Note 13 for a more detailed description of the retired credit facilities and Crestwood Midstream’s new $1 billion secured credit facility, respectively.

The following table provides a summary of our cash flows by category (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$114.1	$77.9
Net cash used in investing activities	(333.9)	(503.3)
Net cash provided by financing activities	228.5	424.7

Operating Activities

During the three and nine months ended September 30, 2013, we experienced an increase in our operating revenues compared to the same period in 2012 primarily due to (i) asset acquisitions during 2012; and (ii) revenues of approximately $403.9 million related to our NGL and crude and storage and transportation segments from June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner) to September 30, 2013. Partially offsetting these increases in operating revenues was higher operating and administrative expenses and costs of products sold. In addition, our interest costs increased due to higher outstanding balances on our credit facilities.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2013 (in millions). We have identified additional growth capital expansion project opportunities for all three of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings.

Expansion capital	$186.6
Maintenance capital	7.5
Other(1)	4.5
Total	$198.6

(1)     Represents capital expenditures that are primarily reimbursable from our insurers.

In July 2013, Crestwood Niobrara paid $107.5 million to acquire a 50% interest in a gathering system located in the Powder River Basin of the Niobrara play from RKI. In addition, during the three months ended September 30, 2013, Legacy Crestwood paid an additional $20.6 million to Jackalope to fund its construction projects. During the nine months ended September 30, 2012, Legacy CMLP paid $469.0 million to acquire assets from Antero and Devon.

Financing Activities

Significant items impacting our financing activities during the nine months ended September 30, 2013 included the following:

•	Net borrowings under our credit facilities of $64.8 million;

•	$103.5 million in proceeds from the issuance of 4,500,000 Legacy CMLP common units in March 2013;

•	$15.5 million in proceeds from the issuance of 675,000 Legacy CMLP common units in April 2013; and

•	$238.2 million in proceeds from the issuance of 11,000,000 NRGM common units in September 2013.

In January 2013, we acquired Crestwood Holdings' 65% membership interest in CMM for $258 million, which was funded through $129 million of borrowings under the Legacy CMLP Credit Facility and Legacy CMLP's issuance of approximately $129 million of equity to Crestwood Holdings.

In July 2013, Crestwood Niobrara acquired a 50% interest in Jackalope, which was funded through (i) a capital contribution of approximately $26.9 million by Legacy CMLP, which it funded with borrowings under its credit facility, and (ii) Crestwood Niobrara's issuance of approximately $80.6 million of preferred securities to GE EFS. Crestwood Niobrara expects to fund up to 75% of its future capital contributions to Jackalope through the issuance of additional preferred securities to GE EFS (not to exceed $69.4 million in the aggregate), with the remaining portion of such capital contributions to be funded by Crestwood Midstream capital contributions to Crestwood Niobrara. During the three months ended September 30, 2013, GE EFS contributed an additional $15.5 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. Crestwood Midstream serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, has the ability to redeem GE EFS's preferred security in either cash or Crestwood Midstream common units.

In October 2013, Crestwood Midstream issued 14,000,000 common units for net proceeds of $296.4 million, which will be used to partially fund the acquisition of Arrow and to pay related transaction costs and expenses. Crestwood Midstream granted the underwriters a 30-day option to purchase up to 2,100,000 additional common units.

In addition to the common unit issuance discussed above, Crestwood Midstream has announced a private placement offering of $600.0 million aggregate principal amount of 6.125% Senior Notes due 2022. The offering is expected to close contemporaneously with the closing of the Arrow Acquisition on November 8, 2013, and the net proceeds will be used to partially fund the acquisition of Arrow and to repay amounts outstanding under Crestwood Midstream’s revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have four credit facilities that are subject to the risk of loss associated with movements in interest rates. At September 30, 2013, we had floating rate obligations totaling $736.3 million borrowed under these credit facilities (net of certain interest rate swaps, which convert the interest rate on one of our credit facilities to a fixed rate). Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

Market risk is the risk that the value of our NGL and crude services segment's portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio's position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2013 were energy marketers, propane retailers, resellers, and dealers.

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

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2013 were assets of $23.7 million and liabilities of $31.9 million. We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models on a quarterly basis. A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.4 million gallons of net unbalanced positions at September 30, 2013.

Credit Risk

Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling credit risk and have established control procedures, which are reviewed on an ongoing basis. Our primary credit risk relates to our dependency on Quicksilver for a portion of our revenues, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver. Quicksilver's credit ratings are below investment grade, where they may remain for the foreseeable future. We have diversified this risk through having long term contracts with many investment grade customers and creditworthy producers. Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy. We have not had any significant losses due to failures to perform by our counterparties.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in “Item 1A. Risk Factors” of the Company's Report on Form 10-K for the year ended September 30, 2012 and Forms 10-Q for the quarters ended December 31, 2012 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information previously provided in Form 8-K filed on June 19, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Registration Statement on Form S-1 filed on March 14, 2001)

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on May 12, 2003)

3.1B
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (the “Company”) (f/k/a Inergy, L.P.) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 10, 2013)

3.2
Fourth Amended and Restated Agreement of Limited Partnership of Inergy, L.P. dated as of June 19, 2013 (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.'s Form 8-K filed on June 19, 2013)

3.2A
Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of the Company dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 10, 2013)

3.3	Certificate of Formation of Inergy GP, LLC (incorporated by reference to Exhibit 3.5 to Inergy, L.P.'s Registration Statement on Form S-1/A filed on May 7, 2001)

*3.3A	Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013

3.4
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

*3.4A	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013

10.1
Consent, Waiver and Amendment No. 6 dated as of August 28, 2013, to the Amended and Restated Credit Agreement dated as of November 24, 2009, by and among Inergy, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to Inergy L.P.’s Form 8-K filed on August 30, 2013)

*31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 7, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)