Form 10-K/A
period 2013-12-31
Crestwood Equity Partners LP
filed 2014-03-04
CIK 1136352

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
Crestwood Equity Partners LP (“the Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014 (the “Original 10-K”), solely to modify Schedule I - Condensed Financial Information of Registrant Parent Only to include the separate condensed financial statement schedules for fiscal years ended December 31, 2012 and 2011, which were not previously provided. This Amendment should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements of the Original 10-K.
In connection with the filing of this Amendment, currently dated certifications from our Chief Executive Officer and our Chief Financial Officer and consents of the independent registered public accounting firms are attached as exhibits hereto.
Except as described above, this Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures in the Original 10-K and does not otherwise reflect events occurring subsequent to the original filing date of the Original 10-K on February 28, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K

Page
PART IV

Item 15.	Exhibits and Financial Statement Schedules	5

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:
Consolidated Financial Statements, beginning on page 106 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, are incorporated herein by reference.

2.	Financial Statement Schedules:
Schedule I: Parent Only Condensed Financial Statements
Schedule II: Valuation and Qualifying Accounts (incorporated herein by reference to Exhibit 15(a)(2) to Crestwood Equity Partners LP Form 10-K filed on February 28, 2014)

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

*10.4	Employment Agreement between J. Heath Deneke and Crestwood Operations LLC (incorporated by reference to Exhibit 10.4 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

*10.5	Employment Agreement between Joel C. Lambert and Crestwood Operations LLC (incorporated by reference to Exhibit 10.5 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

*10.6	Employment Agreement between Joel D. Moxley and Crestwood Operations LLC (incorporated by reference to Exhibit 10.6 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

*10.7	Crestwood Equity Partners LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

*10.8	Form of Inergy, L.P.’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Form 10-K filed on November 29, 2007)

*10.9	Amended and Restated Inergy Unit Purchase Plan (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 10-Q filed on February 13, 2004)

*10.10	Summary of Non-Employee Director Compensation(incorporated herein by reference to Exhibit 10.11 to Inergy, L.P.’s Form 10-K filed on November 29, 2010)

*10.11	Inergy Group Officer Severance Plan (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Form 8-K filed on May 9, 2013)

*10.12	Form of Amendment to Restricted Unit Agreements under Inergy Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Form 8-K filed on May 9, 2013)

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

Exhibit Number	Description
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

12.1	Computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12.1 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

Exhibit Number	Description

21.1	List of subsidiaries of Crestwood Equity Partners LP (incorporated by reference to Exhibit 21.1 to Crestwood Equity Partners LP's Form 10-K filed on February 28, 2014)

**23.1	Consent of Ernst & Young LLP

**23.2	Consent of Deloitte & Touche LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
**	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP LLC
(its general partner)

Dated:	March 4, 2014	By	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Crestwood Equity Partners LP

We have audited the consolidated financial statements of Crestwood Equity Partners LP and subsidiaries (the "Company") as of December 31, 2012, and for each of the two years in the period ended December 31, 2012, and have issued our report thereon dated July 23, 2013 (August 5, 2013 as to net income per limited partner unit as described in Note 8) (February 28, 2014 as to retrospective adjustments for change in segments as described in Note 17); such report has previously been filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014. Our audits also included the financial statement schedule (Schedule I) as of December 31, 2012 and for the years ended December 31, 2012 and 2011 of the Company listed in the accompanying index at Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 4, 2014

Schedule I

Crestwood Equity Partners LP (Formerly Inergy, L.P.)
Parent Only
Condensed Balance Sheets
(in millions, except unit information)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$0.1	$—
Total current assets	0.1	—

Investment in subsidiaries	5,927.1	859.7
Property, plant and equipment, net	—	162.5
Intangible assets, net	—	271.3
Goodwill	—	257.2
Total assets	$5,927.2	$1,550.7

Liabilities and partners’ capital
Current liabilities:
Accrued expenses	$2.0	$—
Current portion of long-term debt	2.2	—
Total current liabilities	4.2	—

Long-term debt, less current portion	393.0	—
Other long-term liabilities	21.4	—

Total partners’ capital	5,508.6	1,550.7
Total liabilities and partners’ capital	$5,927.2	$1,550.7

See accompanying notes to condensed financial statements.

Schedule I

Crestwood Equity Partners LP (Formerly Inergy, L.P.)
Parent Only
Condensed Statements of Operations
(in millions)

	Year Ended December 31,
	2013	2012	2011

Revenues	$—	$—	$—
Expenses	—	21.3	20.1
Gain on contingent consideration	—	6.8	17.2
Operating income (loss)	—	(14.5)	(2.9)
Interest expense, net	(6.5)	—	—
Equity in net income (loss) of subsidiaries	(43.9)	38.9	45.0
Income (loss) before income taxes	(50.4)	$24.4	$42.1
Provision for income taxes	0.2	—	—
Net income (loss)	(50.6)	24.4	42.1
Net (income) loss attributable to non-controlling partners	—	(9.5)	(34.4)
Net income (loss) attributable to Crestwood Equity Partners LP	$(50.6)	$14.9	$7.7

See accompanying notes to condensed financial statements.

Schedule I

Crestwood Equity Partners LP (Formerly Inergy, L.P.)
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$(50.6)	$24.4	$42.1
Change in unrealized fair value on cash flow hedges	(0.1)	—	—
Comprehensive income (loss)	$(50.7)	$24.4	$42.1

See accompanying notes to condensed financial statements.

Schedule I

Crestwood Equity Partners LP (Formerly Inergy, L.P.)
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities	$—	$—	$—

Cash flows from investing activities	76.0	(146.2)	55.3

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	—
Principal payments on long-term debt	—	—	—
Distributions paid	(76.0)	(103.5)	(64.0)
Contributions received	—	249.7	8.7
Other	0.1	—	—
Net cash provided by (used in) financing activities	(75.9)	146.2	(55.3)

Net increase in cash	0.1	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$0.1	$—	$—

See accompanying notes to condensed financial statements.

Schedule I

Crestwood Equity Partners LP (Formerly Inergy, L.P.)
Parent Only
Notes to Condensed Financial Statements

Note 1. Basis of Presentation

In the parent-only financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition.  Our share of net income of our subsidiaries is included in income using the equity method.  The parent-only financial statements should be read in conjunction with our consolidated financial statements.