Form 10-Q
period 2014-03-31
Crestwood Equity Partners LP
filed 2014-05-08
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7.7	$5.2
Accounts receivable	364.3	412.6
Inventory	39.8	73.6
Assets from price risk management activities	10.1	14.5
Prepaid expenses and other current assets	29.4	16.1
Total current assets	451.3	522.0

Property, plant and equipment (Note 3)	4,183.7	4,108.7
Less: accumulated depreciation and depletion	245.3	203.4
Property, plant and equipment, net	3,938.4	3,905.3

Intangible assets (Note 3)	1,471.2	1,466.4
Less: accumulated amortization	132.9	106.0
Intangible assets, net	1,338.3	1,360.4

Goodwill	2,548.6	2,552.2
Investment in unconsolidated affiliates (Note 5)	171.1	151.4
Other assets	32.8	31.9
Total assets	$8,480.5	$8,523.2

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$317.4	$379.0
Accrued expenses and other liabilities	183.5	177.1
Liabilities from price risk management activities	6.0	34.9
Current portion of long-term debt (Note 9)	14.0	5.1
Total current liabilities	520.9	596.1

Long-term debt, less current portion (Note 9)	2,377.3	2,260.9
Other long-term liabilities	140.6	140.4
Deferred income taxes	13.4	17.2
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Partners’ capital (186,521,737 and 185,274,279 limited partner units issued and outstanding at March 31, 2014 and December 31, 2013)	815.1	831.6
Total Crestwood Equity Partners LP partners’ capital	815.1	831.6
Interest of non-controlling partners in subsidiaries	4,613.2	4,677.0
Total partners’ capital	5,428.3	5,508.6
Total liabilities and partners’ capital	$8,480.5	$8,523.2

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Gathering and processing	$78.6	$46.8
Storage and transportation	51.0	—
NGL and crude services	841.1	—
Related party (Note 13)	0.9	25.6
	971.6	72.4
Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	7.7	6.7
Storage and transportation	6.8	—
NGL and crude services	760.5	—
Related party (Note 13)	11.0	6.8
	786.0	13.5
Expenses:
Operations and maintenance	44.1	13.0
General and administrative	27.9	7.8
Depreciation, amortization and accretion	66.3	22.4
	138.3	43.2
Other operating income (expense):
Gain on long-lived assets	0.5	—
Loss on contingent consideration (Note 12)	(2.1)	—
Operating income	45.7	15.7
Loss from unconsolidated affiliates, net	(0.1)	—
Interest and debt expense, net	(31.7)	(11.4)
Other income	0.1	—
Income before income taxes	14.0	4.3
Provision for income taxes	0.8	0.4
Net income	13.2	3.9
Net loss attributable to non-controlling partners	6.4	1.2
Net income attributable to Crestwood Equity Partners LP	$19.6	$5.1

Subordinated unitholders' interest in net income	$0.5	$0.6
Common unitholders' interest in net income	$19.1	$4.5

Net income per limited partner unit:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

Weighted-average limited partners’ units outstanding (in thousands):
Basic	181,885	35,103
Dilutive units	4,388	4,388
Diluted	186,273	39,491

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$13.2	$3.9
Change in Suburban Propane Partners, L.P. units (Note 10)	(0.8)	—
Comprehensive income	$12.4	$3.9

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$831.6	$4,677.0	$5,508.6
Issuance of preferred equity of subsidiary	—	12.3	12.3
Change in invested capital from Legacy Inergy, net of debt (Note 4)	(10.3)	—	(10.3)
Unit-based compensation charges	1.0	4.4	5.4
Taxes paid for unit-based compensation vesting	(0.4)	—	(0.4)
Distributions to partners	(25.6)	(74.1)	(99.7)
Change in Suburban Propane Partners, L.P. units	(0.8)	—	(0.8)
Net income (loss)	19.6	(6.4)	13.2
Balance at March 31, 2014	$815.1	$4,613.2	$5,428.3

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$13.2	$3.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	66.3	22.4
Amortization of debt-related deferred costs, discounts and premiums	1.9	1.1
Market adjustment on interest rate swaps	(0.6)	—
Unit-based compensation charges	5.4	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Deferred income taxes	(3.8)	—
Other	0.2	0.1
Changes in operating assets and liabilities, net of effects from acquisitions	(12.0)	6.0
Net cash provided by operating activities	72.3	34.1

Investing activities
Acquisitions, net of cash acquired (Note 4)	(12.1)	—
Purchases of property, plant and equipment	(72.8)	(24.3)
Investment in unconsolidated affiliates	(19.8)	—
Net cash used in investing activities	(104.7)	(24.3)

Financing activities
Proceeds from the issuance of long-term debt	496.4	199.5
Principal payments on long-term debt	(372.6)	(157.0)
Payments on capital leases	(1.1)	(1.0)
Payments for debt related deferred costs	—	(0.1)
Distributions to partners	(25.6)	(4.1)
Distributions paid to non-controlling partners	(74.1)	(21.0)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)
Net proceeds from issuance of Crestwood Midstream Partners LP common units	—	103.5
Proceeds from issuance of preferred equity of subsidiary, net	12.3	—
Taxes paid for unit-based compensation vesting	(0.4)	(0.7)
Net cash provided by (used in) financing activities	34.9	(9.9)

Net increase (decrease) in cash	2.5	(0.1)
Cash at beginning of period	5.2	0.1
Cash at end of period	$7.7	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(3.4)	$1.6

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Business Description

Crestwood Equity Partners LP (the Company or Crestwood) is a publicly-traded (NYSE: CEQP) Delaware limited partnership that provides midstream solutions to customers in the crude oil, natural gas liquids (NGLs) and natural gas sectors of the energy industry. We are engaged primarily in the gathering, processing, storage and transportation of natural gas and NGLs, the marketing of NGLs, and the gathering, storage and transportation of crude oil.

As of March 31, 2014, our general partner, Crestwood Equity GP LLC, owns our non-economic general partnership interest. Our general partner is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve) and which owns approximately 27% of our common units and 4,387,889 subordinated units convertible into common units as of March 31, 2014.

We own the non-economic general partnership interest of Crestwood Midstream Partners LP (Crestwood Midstream) and, consequently, manage and control Crestwood Midstream. As of March 31, 2014, we also own approximately 4% of Crestwood Midstream’s limited partnership interests and 100% of its incentive distribution rights (IDRs), which entitle us to receive 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit.

Our financial statements reflect three operating and reporting segments, including:

•
Gathering and Processing: our gathering and processing (G&P) operations provide natural gas gathering, processing, treating, compression, transportation services and sales of natural gas and the delivery of NGLs to producers in unconventional shale plays and tight-gas plays in West Virginia, Wyoming, Texas, Arkansas, New Mexico and Louisiana. This segment primarily includes our rich gas gathering systems and processing plants in the Marcellus, Powder River Basin (PRB) Niobrara, Barnett, and Permian Shale plays, and our dry gas gathering systems in the Barnett, Fayetteville, and Haynesville Shale plays;

•
Storage and Transportation: our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes our natural gas storage facilities (Stagecoach, Thomas Corners, Steuben, Seneca Lake and Tres Palacios) in New York and Texas, and our natural gas transmission facilities (the North-South Facilities, the MARC I Pipeline and the East Pipeline) in New York and Pennsylvania; and

•
NGL and Crude Services: our NGL and crude services operations provide gathering, storage, transportation, and marketing services to producers, refiners, marketers and other customers. This segment primarily includes our national NGL marketing, supply and logistics business (including our West Coast operations, Seymour NGL storage facility, and our fleet of terminals and over-the-road and rail transportation assets) and our integrated Bakken crude oil footprint in North Dakota, which consists of (i) the COLT Hub, a crude oil rail loading and storage terminal, (ii) the Arrow crude oil, natural gas and water gathering systems, and (iii) our fleet of over-the-road crude and produced water transportation assets. This segment also includes our Bath storage facility, an NGL underground storage facility in New York, and US Salt, a solution-mining and salt production company in New York.

We own and operate the Tres Palacios natural gas storage facility and a national NGL marketing, supply and logistics business (including our West Coast NGL processing and fractionation facility, Seymour NGL storage facility, terminals and transportation fleet). All of our other consolidated assets are owned by or through Crestwood Midstream.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On October 7, 2013, we changed our name from Inergy, L.P. to Crestwood Equity Partners LP. Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) the Crestwood Merger refers to the October 7, 2013 merger of the Company’s wholly-owned subsidiary with and into Legacy Crestwood, with Legacy Inergy continuing as the surviving legal entity; (ii) Legacy Inergy refers to either Inergy, L.P. itself or Inergy, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (iii) Inergy Midstream and NRGM refer to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (iv) Legacy Crestwood and Legacy CMLP refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger, and (v) Crestwood Midstream refers to Crestwood Midstream Partners LP and its consolidated subsidiaries following the Crestwood Merger. See Note 4 for additional information on the Crestwood Merger.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements were originally the financial statements of Crestwood Gas Services GP, LLC (Legacy Crestwood GP), prior to being acquired by us on June 19, 2013. The acquisition of Legacy Crestwood GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with accounting standards for business combinations. The accounting for a reverse acquisition results in the legal acquiree (Legacy Crestwood GP) being the acquirer for accounting purposes. Although Legacy Crestwood GP was the acquiring entity for accounting purposes, we were the acquiring entity for legal purposes; consequently, the name on these financial statements was changed from Crestwood Gas Services GP, LLC to Crestwood Equity Partners LP.

The financial information as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013, is unaudited. The consolidated balance sheet as of December 31, 2013, was derived from the audited balance sheet filed in our 2013 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Beginning in the first quarter of 2014, we began recording our operating and administrative expenses as operations and maintenance expenses and general and administrative expenses. In addition, we also reclassified our income statement for the three months ended March 31, 2013 to reflect this change. This change had no impact on our previously reported net income, earnings per unit or partners' capital.

The accompanying consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2013 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Gathering systems and pipelines	$1,473.1	$1,473.4
Facilities and equipment	1,435.5	1,186.5
Buildings, land, rights-of-way, storage contracts and easements	818.4	814.7
Vehicles	40.4	35.8
Construction in process	183.2	365.8
Base gas	102.0	102.0
Salt deposits	120.5	120.5
Office furniture and fixtures	10.6	10.0
	4,183.7	4,108.7
Less: accumulated depreciation and depletion	245.3	203.4
Total property, plant and equipment, net	$3,938.4	$3,905.3

Capital Leases. We have a compressor station, treating facility and certain auto and other leases which are accounted for as capital leases. Our compressor station and treating facility leases are reflected in facilities and equipment and the auto and other leases are reflected in vehicles in the above table. We had capital lease assets of $6.3 million and $5.0 million included in property, plant and equipment, net at March 31, 2014 and December 31, 2013.

Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Customer accounts	$580.8	$576.9
Covenants not to compete	7.9	7.0
Gas gathering, compression and processing contracts	750.2	750.2
Acquired storage contracts	43.5	43.5
Trademarks	33.5	33.5
Deferred financing and other costs	55.3	55.3
	1,471.2	1,466.4
Less: accumulated amortization	132.9	106.0
Total intangible assets, net	$1,338.3	$1,360.4

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Accrued expenses	$42.1	$40.3
Accrued property taxes	4.8	9.4
Accrued product purchases payable	1.9	1.6
Tax payable	11.9	14.8
Interest payable	28.8	16.7
Accrued additions to property, plant and equipment	55.5	58.2
Commitments and contingent liabilities (Note 12)	33.5	31.4
Capital leases	2.2	2.6
Deferred revenue	2.8	2.1
Total accrued expenses and other liabilities	$183.5	$177.1

Note 4 – Acquisitions

2014 Acquisition

Crude Transportation Acquisition (Bakken)

On March 21, 2014, Crestwood Midstream purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $14.1 million, comprised of $12.1 million paid at closing plus deferred payments of $2.0 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with more than 25,000 barrels per day of crude hauling capacity. We allocated approximately $10.9 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. These assets are included in our NGL and crude services segment.

2013 Acquisitions

Crestwood Merger

As described in Note 2, the acquisition of Legacy Crestwood GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with the accounting standards for business combinations. This accounting treatment requires the accounting acquiree (CEQP) to have its assets and liabilities stated at fair value as well as any other purchase accounting adjustments as of June 19, 2013, the date of the acquisition. The fair value of CEQP was calculated based on the consolidated enterprise fair value of CEQP as of June 19, 2013. This consolidated enterprise fair value considered the discounted future cash flows of the Legacy Inergy and Inergy Midstream operations and the stock prices of CEQP and NRGM, the value of their outstanding senior notes based on quoted market prices for same or similar issuances and the value of their outstanding floating rate debt.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the merger date (in millions):

	Current Estimate	Preliminary Estimate (a)	Adjustment Based on Revised Valuation Report
Current assets	$224.5	$224.5	$—
Property, plant and equipment	2,088.1	2,088.2	(0.1)
Intangible assets	337.5	337.5	—
Other assets	12.7	12.7	—
Total identifiable assets acquired	2,662.8	2,662.9	(0.1)

Current liabilities	207.6	207.5	0.1
Long-term debt	1,079.3	1,079.3	—
Other long-term liabilities	146.6	146.6	—
Total liabilities assumed	1,433.5	1,433.4	0.1

Net identifiable assets acquired	1,229.3	1,229.5	(0.2)
Goodwill	2,139.8	2,149.9	(10.1)
Net assets acquired	$3,369.1	$3,379.4	$(10.3)
(a)    Preliminary amount recorded as of December 31, 2013.
The changes from the preliminary estimate were based on additional valuation information obtained on the components that comprise the enterprise fair value of Legacy Inergy as well as certain of our storage and transportation assets and obligations, primarily related to our Tres Palacios storage operations.  The impact of these adjustments on depreciation and amortization expense was not material to our results of operations for the three months ended March 31, 2014. These revised estimates continue to be preliminary and are subject to material change pending the final valuation of these assets and liabilities.

Of the $2,139.8 million of goodwill, $1,411.2 million is reflected in our NGL and crude services segment and $728.6 million is reflected in our storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected to result from the combination of Legacy Crestwood and Inergy Midstream.  The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to material change.

Arrow Acquisition

On November 8, 2013, Crestwood Midstream acquired Arrow Midstream Holdings, LLC (Arrow) for approximately $750 million, subject to customary capital expenditure, working capital adjustments of approximately $12.8 million, representations, warranties and indemnifications.  The acquisition was consummated by merging a wholly-owned subsidiary of Crestwood Midstream with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of Crestwood Midstream. The base merger consideration consisted of $550 million in cash and 8,826,125 common units of Crestwood Midstream issued to the sellers, subject to adjustment for standard working capital provisions.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$191.1
Property, plant and equipment	400.2
Intangible assets	323.4
Other assets	19.5
Total identifiable assets acquired	934.2

Current liabilities	215.3
Assets retirement obligations	1.2
Other long-term liabilities	3.7
Total liabilities assumed	220.2

Net identifiable assets acquired	714.0
Goodwill	48.8
Net assets acquired	$762.8
The $48.8 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets.  During the three months ended March 31, 2014, we also recognized approximately $4.6 million of transaction-related fees primarily related to services provided in 2013 related to this acquisition. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to material change.

Unaudited Pro Forma Financial Information

The following table represents the pro forma consolidated statement of operations as if the Legacy Inergy reverse acquisition and the Arrow Acquisition had been included in our consolidated results for the three-month period ended March 31, 2013 (in millions, except per unit information):

Revenues	$811.3
Net income	$6.9

Net income per limited partner unit(a):
Basic	$0.06
Diluted	$0.06

(a) Basic and diluted net income per limited partner unit for the three months ended March 31, 2013 were computed based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition.

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective reporting period. The purchase price allocation for the reverse acquisition of Legacy Inergy and the Arrow Acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma are preliminary and subject to change.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) which we account for under the equity method of accounting. During the three months ended March 31, 2014, Crestwood Niobrara contributed $17.3 million to Jackalope to fund its construction projects.

Our investment in Jackalope was $144.8 million and $127.2 million at March 31, 2014 and December 31, 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of income, which includes our share of net earnings based on our ownership interest and other adjustments recorded by us as discussed below. During the three months ended March 31, 2014, our share of Jackalope’s net earnings was approximately $1.1 million. As of March 31, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $56.0 million. We amortize and generally assess the recoverability of this amount based on the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production, LLC (RKI). The amortization is reflected as reduction of our earnings from unconsolidated affiliates, and during the three months ended March 31, 2014, we recorded amortization expense of approximately $0.8 million.

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2014, Jackalope did not make any distributions to its members.

Our Jackalope investment is included in our gathering and processing segment.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. During the three months ended March 31, 2014, Crude Logistics invested approximately $2.5 million in PRBIC to fund its construction projects.

Our investment in PRBIC was $26.3 million and $24.2 million at March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014, our share of PRBIC’s loss was approximately $0.4 million. As of March 31, 2014, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2014, PRBIC did not make any distributions to its members.

Our PRBIC investment is included in our NGL and crude services segment.

Note 6 - Earnings Per Limited Partner Unit

We own a non-economic general partnership interest and 100% of the IDRs in Crestwood Midstream. The general partner of Legacy Crestwood held general partner units and owned 100% of the IDRs of Legacy Crestwood. Our net income is allocated to the subordinated and limited partner unitholders based on their ownership percentage.
We calculate basic net income per limited partner unit by utilizing the two class method. Diluted net income per limited partner unit is computed by dividing net income attributable to the limited partners by the weighted-average number of units outstanding and the effect of dilutive units granted in the acquisition of Legacy Crestwood GP. The weighted average number of units outstanding is calculated based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the three months ended March 31, 2014 and 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Risk Management

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

We had no derivatives identified as fair value hedges for accounting purposes in the three-month periods ended March 31, 2014 and 2013.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at March 31, 2014 and December 31, 2013, respectively (in millions):

	March 31, 2014		December 31, 2013
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	4.4	4.5	5.6	6.8
Natural gas (MMBTU’s)	0.1	0.1	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 33 months or less; however, 96.3% of the contracts expire within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2014 and December 31, 2013 were energy marketers and propane retailers, resellers and dealers.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2014 is $1.6 million for which we have posted less than $0.1 million of collateral in the normal course of business. In addition, we have posted $5.3 million of NYMEX margin deposits in the normal course of business. We have also received collateral of $1.7 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

Note 8 – Fair Value Measurements

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Notes Payable and Other Obligations

As of March 31, 2014 and December 31, 2013, the carrying value and fair value of our notes payable and other obligations are approximately the same due to the interest rates being materially consistent with the book value.

Credit Facilities

The fair value of our credit facilities approximates their carrying amounts as of March 31, 2014 and December 31, 2013, due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of the senior notes (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP Senior Notes	$11.4	$11.6	$11.4	$11.6
Crestwood Midstream 2022 Senior Notes	$600.0	$624.0	$600.0	$617.3
Crestwood Midstream 2019 Senior Notes	$351.2	$381.5	$351.2	$379.3
Crestwood Midstream 2020 Senior Notes	$504.5	$528.4	$504.7	$513.8

Assets and Liabilities

As of March 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and interest rates. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.1	$10.2	$—	$10.3	$(0.2)	$10.1
SPH units	5.9	—	—	5.9	—	5.9
Total assets at fair value	$6.0	$10.2	$—	$16.2	$(0.2)	$16.0

Liabilities
Liabilities from price risk management	$0.1	$8.8	$—	$8.9	$(2.9)	$6.0
Interest rate swaps	—	3.7	—	3.7	—	3.7
Total liabilities at fair value	$0.1	$12.5	$—	$12.6	$(2.9)	$9.7

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Note 9 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
CEQP Credit Facility	$387.6	$381.0
CEQP Senior Notes	11.4	11.4
Crestwood Midstream Revolver	532.1	414.9
Crestwood Midstream 2019 Senior Notes	350.0	350.0
Premium on Crestwood Midstream 2019 Senior Notes	1.2	1.2
Crestwood Midstream 2020 Senior Notes	500.0	500.0
Fair value adjustment of Crestwood Midstream 2020 Senior Notes	4.5	4.7
Crestwood Midstream 2022 Senior Notes	600.0	600.0
Other	4.5	2.8
Total debt	2,391.3	2,266.0
Less: current portion	14.0	5.1
Total long-term debt	$2,377.3	$2,260.9

We and our subsidiaries do not provide credit support or guarantee any amounts outstanding under the credit facility or notes of Crestwood Midstream. Crestwood Midstream and its subsidiaries do not provide credit support or guarantee any amounts outstanding under our credit facility or senior notes.

CEQP Credit Facility

We utilize a secured credit facility (the CEQP Credit Facility) with an aggregate revolving loan facility of $550 million due in July 2016, to fund working capital requirements, as a source of capital to fund capital expenditures and acquisitions and for general partnership purposes. All borrowings under the CEQP Credit Facility are generally secured by substantially all of our assets and the equity interests in all of our wholly owned subsidiaries.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2014, the balance outstanding under the CEQP Credit Facility was $387.6 million and outstanding standby letters of credit amounted to $61.0 million. As a result, we had $101.4 million of remaining capacity under the revolving credit facility at March 31, 2014, subject to compliance with any applicable covenants under the facility. The interest rates of the CEQP Credit Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.66% and 4.75% at March 31, 2014.

The credit agreement governing the CEQP Credit Facility contains the following financial covenants:

•
the ratio of our total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement) for the four quarters most recently ended must be no greater than (i) 5.50 to 1.0 for the quarter ended March 31, 2014, and (ii) 4.75 to 1.0 for the quarter ended June 30, 2014 and all subsequent quarters.

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the credit agreement), for the four quarters then most recently ended, must not be less than 2.50 to 1.0.

At March 31, 2014, the total funded debt to consolidated EBITDA was approximately 4.23 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 7.51 to 1.0.

At March 31, 2014, we were in compliance with the debt covenants in the CEQP Credit Facility. For additional information regarding our debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

We have entered into six interest rate swaps that mature in 2016 to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements require us to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly on an aggregate notional amount of $225.0 million. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to us based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million. During the three months ended March 31, 2014, we recorded a gain of approximately $0.6 million associated with these interest rate swaps, which is reflected as a reduction of our interest and debt expenses, net on our consolidated statement of operations.

CEQP Senior Notes

At March 31, 2014, we had $11.4 million in outstanding senior notes, the majority of which mature on October 1, 2018 and have a coupon rate of 7%. The outstanding senior notes do not contain any financial covenants.

Crestwood Midstream Revolver

Crestwood Midstream has a five-year $1 billion senior secured revolving credit facility (the Crestwood Midstream Revolver), which is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Crestwood Midstream Revolver includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the credit facility is secured by substantially all of the equity interests and assets of Crestwood Midstream’s restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of its restricted domestic subsidiaries.

At March 31, 2014, the balance outstanding on the Crestwood Midstream Revolver was $532.1 million and outstanding standby letters of credit amounted to $31.4 million. As a result, Crestwood Midstream had $436.5 million of remaining capacity under the revolving credit facility at March 31, 2014, subject to compliance with any applicable covenants under such facility. The weighted-average interest rate as of March 31, 2014 was 5.71%.

Crestwood Midstream is required under its credit agreement to maintain a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 (subject to, at its election, a consolidated net leverage ratio of not more than 5.50 to 1.0 during certain periods following certain material acquisitions as further described in its credit agreement) to 1.0 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.0.

At March 31, 2014, Crestwood Midstream elected to use a consolidated net leverage ratio of 5.50 to 1.0. The total funded debt to consolidated EBITDA was approximately 5.06 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.61 to 1.0 at March 31, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream Senior Notes

Crestwood Midstream has three series of senior unsecured notes outstanding, including (i) $350 million in aggregate principal amount of 7.75% Senior Notes due 2019 (the 2019 Senior Notes), (ii) $500 million in aggregate principal amount of 6.0% Senior Notes due 2020 (the 2020 Senior Notes), and (iii) $600 million in aggregate principal amount of 6.125% Senior Notes due 2012 (the 2022 Senior Notes, and together with the 2019 Senior Notes and 2020 Senior Notes, its Senior Notes). Crestwood Midstream's Senior Notes are guaranteed on a senior unsecured basis by all of its domestic restricted subsidiaries, subject to certain exceptions.

At March 31, 2014, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream Revolver and its Senior Notes. For additional information regarding the Crestwood Midstream debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Other

For a description of our non-interest bearing obligations due under noncompetition agreements and other note payable agreements, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 10 – Partners’ Capital

Distributions

Distributions to Partners

During the three months ended March 31, 2013, Legacy Crestwood GP paid cash distributions to its member of $4.1 million.

A summary of our limited partner quarterly distributions for the three months ended March 31, 2014 is presented below:

Three Months Ended March 31, 2014
Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
February 7, 2014	February 14, 2014	$0.1375	$25.6

On April 24, 2014, we declared a distribution of $0.1375 per limited partner unit to be paid on May 15, 2014, to unitholders of record on May 8, 2014 with respect to the first quarter of 2014.

Distributions to Non-Controlling Partners

Crestwood Midstream paid cash distributions to its common unitholders of $74.1 million during the three months ended March 31, 2014. Legacy Crestwood paid cash distributions to its common unitholders of $21.0 million during the three months ended March 31, 2013.

Other Partners’ Capital Transaction

On January 8, 2013, Legacy Crestwood acquired Crestwood Holdings’ 65% membership interest in Crestwood Marcellus Midstream LLC for approximately $258.0 million, of which approximately $129.0 million was funded through the issuance of 6,190,469 Class D units and the issuance of 133,060 general partner units to the Legacy Crestwood general partner. We reflected the issuances of the Class D and general partner units as distributions for additional interest in Crestwood Marcellus Midstream LLC in our consolidated statements of cash flows for the three months ended March 31, 2013.

In August 2012, Legacy Inergy contributed its retail propane operations to Suburban Propane Partners, L.P. (SPH).  In connection with this contribution, Legacy Inergy retained 142,004 SPH units which we mark to market each quarter.  The change in fair value is reflected in the consolidated statements of partners’ capital and the consolidated statements of comprehensive income.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Preferred Equity of Subsidiary

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in our consolidated financial statements. During the three months ended March 31, 2014, we allocated approximately $3.1 million of net income to the non-controlling interest, which was based on the overall return attributable to the preferred security.

Crestwood Niobrara will fund 75% of future capital contributions to Jackalope through additional preferred interest issuances to GE (up to a maximum of an additional $41.6 million as of March 31, 2014), with the remainder to be funded through our capital contributions to Crestwood Niobrara. During the three months ended March 31, 2014, GE EFS made a capital contribution of $12.3 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. Through March 31, 2014, GE has made capital contributions totaling $108.4 million.

Crestwood Niobrara has the option to pay distributions to GE with cash or by issuing additional preferred units through the January 2015 distribution. During the three months ended March 31, 2014, Crestwood Niobrara issued 2,210,294 preferred units to GE in lieu of paying a cash distribution. Crestwood Midstream serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, it has the ability to redeem GE’s preferred interest in either cash or Crestwood Midstream common units at an amount equal to the face amount of the preferred units plus an applicable return. On April 30, 2014, Crestwood Niobrara issued 2,536,010 preferred units to GE in lieu of paying a cash distribution.

Note 11 - Long-Term Incentive Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) (formerly the Inergy Long Term Incentive Plan) and the Crestwood Midstream Partners LP Long Term Incentive Plan (Crestwood Midstream LTIP) (formerly the Inergy Midstream, L.P. Long Term Incentive Plan) in order to align the economic interests of key employees and directors with those of CEQP and CMLP's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist solely of grants of restricted common units (which represent limited partner interests of CEQP and CMLP) which vest based upon continued service.

On January 17, 2014, we issued restricted unit awards, which were approved by the CEQP and CMLP Boards' compensation committees, to certain key employees. The awards consisted of an annual award based on a percentage of each recipient's annual salary, and a one-time bridge award designed to provide an additional base award to certain key employees with no remaining unvested awards given that their previously accumulated equity ownership in Legacy Inergy and Legacy Crestwood vested as a result of the change of control with the Crestwood Merger. Both of these awards vest upon continued service.

Crestwood LTIP

The following table summarizes information regarding restricted unit activity during the three months ended March 31, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	493,543	$13.96
Vested - restricted units	(129,218)	$13.96
Granted - restricted units	1,292,758	$13.29
Unvested - March 31, 2014	1,657,083	$13.44

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $15.3 million and $1.6 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. We recognized compensation expense of approximately $2.5 million (including $1.7 million that was allocated to Crestwood Midstream) under the Crestwood LTIP during the three months ended March 31, 2014, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted units with a grant date fair value of approximately $17.2 million during the three months ended March 31, 2014.  As of March 31, 2014, we had 8,134,677 units available for issuance under the Crestwood LTIP.

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended March 31, 2014 we withheld 47,800 common units to satisfy employee tax withholding obligations.

Crestwood Midstream LTIP

The following table summarizes information regarding restricted unit activity during the three months ended March 31, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(20,568)	$21.68
Granted - restricted units	757,902	$23.41
Unvested - March 31, 2014	987,891	$23.13

As of March 31, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $16.4 million and $1.8 million related to restricted units issued under the Crestwood Midstream LTIP, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. Crestwood Midstream recognized compensation expense of approximately $2.9 million and $0.6 million during the three months ended March 31, 2014 and 2013, which is included in general and administrative expenses on our consolidated statements of operations. The compensation expense recognized during the three months ended March 31, 2013 was related to the Legacy Crestwood long-term incentive plan. We granted restricted units with a grant date fair value of approximately $17.7 million during the three months ended March 31, 2014.  As of March 31, 2014, we had 6,391,871 units available for issuance under the Crestwood Midstream LTIP.

Under the Crestwood Midstream LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood Midstream LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended March 31, 2014 and 2013, we withheld 7,456 common units and 1,529 common units to satisfy employee tax withholding obligations.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 – Commitments and Contingencies

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

Declaratory Action. In January 2014, the entity from whom we lease our Tres Palacios caverns, Underground Services Markham, LLC (USM), filed a petition in the 269th Judicial District Court, Harris County, Texas (Case No. 2014-00823) requesting declaratory judgment on several issues, including whether or not Tres Palacios Gas Storage LLC (TPGS) has breached its lease obligations by filing an application with the FERC to reduce the certificated working gas storage capacity of our Tres Palacios natural gas storage facility. We filed our response to USM’s petition on January 31, 2014, and requested that the court dismiss the petition based on several grounds.

On March 4, 2014, USM and TPGS filed a joint motion for abatement with the District Court requesting an abatement until the FERC renders a decision in TPGS’s abandonment proceeding. The District Court granted the parties’ motion on March 13, 2014 and, on March 26, 2014, USM withdrew its request that the FERC hold TPGS’s request for abandonment in abeyance pending the District Court’s ruling in the state court action. On April 15, 2014, TPGS filed with the FERC the results of a binding open season soliciting bids that closed on April 4, 2014, during which TPGS solicited offers for up to 22.9 Bcf of firm storage capacity at Tres Palacios. We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce Tres Palacios’ certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments to USM under our lease.

Arrow Acquisition Class Action Lawsuit. Prior to the completion of the Arrow Acquisition on November 8, 2013, a train transporting over 50,000 barrels of crude oil produced in North Dakota derailed in Lac Megantic, Quebec, Canada on July 6, 2013. The derailment resulted in the death of 47 people, injured numerous others, and caused severe damage to property and the environment.  In October 2013, certain individuals suffering harm in the derailment filed a motion to certify a class action lawsuit in the Superior Court for the District of Megantic, Province of Quebec, Canada, on behalf of all persons suffering loss in the derailment.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action will be heard in June 2014.  We believe the claims against us are without merit and will vigorously defend ourselves and oppose the motion for class action.  Moreover, to the extent this action proceeds, we believe we have meritorious defenses to the claims.  Because this litigation is in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We have also notified our insurance company of the claim.

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2014 and December 31, 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. Our accruals and potential exposures related to our environmental matters were immaterial at March 31, 2014 and December 31, 2013.

Contingent Consideration - Antero

In connection with the Antero Acquisition, Legacy Crestwood agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believe their production levels will likely exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $33.5 million and $31.4 million as of March 31, 2014 and December 31, 2013 that represents the fair value of the potential payments that may be made under this earn-out provision. We estimated the liability based on the probability-weighted discounted cash flows using a 5.9% discount rate and our estimate of Antero’s production in 2014 (a Level 3 fair value measurement).

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13 – Related Party Transactions

The following table shows revenues, costs of goods sold and operations and maintenance expenses from our affiliates for the three-month periods ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014(a)	2013
Gathering and processing revenues	$0.9	$25.6
Gathering and processing costs of goods sold	$11.0	$6.8
General and administrative expenses	$3.8	$5.8

(a)
Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

The following table shows accounts receivable and accounts payable from our affiliates as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Accounts receivable	$0.5	$—
Accounts payable	$6.6	$3.6

For additional information regarding our related parties, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 14 – Segments

Financial Information

We have three operating and reporting segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) NGL and crude services operations. Our gathering and processing operations engage in the gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs. Our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. Our NGL and crude services operations provide NGLs and crude oil gathering, storage, marketing, supply and logistics services to producers, refiners, marketers, and other customers that effectively provide flow assurances to our customers, as well as the production and sale of salt products. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. We assess the performance of our operating segments based on EBITDA, which represents operating income plus depreciation, amortization and accretion expense.

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net income	$13.2	$3.9
Add:
Interest and debt expense, net	31.7	11.4
Provision for income taxes	0.8	0.4
Depreciation, amortization and accretion	66.3	22.4
EBITDA	$112.0	$38.1

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the reportable segment data for the three months ended March 31, 2014 and 2013 (in millions). The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the NGL and crude services segment.

	Three Months Ended March 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$79.5	$51.0	$841.1	$—	$971.6
Costs of product/services sold	18.7	6.8	760.5	—	786.0
Operations and maintenance expense	13.4	6.2	24.5	—	44.1
General and administrative expense	—	—	—	27.9	27.9
Gain on long-lived assets	0.5	—	—	—	0.5
Loss on contingent consideration	(2.1)	—	—	—	(2.1)
Earnings (loss) from unconsolidated affiliates, net	0.3	—	(0.4)	—	(0.1)
Other income	—	—	—	0.1	0.1
EBITDA	$46.1	$38.0	$55.7	$(27.8)	$112.0
Goodwill	$356.8	$728.6	$1,463.2	$—	$2,548.6
Total assets	$2,547.8	$2,162.7	$3,582.1	$187.9	$8,480.5
Cash expenditures for property, plant and equipment	$41.7	$1.6	$25.9	$3.6	$72.8

	Three Months Ended March 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$72.4	$—	$—	$—	$72.4
Costs of product/services sold	13.5	—	—	—	13.5
Operations and maintenance expense	13.0	—	—	—	13.0
General and administrative expense	—	—	—	7.8	7.8
EBITDA	$45.9	$—	$—	$(7.8)	$38.1
Goodwill	$352.2	$—	$—	$—	$352.2
Total assets	$2,279.4	$—	$—	$23.5	$2,302.9
Cash expenditures for property, plant and equipment	$23.9	$—	$—	$0.4	$24.3

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the three months ended March 31, 2014. Two customers, Quicksilver and Antero Resources Appalachian Corporation (Antero), accounted for approximately 35% and 20% of our total consolidated revenues for the three months ended March 31, 2013, respectively. All Quicksilver and Antero revenues are captured in the gathering and processing segment.

One customer, QEP Energy Company (QEP), accounted for approximately 11% of our consolidated accounts receivable at March 31, 2014. QEP's accounts receivable are captured in the NGL and crude services segment. One customer, Tesoro Refining & Marketing Company (Tesoro), accounted for approximately 10% of our consolidated accounts receivable at December 31, 2013. Tesoro's accounts receivable are captured in the NGL and crude services segment.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15 – Condensed Consolidating Financial Information

We are a holding company and own no operating assets and have no significant operations independent of our subsidiaries. Obligations under our outstanding senior notes and credit agreement are jointly and severally guaranteed by our wholly owned domestic subsidiaries. Legacy Crestwood GP and Crestwood Midstream and its wholly owned subsidiaries (Non-Guarantor Subsidiaries) do not guarantee our senior notes or credit facility. CEQP Finance Corp., the co-issuer of our senior notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our senior notes.

As discussed in Note 1, the accounting for the reverse acquisition of Legacy Inergy results in Legacy Inergy's historical operations being acquired on June 19, 2013. Our senior notes are thus not included in the financial statements prior to June 19, 2013. Since Legacy Crestwood GP (the accounting predecessor) does not guarantee any debt, the condensed consolidated financial statements do not include financial information for the three months ended March 31, 2013.

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$2.6	$5.0	$—	$7.7
Accounts receivable	—	160.8	237.3	(33.8)	364.3
Inventories	—	29.1	10.7	—	39.8
Other current assets	—	25.9	13.6	—	39.5
Total current assets	0.1	218.4	266.6	(33.8)	451.3

Property, plant and equipment, net	—	401.7	3,536.7	—	3,938.4
Goodwill and intangible assets, net	—	726.9	3,160.0	—	3,886.9
Investment in subsidiaries	5,851.2	—	—	(5,851.2)	—
Other assets	—	9.5	194.4	—	203.9
Total assets	$5,851.3	$1,356.5	$7,157.7	$(5,885.0)	$8,480.5

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$160.0	$191.2	$(33.8)	$317.4
Other current liabilities	8.2	33.1	162.2	—	203.5
Total current liabilities	8.2	193.1	353.4	(33.8)	520.9

Long-term liabilities:
Long-term debt, less current portion	398.2	—	1,979.1	—	2,377.3
Other long-term liabilities	16.6	109.4	28.0	—	154.0
Total long-term liabilities	414.8	109.4	2,007.1	—	2,531.3

Partners' capital	815.1	1,054.0	184.0	(1,238.0)	815.1
Interest of non-controlling partners in subsidiaries	4,613.2	—	4,613.2	(4,613.2)	4,613.2
Total partners' capital	5,428.3	1,054.0	4,797.2	(5,851.2)	5,428.3
Total liabilities and partners' capital	$5,851.3	$1,356.5	$7,157.7	$(5,885.0)	$8,480.5

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$78.6	$—	$78.6
Storage and transportation	—	6.7	44.3	—	51.0
NGL and crude services	—	431.2	409.9	—	841.1
Related party	—	—	4.2	(3.3)	0.9
	—	437.9	537.0	(3.3)	971.6

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	7.7	—	7.7
Storage and transportation	—	3.6	3.2	—	6.8
NGL and crude services	—	384.3	376.2	—	760.5
Related party	—	3.3	11.0	(3.3)	11.0
	—	391.2	398.1	(3.3)	786.0

Expenses:
Operations and maintenance	—	16.1	28.0	—	44.1
General and administrative	—	3.8	24.1	—	27.9
Depreciation, amortization and accretion	—	10.7	55.6	—	66.3
Other	—	—	1.6	—	1.6
Operating income	—	16.1	29.6	—	45.7

Other income (expense):
Interest and debt expense, net	(3.6)	—	(28.1)	—	(31.7)
Other	—	0.1	(0.1)	—	—
Equity in net income of subsidiary	16.8	—	—	(16.8)	—
Income (loss) before income taxes	13.2	16.2	1.4	(16.8)	14.0
Provision for income taxes	—	0.1	0.7	—	0.8
Net income (loss)	13.2	16.1	0.7	(16.8)	13.2
Net loss attributable to non-controlling partners in subsidiaries	—	—	6.4	—	6.4
Net income (loss) attributable to partners	$13.2	$16.1	$7.1	$(16.8)	$19.6

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13.2	$16.1	$0.7	$(16.8)	$13.2
Change in Suburban Propane Partners LP units	(0.8)	—	—	—	(0.8)
Comprehensive income (loss)	$12.4	$16.1	$0.7	$(16.8)	$12.4

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$14.2	$58.1	$—	$72.3

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(12.1)	—	(12.1)
Purchases of property, plant and equipment	—	(5.1)	(67.7)	—	(72.8)
Investment in unconsolidated affiliates, net	—	—	(19.8)	—	(19.8)
Distributions received and other	36.1	10.5	—	(46.6)	—
Net cash provided by (used in) investing activities	36.1	5.4	(99.6)	(46.6)	(104.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	190.4	306.0	—	496.4
Principal payments on long-term debt	—	(183.8)	(188.8)	—	(372.6)
Distributions paid	(36.1)	(25.6)	(10.5)	46.6	(25.6)
Distributions paid to non-controlling partners	—	—	(74.1)	—	(74.1)
Proceeds from issuance of preferred equity	—	—	12.3	—	12.3
Other	—	(0.4)	(1.1)	—	(1.5)
Net cash provided by (used in) financing activities	(36.1)	(19.4)	43.8	46.6	34.9

Net increase in cash	—	0.2	2.3	—	2.5
Cash at beginning of period	0.1	2.4	2.7	—	5.2
Cash at end of period	$0.1	$2.6	$5.0	$—	$7.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2 of this report should be read in conjunction with the accompanying consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report on Form 10-K of Crestwood Equity Partners LP for the year ended December 31, 2013.

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will complete certain projects, and achieve certain capacity or throughput amounts, by specified target dates; (ii) our assessment of certain developing and emerging shale and tight gas plays, including our estimates of rig activity within certain of these areas; and (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Our Company
We manage, owns and operate crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. We conduct gathering, processing, storage, transportation and marketing operations in the most prolific shale plays across the United States.

Our three business segments include (i) gathering and processing, which includes our natural gas G&P operations; (ii) storage and transportation, which includes our natural gas storage and transportation operations; and (iii) NGL and crude services, which includes our proprietary NGL business, crude oil gathering, storage and transportation operations, NGL processing, fractionation and storage facilities, and salt production business. Except for our proprietary NGL marketing, supply and logistics business (including our West Coast NGL business and NGL terminals and fleet) and Tres Palacios, all of our operations are conducted by or through Crestwood Midstream.

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

•
Marcellus Shale. In the rich gas southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering systems that have increased total gathering capacity to 700 MMcf/d as of April 1, 2014, compared to actual first quarter volumes of 531 MMcf/d. Additional expansion projects on our Marcellus systems are expected to increase total gathering capacity to approximately 875 MMcf/d and gathering volumes to 750 MMcf/d at year-end 2014.  We expect to complete an additional 120 MMcf/d compressor station in Antero's western development area during the second quarter of 2014.  We estimate that Antero had 32 drilled but uncompleted wells on pads connected to our gathering system at March 31, 2014.  Many of these wells were completed in April, leading to an increase in volumes and we estimate that Antero continues to operate approximately 15 drilling rigs in northern West Virginia.

•
Powder River Basin (PRB) Niobrara. Expansion of the Jackalope gas gathering system and construction of the 120 MMcf/d Bucking Horse gas processing plant remains on schedule to be completed in the fourth quarter of 2014. In the first quarter of 2014, gathering volumes on the Jackalope gas gathering system were 53 MMcf/d due to limitations on local processing. We estimate that Chesapeake and RKI have approximately 37 drilled but uncompleted wells available to be connected to the system, and that Chesapeake continues to run approximately three rigs on the 311,000 acre dedication. Under Jackalope’s cost of service gathering agreement, gathering fees have increased in 2014, taking into account the significant capital being invested in the midstream infrastructure. In addition, there has been a considerable increase in rig activity and drilling permits in recent months targeting multiple producing formations such as the Niobrara, Frontier/Turner, Sussex/Shannon and Parkman/Teapot. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Permian Delaware Basin. On April 1, 2014, we announced a Phase 2 expansion of our Willow Lake project to include a 20 MMcf/d cryogenic processing facility and expand our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Legend Production Holdings, LLC in Eddy County, New Mexico. Construction of the Willow Lake plant remains on schedule for completion in third quarter of 2014 at a cost of approximately $25 million to $30 million. We are also actively working with area producers, targeting the Bone Spring, Avalon and Wolfcamp formations, for a potential Phase 3 expansion and installation of a Delaware Ranch processing plant with a capacity of approximately 120 MMcf/d. The Delaware Ranch Plant is currently owned by us as a result of our 2012 acquisition of Devon’s West Johnson County processing plant located in the Barnett Shale region.  These projects support emerging production from one of the most active drilling areas within the region.

•
Barnett Shale. Our Barnett Shale dry and rich gas gathering systems had a 5% decline in average volumes during the first quarter of 2014. Our primary customer in the Barnett, Quicksilver, has recently resumed drilling activity in the Alliance and Lake Arlington dry gas areas and connected 14 wells in late March 2014. As a result, April 2014 quarter-to-date gathering volumes on the Barnett Shale systems have averaged approximately 440 MMcf/d, approximately 14% higher than the first quarter of 2014 average.

Storage and Transportation

Our storage and transportation segment consists of our natural gas storage and transportation assets. We have four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North/South Facilities, MARC I and the East Pipeline) located in the Northeast in or near the Marcellus Shale, and one storage facility (Tres Palacios) in Texas near the Eagle Ford Shale. Our storage facilities provide 79.4 Bcf of firm storage capacity and our transportation assets provide more than 1.0 Bcf/d of firm transportation capacity to producers, utilities, marketers and other customers.

•
Northeast Storage and Transportation.  We continued to experience high demand for storage and transportation services during the first quarter of 2014 due to continued growth in Marcellus shale production, sustained colder weather throughout the region, increased volatility and widening of basis differential along our pipeline systems.  During the first quarter of 2014, total throughput deliveries (including storage withdrawals plus firm and interruptible transportation services) averaged approximately 1.44 Bcf/d, an increase of 5% from the fourth quarter of 2013, with peak deliveries reaching as high as 1.77 Bcf/d during the quarter.  Following a successful open season during the first quarter of 2014, we executed long-term agreements to provide an additional 40,000 dekatherms per day (“Dth/d”) of firm transportation on our North/South facilities and MARC I Pipeline which began on April 1, 2014. We are currently in active negotiations with customers to provide up to an additional 150,000 Dth/d of firm capacity on these systems which is expected to begin in the first quarter of 2015.  The additional capacity would be completed through the modification and replacement of an existing compressor unit at the NS -1 station.

NGL and Crude Services

Our NGL and crude services segment consists of our proprietary NGL supply and logistics business, crude oil gathering systems and rail terminals, NGL processing, fractionation and storage facilities, and US Salt. We have facilities located in the core of the Bakken Shale, one of the most prolific crude oil shales in North America, and the premium Northeast demand market. We utilize these facilities on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

•
NGL Supply and Logistics Business. During the first quarter of 2014, we captured incremental demand and margin opportunities by providing customers with critical supply during this unusually cold, high-demand winter period. We continue to forecast growing NGL production volumes from the Marcellus/Utica plays and increased NGL export volumes from East Coast terminals over the next several years, and we are pursuing additional firm pipeline and export dock capacity and storage rights that will enable our NGL supply and logistics business to capitalize on these trends and offer greater marketing capabilities and flow assurances to our customers.

•
Arrow System (Bakken). We experienced unusually harsh winter weather conditions during the first quarter of 2014 that caused producing wells to be shut-in and that forced producers to delay their drilling and completion schedules (resulting in fewer than anticipated wells being connected to our system). Following the harsh winter in early 2014, average volumes have increased by approximately 12% in April and early May on our Arrow system compared to the first quarter of 2014 and we expect this trend to continue in the second quarter of 2014. In addition, we are adding 200,000 barrels of crude oil storage on the Arrow gathering system, contracting for firm pipeline transport on third party systems that directly connect our Arrow system and our COLT Hub, and have ordered two crude oil unit trains, which we expect to receive in the first quarter of 2015.

•
COLT Hub (Bakken). We substantially completed the COLT Hub expansion project (including expansion of rail loading capacity to 160,000 Bbls/d and adding 480,000 barrels of storage) in the first quarter of 2014 and have sinced experienced daily loading volumes in excess of the first quarter average volumes (as high as 150,000 Bbls/d) in the second quarter. New long-term agreements with BP Products North America, Inc. and Statoil Marketing & Trading in 2014, which were effective April 1, 2014, further support the COLT expansion. We expect to complete the installation of new release and departure track at the COLT Hub in the third quarter of 2014, which will provide greater operational flexibility to our customers and the BNSF Railroad and consequently improve utilization rates.

•
Transportation Fleet (Bakken). On March 21, 2014, we acquired a crude oil and produced water transportation fleet based in Watford City, North Dakota, which added capacity for approximately 22,000 Bbls/d of crude oil and water truck transportation volumes. We expect this transportation fleet acquisition to (i) further expand the menu of integrated takeaway solutions that we are able to offer to Bakken producers, (ii) provide greater crude marketing opportunities for us in the region, and (iii) provide opportunities to transport water volumes being produced by our Arrow customers until we are able to increase pipeline takeaway capacity on the Arrow system.

Regulatory Matters

In addition, we are experiencing greater regulatory challenges relative to our Bakken crude oil operations, particularly with respect to (i) increased regulation and enforcement efforts relating to the crude packaging classifications, which predominantly impacts our crude-by-rail operations at the COLT Hub and our crude oil sales at the Arrow central delivery point, and (ii) recent right-of-way regulations implemented by the MHA Nation that are designed to foster more environmentally-friendly oil and gas practices and to generate revenue from oil and gas activities performed on the Fort Berthold Reservation. We expect to manage these regulatory challenges accordingly and, in this regard, we are working closely with (i) regulatory authorities to ensure compliance with existing regulation and provide input on proposed initiatives, and (ii) the MHA Nation to craft right-of-way policies and exemptions that strike an appropriate balance between the industry and the MHA Nation. However, we cannot provide any assurances that new regulatory challenges facing Bakken producers and our company will not have impact our results of operations in a material and adverse manner.

We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York.  This year’s harsh winter conditions significantly taxed the propane supply infrastructure in the Northeast, to the point where New York propane consumers alone incurred more than $100 million of incremental supply delivery costs that could have been avoided had our proposed storage facility been operational.  With domestic propane production and export volumes expected to increase in the near term, we anticipate that propane consumers in New York and the greater New England and Mid-Atlantic markets will continue to face significantly higher costs to obtain propane supplies until additional local storage can be installed to help balance out seasonal price dislocations.  Although it has become clear that political agendas are driving the DEC’s ongoing delay in permitting the Finger Lakes project, we remain optimistic that these political headwinds will subside later this year and we will place into service the Finger Lakes storage project next year.  We continue to work proactively with industry associations to educate federal, state and local agencies and officials on the market’s need for this critical energy infrastructure and otherwise generate public support for projects like our Finger Lakes project that support growing demand in the local and regional markets.  In this regard, during the quarter (i) the National Propane Gas Association and the New York Propane Gas Association publicly called upon Governor Cuomo and the DEC to authorize our storage project, and encouraged their members to voice support for our project, and (ii) Enterprise, which owns the pipeline that has historically delivered to New York the bulk of its propane requirements, has publicly explained the need for and supported our Finger Lakes storage project.

On December 6, 2013, Tres Palacios Gas Storage LLC (TPGS) applied to the Federal Energy Regulatory Commission (FERC) for approval to abandon up to 22.9 Bcf of its 38.4 Bcf of working gas capacity that the FERC has previously certificated.  Tres would retain 15.5 Bcf of working gas capacity.  The capacity proposed to be abandoned has been and continues to be unsubscribed due to depressed natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.  Reducing the certificated working gas capacity will enable TPGS to operate more efficiently by reducing fixed costs associated with annual lease payments to Underground Services Markham LLC (USM), which subleases the underground caverns to TPGS.  USM and another entity to whom USM directs part of the lease payments, Riverway Storage Holdings, LLC, protested TPGS’s application to the FERC.  The matter remains pending at the FERC.  In January 2014, USM filed a petition in Texas state court alleging that TPGS breached its lease obligations by filing the application with FERC.  We moved to dismiss the petition based on several grounds.  The state court proceeding has been abated until the FERC acts on TPGS’s application.  We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce the certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments.

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

Results of Operations

Our consolidated financial statements were originally the financial statements of Legacy Crestwood GP, prior to being acquired by us on June 19, 2013. Financial data presented for the March 31, 2013 period solely reflects the operations of Legacy Crestwood GP. The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (in millions).

	Three Months Ended
	March 31,
	2014	2013
Revenues	$971.6	$72.4
Costs of product/services sold	786.0	13.5
Operations and maintenance expense	44.1	13.0
General and administrative expense	27.9	7.8
Depreciation, amortization and accretion expense	66.3	22.4
Gain on long-lived assets	0.5	—
Loss on contingent consideration	(2.1)	—
Operating income	45.7	15.7
Loss from unconsolidated affiliates, net	(0.1)	—
Interest and debt expense, net	(31.7)	(11.4)
Other income	0.1	—
Provision for income taxes	(0.8)	(0.4)
Net income	13.2	3.9
Add:
Interest and debt expense, net	31.7	11.4
Provision for income taxes	0.8	0.4
Depreciation, amortization and accretion	66.3	22.4
EBITDA	$112.0	$38.1
Non-cash equity compensation expense	5.4	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Adjusted EBITDA from unconsolidated affiliates	1.7	—
Change in fair value of derivative contracts	(10.7)	—
Significant transaction related costs and other items	6.5	0.7
Adjusted EBITDA	$116.6	$39.4

	Three Months Ended
	March 31,
	2014	2013
EBITDA:
Net cash provided by operating activities	$72.3	$34.1
Net changes in operating assets and liabilities	12.0	(6.0)
Amortization of debt-related deferred costs, discounts and premiums	(1.9)	(1.1)
Interest and debt expense, net	31.7	11.4
Market adjustment on interest rate swap	0.6	—
Non-cash equity compensation expense	(5.4)	(0.6)
Gain on long-lived assets	0.5	—
Loss on contingent consideration	(2.1)	—
Loss from unconsolidated affiliates, net	(0.1)	—
Deferred income taxes	3.8	—
Provision for income taxes	0.8	0.4
Other non-cash income	(0.2)	(0.1)
EBITDA	$112.0	$38.1
Non-cash equity compensation expense	5.4	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Adjusted EBITDA from unconsolidated affiliates	1.7	—
Change in fair value of derivative contracts	(10.7)	—
Significant transaction related costs and other items	6.5	0.7
Adjusted EBITDA	$116.6	$39.4
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended March 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$79.5	$51.0	$841.1
Costs of product/services sold	18.7	6.8	760.5
Operations and maintenance expense	13.4	6.2	24.5
Gain on long-lived assets	0.5	—	—
Loss on contingent consideration	(2.1)	—	—
Earnings (loss) from unconsolidated affiliates	0.3	—	(0.4)
EBITDA	$46.1	$38.0	$55.7

	Three Months Ended March 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$72.4	$—	$—
Costs of product/services sold	13.5	—	—
Operations and maintenance expense	13.0	—	—
EBITDA	$45.9	$—	$—

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2014 compared to the same periods in 2013 for our gathering and processing segment and the three months ended December 31, 2013 for our storage and transportation and NGL and crude services segments (see further discussion below).

Gathering and Processing:

EBITDA for our G&P segment was relatively flat for the three months ended March 31, 2014 compared to the same period in 2013, although our G&P segment’s revenues increased by $7.1 million (or 10%) for that same period. The increase in our G&P revenues was primarily driven by an increase in gathering and compression volumes during the three months ended March 31, 2014 compared to the same period in 2013. We gathered approximately 1.1 Bcf/d of natural gas on our G&P systems during the three months ended March 31, 2014 compared to 1.0 Bcf/d during the same period in 2013. Our compression volumes increased from 0.3 Bcf/d for the three months ended March 31, 2013 to 0.4 Bcf/d during the same period in 2014, which primarily related to a new compressor station which was placed in service in the Marcellus Shale.
Partially offsetting the increase in our G&P segment’s revenues were higher costs of product/services sold primarily due to the increase in natural gas prices during the three months ended March 31, 2014 compared to the same period in 2013. In addition, during the three months ended March 31, 2014, we had a $2.1 million loss on contingent consideration in connection with the acquisition of the Antero assets.
Storage and Transportation:

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

Our storage and transportation segment’s EBITDA increased by approximately 4% during the first quarter of 2014 when compared to the fourth quarter of 2013 primarily due to increased revenues from interruptible services on our Marcellus and Northeast storage and transportation assets resulting from higher market prices, increased volatility and wider basis spreads attributable to the sustained colder weather throughout the region. During the first quarter of 2014, total throughput deliveries (including storage withdrawals plus firm and interruptible transportation services) averaged approximately 1.44 Bcf/d, an increase of 5% from the fourth quarter of 2013.

Our remaining operations in the segment continue to perform consistently, other than our Tres Palacios natural gas storage facility, which continues to experience lower demand for its services due to depressed natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.

NGL and Crude Services:

Our NGL and crude services segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our NGL and crude services segment for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

Our NGL and crude services segment EBITDA increased by approximately 42% during the three months ended March 31, 2014 compared to the three months ended December 31, 2013. The increase was impacted by the acquisition of Arrow in November 2013, which contributed three months of operations during the first quarter of 2014 versus less than two months of operations in 2013. The acquired assets increased our NGL and crude services segment revenues by $163.9 million and increased our operating expenses by $159.2 million for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

The remaining increase in our NGL supply and logistics business was primarily driven by increased demand for NGL products due to colder weather in the northeastern United States during the winter, which resulted in higher margins on our NGL volumes during the three months ended March 31, 2014.

Other Results

Our consolidated EBITDA for the three months ended March 31, 2014 was $112.0 million, an increase of $73.9 million compared to the same period in 2013. Our consolidated Adjusted EBITDA for the three months ended March 31, 2014 was $116.6 million, an increase of $77.2 million compared to the same period in 2013. Below is a discussion of items impacting our EBITDA that are not included in our segment results described above.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate and other operations, which totaled $27.9 million and $7.8 million for the three months ended March 31, 2014 and 2013. The increase in these general and administrative expenses was driven by the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition in 2013. Also contributing to the increase was primarily legal and other consulting expenses we recognized to evaluate certain transaction opportunities primarily related to the Arrow Acquisition, which were approximately $6.5 million and $0.7 million for the three months ended March 31, 2014 and 2013. We also had increases in payroll and related benefit costs, which reflects the increased scope of our business operations, and an increase of $4.8 million of expenses related to our equity compensation plans during the three months ended March 31, 2014 compared to the same period in 2013.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three months ended March 31, 2014, our depreciation, amortization and accretion expense increased compared to the same period in 2013 primarily due to the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition during 2013. We recorded approximately $43.2 million of depreciation and amortization expense related to our NGL and crude services assets and our storage and transportation assets during the three months ended March 31, 2014.

Interest and Debt Expense - Interest and debt expense increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to (i) higher outstanding balances on our credit facilities, net of repayments; and (ii) the assumption of $1.1 billion of long-term debt due to the Crestwood Merger.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2014	2013
Credit facilities	$7.2	$7.0
Senior notes	23.7	4.4
Other debt-related costs	2.2	—
Gross interest and debt expense	33.1	11.4
Less: capitalized interest	1.4	—
Interest and debt expense, net	$31.7	$11.4

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

As of March 31, 2014 we had $101.4 million of remaining capacity under the CEQP Credit Facility and Crestwood Midstream had $436.5 million of remaining capacity under the Crestwood Midstream Revolver. In addition, as of March 31, 2014, we were in compliance with all our debt covenants related to the CEQP Credit Facilities, Crestwood Midstream Revolver and our Senior Notes. See Item 1, Financial Statements, Note 9 for a more detailed description of the credit facilities.

On March 24, 2014, CEQP and CMLP each filed a well-known seasoned issuer (WKSI) shelf registration statement.  The WKSI registration statements are automatically effective upon filing and allow CEQP and CMLP to utilize a shelf registration process to sell any combination of their respective securities described in the prospectuses in one or more offerings.  In addition, on March 24, 2014, CMLP filed a $300 million Form S-3 shelf registration statement.  When declared effective by the SEC, CMLP intends to use this shelf from time to time to offer and sell its common units in at-the-market offerings.

The following table provides a summary of our cash flows by category (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$72.3	$34.1
Net cash used in investing activities	(104.7)	(24.3)
Net cash provided by (used in) financing activities	34.9	(9.9)

Operating Activities

During the three months ended March 31, 2014, we experienced an increase in our operating revenues compared to the same period in 2013 primarily due to additional revenues of approximately $892.1 million related to the acquisition of Legacy Inergy and the Arrow Acquisition, which occurred in 2013. Partially offsetting these increases in operating revenues was higher operations and maintenance expenses, general and administrative expenses and costs of product/services sold of approximately $818.1 million, which also primarily related to the Crestwood Merger and the Arrow Acquisition in 2013. In addition, our interest costs increased by approximately $20.3 million due to higher outstanding balances on our credit facilities.

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

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the three months ended March 31, 2014 (in millions):

Growth capital	$57.6
Maintenance capital	6.4
Other(1)	8.8
Total	$72.8

(1)     Represents capital expenditures that are reimbursable by third parties.

During the three months ended March 31, 2014, we made capital contributions of approximately $19.8 million to our unconsolidated affiliates to fund their capital projects. For additional information, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the three months ended March 31, 2014 included the following:

Equity Transactions

•	$74.6 million increase in distributions to partners during the three months ended March 31, 2014 compared to the same period in 2013;

•	$12.3 million proceeds from the issuance of preferred security units to GE;

•	$103.5 million net proceeds from the issuance of Legacy Crestwood common units during the three months ended March 31, 2013; and

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in January 2013.

Debt Transactions

•	$81.3 million increase in net proceeds from the issuance of long-term debt during the three months ended March 31, 2014 compared to the same period in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2013 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2013 to March 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

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
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated as of April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP's Form 8-K filed on April 11, 2014)

3.3	Certificate of Formation of Inergy GP, LLC (incorporated by reference to Exhibit 3.5 to Inergy, L.P.'s Registration Statement on Form S-1/A filed on May 7, 2001)

3.3A	Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013

3.4
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.4A	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013

*12.1	Computation of ratio of earnings to fixed charges

*31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 8, 2014	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)