Form 10-Q
period 2014-06-30
Crestwood Equity Partners LP
filed 2014-08-08
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER: 001-34664
Crestwood Equity Partners LP
(Exact name of registrant as specified in its charter)

Delaware	43-1918951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Louisiana Street, Suite 2550 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Inergy, L.P.	Two Brush Creek Blvd., Suite 200 Kansas City, Missouri, 64112	September 30
(Former name)	(Former address)	(Former fiscal year)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18.2	$5.2
Accounts receivable	379.4	412.6
Inventory	58.8	73.6
Assets from price risk management activities	11.5	14.5
Prepaid expenses and other current assets	25.9	16.1
Total current assets	493.8	522.0

Property, plant and equipment (Note 3)	4,303.4	4,108.7
Less: accumulated depreciation and depletion	290.6	203.4
Property, plant and equipment, net	4,012.8	3,905.3

Intangible assets (Note 3)	1,475.8	1,466.4
Less: accumulated amortization	161.8	106.0
Intangible assets, net	1,314.0	1,360.4

Goodwill	2,540.6	2,552.2
Investment in unconsolidated affiliates (Note 5)	198.4	151.4
Other assets	31.4	31.9
Total assets	$8,591.0	$8,523.2

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$304.4	$379.0
Accrued expenses and other liabilities	197.0	177.1
Liabilities from price risk management activities	8.0	34.9
Current portion of long-term debt (Note 9)	29.0	5.1
Total current liabilities	538.4	596.1

Long-term debt, less current portion (Note 9)	2,260.0	2,260.9
Other long-term liabilities	142.4	140.4
Deferred income taxes	13.1	17.2
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Partners’ capital (186,391,224 and 185,274,279 limited partner units issued and outstanding at June 30, 2014 and December 31, 2013)	784.8	831.6
Total Crestwood Equity Partners LP partners’ capital	784.8	831.6
Interest of non-controlling partners in subsidiaries	4,852.3	4,677.0
Total partners’ capital	5,637.1	5,508.6
Total liabilities and partners’ capital	$8,591.0	$8,523.2

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Gathering and processing	$82.7	$46.5	$161.3	$93.3
Storage and transportation	47.8	6.3	98.8	6.3
NGL and crude services	795.1	41.5	1,636.2	41.5
Related party (Note 13)	0.7	24.6	1.6	50.2
	926.3	118.9	1,897.9	191.3
Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	7.8	6.2	15.5	12.9
Storage and transportation	7.2	0.6	14.0	0.6
NGL and crude services	722.8	37.4	1,483.3	37.4
Related party (Note 13)	9.8	7.8	20.8	14.6
	747.6	52.0	1,533.6	65.5
Expenses:
Operations and maintenance	48.7	15.3	92.8	28.3
General and administrative	24.1	15.8	52.0	23.6
Depreciation, amortization and accretion	71.2	28.0	137.5	50.4
	144.0	59.1	282.3	102.3
Other operating income (expense):
Gain on long-lived assets	1.2	—	1.7	—
Loss on contingent consideration (Note 12)	(6.5)	—	(8.6)	—
Operating income	29.4	7.8	75.1	23.5
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Interest and debt expense, net	(32.6)	(12.0)	(64.3)	(23.4)
Other income	0.1	—	0.2	—
Income (loss) before income taxes	(4.6)	(4.2)	9.4	0.1
Provision for income taxes	0.2	0.3	1.0	0.7
Net income (loss)	(4.8)	(4.5)	8.4	(0.6)
Net loss attributable to non-controlling partners	0.4	6.1	6.8	7.3
Net income (loss) attributable to Crestwood Equity Partners LP	$(4.4)	$1.6	$15.2	$6.7

Subordinated unitholders' interest in net income	$(0.1)	$0.1	$0.4	$0.6
Common unitholders' interest in net income	$(4.3)	$1.5	$14.8	$6.1

Net income (loss) per limited partner unit:
Basic	$(0.02)	$0.03	$0.08	$0.14
Diluted	$(0.02)	$0.03	$0.08	$0.14

Weighted-average limited partners’ units outstanding (in thousands):
Basic	182,116	52,459	182,001	43,829
Dilutive units	4,388	4,388	4,388	4,388
Diluted	186,504	56,847	186,389	48,217

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(4.8)	$(4.5)	$8.4	$(0.6)
Change in Suburban Propane Partners, L.P. units (Note 10)	0.7	(0.2)	(0.1)	(0.2)
Comprehensive income (loss)	$(4.1)	$(4.7)	$8.3	$(0.8)

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$831.6	$4,677.0	$5,508.6
Issuance of preferred equity of subsidiary	—	33.6	33.6
Issuance of Crestwood Midstream Partners LP Class A preferred units	—	293.7	293.7
Change in invested capital from Legacy Inergy, net of debt (Note 4)	(10.5)	(4.8)	(15.3)
Unit-based compensation charges	2.2	9.4	11.6
Taxes paid for unit-based compensation vesting	(2.3)	(1.5)	(3.8)
Distributions to partners	(51.3)	(148.3)	(199.6)
Change in Suburban Propane Partners, L.P. units	(0.1)	—	(0.1)
Net income (loss)	15.2	(6.8)	8.4
Balance at June 30, 2014	$784.8	$4,852.3	$5,637.1

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income (loss)	$8.4	$(0.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	137.5	50.4
Amortization of debt-related deferred costs, discounts and premiums	3.9	2.1
Market adjustment on interest rate swaps	(1.2)	(0.9)
Unit-based compensation charges	11.6	2.0
Gain on long-lived assets	(1.7)	—
Loss on contingent consideration	8.6	—
Loss from unconsolidated affiliates, net	1.6	—
Deferred income taxes	(4.1)	—
Other	—	0.1
Changes in operating assets and liabilities, net of effects from acquisitions	(53.1)	4.3
Net cash provided by operating activities	111.5	57.4

Investing activities
Acquisitions, net of cash acquired (Note 4)	(19.5)	6.1
Purchases of property, plant and equipment	(172.3)	(84.1)
Investment in unconsolidated affiliates	(48.6)	—
Net cash used in investing activities	(240.4)	(78.0)

Financing activities
Proceeds from the issuance of long-term debt	1,244.3	368.5
Principal payments on long-term debt	(1,224.4)	(260.0)
Payments on capital leases	(1.9)	(2.2)
Payments for debt related deferred costs	—	(0.1)
Distributions to partners	(51.3)	(21.1)
Distributions paid to non-controlling partners	(148.3)	(48.4)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)
Net proceeds from issuance of Crestwood Midstream Partners LP common units	—	118.5
Net proceeds from issuance of preferred equity of subsidiary	33.6	—
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	293.7	—
Taxes paid for unit-based compensation vesting	(3.8)	(3.0)
Net cash provided by financing activities	141.9	23.2

Net change in cash	13.0	2.6
Cash at beginning of period	5.2	0.1
Cash at end of period	$18.2	$2.7

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$14.7	$25.9

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

As of June 30, 2014, our general partner, Crestwood Equity GP LLC, owns our non-economic general partnership interest. Our general partner is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve) and which owns approximately 27% of our common units and 4,387,889 subordinated units convertible into common units, and which owns approximately 11% of the Crestwood Midstream common units as of June 30, 2014.

We own the non-economic general partnership interest of Crestwood Midstream Partners LP (Crestwood Midstream) and, consequently, manage and control Crestwood Midstream. As of June 30, 2014, we also own approximately 4% of Crestwood Midstream’s limited partnership interests and 100% of its incentive distribution rights (IDRs), which entitle us to receive 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements were originally the financial statements of Crestwood Gas Services GP, LLC (Legacy Crestwood GP), prior to being acquired by us on June 19, 2013. The acquisition of Legacy Crestwood GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with accounting standards for business combinations. The accounting for the reverse acquisition resulted in the legal acquiree (Legacy Crestwood GP) being the acquirer for accounting purposes. Although Legacy Crestwood GP was the acquiring entity for accounting purposes, we were the acquiring entity for legal purposes; consequently, the name on these financial statements was changed from Crestwood Gas Services GP, LLC to Crestwood Equity Partners LP.

The financial information as of June 30, 2014, and for the three-month and six-month periods ended June 30, 2014 and 2013, is unaudited. The consolidated balance sheet as of December 31, 2013, was derived from the audited balance sheet filed in our 2013 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.

Beginning in the first quarter of 2014, we began reflecting our operating and administrative expenses as operations and maintenance expenses and general and administrative expenses. In addition, we also reclassified our consolidated statements of operations for the three-month and six-month periods ended June 30, 2013 to reflect this change. The financial statements in our 2013 Annual Report on Form 10-K have not been recast to reflect this change. The following table summarizes the reclassification of the amounts previously reported in operating and administrative expenses for the periods presented (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating and administrative expenses as previously reported	$198.1	$72.7	$60.4
Operations and maintenance expenses	104.6	43.1	36.3
General and administrative expenses	93.5	29.6	24.1

In addition to the reclassification described above, our consolidated financial statements for prior periods include reclassifications that were made to conform to the current period presentation. None of our reclassifications had an impact on our previously reported net income, earnings per unit or partners' capital.

The accompanying consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2013 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2014.

New Accounting Pronouncement Issued But Not Yet Adopted

As of June 30, 2014, the following accounting standard has not yet been adopted by us.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. We will adopt the provisions of this standard effective January 1, 2017 and present the retroactive application of this standard to our revenue for the quarterly and annual periods ended 2015 and 2016.  We are currently evaluating the impact that this standard will have on our financial statements.

Note 3 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Gathering systems and pipelines	$1,498.8	$1,473.4
Facilities and equipment	1,509.0	1,186.5
Buildings, land, rights-of-way, storage contracts and easements	828.8	814.7
Vehicles	47.8	35.8
Construction in process	184.0	365.8
Base gas	102.6	102.0
Salt deposits	120.5	120.5
Office furniture and fixtures	11.9	10.0
	4,303.4	4,108.7
Less: accumulated depreciation and depletion	290.6	203.4
Total property, plant and equipment, net	$4,012.8	$3,905.3

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $4.7 million and $5.0 million included in property, plant and equipment, net at June 30, 2014 and December 31, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Customer accounts	$583.7	$576.9
Covenants not to compete	9.6	7.0
Gas gathering, compression and processing contracts	750.2	750.2
Acquired storage contracts	43.5	43.5
Trademarks	33.5	33.5
Deferred financing and other costs	55.3	55.3
	1,475.8	1,466.4
Less: accumulated amortization	161.8	106.0
Total intangible assets, net	$1,314.0	$1,360.4

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Accrued expenses	$47.7	$40.3
Accrued property taxes	6.9	9.4
Accrued product purchases payable	0.2	1.6
Tax payable	1.4	14.8
Interest payable	23.3	16.7
Accrued additions to property, plant and equipment	68.7	58.2
Commitments and contingent liabilities (Note 12)	40.0	31.4
Capital leases	2.0	2.6
Deferred revenue	6.8	2.1
Total accrued expenses and other liabilities	$197.0	$177.1

Note 4 – Acquisitions

2014 Acquisitions

Crude Transportation Acquisitions (Bakken)

Red Rock. On March 21, 2014, Crestwood Midstream purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $13.8 million, comprised of $12.1 million paid at closing plus deferred payments of $1.7 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with 28,000 barrels per day of transportation capacity. In the first quarter of 2014, we finalized the purchase price and allocated approximately $10.6 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. These assets are included in our NGL and crude services segment.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

LT Enterprises. On May 9, 2014, Crestwood Midstream purchased substantially all of the operating assets of LT Enterprises, Inc. (LT Enterprises) for approximately $10.7 million, comprised of $9.0 million paid at closing plus deferred payments of $1.7 million. LT Enterprises is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services primarily to the oilfields of western North Dakota. The acquired assets include a fleet of approximately 38 tractors, 51 crude trailers and 17 service vehicles with 20,000 barrels per day of transportation capacity. In addition, Crestwood Midstream acquired employee housing and 20 acres of greenfield real property located two miles south of Watford City. In the second quarter of 2014, we finalized the purchase price and allocated all of the purchase price to property, plant and equipment and intangible assets. These assets are included in our NGL and crude services segment.

The acquisitions of Red Rock and LT Enterprises were not material to our NGL and crude services segment's results of operations for the three and six months ended June 30, 2014. In addition, transaction costs related to these acquisitions were not material for the three and six months ended June 30, 2014.

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
In June 2014, we finalized the Legacy Inergy purchase price allocation. The following table summarizes the final valuation of the assets acquired and liabilities assumed at the merger date (in millions):

Current assets	$224.5
Property, plant and equipment	2,088.1
Intangible assets	337.5
Other assets	12.7
Total identifiable assets acquired	2,662.8

Current liabilities	207.6
Long-term debt	1,079.3
Other long-term liabilities	146.6
Total liabilities assumed	1,433.5

Net identifiable assets acquired	1,229.3
Goodwill	2,134.8
Net assets acquired	$3,364.1
Reductions of approximately $15.3 million from our preliminary estimates as of December 31, 2013 relate primarily to goodwill and were based on additional valuation information obtained on the components that comprise the enterprise fair value of Legacy Inergy as well as certain of our storage and transportation assets and obligations, primarily related to our Tres Palacios storage operations. Of the $2,134.8 million of goodwill, $1,408.5 million is reflected in our NGL and crude services segment and $726.3 million is reflected in our storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected to result from the combination of Legacy Crestwood and Legacy Inergy.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the period from June 19, 2013 to June 30, 2013, we recognized $47.8 million of revenues and recorded a net loss of $0.2 million related to this reverse acquisition. Transaction costs for the reverse acquisition were $4.2 million and were reflected in general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2013.
Arrow Acquisition

On November 8, 2013, Crestwood Midstream acquired Arrow Midstream Holdings, LLC (Arrow) for approximately $750 million, subject to customary capital expenditures and working capital adjustments of approximately $11.3 million, representations, warranties and indemnifications.  The acquisition was consummated by merging a wholly-owned subsidiary of Crestwood Midstream with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of Crestwood Midstream. The base merger consideration consisted of $550 million in cash and 8,826,125 common units of Crestwood Midstream issued to the sellers, subject to adjustment for standard working capital provisions.

In June 2014, we finalized the Arrow Acquisition purchase price allocation. Changes from our preliminary estimates as of December 31, 2013 were not material to our net assets at June 30, 2014. The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$192.7
Property, plant and equipment	400.5
Intangible assets	323.4
Other assets	19.5
Total identifiable assets acquired	936.1

Current liabilities	215.8
Assets retirement obligations	1.2
Other long-term liabilities	3.7
Total liabilities assumed	220.7

Net identifiable assets acquired	715.4
Goodwill	45.9
Net assets acquired	$761.3
The $45.9 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets.  During the six months ended June 30, 2014, we also recognized approximately $5.2 million of transaction-related fees primarily related to services provided in 2013 related to this acquisition.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unaudited Pro Forma Financial Information

The following table represents the pro forma consolidated statement of operations as if the Legacy Inergy reverse acquisition and the Arrow Acquisition had been included in our consolidated results for the full three and six months ended June 30, 2013 (in millions, except per unit information):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$749.2	$1,560.5
Net loss	$(40.2)	$(33.3)

Net loss per limited partner unit(a):
Basic	$(0.72)	$(0.68)
Diluted	$(0.72)	$(0.68)

(a) Basic and diluted net income per limited partner unit for the three and six months ended June 30, 2013 were computed based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition.

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization based on the estimated fair value adjustments to property, plant and equipment and intangible assets.

Note 5 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) which we account for under the equity method of accounting. During the six months ended June 30, 2014, Crestwood Niobrara contributed $45.8 million to Jackalope to fund its construction projects.

Our investment in Jackalope was $172.7 million and $127.2 million at June 30, 2014 and December 31, 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of income, which includes our share of net earnings based on our ownership interest and other adjustments recorded by us as discussed below. During the three and six months ended June 30, 2014, our share of Jackalope’s net earnings was approximately $0.1 million and $1.2 million. As of June 30, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $55.3 million. We amortize and generally assess the recoverability of this amount based on the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production, LLC (RKI). The amortization is reflected as a reduction of our earnings from unconsolidated affiliates, and during the three and six months ended June 30, 2014, we recorded amortization expense of approximately $0.7 million and $1.5 million.

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2014, Jackalope did not make any distributions to its members.

Our Jackalope investment is included in our gathering and processing segment.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. During the six months ended June 30, 2014, Crude Logistics invested approximately $2.8 million in PRBIC to fund its construction projects.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our investment in PRBIC was $25.7 million and $24.2 million at June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014, our share of PRBIC’s loss was approximately $0.9 million and $1.3 million. As of June 30, 2014, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2014, PRBIC did not make any distributions to its members.

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
We calculate basic net income per limited partner unit by utilizing the two class method. Diluted net income per limited partner unit is computed by dividing net income attributable to the limited partners by the weighted-average number of units outstanding and the effect of dilutive units granted in the acquisition of Legacy Crestwood GP. The weighted average number of units outstanding is calculated based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the three and six months ended June 30, 2014 and 2013.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We will periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and six months ended June 30, 2014, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $5.0 million and $4.5 million. The change in the fair value of our commodity-based derivatives was not significant for the three and six months ended June 30, 2013. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014		December 31, 2013
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	5.9	6.9	5.6	6.8

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 34 months or less; however, 95.1% of the contracts expire within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2014 and December 31, 2013 were energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2014 is $2.8 million for which we have posted $0.1 million of collateral in the normal course of business. In addition, we have posted $4.9 million of NYMEX margin deposits in the normal course of business. We have also received collateral of $3.8 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their carrying amounts as of June 30, 2014 and December 31, 2013, due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of the senior notes (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP Senior Notes	$11.4	$11.4	$11.4	$11.6
Crestwood Midstream 2019 Senior Notes	$351.1	$376.6	$351.2	$379.3
Crestwood Midstream 2020 Senior Notes	$504.3	$532.7	$504.7	$513.8
Crestwood Midstream 2022 Senior Notes	$600.0	$634.5	$600.0	$617.3

Assets and Liabilities

As of June 30, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and interest rates. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.1	$15.0	$—	$15.1	$(3.6)	$11.5
SPH units	6.5	—	—	6.5	—	6.5
Total assets at fair value	$6.6	$15.0	$—	$21.6	$(3.6)	$18.0

Liabilities
Liabilities from price risk management	$0.3	$10.2	$—	$10.5	$(2.5)	$8.0
Interest rate swaps	—	3.1	—	3.1	—	3.1
Total liabilities at fair value	$0.3	$13.3	$—	$13.6	$(2.5)	$11.1

	December 31, 2013
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(a)	Total
Assets
Assets from price risk management	$0.3	$27.7	$—	$28.0	$(13.5)	$14.5
SPH units	6.7	—	—	6.7	—	6.7
Total assets at fair value	$7.0	$27.7	$—	$34.7	$(13.5)	$21.2

Liabilities
Liabilities from price risk management	$0.1	$39.5	$—	$39.6	$(4.7)	$34.9
Interest rate swaps	—	4.3	—	4.3	—	4.3
Total liabilities at fair value	$0.1	$43.8	$—	$43.9	$(4.7)	$39.2

(a)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
CEQP Credit Facility	$403.5	$381.0
CEQP Senior Notes	11.4	11.4
Crestwood Midstream Revolver	412.3	414.9
Crestwood Midstream 2019 Senior Notes	350.0	350.0
Premium on Crestwood Midstream 2019 Senior Notes	1.1	1.2
Crestwood Midstream 2020 Senior Notes	500.0	500.0
Fair value adjustment of Crestwood Midstream 2020 Senior Notes	4.3	4.7
Crestwood Midstream 2022 Senior Notes	600.0	600.0
Other	6.4	2.8
Total debt	2,289.0	2,266.0
Less: current portion	29.0	5.1
Total long-term debt	$2,260.0	$2,260.9

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

At June 30, 2014, the balance outstanding under the CEQP Credit Facility was $403.5 million and outstanding standby letters of credit were $56.1 million. We had $57.8 million of available capacity under the revolving credit facility at June 30, 2014 considering our most restrictive debt covenants under the facility. The interest rates on the CEQP Credit Facility are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.66% and 4.75% at June 30, 2014. The weighted-average interest rate as of June 30, 2014 was 4.07%.

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

At June 30, 2014, the total funded debt to consolidated EBITDA was approximately 4.15 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 7.26 to 1.0.

At June 30, 2014, we were in compliance with the debt covenants in the CEQP Credit Facility. For additional information regarding our debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have entered into six interest rate swaps that mature in 2015 and 2016 to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements require us to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly on an aggregate notional amount of $225.0 million. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to us based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million. During the three and six months ended June 30, 2014, we recorded a gain of approximately $0.6 million and $1.2 million associated with these interest rate swaps, which is reflected as a reduction of our interest and debt expenses, net on our consolidated statements of operations.

CEQP Senior Notes

At June 30, 2014, we had $11.4 million in outstanding senior notes, the majority of which mature on October 1, 2018 and have a coupon rate of 7%. The outstanding senior notes do not contain any financial covenants.

Crestwood Midstream Revolver

Crestwood Midstream has a five-year $1 billion senior secured revolving credit facility (the Crestwood Midstream Revolver), which is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Crestwood Midstream Revolver includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the Crestwood Midstream Revolver is secured by substantially all of the equity interests and assets of Crestwood Midstream’s restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of its restricted domestic subsidiaries.

On June 11, 2014, Crestwood Midstream amended its revolver to clarify, among other things, (i) the methodology for calculating the value of its investment in certain joint ventures constituting unrestricted subsidiaries, and (ii) that redemptions, repurchases and retirements of equity interests are permitted to the extent made solely through the issuance of additional equity units. Crestwood Midstream did not pay any fees to its bank syndicate for this amendment.

At June 30, 2014, the balance outstanding on the Crestwood Midstream Revolver was $412.3 million and outstanding standby letters of credit were $31.4 million. Crestwood Midstream had $366.7 million of available capacity under its revolving credit facility at June 30, 2014 considering its most restrictive debt covenants under the facility. The interest rates on the Crestwood Midstream Revolver are based on theprime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.71% and 5.00% at June 30, 2014. The weighted-average interest rate as of June 30, 2014 was 5.73%.

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

At June 30, 2014, Crestwood Midstream elected to use a consolidated net leverage ratio of 5.50 to 1.0. At September 30, 2014, the consolidated net leverage ratio will revert back to 5.00 to 1.0. The net debt to consolidated EBITDA was approximately 4.56 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.69 to 1.0 at June 30, 2014.

Crestwood Midstream Senior Notes

Crestwood Midstream has three series of senior unsecured notes outstanding, including (i) $350 million in aggregate principal amount of 7.75% Senior Notes due 2019 (the 2019 Senior Notes), (ii) $500 million in aggregate principal amount of 6.0% Senior Notes due 2020 (the 2020 Senior Notes), and (iii) $600 million in aggregate principal amount of 6.125% Senior Notes due 2022 (the 2022 Senior Notes, and together with the 2019 Senior Notes and 2020 Senior Notes, its Senior Notes). Crestwood Midstream's Senior Notes are guaranteed on a senior unsecured basis by all of its domestic restricted subsidiaries, subject to certain exceptions.

Under the indenture governing its 2019 Senior Notes, Crestwood Midstream may not pay any dividend on its common units unless, among other things, at the time of and after giving effect to such dividend payment, no default under the indenture has occurred and is continuing or would occur as a consequence of such dividend payment.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2014, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream Revolver and its Senior Notes. For additional information regarding the Crestwood Midstream debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

On July 17, 2014, Crestwood Midstream filed a registration statement with the SEC under which it is offering to exchange $600 million in aggregate principal amount of registered 6.125% Senior Notes due 2022 for any and all outstanding 2022 Senior Notes, which were issued in a private offering in November 2013. The terms of the exchange notes are substantially identical to the terms of the 2022 Senior Notes, except that the exchange notes will be freely tradable. Crestwood Midstream expects to complete the exchange offering in August 2014.

Other

For a description of our non-interest bearing obligations due under noncompetition agreements and other note payable agreements, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 10 – Partners’ Capital

Distributions

Distributions to Partners

During the six months ended June 30, 2013, Legacy Crestwood GP paid cash distributions to its member of $9.3 million.

A summary of our limited partner quarterly distributions for the six months ended June 30, 2014 is presented below:

Six Months Ended June 30, 2014
Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
February 7, 2014	February 14, 2014	$0.1375	$25.6
May 8, 2014	May 15, 2014	$0.1375	25.7
			$51.3

On July 23, 2014, we declared a distribution of $0.1375 per limited partner unit to be paid on August 14, 2014, to unitholders of record on August 7, 2014 with respect to the second quarter of 2014.

Distributions to Non-Controlling Partners

Crestwood Midstream paid cash distributions to its common unitholders of $148.3 million during the six months ended ended June 30, 2014. Legacy Crestwood paid cash distributions to its common unitholders of $48.4 million during the six months ended ended June 30, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream's partnership agreement requires it to make quarterly distributions to its Class A Preferred Unit holders. The holders of the Class A Preferred Units (the Preferred Units) are entitled to receive fixed quarterly distributions of $0.5804 per unit. For the 12 quarters following the quarter ended June 30, 2014 (the Initial Distribution Period), distributions on the Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at Crestwood Midstream's election. If Crestwood Midstream elects to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.5804 per unit divided by the cash purchase price of $25.10 per unit. Crestwood Midstream accrues the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on the Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on Crestwood Midstream's common units and (ii) its available cash (as defined in its partnership agreement) is insufficient to make a cash distribution to its Preferred Unit holders. If Crestwood Midstream fails to pay the full amount payable to its Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.7059 per unit, and (y) Crestwood Midstream will not be permitted to declare or make any distributions to its common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if Crestwood Midstream fails to pay in full any Class A Preferred Distribution (as defined in its partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter. For additional information on the Preferred Units, see the Crestwood Midstream Class A Preferred Units section below.

On July 23, 2014, the board of directors of Crestwood Midstream's general partner authorized the issuance of 42,523 Preferred Units to its Preferred Unit holders for the quarter ending June 30, 2014. In accordance with the Crestwood Midstream partnership agreement, the additional Preferred Units will not be issued until the distribution payment date for the quarter ending September 30, 2014.

Non-Controlling Partners Equity

Crestwood Midstream Class A Preferred Units

On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors, including Magnetar Capital, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, Crestwood Midstream has agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from Crestwood Midstream up to $500 million of Preferred Units at a fixed price of $25.10 per unit on or before September 30, 2015. Contemporaneously with the closing of this equity commitment, on June 17, 2014, the Class A Purchasers purchased 11,952,191 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds of approximately $300 million (net proceeds of approximately $293.7 million after deducting transaction fees and offering expenses). The Preferred Units are reflected as non-controlling interests in our consolidated financial statements.

Subject to certain conditions, holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a one-for-one basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in the Crestwood Midstream partnership agreement upon the occurrence of certain events, such as a change in control. Also, subject to certain conditions after the full $500 million purchase commitment has been satisfied, Crestwood Midstream may convert the Preferred Units into common units at a conversion ratio set forth in the partnership agreement, which is based in part on the aggregate principal amount of the Preferred Units outstanding and the weighted average trading price of its common units.

The Preferred Units have voting rights that are identical to the voting rights of the Crestwood Midstream common units and will vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to Crestwood Midstream's other securities outstanding.

Additional information on the terms and conditions of the Preferred Units, including distribution, conversion, voting rights and liquidation preferences, is available on Crestwood Midstream's Form 8-Ks filed with the SEC on June 19, 2014 and July 11, 2014, respectively.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 9, 2014, Crestwood Midstream filed a shelf registration statement with the SEC under which holders of the Preferred Units may sell the common units into which the Preferred Units are convertible. The registration statement became effective on July 18, 2014. Crestwood Midstream registered 26,299,076 common units under the registration statement.

Crestwood Niobrara Preferred Interest

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in our consolidated financial statements.

Crestwood Niobrara will fund 75% of future capital contributions to Jackalope through additional preferred interest issuances to GE (up to a maximum of an additional $20.3 million as of June 30, 2014), with the remainder to be funded through our capital contributions to Crestwood Niobrara. During the six months ended June 30, 2014, GE made capital contributions of $33.6 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. Through June 30, 2014, GE has made cumulative capital contributions totaling $129.7 million.

Crestwood Niobrara has the option to pay distributions to GE with cash or by issuing additional preferred units through the January 2015 distribution. During the three months ended March 31, 2014 and June 30, 2014, Crestwood Niobrara issued 2,210,294 and 2,536,010 preferred units to GE in lieu of paying a cash distribution. Crestwood Midstream serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, it has the ability to redeem GE’s preferred interest in either cash or Crestwood Midstream common units at an amount equal to the face amount of the preferred units plus an applicable return. On July 30, 2014, Crestwood Niobrara issued 3,073,357 preferred units to GE in lieu of paying a cash distribution.

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners on our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Crestwood Midstream limited partner interests	$(5.2)	$(6.1)	$(14.7)	$(7.3)
Crestwood Niobrara preferred interests	3.7	—	6.8	—
Crestwood Midstream Class A preferred units	1.1	—	1.1	—
Net loss attributable to non-controlling partners	$(0.4)	$(6.1)	$(6.8)	$(7.3)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Partners’ Capital Transactions

Equity Distribution Agreement

On July 10, 2014, Crestwood Midstream entered into an equity distribution agreement with Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (each, a Manager), under which it may offer and sell from time to time through one or more of the Managers, its common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program will be issued under a registration statement that became effective on May 27, 2014. Crestwood Midstream will pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under its ATM program. Crestwood Midstream has not issued any common units under this equity distribution program. Additional information on the Crestwood Midstream ATM equity distribution program is available in the Crestwood Midstream Form 8-K filed with the SEC on July 10, 2014.

Other

On January 8, 2013, Legacy Crestwood acquired Crestwood Holdings’ 65% membership interest in Crestwood Marcellus Midstream LLC (CMM) for approximately $258.0 million, of which approximately $129.0 million was funded through the issuance of 6,190,469 Class D units and the issuance of 133,060 general partner units to the Legacy Crestwood general partner. We reflected the issuances of the Class D and general partner units as distributions for additional interest in CMM in our consolidated statements of cash flows for the six months ended June 30, 2013.

In August 2012, Legacy Inergy contributed its retail propane operations to Suburban Propane Partners, L.P. (SPH).  In connection with this contribution, Legacy Inergy retained 142,004 SPH units which we mark to market each quarter.  The change in fair value is reflected in the consolidated statements of partners’ capital and the consolidated statements of comprehensive income.

Note 11 - Long-Term Incentive Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) (formerly the Inergy Long Term Incentive Plan) and the Crestwood Midstream Partners LP Long Term Incentive Plan (Crestwood Midstream LTIP) (formerly the Inergy Midstream, L.P. Long Term Incentive Plan) in order to align the economic interests of key employees and directors with those of CEQP and Crestwood Midstream's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist solely of grants of restricted common units (which represent limited partner interests of CEQP and Crestwood Midstream) which vest based upon continued service.

On January 17, 2014, we issued restricted unit awards, which were approved by the CEQP and Crestwood Midstream Boards' compensation committees, to certain key employees. The awards consisted of an annual award based on a percentage of each recipient's annual salary, and a one-time bridge award designed to provide an additional base award to certain key employees with no remaining unvested awards given that their previously accumulated equity ownership in Legacy Inergy and Legacy Crestwood vested as a result of the change of control with the Crestwood Merger. Both of these awards vest upon continued service.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood LTIP

The following table summarizes information regarding restricted unit activity during the six months ended June 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	493,543	$13.96
Vested - restricted units	(440,684)	$13.96
Granted - restricted units	1,323,862	$13.31
Forfeited	(66,563)	$13.28
Unvested - June 30, 2014	1,310,158	$13.33

As of June 30, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $12.2 million and $1.6 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  As of June 30, 2014, the restricted units issued under the Legacy Inergy long-term incentive plan were fully vested and as such, there was no unamortized compensation expense related to those units at June 30, 2014. We recognized compensation expense of approximately $2.9 million and $5.4 million (including $1.9 million and $3.6 million that was allocated to Crestwood Midstream) under the Crestwood LTIP during the three and six months ended June 30, 2014, and $0.5 million (including $0.2 million that was allocated to Crestwood Midstream) under the Legacy Inergy long-term incentive plan during the three and six months ended June 30, 2013, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted units with a grant date fair value of approximately $0.4 million and $17.6 million during the three and six months ended June 30, 2014. As of June 30, 2014, we had 8,299,240 units available for issuance under the Crestwood LTIP.

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three and six months ended June 30, 2014 we withheld 109,104 and 156,904 common units to satisfy employee tax withholding obligations.

Crestwood Midstream LTIP

The following table summarizes information regarding restricted unit activity during the six months ended June 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(190,818)	$22.29
Granted - restricted units	792,034	$23.39
Forfeited	(41,523)	$23.58
Unvested - June 30, 2014	810,250	$23.25

As of June 30, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $13.3 million and $1.8 million related to restricted units issued under the Crestwood Midstream LTIP, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of the general partner of CEQP, which vest over one year.  As of June 30, 2014, the restricted units issued under the Legacy Inergy Midstream long-term incentive plan were fully vested and as such, there was no unamortized compensation expense related to those units at June 30, 2014. Crestwood Midstream recognized compensation expense of approximately $3.3 million and $6.2 million during the three and six months ended June 30, 2014 and $0.9 million and $1.5 million during the three and six months ended June 30, 2013, which is included in general and

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

administrative expenses on our consolidated statements of operations. The compensation expense recognized during the three and six months ended June 30, 2013 was primarily related to the Legacy Crestwood long-term incentive plan. We granted restricted units with a grant date fair value of approximately $0.8 million and $18.5 million during the three and six months ended June 30, 2014.  As of June 30, 2014, we had 6,460,338 units available for issuance under the Crestwood Midstream LTIP.

Under the Crestwood Midstream LTIP, participants who have been granted restricted units may elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood Midstream LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When such common units are withheld, Crestwood Midstream is required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended June 30, 2014 and 2013, Crestwood Midstream withheld 61,076 and 900 common units and during the six months ended June 30, 2014 and 2013, Crestwood Midstream withheld 68,532 and 2,429 common units to satisfy employee tax withholding obligations.

Note 12 – Commitments and Contingencies

Legal Proceedings
Class Action Lawsuits. Five putative class action lawsuits challenging the Crestwood Merger were filed, four in federal court in the United States District Court for the Southern District of Texas: (i) Abraham Knoll v. Robert G. Phillips, et al. (Case No. 4:13-cv-01528, filed May 23, 2013); (ii) Greg Podell v. Crestwood Midstream Partners, LP, et al. (Case No. 4:13-cv-01599, filed May 30, 2013); (iii) Johnny Cooper v. Crestwood Midstream Partners LP, et al. (Case No. 4:13-cv-01660, filed June 7, 2013), subsequently replaced as named plaintiff in this action by Linda Giaimo; and (iv) Steven Elliot LLC v. Robert G. Phillips, et al. (Case No. 4:13-cv-01763, filed June 17, 2013), and one in Delaware Chancery Court, Hawley v. Crestwood Midstream Partners LP, et al. (Case No. 8689-VCL, filed June 27, 2013).  All of the cases named Legacy Crestwood (since merged into the Company), Crestwood Gas Services GP LLC, Crestwood Holdings LLC, the current and former directors of Crestwood Gas Services GP LLC, the Company, Inergy Midstream, Crestwood Midstream GP LLC (formerly NRGM GP, LLC), and Intrepid Merger Sub, LLC as defendants.  All of the suits were brought by purported holders of common units of Legacy Crestwood, both individually and on behalf of a putative class consisting of holders of common units of Legacy Crestwood.  The lawsuits generally allege, among other things, that the directors of Crestwood Gas Services GP LLC breached their fiduciary duties to holders of common units of Legacy Crestwood by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process.  The lawsuits further allege that the Company, Inergy Midstream, Crestwood Midstream GP LLC, and Intrepid Merger Sub, LLC aided and abetted the Legacy Crestwood directors in the alleged breach of their fiduciary duties.  The lawsuits sought, in general, (i) injunctive relief enjoining the merger, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs' costs, including reasonable attorneys' and experts' fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further equitable relief as the court deems just and proper.  The four federal actions also asserted claims of inadequate disclosure under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the Elliot case also named Citigroup Global Markets Inc. as an alleged aider and abettor.  The plaintiff in the Hawley action in Delaware filed a motion for expedited proceedings but subsequently withdrew that motion and then filed a stipulation voluntarily dismissing the action without prejudice, which has been granted by the Court), such that the Hawley action has now been dismissed. The plaintiff in the Elliot action filed a motion for expedited discovery, which was denied by the Court.  The plaintiffs in the Knoll, Podell, Cooper, and Elliot actions filed an unopposed motion to consolidate these four cases, which the Court granted and captioned the consolidated matter as In re Crestwood Midstream Partners Unitholder Litigation, Lead Case No. 4:13-cv-01528 (the Consolidated Action). The plaintiffs entered into a Memorandum of Understanding (MOU) on September 24, 2013 to settle the Consolidated Action whereby the defendants denied liability. A final settlement was approved by the Court on May 16, 2014, and the settlement did not have a material impact to our consolidated financial statements.

Declaratory Action. In January 2014, the entity from whom we lease our Tres Palacios caverns, Underground Services Markham, LLC (USM), filed a petition in the 269th Judicial District Court, Harris County, Texas (Case No. 2014-00823) requesting declaratory judgment on several issues, including whether or not Tres Palacios Gas Storage LLC (TPGS) has breached its lease obligations by filing an application with the FERC (Docket No. CP14-27-000) to reduce the certificated working gas storage capacity of our Tres Palacios natural gas storage facility. We filed our response to USM’s petition on January 31, 2014, and requested that the court dismiss the petition based on several grounds.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On March 4, 2014, USM and TPGS filed a joint motion for abatement with the District Court requesting an abatement until the FERC renders a decision in TPGS’s abandonment proceeding. The District Court granted the parties’ motion on March 13, 2014 and requested quarterly status reports on the FERC proceeding.

On April 15, 2014, TPGS filed with the FERC the results of a binding open season soliciting bids that closed on April 4, 2014, during which TPGS solicited offers for up to 22.9 Bcf of firm storage capacity at Tres Palacios. We advised the FERC that the open season did not result in any economically acceptable bids.

On June 30, 2014, USM and TPGS submitted a quarterly report advising the Harris County court that the FERC had not yet acted on the abandonment application but may at any time. We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce Tres Palacios' certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments to USM under our lease.

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014. The Canadian Attorney General was granted an extension of time to respond and will make their oral argument opposing the motion at the end of August 2014. We do not anticipate a ruling from the Judge on Petitioners' motion to authorize the class action until the fourth quarter of 2014. We believe the claims against us are without merit and will vigorously defend ourselves.  Moreover, to the extent this action proceeds, we believe we have meritorious defenses to the claims.  Because this litigation is in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We believe this claim is an insurable event under our insurance policy and we have notified our insurance company of the claim.

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2014 and December 31, 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. Our accruals and potential exposures related to our environmental matters were immaterial at June 30, 2014 and December 31, 2013.

On July 4, 2014, we experienced a release of approximately 25,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the release promptly. We placed the impacted segment of the water line back into service on July 20, 2014. We will continue our long-term remediation efforts to ensure the impacted lands are restored to their prior state, and we will potentially be subject to substantial fines and penalties. We believe that the release is an insurable event under our policies, and we have notified our carriers of the event. Because this matter is in the early stages of remediation, we are unable to estimate a reasonably possible loss or range of loss.

Contingent Consideration - Antero

In connection with the acquisition of Antero Resources (Antero), Legacy Crestwood agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believe their production levels will exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $40.0 million and $31.4 million as of June 30, 2014 and December 31, 2013, which we anticipate paying in the first quarter of 2015.

Note 13 – Related Party Transactions

The following table shows revenues, costs of goods sold and general and administrative expenses from our affiliates for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014(a)	2013	2014(a)	2013
Gathering and processing revenues	$0.7	$24.6	$1.6	$50.2
Gathering and processing costs of goods sold	$9.8	$7.8	$20.8	$14.6
General and administrative expenses	$4.5	$5.3	$8.3	$10.6

(a)
Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows accounts payable from our affiliates as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Accounts payable	$4.9	$3.6

We had no accounts receivables from affiliates at June 30, 2014 and December 31, 2013. For additional information regarding our related party transactions, see our 2013 Annual Report on Form 10-K as filed with the SEC.

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

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(4.8)	$(4.5)	$8.4	$(0.6)
Add:
Interest and debt expense, net	32.6	12.0	64.3	23.4
Provision for income taxes	0.2	0.3	1.0	0.7
Depreciation, amortization and accretion	71.2	28.0	137.5	50.4
EBITDA	$99.2	$35.8	$211.2	$73.9

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the reportable segment data for the three and six months ended June 30, 2014 and 2013 (in millions). The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the NGL and crude services segment.

	Three Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$83.4	$47.8	$795.1	$—	$926.3
Cost of product/services sold	17.6	7.2	722.8	—	747.6
Operations and maintenance expense	14.7	6.3	27.7	—	48.7
General and administrative expense	—	—	—	24.1	24.1
Gain on long-lived assets	0.5	0.6	0.1	—	1.2
Loss on contingent consideration	(6.5)	—	—	—	(6.5)
Loss from unconsolidated affiliates, net	(0.6)	—	(0.9)	—	(1.5)
Other income	—	—	—	0.1	0.1
EBITDA	$44.5	$34.9	$43.8	$(24.0)	$99.2
Goodwill	$356.8	$726.3	$1,457.5	$—	$2,540.6
Total assets	$2,641.5	$2,140.5	$3,618.8	$190.2	$8,591.0
Cash expenditures for property, plant and equipment	$79.4	$1.2	$16.2	$2.7	$99.5

	Three Months Ended June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$71.1	$6.3	$41.5	$—	$118.9
Cost of product/services sold	14.0	0.6	37.4	—	52.0
Operations and maintenance expense	12.6	0.9	1.8	—	15.3
General and administrative expense	—	—	—	15.8	15.8
EBITDA	$44.5	$4.8	$2.3	$(15.8)	$35.8
Goodwill	$352.2	$848.2	$1,251.9	$—	$2,452.3
Total assets	$2,333.0	$2,672.1	$2,492.0	$68.6	$7,565.7
Cash expenditures for property, plant and equipment	$56.0	$2.6	$1.2	$—	$59.8

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$162.9	$98.8	$1,636.2	$—	$1,897.9
Costs of product/services sold	36.3	14.0	1,483.3	—	1,533.6
Operations and maintenance expense	28.1	12.5	52.2	—	92.8
General and administrative expense	—	—	—	52.0	52.0
Gain on long-lived assets	1.0	0.6	0.1	—	1.7
Loss on contingent consideration	(8.6)	—	—	—	(8.6)
Loss from unconsolidated affiliates, net	(0.3)	—	(1.3)	—	(1.6)
Other income	—	—	—	0.2	0.2
EBITDA	$90.6	$72.9	$99.5	$(51.8)	$211.2
Goodwill	$356.8	$726.3	$1,457.5	$—	$2,540.6
Total assets	$2,641.5	$2,140.5	$3,618.8	$190.2	$8,591.0
Cash expenditures for property, plant and equipment	$121.1	$2.8	$42.1	$6.3	$172.3

	Six Months Ended June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$143.5	$6.3	$41.5	$—	$191.3
Costs of product/services sold	27.5	0.6	37.4	—	65.5
Operations and maintenance expense	25.6	0.9	1.8	—	28.3
General and administrative expense	—	—	—	23.6	23.6
EBITDA	$90.4	$4.8	$2.3	$(23.6)	$73.9
Goodwill	$352.2	$848.2	$1,251.9	$—	$2,452.3
Total assets	$2,333.0	$2,672.1	$2,492.0	$68.6	$7,565.7
Cash expenditures for property, plant and equipment	$79.9	$2.6	$1.2	$0.4	$84.1

Major Customers

One customer, Tesoro Refining & Marketing Company (Tesoro), accounted for 16% of our total consolidated revenues for the three months ended June 30, 2014. Tesoro also accounted for 13% of our total consolidated revenues for the six months ended June 30, 2014. Tesoro's revenues are reflected in the NGL and crude services segment. Two customers, Quicksilver and Antero Resources Appalachian Corporation (Antero), accounted for approximately 20% and 13% of our total consolidated revenues for the three months ended June 30, 2013, and 26% and 15% of our total consolidated revenues for the six months ended June 30, 2013. Quicksilver's and Antero's revenues are reflected in the gathering and processing segment.

Two customers, Halcon Resources Corp. (Halcon) (14%) and QEP Energy Company (QEP) (11%), accounted for 10% or more of our consolidated accounts receivable at June 30, 2014. These customers' accounts receivable are reflected in the NGL and crude services segment. No customer accounted for 10% or more of our consolidated accounts receivable at December 31, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15 – Condensed Consolidating Financial Information

CEQP is a holding company and owns no operating assets and have no significant operations independent of our subsidiaries. Obligations under the CEQP Senior Notes and the CEQP Credit Facility are jointly and severally guaranteed by our wholly owned domestic subsidiaries. Legacy Crestwood GP and Crestwood Midstream and its wholly owned subsidiaries (Non-Guarantor Subsidiaries) do not guarantee our obligations under CEQP Senior notes or CEQP Credit Facility. CEQP Finance Corp., the co-issuer of the CEQP Senior Notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our senior notes.

As discussed in Note 2, the accounting for the reverse acquisition of Legacy Inergy results in Legacy Inergy's historical operations being acquired on June 19, 2013. The CEQP Senior Notes are thus not included in the financial statements prior to June 19, 2013.

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013, and for the three-month and six-month periods ended June 30, 2014 and 2013. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.3	$0.6	$17.3	$—	$18.2
Accounts receivable	—	105.9	290.4	(16.9)	379.4
Inventories	—	51.2	7.6	—	58.8
Other current assets	—	23.5	13.9	—	37.4
Total current assets	0.3	181.2	329.2	(16.9)	493.8

Property, plant and equipment, net	1.3	396.3	3,615.2	—	4,012.8
Goodwill and intangible assets, net	—	721.7	3,132.9	—	3,854.6
Investment in consolidated affiliates	6,071.8	—	—	(6,071.8)	—
Other assets	—	10.2	219.6	—	229.8
Total assets	$6,073.4	$1,309.4	$7,296.9	$(6,088.7)	$8,591.0

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$75.5	$245.8	$(16.9)	$304.4
Other current liabilities	7.0	33.4	193.6	—	234.0
Total current liabilities	7.0	108.9	439.4	(16.9)	538.4

Long-term liabilities:
Long-term debt, less current portion	413.7	—	1,846.3	—	2,260.0
Other long-term liabilities	15.6	110.5	29.4	—	155.5
Total long-term liabilities	429.3	110.5	1,875.7	—	2,415.5

Partners' capital	784.8	1,090.0	129.5	(1,219.5)	784.8
Interest of non-controlling partners in subsidiaries	4,852.3	—	4,852.3	(4,852.3)	4,852.3
Total partners' capital	5,637.1	1,090.0	4,981.8	(6,071.8)	5,637.1
Total liabilities and partners' capital	$6,073.4	$1,309.4	$7,296.9	$(6,088.7)	$8,591.0

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$2.4	$2.7	$—	$5.2
Accounts receivable	—	207.5	205.1	—	412.6
Inventories	—	66.6	7.0	—	73.6
Other current assets	—	25.8	10.2	(5.4)	30.6
Total current assets	0.1	302.3	225.0	(5.4)	522.0

Property, plant and equipment, net	—	400.9	3,504.4	—	3,905.3
Goodwill and intangible assets, net	—	742.4	3,170.2	—	3,912.6
Investment in consolidated affiliates	5,927.1	—	—	(5,927.1)	—
Other assets	—	10.2	173.1	—	183.3
Total assets	$5,927.2	$1,455.8	$7,072.7	$(5,932.5)	$8,523.2

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$218.3	$160.7	$—	$379.0
Other current liabilities	4.2	61.6	156.7	(5.4)	217.1
Total current liabilities	4.2	279.9	317.4	(5.4)	596.1

Long-term liabilities:
Long-term debt, less current portion	393.0	—	1,867.9	—	2,260.9
Other long-term liabilities	21.4	109.9	26.3	—	157.6
Total long-term liabilities	414.4	109.9	1,894.2	—	2,418.5

Partners' capital	831.6	1,066.0	184.1	(1,250.1)	831.6
Interest of non-controlling partners in subsidiaries	4,677.0	—	4,677.0	(4,677.0)	4,677.0
Total partners' capital	5,508.6	1,066.0	4,861.1	(5,927.1)	5,508.6
Total liabilities and partners' capital	$5,927.2	$1,455.8	$7,072.7	$(5,932.5)	$8,523.2

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$82.7	$—	$82.7
Storage and transportation	—	2.4	45.4	—	47.8
NGL and crude services	—	251.6	543.5	—	795.1
Related party	—	—	4.1	(3.4)	0.7
	—	254.0	675.7	(3.4)	926.3

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	7.8	—	7.8
Storage and transportation	—	3.4	3.8	—	7.2
NGL and crude services	—	225.1	497.7	—	722.8
Related party	—	3.4	9.8	(3.4)	9.8
	—	231.9	519.1	(3.4)	747.6

Expenses:
Operations and maintenance	—	16.0	32.7	—	48.7
General and administrative	—	2.8	21.3	—	24.1
Depreciation, amortization and accretion	—	11.5	59.7	—	71.2
Other	—	(0.1)	5.4	—	5.3
Operating income (loss)	—	(8.1)	37.5	—	29.4

Other income (expense):
Interest and debt expense, net	(3.6)	—	(29.0)	—	(32.6)
Other	—	0.1	(1.5)	—	(1.4)
Equity in net income of subsidiary	(1.1)	—	—	1.1	—
Income (loss) before income taxes	(4.7)	(8.0)	7.0	1.1	(4.6)
Provision for income taxes	0.1	—	0.1	—	0.2
Net income (loss)	(4.8)	(8.0)	6.9	1.1	(4.8)
Net loss attributable to non-controlling partners in subsidiaries	—	—	0.4	—	0.4
Net income (loss) attributable to partners	$(4.8)	$(8.0)	$7.3	$1.1	$(4.4)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$46.5	$—	$46.5
Storage and transportation	—	1.1	5.6	(0.4)	6.3
NGL and crude services	—	41.5	—	—	41.5
Related party	—	—	24.6	—	24.6
	—	42.6	76.7	(0.4)	118.9

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	6.2	—	6.2
Storage and transportation	—	0.6	0.4	(0.4)	0.6
NGL and crude services	—	37.2	0.2	—	37.4
Related party	—	—	7.8	—	7.8
	—	37.8	14.6	(0.4)	52.0

Expenses:
Operations and maintenance	—	1.9	13.4	—	15.3
General and administrative	—	0.6	15.2	—	15.8
Depreciation, amortization and accretion	—	2.1	25.9	—	28.0
Operating income (loss)	—	0.2	7.6	—	7.8

Other income (expense):
Interest and debt expense, net	0.5	—	(12.5)	—	(12.0)
Equity in net income of subsidiary	(5.0)	—	—	5.0	—
Income (loss) before income taxes	(4.5)	0.2	(4.9)	5.0	(4.2)
Provision for income taxes	—	—	0.3	—	0.3
Net income (loss)	(4.5)	0.2	(5.2)	5.0	(4.5)
Net loss attributable to non-controlling partners in subsidiary	—	—	6.1	—	6.1
Net income (loss) attributable to partners	$(4.5)	$0.2	$0.9	$5.0	$1.6

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$161.3	$—	$161.3
Storage and transportation	—	9.1	89.7	—	98.8
NGL and crude services	—	682.8	953.4	—	1,636.2
Related party	—	—	8.3	(6.7)	1.6
	—	691.9	1,212.7	(6.7)	1,897.9

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	15.5	—	15.5
Storage and transportation	—	7.0	7.0	—	14.0
NGL and crude services	—	609.4	873.9	—	1,483.3
Related party	—	6.7	20.8	(6.7)	20.8
	—	623.1	917.2	(6.7)	1,533.6

Expenses:
Operations and maintenance	—	32.1	60.7	—	92.8
General and administrative	—	6.6	45.4	—	52.0
Depreciation, amortization and accretion	—	22.2	115.3	—	137.5
Other	—	(0.1)	7.0	—	6.9
Operating income	—	8.0	67.1	—	75.1

Other income (expense):
Interest and debt expense, net	(7.2)	—	(57.1)	—	(64.3)
Other	—	0.2	(1.6)	—	(1.4)
Equity in net income of subsidiary	15.7	—	—	(15.7)	—
Income (loss) before income taxes	8.5	8.2	8.4	(15.7)	9.4
Provision for income taxes	0.1	0.1	0.8	—	1.0
Net income (loss)	8.4	8.1	7.6	(15.7)	8.4
Net loss attributable to non-controlling partners in subsidiaries	—	—	6.8	—	6.8
Net income (loss) attributable to partners	$8.4	$8.1	$14.4	$(15.7)	$15.2

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$93.3	$—	$93.3
Storage and transportation	—	1.1	5.6	(0.4)	6.3
NGL and crude services	—	41.5	—	—	41.5
Related party	—	—	50.2	—	50.2
	—	42.6	149.1	(0.4)	191.3

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	12.9	—	12.9
Storage and transportation	—	0.6	0.4	(0.4)	0.6
NGL and crude services	—	37.2	0.2	—	37.4
Related party	—	—	14.6	—	14.6
	—	37.8	28.1	(0.4)	65.5

Expenses:
Operations and maintenance	—	1.9	26.4	—	28.3
General and administrative	—	0.6	23.0	—	23.6
Depreciation, amortization and accretion	—	2.1	48.3	—	50.4
Operating income (loss)	—	0.2	23.3	—	23.5

Other income (expense):
Interest and debt expense, net	0.5	—	(23.9)	—	(23.4)
Equity in net income of subsidiary	(1.1)	—	—	1.1	—
Income (loss) before income taxes	(0.6)	0.2	(0.6)	1.1	0.1
Provision for income taxes	—	—	0.7	—	0.7
Net income (loss)	(0.6)	0.2	(1.3)	1.1	(0.6)
Net loss attributable to non-controlling partners in subsidiary	—	—	7.3	—	7.3
Net income (loss) attributable to partners	$(0.6)	$0.2	$6.0	$1.1	$6.7

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(4.8)	$(8.0)	$6.9	$1.1	$(4.8)
Change in Suburban Propane Partners LP units	0.7	—	—	—	0.7
Comprehensive income (loss)	$(4.1)	$(8.0)	$6.9	$1.1	$(4.1)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(4.5)	$0.2	$(5.2)	$5.0	$(4.5)
Change in Suburban Propane Partners LP units	(0.2)	—	—	—	(0.2)
Comprehensive income (loss)	$(4.7)	$0.2	$(5.2)	$5.0	$(4.7)

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$8.4	$8.1	$7.6	$(15.7)	$8.4
Change in Suburban Propane Partners LP units	(0.1)	—	—	—	(0.1)
Comprehensive income (loss)	$8.3	$8.1	$7.6	$(15.7)	$8.3

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(0.6)	$0.2	$(1.3)	$1.1	$(0.6)
Change in Suburban Propane Partners LP units	(0.2)	—	—	—	(0.2)
Comprehensive income (loss)	$(0.8)	$0.2	$(1.3)	$1.1	$(0.8)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$16.1	$95.4	$—	$111.5

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(19.5)	—	(19.5)
Purchases of property, plant and equipment	—	(7.6)	(164.7)	—	(172.3)
Investment in unconsolidated affiliates, net	—	—	(48.6)	—	(48.6)
Distributions received and other	72.2	20.9	—	(93.1)	—
Net cash provided by (used in) investing activities	72.2	13.3	(232.8)	(93.1)	(240.4)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	383.7	860.6	—	1,244.3
Principal payments on long-term debt	—	(361.2)	(863.2)	—	(1,224.4)
Payments on capital leases	—	—	(1.9)	—	(1.9)
Distributions paid to partners	(72.2)	(51.3)	(20.9)	93.1	(51.3)
Distributions paid to non-controlling partners	—	—	(148.3)	—	(148.3)
Proceeds from issuance of preferred equity	—	—	33.6	—	33.6
Net proceeds from the issuance of Class A preferred units	—	—	293.7	—	293.7
Other	0.2	(2.4)	(1.6)	—	(3.8)
Net cash provided by (used in) financing activities	(72.0)	(31.2)	152.0	93.1	141.9

Net increase in cash	0.2	(1.8)	14.6	—	13.0
Cash at beginning of period	0.1	2.4	2.7	—	5.2
Cash at end of period	$0.3	$0.6	$17.3	$—	$18.2

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$(9.5)	$66.9	$—	$57.4

Cash flows from investing activities
Acquisitions, net of cash acquired	0.1	5.0	1.0	—	6.1
Purchases of property, plant and equipment	—	(0.5)	(83.6)	—	(84.1)
Net cash provided by (used in) investing activities	0.1	4.5	(82.6)	—	(78.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	41.8	326.7	—	368.5
Principal payments on long-term debt	—	(21.5)	(238.5)	—	(260.0)
Distributions paid to partners	—	(11.8)	(9.3)	—	(21.1)
Distributions paid to non-controlling partners	—	—	(177.4)	—	(177.4)
Net proceeds from the issuance of common units	—	—	118.5	—	118.5
Other	—	(2.2)	(3.1)	—	(5.3)
Net cash provided by financing activities	—	6.3	16.9	—	23.2

Net increase in cash	0.1	1.3	1.2	—	2.6
Cash at beginning of period	—	—	0.1	—	0.1
Cash at end of period	$0.1	$1.3	$1.3	$—	$2.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will complete certain projects, and achieve certain capacity or throughput amounts, by specified target dates; (ii) our assessment of certain developing and emerging shale and tight gas plays, including our estimates of producer activity within certain of these areas; and (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Our Company
We manage, own and operate crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. We conduct gathering, processing, storage, transportation and marketing operations in the most prolific shale plays across the United States.

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

•
Marcellus Shale. In the rich gas southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering systems that have increased total gathering capacity to 706 MMcf/d as of June 30, 2014. During the second quarter of 2014, we completed and placed into service a 120 MMcf/d compressor station in Antero's western development area. Additional expansion projects on our Marcellus systems are expected to increase total gathering capacity to approximately 875 MMcf/d and gathering volumes to 750 MMcf/d at year-end 2014.    At June 30, 2104, we estimate that Antero had 23 drilled but uncompleted wells on pads connected to our gathering system, and we estimate that Antero continues to operate approximately 15 drilling rigs in the southwestern Marcellus Shale.

•
Powder River Basin (PRB) Niobrara. Expansion of the Jackalope gas gathering system and construction of the 120 MMcf/d Bucking Horse gas processing plant remains on schedule to be completed in the fourth quarter of 2014. During the three and six month ended June 30, 2014, gathering volumes on the Jackalope gas gathering system were 44 MMcf/d and 49 MMcf/d and were constrained due to third party processing limitations. Chesapeake continues to operate three drilling rigs on the 311,000 acre dedication and has approximately 36 drilled but uncompleted wells available to be connected to the system when the Bucking Horse gas processing plant is placed in service. Under Jackalope’s cost of service gathering agreement, gathering fees have increased in 2014, taking into account the significant capital being invested in the midstream infrastructure. In addition, there has been a considerable increase in rig activity and drilling permits in recent months targeting multiple producing formations such as the Niobrara, Frontier/Turner, Sussex/Shannon and Parkman/Teapot. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Permian Delaware Basin. On April 1, 2014, we announced a Phase 2 expansion of our Willow Lake project to include a 20 MMcf/d cryogenic processing facility and expand our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Legend Production Holdings, LLC (Legend) in Eddy County, New Mexico. Construction of the Willow Lake plant remains on schedule for completion in third quarter of 2014 at a cost of approximately $25 million to $30 million. We are also actively working with area producers, particularly those targeting the Bone Spring, Avalon and Wolfcamp formations, for a potential Phase 3 expansion and relocation to our proposed Delaware Ranch Plant site of our West Johnson County processing plant (located in the Barnett Shale region) which has a capacity of approximately 120 MMcf/d. These projects support emerging production from one of the most active drilling areas within the region.

•
Barnett Shale. Our Barnett Shale dry and rich gas gathering systems had a 13% increase in average volumes during the second quarter of 2014. Our primary customer in the Barnett, Quicksilver, resumed drilling activity in the Alliance and Lake Arlington dry gas areas and connected 18 wells to our gathering systems during the first half of 2014. As a result, gathering volumes on the Barnett Shale systems have averaged approximately 439 MMcf/d during the second quarter of 2014, which is up from 387 MMcf/d during the first quarter of 2014.

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

•
Tres Palacios Storage Facility. We had 7 Bcf of firm storage capacity contracted under long-term agreements at June 30, 2014. Our Tres Palacios storage facility has certificated working gas storage capacity of 38.4 Bcf. On April 1, 2014, approximately 10 Bcf of firm storage capacity was not renewed under certain of our long-term contracts.

•
Northeast Storage and Transportation.  We continued to experience high demand for storage and transportation services during the first half of 2014 due to continued growth in Marcellus shale production, sustained colder weather throughout the region, increased volatility and widening of basis differential along our pipeline systems.  During the second quarter of 2014, total firm throughput from our storage and transportation services averaged approximately 1.6 Bcf/d, an increase of 14% from the first quarter of 2014, with peak deliveries reaching as high as 1.76 Bcf/d during the six month period ending June 30, 2014.

Following a successful open season during the first half of 2014, we executed long-term agreements to provide an additional 40,000 dekatherms per day (Dth/d) of firm transportation on our North/South facilities and MARC I Pipeline which began on April 1, 2014. We have executed precedent agreements to provide an additional 117,000 Dth/d of firm capacity on these systems which is expected to begin in the first quarter of 2015, and we are in active negotiations with customers to provide up to 125,000 Dth/d of additional firm service starting in the latter half of 2015.  The additional capacity would be completed through the modification and replacement of an existing compressor unit at the NS -1 station.

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

•
NGL Supply and Logistics Business. Our first quarter results were driven by the ability to capture incremental demand and margin opportunities by providing customers with critical NGL supply during the unusually cold, high-demand winter period experienced in late 2013 and into early 2014.  As these weather conditions subsided, the opportunities to capture incremental demand and margin opportunities declined during the second quarter of 2014, which is anticipated for this seasonal business.We continue to forecast growing NGL production volumes from the Marcellus/Utica plays and increased NGL export volumes from East Coast terminals over the next several years, and we are pursuing additional firm pipeline and export dock capacity and storage rights that will enable our NGL supply and logistics business to capitalize on these trends and offer greater marketing capabilities and flow assurances to our customers.

•
Arrow System (Bakken). Following the harsh winter that negatively impacted our first quarter of 2014, average crude, natural gas and produced water volumes gathered by our gathering systems have increased approximately 35% in the second quarter compared to the first quarter of 2014, and we anticipate that such volumes will continue to increase during the third quarter. In addition, we are adding 200,000 barrels of crude oil storage on the Arrow gathering system and contracting for firm pipeline transportation capacity on third party systems that directly connect our Arrow system and our COLT Hub. We expect to commence construction of the new storage tank in the third quarter of 2014 and to place it into service in 2015. In the second quarter of 2014, we also acquired 10,000 Bbls/d of firm transportation capacity on Tesoro High Plains Pipeline's (THPP) crude oil expansion project that connects our Arrow system and COLT Hub. THPP expects to place the expansion project in service in September 2014.

•
COLT Hub (Bakken). We substantially completed the COLT Hub expansion project (including expansion of rail loading capacity to 160,000 Bbls/d and adding 480,000 barrels of storage) in the first quarter of 2014 and have since experienced daily loading volumes in excess of the first quarter average volumes (as high as 154,000 Bbls/d) in the second quarter. New long-term agreements with BP Products North America, Inc. and Statoil Marketing & Trading in 2014, which were effective January 1, 2014, continue to further support the COLT expansion. We expect to complete the installation of new release and departure track at the COLT Hub in the third quarter of 2014, which will provide greater operational flexibility to our customers and the BNSF Railroad and consequently improve utilization rates. We have also ordered two crude oil unit trains, which we expect to receive during the first half of 2015.

•
Transportation Fleet (Bakken). In the second quarter of 2014, we acquired LT Enterprises' crude oil and produced water transportation fleet based in Watford City, North Dakota. This acquisition adds approximately 20,0000 Bbls/d of crude oil transportation capacity to our existing Bakken transportation fleet. As a result of the Red Rock and LT Enterprises acquisitions, we now own approximately 48,000 Bbls/d of crude oil and water transportation capacity in Watford City, North Dakota. We expect these fleet acquisitions to (i) further expand the menu of integrated takeaway solutions that we are able to offer to Bakken producers, (ii) provide greater crude marketing opportunities for us in the region, and (iii) provide opportunities to transport water volumes being produced by our Arrow customers until we are able to increase pipeline takeaway capacity on the Arrow system.

Regulatory Matters

We are experiencing greater regulatory challenges relative to our Bakken crude oil operations, particularly with respect to (i) increased regulation and enforcement efforts relating to the crude packaging classifications, which predominantly impacts our crude-by-rail operations at the COLT Hub and our crude oil sales at the Arrow central delivery point, and (ii) recent right-of-way regulations implemented by the MHA Nation that are designed to foster more environmentally-friendly oil and gas practices and to generate revenue from oil and gas activities performed on the Fort Berthold Reservation. We expect to manage these regulatory challenges accordingly and, in this regard, we are working closely with (i) regulatory authorities to ensure compliance with existing regulation and provide input on proposed initiatives, and (ii) the MHA Nation to craft right-of-way policies and exemptions that strike an appropriate balance between the industry and the MHA Nation. However, we cannot provide any assurances that new regulatory challenges facing Bakken producers and our company will not have an impact our results of operations in a material and adverse manner.

We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York.  This year’s harsh winter conditions significantly taxed the propane supply infrastructure in the Northeast, to the point where New York propane consumers alone incurred more than $100 million of incremental supply delivery costs that could have been avoided had our proposed storage facility been operational.  With domestic propane production and export volumes expected to increase in the near term, we anticipate that propane consumers in New York and the greater New England and Mid-Atlantic markets will continue to face significantly higher costs to obtain propane supplies until additional local storage can be installed to help balance out seasonal price dislocations.  Although it has become clear that political agendas are driving the Department of Environmental Conservations’s ongoing delay in permitting the Finger Lakes project, we remain optimistic that these political headwinds will subside later this year and we will place into service the Finger Lakes storage project next year.  We continue to work proactively with industry associations to educate federal, state and local agencies and officials on the market’s need for this critical energy infrastructure and otherwise generate public support for projects like our Finger Lakes project that support growing demand in the local and regional markets.  In this regard, during the second quarter (i) the FERC authorized an expansion of our Seneca Lake natural gas storage facility located at our US Salt complex, which we believe positively supports our permitting efforts, and (ii) the Schuyler County Legislature, which is the appropriations and policy-making body of the project's county, passed a resolution in support of the Finger Lakes NGL storage project on June 9, 2014.

On December 6, 2013, Tres Palacios Gas Storage LLC (TPGS) applied to the FERC for approval to abandon up to 22.9 Bcf of its 38.4 Bcf of working gas capacity that the FERC has previously certificated.  TPGS would retain 15.5 Bcf of working gas capacity.  The capacity proposed to be abandoned has been and continues to be unsubscribed due to depressed natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.  Reducing the certificated working gas capacity will enable TPGS to operate more efficiently by reducing fixed costs associated with annual lease payments to Underground Services Markham, LLC (USM), which subleases the underground caverns to TPGS.  USM and another entity to whom USM directs part of the lease payments, Riverway Storage Holdings, LLC, protested TPGS’s application to the FERC.  The matter remains pending at the FERC.  In January 2014, USM filed a petition in Texas state court alleging that TPGS breached its lease obligations by filing the application with FERC.  We also moved to dismiss the petition based on several grounds.  The state court proceeding has been abated until the FERC acts on TPGS’s application.  In April 2014, TPGS reported to FERC that it held an open season for all the capacity to be abandoned but did not receive an economically acceptable bid.  We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce the certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments to USM under our lease.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus net interest and debt expense, and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest, the impact of certain significant items, such as such as non-cash equity compensation expenses, gains and impairments of long-lived assets and goodwill, third party costs incurred related to potential and completed acquisitions, loss on contingent consideration, change in fair value of certain commodity derivative contracts, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

Our consolidated financial statements were originally the financial statements of Legacy Crestwood GP, prior to being acquired by us on June 19, 2013. Financial data presented for the June 30, 2013 periods reflect the operations of Legacy Crestwood GP for the entire period, and the operations of Legacy Inergy from June 19, 2013 to June 30, 2013. The following tables summarize our results of operations for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$926.3	$118.9	$1,897.9	$191.3
Costs of product/services sold	747.6	52.0	1,533.6	65.5
Operations and maintenance expense	48.7	15.3	92.8	28.3
General and administrative expense	24.1	15.8	52.0	23.6
Depreciation, amortization and accretion expense	71.2	28.0	137.5	50.4
Gain on long-lived assets	1.2	—	1.7	—
Loss on contingent consideration	(6.5)	—	(8.6)	—
Operating income	29.4	7.8	75.1	23.5
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Interest and debt expense, net	(32.6)	(12.0)	(64.3)	(23.4)
Other income	0.1	—	0.2	—
Provision for income taxes	(0.2)	(0.3)	(1.0)	(0.7)
Net income (loss)	(4.8)	(4.5)	8.4	(0.6)
Add:
Interest and debt expense, net	32.6	12.0	64.3	23.4
Provision for income taxes	0.2	0.3	1.0	0.7
Depreciation, amortization and accretion	71.2	28.0	137.5	50.4
EBITDA	$99.2	$35.8	$211.2	$73.9
Non-cash equity compensation expense	6.2	1.4	11.6	2.0
Gain on long-lived assets	(1.2)	—	(1.7)	—
Loss on contingent consideration	6.5	—	8.6	—
Loss from unconsolidated affiliates, net	1.5	—	1.6	—
Adjusted EBITDA from unconsolidated affiliates	0.4	—	2.1	—
Change in fair value of commodity inventory-related derivative contracts	2.9	1.6	(7.8)	1.6
Significant transaction related costs and other items	2.2	9.0	8.7	9.7
Adjusted EBITDA	$117.7	$47.8	$234.3	$87.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
EBITDA:
Net cash provided by operating activities	$39.2	$23.3	$111.5	$57.4
Net changes in operating assets and liabilities	41.1	1.9	53.1	(4.3)
Amortization of debt-related deferred costs, discounts and premiums	(2.0)	(1.1)	(3.9)	(2.1)
Interest and debt expense, net	32.6	12.0	64.3	23.4
Market adjustment on interest rate swap	0.6	0.9	1.2	0.9
Non-cash equity compensation expense	(6.2)	(1.4)	(11.6)	(2.0)
Gain on long-lived assets	1.2	—	1.7	—
Loss on contingent consideration	(6.5)	—	(8.6)	—
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Deferred income taxes	0.3	—	4.1	—
Provision for income taxes	0.2	0.3	1.0	0.7
Other non-cash income	0.2	(0.1)	—	(0.1)
EBITDA	$99.2	$35.8	$211.2	$73.9
Non-cash equity compensation expense	6.2	1.4	11.6	2.0
Gain on long-lived assets	(1.2)	—	(1.7)	—
Loss on contingent consideration	6.5	—	8.6	—
Loss from unconsolidated affiliates, net	1.5	—	1.6	—
Adjusted EBITDA from unconsolidated affiliates	0.4	—	2.1	—
Change in fair value of commodity inventory-related derivative contracts	2.9	1.6	(7.8)	1.6
Significant transaction related costs and other items	2.2	9.0	8.7	9.7
Adjusted EBITDA	$117.7	$47.8	$234.3	$87.2
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$83.4	$47.8	$795.1	$71.1	$6.3	$41.5
Costs of product/services sold	17.6	7.2	722.8	14.0	0.6	37.4
Operations and maintenance expense	14.7	6.3	27.7	12.6	0.9	1.8
Gain on long-lived assets	0.5	0.6	0.1	—	—	—
Loss on contingent consideration	(6.5)	—	—	—	—	—
Loss from unconsolidated affiliates	(0.6)	—	(0.9)	—	—	—
EBITDA	$44.5	$34.9	$43.8	$44.5	$4.8	$2.3

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$162.9	$98.8	$1,636.2	$143.5	$6.3	$41.5
Costs of product/services sold	36.3	14.0	1,483.3	27.5	0.6	37.4
Operations and maintenance expense	28.1	12.5	52.2	25.6	0.9	1.8
Gain on long-lived assets	1.0	0.6	0.1	—	—	—
Loss on contingent consideration	(8.6)	—	—	—	—	—
Loss from unconsolidated affiliates	(0.3)	—	(1.3)	—	—	—
EBITDA	$90.6	$72.9	$99.5	$90.4	$4.8	$2.3

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2014 compared to the same periods in 2013 for our gathering and processing segment and compared to the three months ended March 31, 2014 for our storage and transportation and NGL and crude services segments (see further discussion below).

Gathering and Processing:

EBITDA for our G&P segment was relatively flat for the three and six months ended June 30, 2014 compared to the same periods in 2013, although our G&P segment’s revenues increased by $12.3 million (or 17%) and $19.4 million (or 14%) for those same periods. The increases in our G&P revenues were primarily driven by increases in gathering and compression volumes during the three and six months ended June 30, 2014 compared to the same periods in 2013. We gathered approximately 1.2 Bcf/d and 1.1 Bcf/d of natural gas on our G&P systems during the three and six months ended June 30, 2014 compared to 1.0 Bcf/d during the same periods in 2013. Our compression volumes increased from 0.3 Bcf/d for both the three and six months ended June 30, 2013 to 0.5 Bcf/d during the same periods in 2014, which primarily related to several new compressor stations placed in service during 2013 and the first half of 2014 in the Marcellus Shale.
Partially offsetting the increases in our G&P segment’s revenues were higher costs of product/services sold during the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase was primarily due to higher volumes gathered on our New Mexico gathering systems under a gathering and processing agreement we entered into with Legend in April 2014. Operations and maintenance expense in our gathering and processing segment increased approximately $2.1 million and $2.5 million during the three and six months ended June 30, 2014 compared to the same period in 2013 primarily due to the expansion of our assets in the Marcellus Shale. In addition, during the three and six months ended June 30, 2014, we had a $6.5 million and $8.6 million loss on contingent consideration in connection with the acquisition of the Antero assets.
Storage and Transportation:

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

EBITDA for our storage and transportation segment decreased by approximately 8% during the three months ended June 30, 2014 compared to the three months ended March 31, 2014. During the three months ended June 30, 2014, we experienced a $2.3 million EBITDA loss on our Tres Palacios natural gas storage facility compared to $1.3 million of EBITDA during the three months ended March 31, 2014. This was primarily due to the expiration of several firm storage contracts during the second quarter of 2014 and continued lower demand for services due to low natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.

The Tres Palacios EBITDA loss was partially offset by higher performance by the other operations in the storage and transportation segment. During the three months ended June 30, 2014, we experienced increased revenues from usage fees on our firm storage and transportation contracts and increase revenues from interruptible services, resulting from increased producer activity and increased locational basis spreads in the Northeast. During the three months ended June 30, 2014, firm throughput on our storage and transportation services was 1.6 Bcf/d compared to 1.4 Bcf/d during the three months ended March 31, 2014.

Costs of product/services sold and operations and maintenance expenses for our storage and transportation segment were relatively flat during the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

NGL and Crude Services:

Our NGL and crude services segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our NGL and crude services segment for the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

EBITDA for our NGL and crude services segment decreased by approximately 21% during the three months ended June 30, 2014 compared to the three months ended March 31, 2014.  The decrease was driven by a $180 million decline in revenues primarily from our NGL supply and logistics business, which experienced higher operating revenues during the first quarter of 2014.  Our NGL supply and logistics operations' first quarter results were driven by their ability to capture incremental demand and margin opportunities by providing customers with critical NGL supply during the unusually cold, high-demand winter period experienced in late 2013 and into early 2014.  As these weather conditions subsided, the opportunities to capture incremental demand and margin opportunities declined during the second quarter of 2014, which is anticipated for this seasonal business.  These factors contributed to the decrease of $159 million in our cost of product/services sold during the second quarter of 2014 compared to first quarter of 2014.

This decrease was partially offset by a $127.3 million increase in the operating revenues from our Arrow system and COLT Hub, which experienced a 23% increase in the volumes transported on those systems during the second quarter of 2014 as compared to first quarter of 2014.  The increase in volumes was driven primarily by the expansion of these facilities and continued improvement in the performance of these assets after the harsh winter conditions experienced in late 2013 and early 2014.  The increase in revenues from these assets was also accompanied by a $118.2 million increase in the cost of product/services sold during the first quarter of 2014.

Other Results

Our consolidated EBITDA for the three and six months ended June 30, 2014 was $99.2 million and $211.2 million, an increase of $63.4 million and $137.3 million compared to the same periods in 2013. Our consolidated Adjusted EBITDA for the three and six months ended June 30, 2014 was $117.7 million and $234.3 million, an increase of $69.9 million and $147.1 million compared to the same periods in 2013. Below is a discussion of items impacting our EBITDA that are not included in our segment results described above.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate operations, which totaled $24.1 million and $52.0 million and for the three and six months ended June 30, 2014, an increase of $8.3 million and $28.4 million compared to the same periods in 2013. The increases in our general and administrative expenses was driven by the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition in 2013. Also contributing to the increase was primarily legal and other consulting expenses we recognized to evaluate certain transaction opportunities primarily related to the Arrow Acquisition, which were approximately $2.2 million and $8.7 million for the three and six months ended June 30, 2014. We also had increases in payroll and related benefit costs, which reflects the increased scope of our business operations, and an increase of $4.8 million and $9.6 million of expenses related to our equity compensation plans during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and six months ended June 30, 2014, our depreciation, amortization and accretion expense increased compared to the same period in 2013 primarily due to the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition during 2013.

Interest and Debt Expense - Interest and debt expense increased for the three and six months ended June 30, 2014 compared to the same period in 2013, primarily due to (i) higher outstanding balances on our long-term debt, net of repayments; (ii) the assumption of $1.1 billion of long-term debt due to the Crestwood Merger; and (iii) the issuance of $600 million of 6.125% Crestwood Midstream senior notes in November 2013.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Credit Facilities	$8.0	$4.3	$15.2	$8.7
Senior Notes	23.6	7.0	47.3	14.0
Capital lease interest	0.1	0.1	0.1	0.1
Other debt-related costs	2.2	0.7	4.4	0.7
Gross interest and debt expense	33.9	12.1	67.0	23.5
Less: capitalized interest	1.3	0.1	2.7	0.1
Interest and debt expense, net	$32.6	$12.0	$64.3	$23.4

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

CEQP Credit Facility. As of June 30, 2014 we had $57.8 million of available capacity under the CEQP Credit Facility considering our most restrictive debt covenants under that facility. Our NGL supply and logistics business has historically experienced increased working capital requirements during the third and fourth quarters as we purchase and build inventory for the winter demand season. We anticipate funding any such increased working capital requirements and service our outstanding indebtedness, fund growth capital expenditures, and make distributions to unitholders through a combination of cash generated by our operating subsidiaries, distributions received from Crestwood Midstream, and indebtedness for borrowed money (e.g., borrowings available under the CEQP Credit Facility and/or CEQP Senior Notes).

Crestwood Midstream utilizes a variety of sources to service its outstanding indebtedness, fund growth capital expenditures, and make distributions to its unitholders.  These sources include funds cash generated by its operating subsidiaries, borrowings under the Crestwood Midstream Revolver, funds from the issuance of Preferred Units and funds from the sale of its common units under the equity distribution agreement.

•
Crestwood Midstream Revolver. As of June 30, 2014, Crestwood Midstream had $366.7 million of available capacity under its credit facility considering its most restrictive debt covenants under that facility.

•
Preferred Units. On June 17, 2014, CMLP entered into definitive agreements with a group of investors under which it has agreed to sell and the investors have agreed to purchase up to $500 million of Preferred Units at a purchase price of $25.10 per unit prior to September 30, 2015. Concurrently with the closing, CMLP sold 11,952,191 Preferred Units to the investors in a privately-placed transaction that generated gross proceeds of approximately $300 million (or approximately $293.7 million of net proceeds after transaction fees and offering expenses). CMLP expects to use to the proceeds from the issuance of the Preferred Units to fund its expansion and development projects, to reduce borrowings under the Crestwood Midstream Revolver, and for other general partnership purposes. CMLP expects to issue an additional $200 million of Preferred Units to the Class A Purchasers prior to September 30, 2015. See Item 1, Financial Statements, Note 10 for a more detailed description of the Preferred Units.

•
Equity Distribution Agreement. On July 10, 2014, CMLP entered into an equity distribution agreement with several financial institutions under which it may offer and sell from time to time through one or more managers, its common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market equity distribution program will be issued under its ATM registration statement that became effective on May 27, 2014. CMLP will pay the managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under its ATM program, and net proceeds from equity sold under this program will be used to fund expansion and development projects, to finance acquisitions, to reduce borrowings under the Crestwood Midstream Revolver, and for other general partnership purposes. CMLP has not issued any common units under this equity distribution program. See Item 1, Financial Statements, Note 10 for more information on the ATM equity distribution program.

As of June 30, 2014, we were in compliance with all our debt covenants related to the CEQP Credit Facilities, Crestwood Midstream Revolver and our Senior Notes. See Item 1, Financial Statements, Note 9 for a more detailed description of these credit facilities. We believe our current liquidity sources and operating cash flows will be sufficient to fund our future operating and capital requirements.

The following table provides a summary of our cash flows by category (in millions):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$111.5	$57.4
Net cash used in investing activities	(240.4)	(78.0)
Net cash provided by financing activities	141.9	23.2

Operating Activities

During the six months ended June 30, 2014, we experienced an increase in our operating cash flow compared to the same period in 2013 primarily due to additional operating revenues of approximately $1,687.2 million related to the acquisition of Legacy Inergy and the Arrow Acquisition, which occurred in 2013. Partially offsetting these increases in operating revenues was higher operations and maintenance expenses, general and administrative expenses and costs of product/services sold of approximately $1,549.7 million, which also primarily related to the Crestwood Merger and the Arrow Acquisition in 2013. In addition, our interest costs increased by approximately $40.9 million due to higher outstanding balances on our credit facilities.

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

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the six months ended June 30, 2014 (in millions):

Growth capital	$145.5
Maintenance capital	11.9
Other(1)	14.9
Total	$172.3

(1)     Represents capital expenditures that are reimbursable by third parties.

During the six months ended June 30, 2014, we acquired substantially all of the operating assets of Red Rock and LT Enterprises for approximately $12.1 million and $9.0 million, respectively. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 4. We also made capital contributions of approximately $48.6 million to our unconsolidated affiliates to fund their capital projects. For a further discussion of investment in our unconsolidated affiliates, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2014 and 2013, included the following:

Equity Transactions

•	$30.2 million increase in distributions to partners during the six months ended June 30, 2014 compared to the same period in 2013;

•	$99.9 million increase in distributions to non-controlling partners during the six months ended June 30, 2014 compared to the same period in 2013:

•	$293.7 million net proceeds from the issuance of Creswood Midstream's Class A Preferred Units in June 2014;

•	$33.6 million proceeds from the issuance of preferred security units to GE during the six months ended June 30, 2014;

•	$118.5 million net proceeds from the issuance of Legacy Crestwood common units during the six months ended June 30, 2013; and

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in January 2013.

Debt Transactions

•	$88.6 million increase in net repayments of long-term debt during the six months ended June 30, 2014 compared to the same period in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2013 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2013 to June 30, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3A
Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.3A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.4
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.4A
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013 (incorporated by reference to Exhibit 3.4A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 7, 2014	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)