Form 10-Q
period 2014-09-30
Crestwood Equity Partners LP
filed 2014-11-07
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 3, 2014, the registrant had 186,424,580 Common Units outstanding.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2.2	$5.2
Accounts receivable	430.5	412.6
Inventory	104.7	73.6
Assets from price risk management activities	19.6	14.5
Prepaid expenses and other current assets	28.1	16.1
Total current assets	585.1	522.0

Property, plant and equipment (Note 3)	4,370.0	4,108.7
Less: accumulated depreciation and depletion	328.3	203.4
Property, plant and equipment, net	4,041.7	3,905.3

Intangible assets (Note 3)	1,477.6	1,466.4
Less: accumulated amortization	189.6	106.0
Intangible assets, net	1,288.0	1,360.4

Goodwill	2,540.6	2,552.2
Investment in unconsolidated affiliates (Note 5)	231.9	151.4
Other assets	29.4	31.9
Total assets	$8,716.7	$8,523.2

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$336.8	$379.0
Accrued expenses and other liabilities	197.5	177.1
Liabilities from price risk management activities	13.4	34.9
Current portion of long-term debt (Note 9)	10.5	5.1
Total current liabilities	558.2	596.1

Long-term debt, less current portion (Note 9)	2,357.2	2,260.9
Other long-term liabilities	141.9	140.4
Deferred income taxes	12.7	17.2
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Partners’ capital (186,404,184 and 185,274,279 limited partner units issued and outstanding at September 30, 2014 and December 31, 2013)	762.7	831.6
Total Crestwood Equity Partners LP partners’ capital	762.7	831.6
Interest of non-controlling partners in subsidiaries	4,884.0	4,677.0
Total partners’ capital	5,646.7	5,508.6
Total liabilities and partners’ capital	$8,716.7	$8,523.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Gathering and processing	$83.9	$47.0	$245.2	$140.3
Storage and transportation	46.6	48.8	145.4	55.1
NGL and crude services	904.9	307.3	2,541.1	348.8
Related party (Note 13)	0.8	24.1	2.4	74.3
	1,036.2	427.2	2,934.1	618.5
Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	7.3	5.3	22.8	18.2
Storage and transportation	7.4	7.1	21.4	7.7
NGL and crude services	817.3	270.0	2,300.6	307.4
Related party (Note 13)	11.3	7.6	32.1	22.2
	843.3	290.0	2,376.9	355.5
Expenses:
Operations and maintenance	55.9	37.2	148.7	65.5
General and administrative	21.4	29.1	73.4	52.7
Depreciation, amortization and accretion	71.7	55.4	209.2	105.8
	149.0	121.7	431.3	224.0
Other operating income (expense):
Goodwill impairment	—	(4.1)	—	(4.1)
Gain (loss) on long-lived assets, net	(0.9)	4.4	0.8	4.4
Loss on contingent consideration (Note 12)	—	—	(8.6)	—
Operating income	43.0	15.8	118.1	39.3
Earnings (loss) from unconsolidated affiliates, net	0.3	(0.4)	(1.3)	(0.4)
Interest and debt expense, net	(31.5)	(22.8)	(95.8)	(46.2)
Other income, net	0.2	—	0.4	—
Income (loss) before income taxes	12.0	(7.4)	21.4	(7.3)
Provision for income taxes	0.1	0.5	1.1	1.2
Net income (loss)	11.9	(7.9)	20.3	(8.5)
Net (income) loss attributable to non-controlling partners	(9.1)	(0.4)	(2.3)	6.9
Net income (loss) attributable to Crestwood Equity Partners LP	$2.8	$(8.3)	$18.0	$(1.6)

Subordinated unitholders' interest in net income	$—	$(0.2)	$0.4	$(0.1)
Common unitholders' interest in net income	$2.8	$(8.1)	$17.6	$(1.5)

Net income (loss) per limited partner unit:
Basic	$0.02	$(0.05)	$0.10	$(0.02)
Diluted	$0.02	$(0.05)	$0.10	$(0.02)

Weighted-average limited partners’ units outstanding (in thousands):
Basic	182,014	166,720	182,005	85,243
Dilutive units	4,388	4,388	4,388	4,388
Diluted	186,402	171,108	186,393	89,631

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$11.9	$(7.9)	$20.3	$(8.5)
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	(0.2)	0.2	(0.3)	—
Comprehensive income (loss)	$11.7	$(7.7)	$20.0	$(8.5)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$831.6	$4,677.0	$5,508.6
Issuance of preferred equity of subsidiary	—	53.9	53.9
Issuance of Crestwood Midstream Partners LP Class A preferred units	—	366.8	366.8
Change in invested capital from Legacy Inergy, net of debt (Note 4)	(10.5)	(4.8)	(15.3)
Unit-based compensation charges	3.0	13.4	16.4
Taxes paid for unit-based compensation vesting	(2.3)	(1.5)	(3.8)
Distributions to partners	(76.9)	(222.4)	(299.3)
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	(0.3)	—	(0.3)
Other	0.1	(0.7)	(0.6)
Net income	18.0	2.3	20.3
Balance at September 30, 2014	$762.7	$4,884.0	$5,646.7

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income (loss)	$20.3	$(8.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	209.2	105.8
Amortization of debt-related deferred costs, discounts and premiums	5.9	3.0
Market adjustment on interest rate swaps	(2.0)	(1.1)
Unit-based compensation charges	16.4	7.6
Goodwill impairment	—	4.1
Gain on long-lived assets	(0.8)	(4.4)
Loss on contingent consideration	8.6	—
Loss from unconsolidated affiliates, net	1.3	0.4
Deferred income taxes	(4.5)	(2.6)
Other	—	(1.2)
Changes in operating assets and liabilities, net of effects from acquisitions	(97.2)	11.0
Net cash provided by operating activities	157.2	114.1

Investing activities
Acquisitions, net of cash acquired (Note 4)	(19.5)	6.1
Purchases of property, plant and equipment	(270.7)	(198.6)
Investment in unconsolidated affiliates	(81.8)	(152.5)
Proceeds from the sale of assets	0.3	11.1
Net cash used in investing activities	(371.7)	(333.9)

Financing activities
Proceeds from the issuance of long-term debt	1,974.9	793.5
Principal payments on long-term debt	(1,876.0)	(728.7)
Payments on capital leases	(2.6)	(3.0)
Payments for debt-related deferred costs	(1.8)	(0.1)
Distributions to partners	(76.9)	(43.4)
Distributions paid to non-controlling partners	(222.4)	(110.0)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)
Net proceeds from issuance of Crestwood Midstream Partners LP common units	—	356.7
Net proceeds from issuance of preferred equity of subsidiary	53.9	96.1
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	366.8	—
Taxes paid for unit-based compensation vesting	(3.8)	(3.7)
Other	(0.6)	0.1
Net cash provided by financing activities	211.5	228.5

Net change in cash	(3.0)	8.7
Cash at beginning of period	5.2	0.1
Cash at end of period	$2.2	$8.8

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(8.0)	$25.4

See accompanying notes.

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

Our general partner, Crestwood Equity GP LLC, owns our non-economic general partnership interest. Our general partner is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve). As of September 30, 2014, First Reserve owns approximately 27% of our common units, 4,387,889 of our subordinated units, and approximately 11% of the Crestwood Midstream Partners LP (Crestwood Midstream) common units as of September 30, 2014.

We indirectly own Crestwood Midstream GP LLC, the general partner of Crestwood Midstream and, consequently, manage and control Crestwood Midstream. As of September 30, 2014, we also own approximately 4% of Crestwood Midstream’s limited partnership interests and 100% of its incentive distribution rights (IDRs), which entitle us to receive 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit.

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

•
Storage and Transportation: our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes our natural gas storage facilities (Stagecoach, Thomas Corners, Steuben, Seneca Lake and Tres Palacios) in New York, Pennslyvania and Texas, and our natural gas transmission facilities (the North-South Facilities, the MARC I Pipeline and the East Pipeline) in New York and Pennsylvania; and

•
NGL and Crude Services: our NGL and crude services operations provide NGL and crude oil gathering, storage, marketing and transportation services to producers, refiners, marketers and other customers. This segment primarily includes our national NGL marketing, supply and logistics business (including our West Coast processing and fractionation operations, Seymour NGL storage facility, and our fleet of terminals and over-the-road and rail transportation assets) and our integrated Bakken crude oil footprint in North Dakota, which consists of (i) the COLT Hub, a crude oil rail loading and storage terminal, (ii) the Arrow crude oil, natural gas and water gathering systems, and (iii) our fleet of over-the-road crude and produced water transportation assets. This segment also includes our Bath storage facility, an NGL underground storage facility under development in New York, and US Salt, a solution-mining and salt production company in New York.

We directly own and operate the Tres Palacios natural gas storage facility and a national NGL marketing, supply and logistics business (including our West Coast NGL processing and fractionation facility, Seymour NGL storage facility, terminals and transportation fleet). All of our other consolidated assets are owned by or through Crestwood Midstream.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On October 7, 2013, we changed our name from Inergy, L.P. to Crestwood Equity Partners LP. Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) the Crestwood Merger refers to the October 7, 2013 merger of the Company’s wholly-owned subsidiary with and into Legacy Crestwood, with Inergy Midstream continuing as the surviving legal entity; (ii) Legacy Inergy refers to either Inergy, L.P. itself or Inergy, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (iii) Inergy Midstream and NRGM refer to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (iv) Legacy Crestwood and Legacy CMLP refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger, and (v) Crestwood Midstream refers to Crestwood Midstream Partners LP and its consolidated subsidiaries following the Crestwood Merger. See Note 4 for additional information on the Crestwood Merger.

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

The financial information as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is unaudited. The consolidated balance sheet as of December 31, 2013, was derived from the audited balance sheet filed in our 2013 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Beginning in the first quarter of 2014, we began reflecting our operating and administrative expenses as operations and maintenance expenses and general and administrative expenses. In addition, we also reclassified our consolidated statements of operations for the three and nine months ended September 30, 2013 to reflect this change. The financial statements in our 2013 Annual Report on Form 10-K have not been recasted to reflect this change. The following table summarizes the reclassification of the amounts previously reported in operating and administrative expenses for the periods presented (in millions):

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

The accompanying consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2013 Annual Report on Form 10-K.

New Accounting Pronouncement Issued But Not Yet Adopted

As of September 30, 2014, the following accounting standard had not yet been adopted by us.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We will adopt the provisions of this standard effective January 1, 2017 and are currently evaluating the impact that this standard will have on our financial statements.

Note 3 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Gathering systems and pipelines	$1,500.4	$1,473.4
Facilities and equipment	1,525.9	1,186.5
Buildings, land, rights-of-way, storage contracts and easements	832.1	814.7
Vehicles	49.2	35.8
Construction in process	225.8	365.8
Base gas	103.1	102.0
Salt deposits	120.5	120.5
Office furniture and fixtures	13.0	10.0
	4,370.0	4,108.7
Less: accumulated depreciation and depletion	328.3	203.4
Total property, plant and equipment, net	$4,041.7	$3,905.3

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $4.8 million and $5.0 million included in property, plant and equipment, net at September 30, 2014 and December 31, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Customer accounts	$583.7	$576.9
Covenants not to compete	9.6	7.0
Gas gathering, compression and processing contracts	750.2	750.2
Acquired storage contracts	43.5	43.5
Trademarks	33.5	33.5
Deferred financing and other costs	57.1	55.3
	1,477.6	1,466.4
Less: accumulated amortization	189.6	106.0
Total intangible assets, net	$1,288.0	$1,360.4

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Accrued expenses	$59.7	$40.3
Accrued property taxes	8.1	9.4
Accrued product purchases payable	1.4	1.6
Tax payable	0.9	14.8
Interest payable	29.0	16.7
Accrued additions to property, plant and equipment	45.8	58.2
Commitments and contingent liabilities (Note 12)	40.0	31.4
Capital leases	1.8	2.6
Deferred revenue	10.8	2.1
Total accrued expenses and other liabilities	$197.5	$177.1

Note 4 – Acquisitions and Divestitures

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

The acquisitions of Red Rock and LT Enterprises were not material to our NGL and crude services segment's results of operations for the three and nine months ended September 30, 2014. In addition, transaction costs related to these acquisitions were not material for the three and nine months ended September 30, 2014.

2013 Acquisitions

Crestwood Merger

As described in Note 2, the acquisition of Legacy Crestwood GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with the accounting standards for business combinations. This accounting treatment requires the accounting acquiree (CEQP) to have its assets and liabilities stated at fair value as well as any other purchase accounting adjustments as of June 19, 2013, the date of the acquisition. The fair value of CEQP was calculated based on the consolidated enterprise fair value of CEQP as of June 19, 2013. This consolidated enterprise fair value considered the discounted future cash flows of the Legacy Inergy and Inergy Midstream operations and the stock prices of NRGY and NRGM, the value of their outstanding senior notes based on quoted market prices for same or similar issuances and the value of their outstanding floating rate debt.
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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the period from June 19, 2013 to September 30, 2013, we recognized $403.9 million of revenues and recorded a net loss of $10.7 million related to this reverse acquisition. Transaction costs for the reverse acquisition were $6.1 million and $14.1 million and were reflected in general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2013.
Arrow Acquisition

On November 8, 2013, Crestwood Midstream acquired Arrow Midstream Holdings, LLC (Arrow) for approximately $750 million, subject to customary capital expenditures and working capital adjustments of approximately $11.3 million, representations, warranties and indemnifications.  The acquisition was consummated by merging a wholly-owned subsidiary of Crestwood Midstream with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of Crestwood Midstream. The base merger consideration consisted of $550 million in cash and 8,826,125 Crestwood Midstream common units issued to the sellers, subject to adjustment for standard working capital provisions.

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
The $45.9 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets.  During the three and nine months ended September 30, 2014, we also recognized approximately $0.2 million and $5.4 million of transaction-related fees primarily related to services provided in 2013 related to this acquisition.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unaudited Pro Forma Financial Information

The following table represents the pro forma consolidated statement of operations as if the Arrow Acquisition had been included in our consolidated results for the full three and nine months ended September 30, 2013, and as if the results for Legacy Inergy reverse acquisition had been included for the entire nine months ended September 30, 2013 (in millions, except per unit information):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$888.3	$2,448.8
Net loss	$(9.9)	$(43.2)

Net loss per limited partner unit(1):
Basic	$(0.11)	$(0.57)
Diluted	$(0.11)	$(0.57)

(1) Basic and diluted net income per limited partner unit for the three and nine months ended September 30, 2013 were computed based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition.

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization based on the estimated fair value adjustments to property, plant and equipment and intangible assets.

Divestitures

On July 25, 2013, Crestwood Midstream sold a cryogenic plant and associated equipment for approximately $11.0 million (net of fees) and recognized a gain of approximately $4.4 million during the three months ended September 30, 2013.

Note 5 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) which we account for under the equity method of accounting. Our Jackalope investment is included in our gathering and processing segment.

Crestwood Niobrara acquired its interest in Jackalope in July 2013 for approximately $107.5 million. During the nine months ended September 30, 2014 and 2013, Crestwood Niobrara contributed $78.3 million and $20.6 million to Jackalope to fund its construction projects.

Our investment in Jackalope was $205.6 million and $127.2 million at September 30, 2014 and December 31, 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of income, which includes our share of Jackalope’s net earnings based on our ownership interest and other adjustments recorded by us as discussed below. Our share of Jackalope’s net earnings was approximately $1.2 million and $0.2 million for the three months ended September 30, 2014 and 2013 and $2.4 million and $0.2 million for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $54.5 million. We amortize and generally assess the recoverability of this amount based on the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production, LLC (RKI). The amortization is reflected as a reduction of our earnings from unconsolidated affiliates, and we recorded amortization expense of approximately $0.8 million and $0.6 million for the three months ended September 30, 2014 and 2013 and $2.3 million and $0.6 million for the nine months ended September 30, 2014 and 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the nine months ended September 30, 2014 and 2013, Jackalope did not make any distributions to its members.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. Our PRBIC investment is included in our NGL and crude services segment.

Crestwood Logistics acquired its interest in PRBIC in September 2013 for approximately $22.5 million. During the nine months ended September 30, 2014 and 2013, Crude Logistics contributed approximately $3.5 million and $1.9 million to PRBIC to fund its construction projects.

Our investment in PRBIC was $26.3 million and $24.2 million at September 30, 2014 and December 31, 2013. During the three and nine months ended September 30, 2014, our share of PRBIC’s loss was approximately $0.1 million and $1.4 million. As of September 30, 2014, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC. Our share of PRBIC’s net earnings was not material for the three months ended September 30, 2013.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the nine months ended September 30, 2014 and 2013, PRBIC did not make any distributions to its members.

Note 6 - Earnings Per Limited Partner Unit

Our net income is allocated to the subordinated and limited partner unitholders based on their ownership percentage. We calculate basic net income per limited partner unit using the two-class method. Diluted net income per limited partner unit is computed by dividing net income attributable to the limited partners by the weighted-average number of units outstanding and the effect of dilutive units granted in the acquisition of Legacy Crestwood GP. The weighted average number of units outstanding is calculated based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the three and nine months ended September 30, 2014 and 2013.

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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We will periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and nine months ended September 30, 2014, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $5.9 million and $10.4 million. During the three and nine months ended September 30, 2013, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $2.0 million in both periods. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014		December 31, 2013
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	7.4	9.5	5.6	6.8
Natural gas (MMBTU’s)	0.3	0.1	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 31 months or less; however, 96% of the contracts expire within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2014 and December 31, 2013 were energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2014 is $4.2 million for which we have posted no collateral in the normal course of business. In addition, we have posted $7.1 million of New York Mercantile Exchange (NYMEX) margin deposits in the normal course of business. We have also received collateral of $13.9 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

•
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter (OTC) forwards, options and physical exchanges.

•
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their carrying amounts as of September 30, 2014 and December 31, 2013 due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP Senior Notes	$11.4	$11.7	$11.4	$11.6
Crestwood Midstream 2019 Senior Notes	$351.0	$369.5	$351.2	$379.3
Crestwood Midstream 2020 Senior Notes	$504.1	$507.9	$504.7	$513.8
Crestwood Midstream 2022 Senior Notes	$600.0	$603.0	$600.0	$617.3

Assets and Liabilities

As of September 30, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and interest rates. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(1)	Total
Assets
Assets from price risk management	$0.3	$24.7	$—	$25.0	$(5.4)	$19.6
Suburban Propane Partners, L.P. units	6.3	—	—	6.3	—	6.3
Total assets at fair value	$6.6	$24.7	$—	$31.3	$(5.4)	$25.9

Liabilities
Liabilities from price risk management	$0.4	$11.3	$—	$11.7	$1.7	$13.4
Interest rate swaps	—	3.1	—	3.1	—	3.1
Total liabilities at fair value	$0.4	$14.4	$—	$14.8	$1.7	$16.5

	December 31, 2013
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(1)	Total
Assets
Assets from price risk management	$0.3	$27.7	$—	$28.0	$(13.5)	$14.5
Suburban Propane Partners, L.P. units	6.7	—	—	6.7	—	6.7
Total assets at fair value	$7.0	$27.7	$—	$34.7	$(13.5)	$21.2

Liabilities
Liabilities from price risk management	$0.1	$39.5	$—	$39.6	$(4.7)	$34.9
Interest rate swaps	—	4.3	—	4.3	—	4.3
Total liabilities at fair value	$0.1	$43.8	$—	$43.9	$(4.7)	$39.2

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
CEQP Credit Facility	$459.9	$381.0
CEQP Senior Notes	11.4	11.4
Crestwood Midstream Revolver	435.0	414.9
Crestwood Midstream 2019 Senior Notes	350.0	350.0
Premium on Crestwood Midstream 2019 Senior Notes	1.0	1.2
Crestwood Midstream 2020 Senior Notes	500.0	500.0
Fair value adjustment of Crestwood Midstream 2020 Senior Notes	4.1	4.7
Crestwood Midstream 2022 Senior Notes	600.0	600.0
Other	6.3	2.8
Total debt	2,367.7	2,266.0
Less: current portion	10.5	5.1
Total long-term debt	$2,357.2	$2,260.9

We and our subsidiaries do not provide credit support or guarantee any amounts outstanding under the credit facility or notes of Crestwood Midstream. Crestwood Midstream and its subsidiaries do not provide credit support or guarantee any amounts outstanding under our credit facility or senior notes.

CEQP Credit Facility

We utilize a secured credit facility (the CEQP Credit Facility) with an aggregate revolving loan facility of $625 million due in July 2016, to fund working capital requirements, as a source of capital to fund capital expenditures and acquisitions and for general partnership purposes. All borrowings under the CEQP Credit Facility are generally secured by substantially all of our assets and the equity interests in all of our wholly owned subsidiaries.

On September 10, 2014, we amended the CEQP Credit Facility, among other things, to (i) increase the general partnership commitment from $550 million to $625 million, (ii) decrease the expansion option from $100 million to $25 million, and (iii) modify the maximum total leverage ratio financial covenant levels as discussed further below. The fees paid to our bank syndicate for this amendment were approximately $1.7 million and we will amortize such fees over the remaining term of the facility.

At September 30, 2014, the balance outstanding under the CEQP Credit Facility was $459.9 million and outstanding standby letters of credit were $46.9 million. We had $66.5 million of available capacity under the revolving credit facility (excluding standby letters of credit) at September 30, 2014 considering our most restrictive debt covenants under the facility. The interest rates on the CEQP Credit Facility are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.66% and 4.75% at September 30, 2014. The weighted-average interest rate as of September 30, 2014 was 2.80%.

The credit agreement (as amended on September 10, 2014) governing the CEQP Credit Facility contains the following financial covenants:

•
the ratio of our total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement) was amended to increase the ratio from 4.75 to 1.0 to no greater than (i) 5.50 to 1.0 for the quarters ended September 30, 2014 and December 31, 2014, (ii) 5.25 to 1.0 for the quarter ended March 31, 2015, (iii) 5.00 to 1.0 for the quarter ended June 30, 2015, and (iv) 4.75 to 1.0 for the quarter ended September 30, 2015 and all subsequent quarters.

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the credit agreement), for the four quarters then most recently ended, must not be less than 2.50 to 1.0.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2014, the total funded debt to consolidated EBITDA was approximately 4.74 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 6.62 to 1.0.

At September 30, 2014, we were in compliance with the debt covenants in the CEQP Credit Facility. For additional information regarding our debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

We have entered into six interest rate swaps that mature in 2015 and 2016 to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements require us to pay the counterparty an amount based on fixed rates from 0.84% to 2.52% due quarterly on an aggregate notional amount of $225.0 million. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to us based on the three-month LIBOR applied to the same aggregate notional amount of $225.0 million. During the three and nine months ended September 30, 2014, we recorded a gain of approximately $0.8 million and $2.0 million associated with these interest rate swaps, which is reflected as a reduction of our interest and debt expenses, net on our consolidated statements of operations.

CEQP Senior Notes

At September 30, 2014, we had $11.4 million in outstanding senior notes, the majority of which mature on October 1, 2018 and have a coupon rate of 7%. The outstanding senior notes do not contain any financial covenants.

Crestwood Midstream Revolver

Crestwood Midstream has a five-year $1 billion senior secured revolving credit facility due in October 2018 (the Crestwood Midstream Revolver), which is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Crestwood Midstream Revolver includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the Crestwood Midstream Revolver is secured by substantially all of the equity interests and assets of Crestwood Midstream’s restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of its restricted domestic subsidiaries.

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

At September 30, 2014, the balance outstanding on the Crestwood Midstream Revolver was $435.0 million and outstanding standby letters of credit were $84.1 million. Crestwood Midstream had $227.0 million of available capacity under its revolving credit facility at September 30, 2014 considering its most restrictive debt covenants under the facility. The interest rates on the Crestwood Midstream Revolver are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.91% and 5.00% at September 30, 2014. The weighted-average interest rate as of September 30, 2014 was 2.92%.

Crestwood Midstream is required under its credit agreement to maintain a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.0 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.0. The net debt to consolidated EBITDA was approximately 4.46 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.86 to 1.0 at September 30, 2014.

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

On July 17, 2014, Crestwood Midstream filed a registration statement with the SEC under which it offered to exchange $600 million in aggregate principal amount of registered 6.125% Senior Notes due 2022 for any and all outstanding 2022 Senior Notes, which were issued in a private offering in November 2013. Crestwood Midstream completed the exchange offer on August 29, 2014. The terms of the exchange notes are substantially identical to the terms of the 2022 Senior Notes, except that the exchange notes are freely tradable.

At September 30, 2014, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream Revolver and its Senior Notes. For additional information regarding the Crestwood Midstream debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Other

For a description of our non-interest bearing obligations due under noncompetition agreements and other note payable agreements, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 10 – Partners’ Capital

Distributions

Distributions to Partners

During the nine months ended September 30, 2013, Legacy Crestwood GP and Legacy Inergy paid cash distributions to their members of $9.3 million and $11.8 million, respectively. We paid cash distributions to our common unitholders of $22.3 million during the three months ended September 30, 2013.

A summary of our limited partner quarterly cash distributions for the nine months ended September 30, 2014 is presented below:

Nine Months Ended September 30, 2014
Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
February 7, 2014	February 14, 2014	$0.1375	$25.6
May 8, 2014	May 15, 2014	$0.1375	25.7
August 7, 2014	August 14, 2014	$0.1375	25.6
			$76.9

On October 22, 2014, we declared a distribution of $0.1375 per limited partner unit to be paid on November 14, 2014, to unitholders of record on November 7, 2014 with respect to the third quarter of 2014.

Distributions to Non-Controlling Partners

Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner) of $222.4 million during the nine months ended ended September 30, 2014. Legacy Crestwood and Inergy Midstream paid cash distributions to their common unitholders of $75.8 million and $34.2 million, respectively during the nine months ended ended September 30, 2013.

Crestwood Midstream's partnership agreement requires it to make quarterly distributions to its Class A Preferred Unit holders. The holders of the Class A Preferred Units (the Preferred Units) are entitled to receive fixed quarterly distributions of $0.5804 per unit. For the 12 quarters following the quarter ended June 30, 2014 (the Initial Distribution Period), distributions on the Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at Crestwood Midstream's election. If Crestwood Midstream elects to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

distributed will be calculated as the fixed quarterly distribution of $0.5804 per unit divided by the cash purchase price of $25.10 per unit. Crestwood Midstream accrues the fair value of such distribution at the end of the quarterly period and adjusts the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on the Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on Crestwood Midstream's common units and (ii) its available cash (as defined in its partnership agreement) is insufficient to make a cash distribution to its Preferred Unit holders. If Crestwood Midstream fails to pay the full amount payable to its Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.7059 per unit, and (y) Crestwood Midstream will not be permitted to declare or make any distributions to its common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if Crestwood Midstream fails to pay in full any Class A Preferred Distribution (as defined in its partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter. For additional information on the Preferred Units, see the Crestwood Midstream Class A Preferred Units section below.

On July 23, 2014 and October 22, 2014, the board of directors of Crestwood Midstream's general partner authorized the issuance of 42,523 and 345,471 Preferred Units to its Preferred Unit holders for the quarters ended June 30, 2014 and September 30, 2014 in lieu of paying a cash distribution. In accordance with the Crestwood Midstream partnership agreement, the additional Preferred Units will be issued in November 2014.

Non-Controlling Partners Equity

Crestwood Midstream Class A Preferred Units

On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors, including Magnetar Capital, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, Crestwood Midstream has agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from Crestwood Midstream up to $500 million of Preferred Units at a fixed price of $25.10 per unit on or before September 30, 2015. Contemporaneously with the closing of this equity commitment, on June 17, 2014, the Class A Purchasers purchased 11,952,191 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds of approximately $300 million (net proceeds of approximately $293.7 million after deducting transaction fees and offering expenses). The Preferred Units are reflected as non-controlling interests in our consolidated financial statements. On September 22, 2014, the Class A Purchasers purchased 2,988,047 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to Crestwood Midstream of approximately $75.0 million (net proceeds of approximately $73.1 million after deducting transaction fees and offering expenses).

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

Pursuant to Crestwood Niobrara's agreement with GE, GE made capital contributions to Crestwood Niobrara in exchange for an equivalent number of preferred units. During the three months ended September 30, 2014 and 2013, GE made capital contributions of $20.3 million and $96.1 million to Crestwood Niobrara. During the nine months ended September 30, 2014 and 2013, GE made capital contributions of $53.9 million and $96.1 million to Crestwood Niobrara. As of September 30, 2014, GE has fulfilled its capital contribution commitment to Crestwood Niobrara of $150.0 million and is no longer required to make quarterly contributions to Crestwood Niobrara.

Crestwood Niobrara has the option to pay distributions to GE with cash or by issuing additional preferred units through the January 2015 distribution. During the three and nine months ended September 30, 2014, Crestwood Niobrara issued 3,073,357 and 7,819,661 preferred units to GE in lieu of paying a cash distribution. Crestwood Midstream serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, it has the ability to redeem GE’s preferred interest in either cash or Crestwood Midstream common units at an amount equal to the face amount of the preferred units plus an applicable return. On October 31, 2014, Crestwood Niobrara issued 3,599,580 preferred units to GE in lieu of paying a cash distribution.

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners on our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Crestwood Midstream limited partner interests	$(4.5)	$(1.5)	$(19.2)	$(8.8)
Crestwood Niobrara preferred interests	4.5	1.9	11.3	1.9
Crestwood Midstream Class A preferred units	9.1	—	10.2	—
Net income (loss) attributable to non-controlling partners	$9.1	$0.4	$2.3	$(6.9)

Other Partners’ Capital Transactions

Equity Distribution Agreement

On July 10, 2014, Crestwood Midstream entered into an equity distribution agreement with Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (each, a Manager), under which it may offer and sell from time to time through one or more of the Managers, its common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program will be issued under a registration statement that became effective on May 27, 2014. Crestwood Midstream will pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under its ATM program. Crestwood Midstream has not issued any common units under this equity distribution program as of September 30, 2014 and through the date of this filing. Additional information on the Crestwood Midstream ATM equity distribution program is available in the Crestwood Midstream Form 8-K filed with the SEC on July 10, 2014.

Other

On January 8, 2013, Legacy Crestwood acquired Crestwood Holdings’ 65% membership interest in Crestwood Marcellus Midstream LLC (CMM) for approximately $258.0 million, of which approximately $129.0 million was funded through the issuance of 6,190,469 Class D units and the issuance of 133,060 general partner units to the Legacy Crestwood general partner. We reflected the issuances of the Class D and general partner units as distributions for additional interest in CMM in our consolidated statement of cash flows for the nine months ended September 30, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2012, Legacy Inergy contributed its retail propane operations to Suburban Propane Partners, L.P. (SPH).  In connection with this contribution, Legacy Inergy retained approximately 142,000 SPH units which we record at fair value each quarter.  The change in fair value is reflected in the consolidated statements of partners’ capital and the consolidated statements of comprehensive income.

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

During 2014, we have issued restricted unit awards, which were approved by either CEQP's and Crestwood Midstream's Board compensation committee or pursuant to the authority granted by the Chief Executive Officer, to certain key employees. These awards vest upon continued service with the Company.

Crestwood LTIP

The following table summarizes information regarding restricted unit activity during the nine months ended September 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	493,543	$13.96
Vested - restricted units	(440,684)	$13.97
Granted - restricted units	1,354,534	$13.30
Forfeited	(84,275)	$13.85
Unvested - September 30, 2014	1,323,118	$13.29

As of September 30, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $10.3 million and $1.6 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $2.3 million and $7.7 million (including $1.6 million and $5.2 million that was allocated to Crestwood Midstream) under the Crestwood LTIP during the three and nine months ended September 30, 2014, and $5.0 million and $5.5 million (including $3.1 million and $3.3 million that was allocated to Crestwood Midstream) under the Legacy Inergy long-term incentive plan during the three and nine months ended September 30, 2013, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted units with a grant date fair value of approximately $18.0 million during the nine months ended September 30, 2014. As of September 30, 2014, we had 8,286,280 units available for issuance under the Crestwood LTIP.

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended September 30, 2013, we withheld 57,501 common units and during the nine months ended September 30, 2014 and 2013, we withheld 156,904 and 214,438 common units to satisfy employee tax withholding obligations. There were no common units withheld during the three months ended September 30, 2014.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream LTIP

The following table summarizes information regarding restricted unit activity during the nine months ended September 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(190,818)	$22.16
Granted - restricted units	838,036	$23.31
Forfeited	(57,208)	$23.49
Unvested - September 30, 2014	840,567	$23.21

As of September 30, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $11.6 million and $1.8 million related to restricted units issued under the Crestwood Midstream LTIP, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of the general partner of CEQP, which vest over one year. Crestwood Midstream recognized compensation expense of approximately $2.5 million and $8.7 million during the three and nine months ended September 30, 2014 and $1.7 million and $3.2 million during the three and nine months ended September 30, 2013, which is included in general and administrative expenses on our consolidated statements of operations. We granted restricted units with a grant date fair value of approximately $19.5 million during the nine months ended September 30, 2014.  As of September 30, 2014, we had 6,430,021 units available for issuance under the Crestwood Midstream LTIP.

Under the Crestwood Midstream LTIP, participants who have been granted restricted units may elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood Midstream LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When such common units are withheld, Crestwood Midstream is required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended September 30, 2013, Crestwood Midstream withheld 912 common units and during the nine months ended September 30, 2014 and 2013, Crestwood Midstream withheld 68,532 and 3,341 common units to satisfy employee tax withholding obligations. Crestwood Midstream withheld no common units during the three months ended September 30, 2014.

Employee Unit Purchase Plan

Beginning in September 2014, the board of directors of Crestwood Midstream's general partner made available an employee unit purchase plan under which employees of the general partner may purchase Crestwood Midstream's units through payroll deductions up to a maximum of 10 percent of the employees' eligible compensation. Under the plan, CMLP may purchase its units on the open market for the benefit of participating employees based on their payroll deductions. In addition, CMLP may contribute an additional 10 percent of participating employees' payroll deductions to purchase additional CMLP units for participating employees. Unless increased by the board of directors of Crestwood Midstream's general partner, the maximum number of units that may be purchased under the plan is 200,000.

Note 12 – Commitments and Contingencies

Legal Proceedings

Declaratory Action. In January 2014, the entity from whom we lease our Tres Palacios caverns, Underground Services Markham, LLC (USM), filed a petition in the 269th Judicial District Court, Harris County, Texas (Case No. 2014-00823) requesting declaratory judgment on several issues, including whether or not Tres Palacios Gas Storage LLC (TPGS) has breached its lease obligations by filing an application, on December 6, 2013, with the Federal Energy Regulatory Commission (FERC) (Docket No. CP14-27-000) to reduce the certificated working gas storage capacity of our Tres Palacios natural gas

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

storage facility. We filed our response to USM’s petition in Harris County District Court on January 31, 2014, and requested that the court dismiss or abate the petition based on several grounds.

On March 4, 2014, USM and TPGS filed a joint motion with the District Court requesting an abatement until the FERC renders a decision in TPGS’s abandonment proceeding. The District Court granted the parties’ motion on March 13, 2014 and requested quarterly status reports on the FERC proceeding.

On April 15, 2014, TPGS filed with the FERC the results of a binding open season soliciting bids that closed on April 4, 2014, during which TPGS solicited offers for up to 22.9 Bcf of firm storage capacity at Tres Palacios. We advised the FERC that the open season did not result in any economically acceptable bids.

On September 30, 2014, USM and TPGS submitted a quarterly report advising the Harris County court that the FERC had not yet acted on the abandonment application but may at any time. We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce Tres Palacios' certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments to USM under our lease.

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014. We anticipate a ruling from the Judge on Petitioners' motion to authorize the class action by the end of November 2014. We believe the claims against us are without merit and will vigorously defend ourselves.  Moreover, to the extent this action proceeds, we believe we have meritorious defenses to the claims.  Because this litigation is in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We believe this claim is an insurable event under our insurance policy and we have notified our insurance company of the claim.

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2014 and December 31, 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

During the three months ended September 30, 2014, we experienced two releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service during the third quarter of 2014. During the three months ended September 30, 2014, we recognized $3.7 million of operations and maintenance expense related to these releases, of which $1.7 million was included in other current liabilities on our balance sheet as of September 30, 2014. We will continue our remediation efforts to ensure the impacted lands are restored to their prior state, and we may potentially be subject to fines and penalties. As of September 30, 2014, we had no amounts accrued for fines and penalties. We believe these releases are insurable events under our policies, and we have notified our carriers of these events; however, we have not recorded an insurance receivable as of September 30, 2014.

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At September 30, 2014, our accrual of approximately $1.7 million was primarily related to the Arrow water releases described above, which is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $1.7 million to $2.1 million. Our accrual and potential exposure related to our environmental matters was immaterial at December 31, 2013.

Contingent Consideration - Antero

In connection with the acquisition of Antero Resources (Antero), Legacy Crestwood agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40.0 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believe their production levels will exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $40.0 million and $31.4 million as of September 30, 2014 and December 31, 2013, which we anticipate paying in the first quarter of 2015.

Note 13 – Related Party Transactions

The following table shows revenues, costs of goods sold and general and administrative expenses from our affiliates for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014(1)	2013	2014(1)	2013
Gathering and processing revenues	$0.8	$24.1	$2.4	$74.3
Gathering and processing costs of product/services sold	$11.3	$7.6	$32.1	$22.2
General and administrative expenses	$4.5	$5.9	$12.8	$16.5

(1) Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with
Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows accounts payable from our affiliates as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Accounts payable	$9.9	$3.6

We had no accounts receivables from affiliates at September 30, 2014 and December 31, 2013. For additional information regarding our related party transactions, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 14 – Segments

Financial Information

We have three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) NGL and crude services operations. Our gathering and processing operations engage in the gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs. Our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. Our NGL and crude services operations provide NGL processing and fractionation, NGLs and crude oil gathering, storage, marketing and transportation, supply and logistics services to producers, refiners, marketers, and other customers that effectively provide flow assurances to our customers, as well as the production and sale of salt products. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. We assess the performance of our operating segments based on EBITDA, which represents operating income plus depreciation, amortization and accretion expense.

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$11.9	$(7.9)	$20.3	$(8.5)
Add:
Interest and debt expense, net	31.5	22.8	95.8	46.2
Provision for income taxes	0.1	0.5	1.1	1.2
Depreciation, amortization and accretion	71.7	55.4	209.2	105.8
EBITDA	$115.2	$70.8	$326.4	$144.7

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the reportable segment data for the three and nine months ended September 30, 2014 and 2013 (in millions). The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the NGL and crude services segment.

	Three Months Ended September 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$85.3	$46.6	$904.9	$(0.6)	$—	$1,036.2
Cost of product/services sold	18.6	7.4	817.9	(0.6)	—	843.3
Operations and maintenance expense	15.9	6.0	34.0	—	—	55.9
General and administrative expense	—	—	—	—	21.4	21.4
Loss on long-lived assets	(0.9)	—	—	—	—	(0.9)
Earnings (loss) from unconsolidated affiliates, net	0.4	—	(0.1)	—	—	0.3
Other income, net	—	—	—	—	0.2	0.2
EBITDA	$50.3	$33.2	$52.9	$—	$(21.2)	$115.2
Goodwill	$356.8	$726.3	$1,457.5	$—	$—	$2,540.6
Total assets	$2,682.7	$2,125.3	$3,713.7	$—	$195.0	$8,716.7
Cash expenditures for property, plant and equipment	$57.5	$2.4	$36.9	$—	$1.6	$98.4

	Three Months Ended September 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$71.1	$48.8	$307.3	$—	$—	$427.2
Cost of product/services sold	12.9	7.1	270.0	—	—	290.0
Operations and maintenance expense	14.9	6.8	15.5	—	—	37.2
General and administrative expense	—	—	—	—	29.1	29.1
Goodwill impairment	(4.1)	—	—	—	—	(4.1)
Gain on long-lived assets	4.4	—	—	—	—	4.4
Loss from unconsolidated affiliates, net	(0.4)	—	—	—	—	(0.4)
EBITDA	$43.2	$34.9	$21.8	$—	$(29.1)	$70.8
Goodwill	$356.8	$1,133.6	$1,430.8	$—	$—	$2,921.2
Total assets	$2,532.0	$2,091.1	$3,358.5	$—	$68.8	$8,050.4
Cash expenditures for property, plant and equipment	$84.1	$12.4	$17.9	$—	$0.1	$114.5

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$248.2	$145.4	$2,541.1	$(0.6)	$—	$2,934.1
Costs of product/services sold	54.9	21.4	2,301.2	(0.6)	—	2,376.9
Operations and maintenance expense	44.0	18.5	86.2	—	—	148.7
General and administrative expense	—	—	—	—	73.4	73.4
Gain on long-lived assets	0.1	0.6	0.1	—	—	0.8
Loss on contingent consideration	(8.6)	—	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net	0.1	—	(1.4)	—	—	(1.3)
Other income, net	—	—	—		0.4	0.4
EBITDA	$140.9	$106.1	$152.4	$—	$(73.0)	$326.4
Goodwill	$356.8	$726.3	$1,457.5	$—	$—	$2,540.6
Total assets	$2,682.7	$2,125.3	$3,713.7	$—	$195.0	$8,716.7
Cash expenditures for property, plant and equipment	$178.6	$5.2	$79.0	$—	$7.9	$270.7

	Nine Months Ended September 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$214.6	$55.1	$348.8	$—	$—	$618.5
Costs of product/services sold	40.4	7.7	307.4	—	—	355.5
Operations and maintenance expense	40.5	7.7	17.3	—	—	65.5
General and administrative expense	—	—	—	—	52.7	52.7
Goodwill impairment	(4.1)	—	—	—	—	(4.1)
Gain on long-lived assets	4.4	—	—	—	—	4.4
Loss from unconsolidated affiliates, net	(0.4)	—	—	—	—	(0.4)
EBITDA	$133.6	$39.7	$24.1	$—	$(52.7)	$144.7
Goodwill	$356.8	$1,133.6	$1,430.8	$—	$—	$2,921.2
Total assets	$2,532.0	$2,091.1	$3,358.5	$—	$68.8	$8,050.4
Cash expenditures for property, plant and equipment	$164.0	$15.0	$19.1	$—	$0.5	$198.6

Note 15 – Condensed Consolidating Financial Information

CEQP is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under the CEQP Senior Notes and the CEQP Credit Facility are jointly and severally guaranteed by our wholly owned domestic subsidiaries. Legacy Crestwood GP and Crestwood Midstream and its wholly owned subsidiaries (collectively, Non-Guarantor Subsidiaries) do not guarantee our obligations under CEQP Senior notes or CEQP Credit Facility. CEQP Finance Corp., the co-issuer of the CEQP Senior Notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our senior notes.

As discussed in Note 2, the accounting for the reverse acquisition of Legacy Inergy results in Legacy Inergy's historical operations being acquired on June 19, 2013. The CEQP Senior Notes are thus not included in the financial statements for periods prior to June 19, 2013.

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet
September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.0	$0.1	$0.1	$—	$2.2
Accounts receivable	—	120.8	312.8	(3.1)	430.5
Inventories	—	96.4	8.3	—	104.7
Other current assets	—	27.4	20.3	—	47.7
Total current assets	2.0	244.7	341.5	(3.1)	585.1

Property, plant and equipment, net	1.8	392.1	3,647.8	—	4,041.7
Goodwill and intangible assets, net	—	718.0	3,110.6	—	3,828.6
Investment in consolidated affiliates	6,132.9	—	—	(6,132.9)	—
Other assets	—	10.0	251.3	—	261.3
Total assets	$6,136.7	$1,364.8	$7,351.2	$(6,136.0)	$8,716.7

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$88.1	$251.8	$(3.1)	$336.8
Other current liabilities	11.5	44.2	165.7	—	221.4
Total current liabilities	11.5	132.3	417.5	(3.1)	558.2

Long-term liabilities:
Long-term debt, less current portion	464.2	—	1,893.0	—	2,357.2
Other long-term liabilities	14.3	110.3	30.0	—	154.6
Total long-term liabilities	478.5	110.3	1,923.0	—	2,511.8

Partners' capital	762.7	1,122.2	126.7	(1,248.9)	762.7
Interest of non-controlling partners in subsidiaries	4,884.0	—	4,884.0	(4,884.0)	4,884.0
Total partners' capital	5,646.7	1,122.2	5,010.7	(6,132.9)	5,646.7
Total liabilities and partners' capital	$6,136.7	$1,364.8	$7,351.2	$(6,136.0)	$8,716.7

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

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$83.9	$—	$83.9
Storage and transportation	—	2.4	44.2	—	46.6
NGL and crude services	—	299.5	605.4	—	904.9
Related party	—	—	4.9	(4.1)	0.8
	—	301.9	738.4	(4.1)	1,036.2

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	7.3	—	7.3
Storage and transportation	—	3.1	4.3	—	7.4
NGL and crude services	—	265.1	552.8	(0.6)	817.3
Related party	—	3.5	11.3	(3.5)	11.3
	—	271.7	575.7	(4.1)	843.3

Expenses:
Operations and maintenance	—	16.5	39.4	—	55.9
General and administrative	—	3.2	18.2	—	21.4
Depreciation, amortization and accretion	—	11.5	60.2	—	71.7
	—	31.2	117.8	—	149.0
Other operating income (expense):
Other	—	—	(0.9)	—	(0.9)
Operating income (loss)	—	(1.0)	44.0	—	43.0

Other income (expense):
Interest and debt expense, net	(3.8)	—	(27.7)	—	(31.5)
Other	—	0.2	0.3	—	0.5
Equity in net income of subsidiary	15.7	—	—	(15.7)	—
Income (loss) before income taxes	11.9	(0.8)	16.6	(15.7)	12.0
Provision for income taxes	—	0.1	—	—	0.1
Net income (loss)	11.9	(0.9)	16.6	(15.7)	11.9
Net income attributable to non-controlling partners in subsidiaries	—	—	(9.1)	—	(9.1)
Net income (loss) attributable to partners	$11.9	$(0.9)	$7.5	$(15.7)	$2.8

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$47.0	$—	$47.0
Storage and transportation	—	6.7	42.1	—	48.8
NGL and crude services	—	283.8	23.5	—	307.3
Related party	—	—	27.5	(3.4)	24.1
	—	290.5	140.1	(3.4)	427.2

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	5.3	—	5.3
Storage and transportation	—	3.1	4.0	—	7.1
NGL and crude services	—	260.3	9.7	—	270.0
Related party	—	3.4	7.6	(3.4)	7.6
	—	266.8	26.6	(3.4)	290.0

Expenses:
Operations and maintenance	—	15.5	21.7	—	37.2
General and administrative	—	5.2	23.9	—	29.1
Depreciation, amortization and accretion	—	15.3	40.1	—	55.4
	—	36.0	85.7	—	121.7
Other operating income (expense):
Other	—	—	0.3	—	0.3
Operating income (loss)	—	(12.3)	28.1	—	15.8

Other income (expense):
Interest and debt expense, net	(3.3)	—	(19.5)	—	(22.8)
Other	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiary	(4.5)	—	—	4.5	—
Income (loss) before income taxes	(7.8)	(12.3)	8.2	4.5	(7.4)
Provision for income taxes	0.1	0.1	0.3	—	0.5
Net income (loss)	(7.9)	(12.4)	7.9	4.5	(7.9)
Net income attributable to non-controlling partners in subsidiary	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to partners	$(7.9)	$(12.4)	$7.5	$4.5	$(8.3)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$245.2	$—	$245.2
Storage and transportation	—	11.5	133.9	—	145.4
NGL and crude services	—	982.3	1,558.8	—	2,541.1
Related party	—	—	13.2	(10.8)	2.4
	—	993.8	1,951.1	(10.8)	2,934.1

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	22.8	—	22.8
Storage and transportation	—	10.1	11.3	—	21.4
NGL and crude services	—	874.5	1,426.7	(0.6)	2,300.6
Related party	—	10.2	32.1	(10.2)	32.1
	—	894.8	1,492.9	(10.8)	2,376.9

Expenses:
Operations and maintenance	—	48.6	100.1	—	148.7
General and administrative	—	9.8	63.6	—	73.4
Depreciation, amortization and accretion	—	33.7	175.5	—	209.2
	—	92.1	339.2	—	431.3
Other operating income (expense):
Loss on contingent consideration	—	—	(8.6)	—	(8.6)
Other	—	0.1	0.7	—	0.8
Operating income (loss)	—	7.0	111.1	—	118.1

Other income (expense):
Interest and debt expense, net	(11.0)	—	(84.8)	—	(95.8)
Other	—	0.4	(1.3)	—	(0.9)
Equity in net income of subsidiary	31.4	—	—	(31.4)	—
Income (loss) before income taxes	20.4	7.4	25.0	(31.4)	21.4
Provision for income taxes	0.1	0.2	0.8	—	1.1
Net income (loss)	20.3	7.2	24.2	(31.4)	20.3
Net income attributable to non-controlling partners in subsidiaries	—	—	(2.3)	—	(2.3)
Net income (loss) attributable to partners	$20.3	$7.2	$21.9	$(31.4)	$18.0

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$—	$140.3	$—	$140.3
Storage and transportation	—	7.5	47.6	—	55.1
NGL and crude services	—	322.2	26.6	—	348.8
Related party	—	—	78.1	(3.8)	74.3
	—	329.7	292.6	(3.8)	618.5

Cost of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	—	18.2	—	18.2
Storage and transportation	—	3.3	4.4	—	7.7
NGL and crude services	—	296.8	10.6	—	307.4
Related party	—	3.8	22.2	(3.8)	22.2
	—	303.9	55.4	(3.8)	355.5

Expenses:
Operations and maintenance	—	17.4	48.1	—	65.5
General and administrative	—	5.8	46.9	—	52.7
Depreciation, amortization and accretion	—	17.3	88.5	—	105.8
	—	40.5	183.5	—	224.0
Other operating income (expense):
Other	—	—	0.3	—	0.3
Operating income (loss)	—	(14.7)	54.0	—	39.3

Other income (expense):
Interest and debt expense, net	(2.8)	—	(43.4)	—	(46.2)
Other	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiary	(5.6)	—	—	5.6	—
Income (loss) before income taxes	(8.4)	(14.7)	10.2	5.6	(7.3)
Provision for income taxes	0.1	0.1	1.0	—	1.2
Net income (loss)	(8.5)	(14.8)	9.2	5.6	(8.5)
Net loss attributable to non-controlling partners in subsidiary	—	—	6.9	—	6.9
Net income (loss) attributable to partners	$(8.5)	$(14.8)	$16.1	$5.6	$(1.6)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$11.9	$(0.9)	$16.6	$(15.7)	$11.9
Change in Suburban Propane Partners LP units	(0.2)	—	—	—	(0.2)
Comprehensive income (loss)	$11.7	$(0.9)	$16.6	$(15.7)	$11.7

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(7.9)	$(12.4)	$7.9	$4.5	$(7.9)
Change in Suburban Propane Partners LP units	0.2	—	—	—	0.2
Comprehensive income (loss)	$(7.7)	$(12.4)	$7.9	$4.5	$(7.7)

Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$20.3	$7.2	$24.2	$(31.4)	$20.3
Change in Suburban Propane Partners LP units	(0.3)	—	—	—	(0.3)
Comprehensive income (loss)	$20.0	$7.2	$24.2	$(31.4)	$20.0

Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8.5)	$(14.8)	$9.2	$5.6	$(8.5)
Change in Suburban Propane Partners LP units	—	—	—	—	—
Comprehensive income (loss)	$(8.5)	$(14.8)	$9.2	$5.6	$(8.5)

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$—	$(18.6)	$175.8	$—	$157.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(19.5)	—	(19.5)
Purchases of property, plant and equipment	—	(11.4)	(259.3)	—	(270.7)
Investment in unconsolidated affiliates	—	—	(81.8)	—	(81.8)
Proceeds from the sale of assets	—	0.3	—	—	0.3
Distributions received and other	108.3	31.4	—	(139.7)	—
Net change in receivables from affiliates	1.9	—	—	(1.9)	—
Net cash provided by (used in) investing activities	110.2	20.3	(360.6)	(141.6)	(371.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	564.0	1,410.9	—	1,974.9
Principal payments on long-term debt	—	(485.2)	(1,390.8)	—	(1,876.0)
Payments on capital leases	—	—	(2.6)	—	(2.6)
Distributions paid to partners	(108.3)	(76.9)	(31.4)	139.7	(76.9)
Distributions paid to non-controlling partners	—	—	(222.4)	—	(222.4)
Net proceeds from issuance of preferred equity of subsidiary	—	—	53.9	—	53.9
Net proceeds from the issuance of CMLP Class A preferred units	—	—	366.8	—	366.8
Taxes paid for unit-based compensation vesting	—	(2.3)	(1.5)	—	(3.8)
Payments for debt-related deferred costs	—	(1.7)	(0.1)	—	(1.8)
Net change in payables to affiliates	—	(1.9)	—	1.9	—
Other	—	—	(0.6)	—	(0.6)
Net cash provided by (used in) financing activities	(108.3)	(4.0)	182.2	141.6	211.5

Net change in cash	1.9	(2.3)	(2.6)	—	(3.0)
Cash at beginning of period	0.1	2.4	2.7	—	5.2
Cash at end of period	$2.0	$0.1	$0.1	$—	$2.2

CRESTWOOD EQUITY PARTNERS LP (FORMERLY INERGY, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$—	$(16.4)	$130.5	$—	$114.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	0.1	5.8	0.2	—	6.1
Purchases of property, plant and equipment	—	(9.2)	(189.4)	—	(198.6)
Investment in unconsolidated affiliates	—	—	(152.5)	—	(152.5)
Proceeds from the sale of assets	—	0.1	11.0	—	11.1
Distributions received and other	60.5	17.1	—	(77.6)	—
Net cash provided by (used in) investing activities	60.6	13.8	(330.7)	(77.6)	(333.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	216.3	577.2	—	793.5
Principal payments on long-term debt	—	(160.2)	(568.5)	—	(728.7)
Payments on capital leases	—	—	(3.0)	—	(3.0)
Distributions paid to partners	(60.5)	(43.4)	(17.1)	77.6	(43.4)
Distributions paid to non-controlling partners	—	—	(110.0)	—	(110.0)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	—	(129.0)	—	(129.0)
Net proceeds from the issuance of common units	—	—	356.7	—	356.7
Net proceeds from issuance of preferred equity of subsidiary	—	—	96.1	—	96.1
Taxes paid for unit-based compensation vesting	—	(3.0)	(0.7)	—	(3.7)
Payments for debt-related deferred costs	—	—	(0.1)	—	(0.1)
Other	—	(5.3)	5.4	—	0.1
Net cash provided by financing activities	(60.5)	4.4	207.0	77.6	228.5

Net change in cash	0.1	1.8	6.8	—	8.7
Cash at beginning of period	—	—	0.1	—	0.1
Cash at end of period	$0.1	$1.8	$6.9	$—	$8.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2 of this report should be read in conjunction with the accompanying consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K of Crestwood Equity Partners LP.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item IA. Risk Factors of our 2013 Annual Report on Form 10-K.

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

•
Marcellus Shale. In the southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering systems that have increased total gathering capacity. For the three and nine months ended September 30, 2014, we gathered approximately 645 MMcf/d and 587 MMcf/d on our Marcellus gathering systems. Antero continues to develop production in the Marcellus Shale to connect additional wells to our systems.

•
Powder River Basin (PRB) Niobrara. Expansion of the Jackalope gas gathering system and construction of the 120 MMcf/d Bucking Horse gas processing plant remains on schedule to be commissioned and placed into service in November 2014. During the three and nine months ended September 30, 2014, gathering volumes on the Jackalope gas gathering system were 60 MMcf/d and 53 MMcf/d reflecting continued development by Chesapeake and RKI. Chesapeake continues to operate drilling rigs on our dedicated acreage and we expect to connect additional wells to the system when the Bucking Horse gas processing plant is placed in service. Under Jackalope’s cost of service gathering agreement, gathering fees have increased in 2014, taking into account the significant capital being invested in the midstream infrastructure. In addition, there has been a considerable increase in rig activity and drilling permits in recent months targeting multiple producing formations such as the Niobrara, Frontier/Turner, Sussex/Shannon and Parkman/Teapot. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Permian Delaware Basin. In mid-July 2014, we substantially completed a Phase 2 expansion of our Willow Lake project which included a 20 MMcf/d cryogenic processing facility and expansion of our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Legend Production Holdings, LLC (Legend) in Eddy County, New Mexico at a cost of approximately $19 million. We are also actively working with area producers, particularly those targeting the Bone Spring and Wolfcamp formations, for a potential Phase 3 expansion. These projects support emerging production from one of the most active drilling areas within the region.

•
Barnett Shale. Our Barnett Shale dry and rich gas gathering volumes remained relatively flat during the third quarter of 2014 with average quarterly gathering volumes of 419 MMcf/d. Volumes gathered for Quicksilver, Tokyo Gas and Eni S.p.A averaged 318 MMcf/d during the quarter ended September 30, 2014, a 2% decrease from the prior quarter. The decrease was largely attributable to the temporary shut-in of volumes during the third quarter of 2014 related to completion activities on newly drilled wells. Our remaining volumes gathered in the Barnett Shale during the quarter ended September 30, 2014 were primarily under contracts with Devon Energy Corporation. Quicksilver continues to operate a drilling rig and a workover rig on our Alliance gathering system. Quicksilver is current on all payments due to us to date.

Storage and Transportation

Our storage and transportation segment consists of our natural gas storage and transportation assets. We have four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North/South Facilities, MARC I and the East Pipeline) located in the Northeast , providing access to the Marcellus Shale and key Northeast market locations, and one storage facility (Tres Palacios) strategically located near south Texas markets and the Eagle Ford Shale.

•
Tres Palacios Storage Facility. Our Tres Palacios storage facility has certificated working gas storage capacity of 38.4 Bcf. As of September 30, 2014, we had 8.5 Bcf of firm storage capacity contracted under long-term agreements.

•
Northeast Storage and Transportation.  We continued to experience high demand for storage and transportation services through September 30, 2014 due to continued growth in Marcellus Shale production and the strategic location of our facilities.  During the third quarter of 2014, firm throughput from our Northeast storage and transportation services averaged approximately 1.6 Bcf/d. We are currently expanding our storage and transportation throughput on our Northeast storage and transportation assets to access total Marcellus dry gas supplies of approximately 3.3 Bcf/d.

Following a successful open season during the first half of 2014, we executed long-term agreements to provide an additional 40,000 dekatherms per day (Dth/d) of firm transportation on our North/South facilities and MARC I Pipeline which began on April 1, 2014. We have executed precedent agreements to provide an additional 117,000 Dth/d of firm capacity on these systems which is expected to begin in the first quarter of 2015, and we are in active negotiations with customers to provide up to 125,000 Dth/d of additional firm service starting in the latter half of 2015.  The additional capacity would be completed through the modification and replacement of an existing compressor unit at the NS-1 station.

On October 1, 2014, we announced a non-binding open season for the MARC II Pipeline, a 30-mile greenfield natural gas pipeline designed to transport Marcellus dry gas to northeastern demand markets.  As proposed, the MARC II Pipeline would transport natural gas volumes approximately 30 miles from the southern terminus of our MARC I Pipeline to the proposed PennEast Pipeline, a new interconnect on Transcontinental Gas Pipe Line Company, LLC (Transco's) Leidy Line, and Transco’s proposed Atlantic Sunrise Expansion Project in Lucerne County, Pennsylvania.  On October 20, 2014, we concluded the open season and received non-binding expressions of interest for firm transportation service on the MARC II Pipeline in excess of 700 MMcf/d.  Subject to FERC authorization, sufficient binding shipper commitments, and certain other factors beyond our control, we anticipate an in-service date for the MARC II Pipeline in the fourth quarter of 2017.

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

•
NGL Supply and Logistics Business. Our results during the third quarter of 2014 were driven by our ability to capture incremental demand and margin opportunities due to favorable market conditions. We continue to forecast growing NGL production volumes from the Marcellus/Utica plays and increased NGL export volumes from East Coast terminals over the next several years, and we are pursuing additional firm pipeline and export dock capacity and storage rights that will enable our NGL supply and logistics business to capitalize on these trends and offer greater marketing capabilities and flow assurances to our customers.

•
Arrow System (Bakken). Arrow producers continued to aggressively drill and complete wells on the Arrow gathering system. Crude oil, natural gas and produced water gathering volumes averaged 65 MBbls/d, 40 MMcf/d, and 20 MBbls/d, respectively, during the third quarter 2014. These volumes represent increases of 17%, 38%, and 6%, respectively, compared to the second quarter of 2014. In September 2014, we began construction of a 200,000 barrel crude oil storage tank on the Arrow gathering system. On September 1, 2014, the Tesoro High Plains Pipeline (THPP) was placed into service and we commenced shipping up to 10,000 Bbls/d of crude oil under our firm transportation agreement with THPP.

•
COLT Hub (Bakken). In the first quarter of 2014, we substantially completed the COLT Hub expansion project (including expansion of rail loading capacity to 160,000 Bbls/d and adding 480,000 barrels of storage) and have since experienced continuing growth on the average daily loading volumes from 98,000 Bbls/d in the first quarter of 2014 to 117,000 Bbls/d during the third quarter of 2014. In October 2014, the COLT Hub loaded its 1,000th crude oil unit train located in North Dakota. We expect to complete the installation of new release and departure tracks at the COLT Hub in November 2014, which will provide greater operational flexibility to our customers and the BNSF Railroad and consequently further improve utilization rates.

•
Transportation Fleet (Bakken). We expect the Red Rock and LT Enterprises fleet acquisitions to (i) further expand the menu of integrated takeaway solutions that we are able to offer to Bakken producers, (ii) provide greater crude marketing opportunities for us in the region, and (iii) provide opportunities to transport water volumes being produced by our Arrow customers until we are able to increase pipeline takeaway capacity on the Arrow system.

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

We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York.  As we prepare for another colder-than-average winter in the Northeast, we remain optimistic that the political headwinds that have delayed our project over the past several quarters will subside following the mid-term election and the New York Department of Environmental Conservation (DEC) will be permitted to issue the approvals required for us to begin the project. On August 11, 2014, the DEC announced that it would convene an issues conference to determine if there are any significant and substantive issues that require an adjudicatory hearing.  The issues conference will be held in Horseheads, New York on February 12, 2015. We have approximately $35.4 million of costs related to the Finger Lakes NGL storage facility included in property, plant and equipment on our balance sheet as of September 30, 2014, excluding goodwill associated with the facility.

On December 6, 2013, TPGS applied to the FERC for approval to abandon up to 22.9 Bcf of its 38.4 Bcf of working gas capacity that the FERC has previously certificated.  TPGS would retain at least 15.5 Bcf of working gas capacity.  The capacity proposed to be abandoned has been and continues to be unsubscribed due to depressed natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.  Reducing the certificated working gas capacity will enable TPGS to operate more efficiently by reducing fixed costs associated with annual lease payments to USM, which subleases the underground caverns to TPGS.  USM and another entity to whom USM directs part of the lease payments, Riverway Storage Holdings, LLC, protested TPGS’s application to the FERC.  The matter remains pending at the FERC.  In January 2014, USM filed a petition in Texas state court alleging that TPGS breached its lease obligations by filing the application with FERC.  We also moved to dismiss the petition based on several grounds.  The state court proceeding has been abated until the FERC acts on TPGS’s application.  In April 2014, TPGS reported to FERC that it held an open season for all the capacity to be abandoned but did not receive an economically acceptable bid.  We continue to believe that TPGS is entitled under its lease to request FERC authorization to reduce the certificated working gas storage capacity, and that a reduction of such certificated working gas storage capacity will result in lower annual lease payments to USM under our lease.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus net interest and debt expense, and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest and the impact of certain significant items, such as non-cash equity compensation expenses, gains and impairments of long-lived assets and goodwill, losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, change in fair value of certain commodity derivative contracts, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

Our consolidated financial statements were originally the financial statements of Legacy Crestwood GP, prior to being acquired by us on June 19, 2013. Financial data presented for the September 30, 2013 periods reflect the operations of Legacy Crestwood GP for the entire period, and the operations of Legacy Inergy from June 19, 2013 to September 30, 2013. The following tables summarize our results of operations for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$1,036.2	$427.2	$2,934.1	$618.5
Costs of product/services sold	843.3	290.0	2,376.9	355.5
Operations and maintenance expense	55.9	37.2	148.7	65.5
General and administrative expense	21.4	29.1	73.4	52.7
Depreciation, amortization and accretion	71.7	55.4	209.2	105.8
Goodwill impairment	—	(4.1)	—	(4.1)
Gain (loss) on long-lived assets, net	(0.9)	4.4	0.8	4.4
Loss on contingent consideration	—	—	(8.6)	—
Operating income	43.0	15.8	118.1	39.3
Earnings (loss) from unconsolidated affiliates, net	0.3	(0.4)	(1.3)	(0.4)
Interest and debt expense, net	(31.5)	(22.8)	(95.8)	(46.2)
Other income, net	0.2	—	0.4	—
Provision for income taxes	(0.1)	(0.5)	(1.1)	(1.2)
Net income (loss)	11.9	(7.9)	20.3	(8.5)
Add:
Interest and debt expense, net	31.5	22.8	95.8	46.2
Provision for income taxes	0.1	0.5	1.1	1.2
Depreciation, amortization and accretion	71.7	55.4	209.2	105.8
EBITDA	$115.2	$70.8	$326.4	$144.7
Non-cash equity compensation expense	4.8	5.6	16.4	7.6
(Gain) loss on long-lived assets, net	0.9	(4.4)	(0.8)	(4.4)
Goodwill impairment	—	4.1	—	4.1
Loss on contingent consideration	—	—	8.6	—
(Earnings) loss from unconsolidated affiliates, net	(0.3)	0.4	1.3	0.4
Adjusted EBITDA from unconsolidated affiliates, net	1.9	0.6	4.0	0.6
Change in fair value of commodity inventory-related derivative contracts	1.0	9.7	(6.8)	11.3
Significant transaction and environmental related costs and other items	5.4	13.1	14.1	22.8
Adjusted EBITDA	$128.9	$99.9	$363.2	$187.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
EBITDA:
Net cash provided by operating activities	$45.7	$56.7	$157.2	$114.1
Net changes in operating assets and liabilities	44.1	(6.7)	97.2	(11.0)
Amortization of debt-related deferred costs, discounts and premiums	(2.0)	(0.9)	(5.9)	(3.0)
Interest and debt expense, net	31.5	22.8	95.8	46.2
Market adjustment on interest rate swap	0.8	0.2	2.0	1.1
Non-cash equity compensation expense	(4.8)	(5.6)	(16.4)	(7.6)
Gain (loss) on long-lived assets, net	(0.9)	4.4	0.8	4.4
Goodwill impairment	—	(4.1)	—	(4.1)
Loss on contingent consideration	—	—	(8.6)	—
Earnings (loss) from unconsolidated affiliates, net	0.3	(0.4)	(1.3)	(0.4)
Deferred income taxes	0.4	2.6	4.5	2.6
Provision for income taxes	0.1	0.5	1.1	1.2
Other non-cash income	—	1.3	—	1.2
EBITDA	$115.2	$70.8	$326.4	$144.7
Non-cash equity compensation expense	4.8	5.6	16.4	7.6
(Gain) loss on long-lived assets, net	0.9	(4.4)	(0.8)	(4.4)
Goodwill impairment	—	4.1	—	4.1
Loss on contingent consideration	—	—	8.6	—
(Earnings) loss from unconsolidated affiliates, net	(0.3)	0.4	1.3	0.4
Adjusted EBITDA from unconsolidated affiliates, net	1.9	0.6	4.0	0.6
Change in fair value of commodity inventory-related derivative contracts	1.0	9.7	(6.8)	11.3
Significant transaction and environmental related costs and other items	5.4	13.1	14.1	22.8
Adjusted EBITDA	$128.9	$99.9	$363.2	$187.1
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$85.3	$46.6	$904.9	$71.1	$48.8	$307.3
Costs of product/services sold	18.6	7.4	817.9	12.9	7.1	270.0
Operations and maintenance expense	15.9	6.0	34.0	14.9	6.8	15.5
Goodwill impairment	—	—	—	(4.1)	—	—
Gain (loss) on long-lived assets, net	(0.9)	—	—	4.4	—	—
Earnings (loss) from unconsolidated affiliates	0.4	—	(0.1)	(0.4)	—	—
EBITDA	$50.3	$33.2	$52.9	$43.2	$34.9	$21.8

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$248.2	$145.4	$2,541.1	$214.6	$55.1	$348.8
Costs of product/services sold	54.9	21.4	2,301.2	40.4	7.7	307.4
Operations and maintenance expense	44.0	18.5	86.2	40.5	7.7	17.3
Goodwill impairment	—	—	—	(4.1)	—	—
Gain on long-lived assets	0.1	0.6	0.1	4.4	—	—
Loss on contingent consideration	(8.6)	—	—	—	—	—
Earnings (loss) from unconsolidated affiliates	0.1	—	(1.4)	(0.4)	—	—
EBITDA	$140.9	$106.1	$152.4	$133.6	$39.7	$24.1

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment as follows: (i) for the three and nine months ended September 30, 2014 compared to the same periods in 2013 for our gathering and processing segment; and (ii) for the three months ended September 30, 2014 compared to the same period in 2013 for our storage and transportation and NGL and crude services segments.

Gathering and Processing

EBITDA for our G&P segment increased by approximately $7 million for both the three and nine months ended September 30, 2014 compared to the same periods in 2013, largely due to the increase in our G&P segment’s revenues of approximately $14.2 million (or 20%) and $33.6 million (or 16%) for those same periods. The increases in our G&P revenues were primarily driven by higher gathering and compression volumes during the three and nine months ended September 30, 2014 compared to the same periods in 2013. We gathered approximately 1.2 Bcf/d and 1.1 Bcf/d of natural gas on our G&P systems during the three and nine months ended September 30, 2014 compared to 1.0 Bcf/d during the same periods in 2013. Our compression volumes increased from 0.3 Bcf/d for both the three and nine months ended September 30, 2013 to 0.8 Bcf/d and 0.7 Bcf/d during the same periods in 2014. The increases in our G&P gathering and compression volumes were primarily due to several new compressor stations placed in service during 2013 and 2014 in the Marcellus Shale and new wells connected to our systems during 2014.
Partially offsetting the increases in our G&P segment’s revenues were higher costs of product/services sold during the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase was primarily due to higher volumes gathered on our New Mexico gathering systems under a gathering and processing agreement we entered into with Legend in April 2014 and increased production at Granite Wash due to new wells connected during 2014. Operations and maintenance expense in our gathering and processing segment increased approximately $1.0 million and $3.5 million during the three and nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the expansion of our assets in the Marcellus Shale. In addition, during the nine months ended September 30, 2014, we had a $8.6 million loss on contingent consideration in connection with the acquisition of the Antero assets.
During the three and nine months ended September 30, 2013, our G&P segment EBITDA was also impacted by a $4.4 million gain on the sale of a cryogenic plant and associated equipment, partially offset by a $4.1 million impairment of goodwill on our Sabine System as a result of a decrease in anticipated revenues due primarily to our inability to renew and extend a significant revenue contract that expired in June 2013.
Storage and Transportation

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended September 30, 2014 compared to the same period in 2013.

EBITDA for our storage and transportation segment decreased by approximately 5% during the three months ended September 30, 2014 compared to the same period in 2013. During the three months ended September 30, 2014, our Tres

Palacios asset contributed a loss of $2.5 million to our storage and transportation EBITDA primarily due to the expiration of several firm storage contracts during 2014 and continued lower demand for services due to low natural gas prices, lower seasonal natural gas spreads and less natural gas price volatility.

The Tres Palacios EBITDA loss was partially offset by higher performance by the other operations in the storage and transportation segment. During the three months ended September 30, 2014, we experienced increased revenues from usage fees on our firm storage and transportation contracts and increased revenues from interruptible services, resulting from increased producer activity and increased locational basis spreads in the Northeast. During the three months ended September 30, 2014, firm throughput from our Northeast storage and transportation services averaged 1.6 Bcf/d compared to 1.3 Bcf/d during the same period in 2013.

Costs of product/services sold and operations and maintenance expenses for our storage and transportation segment were relatively flat during the three months ended September 30, 2014 compared to the same period in 2013.

NGL and Crude Services

EBITDA for our NGL and crude services segment increased by approximately $31.1 million during the three months ended September 30, 2014 compared to the same period in 2013. The increase in our NGL and crude services segment's EBITDA was primarily due to higher volumes on our COLT Hub as a result of our expansion of this facility and increased utilization of non-firm capacity on the system. Also contributing to the increase was $7.2 million of EBITDA produced by our NGL terminalling, supply and logistics operations due to increased demand for propane and butane at our NGL terminals and other facilities, and due to favorable market conditions that allowed our NGL supply and logistics operations to capture more opportunities to generate higher margins from their marketing operations. We also experienced higher revenues as a result of the Arrow acquisition on November 8, 2013. Arrow contributed revenues of approximately $563.3 million for the three months ended September 30, 2014. Our NGL and crude services segment EBITDA does not reflect the results of our Arrow operations for the three months ended September 30, 2013.

Partially offsetting the increases in our NGL and crude services segment's revenues were (i) higher costs of product/services sold primarily related to higher crude volumes gathered and sold on the COLT Hub; (ii) higher costs of product/services sold and operations and maintenance expenses from our Arrow operations of approximately $549.1 million; and (iii) higher operations and maintenance expenses due to the acquisitions of Red Rock and LT Enterprises in 2014.

Other Results

Our consolidated EBITDA for the three and nine months ended September 30, 2014 was $115.2 million and $326.4 million, an increase of $44.4 million and $181.7 million compared to the same periods in 2013. Our consolidated Adjusted EBITDA for the three and nine months ended September 30, 2014 was $128.9 million and $363.2 million, an increase of $29.0 million and $176.1 million compared to the same periods in 2013. Below is a discussion of items impacting our EBITDA that are not included in our segment results described above.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate operations. Our general and administrative expenses decreased from $29.1 million during the three months ended September 30, 2013 to $21.4 million during the three months ended September 30, 2014 due to lower legal and other consulting expenses related to the Crestwood Merger. During the nine months ended September 30, 2014 compared to the same period in 2013, we experienced an increase in our general and administrative expenses which was driven by the assets acquired as a result of Crestwood Holdings' acquisition of our general partner on June 19, 2013 and the Arrow Acquisition on November 8, 2013. In addition, we recognized legal and other consulting expenses primarily related to the Arrow Acquisition, which were approximately $5.4 million for the nine months ended September 30, 2014. We also had increases in payroll and related benefit costs, which reflects the increased scope of our business operations, and an increase of $8.8 million of expenses related to our equity compensation plans during the nine months ended September 30, 2014 compared to the same period in 2013.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and nine months ended September 30, 2014, our depreciation, amortization and accretion expense increased compared to the same period in 2013 primarily due to the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition during 2013.

Interest and Debt Expense - Interest and debt expense increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to (i) higher outstanding balances on our long-term debt, net of repayments; (ii) the assumption of $1.1 billion of long-term debt due to the Crestwood Merger; and (iii) the issuance of $600 million of 6.125% Crestwood Midstream senior notes in November 2013.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Credit Facilities	$7.9	$9.6	$23.1	$18.3
Senior Notes	23.7	15.4	71.0	29.4
Capital lease interest	—	0.1	0.1	0.2
Other debt-related costs	1.3	(0.6)	5.7	0.1
Gross interest and debt expense	32.9	24.5	99.9	48.0
Less: capitalized interest	1.4	1.7	4.1	1.8
Interest and debt expense, net	$31.5	$22.8	$95.8	$46.2

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

CEQP Credit Facility. As of September 30, 2014 we had $66.5 million of available capacity under the CEQP Credit Facility considering our most restrictive debt covenants under that facility. Our NGL supply and logistics business has historically experienced increased working capital requirements during the third and fourth quarters as we purchase and build inventory for the winter demand season. We anticipate funding any such increased working capital requirements and service our outstanding indebtedness, fund growth capital expenditures, and make distributions to unitholders through a combination of cash generated by our operating subsidiaries, distributions received from Crestwood Midstream, and borrowings available under the CEQP Credit Facility.

In conjunction with our increased capital needs and to increase our financial flexibility, we amended the CEQP Credit Facility on September 10, 2014 to, among other things, (i) increase the general partnership commitment from $550 million to $625 million, (ii) decrease the expansion option from $100 million to $25 million, and (iii) modify the maximum total leverage ratio financial covenants. See Item 1. Financial Statements, Note 9 for a further discussion of this amendment.

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

•
Crestwood Midstream Revolver. As of September 30, 2014, Crestwood Midstream had $227.0 million of available capacity under its credit facility considering its most restrictive debt covenants under that facility.

•
Preferred Units. On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors under which it has agreed to sell and the investors have agreed to purchase up to $500 million of Preferred Units at a purchase price of $25.10 per unit prior to September 30, 2015. Concurrently with the closing, Crestwood Midstream sold 11,952,191 Preferred Units to the investors in a privately-placed transaction that generated gross proceeds of approximately $300 million (or approximately $293.7 million of net proceeds after transaction fees and offering expenses). On September 22, 2014, Crestwood Midstream sold an additional 2,988,047 Preferred Units to the investors that generated gross proceeds of approximately $75.0 million (or approximately $73.1 million of net proceeds). Crestwood Midstream expects to use to the proceeds from the issuance of the Preferred Units to fund its expansion and development projects, to reduce borrowings under the Crestwood Midstream Revolver, and for other general partnership purposes. Crestwood Midstream expects to issue an additional $125 million of Preferred Units to the Class A Purchasers prior to September 30, 2015. See Item 1, Financial Statements, Note 10 for a more detailed description of the Preferred Units.

•
Equity Distribution Agreement. On July 10, 2014, Crestwood Midstream entered into an equity distribution agreement with several financial institutions under which it may offer and sell from time to time through one or more managers, its common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market equity distribution program will be issued under its ATM registration statement that became effective on May 27, 2014. Crestwood Midstream will pay the managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under its ATM program, and net proceeds from equity sold under this program will be used to fund expansion and development projects, to finance acquisitions, to reduce borrowings under the Crestwood Midstream Revolver, and for other general partnership purposes. Crestwood Midstream has not issued any common units under this equity distribution program. See Item 1, Financial Statements, Note 10 for more information on the ATM equity distribution program.

As of September 30, 2014, we were in compliance with all our debt covenants related to the CEQP Credit Facilities, Crestwood Midstream Revolver and our Senior Notes. See Item 1, Financial Statements, Note 9 for a more detailed description of these credit facilities. We believe our current liquidity sources and operating cash flows will be sufficient to fund our future operating and capital requirements.

The following table provides a summary of our cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$157.2	$114.1
Net cash used in investing activities	(371.7)	(333.9)
Net cash provided by financing activities	211.5	228.5

Operating Activities

During the nine months ended September 30, 2014, we experienced an increase in our operating cash flows compared to the same period in 2013 primarily attributable to the Crestwood Merger and the Arrow Acquisition which occurred in 2013. These transactions resulted in higher operating revenues of approximately $2,282.6 million, partially offset by (i) higher costs of products/services sold, operations and maintenance expenses and general and administrative expenses of approximately $2,107.3 million and (ii) a decrease in cash associated with net changes in working capital of approximately $108.2 million. In addition, our interest paid during the nine months ended September 30, 2014 increased compared to the same period in 2013 due to higher outstanding balances on our credit facilities.

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

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the nine months ended September 30, 2014 (in millions):

Growth capital	$223.6
Maintenance capital	16.7
Other (1)	30.4
Total	$270.7

(1)     Represents capital expenditures that are reimbursable by third parties.

During the first half of 2014, we acquired substantially all of the operating assets of Red Rock and LT Enterprises for approximately $12.1 million and $9.0 million, respectively. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 4. During the nine months ended September 30, 2013, we paid approximately $130.0 million to acquire investments in our unconsolidated affiliates. We also made capital contributions during the nine months ended September 30, 2014 and 2013 of approximately $81.8 million and $22.5 million to our unconsolidated affiliates to fund their capital projects. For a further discussion of investment in our unconsolidated affiliates, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the nine months ended September 30, 2014 and 2013, included the following:

Equity Transactions

•	$33.5 million increase in distributions to partners during the nine months ended September 30, 2014 compared to the same period in 2013;

•	$112.4 million increase in distributions to non-controlling partners during the nine months ended September 30, 2014 compared to the same period in 2013:

•	$366.8 million net proceeds from the issuance of Crestwood Midstream's Class A Preferred Units during the nine months ended September 30, 2014;

•	$53.9 million and $96.1 million in proceeds from the issuance of preferred security units to GE during the nine months ended September 30, 2014 and 2013;

•	$118.5 million net proceeds from the issuance of Legacy Crestwood common units during the nine months ended September 30, 2013;

•	$238.2 million net proceeds from the issuance of Legacy Inergy common units during the nine months ended September 30, 2013; and

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in January 2013.

Debt Transactions

•	$34.1 million increase in net borrowings of long-term debt during the nine months ended September 30, 2014 compared to the same period in 2013.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2013 Annual Report on Form 10-K other than as follows.

Goodwill Impairment

Our goodwill represents the excess of the amount we paid for a business over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment annually on December 31, and whenever events indicate that the fair value of a reporting unit could be less than its carrying amount. This evaluation requires us to compare the fair value of a reporting unit to is carrying value (including goodwill). If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. In conjunction with the reverse merger, we modified our segments and now our financial statements reflect three operating and reportable segments; (i) gathering and processing operations; (ii) NGL and crude services operations; and (iii) storage and transportation operations. We have identified 13 reporting units within these three operating and reportable segments that contain goodwill.

As described above, during interim periods we evaluate our reporting units for events and changes that could indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. Although we do not believe that it is more likely than not that any of our reporting units have a fair value that is less than its carrying amount at September 30, 2014, we believe that a 5% decrease in the estimated future cash flows or a 1% increase in the discount rate used to estimate the fair value of our reporting units would not have resulted in a material impairment of our goodwill related to any of our reporting units, other than potentially the $14.2 million of goodwill related to our Granite Wash reporting unit and $14.8 million of goodwill related to our US Salt reporting unit, given that the operating performance of these reporting units were lower than what was originally anticipated for them during the nine months ended September 30, 2014. We expect that the operating performance of Granite Wash and US Salt will increase from their current levels in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2013 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2013 to September 30, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material updates to the Risk Factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Registration Statement on Form S-1 filed on March 14, 2001)

3.1A	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on May 12, 2003)

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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 6, 2014	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)