Form 10-Q
period 2015-06-30
Crestwood Equity Partners LP
filed 2015-08-07
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2015, the registrant had 187,278,781 common units outstanding.

CRESTWOOD EQUITY PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$1.3	$8.8
Accounts receivable	302.9	379.6
Inventory	38.8	46.6
Assets from price risk management activities	31.8	79.8
Prepaid expenses and other current assets	26.4	23.3
Total current assets	401.2	538.1

Property, plant and equipment (Note 4)	4,314.4	4,273.9
Less: accumulated depreciation and depletion	461.4	380.1
Property, plant and equipment, net	3,853.0	3,893.8

Intangible assets (Note 4)	1,441.0	1,441.9
Less: accumulated amortization	260.3	210.6
Intangible assets, net	1,180.7	1,231.3

Goodwill	2,210.8	2,491.8
Investment in unconsolidated affiliates (Note 5)	324.2	295.1
Other assets	9.8	11.3
Total assets	$7,979.7	$8,461.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$178.1	$241.2
Accrued expenses and other liabilities (Note 4)	108.9	154.6
Liabilities from price risk management activities	5.8	25.4
Current portion of long-term debt (Note 8)	12.3	3.7
Total current liabilities	305.1	424.9

Long-term debt, less current portion (Note 8)	2,507.1	2,392.8
Other long-term liabilities	46.9	47.2
Deferred income taxes	10.4	12.0
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Crestwood Equity Partners LP partners’ capital (187,252,262 and 186,403,667 common units issued and outstanding at June 30, 2015 and December 31, 2014)	692.6	776.2
Interest of non-controlling partners in subsidiaries	4,417.6	4,808.3
Total partners’ capital	5,110.2	5,584.5
Total liabilities and partners’ capital	$7,979.7	$8,461.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Gathering and processing	$73.3	$82.7	$150.6	$161.3
Storage and transportation	44.0	47.8	89.7	98.8
NGL and crude services	523.1	795.1	1,130.6	1,636.2
Related party (Note 13)	1.1	0.7	2.1	1.6
	641.5	926.3	1,373.0	1,897.9
Costs of product/services sold:
Gathering and processing	5.6	7.8	10.0	15.5
Storage and transportation	3.4	7.2	6.7	14.0
NGL and crude services	442.8	722.8	956.5	1,483.3
Related party (Note 13)	7.7	9.8	16.0	20.8
	459.5	747.6	989.2	1,533.6
Expenses:
Operations and maintenance	43.9	48.7	94.5	92.8
General and administrative	30.6	24.1	58.1	52.0
Depreciation, amortization and accretion	74.8	71.2	149.0	137.5
	149.3	144.0	301.6	282.3
Other operating income (expense):
Gain (loss) on long-lived assets, net	(0.6)	1.2	(1.6)	1.7
Goodwill impairment	(281.0)	—	(281.0)	—
Loss on contingent consideration	—	(6.5)	—	(8.6)
Operating income (loss)	(248.9)	29.4	(200.4)	75.1
Earnings (loss) from unconsolidated affiliates, net	5.0	(1.5)	8.4	(1.6)
Interest and debt expense, net	(35.4)	(32.6)	(69.0)	(64.3)
Loss on modification/extinguishment of debt	(17.1)	—	(17.1)	—
Other income, net	0.1	0.1	0.3	0.2
Income (loss) before income taxes	(296.3)	(4.6)	(277.8)	9.4
Provision (benefit) for income taxes	(0.3)	0.2	0.1	1.0
Net income (loss)	(296.0)	(4.8)	(277.9)	8.4
Net loss attributable to non-controlling partners	256.0	0.4	246.2	6.8
Net income (loss) attributable to Crestwood Equity Partners LP	$(40.0)	$(4.4)	$(31.7)	$15.2

Subordinated unitholders' interest in net income (loss)	$(0.9)	$(0.1)	$(0.7)	$0.4
Common unitholders' interest in net income (loss)	$(39.1)	$(4.3)	$(31.0)	$14.8

Net income (loss) per limited partner unit:
Basic	$(0.21)	$(0.02)	$(0.17)	$0.08
Diluted	$(0.21)	$(0.02)	$(0.17)	$0.08

Weighted-average limited partners’ units outstanding (in thousands):
Basic	182,838	182,116	182,820	182,001
Dilutive units	4,388	4,388	4,388	4,388
Diluted	187,226	186,504	187,208	186,389
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(296.0)	$(4.8)	$(277.9)	$8.4
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	(0.4)	0.7	(0.4)	(0.1)
Comprehensive income (loss)	$(296.4)	$(4.1)	$(278.3)	$8.3

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Crestwood Equity Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2014	$776.2	$4,808.3	$5,584.5
Distributions to partners	(51.5)	(152.4)	(203.9)
Unit-based compensation charges	1.6	10.1	11.7
Taxes paid for unit-based compensation vesting	(1.6)	(2.1)	(3.7)
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	(0.4)	—	(0.4)
Other	—	(0.1)	(0.1)
Net loss	(31.7)	(246.2)	(277.9)
Balance at June 30, 2015	$692.6	$4,417.6	$5,110.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income (loss)	$(277.9)	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	149.0	137.5
Amortization of debt-related deferred costs, discounts and premiums	4.4	3.9
Market adjustment on interest rate swaps	(0.5)	(1.2)
Unit-based compensation charges	11.7	11.6
(Gain) loss on long-lived assets, net	1.6	(1.7)
Goodwill impairment	281.0	—
Loss on contingent consideration	—	8.6
Loss on modification/extinguishment of debt	17.1	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions	(2.1)	1.6
Deferred income taxes	(1.6)	(4.1)
Other	0.4	—
Changes in operating assets and liabilities, net of effects from acquisitions	28.0	(37.4)
Net cash provided by operating activities	211.1	127.2

Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(19.5)
Purchases of property, plant and equipment	(83.5)	(188.0)
Investment in unconsolidated affiliates	(28.0)	(48.6)
Capital distributions from unconsolidated affiliates	1.0	—
Proceeds from sale of assets	2.1	—
Net cash used in investing activities	(108.4)	(256.1)

Financing activities
Proceeds from the issuance of long-term debt	2,154.6	1,244.3
Principal payments on long-term debt	(2,030.6)	(1,224.4)
Payments on capital leases	(1.2)	(1.9)
Payments for debt-related deferred costs	(11.7)	—
Financing fees paid for early debt redemption	(13.6)	—
Distributions to partners	(51.5)	(51.3)
Distributions paid to non-controlling partners	(152.4)	(148.3)
Net proceeds from issuance of preferred equity of subsidiary	—	33.6
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	—	293.7
Taxes paid for unit-based compensation vesting	(3.7)	(3.8)
Other	(0.1)	—
Net cash provided by (used in) financing activities	(110.2)	141.9

Net change in cash	(7.5)	13.0
Cash at beginning of period	8.8	5.2
Cash at end of period	$1.3	$18.2

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(11.3)	$14.7

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

Our general partner, Crestwood Equity GP LLC, owns our non-economic general partnership interest. Our general partner is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve). As of June 30, 2015, First Reserve owns approximately 26% of our common units, and 4,387,889 of our subordinated units.

We indirectly own Crestwood Midstream GP LLC, the non-economic general partner of Crestwood Midstream Partners LP (Crestwood Midstream or CMLP) and, consequently, manage and control Crestwood Midstream. As of June 30, 2015, we also own approximately 4% of Crestwood Midstream’s limited partnership interests and 100% of its incentive distribution rights (IDRs), which entitle us to receive 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit. As of June 30, 2015, Crestwood Holdings also owns approximately 11% of the Crestwood Midstream common units.

On May 5, 2015, the Company, CMLP and certain of its affiliates entered into a definitive agreement under which CMLP has agreed to merge with a wholly-owned subsidiary of the Company, with CMLP surviving as a wholly-owned subsidiary of the Company (the Simplification Merger).  As part of the merger consideration, CMLP’s common unitholders will become unitholders of the Company in a tax free exchange, with CMLP’s common unitholders receiving 2.75 common units of the Company for each common unit of CMLP held upon completion of the merger.  Upon completion of the Simplification Merger, CMLP’s IDRs will be eliminated and its common units will cease to be listed on the New York Stock Exchange (NYSE).  We expect to complete the merger in the third quarter of 2015, subject to the approval by CMLP's unitholders and the satisfaction of customary closing conditions. For additional information about the Simplification Merger, see Note 16.

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

We own and operate the proprietary NGL supply and logistics business (including our West Coast processing and fractionation facility, Seymour storage facility, terminals and transportation fleet). All of our other consolidated assets are owned by or through Crestwood Midstream.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial information as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is unaudited. The consolidated balance sheet as of December 31, 2014, was derived from the audited balance sheet filed in our 2014 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Our consolidated financial statements for the prior period include reclassifications that were made to conform to the current period presentation. Cash inflows of $15.7 million related to reimbursements of capital expenditures from producers have been reclassified from investing activities to changes in operating assets and liabilities, net of effects from acquisitions under operating activities in our consolidated statements of cash flows for the six months ended June 30, 2014 to conform with the current period presentation. The reclassification was not significant to our previously reported consolidated financial statements.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2014 Annual Report on Form 10-K. Below is an update of our estimates related to goodwill.

Goodwill

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, enterprise value and the potential value we would receive if we sold the reporting unit. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our reporting units (which includes assumptions, among others, about estimating future operating margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the growth assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to the significant, sustained decrease in the market price of our common units from January 1, 2015 to June 30, 2015, we evaluated our reporting units and determined it was more likely than not that the goodwill associated with four of our reporting units was impaired as of June 30, 2015: Fayetteville (G&P segment), West Coast (NGL and Crude Services segment), Watkins Glen (NGL and Crude Services segment) and Barnett (G&P segment). As a result of further analysis of the fair value of goodwill at these reporting units, we recorded goodwill impairments of $8.3 million, $28.4 million, $31.9 million and $212.4 million related to our Fayetteville, West Coast, Watkins Glen and Barnett reporting units, respectively, during the three months ended June 30, 2015. The impairment of our Fayetteville and West Coast goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting units from 9% to 10%, considering the continued decrease in commodity prices and its impact on the midstream industry and our customers in these areas. The impairment of our Watkins Glen goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting unit from 10.5% to 13.3% and continued delays and uncertainties in the permitting of our proposed NGL storage facility. The impairment of our Barnett goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting unit from 9% to 11%, considering the recent actions of our primary customer in the Barnett Shale, Quicksilver, related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015. We have approximately $64.2 million, $57.6 million, $34.3 million and $44.8 million of goodwill remaining on the balance sheet as of June 30, 2015 related to our Fayetteville, West Coast, Watkins Glen and Barnett reporting units, respectively, which represents the fair value of the goodwill related to those reporting units at June 30, 2015, which is a Level 3 fair value measurement. We continue to monitor these goodwill amounts and the $2,010 million of goodwill associated with our other reporting units as of June 30, 2015, and continued increases in discount rates, declines in the projected future operating performance of our reporting units or sustained decreases in the market price of our common units could result in future goodwill impairments.

New Accounting Pronouncements Issued But Not Yet Adopted

As of June 30, 2015, the following accounting standards had not yet been adopted by us.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We expect to adopt the provisions of this standard effective January 1, 2018 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Note 3 – Acquisitions

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

LT Enterprises. On May 9, 2014, Crestwood Midstream purchased substantially all of the operating assets of LT Enterprises, Inc. (LT Enterprises) for approximately $10.7 million, comprised of $9.0 million paid at closing plus deferred payments of $1.7 million. These operations are located in Watford City, North Dakota and provide crude oil and produced water hauling services primarily to the oilfields of western North Dakota. The acquired assets include a fleet of approximately 38 tractors, 51 crude trailers and 17 service vehicles with 20,000 barrels per day of transportation capacity. In addition, Crestwood Midstream acquired employee housing and 20 acres of greenfield real property located two miles south of Watford City. In the second quarter of 2014, we finalized the purchase price and allocated all of the purchase price to property, plant and equipment and intangible assets. These assets are included in our NGL and crude services segment.

The acquisitions of Red Rock and LT Enterprises were not material to our NGL and crude services segment's results of operations for the three and six months ended June 30, 2014. In addition, transaction costs related to these acquisitions were not material for the three and six months ended June 30, 2014.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
Gathering systems and pipelines	$1,419.5	$1,410.9
Facilities and equipment	1,671.1	1,648.3
Buildings, land, rights-of-way, storage contracts and easements	845.5	841.5
Vehicles	46.0	45.2
Construction in process	160.2	156.5
Base gas	37.5	37.5
Salt deposits	120.5	120.5
Office furniture and fixtures	14.1	13.5
	4,314.4	4,273.9
Less: accumulated depreciation and depletion	461.4	380.1
Total property, plant and equipment, net	$3,853.0	$3,893.8

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $5.3 million included in property, plant and equipment, net at June 30, 2015 and December 31, 2014.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
Customer accounts	$583.7	$583.7
Covenants not to compete	9.6	9.6
Gas gathering, compression and processing contracts	726.1	730.2
Acquired storage contracts	29.0	29.0
Trademarks	32.1	32.2
Deferred financing costs	60.5	57.2
	1,441.0	1,441.9
Less: accumulated amortization	260.3	210.6
Total intangible assets, net	$1,180.7	$1,231.3

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
Accrued expenses	$44.4	$52.5
Accrued property taxes	6.3	2.2
Accrued product purchases payable	1.0	0.7
Tax payable	—	1.6
Interest payable	27.8	23.5
Accrued additions to property, plant and equipment	11.9	20.0
Commitments and contingent liabilities (Note 12)	—	40.0
Capital leases	1.9	1.9
Deferred revenue	15.6	12.2
Total accrued expenses and other liabilities	$108.9	$154.6

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	June 30,		June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2015		2015	2014	2015	2014	2015	2014
Jackalope Gas Gathering Services, L.L.C.(1)	50.00%	(4)	$249.9	$232.9	$1.1	$(0.6)	$3.6	$(0.3)
Tres Palacios Holdings LLC(2)	50.01%		41.3	36.0	0.6	—	1.5	—
Powder River Basin Industrial Complex, LLC(3)	50.01%		33.0	26.2	3.3	(0.9)	3.3	(1.3)
Total			$324.2	$295.1	$5.0	$(1.5)	$8.4	$(1.6)

(1)
As of June 30, 2015, our investment balance exceeded our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) by approximately $52.2 million. We amortize and generally assess the recoverability of this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation and RKI Exploration and Production, LLC, and we reflect the amortization as a reduction of our earnings from unconsolidated affiliates. We recorded amortization of approximately $0.7 million for the three months ended June 30, 2015 and 2014, and $1.5 million for the six months ended June 30, 2015 and 2014. Our Jackalope investment is included in our gathering and processing segment.

(2)
In December 2014, one of our consolidated subsidiaries and an affiliate of Brookfield Infrastructure Group (Brookfield) formed the Tres Palacios Holdings LLC (Tres Holdings) joint venture. As of June 30, 2015, our equity in the underlying net assets exceeded our investment balance in Tres Holdings by approximately $29.7 million. We amortize and generally assess the recoverability of this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2015. Our Tres Holdings investment is included in our storage and transportation segment.

(3)
As of June 30, 2015, our investment balance approximated our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC). During the three and six months ended June 30, 2015, we recorded additional equity earnings of approximately $3.2 million related to a gain associated with the adjustment of our member's capital account by our equity investee. Our PRBIC investment is included in our NGL and crude services segment.

(4)	Excludes non-controlling interests related to our investment in Jackalope. See Note 10 for a further discussion of our non-controlling interest related to our investment in Jackalope.

Distributions and Contributions

Jackalope. Jackalope is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2015, we received a cash distribution of approximately $4.5 million from Jackalope. During the six months ended June 30, 2014, Jackalope did not make any distributions to its members. In July 2015, we received a cash distribution of approximately $4.2 million from Jackalope. During the six months ended June 30, 2015 and 2014, we contributed approximately $17.9 million and $45.8 million to Jackalope.

Tres Holdings. Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. During the six months ended June 30, 2015, we received a cash distribution of approximately $2.1 million from Tres Holdings. In July 2015, we received a cash distribution of approximately $1.9 million from Tres Holdings. During the six months ended June 30, 2015, we contributed approximately $5.7 million to Tres Holdings.

PRBIC. PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2015, we received a cash distribution of approximately $0.7 million from PRBIC. During the six months ended June 30, 2014, PRBIC did not make any distributions to its members. In July 2015, we received a cash distribution of approximately $0.6 million from PRBIC. During the six months ended June 30, 2015 and 2014, we contributed approximately $4.2 million and $2.8 million to PRBIC.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We will periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and six months ended June 30, 2015, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $2.9 million and $5.3 million. During the three and six months ended June 30, 2014, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $5.0 million and $4.5 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015		December 31, 2014
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	10.2	12.3	6.8	8.4
Natural gas (MMBTU’s)	—	—	0.2	0.1

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 35 months or less; however, 89% of the contracts expire within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2015 and December 31, 2014 were energy marketers and propane retailers, resellers and dealers.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2015 was $3.7 million, for which we posted no collateral and at December 31, 2014 was $5.2 million for which we posted $1.8 million of collateral in the normal course of business. In addition, at June 30, 2015 and December 31, 2014, we had a New York Mercantile Exchange (NYMEX) related net derivative liability position of $20.2 million and $36.9 million, for which we posted $28.8 million and $41.9 million of cash collateral in the normal course of business. At June 30, 2015 and December 31, 2014, we also received collateral of $10.5 million and $33.6 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of June 30, 2015 and December 31, 2014, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their carrying amounts as of June 30, 2015 and December 31, 2014 due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP Senior Notes	$10.6	$10.6	$11.4	$11.6
Crestwood Midstream 2019 Senior Notes	$—	$—	$351.0	$360.5
Crestwood Midstream 2020 Senior Notes	$503.7	$517.5	$504.0	$481.6
Crestwood Midstream 2022 Senior Notes	$600.0	$615.6	$600.0	$568.5
Crestwood Midstream 2023 Senior Notes	$700.0	$729.8	$—	$—

Financial Assets and Liabilities

As of June 30, 2015 and December 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and interest rates. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(1)	Total
Assets
Assets from price risk management	$0.1	$49.8	$—	$49.9	$(18.1)	$31.8
Suburban Propane Partners, L.P. units(2)	5.7	—	—	5.7	—	5.7
Total assets at fair value	$5.8	$49.8	$—	$55.6	$(18.1)	$37.5

Liabilities
Liabilities from price risk management	$—	$39.9	$—	$39.9	$(34.1)	$5.8
Interest rate swaps(3)	—	1.1	—	1.1	—	1.1
Total liabilities at fair value	$—	$41.0	$—	$41.0	$(34.1)	$6.9

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

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle asset and liability positions as well as cash collateral held or placed with the same counterparties.

(2)	Our Suburban Propane Partners, L.P. units are included in prepaid expenses and other current assets on our consolidated balance sheets.

(3)	Interest rate swaps are included in other long-term liabilities on our consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
CEQP Credit Facility	$341.2	$369.0
CEQP Senior Notes	10.6	11.4
Crestwood Midstream Revolver	358.3	555.0
Crestwood Midstream 2019 Senior Notes	—	350.0
Premium on Crestwood Midstream 2019 Senior Notes	—	1.0
Crestwood Midstream 2020 Senior Notes	500.0	500.0
Fair value adjustment of Crestwood Midstream 2020 Senior Notes	3.7	4.0
Crestwood Midstream 2022 Senior Notes	600.0	600.0
Crestwood Midstream 2023 Senior Notes	700.0	—
Other	5.6	6.1
Total debt	2,519.4	2,396.5
Less: current portion	12.3	3.7
Total long-term debt	$2,507.1	$2,392.8

We and our subsidiaries do not provide credit support or guarantee any amounts outstanding under the credit facility or senior notes of Crestwood Midstream. Crestwood Midstream and its subsidiaries do not provide credit support or guarantee any amounts outstanding under our credit facility or senior notes. In conjunction with the Simplification Merger, we intend to repay and retire the CEQP Credit Facility and the CEQP Senior Notes, and to amend and restate the Crestwood Midstream Revolver (see Note 16 for additional information).

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2015, we had $104.1 million of available capacity under the revolving credit facility (excluding standby letters of credit) considering our most restrictive debt covenants under the facility. At June 30, 2015 and December 31, 2014, our outstanding standby letters of credit were $49.7 million and $56.7 million. The interest rates on the CEQP Credit Facility are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.19% and 4.25% at June 30, 2015 and between 2.91% and 5.00% at December 31, 2014. The weighted-average interest rate as of June 30, 2015 and December 31, 2014 was 2.32% and 3.02%.

Restrictive Covenants. The CEQP Credit Facility contains the following financial covenants:

•
the ratio of our total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement) was amended in September 2014 to increase the ratio to (i) 5.00 to 1.0 for the quarter ended June 30, 2015, and (ii) 4.75 to 1.0 for the quarter ended September 30, 2015 and all subsequent quarters.

•	the ratio of our consolidated EBITDA to consolidated interest expense (as defined in the credit agreement), for the four quarters then most recently ended, must not be less than 2.50 to 1.0.

At June 30, 2015, the total funded debt to consolidated EBITDA was approximately 3.61 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 7.89 to 1.0.

At June 30, 2015, we were in compliance with the debt covenants in the CEQP Credit Facility.

Interest Rate Swaps. We enter into interest rate swaps to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements require us to make quarterly payments to the counterparty on an aggregate notional amount based on fixed rates. In exchange, the counterparty is required to make quarterly floating interest rate payments on the same date to us based on the three-month LIBOR applied to the same aggregate notional amount. In February 2015, five of our interest rate swaps matured, with an aggregate notional amount of $175.0 million and fixed rates ranging from 0.84% to 2.35%. As of June 30, 2015, we had one swap agreement, with a notional amount of $50 million and a fixed rate of 2.52%. This agreement matures in 2016. During the three and six months ended June 30, 2015, we recorded a gain of approximately $0.2 million and $0.5 million associated with these interest rate swaps, which is reflected as a reduction of our interest and debt expense, net on our consolidated statements of operations.

CEQP Senior Notes

At June 30, 2015, we had $10.6 million in outstanding senior notes, the majority of which mature on October 1, 2018 and have a coupon rate of 7%. The outstanding senior notes do not contain any financial covenants.

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

At June 30, 2015, Crestwood Midstream had $489.6 million of available capacity under the Crestwood Midstream Revolver considering the most restrictive debt covenants in its credit agreement. At June 30, 2015 and December 31, 2014, the balance outstanding under the Crestwood Midstream Revolver was $358.3 million and $555.0 million and its outstanding standby letters of credit were $5.5 million and $15.1 million. Borrowings under the Crestwood Midstream Revolver accrue interest at prime or LIBOR-based rates plus applicable spreads, which resulted in interest rates between 2.94% and 5.00% at June 30, 2015 and 2.66% and 4.75% at December 31, 2014. The weighted-average interest rate as of June 30, 2015 and December 31, 2014 was 2.97% and 2.86%.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restrictive Covenants. Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.00 to 1.0 (or, if applicable, 5.50 to 1.0 during certain periods immediately following a material acquisition by Crestwood Midstream) and a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0. As a result of Crestwood Midstream's election to increase the permitted net debt to consolidated EBITDA ratio in conjunction with its 50.01% acquisition of Tres Holdings, the net debt to consolidated EBITDA ratio required by its credit agreement is 5.50 for a 270-day period commencing December 3, 2014. At June 30, 2015, the net debt to consolidated EBITDA was approximately 4.48 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 4.17 to 1.0.

Crestwood Midstream Senior Notes

In March 2015, Crestwood Midstream issued $700.0 million of 6.25% unsecured Senior Notes due 2023 (the 2023 Senior Notes) in a private offering. The 2023 Senior Notes will mature on April 1, 2023, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds from this offering of approximately $688.3 million were used to pay down borrowings under the Crestwood Midstream Revolver and for Crestwood Midstream’s general partnership purposes.

On April 8, 2015, Crestwood Midstream redeemed its 2019 Senior Notes for approximately $364.1 million, including accrued interest of $0.5 million and a call premium of $13.6 million. Crestwood Midstream utilized approximately $315 million of its credit facility to redeem all of its outstanding 2019 Senior Notes. In conjunction with the redemption of its 2019 Senior Notes, Crestwood Midstream recorded approximately $17.1 million of loss on extinguishment of debt during the second quarter of 2015.

Crestwood Midstream's senior notes are guaranteed on a senior unsecured basis by all of its domestic restricted subsidiaries, subject to certain exceptions.

At June 30, 2015, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream Revolver and its senior notes.

Note 9 - Earnings Per Limited Partner Unit

Our net income (loss) attributable to Crestwood Equity Partners is allocated to the subordinated and limited partner unitholders based on their ownership percentage. We calculate basic net income per limited partner unit using the two-class method. Diluted net income per limited partner unit is computed by dividing net income attributable to the limited partners by the weighted-average number of units outstanding and the effect of dilutive units outstanding. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the three and six months ended June 30, 2015 and 2014.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 – Partners’ Capital

Distributions

Distributions to Partners

A summary of our limited partner quarterly cash distributions for the six months ended June 30, 2015 and 2014 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2015
February 6, 2015	February 13, 2015	$0.1375	$25.8
May 8, 2015	May 15, 2015	$0.1375	25.7
			$51.5
2014
February 7, 2014	February 14, 2014	$0.1375	$25.6
May 8, 2014	May 15, 2014	$0.1375	25.7
			$51.3

On July 23, 2015, we declared a distribution of $0.1375 per limited partner unit to be paid on August 14, 2015, to unitholders of record on August 7, 2015 with respect to the second quarter of 2015.

Non-Controlling Partners

Crestwood Midstream Class A Preferred Units

On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors, including Magnetar Financial, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, Crestwood Midstream has agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from Crestwood Midstream up to $500 million of Preferred Units at a fixed price of $25.10 per unit on or before September 30, 2015. Through December 31, 2014, the Class A Purchasers purchased 17,529,879 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to us of approximately $440.0 million (net proceeds of approximately $430.5 million after deducting transaction fees and offering expenses). During the three and six months ended June 30, 2015 and through the date of this filing, we did not sell any Preferred Units to the Class A Purchasers under these agreements. As of June 30, 2015, Crestwood Midstream had 18,756,098 Preferred Units issued and outstanding, including quarterly distributions paid in kind.

In conjunction with the Simplification Merger, (i) Crestwood Midstream will issue the remaining $60 million of Preferred Units available for purchase by the Class A Purchasers under their $500 million equity commitment; and (ii) the Preferred Units will, upon completion of the merger, be exchanged for new preferred units of CEQP with substantially similar terms and conditions to those of the Preferred Units (see Note 16 for additional information).

Crestwood Niobrara Preferred Interest

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. During the six months ended June 30, 2014, GE made capital contributions of $33.6 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. GE did not make capital contributions to Crestwood Niobrara during the six months ended June 30, 2015.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Loss Attributable to Non-Controlling Partners

The components of net loss attributable to non-controlling partners on our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Crestwood Midstream limited partner interests	$(269.2)	$(5.2)	$(274.2)	$(14.7)
Crestwood Midstream Class A preferred units	7.5	1.1	16.7	1.1
Crestwood Niobrara preferred interests	5.7	3.7	11.3	6.8
Net loss attributable to non-controlling partners	$(256.0)	$(0.4)	$(246.2)	$(6.8)

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. The Crestwood Midstream partnership agreement requires it to distribute, within 45 days after the end of each quarter, all available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. We are not entitled to distributions on our non-economic general partner interest in Crestwood Midstream. Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner and distributions on the limited partner units owned by us) of $148.6 million and $148.3 million during the six months ended June 30, 2015 and 2014.

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

During the six months ended June 30, 2015, Crestwood Midstream issued 838,228 Class A Preferred Units to its preferred unitholders in lieu of paying a cash distribution. On July 23, 2015, the board of directors of our general partner authorized the issuance of 433,707 Class A Preferred Units to our preferred unitholders for the quarter ended June 30, 2015 in lieu of paying a cash distribution.

Crestwood Niobrara Preferred Unitholders. In January 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution for the quarter ended December 31, 2014. Beginning in the first quarter of 2015, Crestwood Niobrara no longer had the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution. During the six months ended June 30, 2015, Crestwood Niobrara paid a cash distribution of $3.8 million to GE. During the three and six months ended June 30, 2014, Crestwood Niobrara issued 2,536,010 and 4,746,304 preferred units to GE in lieu of paying cash distributions. On July 30, 2015, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended June 30, 2015.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Partners’ Capital Transactions

Equity Distribution Agreement

Effective May 8, 2015, Crestwood Midstream suspended the equity distribution program with certain financial institutions under which it was allowed to offer and sell, from time to time through one or more of these financial institutions, common units having an aggregate offering price of up to $300.0 million. Prior to the suspension of this program, Crestwood Midstream did not issue any common units through these financial institutions.

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

Note 11 - Equity Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) and the Crestwood Midstream Partners LP Long Term Incentive Plan (Crestwood Midstream LTIP) in order to align the economic interests of key employees and directors with those of CEQP and Crestwood Midstream's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted and phantom units which vest based upon continued service. Under the terms of the Simplification Merger, the restricted and phantom common units granted under the Crestwood Midstream LTIP will be converted into 2.75 restricted units of CEQP.

Crestwood LTIP

The following table summarizes information regarding restricted and phantom unit activity during the six months ended June 30, 2015:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	1,315,880	$13.21
Vested - restricted units	(780,741)	$12.78
Vested - phantom units	(48,563)	$6.71
Granted - restricted units	1,177,780	$6.79
Granted - phantom units	372,472	$6.68
Forfeited(1)	(135,246)	$9.66
Unvested - June 30, 2015	1,901,582	$8.55

(1) We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in work force. As a result, 72,634 restricted units were forfeited during the six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, we had total unamortized compensation expense of approximately $10.9 million and $8.1 million related to restricted and phantom units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $2.9 million and $2.9 million (including $2.2 million and $1.9 million that was allocated to Crestwood Midstream) during the three months ended June 30, 2015 and 2014 and $5.6 million and $5.4 million (including $4.4 million and $3.6 million that was allocated to Crestwood Midstream) under the Crestwood LTIP during the six months ended June 30, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted and phantom units with a grant date fair value of approximately $8.0 million and $2.5 million during the six months ended June 30, 2015. As of June 30, 2015, we had 12,749,713 units available for issuance under the Crestwood LTIP.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Restricted Units.  Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended June 30, 2015 and 2014, we withheld 137 and 109,104 common units to satisfy employee tax withholding obligations and during the six months ended June 30, 2015 and 2014, we withheld 242,502 and 156,904 common units.

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

Crestwood Midstream LTIP

The following table summarizes information regarding restricted and phantom unit activity during the six months ended June 30, 2015:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	834,796	$23.18
Vested - restricted units	(449,667)	$22.93
Vested - phantom units	(21,578)	$16.05
Granted - restricted units	522,328	$16.01
Granted - phantom units	165,501	$15.99
Forfeited(1)	(70,522)	$20.03
Unvested - June 30, 2015	980,858	$18.65

(1) We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in work force. As a result, 39,172 restricted units were forfeited during the six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, we had total unamortized compensation expense of approximately $12.4 million and $9.5 million related to restricted and phantom units issued under the Crestwood Midstream LTIP, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of the general partner of CEQP, which vest over one year. Crestwood Midstream recognized compensation expense of approximately $3.1 million and $3.3 million during the three months ended June 30, 2015 and 2014 and $6.1 million and $6.2 million during the six months ended June 30, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted and phantom units with a grant date fair value of approximately $8.4 million and $2.6 million during the six months ended June 30, 2015.  As of June 30, 2015, we had 17,219,872 units available for issuance under the Crestwood Midstream LTIP.

Crestwood Midstream Restricted Units.  Under the Crestwood Midstream LTIP, participants who have been granted restricted units may elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood Midstream LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When such common units are withheld, Crestwood Midstream is required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended June 30, 2015 and 2014 Crestwood Midstream

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

withheld 2,574 and 61,076 common units to satisfy employee tax withholding obligations and during the six months ended June 30, 2015 and 2014, Crestwood Midstream withheld 137,165 and 68,532 common units.

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

Crestwood Midstream Employee Unit Purchase Plan

Crestwood Midstream has an employee unit purchase plan under which employees of the general partner may purchase Crestwood Midstream's common units through payroll deductions up to a maximum of 10% of the employees' eligible compensation. Under the plan, Crestwood Midstream may purchase its common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, Crestwood Midstream may contribute an additional 10% of participating employees' payroll deductions to purchase additional Crestwood Midstream common units for participating employees. Unless increased by the board of directors of Crestwood Midstream's general partner, the maximum number of units that may be purchased under the plan is 200,000. During the three and six months ended June 30, 2015, there were 3,841 and 5,852 common units purchased through the employee unit purchase plan. Effective May 7, 2015, Crestwood Midstream suspended the employee unit purchase plan.

Note 12 – Commitments and Contingencies

Legal Proceedings

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014. In June 2015, the Superior Court determined that the Class Action Suit proceeding should be allowed to proceed against certain respondents that have not contributed to the global settlement described below. Because Arrow is a contributing party to the global settlement, the Class Action Suit against Arrow has been stayed pending approval of the global settlement plan in the United States and Canadian bankruptcy proceedings described below.

One of the defendants in the lawsuit, Montreal Main & Atlantic Railway (MM&A), filed bankruptcy actions in the U.S. Bankruptcy Court for the District of Maine and in the Canadian Bankruptcy Court. The bankruptcy trustees in the proceedings approached the respondents in the Class Action Suit (including Arrow) to contribute monetary damages to a global settlement for all claims, including any potential environmental damages, related to the Lac Megantic derailment. During the first quarter of 2015, Crestwood Midstream agreed to contribute to the global settlement in exchange for a release from all claims related to the derailment, including the Class Action Suit. In June 2015, the creditors in the Canadian bankruptcy proceeding voted

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

unanimously in favor of the global settlement. The Canadian bankruptcy court approved the bankruptcy plan (including the global settlement) on July 13, 2015, which is under appeal, and the United States bankruptcy court may approve the bankruptcy plan (including the global settlement) in 2016. Crestwood Midstream's contribution to the global settlement, in addition to associated legal fees, is fully covered by insurance, and assuming the global settlement is approved by both bankruptcy courts as anticipated, Arrow should not be exposed to additional damages relating to the derailment.

Additional lawsuits related to the derailment have been filed in United States courts, all of which have been or are expected to be stayed as a result of the automatic stay arising from MM&A's United States bankruptcy proceeding. Arrow has been named as a defendant in two of these additional lawsuits, including (i) Annick Roy, as special administrator of the Estate of Jean-Guy Veilleaux, deceased, vs. Rail World, Inc., et. al., filed in the United States District Court for the District of Maine, and (ii) Samuel Audet, et. al., vs. Devlar Energy Marketing, LLC, et. al., filed in the District Court of Dallas County, Texas; however, we do not expect to be served due to the automatic stay arising from MM&A's United States bankruptcy proceeding.

We will vigorously defend ourselves and, to the extent these actions proceed, we believe we have meritorious defenses to the claims.  Moreover, based on Crestwood Midstream's contribution to the global settlement and our expectation that the global settlement will be approved by both bankruptcy courts, we do not anticipate any material loss in this matter after considering insurance. Absent approval of the global settlement, we are not able to estimate our exposure to loss on this matter although we believe we have insurance to cover any reasonably possible exposure.

Arrow Indemnification Action. When Arrow was served with the Class Action Suit, Crestwood Midstream notified the former owners of the Arrow system that the claims alleged in the Class Action Suit would, if true, result in breaches of certain representations and warranties made by the former sellers in the agreement under which Crestwood Midstream acquired Arrow. As part of the acquisition, Crestwood Midstream deposited 3,309,797 of its common units into an escrow account to cover potential indemnification claims made by it on or before December 31, 2014. Subject to indemnification claims paid out with escrowed units and any outstanding claims outstanding at year end, all common units remaining in the escrow account on January 1, 2015 were to be released to the former owners. In December 2014, Crestwood Midstream notified the escrow agent of its indemnification notices delivered to the former owners and instructed the escrow agent not to release any escrowed units to the former owners. On February 19, 2015, Crestwood Midstream received a summons for an action filed against it in the Supreme Court of the State of New York (County of New York), under which the former owners have asserted Crestwood Midstream's indemnification notices regarding the Class Action Suit and its notice to the escrow agent breach the terms of the merger and escrow agreements and the implied covenant of good faith and fair dealing.  The former owners have requested declaratory and injunctive relief, as well as monetary damages.

In March 2015, the parties entered into a standstill agreement to facilitate settlement discussions. On June 30, 2015, the parties entered into a settlement agreement under which (i) Crestwood Midstream agreed to purchase an additional $25 million of insurance coverage underwritten specifically for claims associated with the Lac Megantic derailment; (ii) each party agreed to release the other party from all claims related to the Class Action Suit; (iii) Crestwood Midstream agreed to instruct the escrow agent to release all escrowed units to the former owners; and (iv) the former owners agreed to dismiss the lawsuit with prejudice. On July 1, 2015, Crestwood Midstream and the former owners gave irrevocable notice to the escrow agent for the release of all escrowed units, and the lawsuit was dismissed with prejudice on July 7, 2015. Crestwood Midstream did not incur material costs and expenses related to this lawsuit and settlement.

Simplification Merger Lawsuits. On May 20, 2015, Lawrence G. Farber, a purported unitholder of Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Lawrence G. Farber, individually and on behalf of all others similarly situated v. Crestwood Midstream Partners LP, Crestwood Midstream GP LLC, Robert G. Phillips, Alvin Bledsoe, Michael G. France, Philip D. Gettig, Warren H. Gfellar, David Lumpkins, John J. Sherman, David Wood, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, and Crestwood Gas Services GP LLC. This complaint alleges, among other things, that Crestwood Midstream's general partner breached its fiduciary duties, certain individual defendants breached their fiduciary duties of loyalty and due care, and that other defendants have aided and abetted such breaches. The plaintiff seeks to enjoin the Simplification Merger unless and until such alleged breaches have been cured.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 21, 2015, Isaac Aron, another purported unitholder of the Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Isaac Aron, individually and on behalf of all others similarly situated vs. Robert G. Phillps, Alvin Bledsoe, Michael G. France, Philip D. Getting, Warren H. Gfeller, David Lumpkins, John J. Sherman, David Wood, Crestwood Midstream Partners, LP Crestwood Midstream Holdings LP, Crestwood Midstream GP LLC, Crestwood Gas Services GP, LLC, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC and MGP GP, LLC. The complaint alleges, among other things, that Crestwood Midstream's general partner and certain individual defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 by filing an alleged incomplete and misleading Form S-4 Registration Statement with the Securities and Exchange Commission. The plaintiffs seek to enjoin the merger unless and until certain information is disclosed to Crestwood Midstream's unitholders.

While the Company and Crestwood Midstream cannot predict the outcome of these lawsuits or any other lawsuits that may be filed subsequent to the filing of this Form 10-Q, nor can the Company and Crestwood Midstream predict the amount of time and expense that will be required to resolve these lawsuits or any other lawsuits, the Company, Crestwood Midstream and the other defendants named in this lawsuit intend to vigorously defend against this and any other actions.

Property Taxes. In conjunction with the sale of our interest in Tres Palacios, we retained liability for certain tax matters, including the property taxes litigation in which we challenged the Matagorda County Appraisal District that the assessed value was over the market value for the tax years 2012 and 2013. For those years, we believe the total difference in taxes between the assessed value and the market value is approximately $12 million. These lawsuits remain pending and the outcome is not yet determined. In January 2015, we settled the lawsuit related to the 2011 tax year with the Matagorda County Appraisal District.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2015 and December 31, 2014, we had less than $0.1 million and $1.0 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

During 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service. In May 2015, we experienced a release of approximately 5,200 barrels of produced water on our Arrow water gathering system, immediately notified numerous regulatory authorities and other third parties, and thereafter contained and cleaned up the releases.  We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2015.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We may potentially be subject to fines and penalties as a result of the water releases.  In October 2014, we received data requests from the Environmental Protection Agency (EPA) related to the 2014 water releases and we responded to the requests during the first half of 2015.  In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the 2014 water releases. We responded to the NOPV in May 2015, and have commenced settlement discussions with the EPA concerning the NOPV. On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases, and we provided the requested information during the second quarter of 2015. We cannot predict what the outcome of these investigations will be, and we had no amounts accrued for fines or penalties as of June 30, 2015.

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At June 30, 2015 and December 31, 2014, our accrual of approximately $0.3 million and $1.1 million was primarily related to the Arrow water releases described above, which is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $0.3 million to $1.7 million.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At June 30, 2015 and December 31, 2014, our self-insurance reserves were $14.3 million and $14.6 million. We estimate that $9.7 million of this balance will be paid subsequent to June 30, 2016. As such, $9.7 million has been classified in other long-term liabilities on our consolidated balance sheets.

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

The following table shows revenues, costs of goods sold and reimbursements of general and administrative expenses from our affiliates for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gathering and processing revenues	$1.1	$0.7	$2.1	$1.6
Gathering and processing costs of product/services sold(1)	$7.7	$9.8	$16.0	$20.8
Reimbursement of general and administrative expenses	$0.1	$0.1	$0.2	$0.2
Reimbursement of operations and maintenance expenses	$0.7	$—	$1.6	$—

(1)	Represents natural gas purchases from Sabine Oil and Gas Corporation.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows accounts receivable and account payable from our affiliates as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
Accounts receivable	$1.2	$0.6
Accounts payable	$4.8	$5.6

Note 14 – Segments

Financial Information

We have three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) NGL and crude services operations. Our gathering and processing operations engage in the gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs. Our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. Our NGL and crude services operations provide NGL processing and fractionation, NGLs and crude oil gathering, storage, marketing and transportation, supply and logistics services to producers, refiners, marketers, and other customers that effectively provide flow assurances to our customers, as well as the production and sale of salt products. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. We assess the performance of our operating segments based on EBITDA, which is defined as income before income taxes, plus debt-related costs (net interest and debt expense and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense.

Below is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(296.0)	$(4.8)	$(277.9)	$8.4
Add:
Interest and debt expense, net	35.4	32.6	69.0	64.3
Loss on modification/extinguishment of debt	17.1	—	17.1	—
Provision for income taxes	(0.3)	0.2	0.1	1.0
Depreciation, amortization and accretion	74.8	71.2	149.0	137.5
EBITDA	$(169.0)	$99.2	$(42.7)	$211.2

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the reportable segment data for the three and six months ended June 30, 2015 and 2014 (in millions).

	Three Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$75.0	$44.0	$523.1	$(0.6)	$—	$641.5
Costs of product/services sold	13.3	3.4	443.4	(0.6)	—	459.5
Operations and maintenance expense	14.3	4.1	25.5	—	—	43.9
General and administrative expense	—	—	—	—	30.6	30.6
Loss on long-lived assets	—	—	(0.6)	—	—	(0.6)
Goodwill impairment	(220.7)	—	(60.3)	—	—	(281.0)
Earnings from unconsolidated affiliates, net	1.1	0.6	3.3	—	—	5.0
Other income, net	—	—	—	—	0.1	0.1
EBITDA	$(172.2)	$37.1	$(3.4)	$—	$(30.5)	$(169.0)
Goodwill	$117.6	$726.3	$1,366.9	$—	$—	$2,210.8
Total assets	$2,393.7	$1,960.9	$3,445.3	$—	$179.8	$7,979.7
Purchases of property, plant and equipment	$7.9	$3.0	$24.9	$—	$0.3	$36.1

	Three Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$83.4	$47.8	$795.1	$—	$—	$926.3
Costs of product/services sold	17.6	7.2	722.8	—	—	747.6
Operations and maintenance expense	14.7	6.3	27.7	—	—	48.7
General and administrative expense	—	—	—	—	24.1	24.1
Gain on long-lived assets	0.5	0.6	0.1	—	—	1.2
Loss on contingent consideration	(6.5)	—	—	—	—	(6.5)
Loss from unconsolidated affiliates, net	(0.6)	—	(0.9)	—	—	(1.5)
Other income, net	—	—	—	—	0.1	0.1
EBITDA	$44.5	$34.9	$43.8	$—	$(24.0)	$99.2
Goodwill	$356.8	$726.3	$1,457.5	$—	$—	$2,540.6
Total assets	$2,641.5	$2,140.5	$3,618.8	$—	$190.2	$8,591.0
Purchases of property, plant and equipment	$79.6	$1.2	$22.1	$—	$2.7	$105.6

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$153.5	$89.7	$1,130.6	$(0.8)	$—	$1,373.0
Costs of product/services sold	26.0	6.7	957.3	(0.8)	—	989.2
Operations and maintenance expense	29.2	8.4	56.9	—	—	94.5
General and administrative expense	—	—	—	—	58.1	58.1
Loss on long-lived assets	(0.3)	(0.7)	(0.6)	—	—	(1.6)
Goodwill impairment	(220.7)	—	(60.3)	—	—	(281.0)
Earnings from unconsolidated affiliates, net	3.6	1.5	3.3	—	—	8.4
Other income, net	—	—	—		0.3	0.3
EBITDA	$(119.1)	$75.4	$58.8	$—	$(57.8)	$(42.7)
Goodwill	$117.6	$726.3	$1,366.9	$—	$—	$2,210.8
Total assets	$2,393.7	$1,960.9	$3,445.3	$—	$179.8	$7,979.7
Purchases of property, plant and equipment	$19.3	$5.7	$58.0	$—	$0.5	$83.5

	Six Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Intersegment	Corporate	Total
Revenues	$162.9	$98.8	$1,636.2	$—	$—	$1,897.9
Costs of product/services sold	36.3	14.0	1,483.3	—	—	1,533.6
Operations and maintenance expense	28.1	12.5	52.2	—	—	92.8
General and administrative expense	—	—	—	—	52.0	52.0
Gain on long-lived assets	1.0	0.6	0.1	—	—	1.7
Loss on contingent consideration	(8.6)	—	—	—	—	(8.6)
Loss from unconsolidated affiliates, net	(0.3)	—	(1.3)	—	—	(1.6)
Other income, net	—	—	—	—	0.2	0.2
EBITDA	$90.6	$72.9	$99.5	$—	$(51.8)	$211.2
Goodwill	$356.8	$726.3	$1,457.5	$—	$—	$2,540.6
Total assets	$2,641.5	$2,140.5	$3,618.8	$—	$190.2	$8,591.0
Purchases of property, plant and equipment	$125.9	$2.8	$53.0	$—	$6.3	$188.0

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

As summarized in the table below, the condensed consolidating financial statements for the three and six months ended June 30, 2014 have been corrected for certain errors in presentation between the parent and guarantor subsidiaries. There was no impact to our consolidated statement of operations for the three and six months ended June 30, 2014 or our consolidated statement of cash flows for the six months ended June 30, 2014.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(in millions)
	Parent		Guarantor Subsidiaries		Eliminations
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
General and administrative expense	$2.0	$—	$0.8	$2.8	$—	$—
Operating loss	(2.0)	—	(6.1)	(8.1)	—	—
Equity in net income (loss) of subsidiary	0.9	(1.1)	—	—	(0.9)	1.1
Income (loss) before income taxes	(4.7)	(4.7)	(6.0)	(8.0)	(0.9)	1.1
Net income (loss)	(4.8)	(4.8)	(6.0)	(8.0)	(0.9)	1.1
Net income (loss) attributable to partners	(4.8)	(4.8)	(6.0)	(8.0)	(0.9)	1.1

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(in millions)
	Parent		Guarantor Subsidiaries		Eliminations
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
General and administrative expense	$4.8	$—	$1.8	$6.6	$—	$—
Operating income (loss)	(4.8)	—	12.8	8.0	—	—
Equity in net income (loss) of subsidiary	20.5	15.7	—	—	(20.5)	(15.7)
Income (loss) before income taxes	8.5	8.5	13.0	8.2	(20.5)	(15.7)
Net income (loss)	8.4	8.4	12.9	8.1	(20.5)	(15.7)
Net income (loss) attributable to partners	8.4	8.4	12.9	8.1	(20.5)	(15.7)

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)
	Parent		Guarantor Subsidiaries		Eliminations
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
Cash flows from operating activities:	$(13.0)	$—	$29.1	$16.1	$—	$—

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.7)	—	(4.9)	(7.6)	—	—
Capital contributions from consolidated affiliates and other	20.9	72.2	—	20.9	(20.9)	(93.1)
Net cash provided by (used in) investing activities	18.2	72.2	(4.9)	13.3	(20.9)	(93.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	383.7	—	—	383.7	—	—
Principal payments on long-term debt	(361.2)	—	—	(361.2)	—	—
Distributions paid to partners	(51.3)	(72.2)	—	(51.3)	20.9	93.1
Change in intercompany balances	23.8	—	(23.8)	—	—	—
Other	—	0.2	(2.2)	(2.4)	—	—
Net cash provided by (used in) financing activities	(5.0)	(72.0)	(26.0)	(31.2)	20.9	93.1

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.1	$—	$0.2	$—	$1.3

Accounts receivable	—	75.5	226.2	—	301.7
Accounts receivable - related party	—	—	1.2	—	1.2
Accounts receivable - intercompany	0.3	—	—	(0.3)	—
Total accounts receivable	0.3	75.5	227.4	(0.3)	302.9

Inventory	—	26.0	12.8	—	38.8
Other current assets	—	40.7	17.5	—	58.2
Total current assets	1.4	142.2	257.9	(0.3)	401.2

Property, plant and equipment, net	3.0	220.9	3,629.1	—	3,853.0
Goodwill and intangible assets, net	10.6	661.6	2,719.3	—	3,391.5
Investment in consolidated affiliates	5,458.5	—	—	(5,458.5)	—
Investment in unconsolidated affiliates	—	—	324.2	—	324.2
Other assets	—	8.5	1.3	—	9.8
Total assets	$5,473.5	$1,033.2	$6,931.8	$(5,458.8)	$7,979.7

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$66.1	$107.2	$—	$173.3
Accounts payable - related party	—	2.5	2.3	—	4.8
Accounts payable - intercompany	—	—	0.3	(0.3)	—
Total accounts payable	—	68.6	109.8	(0.3)	178.1

Other current liabilities	5.2	32.9	88.9	—	127.0
Total current liabilities	5.2	101.5	198.7	(0.3)	305.1

Long-term liabilities:
Long-term debt, less current portion	347.6	—	2,159.5	—	2,507.1
Other long-term liabilities	10.5	15.9	30.9	—	57.3

Partners' capital	692.6	915.8	125.1	(1,040.9)	692.6
Interest of non-controlling partners in subsidiaries	4,417.6	—	4,417.6	(4,417.6)	4,417.6
Total partners' capital	5,110.2	915.8	4,542.7	(5,458.5)	5,110.2
Total liabilities and partners' capital	$5,473.5	$1,033.2	$6,931.8	$(5,458.8)	$7,979.7

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$3.7	$0.5	$4.6	$—	$8.8

Accounts receivable	—	137.5	241.5	—	379.0
Accounts receivable - related party	—	0.3	0.3	—	0.6
Accounts receivable - intercompany	3.2	—	—	(3.2)	—
Total accounts receivable	3.2	137.8	241.8	(3.2)	379.6

Inventory	—	38.6	8.0	—	46.6
Other current assets	—	84.4	18.7	—	103.1
Total current assets	6.9	261.3	273.1	(3.2)	538.1

Property, plant and equipment, net	2.5	227.1	3,664.2	—	3,893.8
Goodwill and intangible assets, net	1.7	706.7	3,014.7	—	3,723.1
Investment in consolidated affiliates	5,971.2	—	—	(5,971.2)	—
Investment in unconsolidated affiliates	—	—	295.1	—	295.1
Other assets	—	9.9	1.4	—	11.3
Total assets	$5,982.3	$1,205.0	$7,248.5	$(5,974.4)	$8,461.4

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$109.5	$126.1	$—	$235.6
Accounts payable - related party	—	2.5	3.1	—	5.6
Accounts payable - intercompany	—	—	3.2	(3.2)	—
Total accounts payable	—	112.0	132.4	(3.2)	241.2

Other current liabilities	4.9	56.1	122.7	—	183.7
Total current liabilities	4.9	168.1	255.1	(3.2)	424.9

Long-term liabilities:
Long-term debt, less current portion	380.0	—	2,012.8	—	2,392.8
Other long-term liabilities	12.9	15.1	31.2	—	59.2

Partners' capital	776.2	1,021.8	141.1	(1,162.9)	776.2
Interest of non-controlling partners in subsidiaries	4,808.3	—	4,808.3	(4,808.3)	4,808.3
Total partners' capital	5,584.5	1,021.8	4,949.4	(5,971.2)	5,584.5
Total liabilities and partners' capital	$5,982.3	$1,205.0	$7,248.5	$(5,974.4)	$8,461.4

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$167.0	$478.4	$(3.9)	$641.5

Costs of product/services sold	—	147.3	316.1	(3.9)	459.5
Expenses:
Operations and maintenance	—	11.8	32.1	—	43.9
General and administrative	3.3	1.1	26.2	—	30.6
Depreciation, amortization and accretion	1.7	8.0	65.1	—	74.8
	5.0	20.9	123.4	—	149.3
Other operating expense:
Loss on long-lived assets, net	—	—	(0.6)	—	(0.6)
Goodwill impairment	—	(28.4)	(252.6)	—	(281.0)
Operating loss	(5.0)	(29.6)	(214.3)	—	(248.9)
Earnings from unconsolidated affiliates, net	—	—	5.0	—	5.0
Interest and debt expense, net	(2.8)	—	(32.6)	—	(35.4)
Loss on modification/extinguishment of debt	—	—	(17.1)	—	(17.1)
Other income, net	—	0.1	—	—	0.1
Equity in net income (loss) of subsidiary	(288.6)	—	—	288.6	—
Income (loss) before income taxes	(296.4)	(29.5)	(259.0)	288.6	(296.3)
Provision (benefit) for income taxes	(0.4)	—	0.1	—	(0.3)
Net income (loss)	(296.0)	(29.5)	(259.1)	288.6	(296.0)
Net loss attributable to non-controlling partners in subsidiaries	—	—	256.0	—	256.0
Net income (loss) attributable to partners	$(296.0)	$(29.5)	$(3.1)	$288.6	$(40.0)

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$254.0	$675.7	$(3.4)	$926.3

Costs of product/services sold	—	231.9	519.1	(3.4)	747.6
Expenses:
Operations and maintenance	—	16.0	32.7	—	48.7
General and administrative	2.0	0.8	21.3	—	24.1
Depreciation, amortization and accretion	—	11.5	59.7	—	71.2
	2.0	28.3	113.7	—	144.0
Other operating income (expense):
Gain on long-lived assets, net	—	0.1	1.1	—	1.2
Loss on contingent consideration	—	—	(6.5)	—	(6.5)
Operating income (loss)	(2.0)	(6.1)	37.5	—	29.4
Loss from unconsolidated affiliates, net	—	—	(1.5)	—	(1.5)
Interest and debt expense, net	(3.6)	—	(29.0)	—	(32.6)
Other income, net	—	0.1	—	—	0.1
Equity in net income (loss) of subsidiary	0.9	—	—	(0.9)	—
Income (loss) before income taxes	(4.7)	(6.0)	7.0	(0.9)	(4.6)
Provision for income taxes	0.1	—	0.1	—	0.2
Net income (loss)	(4.8)	(6.0)	6.9	(0.9)	(4.8)
Net loss attributable to non-controlling partners in subsidiary	—	—	0.4	—	0.4
Net income (loss) attributable to partners	$(4.8)	$(6.0)	$7.3	$(0.9)	$(4.4)

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$447.0	$933.5	$(7.5)	$1,373.0

Costs of product/services sold	—	394.0	602.7	(7.5)	989.2
Expenses:
Operations and maintenance	—	27.3	67.2	—	94.5
General and administrative	5.2	2.5	50.4	—	58.1
Depreciation, amortization and accretion	1.7	17.8	129.5	—	149.0
	6.9	47.6	247.1	—	301.6
Other operating expense:
Loss on long-lived assets, net	—	(0.2)	(1.4)	—	(1.6)
Goodwill impairment	—	(28.4)	(252.6)	—	(281.0)
Operating loss	(6.9)	(23.2)	(170.3)	—	(200.4)
Earnings from unconsolidated affiliates, net	—	—	8.4	—	8.4
Interest and debt expense, net	(6.5)	—	(62.5)	—	(69.0)
Loss on modification/extinguishment of debt	—	—	(17.1)	—	(17.1)
Other income, net	—	0.3	—	—	0.3
Equity in net income (loss) of subsidiary	(264.8)	—	—	264.8	—
Income (loss) before income taxes	(278.2)	(22.9)	(241.5)	264.8	(277.8)
Provision (benefit) for income taxes	(0.3)	—	0.4	—	0.1
Net income (loss)	(277.9)	(22.9)	(241.9)	264.8	(277.9)
Net loss attributable to non-controlling partners in subsidiaries	—	—	246.2	—	246.2
Net income (loss) attributable to partners	$(277.9)	$(22.9)	$4.3	$264.8	$(31.7)

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$691.9	$1,212.7	$(6.7)	$1,897.9

Costs of product/services sold	—	623.1	917.2	(6.7)	1,533.6
Expenses:
Operations and maintenance	—	32.1	60.7	—	92.8
General and administrative	4.8	1.8	45.4	—	52.0
Depreciation, amortization and accretion	—	22.2	115.3	—	137.5
	4.8	56.1	221.4	—	282.3
Other operating income (expense):
Gain on long-lived assets, net	—	0.1	1.6	—	1.7
Loss on contingent consideration	—	—	(8.6)	—	(8.6)
Operating income (loss)	(4.8)	12.8	67.1	—	75.1
Loss from unconsolidated affiliates, net	—	—	(1.6)	—	(1.6)
Interest and debt expense, net	(7.2)	—	(57.1)	—	(64.3)
Other income, net	—	0.2	—	—	0.2
Equity in net income (loss) of subsidiary	20.5	—	—	(20.5)	—
Income (loss) before income taxes	8.5	13.0	8.4	(20.5)	9.4
Provision for income taxes	0.1	0.1	0.8	—	1.0
Net income (loss)	8.4	12.9	7.6	(20.5)	8.4
Net loss attributable to non-controlling partners in subsidiary	—	—	6.8	—	6.8
Net income (loss) attributable to partners	$8.4	$12.9	$14.4	$(20.5)	$15.2

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(296.0)	$(29.5)	$(259.1)	$288.6	$(296.0)
Change in fair value of Suburban Propane Partners LP units	(0.4)	—	—	—	(0.4)
Comprehensive income (loss)	$(296.4)	$(29.5)	$(259.1)	$288.6	$(296.4)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(4.8)	$(6.0)	$6.9	$(0.9)	$(4.8)
Change in fair value of Suburban Propane Partners LP units	0.7	—	—	—	0.7
Comprehensive income (loss)	$(4.1)	$(6.0)	$6.9	$(0.9)	$(4.1)

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(277.9)	$(22.9)	$(241.9)	$264.8	$(277.9)
Change in fair value of Suburban Propane Partners LP units	(0.4)	—	—	—	(0.4)
Comprehensive income (loss)	$(278.3)	$(22.9)	$(241.9)	$264.8	$(278.3)

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$8.4	$12.9	$7.6	$(20.5)	$8.4
Change in fair value of Suburban Propane Partners LP units	(0.1)	—	—	—	(0.1)
Comprehensive income (loss)	$8.3	$12.9	$7.6	$(20.5)	$8.3

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(8.5)	$71.7	$147.9	$—	$211.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.1)	(5.7)	(77.7)	—	(83.5)
Investment in unconsolidated affiliates	(0.2)	—	(27.8)	—	(28.0)
Capital distributions from unconsolidated affiliates	—	—	1.0	—	1.0
Proceeds from sale of assets	—	0.4	1.7	—	2.1
Capital contribution from consolidated affiliates, net	20.9	—	—	(20.9)	—
Net cash provided by (used in) investing activities	20.6	(5.3)	(102.8)	(20.9)	(108.4)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	289.5	—	1,865.1	—	2,154.6
Principal payments on long-term debt	(318.1)	—	(1,712.5)	—	(2,030.6)
Payments on capital leases	—	—	(1.2)	—	(1.2)
Payments for debt-related deferred costs	—	—	(11.7)	—	(11.7)
Financing fees paid for early debt redemption	—	—	(13.6)	—	(13.6)
Distributions paid to partners	(51.5)	—	(20.9)	20.9	(51.5)
Distributions paid to non-controlling partners	—	—	(152.4)	—	(152.4)
Taxes paid for unit-based compensation vesting	—	(1.6)	(2.1)	—	(3.7)
Change in intercompany balances	65.4	(65.4)	—	—	—
Other	—	0.1	(0.2)	—	(0.1)
Net cash provided by (used in) financing activities	(14.7)	(66.9)	(49.5)	20.9	(110.2)

Net change in cash	(2.6)	(0.5)	(4.4)	—	(7.5)
Cash at beginning of period	3.7	0.5	4.6	—	8.8
Cash at end of period	$1.1	$—	$0.2	$—	$1.3

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(13.0)	$29.1	$111.1	$—	$127.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(19.5)	—	(19.5)
Purchases of property, plant and equipment	(2.7)	(4.9)	(180.4)	—	(188.0)
Investment in unconsolidated affiliates	—	—	(48.6)	—	(48.6)
Capital contribution from consolidated affiliates	20.9	—	—	(20.9)	—
Net cash provided by (used in) investing activities	18.2	(4.9)	(248.5)	(20.9)	(256.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	383.7	—	860.6	—	1,244.3
Principal payments on long-term debt	(361.2)	—	(863.2)	—	(1,224.4)
Payments on capital leases	—	—	(1.9)	—	(1.9)
Distributions paid to partners	(51.3)	—	(20.9)	20.9	(51.3)
Distributions paid to non-controlling partners	—	—	(148.3)	—	(148.3)
Net proceeds from issuance of preferred equity of subsidiary	—	—	33.6	—	33.6
Net proceeds from the issuance of Class A preferred units	—	—	293.7	—	293.7
Change in intercompany balances	23.8	(23.8)	—	—	—
Other	—	(2.2)	(1.6)	—	(3.8)
Net cash provided by (used in) financing activities	(5.0)	(26.0)	152.0	20.9	141.9

Net change in cash	0.2	(1.8)	14.6	—	13.0
Cash at beginning of period	0.1	2.4	2.7	—	5.2
Cash at end of period	$0.3	$0.6	$17.3	$—	$18.2

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 16 - Simplification Merger

On May 5, 2015, the Company, CMLP and certain of its affiliates entered into a definitive agreement under which CMLP has agreed to merge with a wholly-owned subsidiary of the Company, with CMLP surviving as a wholly-owned subsidiary of the Company.  As part of the merger consideration, CMLP’s common unitholders will become unitholders of the Company in a tax free exchange, with CMLP’s common unitholders receiving 2.75 common units of the Company for each common unit of CMLP held upon completion of the merger.  Upon completion of the Simplification Merger, CMLP’s IDRs will be eliminated and its common units will cease to be listed on the NYSE. We expect to complete the merger in the third quarter of 2015, subject to the approval by CMLP's unitholders and the satisfaction of customary closing conditions. The Simplification Merger was unanimously approved by the boards of directors of the Company and CMLP, based on the unanimous approval and recommendation of their respective conflicts committees, which consisted entirely of independent directors.

Under the merger agreement, (i) Crestwood Midstream is required to call, prior to the closing of the Simplification Merger, the remaining $60 million of equity commitment made available by the Class A Purchasers; and (ii) the Company will, contemporaneously with or immediately following the closing of the Simplification Merger, transfer to Crestwood Midstream the proprietary NGL business currently owned and operated by the Company. Also, in conjunction with the Simplification Merger:

•
the Company and Crestwood Holdings each entered into a support agreement with Crestwood Midstream under which the Company and Crestwood Holdings have agreed to vote their respective CMLP common units in favor of the Simplification Merger at the Crestwood Midstream unitholder meeting required by the merger; and

•
the Class A Purchasers entered into letter agreements with Crestwood Midstream under which they have agreed, subject to the closing of the merger, to exchange their Preferred Units into new preferred units of the Company upon completion of the Simplification Merger.

Although not required by the merger agreement, we anticipate contemporaneously with the closing of the merger that we will repay and retire the CEQP Credit Facility and outstanding CEQP Senior Notes, and that Crestwood Midstream will repay and retire all borrowings under the Crestwood Midstream Revolver. The Crestwood Midstream Revolver will effectively be retired with a combination of proceeds received by Crestwood Midstream from the sale of Preferred Units to the Class A Purchasers prior to the closing of the Simplification Merger and borrowings under the Crestwood Midstream amended and restated credit facility (described below).

To refinance the Crestwood Midstream Revolver in conjunction with the Simplification Merger, Crestwood Midstream intends to enter into an amended and restated senior secured revolving credit facility under which up to $1.5 billion in aggregate principle amount of cash borrowings and letters of credit will be made available by a syndicate of lenders. In July 2015, Crestwood Midstream received final lender commitments for the $1.5 billion revolving credit facility, and subject to customary closing conditions (including the closing of the merger and asset contribution concurrently with or immediately following the closing of the amended and restated credit facility), Crestwood Midstream expects to close the amended and restated credit agreement contemporaneously with the closing of the Simplification Merger. Pursuant to the final commitments from the syndicate of lenders, Crestwood Midstream anticipates that the terms of the amended and restated credit agreement will be substantially similar to the terms and conditions of its existing $1 billion credit facility, and that the proprietary NGL business transferred from the Company will be part of the lenders’ collateral package.

Following the asset contribution and refinancing described above, Crestwood Midstream will own all of the operating assets within the Crestwood partnerships and Crestwood Midstream will issue all of the debt (including bank loans and senior notes) required to operate those businesses. The Company will issue common units when equity capital is required by those businesses.

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will complete certain projects, and achieve certain capacity or throughput amounts, by specified target dates; (ii) our assessment of certain developing and emerging shale and tight gas plays, including our estimates of producer activity within certain of these areas; (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and (iv) our expectation that the Simplification Merger will close in the third quarter; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

On May 5, 2015, the Company, Crestwood Midstream and certain of its affiliates entered into a definitive merger agreement under which Crestwood Midstream has agreed to merge with a wholly-owned subsidiary of the the Company, with Crestwood Midstream surviving as a wholly-owned subsidiary of the Company. As part of the merger consideration, Crestwood Midstream's common unitholders will become unitholders of the Company in a tax free exchange. Crestwood Midstream's IDRs will also be eliminated and its common units will cease to be listed on the NYSE. Contemporaneously with or immediately following the closing of the Simplification Merger, the Company will transfer to Crestwood Midstream the proprietary NGL business currently owned and operated by the Company. As discussed in more detail below, we believe this strategic simplification of the Crestwood structure will improve our capital structure and better position us to compete for acquisitions and growth opportunities during a period of increased competition and low commodity prices. A more detailed explanation of the merger agreement and our obligations thereunder is available in the Current Report on Form 8-K filed by the Company with the SEC on May 6, 2015. Additional information regarding our reasons for pursuing the Simplification Merger, as well as certain other items relating to the merger and our post-merger operations, is available in Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company with SEC on July 24, 2015.

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

•
Barnett Shale. Our gathering and processing systems are integral to Quicksilver Resources, Inc.'s (Quicksilver) Barnett Shale operations, as a substantial amount of Quicksilver's revenues are derived from the sale of natural gas and natural gas liquids produced from acreage dedicated to us. In March 2015, Quicksilver filed for protection under Chapter 11 of the U.S. Bankruptcy Code and shut in production of certain wells in conjunction with that filing. Quicksilver's creditors were required to submit claims by July 31, 2015, and Quicksilver has the exclusive right to submit its restructuring plan to the bankruptcy court by mid-October. We continue to provide services to Quicksilver and we are closely monitoring its restructuring process, which could have a significant impact on our G&P segment's results.

Storage and Transportation

Our storage and transportation segment consists of our interconnected natural gas storage and transportation assets. We have four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North-South Facilities, MARC I and the East Pipeline) located in the Northeast in or near the Marcellus Shale.

•
North/South Pipeline (NS-1 Expansion). We have completed the NS-1 Expansion project which provides approximately 200 MMcf/d of incremental delivery capacity into Millennium Pipeline on the north end of the system. We are actively pursuing incremental projects on the North/South Pipeline that would provide additional delivery capability and increased market access, including providing access to new sources of supply.

•
MARC I. We completed an open season for an expansion of the MARC I Pipeline in the first quarter of 2015 and have entered into firm service contracts with multiple customers for the expansion capacity.  This expansion will provide for the installation of the new Wilmot supply interconnect with Appalachian Midstream Services and approximately 250 MMcf/d of increased capacity at the interconnect between MARC I and Transcontinental Gas Pipe Line Corporation (Transco). We expect to complete the expansion project in the fourth quarter of 2015.

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

NGL and Crude Services

Our NGL and crude services segment consists of our proprietary NGL and crude supply and logistics business, crude oil gathering systems and rail terminals, NGL storage facility and US Salt. We have facilities located in and around some of the most prolific crude oil shales and premium demand market in North America. We utilize these facilities to provide gathering, storage and terminal services to our anchor customers, and we utilize our crude oil and NGL assets on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

•
Bakken Shale - Arrow. We are continuing to build out the Arrow gathering system to its total design capacity of 125,000 Bbls/d of crude oil gathering, 100 MMcf/d of gas gathering, and 40,000 Bbls/d of produced water gathering. In June 2015, we completed the construction of a 200,000 barrel crude oil storage tank at the Arrow central delivery point and placed it into service.

Outlook and Trends

Our long-term growth potential is influenced by our ability to (and to cause Crestwood Midstream to) execute our growth strategy, including maximizing throughput on our assets and the successful completion of both organic expansion projects and strategic acquisitions. With a goal to increase cash available for distributions from our assets, our operating strategies include the expansion of customer services, from which we can generate higher revenues, and the prudent control of operating and administrative costs, resulting in increased operating margins and cash flows from operations. The continued integration of our gathering, processing, marketing, storage and transportation assets and services along the midstream value chain will be instrumental to our ability to produce commercial synergies which drive higher revenues. Our ability to monitor and manage the operating costs associated with increased customer services and volume throughput will be an important driver of increased operating margins and higher cash flows.

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

Another critical factor to improvement in our financial results in 2015 is reduced operating and administrative costs. To align our operating costs further with current market conditions, in the first quarter of 2015, we implemented a company-wide cost-savings initiative to achieve annual run-rate cost savings of $25 million to $30 million by streamlining the organization to increase efficiency and improve effectiveness. Approximately $15 million of the overall cost savings is expected to impact our 2015 results through operational and support function consolidations and a reduction in work force. We incurred approximately $11 million and $15 million of upfront costs during the three and six months ended June 30, 2015 related to this cost savings initiative the Simplification Merger. Absent these upfront costs, our expenses related to operations, maintenance and general and administrative matters decreased by $9 million and $7 million during the three and six months ended June 30, 2015 compared to the same periods in 2014.

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

In May 2015, we announced the Simplification Merger. We believe combining the Crestwood partnerships will lower our capital costs (primarily by eliminating Crestwood Midstream's existing IDR burden and multiple public company costs) and position us to better compete for expansion opportunities necessary to execute our growth strategy. We believe greater strategic transparency and streamlined corporate structure resulting from the Simplification Merger will allow us to attract capital on economic terms more favorable than we currently experience. In addition, to the extent other strategic alternatives emerge (prior to or following the merger) that enable us to create significant unitholder value, the Simplification Merger does not preclude us from pursuing those alternatives.

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

We are developing an NGL storage facility in Schuyler County, New York (Watkins Glen reporting unit). We have requested from the New York State Department of Environmental Conservation (NYSDEC) the permits necessary to store up to 2.1 million barrels of propane and butane in underground caverns created by US Salt’s solution-mining process. The NYSDEC staff issued a draft underground storage permit in November 2014, and an issues conference was held in February 2015 to determine whether any significant and substantive issues concerning our project require further adjudication. We expect the Administrative Law Judge (ALJ) presiding over the issues conference to issue a decision in the third quarter of 2015.  We continue to believe the NYSDEC will issue the permit required for us to construct, own and operate the proposed storage facility, but we can provide no assurances if and when the permit will be issued. We have recorded approximately $38 million of costs in property, plant and equipment and $34 million of goodwill related to this NGL storage facility as of June 30, 2015.

Qualifying Income Status and Proposed Regulations

Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, marketing and transportation of minerals and natural resources. On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. The comment period on the proposed new regulations ends on August 5, 2015. When the comment period closes, the IRS will review and analyze the comments received. During this time, they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest and the impact of certain significant items, such as unit-based compensation charges, gains and impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, change in fair value of certain commodity derivative contracts, certain costs related to our 2015 cost savings initiatives, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$641.5	$926.3	$1,373.0	$1,897.9
Costs of product/services sold	459.5	747.6	989.2	1,533.6
Operations and maintenance expense	43.9	48.7	94.5	92.8
General and administrative expense	30.6	24.1	58.1	52.0
Depreciation, amortization and accretion	74.8	71.2	149.0	137.5
Gain (loss) on long-lived assets, net	(0.6)	1.2	(1.6)	1.7
Goodwill impairment	(281.0)	—	(281.0)	—
Loss on contingent consideration	—	(6.5)	—	(8.6)
Operating income (loss)	(248.9)	29.4	(200.4)	75.1
Earnings (loss) from unconsolidated affiliates, net	5.0	(1.5)	8.4	(1.6)
Interest and debt expense, net	(35.4)	(32.6)	(69.0)	(64.3)
Loss on modification/extinguishment of debt	(17.1)	—	(17.1)	—
Other income, net	0.1	0.1	0.3	0.2
(Provision) benefit for income taxes	0.3	(0.2)	(0.1)	(1.0)
Net income (loss)	(296.0)	(4.8)	(277.9)	8.4
Add:
Interest and debt expense, net	35.4	32.6	69.0	64.3
Loss on modification/extinguishment of debt	17.1	—	17.1	—
Provision (benefit) for income taxes	(0.3)	0.2	0.1	1.0
Depreciation, amortization and accretion	74.8	71.2	149.0	137.5
EBITDA	$(169.0)	$99.2	$(42.7)	$211.2
Unit-based compensation charges	5.9	6.2	11.7	11.6
(Gain) loss on long-lived assets, net	0.6	(1.2)	1.6	(1.7)
Goodwill impairment	281.0	—	281.0	—
Loss on contingent consideration	—	6.5	—	8.6
(Earnings) loss from unconsolidated affiliates, net	(5.0)	1.5	(8.4)	1.6
Adjusted EBITDA from unconsolidated affiliates, net	5.7	0.4	12.2	2.1
Change in fair value of commodity inventory-related derivative contracts	1.5	2.9	2.6	(7.8)
Significant transaction and environmental related costs and other items	12.4	2.2	17.0	8.7
Adjusted EBITDA	$133.1	$117.7	$275.0	$234.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
EBITDA:
Net cash provided by operating activities	$54.5	$45.3	$211.1	$127.2
Net changes in operating assets and liabilities	31.6	35.0	(28.0)	37.4
Amortization of debt-related deferred costs, discounts and premiums	(2.3)	(2.0)	(4.4)	(3.9)
Interest and debt expense, net	35.4	32.6	69.0	64.3
Market adjustment on interest rate swap	0.2	0.6	0.5	1.2
Unit-based compensation charges	(5.9)	(6.2)	(11.7)	(11.6)
Gain (loss) on long-lived assets, net	(0.6)	1.2	(1.6)	1.7
Goodwill impairment	(281.0)	—	(281.0)	—
Loss on contingent consideration	—	(6.5)	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions	(1.3)	(1.5)	2.1	(1.6)
Deferred income taxes	0.7	0.3	1.6	4.1
Provision (benefit) for income taxes	(0.3)	0.2	0.1	1.0
Other non-cash income	—	0.2	(0.4)	—
EBITDA	$(169.0)	$99.2	$(42.7)	$211.2
Unit-based compensation charges	5.9	6.2	11.7	11.6
(Gain) loss on long-lived assets, net	0.6	(1.2)	1.6	(1.7)
Goodwill impairment	281.0	—	281.0	—
Loss on contingent consideration	—	6.5	—	8.6
(Earnings) loss from unconsolidated affiliates, net	(5.0)	1.5	(8.4)	1.6
Adjusted EBITDA from unconsolidated affiliates, net	5.7	0.4	12.2	2.1
Change in fair value of commodity inventory-related derivative contracts	1.5	2.9	2.6	(7.8)
Significant transaction and environmental related costs and other items	12.4	2.2	17.0	8.7
Adjusted EBITDA	$133.1	$117.7	$275.0	$234.3
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$75.0	$44.0	$523.1	$83.4	$47.8	$795.1
Costs of product/services sold	13.3	3.4	443.4	17.6	7.2	722.8
Operations and maintenance expense	14.3	4.1	25.5	14.7	6.3	27.7
Gain (loss) on long-lived assets	—	—	(0.6)	0.5	0.6	0.1
Goodwill impairment	(220.7)	—	(60.3)	—	—	—
Loss on contingent consideration	—	—	—	(6.5)	—	—
Earnings (loss) from unconsolidated affiliates	1.1	0.6	3.3	(0.6)	—	(0.9)
EBITDA	$(172.2)	$37.1	$(3.4)	$44.5	$34.9	$43.8

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$153.5	$89.7	$1,130.6	$162.9	$98.8	$1,636.2
Costs of product/services sold	26.0	6.7	957.3	36.3	14.0	1,483.3
Operations and maintenance expense	29.2	8.4	56.9	28.1	12.5	52.2
Gain (loss) on long-lived assets	(0.3)	(0.7)	(0.6)	1.0	0.6	0.1
Goodwill impairment	(220.7)	—	(60.3)	—	—	—
Loss on contingent consideration	—	—	—	(8.6)	—	—
Earnings (loss) from unconsolidated affiliates	3.6	1.5	3.3	(0.3)	—	(1.3)
EBITDA	$(119.1)	$75.4	$58.8	$90.6	$72.9	$99.5

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Gathering and Processing

EBITDA for our G&P segment decreased by approximately $216.7 million and $209.7 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to $220.7 million of goodwill impairments recorded during the three months ended June 30, 2015 related to our operations in the Barnett and Fayetteville Shales, which are discussed in more detail below.
Offsetting the $220.7 million of goodwill impairments, EBITDA for our G&P segment increased by approximately $4.0 million and $11.0 million for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to a loss on contingent consideration recognized during the three and six months ended June 30, 2014, which is further described below. Also contributing to the increase was a $1.7 million and $3.9 million increase in equity earnings from Jackalope Gas Gathering Services, L.L.C. (Jackalope) for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was primarily attributable to Jackalope placing its Bucking Horse processing plant in service in January 2015.
Our G&P segment's EBITDA was also impacted by a decrease in revenues, which was substantially offset by lower costs of product/services sold. Our G&P segment’s revenues decreased by approximately $8.4 million and $9.4 million during the three and six months ended June 30, 2015 compared to the same periods in 2014, although we experienced an increase in our compression volumes while our gathering volumes remained relatively flat. The decrease in our G&P revenues was primarily driven by lower NGL and natural gas prices related to our assets located in Granite Wash under our percent-of-proceeds contracts, partially offset by higher gathering and compression revenues from Antero, our primary customer in the Marcellus Shale. Our compression volumes increased from 0.5 Bcf/d for both the three and six months ended June 30, 2014 to 0.6 Bcf/d during the same periods in 2015. The increases in our G&P compression volumes were primarily due to several new compressor stations placed in service during 2014 in the Marcellus Shale and new wells connected to our systems during 2014. We gathered approximately 1.1 Bcf/d of natural gas on our G&P systems, excluding gathering volumes associated with our Jackalope equity investment, during both the three and six months ended June 30, 2015 compared to 1.2 Bcf/d and 1.1 Bcf/d during the same periods in 2014.
The decrease in revenues was partially offset by lower costs of product/services sold of approximately $4.3 million and $10.3 million. The decrease in our G&P segment's costs of product/services sold was primarily driven by lower NGL and natural gas prices under our percent-of-proceeds contracts related to our assets located in Granite Wash. In July 2015, one of our customers in the Granite Wash, Sabine Oil and Gas Corporation (Sabine), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our exposure to Sabine and we do not believe Sabine's bankruptcy will have a material impact to our G&P results of operations.

Partially offsetting the decrease in our costs of product/services sold were higher operations and maintenance expense of approximately $1.1 million during the six months ended June 30, 2015 compared to the same period in 2014 due to compressor stations in the Marcellus Shale that were placed in service during the last half of 2014. Our operations and maintenance expenses were relatively flat during the three months ended June 30, 2015 compared to the same period in 2014.
Our G&P segment's EBITDA was impacted by a $6.5 million and an $8.6 million loss on contingent consideration recorded for the three and six months ended June 30, 2014. The loss on contingent consideration was an accrual that reflected the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero Resources Appalachian Corporation (Antero) in 2012. The earn-out provision allowed Antero to receive an additional $40.0 million payment when gathering volumes exceeded a certain threshold as defined in the acquisition agreements, which was settled in February 2015.
In March 2015, one of our customers in the Barnett Shale, Quicksilver, began shutting in certain of its wells in conjunction with Quicksilver's filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The shut in wells decreased our revenues generated by our Barnett Shale operations by approximately $2.9 million and $3.7 million for the three and six months ended June 30, 2015. The impact of Quicksilver's filing for protection under Chapter 11 of the U.S. Bankruptcy Code and the continued decrease in commodity prices on the discount rates resulted in a $212.4 million goodwill impairment on our Barnett assets during the second quarter of 2015. We continue to monitor and evaluate the impact that these events and other potential future events may have on our G&P operations in the Barnett Shale. In addition, we recorded an $8.3 million goodwill impairment on our Fayetteville assets during the second quarter of 2015 due to increasing discount rates due to the continued decrease in commodity prices and its impact on the midstream industry. For a further discussion of these goodwill impairments, see Item 1. Financial Statements, Note 2.
Storage and Transportation
Our storage and transportation segment's EBITDA increased by approximately $2.2 million and $2.5 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. This increase was primarily due to the deconsolidation of Tres Palacios' impacts on our results. In December 2014, we sold our 100% interest in Tres Palacios Gas Storage LLC (Tres Palacios) to Tres Palacios Holdings LLC (Tres Holdings), the newly formed joint venture between a subsidiary of Crestwood Midstream and an affiliate of Brookfield Infrastructure Group (Brookfield) and, as a result, we deconsolidated Tres Palacios. During the three months and six months ended June 30, 2014, Tres Palacios experienced an EBITDA loss of $2.3 million and $1.0 million. For the three and six months ended June 30, 2015, we recorded earnings from our unconsolidated affiliate of approximately $0.6 million and $1.5 million, which primarily related to our proportionate share of Tres Holdings’ net income. For a further discussion of our investment in Tres Holdings, see Item 1, Financial Statements, Note 5.

Our storage and transportation segment's revenues decreased by $3.8 million and $9.1 million during the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to the Tres Palacios deconsolidation described above and lower revenues from interruptible services during the three and six months ended June 30, 2015 compared to the same periods in 2014. During 2014, we experienced an increase in revenues from interruptible services resulting from increased producer activity and increased locational basis spreads in the Northeast. Partially offsetting these decreases were higher revenues of approximately $0.3 million and $3.4 million due to additional firm storage and transportation services resulting from organic growth projects placed in service during the last half of 2014 and the first half of 2015, primarily the NS-1 Expansion project, which increased volumes delivered into Millennium Pipeline. During the three months ended June 30, 2015, total firm throughput from our Northeast storage and transportation services averaged approximately 1.6 Bcf/d compared to 1.5 Bcf/d during the same period in 2014.

Our storage and transportation segment's costs of product/services sold and operations and maintenance expenses decreased by $6.0 million and $11.4 million during the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to the Tres Palacios deconsolidation described above. The costs of product/services sold and operations and maintenance expenses related to our other storage and transportation operations were relatively flat during the three and six months ended June 30, 2015 compared to the same periods in 2014.

NGL and Crude Services

EBITDA for our NGL and Crude Services decreased by approximately $47.2 million and $40.7 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to $60.3 million of goodwill impairments recorded related to our West Coast and Watkins Glen operations, which are discussed in more detail below.

Offsetting the $60.3 million of goodwill impairments, our NGL and crude services segment's EBITDA increased by approximately $13.1 million and $19.6 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was driven by a period over period decrease in costs of product/services sold of approximately $279.4 million and $526.0 million, partially offset by a $272.0 million and $505.6 million decrease in revenues. These revenue and costs of product/services sold decreases were primarily driven by our Arrow and crude marketing operations and our NGL terminalling, supply and logistics operations.

While the net decrease in revenues from our Arrow and crude marketing operations was $194.0 million and $290.4 million during the three and six months ended June 30, 2015 compared to the same periods in 2014, the costs of product/services sold related to these operations decreased by $197.8 million and $306.0 million. The net decrease in revenues and costs of product/services sold was driven by the decreases in market prices on crude oil, which caused average crude oil prices on our crude oil sales to decrease by approximately 50% during the three and six months ended June 30, 2015 compared to the same periods in 2014. During the three months ended June 30, 2015, our revenues did not decrease as much as our costs of product/services sold because crude oil, natural gas and water volumes increased by 2%, 41% and 33% compared to the same period in 2014. We also experienced an increase of 23%, 74% and 60% in our crude oil, natural gas and water volumes, respectively, during the six months ended June 30, 2015 compared to the same period in 2014, as new wells were connected to our system.

Revenues from our NGL terminalling, supply and logistics operations decreased by $84.5 million and $235.8 million during the three and six months ended June 30, 2015 compared to the same periods in 2014, compared to a decrease of $81.1 million and $222.1 million in its costs of product services sold period over period. These decreases were driven by decreased demand for propane and butane at our NGL terminals and other facilities resulting from lower commodity prices, and the fact that we experienced a milder winter during early 2015 compared to the unusually cold winter during 2014, which reduced our opportunities to capture incremental demand and margin opportunities in these operations.

Partially offsetting the net decreases in revenues from our Arrow, crude marketing and NGL operations during the three and six months ended June 30, 2015, was a $6.6 million and $13.4 million increase in revenues resulting from higher volumes on our COLT Hub as a result of our expansion of this facility (including placing our release and departure tracks in service in December 2014) and increased utilization of non-firm capacity on the system. During both the three and six months ended June 30, 2015, we loaded approximately 122 MBbls/d of crude on rail cars entering the facility compared to approximately 112 MBbls/d and 105 MBbls/d during the same periods in 2014. We also experienced an increase in revenues of $4.8 million during the six months ended June 30, 2015 related to our crude oil transportation operations acquired in March and May of 2014.

During the six months ended June 30, 2015, we experienced higher operations and maintenance expense of $4.7 million primarily due to the acquisitions of our crude oil transportation fleet in March and May of 2014.

For both the three and six months ended June 30, 2015, our proportionate share of the net earnings from our unconsolidated affiliate, PRBIC, was $3.3 million compared to a net loss of approximately $0.9 million and $1.3 million during the three and six months ended June 30, 2014. For a further discussion of our investment in PRBIC, see Item 1, Financial Statements, Note 5.

Our NGL and Crude Services segment's EBITDA for the three and six months ended June 30, 2015 was impacted by a $28.4 million impairment of the goodwill associated with our West Coast operations due primarily to an increase in the discount rate utilized to determine the fair value of this business resulting from the continued decrease in commodity prices and its impact on the midstream industry. We also recorded a $31.9 million impairment of goodwill associated with our Watkins Glen operations due to an increase in the discount rate utilized to determine the fair value of this business, coupled with continued delays and uncertainties in the permitting of our proposed NGL storage facility. For a further discussion of these impairments, see Item 1, Financial Statements, Note 2.

Other Results

Our consolidated EBITDA for the three and six months ended June 30, 2015 decreased by approximately $268.2 million and $253.9 million compared to the same periods in 2014. Our consolidated Adjusted EBITDA for the three and six months ended June 30, 2015 was $133.1 million and $275.0 million, an increase of $15.4 million and $40.7 million compared to the same periods in 2014. The change in our EBITDA and Adjusted EBITDA period over period was primarily driven by our segment results described above. Partially offsetting those results were higher general and administrative expenses of approximately $6.5 million and $6.1 million from our Corporate operations compared to the same periods in 2014 due to approximately $12.4 million and $17.0 million of costs primarily related to the potential merger with Crestwood Midstream and our 2015 cost savings initiatives, compared to $2.2 million and $8.7 million of costs for the same periods in 2014, primarily related to the Arrow acquisition.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and six months ended June 30, 2015, our depreciation, amortization and accretion expense increased compared to the same periods in 2014, primarily due to the acquisition of our crude oil transportation assets during 2014 and the expansion of our gathering and processing assets in the Marcellus Shale.

Interest and Debt Expense - Interest and debt expense increased by approximately $2.8 million and $4.7 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Credit facilities	$5.6	$8.0	$12.9	$15.2
Senior notes	28.4	23.6	53.0	47.3
Capital lease interest	—	0.1	—	0.1
Other debt-related costs	2.3	2.2	4.7	4.4
Gross interest and debt expense	36.3	33.9	70.6	67.0
Less: capitalized interest	0.9	1.3	1.6	2.7
Interest and debt expense, net	$35.4	$32.6	$69.0	$64.3

Loss on Modification/Extinguishment of Debt - During the three and six months ended June 30, 2015, we recognized a loss on modification/extinguishment of $17.1 million related to the redemption of Crestwood Midstream's 2019 Senior Notes.

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

CEQP Credit Facility. As of June 30, 2015, we had $104.1 million of available capacity under the CEQP Credit Facility considering our most restrictive debt covenants under that facility. See Item 1, Financial Statements, Note 8 for a more detailed discussion of the CEQP Credit Facility.

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

•
Crestwood Midstream Revolver. On April 8, 2015, Crestwood Midstream utilized approximately $315 million of its credit facility to redeem all of its outstanding 2019 Senior Notes. As of June 30, 2015, Crestwood Midstream had $489.6 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. See Item 1, Financial Statements, Note 8 for a more detailed discussion of the Crestwood Midstream Revolver.

•
Senior Notes. In March 2015, Crestwood Midstream issued $700 million of 6.25% unsecured Senior Notes due 2023 in a private offering. The net proceeds from this offering of approximately $688.3 million were used to pay down borrowings under its revolving credit facility and for its general partnership purposes.

•
Preferred Units. During the six months ended June 30, 2015, Crestwood Midstream did not sell any Preferred Units to the Class A Purchasers. Crestwood Midstream will issue the remaining $60 million of Preferred Units available for purchase by the Class A Purchasers in conjunction with the Simplification Merger, and Crestwood Midstream intends to use the proceeds from such issuance to fund expansion and development projects, to reduce borrowings under its credit facility, and for other general partnership purposes. See Item 1, Financial Statements, Note 10 for a more detailed description of the Preferred Units.

•
Equity Distribution Agreement. Effective May 8, 2015, Crestwood Midstream suspended the equity distribution program with certain financial institutions under which Crestwood Midstream was allowed to offer and sell, from time to time through one or more of these financial institutions, common units having an aggregate offering price of up to $300.0 million. Prior to the suspension of this program, Crestwood Midstream did not issue any common units through these financial institutions.

As of June 30, 2015, we were in compliance with all our debt covenants related to the CEQP Credit Facility, Crestwood Midstream Revolver and our senior notes. See Item 1, Financial Statements, Note 8 for a more detailed description of these credit facilities and our CEQP and CMLP senior notes.

As described above, in May 2015, the Company, Crestwood Midstream and certain of its affiliates entered into a definitive merger agreement under Crestwood Midstream has agreed to merge with a wholly-owned subsidiary of the the Company, with Crestwood Midstream surviving as a wholly-owned subsidiary of the Company. As further described in Item 1. Financial Statements, Note 16, immediately following the closing of the Simplification Merger, we will repay and retire the CEQP Credit Facility and outstanding CEQP Senior Notes, and Crestwood Midstream will repay and retire all borrowings under the Crestwood Midstream Revolver. The Crestwood Midstream Revolver will effectively be retired with proceeds received by Crestwood Midstream from the sale of Preferred Units to the Class A Purchasers prior to the closing of the Simplification Merger, borrowings under the Crestwood Midstream amended and restated credit facility (described below), or a combination thereof.

Under the merger agreement, we are also required to redeem or call for redemption all of our 7% senior notes due 2018 prior to the closing of the Simplification Merger. We expect to redeem the senior notes in September 2015. As of June 30, 2015, $10.6 million in aggregate principal amount of the senior notes were outstanding.

To refinance the Crestwood Midstream Revolver, Crestwood Midstream intends to enter into an amended and restated senior secured revolving credit facility under which up to $1.5 billion in aggregate principle amount of cash borrowings and letters of credit will be made available by a syndicate of lenders. In July 2015, Crestwood Midstream received final lender commitments for the $1.5 billion revolving credit facility, and subject to customary closing conditions, Crestwood Midstream expects to close the amended and restated credit agreement contemporaneously with the closing of the Simplification Merger.

Following the asset contribution and refinancing described above, Crestwood Midstream will own all of the operating assets within the Crestwood partnerships and Crestwood Midstream will issue all of the debt (including bank loans and senior notes) required to operate those businesses. CEQP as Crestwood Midstream's publicly-traded parent company following the merger, will issue common units when equity capital is required by those businesses.

The following table provides a summary of our cash flows by category (in millions):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$211.1	$127.2
Net cash used in investing activities	(108.4)	(256.1)
Net cash provided by (used in) financing activities	(110.2)	141.9

Operating Activities

Our operating cash flows increased approximately $83.9 million during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to lower costs of product/services sold of approximately $544.4 million primarily due to lower prices in our G&P and NGL and Crude Services segments' operations described above, and a $65.4 million net cash inflow from working capital resulting primarily from lesser working capital requirements of our NGL terminalling, supply and logistics operations given the recent decrease in commodity prices. Partially offsetting these impacts was a $524.9 million decrease in operating revenues primarily from our G&P and NGL and Crude Services segments' operations described above.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2015 (in millions). We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings.

Growth capital	$58.6
Maintenance capital	9.3
Other (1)	15.6
Purchases of property, plant and equipment	83.5
Reimbursements of property, plant and equipment	28.8
Net purchases of property, plant and equipment	$54.7

(1)     Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to our capital expenditures discussed above, our cash flows from investing activities were also impacted by the following significant items during the six months ended June 30, 2015 and 2014:

Acquisitions. During the six months ended June 30, 2014, we acquired substantially all of the operating assets of Red Rock and LT Enterprises for approximately $12.1 million and $9.0 million, respectively. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 3.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2015 and 2014, we made capital contributions of approximately $28.0 million and $48.6 million to our unconsolidated affiliates to fund their capital projects. For a further discussion of investments in our unconsolidated affiliates, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2015 and 2014, included the following:

Equity Transactions

•	$4.1 million increase in distributions to non-controlling partners during the six months ended June 30, 2015 compared to the same period in 2014;

•	$33.6 million proceeds from the issuance of non-controlling interests during the six months ended June 30, 2014; and

•	$293.7 million net proceeds from the issuance of Class A preferred units during the six months ended June 30, 2014

Debt Transactions

•	$688.3 million net proceeds from Crestwood Midstream's issuance of the 2023 Senior Notes during the six months ended June 30, 2015;

•	$245.9 million increase in net repayments of long-term debt during the six months ended June 30, 2015 compared to the same period in 2014; and

•	$363.6 million redemption of Crestwood Midstream's 2019 Senior Notes during the six months ended June 30, 2015

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2014 Annual Report on Form 10-K. Below is an update of our critical accounting estimates related to goodwill.

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, enterprise value and the potential value we would receive if we sold the reporting unit. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance of each of our reporting units (which include assumptions, among others, about estimating future operating margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the growth assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.

As described above, during interim periods we evaluate our reporting units for events and changes that could indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. Due to the significant, sustained decrease in the market price of our common units from January 1, 2015 to June 30, 2015, we evaluated our reporting units and determined it was more likely than not that the goodwill associated with four of our reporting units was impaired as of June 30, 2015: Fayetteville (G&P segment), West Coast (NGL and Crude Services segment), Watkins Glen (NGL and Crude Services segment) and Barnett (G&P segment). As a result of further analysis of the fair value of the goodwill at these reporting units, we recorded $8.3 million, $28.4 million, $31.9 million and $212.4 million of goodwill impairments related to these reporting units, respectively, during the three months ended June 30, 2015.

The impairment of our Fayetteville and West Coast goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting units from 9% to 10%, considering the continued decrease in commodity prices and its impact on the midstream industry and our customers in these areas.  The impairment of our Watkins Glen goodwill primarily resulted from increasing the discount rate of the reporting unit from 10.5% to 13.3%, coupled with continued delays and uncertainties in the permitting of our proposed NGL storage facility.  The impairment of our Barnett goodwill primarily resulted from increasing the discount rate of the reporting unit from 9% to 11%, considering the recent actions of our primary customer in the Barnett Shale, Quicksilver, related to its 2015 filing for protection under Chapter 11 of the U.S. Bankruptcy Code on our projected cash flows from that reporting unit.

We continue to monitor the remaining $64.2 million, $57.6 million, $34.3 million and $44.8 million of goodwill assigned to our Fayetteville, West Coast, Watkins Glen and Barnett reporting units, respectively as of June 30, 2015. We could experience additional impairments of the remaining goodwill of our Fayetteville and West Coast reporting units in the future if we experience continued increases in discount rates, or if we receive negative information about market conditions or the intent of our customers related to those operations. We could experience additional impairments of the remaining goodwill of our Watkins Glen reporting unit in the future if we experience continued increases in discount rates, or if we receive negative information about the timing or our ability to receive the required permitting related to the proposed NGL storage facility. We could experience additional impairments of the remaining goodwill of our Barnett reporting unit if we experience continued increases in discount rates, or if future adverse changes related to Quicksilver's bankruptcy further reduce the projected cash flows of the reporting unit.

We acquired a substantial majority of the reporting units in our Storage and Transportation segment and our NGL and Crude Services segment during 2013 concurrent with the Inergy merger, and finalized the purchase price allocations for these acquisitions during 2014, at which time we recorded the assets, liabilities and goodwill of those reporting units at fair value. A summary of the goodwill as of June 30, 2015 related to these reporting units (other than West Coast and Watkins Glen, which are described above) is as follows (in millions):

Reporting Unit	Goodwill
Northeast Storage and Transportation	$726.3
COLT	668.3
NGL Supply and Logistics	266.2
NGL and Crude Transportation	177.9
NGL Storage and Terminals	75.2
Bath	29.0
US Salt	12.6

Any level of decrease in the forecasted cash flows of those businesses, or further increases in the discount rates utilized to value those businesses would likely result in the fair value of the reporting unit falling below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit’s goodwill is impaired. Although we do not believe it is more likely than not that the fair value of these reporting units could be less than their carrying amounts as of June 30, 2015, we believe that certain of these reporting units have experienced increases in the discount rates utilized in determining their fair value ranging from 0.5% to 1.0% during the first six months of 2015 resulting primarily from the continued commodity price decline since 2014. As a result, we believe further declines in commodity prices or sustained decreases in the market price of our common units, among other factors, could result in increases in future discount rates, and additional increases of 0.5% to 1.0% in discount rates from the discount rates utilized at June 30, 2015 could potentially result in a future impairment of the goodwill related to these reporting units. In addition, adverse changes related to the future operating performance of these reporting units could decrease their projected cash flows, which would potentially result in a future impairment of the goodwill related to these reporting units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2014 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2014 to June 30, 2015 other than as follows.

Credit Risk

On March 17, 2015, Quicksilver, a significant customer in our gathering and processing operations in the Barnett Shale, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although Quicksilver is current on all amounts we invoiced them through July 2015, we are closely monitoring our exposure to Quicksilver to ensure they continue to promptly pay invoices, including those billed to them in August 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our Risk Factors are consistent with those disclosed in Part I, Item 1A. Risk Factors of our 2014 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2015. Below is an update to our Risk Factors.

Sustained decreases in our market capitalization may be an indicator of a potential future impairment of our long-lived tangible and intangible assets including goodwill which could have a material adverse effect on our financial results.

During 2015, we experienced a sustained, significant decline in our unit price which resulted in our market capitalization falling below the recorded value of our consolidated net assets. Under GAAP, we were required to record goodwill impairments of $281.0 million during the three and six months ended June 30, 2015 because changes in circumstances or events (of which one of the several indicators of impairment that was considered jointly is a significant and other than temporary decrease in the our market capitalization) indicated that the carrying values of such assets exceeded their fair value and were not recoverable. A further decline in our market capitalization could result in additional impairments, which could further materially and adversely affect our financial results.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including the Company, may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect the tax treatment of certain publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

On May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations (the Proposed Regulations) regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide an exclusive list of industry-specific activities that generate qualifying income for the purposes of the Qualifying Income Exception, including the activities that constitute the transportation, storage, processing or marketing of a natural resource. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, the Company does not anticipate any material impact on its ability to satisfy the qualifying income test if the Proposed Regulations were finalized as proposed. However, there can be no assurances that the Proposed Regulations, when adopted as final regulations, will not take a position that is contrary to our interpretation of Section 7704 of the Code. If the Proposed Regulations were to treat any material portion of CEQP’s income as non-Qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations.

Any modification to the U.S. federal income tax laws and interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income exception in order for the Company to be treated as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or any other proposals will ultimately be enacted or adopted. Any such changes could negatively impact the value of an investment in our units and the amount of cash available for distribution to its unitholders.

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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 6, 2015	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)