Form 10-Q
period 2015-09-30
Crestwood Equity Partners LP
filed 2015-11-09
CIK 1136352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 2, 2015, the registrant had 685,564,820 common units outstanding.

CRESTWOOD EQUITY PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$9.0	$8.8
Accounts receivable	302.5	379.6
Inventory	49.9	46.6
Assets from price risk management activities	34.4	79.8
Prepaid expenses and other current assets	19.8	23.3
Total current assets	415.6	538.1

Property, plant and equipment (Note 4)	4,324.9	4,273.9
Less: accumulated depreciation and depletion	507.7	380.1
Property, plant and equipment, net	3,817.2	3,893.8

Intangible assets (Note 4)	1,443.0	1,441.9
Less: accumulated amortization	289.0	210.6
Intangible assets, net	1,154.0	1,231.3

Goodwill	1,600.9	2,491.8
Investment in unconsolidated affiliates (Note 5)	332.4	295.1
Other assets	8.3	11.3
Total assets	$7,328.4	$8,461.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$165.8	$241.2
Accrued expenses and other liabilities (Note 4)	118.5	154.6
Liabilities from price risk management activities	8.1	25.4
Current portion of long-term debt (Note 8)	17.6	3.7
Total current liabilities	310.0	424.9

Long-term debt, less current portion (Note 8)	2,518.2	2,392.8
Other long-term liabilities	46.1	47.2
Deferred income taxes	9.5	12.0
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Crestwood Equity Partners LP partners’ capital (685,376,684 and 186,403,667 common units issued and outstanding at September 30, 2015 and December 31, 2014)	3,733.7	776.2
Preferred units (59,345,672 units issued and outstanding at September 30, 2015)	529.6	—
Total Crestwood Equity Partners LP partners’ capital	4,263.3	776.2
Interest of non-controlling partners in subsidiaries	181.3	4,808.3
Total partners’ capital	4,444.6	5,584.5
Total liabilities and partners’ capital	$7,328.4	$8,461.4
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product revenues:
Gathering and processing	$275.3	$529.7	$799.5	$1,426.0
Marketing, supply and logistics	179.3	312.2	653.0	947.4
	454.6	841.9	1,452.5	2,373.4

Services revenues:
Gathering and processing	79.4	87.3	250.2	242.2
Storage and transportation	65.0	65.8	201.1	197.6
Marketing, supply and logistics	30.8	40.4	96.9	118.5
Related party (Note 13)	0.9	0.8	3.0	2.4
	176.1	194.3	551.2	560.7
Total revenues	630.7	1,036.2	2,003.7	2,934.1

Costs of product/services sold:
Product costs:
Gathering and processing	275.4	542.6	818.9	1,408.2
Marketing, supply and logistics	149.2	260.1	538.5	852.0
Related party (Note 13)	7.2	11.3	23.2	32.1
	431.8	814.0	1,380.6	2,292.3

Service costs:
Gathering and processing	0.2	0.1	0.5	0.6
Storage and transportation	5.2	9.7	15.8	27.9
Marketing, supply and logistics	12.0	19.5	41.5	56.1
	17.4	29.3	57.8	84.6
Total costs of products/services sold	449.2	843.3	1,438.4	2,376.9

Expenses:
Operations and maintenance	49.3	55.9	143.8	148.7
General and administrative	32.8	21.4	90.9	73.4
Depreciation, amortization and accretion	75.5	71.7	224.5	209.2
	157.6	149.0	459.2	431.3

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other operating income (expense):
Gain (loss) on long-lived assets, net	(2.3)	(0.9)	(3.9)	0.8
Goodwill impairment	(609.9)	—	(890.9)	—
Loss on contingent consideration	—	—	—	(8.6)
Operating income (loss)	(588.3)	43.0	(788.7)	118.1
Earnings (loss) from unconsolidated affiliates, net	2.8	0.3	11.2	(1.3)
Interest and debt expense, net	(35.7)	(31.5)	(104.7)	(95.8)
Loss on modification/extinguishment of debt	(2.7)	—	(19.8)	—
Other income, net	0.2	0.2	0.5	0.4
Income (loss) before income taxes	(623.7)	12.0	(901.5)	21.4
Provision (benefit) for income taxes	(0.3)	0.1	(0.2)	1.1
Net income (loss)	(623.4)	11.9	(901.3)	20.3
Net (income) loss attributable to non-controlling partners	396.5	(9.1)	642.7	(2.3)
Net income (loss) attributable to Crestwood Equity Partners LP	$(226.9)	$2.8	$(258.6)	$18.0

Subordinated unitholders' interest in net income (loss)	$(5.4)	$—	$(6.1)	$0.4
Common unitholders' interest in net income (loss)	$(221.5)	$2.8	$(252.5)	$17.6

Net income (loss) per limited partner unit:
Basic	$(1.18)	$0.02	$(1.37)	$0.10
Diluted	$(1.18)	$0.02	$(1.37)	$0.10

Weighted-average limited partners’ units outstanding (in thousands):
Basic	188,337	182,014	184,679	182,005
Dilutive units	4,388	4,388	4,388	4,388
Diluted	192,725	186,402	189,067	186,393

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(623.4)	$11.9	$(901.3)	$20.3
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	(1.0)	(0.2)	(1.4)	(0.3)
Comprehensive income (loss)	(624.4)	11.7	(902.7)	20.0
Comprehensive income (loss) attributable to non-controlling partners	(396.5)	9.1	(642.7)	2.3
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(227.9)	$2.6	$(260.0)	$17.7

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Crestwood Equity Partners LP
	Preferred Units	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2014	$—	$776.2	$4,808.3	$5,584.5
Distributions to partners	—	(77.2)	(230.5)	(307.7)
Issuance of CMLP Class A preferred units	—	—	58.8	58.8
Acquisition of CMLP non-controlling interest	529.6	3,283.0	(3,812.6)	—
Unit-based compensation charges	—	15.6	—	15.6
Taxes paid for unit-based compensation vesting	—	(3.8)	—	(3.8)
Change in fair value of Suburban Propane Partners, L.P. units (Note 10)	—	(1.4)	—	(1.4)
Other	—	(0.1)	—	(0.1)
Net loss	—	(258.6)	(642.7)	(901.3)
Balance at September 30, 2015	$529.6	$3,733.7	$181.3	$4,444.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income (loss)	$(901.3)	$20.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	224.5	209.2
Amortization of debt-related deferred costs, discounts and premiums	6.6	5.9
Market adjustment on interest rate swaps	(0.5)	(2.0)
Unit-based compensation charges	15.6	16.4
(Gain) loss on long-lived assets, net	3.9	(0.8)
Goodwill impairment	890.9	—
Loss on contingent consideration	—	8.6
Loss on modification/extinguishment of debt	19.8	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions	(1.6)	1.3
Deferred income taxes	(2.5)	(4.5)
Other	0.6	—
Changes in operating assets and liabilities, net of effects from acquisitions	45.6	(79.6)
Net cash provided by operating activities	301.6	174.8

Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(19.5)
Purchases of property, plant and equipment	(122.8)	(288.3)
Investment in unconsolidated affiliates	(40.0)	(81.8)
Capital distributions from unconsolidated affiliates	4.4	—
Proceeds from sale of assets	2.9	0.3
Net cash used in investing activities	(155.5)	(389.3)

Financing activities
Proceeds from the issuance of long-term debt	3,470.5	1,974.9
Principal payments on long-term debt	(3,330.0)	(1,876.0)
Payments on capital leases	(1.6)	(2.6)
Payments for debt-related deferred costs	(17.3)	(1.8)
Financing fees paid for early debt redemption	(13.6)	—
Distributions to partners	(77.2)	(76.9)
Distributions paid to non-controlling partners	(230.5)	(222.4)
Net proceeds from issuance of preferred equity of subsidiary	—	53.9
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	58.8	366.8
Taxes paid for unit-based compensation vesting	(3.8)	(3.8)
Other	(1.2)	(0.6)
Net cash provided by (used in) financing activities	(145.9)	211.5

Net change in cash	0.2	(3.0)
Cash at beginning of period	8.8	5.2
Cash at end of period	$9.0	$2.2

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(19.3)	$(8.0)
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

Organization

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

On May 5, 2015, the Company, Crestwood Midstream Partners LP (Crestwood Midstream or CMLP), a Delaware limited partnership, and certain of its affiliates entered into a definitive agreement under which CMLP agreed to merge with a wholly-owned subsidiary of the Company (the Simplification Merger). On September 30, 2015, CMLP's unitholders approved the Simplification Merger and we completed the merger on that date. As part of the merger consideration, CMLP's common and preferred unitholders (other than the Company and our subsidiaries) received 2.75 common or preferred units of the Company for each common or preferred unit of CMLP held upon completion of the merger.

Prior to the Simplification Merger, we indirectly owned a non-economic general partnership interest Crestwood Midstream and 100% of its incentive distribution rights (IDRs), which entitled us to receive 50% of all distributions paid by Crestwood Midstream in excess of its initial quarterly distribution of $0.37 per common unit. Crestwood Midstream was also a publicly-traded limited partnership with common units listed on the New York Stock Exchange (NYSE) under the listing symbol "CMLP." As a result of the completion of the Simplification Merger on September 30, 2015, CMLP's common units ceased to be listed on the NYSE, the IDRs were eliminated and Crestwood Midstream became a wholly-owned subsidiary of the Company.

On September 30, 2015, the Company contributed 100% of its interests in Crestwood Operations LLC (Crestwood Operations) to Crestwood Midstream. Crestwood Operations owns a proprietary NGL business primarily consisting of:

•
a fleet of rail and over-the-road transportation vehicles, rail-to-truck terminals located in Florida, New Jersey, New York and Rhode Island, and truck maintenance facilities located in Indiana, Mississippi, New Jersey and Ohio;

•
West Coast NGL operations, which provides processing, fractionation, storage, transportation and marketing services to producers, refiners and other customers. Located near Bakersfield, California, the West Coast facilities include 24 million gallons of aboveground NGL storage capacity, 25 MMcf/d of natural gas processing capacity, 12,000 Bbls of NGL fractionation capacity, 8,000 Bbls/d of butane isomerization capacity and NGL rail and truck take-away options; and

•	the Seymour NGL storage facility located in Seymour, Indiana, which has 21 million gallons of underground NGL storage capacity and 1.2 million gallons of aboveground bullet storage capacity.

Immediately following the Simplification Merger and the related transactions described above, as of September 30, 2015, the Company owns a 99.9% limited partnership interest in Crestwood Midstream and Crestwood Gas Services GP, LLC (CGS GP), our wholly-owned subsidiary, owns a 0.1% limited partnership interest in Crestwood Midstream. Our general partner, Crestwood Equity GP LLC, owns our non-economic general partnership interest. Our general partner is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve). As of September 30, 2015, First Reserve owns approximately 15.6% of our common units, and 4,387,889 of our subordinated units.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Description of Business

In conjunction with the Simplification Merger, we modified our segments and our financial statements now reflect three operating and reporting segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and Powder River Basin Industrial Complex, LLC (PRBIC) operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. Below is a description of our operating and reporting segments.

•
Gathering and Processing: our gathering and processing (G&P) operations provide natural gas gathering, processing, treating, compression, transportation services, crude oil and water gathering and transportation services to producers in unconventional shale plays and tight-gas plays in West Virginia, Wyoming, Texas, Arkansas, New Mexico, Louisiana and North Dakota. This segment primarily includes (i) our rich gas gathering systems and processing plants in the Marcellus, Powder River Basin (PRB) Niobrara, Barnett, and Permian Shale plays; (ii) our dry gas gathering systems in the Barnett, Fayetteville, and Haynesville Shale plays; and (iii) our Arrow crude oil, natural gas and water gathering systems in the Bakken Shale play;

•
Storage and Transportation: our storage and transportation (S&T) operations provide natural gas and crude oil storage and transportation services to producers, utilities and other customers. This segment primarily includes (i) our natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake); (ii) our regulated natural gas transmission facilities (the North-South Facilities, the MARC I Pipeline and the East Pipeline) in New York and Pennsylvania; and (iii) the COLT Hub, a crude oil rail loading and storage terminal located in North Dakota; and

•
Marketing, Supply and Logistics: our marketing, supply and logistics (MS&L) operations provide NGL and crude oil storage, marketing and transportation services to producers, refiners, marketers and other customers. This segment primarily includes (i) West Coast processing and fractionation operations; (ii) our NGL storage facilities in Bath, New York and Seymour, Indiana; (iii) our rail-to-truck NGL terminals and a fleet of NGL, crude oil and produced water transportation assets; and (iv) our solution-mining and salt production company (US Salt).

As of September 30, 2015 and concurrent with the completion of the Simplification Merger and other related transactions described above, all of our consolidated operating assets are owned by or through Crestwood Midstream.

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

In conjunction with the closing of the Simplification Merger on September 30, 2015, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream. We accounted for this transaction as a reorganization of entities under common control. Prior to the Simplification Merger, we consolidated the results of Crestwood Operations in our financial statements and as such, this transaction had no impact on our historical financial statements.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our consolidated financial statements for the prior period include reclassifications that were made to conform to the current period presentation. Cash inflows of $17.6 million related to reimbursements of capital expenditures from producers have been reclassified from investing activities to changes in operating assets and liabilities, net of effects from acquisitions under operating activities in our consolidated statements of cash flows for the nine months ended September 30, 2014 to conform with the current period presentation. The reclassification was not significant to our previously reported consolidated financial statements.

Beginning in the third quarter of 2015, we began presenting our revenues from product sales separately from service revenues (and the related costs and expenses) in our consolidated statements of operations. In addition, we also reclassified our historical consolidated statements of operations for the three and nine months ended September 30, 2014 to reflect this change. This change had no impact on our previously reported total revenues, net income or partners' capital.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015. The financial information as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is unaudited. The consolidated balance sheet as of December 31, 2014, was derived from the audited balance sheet filed in our 2014 Annual Report on Form 10-K.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2014 Annual Report on Form 10-K. Below is an update of our estimates related to goodwill and our policy related to the classification of revenues on our consolidated statements of operations.

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, enterprise value and the potential value we would receive if we sold the reporting unit. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our reporting units (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.

We acquired substantially all of our reporting units in 2013, 2012 and 2011, which required us to record the assets, liabilities and goodwill of each of those reporting units at fair value on the date they were acquired. As a result, any level of decrease in the forecasted cash flows of these businesses or increases in the discount rates utilized to value those businesses from their respective acquisition dates would likely result in the fair value of the reporting unit falling below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit's goodwill is impaired.

Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our and Crestwood Midstream's common units from January 1, 2015 to June 30, 2015 and from July 1, 2015 to September 30, 2015, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with all of our reporting units, in aggregate, was impaired as of September 30, 2015 and June 30, 2015. As a result of further analysis of the fair value of goodwill of our reporting units, we recorded goodwill impairments on several of our reporting units during the quarters ended September 30, 2015 and June 30, 2015. The following table summarizes the goodwill of our various reporting units (in millions):

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Goodwill at December 31, 2014	Goodwill Impairments during the Three Months Ended		Goodwill at September 30, 2015
		September 30, 2015	June 30, 2015
		(Preliminary)
Gathering and Processing
Fayetteville	$72.5	$39.1	$8.3	$25.1
Barnett	257.2	—	212.4	44.8
Marcellus	8.6	—	—	8.6
Arrow	45.9	—	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	—	726.3
COLT	668.3	348.0	—	320.3
Marketing, Supply and Logistics
West Coast	85.9	57.5	28.4	—
Supply and Logistics	266.2	—	—	266.2
Storage and Terminals	104.2	—	—	104.2
US Salt	12.6	—	—	12.6
Trucking	177.9	147.3	—	30.6
Watkins Glen	66.2	18.0	31.9	16.3
Total	$2,491.8	$609.9	$281.0	$1,600.9

Our assessment of the goodwill of all of the reporting units included in the table above, which includes those for which we recorded impairments as of September 30, 2015 and those for which we did not record impairments as of September 30, 2015, is preliminary in nature. For those reporting units which we did not record goodwill impairments, we were not reasonably able to estimate the amount of goodwill impairment, if any, as of September 30, 2015. We will finalize the impairment of our goodwill during the quarter ended December 31, 2015, which may result in the recording of additional goodwill impairments or adjustments of the goodwill impairments recorded as of September 30, 2015 as we receive updated information about the fair value of the assets and liabilities of the reporting units given the uncertainties surrounding the continued decline in commodity prices and its impact on the forecasted demand for the products we sell and the services that we provide.

The preliminary goodwill impairments recorded during the three months ended September 30, 2015 and the goodwill impairments recorded during the three months ended June 30, 2015, primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units for certain of those reporting units considering the continued decrease in commodity prices and its impact on the midstream industry and our customers. In addition to the impact of increasing discount rates, the impairment of our Watkins Glen goodwill also resulted from continued delays and uncertainties in the permitting of our proposed NGL storage facility, and the impairment of our Barnett goodwill also resulted from considering the recent actions of our primary customer in the Barnett Shale, Quicksilver Resources Inc. (Quicksilver), related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015. The remaining goodwill related to these reporting units represents the fair value of the goodwill as of September 30, 2015, which is a Level 3 fair value measurement.

Revenue Recognition

We gather, treat, compress, store, transport and sell various commodities (including crude oil, natural gas NGLs and water) pursuant to fixed-fee and percent-of-proceeds contracts. Under certain of those contracts in our G&P operations and our marketing, supply and logistics operations, we take title to the underlying commodity. We classify the revenues associated with the products to which we take title as product revenues in our consolidated statement of operations. We classify all other revenues as service revenues in our consolidated statement of operations. For a further discussion of our accounting policy related to revenue recognition, see our 2014 Annual Report on Form 10-K.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2015, the following accounting standards had not yet been adopted by us.

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

Note 3 – Acquisitions

Crude Transportation Acquisitions (Bakken)

Red Rock. On March 21, 2014, Crestwood Midstream purchased substantially all of the trucking operations of Red Rock Transportation Inc. (Red Rock) for approximately $13.8 million, comprised of $12.1 million paid at closing plus deferred payments of $1.8 million. These operations are located in Watford City, North Dakota and provide crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with 28,000 barrels per day of transportation capacity. In the first quarter of 2014, we finalized the purchase price and allocated approximately $10.6 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. These assets are included in our marketing, supply and logistics segment.

LT Enterprises. On May 9, 2014, Crestwood Midstream purchased substantially all of the operating assets of LT Enterprises, Inc. (LT Enterprises) for approximately $10.7 million, comprised of $9.0 million paid at closing plus deferred payments of $1.7 million. These operations are located in Watford City, North Dakota and provide crude oil and produced water hauling services primarily to the oilfields of western North Dakota. The acquired assets include a fleet of approximately 38 tractors, 51 crude trailers and 17 service vehicles with 20,000 barrels per day of transportation capacity. In addition, Crestwood Midstream acquired employee housing and 20 acres of greenfield real property located two miles south of Watford City. In the second quarter of 2014, we finalized the purchase price and allocated all of the purchase price to property, plant and equipment and intangible assets. These assets are included in our marketing, supply and logistics segment.

The acquisitions of Red Rock and LT Enterprises were not material to our marketing, supply and logistics segment's results of operations for the three and nine months ended September 30, 2014. In addition, transaction costs related to these acquisitions were not material for the three and nine months ended September 30, 2014.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Gathering systems and pipelines	$1,425.6	$1,410.9
Facilities and equipment	1,680.6	1,648.3
Buildings, land, rights-of-way, storage contracts and easements	848.6	841.5
Vehicles	46.1	45.2
Construction in process	148.2	156.5
Base gas	37.3	37.5
Salt deposits	120.5	120.5
Office furniture, fixtures and other	18.0	13.5
	4,324.9	4,273.9
Less: accumulated depreciation and depletion	507.7	380.1
Total property, plant and equipment, net	$3,817.2	$3,893.8

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $2.9 million and $5.3 million included in property, plant and equipment, net at September 30, 2015 and December 31, 2014.

Intangible Assets

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Customer accounts	$583.7	$583.7
Covenants not to compete	9.6	9.6
Gas gathering, compression and processing contracts	726.1	730.2
Acquired storage contracts	29.0	29.0
Trademarks	31.3	32.2
Deferred financing costs	63.3	57.2
	1,443.0	1,441.9
Less: accumulated amortization	289.0	210.6
Total intangible assets, net	$1,154.0	$1,231.3

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Accrued expenses	$50.3	$52.5
Accrued property taxes	6.6	2.2
Accrued product purchases payable	1.8	0.7
Tax payable	—	1.6
Interest payable	35.4	23.5
Accrued additions to property, plant and equipment	7.7	20.0
Commitments and contingent liabilities (Note 12)	—	40.0
Capital leases	1.6	1.9
Deferred revenue	15.1	12.2
Total accrued expenses and other liabilities	$118.5	$154.6

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	September 30,		September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015	2014	2015	2014	2015	2014
Jackalope Gas Gathering Services, L.L.C.(1)	50.00%	(4)	$255.2	$232.9	$2.0	$0.4	$5.6	$0.1
Tres Palacios Holdings LLC(2)	50.01%		40.1	36.0	0.6	—	2.1	—
Powder River Basin Industrial Complex, LLC(3)	50.01%		37.1	26.2	0.2	(0.1)	3.5	(1.4)
Total			$332.4	$295.1	$2.8	$0.3	$11.2	$(1.3)

(1)
As of September 30, 2015, our investment balance exceeded our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) by approximately $51.4 million. We amortize and generally assess the recoverability of this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation and RKI Exploration and Production, LLC, and we reflect the amortization as a reduction of our earnings from unconsolidated affiliates. We recorded amortization of approximately $0.8 million for the three months ended September 30, 2015 and 2014, and $2.3 million for the nine months ended September 30, 2015 and 2014. Our Jackalope investment is included in our gathering and processing segment.

(2)
In December 2014, one of our consolidated subsidiaries and an affiliate of Brookfield Infrastructure Group (Brookfield) formed the Tres Palacios Holdings LLC (Tres Holdings) joint venture. As of September 30, 2015, our equity in the underlying net assets exceeded our investment balance in Tres Holdings by approximately $29.4 million. We amortize and generally assess the recoverability of this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2015. Our Tres Holdings investment is included in our storage and transportation segment.

(3)
As of September 30, 2015, our investment balance approximated our equity in the underlying net assets of PRBIC. During the three months ended June 30, 2015, we recorded additional equity earnings of approximately $3.2 million related to a gain associated with the adjustment of our member's capital account by our equity investee. Our PRBIC investment is included in our storage and transportation segment.

(4)	Excludes non-controlling interests related to our investment in Jackalope. See Note 10 for a further discussion of our non-controlling interest related to our investment in Jackalope.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Distributions and Contributions

Jackalope. Jackalope is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the nine months ended September 30, 2015, we received cash distributions of approximately $8.7 million from Jackalope. During the nine months ended September 30, 2014, Jackalope did not make any distributions to its members. In October 2015, we received a cash distribution of approximately $3.9 million from Jackalope. During the nine months ended September 30, 2015 and 2014, we contributed approximately $25.4 million and $78.3 million to Jackalope.

Tres Holdings. Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. During the nine months ended September 30, 2015, we received cash distributions of approximately $4.0 million from Tres Holdings. In October 2015, we received a cash distribution of approximately $3.5 million from Tres Holdings. During the nine months ended September 30, 2015, we contributed approximately $5.7 million to Tres Holdings.

PRBIC. PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the nine months ended September 30, 2015, we received cash distributions of approximately $1.3 million from PRBIC. During the nine months ended September 30, 2014, PRBIC did not make any distributions to its members. In October 2015, we received a cash distribution of approximately $0.6 million from PRBIC. During the nine months ended September 30, 2015 and 2014, we contributed approximately $8.7 million and $3.5 million to PRBIC.

Note 6 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Prior to the completion of the Simplification Merger, we also utilized derivative instruments to manage our exposure to fluctuations in interest rates, which is discussed in Note 8. Additional information related to our derivatives is discussed in Note 7.

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and nine months ended September 30, 2015, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $5.7 million and $11.0 million. During the three and nine months ended September 30, 2014, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $5.9 million and $10.4 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015		December 31, 2014
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	10.6	12.7	6.8	8.4
Natural gas (MMBTU’s)	—	—	0.2	0.1

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 35 months or less; however, 86% of the contracts expire within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2015 and December 31, 2014 were energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2015 was $4.1 million, for which we posted no collateral and at December 31, 2014 was $5.2 million for which we posted $1.8 million of collateral in the normal course of business. In addition, at September 30, 2015 and December 31, 2014, we had a New York Mercantile Exchange (NYMEX) related net derivative liability position of $24.5 million and $36.9 million, for which we posted $31.9 million and $41.9 million of cash collateral in the normal course of business. At September 30, 2015 and December 31, 2014, we also received collateral of $17.6 million and $33.6 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of September 30, 2015 and December 31, 2014, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their carrying amounts as of September 30, 2015 and December 31, 2014 due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CEQP Senior Notes	$10.0	$10.0	$11.4	$11.6
Crestwood Midstream 2019 Senior Notes	$—	$—	$351.0	$360.5
Crestwood Midstream 2020 Senior Notes	$503.5	$448.7	$504.0	$481.6
Crestwood Midstream 2022 Senior Notes	$600.0	$523.4	$600.0	$568.5
Crestwood Midstream 2023 Senior Notes	$700.0	$602.0	$—	$—

Financial Assets and Liabilities

As of September 30, 2015 and December 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and interest rates. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options. In conjunction with the completion of the Simplification Merger, we terminated and settled amounts outstanding under our interest rate swaps, which would have matured in 2016.

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(1)	Total
Assets
Assets from price risk management	$0.7	$64.8	$—	$65.5	$(31.1)	$34.4
Suburban Propane Partners, L.P. units(2)	4.7	—	—	4.7	—	4.7
Total assets at fair value	$5.4	$64.8	$—	$70.2	$(31.1)	$39.1

Liabilities
Liabilities from price risk management	$0.5	$50.7	$—	$51.2	$(43.1)	$8.1
Total liabilities at fair value	$0.5	$50.7	$—	$51.2	$(43.1)	$8.1

	December 31, 2014
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Netting Agreements(1)	Total
Assets
Assets from price risk management	$0.5	$146.7	$—	$147.2	$(67.4)	$79.8
Suburban Propane Partners, L.P. units(2)	6.1	—	—	6.1	—	6.1
Total assets at fair value	$6.6	$146.7	$—	$153.3	$(67.4)	$85.9

Liabilities
Liabilities from price risk management	$1.6	$99.2	$—	$100.8	$(75.4)	$25.4
Interest rate swaps(3)	—	1.6	—	1.6	—	1.6
Total liabilities at fair value	$1.6	$100.8	$—	$102.4	$(75.4)	$27.0

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle asset and liability positions as well as cash collateral held or placed with the same counterparties.

(2)	Our Suburban Propane Partners, L.P. (Suburban Propane) units are included in prepaid expenses and other current assets on our consolidated balance sheets.

(3)
Interest rate swaps are included in other long-term liabilities on our consolidated balance sheet. In conjunction with the Simplification Merger, we terminated and settled amounts outstanding under our swaps which would have matured in 2016.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
CEQP Credit Facility	$—	$369.0
CEQP Senior Notes	10.0	11.4
CMLP Credit Facility	716.7	555.0
Crestwood Midstream 2019 Senior Notes	—	350.0
Premium on Crestwood Midstream 2019 Senior Notes	—	1.0
Crestwood Midstream 2020 Senior Notes	500.0	500.0
Fair value adjustment of Crestwood Midstream 2020 Senior Notes	3.5	4.0
Crestwood Midstream 2022 Senior Notes	600.0	600.0
Crestwood Midstream 2023 Senior Notes	700.0	—
Other	5.6	6.1
Total debt	2,535.8	2,396.5
Less: current portion	17.6	3.7
Total long-term debt	$2,518.2	$2,392.8

CEQP Credit Facility

Description of Credit Facility. Prior to the completion of the Simplification Merger, we utilized a secured credit facility (the CEQP Credit Facility) with an aggregate revolving loan capacity of $495 million to fund working capital requirements, capital expenditures and acquisitions and for general partnership purposes. All borrowings under the CEQP Credit Facility, which would have expired in July 2016, were generally secured by substantially all of our assets and the equity interests in all of our wholly-owned subsidiaries.

In conjunction with the closing of the Simplification Merger, we terminated the CEQP Credit Facility, repaid all borrowings and retired all standby letters of credit outstanding under the facility. We recognized a loss on extinguishment of debt of approximately $0.9 million in conjunction with the termination of the CEQP Credit Facility. At December 31, 2014, our outstanding standby letters of credit were $56.7 million. The interest rates on the CEQP Credit Facility were based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.91% and 5.00% at December 31, 2014. The weighted-average interest rate as of December 31, 2014 was 3.02%.

Interest Rate Swaps. We entered into interest rate swaps to reduce our exposure to variable interest payments due under the CEQP Credit Facility. These swap agreements required us to make quarterly payments to the counterparty on an aggregate notional amount based on fixed rates. In exchange, the counterparty was required to make quarterly floating interest rate payments on the same date to us based on the three-month LIBOR applied to the same aggregate notional amount. In February 2015, five of our interest rate swaps matured, with an aggregate notional amount of $175.0 million and fixed rates ranging from 0.84% to 2.35%. In conjunction with the completion of the Simplification Merger, we terminated and settled amounts outstanding under our remaining swaps which would have matured in 2016. During the three months ended September 30, 2014, we recorded a gain of approximately $0.8 million associated with these interest rate swaps. We did not record a gain on our interest rate swaps during three months ended September 30, 2015. During the nine months ended September 30, 2015 and 2014, we recorded a gain of $0.5 million and $2.0 million. We reflected these gains as a reduction of our interest and debt expense, net on our consolidated statements of operations.

CEQP Senior Notes

At September 30, 2015, we had $10.0 million in outstanding senior notes. On October 1, 2015, we repaid the balance outstanding under our senior notes and as such, we reflected the amount as current on our consolidated balance sheet as of September 30, 2015. The senior notes were scheduled to mature on October 1, 2018 and had a coupon rate of 7%. The outstanding senior notes did not have any financial covenants. In September 2015, we also repaid approximately $0.6 million

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of amounts outstanding on our 2021 senior notes. Crestwood Midstream and its subsidiaries do not provide credit support or guarantee Crestwood Equity's senior notes.

Crestwood Midstream Credit Facility

Description of Facility. Contemporaneously with the closing of the Simplification Merger on September 30, 2015, Crestwood Midstream amended and restated its senior secured credit agreement (the CMLP Credit Agreement). The CMLP Credit Agreement provides for a five-year $1.5 billion revolving credit facility (the CMLP Credit Facility), which expires in September 2020 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $350 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Agreement. The CMLP Credit Facility also includes a sub-limit of up to $25 million for same-day swing line advances and a sub-limit up to $350 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Niobrara LLC (Crestwood Niobrara), PRBIC and Tres Holdings and their respective subsidiaries. The Company also guarantees Crestwood Midstream's obligations under its $1.5 billion credit agreement.

Prior to amending and restating its credit agreement, Crestwood Midstream had a five-year $1.0 billion senior secured revolving credit facility, which would have expired October 2018. We recognized a loss on extinguishment of debt of approximately $1.8 million in conjunction with amending and restating the CMLP Credit Agreement.

Borrowings under the CMLP Credit Facility (other than the swing line loans) bear interest at either:

•
the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank's prime rate; or (iii) the Eurodollar Rate adjusted for certain reserve requirements plus 1%; plus a margin varying from 0.75% to 1.75% depending on Crestwood Midstream's most recent consolidated total leverage ratio; or

•	the Eurodollar Rate, adjusted for certain reserve requirements plus a margin varying from 1.75% to 2.75% depending on Crestwood Midstream's most recent consolidated total leverage ratio.

Swing line loans bear interest at the Alternate Base Rate as described above. The unused portion of the CMLP Credit Facility is subject to a commitment fee ranging from 0.30% to 0.50% according to its most recent consolidated total leverage ratio. Interest on the Alternate Base Rate loans is payable quarterly, or if the adjusted Eurodollar Rate applies, interest is payable at certain intervals selected by Crestwood Midstream.

At September 30, 2015, the balance outstanding under the CMLP Credit Facility was $716.7 million and its outstanding standby letters of credit were $50.8 million. At September 30, 2015, Crestwood Midstream had $473.3 million of available capacity under the CMLP Credit Facility considering the most restrictive debt covenants in its credit agreement. Borrowings under the CMLP Credit Facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.70% and 4.75% at September 30, 2015. The weighted-average interest rate as of September 30, 2015 was 3.82%. At December 31, 2014, the balance outstanding under the Crestwood Midstream $1.0 billion credit facility was $555.0 million and its outstanding letters of credit were $15.1 million. Borrowings under the $1.0 billion credit facility accrued interest at prime or LIBOR-based rates plus applicable spreads, which resulted in interest rates between 2.66% and 4.75% at December 31, 2014. The weighted-average interest rate as of December 31, 2014 was 2.86%.

In conjunction with the closing of the Simplification Merger, Crestwood Midstream borrowed approximately $720 million under the CMLP Credit Facility on September 30, 2015 to (i) repay all borrowings outstanding under the $1.0 billion credit facility, (ii) fund a distribution to the Company of approximately $378.3 million for purposes of repaying (or, if applicable, satisfying and discharging) substantially all of the Company's outstanding indebtedness as discussed above, and (iii) pay merger-related fees and expenses.

Restrictive Covenants. The CMLP Credit Facility contains various covenants and restrictive provisions that limit our ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; and (vi) transfer or dispose of assets.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At September 30, 2015, the net debt to consolidated EBITDA was approximately 4.63 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.12 to 1.0, and the senior secured leverage ratio was 1.31 to 1.0.

If Crestwood Midstream fails to perform its obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the CMLP Credit Facility could be declared immediately due and payable. The CMLP Credit Facility also has cross default provisions that apply to any of its other material indebtedness.

Crestwood Midstream Senior Notes

In March 2015, Crestwood Midstream issued $700.0 million of 6.25% unsecured Senior Notes due 2023 (the 2023 Senior Notes) in a private offering. The 2023 Senior Notes will mature on April 1, 2023, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds from this offering of approximately $688.3 million were used to pay down borrowings under the Crestwood Midstream $1.0 billion credit facility and for Crestwood Midstream’s general partnership purposes.

On April 8, 2015, Crestwood Midstream redeemed its 2019 Senior Notes for approximately $364.1 million, including accrued interest of $0.5 million and a call premium of $13.6 million. Crestwood Midstream utilized approximately $315 million of its $1.0 billion credit facility to redeem all of its outstanding 2019 Senior Notes. In conjunction with the redemption of its 2019 Senior Notes, Crestwood Midstream recorded a loss on extinguishment of debt of approximately $17.1 million.

Crestwood Midstream's senior notes are guaranteed on a senior unsecured basis by all of its domestic subsidiaries that guarantee its credit facility, subject to certain exceptions.  Crestwood Equity and its subsidiaries do not provide credit support or guarantee Crestwood Midstream's senior notes.

At September 30, 2015, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP Credit Facility and its senior notes.

Note 9 - Earnings Per Limited Partner Unit

Our net income (loss) attributable to Crestwood Equity Partners is allocated to the subordinated and limited partner unitholders based on their ownership percentage after giving effect to net income attributable to the Class A preferred units. We calculate basic net income per limited partner unit using the two-class method. Diluted net income per limited partner unit is computed using the treasury stock method, which considers the impact to net income attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three and nine months ended September 30, 2015, we excluded a weighted-average of 645,062 and 217,383 common units, representing preferred units, and a weighted-average of 789,678 and 266,118 common units, representing Crestwood Niobrara's preferred units, from our diluted earnings per unit. See Note 10 for additional information regarding the potential conversion of these preferred units to common units.

Note 10 – Partners’ Capital

As discussed in Note 1, on September 30, 2015, we completed the Simplification Merger. As part of the merger consideration, Crestwood Midstream's common and preferred unitholders (other than the Company and our subsidiaries) received 2.75 common or preferred units of the Company for each common or preferred unit of CMLP held upon completion of the merger.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prior to the Simplification Merger, the Company indirectly owned a non-economic general partnership interest in Crestwood Midstream and 100% of its IDRs. Crestwood Midstream was also a publicly-traded limited partnership with common units listed on the NYSE. However, as a result of Crestwood Midstream's completion of the Simplification Merger on September 30, 2015, its common units ceased to be listed on the NYSE, the IDRs were eliminated and Crestwood Midstream became a wholly-owned subsidiary of the Company.

Immediately following the Simplification Merger and the transactions described above, as of September 30, 2015, the Company owns a 99.9% limited partnership interest in Crestwood Midstream and our wholly-owned subsidiary, CGS GP, owns a 0.1% limited partnership interest in Crestwood Midstream.

Preferred Units

On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors, including Magnetar Financial, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, Crestwood Midstream agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from Crestwood Midstream up to $500 million of Class A Preferred Units (CMLP Preferred Units) at a fixed price of $25.10 per unit on or before September 30, 2015. Through December 31, 2014, the Class A Purchasers purchased 17,529,879 CMLP Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to us of approximately $440.0 million (net proceeds of approximately $430.5 million after deducting transaction fees and offering expenses). On August 10, 2015, Crestwood Midstream issued the remaining $60.0 million of CMLP Preferred Units for net proceeds of approximately $58.8 million after deducting transaction fees and offering expenses.

As discussed above, in conjunction with the closing of the Simplification Merger, the CMLP Preferred Units were exchanged for new preferred units of the Company (the Preferred Units) with substantially similar terms and conditions to those of the CMLP Preferred Units and as a result, we classified the new preferred units as a component of Crestwood Equity Partners LP partners' capital on our consolidated balance sheet at September 30, 2015. Prior to the Simplification Merger, we classified the CMLP Preferred Units as a component of Interest of Non-Controlling Partners on our consolidated balance sheet. Because the fair value of the preferred units was materially equivalent immediately before and after the exchange, we recorded CEQP's preferred units at Crestwood Midstream's historical book value.

Subject to certain conditions, the holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a one-for-one basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in our partnership agreement upon the occurrence of certain events, such as a change in control. The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Units entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unit holders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to our other securities outstanding.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Distributions

Distributions to Partners

A summary of our limited partner quarterly cash distributions for the nine months ended September 30, 2015 and 2014 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2015
February 6, 2015	February 13, 2015	$0.1375	$25.8
May 8, 2015	May 15, 2015	$0.1375	25.7
August 7, 2015	August 14, 2015	$0.1375	25.7
			$77.2
2014
February 7, 2014	February 14, 2014	$0.1375	$25.6
May 8, 2014	May 15, 2014	$0.1375	25.7
August 7, 2014	August 14, 2014	$0.1375	25.6
			$76.9

On October 22, 2015, we declared a distribution of $0.1375 per limited partner unit to be paid on November 13, 2015, to unitholders of record on November 6, 2015 with respect to the quarter ended September 30, 2015.

On October 22, 2015, the board of directors of our general partner approved a 1-for-10 reverse split on our common units, effective after the market closes on November 23, 2015. The units will begin trading on a split-adjusted basis on November 24, 2015. Pursuant to the reverse split, common unit holders will receive one common unit for every 10 common units owned with substantially the same terms and conditions of the common units prior to the reverse split.

Preferred Unit Holders. We are required to make quarterly distributions to our Preferred Unit holders. The holders of the Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. For the seven quarters following the quarter ended September 30, 2015 (the Initial Distribution Period), distributions on the Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at our election. If we elect to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrue the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on the Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in its partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

On October 22, 2015, the board of directors of our general partner authorized the issuance of 1,372,573 Preferred Units to our preferred unit holders for the quarter ended September 30, 2015 in lieu of paying a cash distribution of $7.9 million.

Non-Controlling Partners

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. We serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem GE's preferred interest in either cash or common units at an amount

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

equal to the face amount of the preferred units plus an applicable return. During the nine months ended September 30, 2014, GE made capital contributions of $53.9 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. GE did not make capital contributions to Crestwood Niobrara during the nine months ended September 30, 2015.

Net Loss Attributable to Non-Controlling Partners

The components of net loss attributable to non-controlling partners on our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Crestwood Midstream limited partner interests	$(408.8)	$(4.5)	$(683.0)	$(19.2)
Crestwood Midstream Class A preferred units	6.4	9.1	23.1	10.2
Crestwood Niobrara preferred interests	5.9	4.5	17.2	11.3
Net income (loss) attributable to non-controlling partners	$(396.5)	$9.1	$(642.7)	$2.3

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. Prior to the completion of the Simplification Merger, the Crestwood Midstream partnership agreement required it to distribute, within 45 days after the end of each quarter, all available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. We were not entitled to distributions on our non-economic general partner interest in Crestwood Midstream. Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner and distributions on the limited partner units owned by us) of $222.9 million and $222.4 million during the nine months ended September 30, 2015 and 2014.

Crestwood Midstream Class A Preferred Unit Holders. During the nine months ended September 30, 2015, Crestwood Midstream issued 1,271,935 Class A Preferred Units to its preferred unit holders in lieu of paying a cash distribution.

Crestwood Niobrara Preferred Unit Holders. In January 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution for the quarter ended December 31, 2014. Beginning in the first quarter of 2015, Crestwood Niobrara no longer had the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution. During the nine months ended September 30, 2015, Crestwood Niobrara paid cash distributions of $7.6 million to GE. During the three and nine months ended September 30, 2014, Crestwood Niobrara issued 3,073,357 and 7,819,661 preferred units to GE in lieu of paying cash distributions. On October 30, 2015, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended September 30, 2015.

Other Partners’ Capital Transactions

In August 2012, Legacy Inergy contributed its retail propane operations to Suburban Propane.  In connection with this contribution, Legacy Inergy retained approximately 142,000 Suburban Propane units which we record at fair value each quarter.  The change in fair value is reflected in the consolidated statements of partners’ capital and the consolidated statements of comprehensive income.

Note 11 - Equity Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) in order to align the economic interests of key employees and directors with those of CEQP and Crestwood Midstream's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted and phantom units which vest based upon continued service. Prior to the completion of the Simplification Merger, Crestwood Midstream also granted incentive awards under is Long-term Incentive Plan (Crestwood Midstream LTIP). In conjunction with the closing of the Simplification Merger, the restricted and phantom common units granted under the Crestwood Midstream LTIP were converted into restricted and phantom units of CEQP with substantially the same terms considering the 2.75 to 1 exchange ratio.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood LTIP

The following table summarizes information regarding restricted and phantom unit activity during the nine months ended September 30, 2015:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	1,315,880	$13.21
Vested - restricted units	(790,555)	$12.78
Vested - phantom units	(48,563)	$6.71
Granted - restricted units	1,214,704	$6.71
Granted - phantom units	384,912	$6.59
Modification - restricted units	2,264,012	$6.88
Modification - phantom units	412,694	$5.84
Forfeited(1)	(175,892)	$9.98
Unvested - September 30, 2015	4,577,192	$7.40

(1) We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in work force. As a result, 72,634 restricted units were forfeited during the nine months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, we had total unamortized compensation expense of approximately $19.6 million and $8.1 million related to restricted and phantom units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $1.9 million and $2.3 million (including $1.5 million and $1.6 million that was allocated to Crestwood Midstream) during the three months ended September 30, 2015 and 2014 and $7.5 million and $7.7 million (including $5.9 million and $5.2 million that was allocated to Crestwood Midstream) under the Crestwood LTIP during the nine months ended September 30, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted and phantom units with a grant date fair value of approximately $8.2 million and $2.5 million during the nine months ended September 30, 2015. As of September 30, 2015, we had 10,067,139 units available for issuance under the Crestwood LTIP.

Crestwood Restricted Units.  Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended September 30, 2015, we withheld 2,733 common units to satisfy employee tax withholding obligations and during the nine months ended September 30, 2015 and 2014, we withheld 245,235 and 156,904 common units. There were no common units withheld during the three months ended September 30, 2014.

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Midstream LTIP

The following table summarizes information regarding restricted and phantom unit activity during the nine months ended September 30, 2015:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	834,796	$23.18
Vested - restricted units	(457,458)	$22.91
Vested - phantom units	(21,578)	$16.05
Granted - restricted units	535,858	$15.89
Granted - phantom units	171,648	$15.76
Forfeited(1)	(89,919)	$20.06
Modification - restricted units	(823,277)	$18.93
Modification - phantom units	(150,070)	$16.05
Unvested - September 30, 2015	—	$—

(1) We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in work force. As a result, 39,172 restricted units were forfeited during the nine months ended September 30, 2015.

As of December 31, 2014, we had total unamortized compensation expense of approximately $9.5 million related to restricted and phantom units issued under the Crestwood Midstream LTIP, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of the general partner of CEQP, which vest over one year. Crestwood Midstream recognized compensation expense of approximately $2.0 million and $2.5 million during the three months ended September 30, 2015 and 2014 and $8.1 million and $8.7 million during the nine months ended September 30, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.  We granted restricted and phantom units with a grant date fair value of approximately $8.5 million and $2.7 million during the nine months ended September 30, 2015.  As of September 30, 2015, we do not have any issued, outstanding or units available for issuance under the Crestwood Midstream LTIP.

Crestwood Midstream Restricted Units.  Under the Crestwood Midstream LTIP, participants who were been granted restricted units could elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld were returned to the Crestwood Midstream LTIP on the applicable vesting dates, which corresponded to the times at which income was recognized by the employee. When such common units were withheld, Crestwood Midstream was required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld was determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended September 30, 2015 Crestwood Midstream withheld 2,166 common units to satisfy employee tax withholding obligations and during the nine months ended September 30, 2015 and 2014, Crestwood Midstream withheld 139,331 and 68,532 common units. Crestwood Midstream withheld no common units during the three months ended September 30, 2014.

Crestwood Midstream Phantom Units.  The Crestwood Midstream LTIP permitted, and Crestwood Midstream's general partner made, grants of phantom units. Each phantom unit entitled the holder thereof to receive upon vesting one common unit of CMLP granted pursuant to the Crestwood Midstream LTIP and a phantom unit award agreement (the Phantom Unit Agreement). The Phantom Unit Agreement provided for vesting to occur at the end of three years following the grant date (or, if earlier, upon the named executive officer's termination without cause or due to death or disability or the named executive officer's resignation for employee cause (each, as defined in the Phantom Unit Agreement). In addition, the Phantom Unit Agreement provided for distribution equivalent rights with respect to each phantom unit which was paid in additional phantom units and settled in common units upon vesting of the underlying phantom units.

Crestwood Midstream Employee Unit Purchase Plan

Crestwood Midstream had an employee unit purchase plan under which employees of the general partner purchased Crestwood Midstream's common units through payroll deductions up to a maximum of 10% of the employees' eligible compensation.

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Under the plan, Crestwood Midstream purchased its common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, Crestwood Midstream could contribute an additional 10% of participating employees' payroll deductions to purchase additional Crestwood Midstream common units for participating employees. Unless increased by the board of directors of Crestwood Midstream's general partner, the maximum number of units that were available for purchase under the plan was 200,000. Effective May 7, 2015, Crestwood Midstream suspended the employee unit purchase plan. In conjunction with the Simplification Merger, all common units purchased through the employee purchase plan were converted into common units of CEQP.

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs alleged, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014. In June 2015, the Superior Court determined that the Class Action Suit proceeding should be allowed to proceed against certain respondents that have not contributed to the global settlement described below. Because Arrow is a contributing party to the global settlement, the Class Action Suit against Arrow has been stayed pending finalization of the global settlement plan in the United States and Canadian bankruptcy proceedings described below.

One of the defendants in the lawsuit, Montreal Main & Atlantic Railway (MM&A), filed bankruptcy actions in the U.S. Bankruptcy Court for the District of Maine and in the Canadian Bankruptcy Court. The bankruptcy trustees in the proceedings approached the respondents in the Class Action Suit (including Arrow) to contribute monetary damages to a global settlement for all claims, including any potential environmental damages, related to the Lac Megantic derailment. During the first quarter of 2015, Crestwood Midstream agreed to contribute to the global settlement in exchange for a release from all claims related to the derailment, including the Class Action Suit. In June 2015, the creditors in the Canadian bankruptcy proceeding voted unanimously in favor of the global settlement. The Canadian bankruptcy court approved the bankruptcy plan (including the global settlement) on July 13, 2015, and the United States bankruptcy court approved a modified version of the bankruptcy plan (including the global settlement) on October 9, 2015. Consistent with the modified plan approved in the US bankruptcy proceeding, the Canadian bankruptcy court also approved a modified bankruptcy plan on October 9, 2015. We expect the US and Canadian bankruptcy proceedings to be finalized by the end of 2015 and for the global settlement to be funded thereafter. Crestwood Midstream's contribution to the global settlement, in addition to associated legal fees, is fully covered by insurance, and assuming the global settlement is finalized as anticipated, Arrow should not be exposed to additional damages relating to the derailment.

Additional lawsuits related to the derailment have been filed in United States courts, all of which have been or are expected to be stayed as a result of the automatic stay arising from MM&A's United States bankruptcy proceeding. Arrow has been named as a defendant in 39 lawsuits pending in three different courts; however, we do not expect to actively litigate these cases due to the automatic stay arising from MM&A's United States bankruptcy proceeding. We also expect these lawsuits to be dismissed with prejudice upon finalization of the global settlement referenced above.

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

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Arrow Indemnification Action. When Arrow was served with the Class Action Suit, Crestwood Midstream notified the former owners of the Arrow system that the claims alleged in the Class Action Suit would, if true, result in breaches of certain representations and warranties made by the former sellers in the agreement under which Crestwood Midstream acquired Arrow. As part of the acquisition, Crestwood Midstream deposited 3,309,797 of its common units into an escrow account to cover potential indemnification claims made by it on or before December 31, 2014. Subject to indemnification claims paid out with escrowed units and any outstanding claims outstanding at year end, all common units remaining in the escrow account on January 1, 2015 were to be released to the former owners. In December 2014, Crestwood Midstream notified the escrow agent of its indemnification notices delivered to the former owners and instructed the escrow agent not to release any escrowed units to the former owners. On February 19, 2015, Crestwood Midstream received a summons for an action filed against it in the Supreme Court of the State of New York (County of New York), under which the former owners have asserted Crestwood Midstream's indemnification notices regarding the Class Action Suit and its notice to the escrow agent breach the terms of the merger and escrow agreements and the implied covenant of good faith and fair dealing.  The former owners requested declaratory and injunctive relief, as well as monetary damages.

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

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which was scheduled for September 23, 2015.

On September 22, 2015, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. The defendants expect the court to approve the final settlement during the first half of 2016. The anticipated settlement of the MOU has not and will not have a material impact to our consolidated financial statements.

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2015 and December 31, 2014, we had approximately $1.0 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

During 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service. In May 2015, we experienced a release of approximately 5,200 barrels of produced water on our Arrow water gathering system, immediately notified numerous regulatory authorities and other third parties, and thereafter contained and cleaned up the releases.  We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of September 30, 2015.

We may potentially be subject to fines and penalties as a result of the water releases.  In October 2014, we received data requests from the Environmental Protection Agency (EPA) related to the 2014 water releases and we responded to the requests during the first half of 2015.  In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the 2014 water releases. We responded to the NOPV in May 2015, and have commenced settlement discussions with the EPA concerning the NOPV. On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases, and we provided the requested information during the second quarter of 2015. In August 2015, we received a notice of violation from the Three Affiliated Tribes' Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of ongoing settlement discussions with the regulatory agencies asserting jurisdiction over the 2014 produced water releases. We cannot predict what the outcome of these investigations will be, and we had no amounts accrued for fines or penalties as of September 30, 2015.

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At September 30, 2015 and December 31, 2014, our accrual of approximately $1.0 million and $1.1 million was primarily related to the Arrow water releases described above, which is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $1.0 million to $2.5 million.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At September 30, 2015 and December 31, 2014, our self-insurance reserves were $13.6 million and $14.6 million. We estimate that $9.7 million of this balance will be paid subsequent to September 30, 2016. As such, $9.7 million has been classified in other long-term liabilities on our consolidated balance sheets.

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

The following table shows revenues, costs of product/services sold and reimbursements of general and administrative expenses from our affiliates for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gathering and processing revenues	$0.9	$0.8	$3.0	$2.4
Gathering and processing costs of product/services sold(1)	$7.2	$11.3	$23.2	$32.1
Reimbursement of general and administrative expenses	$0.2	$0.2	$0.4	$0.4
Reimbursement of operations and maintenance expenses	$0.6	$—	$2.2	$—

(1)	Represents natural gas purchases from Sabine Oil and Gas Corporation.

The following table shows accounts receivable and account payable from our affiliates as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Accounts receivable	$6.2	$0.6
Accounts payable	$4.5	$5.6

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14 – Segments

Financial Information

As discussed in Note 1, on September 30, 2015, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream and as a result, we modified our segments and our financial statements now reflect three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. For a further description of our operating and reporting segments, see Note 1. We assess the performance of our operating segments based on EBITDA, which is defined as income before income taxes, plus debt-related costs (net interest and debt expense and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense.

Below is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(623.4)	$11.9	$(901.3)	$20.3
Add:
Interest and debt expense, net	35.7	31.5	104.7	95.8
Loss on modification/extinguishment of debt	2.7	—	19.8	—
Provision (benefit) for income taxes	(0.3)	0.1	(0.2)	1.1
Depreciation, amortization and accretion	75.5	71.7	224.5	209.2
EBITDA	$(509.8)	$115.2	$(552.5)	$326.4

Our intersegment revenues, along with the intersegment costs of product/services sold, were incurred in the normal course of business between our operating segments. Intersegment revenues primarily represent sales by our gathering and processing segment to our marketing, supply and logistics segment, which is responsible for marketing certain of our commodities to third parties. The following tables summarize the reportable segment data for the three and nine months ended September 30, 2015 and 2014 (in millions).

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment	Corporate	Total
Revenues	$366.2	$65.0	$210.1	$(10.6)	$—	$630.7
Costs of product/services sold	282.8	5.2	171.8	(10.6)	—	449.2
Operations and maintenance expense	20.6	10.7	18.0	—	—	49.3
General and administrative expense	—	—	—	—	32.8	32.8
Loss on long-lived assets	(0.3)	(0.9)	(1.1)	—	—	(2.3)
Goodwill impairment	(39.1)	(348.0)	(222.8)	—	—	(609.9)
Earnings from unconsolidated affiliates, net	2.0	0.8	—	—	—	2.8
Other income, net	—	—	—	—	0.2	0.2
EBITDA	$25.4	$(299.0)	$(203.6)	$—	$(32.6)	$(509.8)
Goodwill	$124.4	$1,046.6	$429.9	$—	$—	$1,600.9
Total assets	$3,293.5	$2,540.2	$1,295.6	$—	$199.1	$7,328.4
Purchases of property, plant and equipment	$15.9	$8.2	$14.6	$—	$0.6	$39.3

	Three Months Ended September 30, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment	Corporate	Total
Revenues	$648.7	$65.8	$352.5	$(30.8)	$—	$1,036.2
Costs of product/services sold	554.0	9.7	310.4	(30.8)	—	843.3
Operations and maintenance expense	29.6	7.3	19.0	—	—	55.9
General and administrative expense	—	—	—	—	21.4	21.4
Gain on long-lived assets	(0.9)	—	—	—	—	(0.9)
Earnings (loss) from unconsolidated affiliates, net	0.4	(0.1)	—	—	—	0.3
Other income, net	—	—	—	—	0.2	0.2
EBITDA	$64.6	$48.7	$23.1	$—	$(21.2)	$115.2
Goodwill	$402.7	$1,394.6	$743.3	$—	$—	$2,540.6
Total assets	$3,694.5	$2,565.0	$2,262.2	$—	$195.0	$8,716.7
Purchases of property, plant and equipment	$81.4	$10.7	$6.8	$—	$1.4	$100.3

CRESTWOOD EQUITY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment	Corporate	Total
Revenues	$1,107.2	$201.1	$749.9	$(54.5)	$—	$2,003.7
Costs of product/services sold	842.6	15.8	634.5	(54.5)	—	1,438.4
Operations and maintenance expense	67.0	23.0	53.8	—	—	143.8
General and administrative expense	—	—	—	—	90.9	90.9
Loss on long-lived assets	(1.2)	(1.6)	(1.1)	—	—	(3.9)
Goodwill impairment	(259.8)	(348.0)	(283.1)	—	—	(890.9)
Earnings from unconsolidated affiliates, net	5.6	5.6	—	—	—	11.2
Other income, net	—	—	—	—	0.5	0.5
EBITDA	$(57.8)	$(181.7)	$(222.6)	$—	$(90.4)	$(552.5)
Goodwill	$124.4	$1,046.6	$429.9	$—	$—	$1,600.9
Total assets	$3,293.5	$2,540.2	$1,295.6	$—	$199.1	$7,328.4
Purchases of property, plant and equipment	$80.5	$16.2	$25.1	$—	$1.0	$122.8

	Nine Months Ended September 30, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment	Corporate	Total
Revenues	$1,701.4	$197.6	$1,065.9	$(30.8)	$—	$2,934.1
Costs of product/services sold	1,440.9	27.9	938.9	(30.8)	—	2,376.9
Operations and maintenance expense	74.5	22.2	52.0	—	—	148.7
General and administrative expense	—	—	—	—	73.4	73.4
Gain on long-lived assets	0.1	0.6	0.1	—	—	0.8
Loss on contingent consideration	(8.6)	—	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net	0.1	(1.4)	—	—	—	(1.3)
Other income, net	—	—	—	—	0.4	0.4
EBITDA	$177.6	$146.7	$75.1	$—	$(73.0)	$326.4
Goodwill	$402.7	$1,394.6	$743.3	$—	$—	$2,540.6
Total assets	$3,694.5	$2,565.0	$2,262.2	$—	$195.0	$8,716.7
Purchases of property, plant and equipment	$238.0	$24.9	$18.4	$—	$7.0	$288.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;

•	industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;

•	our ability to successfully implement our business plan for our assets and operations;

•	governmental legislation and regulations;

•	weather conditions;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	economic conditions;

•	costs or difficulties related to the integration of our existing businesses and acquisitions, including our business following the Simplification Merger;

•	environmental claims;

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

On May 5, 2015, the Company, Crestwood Midstream and certain of its affiliates entered into a definitive agreement under which CMLP agreed to merge with a wholly-owned subsidiary of the Company (the Simplification Merger). On September 30, 2015, CMLP's unitholders approved the Simplification Merger and CMLP completed the merger on that date. As part of the merger consideration, CMLP's common and preferred unitholders (other than the Company and our subsidiaries) received 2.75 common or preferred units of the Company for each common or preferred unit of CMLP held upon completion of the merger. Contemporaneously with the closing of the Simplification Merger, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream. Crestwood Operations' assets consist primarily of the assets utilized by our proprietary

NGL supply and logistics business, including our West Coast NGL operations, our NGL storage facilities and our fleet of NGL transportation and related rail-to-truck terminal assets. As discussed in more detail below, we believe this strategic simplification of the Crestwood structure will improve our capital structure, reduce our operating and administrative costs and better position us to compete for acquisitions and growth opportunities during a period of increased competition and low commodity prices.

In conjunction with the Simplification Merger, we modified our business segments and our financial statements now reflect three operating and reporting segments: (i) gathering and processing (G&P), which includes our natural gas, crude oil and produced water G&P operations; (ii) storage and transportation, which includes our natural gas and crude oil storage and transportation operations; and (iii) marketing, supply and logistics (formerly NGL and crude services operations), which includes our proprietary NGL supply and logistics business, crude oil storage and rail loading facilities and fleet, and salt production business. Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. All of our operations are conducted by or through Crestwood Midstream. Below is a discussion of events that highlight our core business and financing activities.

Gathering and Processing

Our G&P operations provide gathering, compression, treating, and processing services to producers in multiple unconventional resource plays across the United States. We have established footprints in “core of the core” areas of several shale plays with delineated condensate and rich gas windows offering attractive producer economics, while maintaining operations in several prolific dry gas plays. We believe that our strategy of focusing on liquids-rich plays without abandoning prolific lean gas plays positions us well to (i) generate greater returns in the near term while natural gas and crude oil prices remain depressed, (ii) capture greater upside economics when natural gas and crude oil prices normalize, and (iii) in general, manage through commodity price cycles and production changes associated therewith. Recent developments include, among others:

•
Bakken Shale. We are continuing to build out the Arrow gathering system to its total design capacity of 125,000 Bbls/d of crude oil gathering, 100 MMcf/d of gas gathering, and 40,000 Bbls/d of produced water gathering. In June 2015, we completed and placed into service a 200,000 barrel crude oil storage tank at the Arrow central delivery point. In September 2015, we amended the contracts of one of Arrow's largest producer customer to, among other things, (i) extend the term of our crude oil, natural gas and produced water commitment through 2024; and (ii) incorporate into our crude oil gathering contract a minimum volume commitment through 2018, subject to earlier termination if crude oil prices in the region average a certain price significantly higher than the current range of commodity prices. In September 2015, we also extended the crude oil and natural gas gathering contracts and produced water gathering contracts of another large Arrow producer customer by 10 years and five years, respectively.

•
Powder River Basin (PRB) Niobrara. The completion of the 120 MMcf/d Bucking Horse processing plant in January 2015 adds a substantial component to our portfolio of fee-based contracts and provides additional opportunities for long-term infrastructure development for the emerging PRB Niobrara. In addition, the Jackalope gathering system continues to expand with the most recent compression facility placed into service in January 2015. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Barnett Shale. Our gathering and processing systems are integral to Quicksilver Resources, Inc.'s (Quicksilver) Barnett Shale operations, as a substantial amount of Quicksilver's revenues are derived from the sale of natural gas and natural gas liquids produced from acreage dedicated to us. In March 2015, Quicksilver filed for protection under Chapter 11 of the U.S. Bankruptcy Code and shut in production of certain wells in conjunction with that filing. Quicksilver's creditors were required to submit claims by July 31, 2015. The bankruptcy court has approved procedures for interested parties to bid on all or parts of Quicksilver's assets, including the Barnett Shale production for which Crestwood provides gathering services. To allow enough time to complete the bidding procedures by year end, Quicksilver has asked the court to extend until February 1, 2016 the exclusive right to submit its restructuring plan to the bankruptcy court. We continue to provide services to Quicksilver and we are closely monitoring its restructuring process, which could have a significant impact on our G&P segment's results.

Storage and Transportation

Our storage and transportation segment consists of our interconnected natural gas storage and transportation assets in the Northeast and our crude oil rail loading and storage terminal (COLT Hub) in North Dakota. Our interconnected natural gas assets include four storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North-South Facilities, MARC I and the East Pipeline) located in or near the Marcellus Shale. Recent developments include, among others:

•
MARC I. We completed an open season for an expansion of the MARC I Pipeline in the first quarter of 2015 and have entered into firm service contracts with multiple customers for the expansion capacity.  This expansion will provide for the installation of the new Wilmot supply interconnect with Appalachian Midstream Services and approximately 250 MMcf/d of increased capacity at the interconnect between MARC I and Transcontinental Gas Pipe Line Corporation (Transco). The expansion capacity available at the Transco interconnection came online on October 1, 2015 and we expect to complete the project in the fourth quarter of 2015.

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

•
COLT Hub. We are working to renew long-term storage and loading contracts that expire in 2016, and we expect to extend the contract terms for several of our existing customers. We are also pursuing multiple pipeline and storage projects at the COLT terminal supported by long-term take-or-pay contracts.

Outlook and Trends

Our long-term growth potential is influenced by our ability to (and to cause Crestwood Midstream to) execute our growth strategy, including maximizing throughput on our assets and the successful completion of both organic expansion projects and strategic acquisitions. With a goal to increase cash available for distributions from our assets, our operating strategies include the expansion of customer services, from which we can generate higher revenues, and the prudent control of operating and administrative costs, resulting in increased operating margins and cash flows from operations. The continued integration of our gathering, processing, marketing, storage and transportation assets and services along the midstream value chain will be instrumental to our ability to produce commercial synergies which drive higher revenues. Our ability to monitor and manage the operating costs associated with increased customer services and volume throughput will be an important driver of increased operating margins and higher cash flows. With the completion of the Simplification Merger, we eliminated the embedded IDR burden that has adversely impacted our weighted average cost of capital over the past few years, relative to our competitors, as well as significant public-company costs. We expect to lower the cost of capital to help position Crestwood to better compete for the acquisitions and large scale, standalone organic development projects crucial to executing on our long-term growth strategy.

Despite the sharp decline in commodity prices since mid-2014, we believe that we are well positioned to deliver consistent financial results in the future. Many of our assets are located on long term, core acreage dedications in highly economic shale plays (driven by a combination of favorable netback pricing, low drilling, completion and operating costs, and high estimated ultimate reserves and initial production rates in each of those shale plays) which allows many of our producers to continue to develop their properties even at current prices. In addition, a substantial portion of the midstream services we provide to customers in the high-growth shale plays such as the Marcellus, Bakken and PRB Niobrara are based on fixed fee, take-or-pay or cost-of-service agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput.

Another critical factor to our financial results is reduced operating and administrative costs. To align our operating costs further with current market conditions, in the first quarter of 2015, we implemented a company-wide cost-savings initiative to achieve annual run-rate cost savings of $25 million to $30 million by streamlining the organization to increase efficiency and improve effectiveness. We incurred approximately $14 million and $29 million of upfront costs during the three and nine months ended September 30, 2015 related to this cost savings initiative and the Simplification Merger. Absent these upfront costs, our expenses related to operations, maintenance and general and administrative matters decreased by $9 million and $16 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014.

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

We are developing an NGL storage facility in Schuyler County, New York (Watkins Glen reporting unit). We have requested from the New York State Department of Environmental Conservation (NYSDEC) the permits necessary to store up to 2.1 million barrels of propane and butane in underground caverns created by US Salt’s solution-mining process. The NYSDEC staff issued a draft underground storage permit in November 2014, and an issues conference was held in February 2015 to determine whether any significant and substantive issues concerning our project require further adjudication. We expect the Administrative Law Judge (ALJ) presiding over the issues conference to issue a decision by the end of 2015 or early 2016.  We continue to believe the NYSDEC will issue the permit required for us to construct, own and operate the proposed storage facility, but we can provide no assurances if and when the permit will be issued. We recognized approximately $38 million of costs in property, plant and equipment and $16 million of goodwill related to this NGL storage facility as of September 30, 2015.

Qualifying Income Status and Proposed Regulations

Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, marketing and transportation of minerals and natural resources. On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. Although we do not believe, based upon our current operations and the proposed regulations, that we will be treated as corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our 2015 cost savings initiatives, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

In conjunction with the closing of the Simplification Merger on September 30, 2015, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream. We accounted for this transaction as a reorganization of entities under common control. Prior to the Simplification Merger, we consolidated the results of Crestwood Operations in our financial statements and as such, this transaction had no impact on our historical financial statements.

The following tables summarize our results of operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$630.7	$1,036.2	$2,003.7	$2,934.1
Costs of product/services sold	449.2	843.3	1,438.4	2,376.9
Operations and maintenance expense	49.3	55.9	143.8	148.7
General and administrative expense	32.8	21.4	90.9	73.4
Depreciation, amortization and accretion	75.5	71.7	224.5	209.2
Gain (loss) on long-lived assets, net	(2.3)	(0.9)	(3.9)	0.8
Goodwill impairment	(609.9)	—	(890.9)	—
Loss on contingent consideration	—	—	—	(8.6)
Operating income (loss)	(588.3)	43.0	(788.7)	118.1
Earnings (loss) from unconsolidated affiliates, net	2.8	0.3	11.2	(1.3)
Interest and debt expense, net	(35.7)	(31.5)	(104.7)	(95.8)
Loss on modification/extinguishment of debt	(2.7)	—	(19.8)	—
Other income, net	0.2	0.2	0.5	0.4
(Provision) benefit for income taxes	0.3	(0.1)	0.2	(1.1)
Net income (loss)	(623.4)	11.9	(901.3)	20.3
Add:
Interest and debt expense, net	35.7	31.5	104.7	95.8
Loss on modification/extinguishment of debt	2.7	—	19.8	—
Provision (benefit) for income taxes	(0.3)	0.1	(0.2)	1.1
Depreciation, amortization and accretion	75.5	71.7	224.5	209.2
EBITDA	$(509.8)	$115.2	$(552.5)	$326.4
Unit-based compensation charges	3.9	4.8	15.6	16.4
(Gain) loss on long-lived assets, net	2.3	0.9	3.9	(0.8)
Goodwill impairment	609.9	—	890.9	—
Loss on contingent consideration	—	—	—	8.6
(Earnings) loss from unconsolidated affiliates, net	(2.8)	(0.3)	(11.2)	1.3
Adjusted EBITDA from unconsolidated affiliates, net	6.2	1.9	18.4	4.0
Change in fair value of commodity inventory-related derivative contracts	8.1	1.0	10.7	(6.8)
Significant transaction and environmental related costs and other items	15.7	5.4	32.7	14.1
Adjusted EBITDA	$133.5	$128.9	$408.5	$363.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
EBITDA:
Net cash provided by operating activities	$90.5	$47.6	$301.6	$174.8
Net changes in operating assets and liabilities	(17.6)	42.2	(45.6)	79.6
Amortization of debt-related deferred costs, discounts and premiums	(2.2)	(2.0)	(6.6)	(5.9)
Interest and debt expense, net	35.7	31.5	104.7	95.8
Market adjustment on interest rate swap	—	0.8	0.5	2.0
Unit-based compensation charges	(3.9)	(4.8)	(15.6)	(16.4)
Gain (loss) on long-lived assets, net	(2.3)	(0.9)	(3.9)	0.8
Goodwill impairment	(609.9)	—	(890.9)	—
Loss on contingent consideration	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions	(0.5)	0.3	1.6	(1.3)
Deferred income taxes	0.9	0.4	2.5	4.5
Provision (benefit) for income taxes	(0.3)	0.1	(0.2)	1.1
Other non-cash income	(0.2)	—	(0.6)	—
EBITDA	$(509.8)	$115.2	$(552.5)	$326.4
Unit-based compensation charges	3.9	4.8	15.6	16.4
(Gain) loss on long-lived assets, net	2.3	0.9	3.9	(0.8)
Goodwill impairment	609.9	—	890.9	—
Loss on contingent consideration	—	—	—	8.6
(Earnings) loss from unconsolidated affiliates, net	(2.8)	(0.3)	(11.2)	1.3
Adjusted EBITDA from unconsolidated affiliates, net	6.2	1.9	18.4	4.0
Change in fair value of commodity inventory-related derivative contracts	8.1	1.0	10.7	(6.8)
Significant transaction and environmental related costs and other items	15.7	5.4	32.7	14.1
Adjusted EBITDA	$133.5	$128.9	$408.5	$363.2
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$366.2	$65.0	$210.1	$648.7	$65.8	$352.5
Costs of product/services sold	282.8	5.2	171.8	554.0	9.7	310.4
Operations and maintenance expense	20.6	10.7	18.0	29.6	7.3	19.0
Gain (loss) on long-lived assets	(0.3)	(0.9)	(1.1)	(0.9)	—	—
Goodwill impairment	(39.1)	(348.0)	(222.8)	—	—	—
Loss on contingent consideration	—	—	—	—	—	—
Earnings (loss) from unconsolidated affiliates	2.0	0.8	—	0.4	(0.1)	—
EBITDA	$25.4	$(299.0)	$(203.6)	$64.6	$48.7	$23.1

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$1,107.2	$201.1	$749.9	$1,701.4	$197.6	$1,065.9
Costs of product/services sold	842.6	15.8	634.5	1,440.9	27.9	938.9
Operations and maintenance expense	67.0	23.0	53.8	74.5	22.2	52.0
Gain (loss) on long-lived assets	(1.2)	(1.6)	(1.1)	0.1	0.6	0.1
Goodwill impairment	(259.8)	(348.0)	(283.1)	—	—	—
Loss on contingent consideration	—	—	—	(8.6)	—	—
Earnings (loss) from unconsolidated affiliates	5.6	5.6	—	0.1	(1.4)	—
EBITDA	$(57.8)	$(181.7)	$(222.6)	$177.6	$146.7	$75.1

Segment Results

In conjunction with the Simplification Merger, we modified our business segments and our financial statements now reflect three operating and reporting segments: (i) gathering and processing (G&P), which includes our natural gas, crude oil and water G&P operations; (ii) storage and transportation, which includes our natural gas and crude oil storage and transportation operations; and (iii) marketing, supply and logistics (formerly NGL and crude services operations), which includes our proprietary NGL supply and logistics business, crude oil transportation fleet, NGL storage facility and salt production business. Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Gathering and Processing

EBITDA for our G&P segment decreased by approximately $39.2 million and $235.4 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to $39.1 million and $259.8 million of goodwill impairments recorded during the three and nine months ended September 30, 2015 related to our operations in the Barnett and Fayetteville Shales, which are discussed in more detail below.
Offsetting the $259.8 million of goodwill impairments, EBITDA for our G&P segment increased by approximately $24.4 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was driven primarily by a $7.5 million decrease in operations and maintenance expense resulting from cost-reduction efforts undertaken during 2015, which is further described in Outlook and Trends above. Also contributing to the increase was a $5.5 million increase in equity earnings from Jackalope Gas Gathering Services, L.L.C. (Jackalope) for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to Jackalope placing its Bucking Horse processing plant in service in January 2015. Other than the $39.1 million of goodwill impairments described above, EBITDA for our G&P segment was relatively flat for the three months ended September 30, 2015.
Another contributing factor to the year-to-date EBITDA increase was a period over period decrease in costs of product/services sold of approximately $598.3 million, partially offset by a $594.2 million decrease in revenues. These revenue and costs of products/services sold decreases were primarily driven by our Arrow operations. While the decrease in revenues from our Arrow operations was $266.5 million and $569.7 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014, the costs of products/services sold related to these operations decreased by $267.3 million and $584.6 million. The decrease in product revenues and costs of product/services sold was driven by the decreases in market prices on crude oil, which caused average crude oil prices on our crude oil sales to decrease by approximately 50% during the three and nine months ended September 30, 2015 compared to the same periods in 2014. We also experienced an increase in our Arrow operations' service revenues due to an increase of 17%, 44% and 50% in our crude oil, natural gas and water volumes, respectively, during the nine months ended September 30, 2015 compared to the same period in 2014, as new wells were connected to our system.
The remaining decrease in revenues and costs of product/services sold during both the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to our assets located in Granite Wash. These decreases were primarily driven by lower NGL and natural gas prices under our percent-of-proceeds contracts. In July 2015, one of our customers in the Granite Wash, Sabine Oil and Gas Corporation (Sabine), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our exposure to Sabine and we do not believe Sabine's bankruptcy will have a material impact to our G&P results of operations.
Our G&P segment's EBITDA was impacted by an $8.6 million loss on contingent consideration recorded for the nine months ended September 30, 2014. The loss on contingent consideration was an accrual that reflected the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero Resources Appalachian Corporation (Antero) in 2012. The earn-out provision allowed Antero to receive an additional $40.0 million payment when gathering volumes exceeded a certain threshold as defined in the acquisition agreements, which was settled in February 2015.
In March 2015, one of our customers in the Barnett Shale, Quicksilver, began shutting in certain of its wells in conjunction with Quicksilver's filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The shut in wells decreased our revenues generated by our Barnett Shale operations by approximately $3.5 million and $7.5 million for the three and nine months ended September 30, 2015. The impact of Quicksilver's filing for protection under Chapter 11 of the U.S. Bankruptcy Code and the continued decrease in commodity prices on the discount rates resulted in a $212.4 million goodwill impairment on our Barnett assets during the quarter ended June 30, 2015. We continue to monitor and evaluate the impact that these events and other potential future events may have on our G&P operations in the Barnett Shale. In addition, we recorded a $39.1 million and $8.3 million goodwill impairment on our Fayetteville assets during the quarters ended September 30, 2015 and June 30, 2015, respectively, due to increasing discount rates due to the continued decrease in commodity prices and its impact on the midstream industry. For a further discussion of these goodwill impairments, see Item 1. Financial Statements, Note 2.
Storage and Transportation
EBITDA for our storage and transportation segment decreased by approximately $347.7 million and $328.4 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to a $348.0 million goodwill impairment recorded related to COLT Hub operations, which is discussed in more detail below.

Offsetting the $348.0 million goodwill impairment, our storage and transportation segment's EBITDA increased by approximately $19.6 million during the nine months ended September 30, 2015 compared to the same period in 2014. The increase was driven by a period over period increase in revenues of approximately $3.5 million and lower costs of product/services sold of approximately $12.1 million. Also contributing to the increase was a $7.0 million increase in our proportionate share of net earnings from our unconsolidated affiliates, PRBIC and Tres Holdings. Other than the $348.0 million goodwill impairment described above, EBITDA for our storage and transportation segment was relatively flat for the three months ended September 30, 2015 compared to the same period in 2014.

Our storage and transportation segment's revenues increased by $3.5 million during the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily driven by higher volumes on our COLT Hub as a result of our expansion of the facility (including placing our release and departure tracks in service in December 2014) and increased utilization of non-firm capacity on the system, which resulted in an increase in revenues of approximately $15.6 million during the nine months ended September 30, 2015 compared to the same period in 2014. During the nine months ended September 30, 2015, we loaded approximately 121 MBbls/d of crude on rail cars entering the facility compared to approximately 109 MBbls/d during the same period in 2014. Also contributing to the higher revenues was revenues from additional firm storage and transportation services resulting from organic growth projects placed in service during the last half of 2014 and the first half of 2015, primarily the NS-1 Expansion project, which increased volumes delivered into Millennium Pipeline. During the nine months ended September 30, 2015 and 2014, total firm throughput from our Northeast storage and transportation services averaged approximately 1.5 Bcf/d.

Partially offsetting the increases in revenues discussed above, was an $11.5 million decrease in revenues during the nine months ended September 30, 2015 compared to the same period in 2014 primarily resulting from the deconsolidation of Tres Palacios in December 2014.

Our storage and transportation segment's costs of product/services sold decreased by $4.5 million and $12.1 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to the Tres Palacios deconsolidation described above.

Our storage and transportation segment's operations and maintenance expense increased by approximately $3.4 million and $0.8 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014, primary due additional property taxes recorded on our Northeast storage and transportation operations during 2015.

Our storage and transportation segment's EBITDA for the three and nine months ended September 30, 2015 was impacted by a $348.0 million impairment of goodwill associated with our COLT Hub operations due primarily to an increase in the discount rate utilized to determine the fair value of this business resulting from the continued decrease in commodity prices and its impact on the midstream industry. For a further discussion of this goodwill impairment, see Item 1. Financial Statements, Note 2.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $226.7 million and $297.7 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to $222.8 million and $283.1 million of goodwill impairments recorded related to our West Coast, Watkins Glen, and Trucking operations, which are discussed in more detail below.

Offsetting the $222.8 million and $283.1 million of goodwill impairments, our marketing, supply and logistics segment's EBITDA decreased by approximately $3.9 million and $14.6 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014. The decrease was driven by a period over period decrease in revenues of approximately $142.4 million and $316.0 million, partially offset by lower costs of product/services sold of approximately $138.6 million and $304.4 million. These revenue and costs of product/services sold decreases were primarily driven by our NGL terminalling, supply and logistics operations and our crude marketing operations.

Revenues from our NGL terminalling, supply and logistics operations decreased by $133.3 million and $358.6 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014, compared to a decrease of $128.0 million and $343.8 million in its costs of product services sold period over period. These decreases were driven by decreased demand for propane and butane at our NGL terminals and other facilities resulting from lower commodity prices, and the fact that we experienced a milder winter during early 2015 compared to the unusually cold winter during 2014, which reduced our opportunities to capture incremental demand and margin opportunities in these operations.

Partially offsetting the decrease in revenues and costs of product/services sold from our NGL terminalling, supply and logistics operations during the nine months ended September 30, 2015, was a $48.7 million increase in revenues from our crude marketing operations and a $47.2 million increase in costs of product/services sold compared to the same period in 2014.
During the three months ended September 30, 2014, we began entering into daily and short-term forward crude purchase and sale agreements in our marketing, supply and logistics segment related to available capacity on our crude contracts and facilities associated with our operations located in the Bakken and PRB Niobrara Shale plays. Our marketing, supply and logistics segment's results reflects a full nine months of crude marketing activity during the nine months ended September 30, 2015 compared to one month during the same period in 2014.

During the nine months ended September 30, 2015, we experienced higher operations and maintenance expense of $1.8 million primarily due to the acquisitions of our crude oil transportation fleet in March and May of 2014. Our marketing, supply and logistics segment's operations and maintenance expense was relatively flat for the three months ended September 30, 2015 compared to the same period in 2014.

During the quarter ended September 30, 2015, our marketing, supply and logistics segment's EBITDA was impacted by a $57.5 million and $147.3 million impairment of the goodwill associated with our West Coast and Trucking operations, respectively, due primarily to an increase in the discount rate utilized to determine the fair value of this business resulting from the continued decrease in commodity prices and its impact on the midstream industry. We recorded an additional impairment during the quarter ended June 30, 2015 of our West Coast operations of approximately $28.4 million for the reasons discussed above. We recorded impairments of $18.0 million and $31.9 million of goodwill associated with our Watkins Glen operations during the quarters ended September 30, 2015 and June 30, 2015, respectively, due to an increase in the discount rate utilized to determine the fair value of this business, coupled with continued delays and uncertainties in the permitting of our proposed NGL storage facility. For a further discussion of these impairments, see Item 1, Financial Statements, Note 2.

Other Results

Our consolidated EBITDA for the three and nine months ended September 30, 2015 decreased by approximately $625.0 million and $878.9 million compared to the same periods in 2014. Our consolidated Adjusted EBITDA for the three and nine months ended September 30, 2015 was $133.5 million and $408.5 million, an increase of $4.6 million and $45.3 million compared to the same periods in 2014. The change in our EBITDA and Adjusted EBITDA period over period was primarily driven by our segment results described above. Partially offsetting those results were higher general and administrative expenses of approximately $11.4 million and $17.5 million from our Corporate operations compared to the same periods in 2014 due to approximately $15.7 million and $32.7 million of costs primarily related to the merger with Crestwood Midstream and our 2015 cost savings initiatives, compared to $5.4 million and $14.1 million of costs for the same periods in 2014, primarily related to the Arrow acquisition and environmental remediation costs.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and nine months ended September 30, 2015, our depreciation, amortization and accretion expense increased compared to the same periods in 2014, primarily due to the acquisition of our crude oil transportation assets during 2014 and the expansion of our gathering and processing assets in the Marcellus Shale.

Interest and Debt Expense - Interest and debt expense increased by approximately $4.2 million and $8.9 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014. The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Credit facilities	$5.9	$7.9	$18.8	$23.1
Senior notes	27.8	23.7	80.8	71.0
Capital lease interest	—	—	—	0.1
Other debt-related costs	2.5	1.3	7.2	5.7
Gross interest and debt expense	36.2	32.9	106.8	99.9
Less: capitalized interest	0.5	1.4	2.1	4.1
Interest and debt expense, net	$35.7	$31.5	$104.7	$95.8

Loss on Modification/Extinguishment of Debt - During the three and nine months ended September 30, 2015, we recognized a loss on modification/extinguishment of $2.7 million and $19.8 million primarily related to the redemption of Crestwood Midstream's 2019 Senior Notes, modification of the CMLP Credit Facility and the termination of the CEQP Credit Facility.

Liquidity and Sources of Capital

We are a partnership holding company that derives all of our operating cash flow from our operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities, borrowings under the CMLP Credit Facility, and net proceeds from securities offerings.  Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital expenditures. We believe our current liquidity sources and operating cash flows will be sufficient to fund our future operating, capital and distribution requirements.

Crestwood Midstream utilizes a variety of sources to service its outstanding indebtedness and fund growth capital expenditures.  These sources include cash generated by its operating subsidiaries, borrowings under the CMLP Credit Facility, and debt and equity issuances.

•
CMLP Credit Facility. On April 8, 2015, Crestwood Midstream utilized approximately $315 million of its $1.0 billion senior secured revolving credit facility to redeem all of its outstanding 2019 Senior Notes. Contemporaneously with the closing of the Simplification Merger on September 30, 2015, Crestwood Midstream amended and restated its senior secured credit agreement. The credit agreement provides for a $1.5 billion revolving credit facility (the CMLP Credit Facility), which expires in September 2020. Under its credit facility, Crestwood Midstream may increase its available borrowings by $350 million, subject to lender approval and the satisfaction of certain other conditions. In conjunction with the closing of the Simplification Merger, Crestwood Midstream borrowed approximately $720 million under the CMLP Credit Facility on September 30, 2015 to (i) repay all borrowings outstanding under its $1.0 billion credit facility, (ii) fund a distribution to the Company of approximately $378.3 million for purposes of repaying (or, if applicable, satisfying and discharging) substantially all of the Company's outstanding indebtedness and (iii) pay merger-related fees and expenses. As of September 30, 2015, Crestwood Midstream had $473.3 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. See Item 1, Financial Statements, Note 8 for a more detailed discussion of the CMLP Credit Facility.

•
Senior Notes. In March 2015, Crestwood Midstream issued $700 million of 6.25% unsecured Senior Notes due 2023 in a private offering. The net proceeds from this offering of approximately $688.3 million were used to pay down borrowings under its revolving credit facility and for its general partnership purposes.

•
Preferred Units. On August 10, 2015, Crestwood Midstream issued the remaining $60 million of CMLP Preferred Units for net proceeds of approximately $58.8 million after deducting transaction fees and offering expenses. In conjunction with the closing of the Simplification Merger on September 30, 2015, the CMLP Preferred Units were exchanged for new preferred units of CEQP with substantially similar terms and conditions to those of the CMLP Preferred Units. On October 22, 2015, the board of directors of our general partner authorized the issuance of 1,372,573 Preferred Units to our preferred unit holders for the quarter ended September 30, 2015 in lieu of paying an equivalent cash distribution of $7.9 million. See Item 1, Financial Statements, Note 10 for a more detailed description of the Preferred Units.

•
Common Units. On October 22, 2015, the board of directors of our general partner approved a 1-for-10 reverse split on our common units, effective after the market closes on November 23, 2015. The units will begin trading on a split-adjusted basis on November 24, 2015. Pursuant to the reverse split, common unit holders will receive one common unit for every 10 common units owned with substantially the same terms and conditions of the common units prior to the reverse split.

As of September 30, 2015, we were in compliance with all our debt covenants related to the CMLP Credit Facility, and our senior notes. See Item 1, Financial Statements, Note 8 for a more detailed description of these credit facilities and our CEQP and CMLP senior notes.

The following table provides a summary of our cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$301.6	$174.8
Net cash used in investing activities	(155.5)	(389.3)
Net cash provided by (used in) financing activities	(145.9)	211.5

Operating Activities

Our operating cash flows increased approximately $126.8 million during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $125.2 million net cash inflow from working capital resulting primarily from lesser working capital requirements of our NGL terminalling, supply and logistics operations. In addition, we experienced lower costs of product/services sold of approximately $938.5 million primarily due to lower prices in our G&P and marketing supply and logistics segments' operations described above, partially offset by a $930.4 million decrease in operating revenues primarily from our G&P and marketing, supply and logistics segments' operations described above.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2015 (in millions). We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings.

Growth capital	$76.1
Maintenance capital	13.4
Other (1)	33.3
Purchases of property, plant and equipment	122.8
Reimbursements of property, plant and equipment	37.5
Net purchases of property, plant and equipment	$85.3

(1)     Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to our capital expenditures discussed above, our cash flows from investing activities were also impacted by the following significant items during the nine months ended September 30, 2015 and 2014:

Acquisitions. During the nine months ended September 30, 2014, we acquired substantially all of the operating assets of Red Rock and LT Enterprises for approximately $12.1 million and $9.0 million, respectively. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 3.

Investments in Unconsolidated Affiliates. During the nine months ended September 30, 2015 and 2014, we made capital contributions of approximately $40.0 million and $81.8 million to our unconsolidated affiliates to fund their capital projects. For a further discussion of investments in our unconsolidated affiliates, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the nine months ended September 30, 2015 and 2014, included the following:

Equity Transactions

•	$8.1 million increase in distributions to non-controlling partners during the nine months ended September 30, 2015 compared to the same period in 2014;

•	$53.9 million proceeds from the issuance of non-controlling interests during the nine months ended September 30, 2014; and

•	$58.8 million and $366.8 million net proceeds from the issuance of CMLP Class A preferred units during the nine months ended September 30, 2015 and 2014

Debt Transactions

•	$688.3 million net proceeds from Crestwood Midstream's issuance of the 2023 Senior Notes during the nine months ended September 30, 2015;

•	$312.2 million increase in net repayments of amounts outstanding under our credit facilities during the nine months ended September 30, 2015 compared to the same period in 2014; and

•	$363.6 million redemption of Crestwood Midstream's 2019 Senior Notes during the nine months ended September 30, 2015

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, enterprise value and the potential value we would receive if we sold the reporting unit. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance of each of our reporting units (which include assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.

We acquired substantially all of our reporting units in 2013, 2012 and 2011, which required us to record the assets, liabilities and goodwill of each of those reporting units at fair value on the date they were acquired. As a result, any level of decrease in the forecasted cash flows of these businesses or increases in the discount rates utilized to value those businesses from their respective acquisition dates would likely result in the fair value of the reporting unit falling below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit's goodwill is impaired.

Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our and Crestwood Midstream's common units from January 1, 2015 to June 30, 2015 and from July 1, 2015 to September 30, 2015, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with all of our reporting units, in aggregate, was impaired as of September 30, 2015 and June 30, 2015. As a result of further analysis of the fair value of goodwill of our reporting units, we recorded goodwill impairments on several of our reporting units during the quarters ended September 30, 2015 and June 30, 2015. The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill at December 31, 2014	Goodwill Impairments during the Three Months Ended		Goodwill at September 30, 2015
		September 30, 2015	June 30, 2015
		(Preliminary)
Gathering and Processing
Fayetteville	$72.5	$39.1	$8.3	$25.1
Barnett	257.2	—	212.4	44.8
Marcellus	8.6	—	—	8.6
Arrow	45.9	—	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	—	726.3
COLT	668.3	348.0	—	320.3
Marketing, Supply and Logistics
West Coast	85.9	57.5	28.4	—
Supply and Logistics	266.2	—	—	266.2
Storage and Terminals	104.2	—	—	104.2
US Salt	12.6	—	—	12.6
Trucking	177.9	147.3	—	30.6
Watkins Glen	66.2	18.0	31.9	16.3
Total	$2,491.8	$609.9	$281.0	$1,600.9

Our assessment of the goodwill of all of the reporting units included in the table above, which includes those for which we recorded impairments as of September 30, 2015 and those for which we did not record impairments as of September 30, 2015, is preliminary in nature. For those reporting units which we did not record goodwill impairments, we were not reasonably able to estimate the amount of goodwill impairment, if any, as of September 30, 2015. We will finalize the assessment of our goodwill during the quarter ended December 31, 2015, which may result in the recording of additional goodwill impairments or adjustments of the goodwill impairments recorded as of September 30, 2015 as we receive updated information about the fair value of the assets and liabilities of the reporting units given the uncertainties surrounding the continued decline in commodity prices and its impact on the forecasted demand for the products we sell and the services that we provide.

The preliminary goodwill impairments recorded during the three months ended September 30, 2015 and the goodwill impairments recorded during the three months ended June 30, 2015 primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units for certain of those reporting units considering the continued decrease in commodity prices and its impact on the midstream industry and our customers. In addition to the impact of increasing discount rates, the impairment of our Watkins Glen goodwill also resulted from continued delays and uncertainties in the permitting of our proposed NGL storage facility, and the impairment of our Barnett goodwill also resulted from considering the recent actions of our primary customer in the Barnett Shale, Quicksilver, related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2014 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2014 to September 30, 2015 other than as follows.

Credit Risk

On March 17, 2015, Quicksilver, a significant customer in our gathering and processing operations in the Barnett Shale, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although Quicksilver is current on all amounts we invoiced them through October 2015, we are closely monitoring our exposure to Quicksilver to ensure they continue to promptly pay invoices, including those billed to them in November 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Seymour Investigation. We own a propane storage and distribution facility in Seymour, Indiana. On May 15, 2014, the Environmental Protection Agency (EPA) issued a request relating to our compliance with the chemical accident prevention program at the facility. We responded to the request on August 6, 2014, and at EPA’s request, we submitted additional documentation of compliance on January 30, 2015. We expect to enter into a settlement agreement with the EPA during the fourth quarter and, we anticipate that the EPA will assess a civil penalty against us and the amount could exceed $100,000.

Item 1A.	Risk Factors

Our Risk Factors are consistent with those disclosed in Part I, Item 1A. Risk Factors of our 2014 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015. Below is an update to our Risk Factors.

Changes in future business conditions could cause recorded goodwill to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We evaluate goodwill for impairment annually on December 31, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than the carrying amount. This evaluation requires us to compare the fair value of each of our reporting units to its carrying value (including goodwill). If the fair value exceeds the carrying value amount, goodwill of the reporting unit is not considered impaired.

During 2015, we experienced a sustained, significant decline in our unit price which resulted in our market capitalization falling below the recorded value of our consolidated net assets. Under GAAP, during the quarters ended June 30, 2015 and September 30, 2015, we were required to record a $281.0 million and $609.9 million non-cash preliminary estimated goodwill impairment related to certain of our reporting units because changes in circumstances or events (of which one of the several indicators of impairment was considered jointly is a significant and other than temporary decrease in our market capitalization) indicated that the carrying values of such assets exceeded their fair value and were not recoverable.

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material adjustment to the preliminary estimate may be required as the analysis is finalized, or that an additional impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we work toward a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition. For a further discussion of our goodwill impairments, see Part I, Financial Information, Note 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST SUB LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, Crestwood Midstream Partners LP, Crestwood Midstream GP LLC and Crestwood Gas Services GP, LLC, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP's Form 8-K filed on May 6, 2015)

3.1	Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Registration Statement on Form S-1 filed on March 14, 2001)

3.2	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 10-Q filed on May 12, 2003)

3.3
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (the “Company”) (f/k/a Inergy, L.P.) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to Crestwood Equity Partners LP's Form 8-K filed on October 10, 2013)

3.4	Certificate of Formation of Inergy GP, LLC (incorporated by reference to Exhibit 3.5 to Inergy, L.P.'s Registration Statement on Form S-1/A filed on May 7, 2001)

3.5
Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.3A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.6
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.7
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013 (incorporated by reference to Exhibit 3.4A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated as of April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP's Form 8-K filed on April 11, 2014)

3.9
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of September 30. 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partner LP’s Form 8-K filed on October 1, 2015)

10.1
Registration Rights Agreement entered into as of September 30, 2015 by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

10.2
Board Representation and Standstill Agreement entered into as of September 30, 2015 by and among the Crestwood Equity Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

10.3
Amended and Restated Credit Agreement dated as of September 30, 2015, by and among Crestwood Midstream Partners LP, as borrower, the lender party thereto, and Wells Fargo Bank, National Association as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

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

CRESTWOOD EQUITY PARTNERS LP

		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 6, 2015	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)