Form 10-Q
period 2016-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2016-05-06
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

(Explanatory Note: Crestwood Midstream Partners LP is currently a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements, Crestwood Midstream Partners LP has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

Crestwood Equity Partners LP	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Crestwood Midstream Partners LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 2, 2016)

Crestwood Equity Partners LP	69,041,047
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Equity Partners LP

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$1.1	$0.5
Accounts receivable	209.6	236.5
Inventory	26.6	44.5
Assets from price risk management activities	14.4	32.6
Prepaid expenses and other current assets	20.7	21.7
Total current assets	272.4	335.8
Property, plant and equipment	3,765.7	3,747.7
Less: accumulated depreciation and depletion	462.7	436.9
Property, plant and equipment, net	3,303.0	3,310.8
Intangible assets	975.8	975.8
Less: accumulated amortization	225.6	206.6
Intangible assets, net	750.2	769.2
Goodwill	975.8	1,085.5
Investment in unconsolidated affiliates (Note 4)	260.6	254.3
Other assets	8.0	7.2
Total assets	$5,570.0	$5,762.8
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$119.1	$144.1
Accrued expenses and other liabilities (Note 3)	96.8	105.6
Liabilities from price risk management activities	7.3	7.4
Current portion of long-term debt (Note 7)	0.9	1.1
Total current liabilities	224.1	258.2
Long-term debt, less current portion (Note 7)	2,530.8	2,501.8
Other long-term liabilities	48.2	47.5
Deferred income taxes	8.3	8.4
Commitments and contingencies (Note 10)
Partners’ capital (Note 9):
Crestwood Equity Partners LP partners’ capital (69,478,525 and 68,555,305 common and subordinated units issued and outstanding at March 31, 2016 and December 31, 2015)	2,035.6	2,227.6
Preferred units (62,122,562 and 60,718,245 units issued and outstanding at March 31, 2016 and December 31, 2015)	537.4	535.8
Total Crestwood Equity Partners LP partners’ capital	2,573.0	2,763.4
Interest of non-controlling partners in subsidiaries	185.6	183.5
Total partners’ capital	2,758.6	2,946.9
Total liabilities and partners’ capital	$5,570.0	$5,762.8
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Product revenues:
Gathering and processing	$162.5	$260.9
Marketing, supply and logistics	206.5	277.2
	369.0	538.1
Services revenues:
Gathering and processing	75.7	88.4
Storage and transportation	59.4	67.6
Marketing, supply and logistics	31.2	36.4
Related party (Note 11)	0.7	1.0
	167.0	193.4
Total revenues	536.0	731.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	175.4	258.2
Marketing, supply and logistics	166.0	242.2
Related party (Note 11)	4.3	8.3
	345.7	508.7
Service costs:
Gathering and processing	0.1	0.2
Storage and transportation	2.9	5.3
Marketing, supply and logistics	14.7	15.5
	17.7	21.0
Total costs of products/services sold	363.4	529.7

Expenses:
Operations and maintenance	41.8	50.6
General and administrative	23.0	27.5
Depreciation, amortization and accretion	62.3	74.2
	127.1	152.3
Other operating expenses:
Loss on long-lived assets, net	—	(1.0)
Goodwill impairment	(109.7)	—
Operating income (loss)	(64.2)	48.5

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Earnings from unconsolidated affiliates, net	6.5	3.4
Interest and debt expense, net	(36.1)	(33.6)
Other income, net	0.1	0.2
Income (loss) before income taxes	(93.7)	18.5
Provision for income taxes	—	0.4
Net income (loss)	(93.7)	18.1
Net income attributable to non-controlling partners	5.9	9.8
Net income (loss) attributable to Crestwood Equity Partners LP	(99.6)	8.3
Net income attributable to preferred units	1.6	—
Net income (loss) attributable to partners	$(101.2)	$8.3

Subordinated unitholders' interest in net income	$—	$0.2
Common unitholders' interest in net income (loss)	$(101.2)	$8.1
Net income (loss) per limited partner unit:
Basic	$(1.47)	$0.44
Diluted	$(1.47)	$0.44
Weighted-average limited partners’ units outstanding (in thousands):
Basic	68,912	18,280
Dilutive units	—	439
Diluted	68,912	18,719

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(93.7)	$18.1
Change in fair value of Suburban Propane Partners, L.P. units	0.8	—
Comprehensive income (loss)	(92.9)	18.1
Comprehensive income attributable to non-controlling interest	5.9	9.8
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(98.8)	$8.3

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners'
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2015	60.7	$535.8	68.2	0.4	$2,227.6	$183.5	$2,946.9
Distributions to partners	1.4	—	—	—	(95.6)	(3.8)	(99.4)
Unit-based compensation charges	—	—	0.9	—	4.5	—	4.5
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.6)	—	(0.6)
Change in fair value of Suburban units	—	—	—	—	0.8	—	0.8
Other	—	—	—	—	0.1	—	0.1
Net income (loss)	—	1.6	—	—	(101.2)	5.9	(93.7)
Balance at March 31, 2016	62.1	$537.4	69.1	0.4	$2,035.6	$185.6	$2,758.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income (loss)	$(93.7)	$18.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	62.3	74.2
Amortization of debt-related deferred costs, discounts and premiums	1.7	2.1
Market adjustment on interest rate swaps	—	(0.3)
Unit-based compensation charges	4.5	5.8
Loss on long-lived assets, net	—	1.0
Goodwill impairment	109.7	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.8)	(3.4)
Deferred income taxes	(0.1)	(0.9)
Other	0.1	0.4
Changes in operating assets and liabilities	50.6	59.6
Net cash provided by operating activities	134.3	156.6
Investing activities
Purchases of property, plant and equipment	(55.6)	(47.4)
Investment in unconsolidated affiliates	(5.5)	(18.1)
Proceeds from sale of assets	0.8	0.5
Other	—	(0.2)
Net cash used in investing activities	(60.3)	(65.2)
Financing activities
Proceeds from the issuance of long-term debt	313.5	1,252.7
Principal payments on long-term debt	(286.2)	(1,169.9)
Payments on capital leases	(0.5)	(0.7)
Payments for debt-related deferred costs	(0.1)	(11.1)
Distributions to partners	(95.6)	(25.8)
Distributions paid to non-controlling partners	(3.8)	(74.3)
Taxes paid for unit-based compensation vesting	(0.6)	(3.1)
Other	(0.1)	(0.3)
Net cash used in financing activities	(73.4)	(32.5)
Net change in cash	0.6	58.9
Cash at beginning of period	0.5	8.8
Cash at end of period	$1.1	$67.7
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(9.7)	$(9.1)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$0.8	$0.1
Accounts receivable	209.6	236.5
Inventory	26.6	44.5
Assets from price risk management activities	14.4	32.6
Prepaid expenses and other current assets	18.9	19.9
Total current assets	270.3	333.6
Property, plant and equipment	4,095.7	4,077.7
Less: accumulated depreciation and depletion	581.3	552.0
Property, plant and equipment, net	3,514.4	3,525.7
Intangible assets	959.3	959.3
Less: accumulated amortization	216.0	197.9
Intangible assets, net	743.3	761.4
Goodwill	975.8	1,085.5
Investment in unconsolidated affiliates (Note 4)	260.6	254.3
Other assets	3.0	3.1
Total assets	$5,767.4	$5,963.6
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$116.5	$141.4
Accrued expenses and other liabilities (Note 3)	94.6	103.3
Liabilities from price risk management activities	7.3	7.4
Current portion of long-term debt (Note 7)	0.9	0.9
Total current liabilities	219.3	253.0
Long-term debt, less current portion (Note 7)	2,530.8	2,501.8
Other long-term liabilities	44.1	43.3
Deferred income taxes	0.6	0.4
Commitments and contingencies (Note 10)
Partners’ capital (Note 9):
Partners’ capital	2,787.0	2,981.6
Interest of non-controlling partners in subsidiary	185.6	183.5
Total partners’ capital	2,972.6	3,165.1
Total liabilities and partners’ capital	$5,767.4	$5,963.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015(1)
Revenues:
Product revenues:
Gathering and processing	$162.5	$260.9
Marketing, supply and logistics	206.5	277.2
	369.0	538.1
Service revenues:
Gathering and processing	75.7	88.4
Storage and transportation	59.4	67.6
Marketing, supply and logistics	31.2	36.4
Related party (Note 11)	0.7	1.0
	167.0	193.4
Total revenues	536.0	731.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	175.4	258.2
Marketing, supply and logistics	166.0	242.2
Related party (Note 11)	4.3	8.3
	345.7	508.7
Service costs:
Gathering and processing	0.1	0.2
Storage and transportation	2.9	5.3
Marketing, supply and logistics	14.7	15.5
	17.7	21.0
Total costs of product/services sold	363.4	529.7

Expenses:
Operations and maintenance	41.7	50.6
General and administrative	22.2	25.6
Depreciation, amortization and accretion	64.9	68.8
	128.8	145.0
Other operating expenses:
Loss on long-lived assets, net	—	(0.8)
Goodwill impairment	(109.7)	—
Operating income (loss)	(65.9)	56.0

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015(1)
Earnings from unconsolidated affiliates, net	6.5	3.4
Interest and debt expense, net	(36.1)	(29.9)
Income (loss) before income taxes	(95.5)	29.5
Provision (benefit) for income taxes	(0.2)	0.4
Net income (loss)	(95.3)	29.1
Net income attributable to non-controlling partners	5.9	5.6
Net income (loss) attributable to Crestwood Midstream Partners LP	(101.2)	23.5
Net income attributable to Class A preferred units	—	9.2
Net income (loss) attributable to partners	$(101.2)	$14.3
(1) Retrospectively adjusted to reflect the operations of Crestwood Operations LLC as discussed in Note 2.

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2015	$2,981.6	$183.5	$3,165.1
Distributions to partners	(97.2)	(3.8)	(101.0)
Unit-based compensation charges	4.5	—	4.5
Taxes paid for unit-based compensation vesting	(0.6)	—	(0.6)
Other	(0.1)	—	(0.1)
Net income (loss)	(101.2)	5.9	(95.3)
Balance at March 31, 2016	$2,787.0	$185.6	$2,972.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015(1)
Operating activities
Net income (loss)	$(95.3)	$29.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	64.9	68.8
Amortization of debt-related deferred costs and premiums	1.7	1.9
Unit-based compensation charges	4.5	5.2
Goodwill impairment	109.7	—
Loss on long-lived assets	—	0.8
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.8)	(3.4)
Deferred income taxes	0.2	0.1
Other	0.1	—
Changes in operating assets and liabilities	50.7	3.2
Net cash provided by operating activities	135.7	105.7
Investing activities
Purchases of property, plant and equipment	(55.6)	(47.4)
Investment in unconsolidated affiliates	(5.5)	(17.9)
Proceeds from sale of assets	0.8	0.5
Other	—	(0.2)
Net cash used in investing activities	(60.3)	(65.0)
Financing activities
Proceeds from the issuance of long-term debt	313.5	1,114.6
Principal payments on long-term debt	(286.0)	(970.4)
Payments on capital leases	(0.5)	(0.7)
Payments for debt-related deferred costs	(0.1)	(11.1)
Distributions to partners	(101.0)	(111.4)
Taxes paid for unit-based compensation vesting	(0.6)	(1.7)
Other	—	(0.2)
Net cash provided by (used in) financing activities	(74.7)	19.1
Net change in cash	0.7	59.8
Cash at beginning of period	0.1	7.6
Cash at end of period	$0.8	$67.4
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(9.7)	$(9.1)
(1) Retrospectively adjusted to reflect the operations of Crestwood Operations LLC as discussed in Note 2.

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP and Crestwood Midstream Partners LP, unless otherwise indicated. References in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” "Crestwood Equity," “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to "Crestwood Midstream" and "CMLP" refer to Crestwood Midstream Partners LP and its consolidated subsidiaries.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016. The financial information as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited. The consolidated balance sheets as of December 31, 2015, were derived from the audited balance sheets filed in our 2015 Annual Report on Form 10-K.

Organization

Crestwood Equity is a publicly-traded (NYSE: CEQP) Delaware limited partnership that develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets and connect fundamental energy supply with energy demand across North America. Crestwood Equity is a holding company and all of its consolidated operating assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership.

Description of Business

In conjunction with the Simplification Merger (as defined in Note 2), we modified our segments and our financial statements to reflect three operating and reporting segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and Powder River Basin Industrial Complex, LLC (PRBIC) operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. For a further description of our operating and reporting segments, see our 2015 Annual Report on Form 10-K.

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

In May 2015, CEQP, Crestwood Midstream and certain of their affiliates entered into a definitive agreement under which Crestwood Midstream would merge with a wholly-owned subsidiary of CEQP, with Crestwood Midstream surviving as a wholly-owned subsidiary of CEQP (the Simplification Merger). In conjunction with the closing of the Simplification Merger on September 30, 2015, Crestwood Equity contributed 100% of its interest in Crestwood Operations LLC (Crestwood Operations) to Crestwood Midstream. As a result of this equity transaction, Crestwood Midstream controls the operating and financial decisions of Crestwood Operations. Crestwood Midstream accounted for this transaction as a reorganization of entities under common control and the accounting standards related to such transactions requires Crestwood Midstream to retroactively adjust Crestwood Midstream's historical results to reflect the operations of Crestwood Operations as being acquired on June 19, 2013, the date in which Crestwood Midstream and Crestwood Operations came under common control. Prior to the Simplification Merger, Crestwood Equity consolidated the results of Crestwood Operations in its financial statements and as such, this transaction had no impact on its historical financial statements.

Beginning in the third quarter of 2015, we changed our income statement to classify the revenues associated with the products to which we take title as product revenues in our consolidated statement of operations. As such, we reclassified our historical consolidated statement of operations for three months ended March 31, 2015 to reflect this change. We classify all other revenues as service revenues in our consolidated statement of operations.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2015 Annual Report on Form 10-K. Below is an update of our accounting policies related to Property, Plant and Equipment and Goodwill.

Property, Plant and Equipment

Property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. The accounting predecessor of Crestwood Equity acquired the accounting predecessor of Crestwood Midstream in October 2010, and accordingly recorded its acquisition of Crestwood Midstream's property, plant and equipment related to its gathering and processing assets in the Barnett Shale at fair value on that date. The resulting increase to Crestwood Midstream's property, plant and equipment was not pushed down by Crestwood Equity to Crestwood Midstream's balance sheet, as permitted by GAAP.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. During 2015, Crestwood Equity recorded a $354.4 million impairment of its property, plant and equipment related to its gathering and processing assets in the Barnett Shale. Crestwood Midstream did not record an impairment of its property, plant and equipment related to its gathering and processing assets in the Barnett Shale as the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the property, plant and equipment by over 30% as of March 31, 2016 and December 31, 2015. As a result, Crestwood Midstream's property, plant and equipment exceeds Crestwood Equity's property, plant and equipment related to its gathering and processing assets in the Barnett Shale as of March 31, 2016 and December 31, 2015.

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, and the potential value we would receive if we sold the reporting unit. We also compare the total fair value of our reporting units to our overall enterprise value, which considers the market value for our common and preferred units. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our reporting units (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others.

Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge. In addition, the use of the income approach to determine the fair value of our reporting units (see further discussion of the use of the income approach below) could result in a different fair value if we had utilized a market approach, or a combination thereof.

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

Commodity prices have continued to decline since 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our common units from January 1, 2016 to March 31, 2016, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired as of March 31, 2016. As a result of further analysis of the fair value of our reporting units, we recorded goodwill impairments on several of our reporting units during the three months ended March 31, 2016.

The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill at December 31, 2015	Goodwill Impairments during the Three Months Ended	Goodwill at March 31, 2016
		March 31, 2016
Gathering and Processing
Marcellus	$8.6	$8.6	$—
Arrow	45.9	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	726.3
COLT	44.9	13.7	31.2
Marketing, Supply and Logistics
Supply and Logistics	167.2	65.5	101.7
Storage and Terminals	50.5	14.1	36.4
US Salt	12.6	—	12.6
Trucking	29.5	7.8	21.7
Total	$1,085.5	$109.7	$975.8

The goodwill impairments recorded during three months ended March 31, 2016 primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units considering the significant, sustained decrease in the market price of our common units and the continued decrease in commodity prices and its impact on the midstream industry and our customers. Our COLT, Supply and Logistics, Storage and Terminals and Trucking reporting units also experienced impairments during 2015 based on the impact that the prolonged low commodity price environment is expected to have on the demand for future services provided by these operations. Despite increases in the operating results of these reporting units from 2013 to 2015, in light of our modified expectations, we revised our cash flow forecasts for these operations at December 31, 2015 in light of our current view that these operations will not grow as fast or as significantly in the future as originally forecasted in 2013 when the assets were acquired.

The remaining goodwill related to these reporting units represents the fair value of the goodwill as of March 31, 2016, which is a Level 3 fair value measurement. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions as of March 31, 2016 and December 31, 2015, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of March 31, 2016. We also used the market approach to validate the fair value of our Northeast Storage and

Transportation reporting unit given the value to be received related to the anticipated Stagecoach joint venture transaction further described in Note 14.

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of six years. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires us to classify our net deferred financing costs of $39.2 million and $40.9 million as a reduction of long-term debt on our consolidated balance sheets at March 31, 2016 and December 31, 2015. Such costs were previously reflected as intangible assets on our consolidated balance sheets.

Consolidations

Effective 1, 2016, we adopted the provisions of ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2016, the following accounting standards had not yet been adopted by us:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We expect to adopt the provisions of this standard effective January 1, 2018 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. We expect to adopt the provisions of this standard effective January 1, 2019 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718):Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the classification of awards as either equity or liabilities and presentation on the statement of cash flows. We expect to adopt the provisions of this standard effective January 1, 2017 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Accrued expenses and other liabilities consisted of the following at March 31, 2016 and December 31, 2015 (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Accrued expenses	$30.7	$46.4	$29.0	$44.1
Accrued property taxes	5.4	4.8	5.4	4.8
Accrued product purchases payable	1.4	1.5	1.4	1.5
Tax payable	1.3	0.5	0.8	0.5
Interest payable	35.6	26.2	35.6	26.2
Accrued additions to property, plant and equipment	5.3	10.4	5.3	10.4
Capital leases	1.4	1.6	1.4	1.6
Deferred revenue	15.7	14.2	15.7	14.2
Total accrued expenses and other liabilities	$96.8	$105.6	$94.6	$103.3

Note 4 - Investments in Unconsolidated Affiliates

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings from Unconsolidated Affiliates
	March 31,		March 31,	December 31,	Three Months Ended March 31,
	2016		2016	2015	2016	2015
Jackalope Gas Gathering Services, L.L.C.(1)	50.00%	(4)	$202.4	$202.4	$5.1	$2.5
Tres Palacios Holdings LLC(2)	50.01%		43.1	36.8	0.8	0.9
Powder River Basin Industrial Complex, LLC(3)	50.01%		15.1	15.1	0.6	—
Total			$260.6	$254.3	$6.5	$3.4

(1)
As of March 31, 2016, our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) exceeded our investment balance by approximately $0.9 million. We amortize this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of less than $0.1 million and $0.8 million for the three months ended March 31, 2016 and 2015. Our Jackalope investment is included in our gathering and processing segment.

(2)
As of March 31, 2016, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $28.8 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of $0.3 million during each of the three months ended March 31, 2016 and 2015. Our Tres Holdings investment is included in our storage and transportation segment.

(3)
As of March 31, 2016, our equity in the underlying net assets of PRBIC exceeded our investment balance by approximately $23.0 million. We amortize this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of approximately $0.4 million for the three months ended March 31, 2016. Our PRBIC investment is included in our storage and transportation segment.

(4)	Excludes non-controlling interests related to our investment in Jackalope. See Note 9 for a further discussion of our non-controlling interest related to our investment in Jackalope.

Distributions and Contributions

Jackalope. Jackalope is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2016, we received cash distributions of approximately $5.1 million from Jackalope. During the three months ended March 31, 2015, Jackalope did not make any distributions to its members. In May 2016, we received a cash distribution of approximately $7.0 million from Jackalope. During the three months ended March 31, 2015, we contributed approximately $8.8 million to Jackalope.

Tres Holdings. Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. During the three months ended March 31, 2016 and 2015, Tres Holdings did not make any distributions to its members. In April 2016, we received a cash distribution of approximately $4.1 million from Tres Holdings. During the three months ended March 31, 2016 and 2015, we contributed approximately $5.5 million and $5.7 million to Tres Holdings.

PRBIC. PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2016 and 2015, we received cash distributions of approximately $0.6 million and $0.3 million from PRBIC. During the three months ended March 31, 2015, we contributed approximately $3.7 million to PRBIC.

Note 5 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 6.

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three months ended March 31, 2016 and 2015, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $1.2 million and a loss of $2.9 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016		December 31, 2015
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	10.6	11.9	9.1	10.9

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 36 months or less; however, 81% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our assets from price risk management activities as of March 31, 2016 and December 31, 2015 were energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2016 and December 31, 2015 was $3.8 million and $3.3 million. At March 31, 2016, we posted $0.3 million of collateral in the normal course of business. We did not post collateral at December 31, 2015 for our commodity derivative instruments with credit-risk-related contingent features. In addition, at March 31, 2016 and December 31, 2015, we had a New York Mercantile Exchange (NYMEX) related net derivative liability position of $3.1 million and $20.8 million, for which we posted $9.5 million and $26.7 million of cash collateral in the normal course of business. At March 31, 2016 and December 31, 2015, we also received collateral of $7.1 million and $16.8 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

Note 6 – Fair Value Measurements

The accounting standards for fair value measurement establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of March 31, 2016 and December 31, 2015, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amount outstanding under our CMLP credit facility approximates its carrying amount as of March 31, 2016 and December 31, 2015, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our CMLP senior notes (in millions):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Crestwood Midstream 2020 Senior Notes	$503.2	$399.8	$503.3	$382.3
Crestwood Midstream 2022 Senior Notes	$600.0	$446.0	$600.0	$437.4
Crestwood Midstream 2023 Senior Notes	$700.0	$519.8	$700.0	$491.8

Financial Assets and Liabilities

As of March 31, 2016 and December 31, 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.4	$32.2	$—	$32.6	$(19.7)	$1.5	$14.4
Suburban Propane Partners, L.P. units(2)	4.2	—	—	4.2	—	—	4.2
Total assets at fair value	$4.6	$32.2	$—	$36.8	$(19.7)	$1.5	$18.6

Liabilities
Liabilities from price risk management	$0.2	$26.6	$—	$26.8	$(19.7)	$0.2	$7.3
Total liabilities at fair value	$0.2	$26.6	$—	$26.8	$(19.7)	$0.2	$7.3

	December 31, 2015
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.5	$57.8	$—	$58.3	$(13.7)	$(12.0)	$32.6
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$3.9	$57.8	$—	$61.7	$(13.7)	$(12.0)	$36.0

Liabilities
Liabilities from price risk management	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4
Total liabilities at fair value	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Credit Facility	$762.8	$735.0
2020 Senior Notes	500.0	500.0
Fair value adjustment of 2020 Senior Notes	3.2	3.3
2022 Senior Notes	600.0	600.0
2023 Senior Notes	700.0	700.0
Other	4.9	5.3
Less: deferred financing costs, net	39.2	40.9
Total Crestwood Midstream debt	2,531.7	2,502.7
Other	—	0.2
Total Crestwood Equity debt	2,531.7	2,502.9
Less: current portion	0.9	1.1
Total long-term debt, less current portion	$2,530.8	$2,501.8

Crestwood Midstream Credit Facility

At March 31, 2016, Crestwood Midstream had $268.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2016 and December 31, 2015, Crestwood Midstream's outstanding standby letters of credit were $60.7 million and $62.2 million. Borrowings under the CMLP credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.94% and 5.00% at March 31, 2016 and 2.70% and 5.00% at December 31, 2015. The weighted-average interest rate as of March 31, 2016 and December 31, 2015 was 2.96% and 2.70%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2016, the net debt to consolidated EBITDA was approximately 4.98 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 3.77 to 1.0, and the senior secured leverage ratio was 1.48 to 1.0.

Crestwood Midstream Senior Notes

On March 7, 2016, Crestwood Midstream filed a registration statement with the SEC under which it plans to offer to exchange $700.0 million of its 6.25% unsecured Senior Notes due 2023 (2023 Senior Notes) for any and all outstanding notes. The terms of the exchange notes are substantially identical to the terms of the 2023 Senior Notes, except that the exchange notes will be freely tradable. Crestwood Midstream issued the 2023 Senior Notes in March 2015. The net proceeds from this offering of approximately $688.3 million were used to pay down borrowings under the Crestwood Midstream $1.0 billion credit facility and for Crestwood Midstream’s general partnership purposes.

At March 31, 2016, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

Note 8 - Earnings Per Limited Partner Unit

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three months ended March 31, 2016, we excluded a weighted-average of 6,212,256 common units (representing preferred units), a weighted-average of 438,789 common units (representing subordinated units), and a weighted-average of 19,262,780 common units (representing Crestwood Niobrara's preferred units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units. There were no units excluded from our dilutive earnings per unit as we did not have any anti-dilutive units for the three months ended March 31, 2015.

Note 9 – Partners’ Capital

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the three months ended March 31, 2016 and 2015 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
2015
February 6, 2015	February 13, 2015	$1.375	$25.8

On April 21, 2016, we declared a distribution of $0.60 per limited partner unit to be paid on May 13, 2016, to unitholders of record on May 6, 2016 with respect to the first quarter of 2016.

Preferred Unit Holders. In conjunction with the closing of the Simplification Merger, the CMLP Class A Preferred Units were exchanged for new preferred units of the Company (the Preferred Units) with substantially similar terms and conditions to those of the CMLP Preferred Units. We are required to make quarterly distributions to our preferred unitholders. On February 12, 2016, we issued 1,404,317 Preferred Units to our preferred unitholders for the quarter ended December 31, 2015 in lieu of paying a cash distribution of $12.8 million. On April 21, 2016, the board of directors of our general partner authorized the issuance of 1,436,797 Preferred Units to our preferred unit holders for the quarter ended March 31, 2016 in lieu of paying a cash distribution of $13.1 million.

Crestwood Midstream

Prior to the Simplification Merger, the Company indirectly owned a non-economic general partnership interest in Crestwood Midstream and 100% of its incentive distribution rights (IDRs). Crestwood Midstream was also a publicly-traded limited partnership with common units listed on the NYSE. However, as a result of Crestwood Midstream's completion of the Simplification Merger on September 30, 2015, its common units ceased to be listed on the NYSE, the IDRs were eliminated and Crestwood Midstream became a wholly-owned subsidiary of the Company.

During the three months ended March 31, 2016 and 2015, Crestwood Midstream made distributions of $97.2 million and $26.6 million to Crestwood Equity. During the three months ended March 31, 2015, Crestwood Midstream paid a cash distribution to its general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $10.5 million.

Limited Partners. The following table presents quarterly cash distributions paid to Crestwood Midstream's limited partners (excluding distributions paid to its general partner on its common units held) during the three months ended March 31, 2015.

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
February 6, 2015	February 13, 2015	$0.41	$74.3

Non-Controlling Partners

Crestwood Midstream Class A Preferred Units

As discussed, in conjunction with the closing of the Simplification Merger, the CMLP Class A Preferred Units were exchanged for new preferred units of Crestwood Equity. Prior to the Simplification Merger, Crestwood Equity classified the CMLP Class A Preferred Units as a component of Interest of Non-Controlling Partners on its consolidated balance sheet.

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

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners for the three months ended March 31, 2016 and 2015, are as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Crestwood Niobrara preferred interests	$5.9	$5.6
CMLP net income attributable to non-controlling partners	5.9	5.6
Crestwood Midstream limited partner interests	—	(5.0)
Crestwood Midstream Class A preferred units	—	9.2
CEQP net income attributable to non-controlling partners	$5.9	$9.8

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. As discussed above, Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner and distributions on the limited partner units that were owned by Crestwood Equity) of $74.3 million during the three months ended March 31, 2015.

Crestwood Midstream Class A Preferred Unit Holders. During the three months ended March 31, 2015, Crestwood Midstream issued 414,325 Class A Preferred Units to its preferred unit holders for the quarter ended December 31, 2014 in lieu of paying a cash distribution of $10.4 million.

Crestwood Niobrara Preferred Unit Holders. During the three months ended March 31, 2016, Crestwood Niobrara paid cash distributions of $3.8 million to GE. During the three months ended March 31, 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution for the quarter ended December 31, 2014. Beginning with the distribution for the first quarter of 2015, Crestwood Niobrara no longer had the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution. In April 2016, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended March 31, 2016.

Note 10 – Commitments and Contingencies

Legal Proceedings

Canadian Class Action Lawsuit. Prior to the completion of our acquisition of Arrow Midstream Holdings, LLC (Arrow) on November 8, 2013, a train transporting over 50,000 barrels of crude oil produced in North Dakota derailed in Lac Megantic, Quebec, Canada on July 6, 2013. The derailment resulted in the death of 47 people, injured numerous others, and caused severe damage to property and the environment.  In October 2013, certain individuals suffering harm in the derailment filed a motion to certify a class action lawsuit in the Superior Court for the District of Megantic, Province of Quebec, Canada, on behalf of all persons suffering loss in the derailment (the Class Action Suit).

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

Additional lawsuits related to the derailment were filed and are pending in United States courts. However, all of lawsuits have been stayed as a result of the automatic stay arising from MM&A's United States bankruptcy proceeding. Arrow has been named as a defendant in 39 lawsuits pending in three different courts; however, we expect these lawsuits to be dismissed with prejudice upon disbursement of funds to the victims. An order of dismissal has been signed by the judge. If an appeal of the order of dismissal is not filed by May 6, 2016, these cases will be dismissed.

Based on Crestwood Midstream's contribution to the global settlement and since the global settlement was approved by both bankruptcy courts, we do not anticipate any material loss in this matter after considering insurance.

Simplification Merger Lawsuits. On May 20, 2015, Lawrence G. Farber, a purported unitholder of Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Lawrence G. Farber, individually and on behalf of all others similarly situated v. Crestwood Midstream Partners LP, Crestwood Midstream GP LLC, Robert G. Phillips, Alvin Bledsoe, Michael G. France, Philip D. Gettig, Warren H. Gfellar, David Lumpkins, John J. Sherman, David Wood, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, and Crestwood Gas Services GP LLC. This complaint alleges, among other things, that Crestwood Midstream's general partner breached its fiduciary duties, certain individual defendants breached their fiduciary duties of loyalty and due care, and that other defendants aided and abetted such breaches.

On July 21, 2015, Isaac Aron, another purported unitholder of the Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Isaac Aron, individually and on behalf of all others similarly situated vs. Robert G. Phillps, Alvin Bledsoe, Michael G. France, Philip D. Getting, Warren H. Gfeller, David Lumpkins, John J. Sherman, David Wood, Crestwood Midstream Partners, LP Crestwood Midstream Holdings LP, Crestwood Midstream GP LLC, Crestwood Gas Services GP, LLC, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC and MGP GP, LLC. The complaint alleges, among other things, that Crestwood Midstream's general partner and certain individual defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 by filing an alleged incomplete and misleading Form S-4 Registration Statement with the SEC.

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which had been scheduled for September 23, 2015. On September 22, 2015, however, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. The defendants expect the court to approve the final settlement during the first half of 2016. The anticipated settlement of the MOU has not and will not have a material impact to our consolidated financial statements.

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2016 and December 31, 2015, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

During 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service. In May 2015, we experienced a release of approximately 5,200 barrels of produced water on our Arrow water gathering system, immediately notified numerous regulatory authorities and other third parties, and thereafter contained and cleaned up the releases.  We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of March 31, 2016.

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

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At March 31, 2016 and December 31, 2015, our accrual of approximately $1.7 million was primarily related to the Arrow water releases described above, which is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $1.7 million to $3.5 million.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At March 31, 2016 and December 31, 2015, CEQP's self-insurance reserves were $17.8 million and $17.2 million. We estimate that $11.3 million of this balance will be paid subsequent to March 31, 2017. As such, CEQP has classified $11.3 million in other long-term liabilities on its consolidated balance sheet at March 31, 2016. At March 31, 2016 and December 31, 2015, CMLP's self insurance reserves were $12.3 million and $11.4 million. CMLP estimates that $7.1 million of this balance will be paid subsequent to March 31, 2017. As such, CMLP has classified $7.1 million in other long-term liabilities on its consolidated balance sheet at March 31, 2016.

Note 11 – Related Party Transactions

CEQP and CMLP enter into transactions with their affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

The following table shows revenues, costs of product/services sold, general and administrative expenses and reimbursements of expenses from our affiliates for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015
Gathering and processing revenues at CEQP and CMLP	$0.7	$1.0
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$4.3	$8.3
Operations and maintenance expenses charged at CEQP and CMLP	$0.7	$0.9
General and administrative expenses charged by CEQP to CMLP, net(2)	$3.7	$17.4
General and administrative expenses charged by CEQP to Crestwood Holdings, net(3)	$0.1	$0.1

(1)	Represents natural gas purchases from Sabine Oil and Gas Corporation.

(2)
Includes $4.5 million and $2.2 million of net unit-based compensation charges allocated from CEQP to CMLP for three months ended March 31, 2016 and 2015. In addition, prior to the completion of the Simplification Merger, CEQP allocated general and administrative costs to CMLP. In conjunction with the Simplification Merger, CMLP shares common management, general and administrative and overhead costs with CEQP. During the three months ended March 31, 2016, CMLP allocated $0.8 million of general and administrative costs to CEQP.

(3)	Includes less than $0.1 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended 2016.

The following table shows accounts receivable and accounts payable from our affiliates as of March 31, 2016 and December 31, 2015 (in millions):

	CEQP		CMLP
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Accounts receivable	$1.1	$1.7	$1.1	$1.7
Accounts payable	$3.8	$4.0	$1.3	$1.5

Note 12 – Segments

Financial Information

As discussed in Note 1, on September 30, 2015, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream and as a result, we modified our segments and our financial statements to reflect three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. For a further description of our operating and reporting segments, see Note 1. We assess the performance of our operating segments based on EBITDA, a non-GAAP financial measure, which is defined as income before income taxes, plus debt-related costs (net interest and debt expense) and depreciation, amortization and accretion expense.

Below is a reconciliation of CEQP's net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(93.7)	$18.1
Add:
Interest and debt expense, net	36.1	33.6
Provision for income taxes	—	0.4
Depreciation, amortization and accretion	62.3	74.2
EBITDA	$4.7	$126.3

The following tables summarize CEQP's reportable segment data for the three months ended March 31, 2016 and 2015 (in millions). Included in earnings from unconsolidated affiliates below was approximately $2.6 million and $3.1 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$238.9	$59.4	$237.7	$—	$536.0
Intersegment revenues	20.5	0.4	(20.9)	—	—
Costs of product/services sold	179.8	2.9	180.7	—	363.4
Operations and maintenance expense	17.8	7.2	16.8	—	41.8
General and administrative expense	—	—	—	23.0	23.0
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	5.1	1.4	—	—	6.5
Other income, net	—	—	—	0.1	0.1
EBITDA	$58.3	$37.4	$(68.1)	$(22.9)	$4.7
Goodwill	$45.9	$757.5	$172.4	$—	$975.8
Total assets	$2,321.2	$2,185.7	$924.4	$138.7	$5,570.0
Purchases of property, plant and equipment	$44.3	$3.3	$7.1	$0.9	$55.6

	Three Months Ended March 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$350.3	$67.6	$313.6	$—	$731.5
Intersegment revenues	10.1	—	(10.1)	—	—
Costs of product/services sold	266.7	5.3	257.7	—	529.7
Operations and maintenance expense	24.1	6.4	20.1	—	50.6
General and administrative expense	—	—	—	27.5	27.5
Loss on long-lived assets	(0.3)	(0.7)	—	—	(1.0)
Earnings from unconsolidated affiliates, net	2.5	0.9	—	—	3.4
Other income, net	—	—	—	0.2	0.2
EBITDA	$71.8	$56.1	$25.7	$(27.3)	$126.3
Purchases of property, plant and equipment	$36.2	$4.1	$6.9	$0.2	$47.4

Below is a reconciliation of CMLP's net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(95.3)	$29.1
Add:
Interest and debt expense, net	36.1	29.9
Provision (benefit) for income taxes	(0.2)	0.4
Depreciation, amortization and accretion	64.9	68.8
EBITDA	$5.5	$128.2

The following tables summarize CMLP's reportable segment data for the three months ended March 31, 2016 and 2015 (in millions). Included in earnings from unconsolidated affiliates below was approximately $2.6 million and $3.1 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the years ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$238.9	$59.4	$237.7	$—	$536.0
Intersegment revenues	20.5	0.4	(20.9)	—	—
Costs of product/services sold	179.8	2.9	180.7	—	363.4
Operations and maintenance expense	17.8	7.1	16.8	—	41.7
General and administrative expense	—	—	—	22.2	22.2
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	5.1	1.4	—	—	6.5
EBITDA	$58.3	$37.5	$(68.1)	$(22.2)	$5.5
Goodwill	$45.9	$757.5	$172.4	$—	$975.8
Total assets	$2,534.1	$2,185.0	$924.4	$123.9	$5,767.4
Purchases of property, plant and equipment	$44.3	$3.3	$7.1	$0.9	$55.6

	Three Months Ended March 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$350.3	$67.6	$313.6	$—	$731.5
Intersegment revenues	10.1	—	(10.1)	—	—
Costs of product/services sold	266.7	5.3	257.7	—	529.7
Operations and maintenance expense	24.1	6.4	20.1	—	50.6
General and administrative expense	—	—	—	25.6	25.6
Loss on long-lived assets	(0.3)	(0.5)	—	—	(0.8)
Earnings from unconsolidated affiliates, net	2.5	0.9	—	—	3.4
EBITDA	$71.8	$56.3	$25.7	$(25.6)	$128.2
Purchases of property, plant and equipment	$36.2	$4.1	$6.9	$0.2	$47.4

Note 13 – Condensed Consolidating Financial Information

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
March 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.8	$—	$—	$—	$0.8
Accounts receivable	—	209.1	0.5	—	209.6
Inventory	—	26.6	—	—	26.6
Other current assets	—	33.3	—	—	33.3
Total current assets	0.8	269.0	0.5	—	270.3

Property, plant and equipment, net	—	3,514.4	—	—	3,514.4
Goodwill and intangible assets, net	—	1,719.1	—	—	1,719.1
Investment in consolidated affiliates	5,350.2	—	—	(5,350.2)	—
Investment in unconsolidated affiliates	—	—	260.6	—	260.6
Other assets	—	3.0	—	—	3.0
Total assets	$5,351.0	$5,505.5	$261.1	$(5,350.2)	$5,767.4

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$116.5	$—	$—	$116.5
Other current liabilities	35.8	67.0	—	—	102.8
Total current liabilities	35.8	183.5	—	—	219.3

Long-term liabilities:
Long-term debt, less current portion	2,528.2	2.6	—	—	2,530.8
Other long-term liabilities	—	44.1	—	—	44.1
Deferred income taxes	—	0.6	—	—	0.6

Partners' capital	2,787.0	5,274.7	75.5	(5,350.2)	2,787.0
Interest of non-controlling partners in subsidiaries	—	—	185.6	—	185.6
Total partners' capital	2,787.0	5,274.7	261.1	(5,350.2)	2,972.6
Total liabilities and partners' capital	$5,351.0	$5,505.5	$261.1	$(5,350.2)	$5,767.4

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.1	$—	$—	$—	$0.1
Accounts receivable	—	236.0	0.5	—	236.5
Inventory	—	44.5	—	—	44.5
Other current assets	—	52.5	—	—	52.5
Total current assets	0.1	333.0	0.5	—	333.6

Property, plant and equipment, net	—	3,525.7	—	—	3,525.7
Goodwill and intangible assets, net	—	1,846.9	—	—	1,846.9
Investment in consolidated affiliates	5,506.8	—	—	(5,506.8)	—
Investment in unconsolidated affiliates	—	—	254.3	—	254.3
Other assets	—	3.1	—	—	3.1
Total assets	$5,506.9	$5,708.7	$254.8	$(5,506.8)	$5,963.6

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$141.3	$0.1	$—	$141.4
Other current liabilities	26.4	85.2	—	—	111.6
Total current liabilities	26.4	226.5	0.1	—	253.0

Long-term liabilities:
Long-term debt, less current portion	2,498.9	2.9	—	—	2,501.8
Other long-term liabilities	—	43.3	—	—	43.3
Deferred income taxes	—	0.4	—	—	0.4

Partners' capital	2,981.6	5,435.6	71.2	(5,506.8)	2,981.6
Interest of non-controlling partners in subsidiaries	—	—	183.5	—	183.5
Total partners' capital	2,981.6	5,435.6	254.7	(5,506.8)	3,165.1
Total liabilities and partners' capital	$5,506.9	$5,708.7	$254.8	$(5,506.8)	$5,963.6

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$536.0	$—	$—	$536.0
Costs of product/services sold	—	363.4	—	—	363.4
Expenses:
Operations and maintenance	—	41.7	—	—	41.7
General and administrative	17.7	4.5	—	—	22.2
Depreciation, amortization and accretion	—	64.9	—	—	64.9
	17.7	111.1	—	—	128.8
Other operating expense:
Goodwill impairment	—	(109.7)	—	—	(109.7)
Operating loss	(17.7)	(48.2)	—	—	(65.9)
Earnings from unconsolidated affiliates, net	—	—	6.5	—	6.5
Interest and debt expense, net	(36.1)	—	—	—	(36.1)
Equity in net income (loss) of subsidiary	(41.5)	—	—	41.5	—
Income (loss) before income taxes	(95.3)	(48.2)	6.5	41.5	(95.5)
Benefit for income taxes	—	(0.2)	—	—	(0.2)
Net income (loss)	(95.3)	(48.0)	6.5	41.5	(95.3)
Net income attributable to non-controlling partners in subsidiaries	—	—	5.9	—	5.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$(95.3)	$(48.0)	$0.6	$41.5	$(101.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$731.5	$—	$—	$731.5
Costs of product/services sold	—	529.7	—	—	529.7
Expenses:
Operations and maintenance	—	50.6	—	—	50.6
General and administrative	13.4	12.2	—	—	25.6
Depreciation, amortization and accretion	0.2	68.6	—	—	68.8
	13.6	131.4	—	—	145.0
Other operating expense:
Loss on long-lived assets, net	—	(0.8)	—	—	(0.8)
Operating income (loss)	(13.6)	69.6	—	—	56.0
Earnings from unconsolidated affiliates, net	—	—	3.4	—	3.4
Interest and debt expense, net	(29.9)	—	—	—	(29.9)
Equity in net income (loss) of subsidiary	72.6	—	—	(72.6)	—
Income (loss) before income taxes	29.1	69.6	3.4	(72.6)	29.5
Provision for income taxes	—	0.4	—	—	0.4
Net income (loss)	29.1	69.2	3.4	(72.6)	29.1
Net income attributable to non-controlling partners in subsidiaries	—	—	5.6	—	5.6
Net income (loss) attributable to Crestwood Midstream Partners LP	29.1	69.2	(2.2)	(72.6)	23.5
Net income attributable to Class A preferred units	9.2	—	—	—	9.2
Net income (loss) attributable to partners	$19.9	$69.2	$(2.2)	$(72.6)	$14.3

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(42.7)	$172.8	$5.6	$—	$135.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.9)	(54.7)	—	—	(55.6)
Investment in unconsolidated affiliates	—	—	(5.5)	—	(5.5)
Proceeds from the sale of assets	—	0.8	—	—	0.8
Capital contributions to consolidated affiliates	(3.7)	—	—	3.7	—
Net cash provided by (used in) investing activities	(4.6)	(53.9)	(5.5)	3.7	(60.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	313.5	—	—	—	313.5
Principal payments on long-term debt	(286.0)	—	—	—	(286.0)
Payments on capital leases	—	(0.5)	—	—	(0.5)
Payments for debt-related deferred costs	(0.1)	—	—	—	(0.1)
Distributions paid	(97.2)	—	(3.8)	—	(101.0)
Contributions from parent	—	—	3.7	(3.7)	—
Taxes paid for unit-based compensation vesting	—	(0.6)	—	—	(0.6)
Change in intercompany balances	117.8	(117.8)	—	—	—
Net cash provided by (used in) financing activities	48.0	(118.9)	(0.1)	(3.7)	(74.7)

Net change in cash	0.7	—	—	—	0.7
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$0.8	$—	$—	$—	$0.8

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(54.8)	$160.5	$—	$—	$105.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.1)	(47.3)	—	—	(47.4)
Investment in unconsolidated affiliates	—	—	(17.9)	—	(17.9)
Proceeds from the sale of assets	—	0.5	—	—	0.5
Capital contributions to consolidated affiliates	(17.9)	—	—	17.9	—
Other	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(18.0)	(47.0)	(17.9)	17.9	(65.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,114.6	—	—	—	1,114.6
Principal payments on long-term debt	(970.4)	—	—	—	(970.4)
Payments on capital leases	(0.5)	(0.2)	—	—	(0.7)
Payments for debt-related deferred costs	(11.1)	—	—	—	(11.1)
Distributions paid	(111.4)	—	—	—	(111.4)
Contributions from parent	—	—	17.9	(17.9)	—
Taxes paid for unit-based compensation vesting	—	(1.7)	—	—	(1.7)
Change in intercompany balances	51.8	(51.8)	—	—	—
Other	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	72.8	(53.7)	17.9	(17.9)	19.1

Net change in cash	—	59.8	—	—	59.8
Cash at beginning of period	—	7.6	—	—	7.6
Cash at end of period	$—	$67.4	$—	$—	$67.4

Note 14 – Subsequent Events

In April 2016, our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison), entered into a definitive agreement to form a joint venture (the Stagecoach JV) to own and further develop our existing natural gas pipeline and storage business located in southern New York and northern Pennsylvania (the NE S&T assets). Subject to the terms and conditions of the contribution agreement (including customary closing conditions and purchase price adjustments), we will contribute to Stagecoach Gas Services LLC (Stagecoach Gas) the entities owning the NE S&T assets, CEGP will contribute $975 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas will distribute to Crestwood Northeast the net cash proceeds received from CEGP. The Stagecoach JV transaction is expected to be substantially completed in the second quarter of 2016.

In conjunction with our entry into the contribution agreement with CEGP, Crestwood Midstream amended its credit facility in April 2016 to, among other things, (i) facilitate the closing of the joint venture and make investments in the joint venture thereafter, and (ii) implement our liability management plan with the net cash proceeds received from Stagecoach Gas, including the repurchase of Crestwood Midstream’s senior notes with borrowings under its credit facility. The operative terms of the amendment will become effective contemporaneously with the closing of the joint venture.

The impact of the transactions discussed above have not been reflected in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2016. Detailed descriptions of the contribution agreement and resulting joint venture, as well as the amendment to Crestwood Midstream's credit facility, are contained in the Form 8-K filed by each of Crestwood Midstream and Crestwood Equity with the SEC on April 22, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facility will be sufficient to meet our anticipated liquidity needs for the foreseeable future; (ii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; (iii) our belief that our assets will continue to benefit from the development of unconventional shale plays as significant supply basins; (iv) our expectation that we will initially close the announced joint venture with a subsidiary of Con Edison in the second quarter of 2016; and (v) our expectation that Stagecoach Gas, together with our planned debt retirements using the net proceeds received from Stagecoach Gas in connection with CEQP's cash contributions, will strengthen our liquidity and make us a more stable company; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item IA. Risk Factors of our 2015 Annual Report on Form 10-K.

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

We have positioned the Company to generate consistent results in a low commodity price environment. Many of our assets are located on long-term, core acreage dedications in shale plays which are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of midstream infrastructure to flow production to market and the operational and financial condition of our diverse customer base. We believe the diversity of our asset portfolio, wide range of services provided and extensive customer portfolio, taken together, provides us with a positive forward view of our ability to be successful in the current market which has been impacted by prolonged low commodity prices. In addition, a substantial portion of the midstream services we provide to customers in the shale plays are based on fixed fee, take-or-pay or cost-of-service agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput. We have actively worked with our customers to further improve their profitability through the services we offer by adjusting our rates, services and/or volume commitment structures. Many of the discussions with our customers regarding amendments and/or extensions of their contracts are substantially complete, and the results of these discussions are not anticipated to have a significant impact on our forecasted 2016 results (described below) or actual 2015 results.

In 2016, we are focused on executing on a strategic plan to substantially de-risk our investment profile. As part of our strategic plan, we recently announced an agreement to form a joint venture with a subsidiary of Con Edison to own and further develop our natural gas storage and transportation operations in the northeast. We anticipate that the contribution of the NE S&T assets to Stagecoach Gas, which we anticipate substantially closing in the second quarter of 2016, will result in the distribution of approximately $975 million of net proceeds to Crestwood. The proceeds will be utilized to retire our indebtedness, which will substantially reduce our financial leverage and improve our liquidity. In April 2016, we entered into new agreements with BlueStone Natural Resources II, LLC (BlueStone) to gather and process natural gas across several of our G&P systems as further discussed under Segment Highlights below. The agreements will provide further stability to our investment profile.

In conjunction with these matters, Crestwood Equity declared a quarterly distribution of $0.60 per common unit for the first quarter of 2016 (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the same period in 2015. This distribution reduction increases our ability to further retire indebtedness to strengthen our balance sheet, and to reinvest capital in our business (including expansions and new growth projects).

During the remainder of 2016, we will continue to execute on our plan to better position the Company to emerge from this challenging market environment as a stronger, better capitalized company. We will remain focused on reducing capital expenditures, eliminating costs (through increased operating efficiencies and otherwise) and exploring options to opportunistically strengthen our balance sheet.

We anticipate that the Company will generate Adjusted EBITDA of $435 million to $465 million in 2016, reflecting our expectations that current industry fundamentals will continue during 2016 and the impact of the contribution of the NE S&T assets to Stagecoach Gas on our 2016 results (based on an assumed initial closing of the joint venture on June 1, 2016). We anticipate our gathering and processing segment will generate $235 million to $250 million of EBITDA in 2016, a 10% decrease from 2015, with average volumes being down 15% to 20% year over year driven by our expectation for prolonged weakness in commodity pricing throughout the remainder of 2016. Compared to 2015, we anticipate our gathering and processing volumes in 2016 will be down 10% to 15% for our Barnett operations, 20% to 25% for our Marcellus operations and 1% to 5% for our Arrow operations due to natural declines in production and shut-ins of wells resulting from the continued weakness in commodity pricing in 2016. Our storage and transportation segment is anticipated to generate $170 million to $180 million of EBITDA in 2016, which reflects the impact of the contribution of the NE S&T assets to Stagecoach Gas on our operating results. Finally, we anticipate our marketing, supply and logistics segment will generate $95 million to $100 million of EBITDA in 2016, which is consistent with 2015, with average volumes being flat to 2015. See "How We Evaluate Our Operations" below for our definition of EBITDA and Adjusted EBITDA (non-GAAP measure) and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Through the execution of strategic efforts described above, we expect to increase the stability and strength of the Company through a continued challenging market environment, which will position us to achieve our chief business objective to create long-term value for our stakeholders.

Segment Highlights

Below is a discussion of events that highlight our core business and financing activities.

Gathering and Processing

Barnett Shale. Our gathering and processing systems were integral to Quicksilver Resources, Inc.'s (Quicksilver) Barnett Shale operations, as a substantial amount of Quicksilver's revenues were derived from the sale of natural gas and natural gas liquids produced from acreage dedicated to us. In March 2015, Quicksilver filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In January 2016, Quicksilver executed an asset purchase agreement with BlueStone for the sale of its U.S. oil and gas assets. On April 6, 2016, Quicksilver closed the sale with BlueStone and in connection with the closing, Quicksilver withdrew its motion to reject its gathering agreements with us. In April 2016, we entered into new 10 year agreements with BlueStone to gather and process natural gas across our Alliance, Lake Arlington and Cowtown systems in the Barnett Shale. Under the terms of these agreements, we will gather and process natural gas for BlueStone under fixed-fee and percent-of-proceeds fee structures, and BlueStone has provided production assurance to us that BlueStone will return wells previously shut-in by Quicksilver to production by July 1, 2016 and will not shut-in or choke back production for economic purposes through the end of 2018.

Delaware Permian. In late 2015, we expanded the Willow Lake processing plant to 50 MMcf/d, which we completed and placed into service in January 2016. The recent expansion of the Willow Lake system was supported by a seven year contract extension with Mewbourne Oil Co. which significantly increased the amount of WolfCamp drilling and rich gas development expected in the area.

Storage and Transportation

In April 2016, Crestwood Northeast and CEGP entered into a definitive agreement to form a joint venture to own and further develop the NE S&T assets. Subject to customary closing conditions and purchase price adjustments, we will contribute to Stagecoach Gas the entities owning the NE S&T assets, CEGP will contribute $975 million in cash to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas will distribute to Crestwood Northeast the net proceeds received from CEGP. The transaction is expected to be substantially completed in the second quarter of 2016. Additional information about the announced joint venture and certain related matters is available on the Form 8-Ks filed by each of Crestwood Equity and Crestwood Midstream on April 22, 2016.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2015 Annual Report on Form 10-K. Below is an update of our critical accounting estimates related to goodwill.

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows, and the potential value we would receive if we sold the reporting unit. We also compare the total fair value of our reporting units to our overall enterprise value, which considers the market value for our common and preferred units. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our reporting units (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge. In addition, the use of the income approach to determine the fair value of our reporting units (see further discussion of the use of the income approach below) could result in a different fair value if we had utilized a market approach, or a combination thereof.

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

Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our common units from January 1, 2016 to March 31, 2016, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired as of March 31, 2016. As a result of further analysis of the fair value of our reporting units, we recorded goodwill impairments on several of our reporting units during the quarter ended March 31, 2016.

The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill at December 31, 2015	Goodwill Impairments during the Three Months Ended	Goodwill at March 31, 2016
		March 31, 2016
Gathering and Processing
Marcellus	$8.6	$8.6	$—
Arrow	45.9	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	726.3
COLT	44.9	13.7	31.2
Marketing, Supply and Logistics
Supply and Logistics	167.2	65.5	101.7
Storage and Terminals	50.5	14.1	36.4
US Salt	12.6	—	12.6
Trucking	29.5	7.8	21.7
Total	$1,085.5	$109.7	$975.8

The goodwill impairments recorded during the three months ended March 31, 2016 primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units for certain of those reporting units considering the continued decrease in commodity prices and its impact on the midstream industry and our customers. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions as of March 31, 2016 and December 31, 2015, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of March 31, 2016. We also used the market approach to validate the fair value of our Northeast Storage and Transportation reporting unit given the value to be received related to the anticipated Stagecoach JV transaction further described in Item 1. Financial Statements, Note 14. Our COLT, Supply and Logistics, Storage and Terminals and Trucking reporting units also experienced impairments during 2015 based on the impact that the prolonged low commodity price environment is expected to have on the demand for future services provided by these operations. Despite increases in the operating results of these reporting units from 2013 to 2015, in light of our modified expectations, we revised our cash flow forecasts for these operations at December 31, 2015 in light of our current view that these operations will not grow as fast or as significantly in the future as originally forecasted in 2013 when the assets were acquired.

We continue to monitor the remaining goodwill described in the table above, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. In particular, a 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our businesses that recorded goodwill impairments in 2016 could have resulted in an additional $35 million of goodwill impairments as of March 31, 2016. Although our Northeast Storage and Transportation reporting unit's fair value exceeded its carrying value by 1% at March 31, 2016 and December 31, 2015, we do not believe it was at risk of failing step one of the goodwill impairment test given the value to be received related to the anticipated Stagecoach JV transaction further described in Item 1. Financial Statements, Note 14.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense) and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our 2015 cost savings initiatives, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
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

The following tables summarize our results of operations for the three months ended March 31, 2016 and 2015 (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$536.0	$731.5	$536.0	$731.5
Costs of product/services sold	363.4	529.7	363.4	529.7
Operations and maintenance expense	41.8	50.6	41.7	50.6
General and administrative expense	23.0	27.5	22.2	25.6
Depreciation, amortization and accretion	62.3	74.2	64.9	68.8
Loss on long-lived assets, net	—	(1.0)	—	(0.8)
Goodwill impairment	(109.7)	—	(109.7)	—
Operating income (loss)	(64.2)	48.5	(65.9)	56.0
Earnings from unconsolidated affiliates, net	6.5	3.4	6.5	3.4
Interest and debt expense, net	(36.1)	(33.6)	(36.1)	(29.9)
Other income, net	0.1	0.2	—	—
(Provision) benefit for income taxes	—	(0.4)	0.2	(0.4)
Net income (loss)	(93.7)	18.1	(95.3)	29.1
Add:
Interest and debt expense, net	36.1	33.6	36.1	29.9
Provision (benefit) for income taxes	—	0.4	(0.2)	0.4
Depreciation, amortization and accretion	62.3	74.2	64.9	68.8
EBITDA	4.7	126.3	5.5	128.2
Unit-based compensation charges	4.5	5.8	4.5	5.2
Loss on long-lived assets, net	—	1.0	—	0.8
Goodwill impairment	109.7	—	109.7	—
Earnings from unconsolidated affiliates, net	(6.5)	(3.4)	(6.5)	(3.4)
Adjusted EBITDA from unconsolidated affiliates, net	9.1	6.5	9.1	6.5
Change in fair value of commodity inventory-related derivative contracts	(2.7)	1.1	(2.7)	1.1
Significant transaction and environmental related costs and other items	1.2	4.6	1.2	3.8
Adjusted EBITDA	$120.0	$141.9	$120.8	$142.2

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
EBITDA:
Net cash provided by operating activities	$134.3	$156.6	$135.7	$105.7
Net changes in operating assets and liabilities	(50.6)	(59.6)	(50.7)	(3.2)
Amortization of debt-related deferred costs, discounts and premiums	(1.7)	(2.1)	(1.7)	(1.9)
Interest and debt expense, net	36.1	33.6	36.1	29.9
Market adjustment on interest rate swaps	—	0.3	—	—
Unit-based compensation charges	(4.5)	(5.8)	(4.5)	(5.2)
Loss on long-lived assets, net	—	(1.0)	—	(0.8)
Goodwill impairment	(109.7)	—	(109.7)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions	0.8	3.4	0.8	3.4
Deferred income taxes	0.1	0.9	(0.2)	(0.1)
Provision (benefit) for income taxes	—	0.4	(0.2)	0.4
Other non-cash income	(0.1)	(0.4)	(0.1)	—
EBITDA	4.7	126.3	5.5	128.2
Unit-based compensation charges	4.5	5.8	4.5	5.2
Loss on long-lived assets, net	—	1.0	—	0.8
Goodwill impairment	109.7	—	109.7	—
Earnings from unconsolidated affiliates, net	(6.5)	(3.4)	(6.5)	(3.4)
Adjusted EBITDA from unconsolidated affiliates, net	9.1	6.5	9.1	6.5
Change in fair value of commodity inventory-related derivative contracts	(2.7)	1.1	(2.7)	1.1
Significant transaction and environmental related costs and other items	1.2	4.6	1.2	3.8
Adjusted EBITDA	$120.0	$141.9	$120.8	$142.2

Segment Results

In conjunction with the Simplification Merger, we modified our business segments and our financial statements to reflect three operating and reporting segments: (i) gathering and processing (G&P); (ii) storage and transportation; and (iii) marketing, supply and logistics (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations.

The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$238.9	$59.4	$237.7	$350.3	$67.6	$313.6
Intersegment revenues	20.5	0.4	(20.9)	10.1	—	(10.1)
Costs of product/services sold	179.8	2.9	180.7	266.7	5.3	257.7
Operations and maintenance expense	17.8	7.2	16.8	24.1	6.4	20.1
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	—	—
Loss on long-lived assets	—	—	—	(0.3)	(0.7)	—
Earnings from unconsolidated affiliates, net	5.1	1.4	—	2.5	0.9	—
EBITDA	$58.3	$37.4	$(68.1)	$71.8	$56.1	$25.7

Crestwood Midstream

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$238.9	$59.4	$237.7	$350.3	$67.6	$313.6
Intersegment revenues	20.5	0.4	(20.9)	10.1	—	(10.1)
Costs of product/services sold	179.8	2.9	180.7	266.7	5.3	257.7
Operations and maintenance expense	17.8	7.1	16.8	24.1	6.4	20.1
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	—	—
Loss on long-lived assets	—	—	—	(0.3)	(0.5)	—
Earnings from unconsolidated affiliates, net	5.1	1.4	—	2.5	0.9	—
EBITDA	$58.3	$37.5	$(68.1)	$71.8	$56.3	$25.7

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2016 compared to the same period in 2015.

Gathering and Processing

EBITDA for our G&P segment decreased by approximately $13.5 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a $8.6 million goodwill impairment recorded related to our Marcellus operations. For a further discussion of our goodwill impairments recorded during the three months ended March 31, 2016, see "Critical Accounting Estimates" above and Item 1. Financial Statements, Note 2. Also contributing to the decrease in our gathering and processing segment's EBITDA were lower revenues of approximately $101.0 million, partially offset by lower costs of product/services sold of $86.9 million during the three months ended March 31, 2016 compared to the same period in 2015. This net decrease was primarily driven by our Arrow operations, which experienced an $85.6 million reduction in revenues, substantially offset by an $85.2 million decrease in costs of products/services sold. The decrease in product revenues and costs of product/services sold was driven by reduced market prices on crude oil, which caused average crude oil prices on our sales to decrease by approximately 34% during the three months ended March 31, 2016 compared to the same period in 2015.

Also contributing to the decrease in our G&P segment's revenues were lower service revenues from our Marcellus and Barnett operations of approximately $7.6 million and $6.1 million, respectively. During the three months ended March 31, 2016, we experienced a decrease in our gathering and compression volumes on our Marcellus system due to lack of drilling from our primary customer, Antero Resources Appalachian Corporation, as a result of the decline in commodity prices. During the three months ended March 31, 2016, our gathering and compression volumes on our Marcellus system were 0.5 Bcf/d, respectively, compared to 0.7 Bcf/d, respectively, during the same period in 2015. The service revenues from our Barnett operations decreased by $2.1 million during the first quarter of 2015 compared to the same period in 2014, and decreased by another $6.1 million during the first quarter of 2016 compared to the same period in 2015 as a result of our primary customer in the Barnett, Quicksilver, ceasing drilling and shutting in production in 2015 and 2016 as a result of its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015 (see "Segment Highlights" above for an update on the Quicksilver Bankruptcy). Partially offsetting the decrease in revenues from our Arrow, Marcellus and Barnett operations was a $6.3 million decrease in operations and maintenance expenses that resulted from our cost-savings initiative implemented in 2015.

During the three months ended March 31, 2016, our equity earnings from our Jackalope investment increased by $2.6 million primarily due to higher gathering and processing volumes at the facility resulting from Jackalope placing the Bucking Horse processing plant in service in 2015.

Storage and Transportation
EBITDA for our storage and transportation segment decreased by approximately $19 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a $13.7 million goodwill impairment recorded related to our COLT Hub operations. For a further discussion of this goodwill impairment, see "Critical Accounting Estimates" above and Item 1. Financial Statements, Note 2.

Also contributing to the decrease in our storage and transportation segment's EBITDA were lower revenues of approximately $7.8 million, partially offset by lower costs of product/services sold of $2.4 million during the three months ended March 31, 2016 compared to the same period in 2015. This net decrease primarily resulted from lower rail loading volumes at our COLT Hub that resulted from narrowed crude oil locational differences during the quarter and two rail loading contracts that expired in late 2015. In addition, we experienced a $2.4 million decrease in revenues and $0.6 million costs of product/services sold related to our Northeast storage and transportation operations due to warmer weather during the three months ended March 31, 2016 compared to the same period in 2015.

We also experienced higher operations and maintenance expense of approximately $0.8 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the expansion of our COLT Hub facilities in 2015.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $93.8 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due goodwill impairments of approximately $87.4 million related to our supply and logistics, storage and terminals and trucking operations. For a further discussion of these impairments, see "Critical Accounting Estimates" above and Item 1. Financial Statements, Note 2.

Also contributing to the decrease in our marketing, supply and logistics segment's EBITDA was decrease in revenues of approximately $86.7 million, partially offset by lower costs of product/services sold of approximately $77.0 million. These revenue and costs of product/services sold decreases were primarily driven by our NGL terminalling, supply and logistics operations, and include a gain on our commodity-based derivative contracts of approximately $1.2 million during the three months ended March 31, 2016 and a loss on our commodity-based derivative contracts of approximately $2.9 million during the three months ended March 31, 2015.

Revenues from our NGL terminalling, supply and logistics operations decreased by $97.1 million during the three months ended March 31, 2016 compared to the same period in 2015, compared to a decrease of $88.7 million in its costs of product/services sold period over period. These decreases were driven by declines in demand for propane and butane resulting from lower commodity prices and warmer weather during the three months ended March 31, 2016 compared to the same period in 2015, which reduced our opportunities to capture incremental demand and margin opportunities in these operations.

Partially offsetting the decrease in revenues and costs of product/services sold from our NGL terminalling, supply and logistics operations describe above, was a $13.2 million increase in revenue from our crude marketing operations during the three months ended March 31, 2016 compared to the same period in 2015, and a $13.4 million increase in costs of product/services sold period over period. These increases were driven by higher crude marketing volumes, partially offset by lower commodity prices.

Our marketing, supply and logistics segment's operations and maintenance expense decreased by $3.3 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to our cost-savings initiative implemented in 2015.

Other EBITDA Results

General and Administrative Expenses. As discussed in Item 1. Financial Statements, Note 12, our corporate operations include all general and administrative expenses that are not allocated to our reporting segments, however such expenses impact our consolidated EBITDA.

Crestwood Equity's and Crestwood Midstream's general and administrative expenses decreased by approximately $4.5 million and $3.4 million, respectively, primarily due to the cost-savings initiative implemented in 2015.

Net Income Attributable to Non-Controlling Partners. The decrease in Crestwood Equity's net income attributable to non-controlling partners was due primarily to Crestwood Midstream becoming a wholly-owned subsidiary of Crestwood Equity as a result of the Simplification Merger on September 30, 2015. See Item 1. Financial Statements, Note 9 for further detail of Crestwood Equity's net income attributable to non-controlling partners.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three ended March 31, 2016, our depreciation, amortization and accretion expense decreased compared to the same period in 2015, primarily due to a reduction in the carrying value of certain of our assets as a result of impairments of our property, plant and equipment and intangible assets recorded during 2015.

Interest and Debt Expense, Net - Crestwood Midstream's interest and debt expense, net increased by approximately $6.2 million during the three ended March 31, 2016 compared to the same period in 2015, primarily due to the issuance of its 2023 Senior Notes in March 2015 and higher outstanding balances on its credit facility. Crestwood Equity's interest and debt expense, net increased by approximately $2.5 million during the three months ended March 31, 2016 compared to the same period in 2015, due to the factors discussed above for Crestwood Midstream, partially offset by the repayment of its credit facility and senior notes in 2015.

The following table provides a summary of interest and debt expense (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Credit facilities	$7.0	$7.3	$7.0	$4.3
Senior notes	27.7	24.6	27.7	24.4
Other debt-related costs	1.7	2.4	1.7	1.9
Gross interest and debt expense	36.4	34.3	36.4	30.6
Less: capitalized interest	0.3	0.7	0.3	0.7
Interest and debt expense, net	$36.1	$33.6	$36.1	$29.9

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries and distributions from our joint venture investments, credit facilities, debt issuances, and sales of common and preferred units. Our operating subsidiaries use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

As described in Outlook and Trends above, we recently announced the formation of a joint venture with a subsidiary of Con Edison to own and further develop our natural gas storage and transportation operations in the northeast. We anticipate that the contribution of the NE S&T assets to Stagecoach Gas will result in the distribution of approximately $945 million of net cash proceeds to us in the second quarter of 2016, and approximately $30 million of net proceeds being distributed to us after we contribute Crestwood Pipeline East LLC to Stagecoach Gas within the next year. The proceeds will be utilized to retire our indebtedness, which will substantially reduce our financial leverage and improve our liquidity. In conjunction with these matters, Crestwood Equity declared a quarterly distribution of $0.60 per common unit for the first quarter of 2016 (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the same period in 2015. This distribution reduction increases our ability to further retire indebtedness to strengthen our balance sheet, and to reinvest capital in our business (including expansions and new growth projects). We believe that the reduction of our indebtedness and reduction of our distributions will provide us with ample liquidity to address our future operating, debt service and capital requirements without accessing the capital markets in the near future. We also believe that our operating cash flows will well exceed our quarterly distributions at the current reduced level throughout 2016.

As of March 31, 2015, Crestwood Midstream had $268.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. As further described in Item 1. Financial Statements, Note 14, Crestwood Midstream amended its credit facility in April 2016 to, among other things, facilitate the announced joint venture with Con Edison and retire indebtedness with the proceeds thereof. Additional information about the amendment is available on the Form 8-K filed by each of Crestwood Equity and Crestwood Midstream on April 22, 2016.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2016, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream credit facility and its senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$134.3	$156.6
Net cash used in investing activities	(60.3)	(65.2)
Net cash used in financing activities	(73.4)	(32.5)

Operating Activities

Our operating cash flows decreased approximately $22.3 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a $195.5 million decrease in operating revenues primarily from our gathering and processing and marketing, supply and logistics segments' operations described above, partially offset by lower costs of product/services sold of approximately $166.3 million primarily due to the effect of lower commodity prices on our gathering and processing and marketing, supply and logistics segments' operations described above. In addition, we experienced lower operations and maintenance and general and administrative expenses of approximately $13.3 million primarily due to our cost-savings initiatives implemented during 2015.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2016 (in millions). We have identified additional growth capital project opportunities for each of our reporting segments. We expect our 2016 capital expenditures to be limited to previously committed contractual projects around our existing asset footprint of approximately $50 million to $75 million in 2016. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings.

Growth capital	$45.2
Maintenance capital	4.5
Other (1)	5.9
Purchases of property, plant and equipment	55.6
Reimbursements of property, plant and equipment	(5.1)
Net	$50.5

(1) Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to our capital expenditures described in the table above, our cash flows from investing activities were also impacted by capital contributions of approximately $5.5 million and $18.1 million to our unconsolidated affiliates during the three months ended March 31, 2016 and 2015. For a further discussion of investments in our unconsolidated affiliates, see Item 1. Financial Statements, Note 4.

Financing Activities

Significant items impacting our financing activities during the three months ended March 31, 2016 and 2015, included the following:

Equity Transactions

•
Increase in distribution to partners of approximately $69.8 million during the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in the number of limited partner units outstanding primarily due to the Simplification Merger; and

•
Decrease in distributions to non-controlling partners of approximately $70.5 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the Simplification Merger.

Debt Transactions

•	$643.8 million decrease in net repayments of amounts outstanding under our credit facilities primarily due to the repayment of our CEQP credit facility in 2015; partially offset by

•	$688.3 million net proceeds from Crestwood Midstream's issuance of the 2023 Senior Notes in March 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2015 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2015 to March 31, 2016. Below is an update of our credit risk related to two of our gathering and processing customers.

We continue to closely monitor our producer customer base since a majority of our customers in our gathering and processing segment and storage and transportation segment are either not rated by the major rating agencies or had below investment grade credit ratings. As noted in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, on April 6, 2016, Quicksilver sold its U.S. oil and gas assets to BlueStone. As a result of this sale, we no longer have any credit risk related to Quicksilver and Quicksilver has paid all final amounts billed to them.

In July 2015, Sabine Oil and Gas Corporation (Sabine), the primary customer of our gathering and processing operations in the Granite Wash, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential impact of Sabine's bankruptcy on our G&P segment's operations is not material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, please refer to Part I, Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our 2015 Annual Report on Form 10-K other than those set forth below.

Upon completion of the Stagecoach JV transaction, we will not have exclusive control over, and therefore may not be able to cause or prevent certain actions by, the Stagecoach JV.
In April 2016, Crestwood Northeast and CEQP entered into a definitive agreement to form a joint venture to own and further develop the NE S&T assets. Subject to customary closing conditions and purchase price adjustments, we will contribute to Stagecoach Gas the entities owning the NE S&T assets, CEGP will contribute $975 million in cash to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas will distribute to Crestwood Northeast the net proceeds received from CEGP. The transaction is expected to be substantially completed in the second quarter of 2016, although there can be no assurance that the transaction will close or be completed in the expected timeframe or on the expected terms.
In connection with the initial closing of the Stagecoach JV transaction, the parties will amend and restate Stagecoach Gas’ limited liability company agreement (the “Company Agreement”), which will govern the rights and obligations of the Stagecoach JV members, distributions and the members’ respective capital contribution obligations. The Company Agreement will provide that each member is entitled to two directors, who will vote in accordance with their respective ownership interests. Certain actions to be taken by the Stagecoach JV will require the consent of its board of directors, including without limitation: (i) the incurrence of indebtedness; (ii) the sale, transfer, lease or disposition of assets or equity interests; (iii) approval or amendment of the annual budget; (iv) authorization of certain capital contributions; and (v) removal of the operator. Because the Stagecoach JV will have its own governing board of directors, it may be difficult or impossible for us to cause the Stagecoach JV to take actions that we believe would be in our or the joint venture's best interests. Likewise, we may be unable to prevent certain actions of the Stagecoach JV.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

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

3.10
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP's Form 8-K filed on September 30, 2015)

3.11	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

3.12
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4 filed on October 28, 2013)

4.1
Fifth Supplemental Indenture, dated as of March 4, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of December 7, 2012, relating to the 6.0% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Crestwood Midstream Partners LP's Form 8-K filed on March 7, 2016)

4.2
First Supplemental Indenture, dated as of March 4, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of November 8, 2013, relating to the 6.125% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Crestwood Midstream Partners LP's Form 8-K filed on March 7, 2016)

4.3
First Supplemental Indenture, dated as of March 4, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 23, 2015, relating to the 6.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Crestwood Midstream Partners LP's Form 8-K filed on March 7, 2016)

10.1
Guaranty, dated as of April 20, 2016, made by Crestwood Equity Partners LP in favor of Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

10.2
Amendment to Amended and Restated Credit Agreement, dated as of April 20, 2016, among Crestwood Midstream Partners LP, as borrower, certain guarantors and financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

*12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

*12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

*31.1	Certification of Chief Executive Officer of Crestwood Equity Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Crestwood Equity Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3	Certification of Chief Executive Officer of Crestwood Midstream Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer of Crestwood Midstream Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer of Crestwood Equity Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Crestwood Equity Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3	Certification of Chief Executive Officer of Crestwood Midstream Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.4	Certification of Chief Financial Officer of Crestwood Midstream Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 6, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 6, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)