Form 10-K/A
period 2015-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2016-05-24
CIK 1136352, 1304464

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

Explanatory Note

On February 29, 2016, Crestwood Equity Partners LP ("CEQP") and its subsidiary, Crestwood Midstream Partners LP ("CMLP"), filed a combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original 10-K"). This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed solely to provide revised Exhibits 23.1 and 23.2 to include the conformed signature of our auditors and provide revised Exhibits 31.3 and 31.4 to include unmodified certifications. In addition, new certifications of the Chief Executive Officer and Chief Financial Officer for each of CEQP and CMLP are filed as exhibits to this Amendment under Item 15 of the Part IV hereof.

Except as described above, this Amendment does not modify or update disclosures in the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the Original 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

Exhibit Number	Description
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

Exhibit Number	Description

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
10.48
Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective as of January 1, 2009, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated herein by reference to Exhibit 10.15 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2009 filed on March 15, 2010)

10.49
Joint Operating Agreement, dated October 1, 2010, but effective as of July 1, 2010, between Quicksilver Resources Inc., Quicksilver Gas Services LP and Quicksilver Gas Services GP LLC (incorporated herein by reference to Exhibit 10.20 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011)

10.50
Guarantee, dated as of February 24, 2012, by Crestwood Holdings LLC and Crestwood Midstream Partners LP, in favor of Antero Resources Appalachian Corporation (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on February 28, 2012)

10.51
Gas Gathering and Compression Agreement, dated as of January 1, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC (incorporated herein by reference to Exhibit 10.23 to Crestwood Midstream Partners LP’s Form 10-K filed on February 28, 2013)

10.52
Purchase and Sale Agreement, dated June 21, 2013 by and between RKI Exploration & Production, LLC, Crestwood Niobrara LLC and Crestwood Midstream Partners LP (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed June 24, 2013)

10.53
Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC, dated July 19, 2013 (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on July 22, 2013)

10.54
Class A Preferred Unit Purchase Agreement, dated as of June 17, 2014, by and among Crestwood Midstream Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP's Form 8-K filed on June 19, 2014)

10.55
Board Representation and Standstill Agreement, dated as of June 17, 2014, by and among Crestwood Midstream GP LLC, Crestwood Midstream Partners LP and the Purchasers named herein (incorporated herein by reference to Exhibit 10.2 to Crestwood Midstream Partners LP's Form 8-K filed on June 19, 2014)

10.56
Support Agreement, dated as of May 5, 2015, by and among Crestwood Equity Partners L.P., Crestwood Midstream Partners LP and CGS GP (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP's Form 8-K filed on May 6, 2015)

10.57
Support Agreement, dated as of May 5, 2015, by and among Crestwood Equity Partners L.P., Crestwood Midstream Partners LP, Crestwood Holdings LLC and Crestwood Gas Services Holdings LLC (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP's Form 8-K filed on May 6, 2015)

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

**12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

**12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

***23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

Exhibit Number	Description
***23.2	Consent of Ernst & Young LLP - Crestwood Midstream Partners LP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP for Form 10-K

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP for Form 10-K

***31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP for Form 10-K

***31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP for Form 10-K

***31.5	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP for Form 10-K/A

***31.6	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP for Form 10-K/A

***31.7	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP for Form 10-K/A

***31.8	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP for Form 10-K/A

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________

*	Management contracts or compensatory plans or arrangements
**	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By: CRESTWOOD EQUITY GP, LLC
(its general partner)

Dated:	May 24, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP

By: CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Dated:	May 24, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)