Form 10-Q
period 2016-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2016-08-04
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Crestwood Equity Partners LP	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Crestwood Midstream Partners LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 29, 2016)

Crestwood Equity Partners LP	69,054,059
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$0.9	$0.5
Accounts receivable	247.5	236.5
Inventory	43.5	44.5
Assets from price risk management activities	9.5	32.6
Assets held for sale	55.0	—
Prepaid expenses and other current assets	10.9	21.7
Total current assets	367.3	335.8
Property, plant and equipment	2,538.9	3,747.7
Less: accumulated depreciation and depletion	390.9	436.9
Property, plant and equipment, net	2,148.0	3,310.8
Intangible assets	946.8	975.8
Less: accumulated amortization	225.0	206.6
Intangible assets, net	721.8	769.2
Goodwill	249.5	1,085.5
Investment in unconsolidated affiliates (Note 4)	1,099.1	254.3
Other assets	7.7	7.2
Total assets	$4,593.4	$5,762.8
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$164.5	$144.1
Accrued expenses and other liabilities (Note 3)	101.2	105.6
Liabilities from price risk management activities	10.9	7.4
Current portion of long-term debt (Note 7)	0.9	1.1
Total current liabilities	277.5	258.2
Long-term debt, less current portion (Note 7)	1,581.6	2,501.8
Other long-term liabilities	45.1	47.5
Deferred income taxes	7.8	8.4
Commitments and contingencies (Note 10)
Partners’ capital (Note 9):
Crestwood Equity Partners LP partners’ capital (69,487,799 and 68,555,305 common and subordinated units issued and outstanding at June 30, 2016 and December 31, 2015)	1,948.1	2,227.6
Preferred units (63,559,359 and 60,718,245 units issued and outstanding at June 30, 2016 and December 31, 2015)	545.5	535.8
Total Crestwood Equity Partners LP partners’ capital	2,493.6	2,763.4
Interest of non-controlling partners in subsidiaries	187.8	183.5
Total partners’ capital	2,681.4	2,946.9
Total liabilities and partners’ capital	$4,593.4	$5,762.8
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product revenues:
Gathering and processing	$199.1	$263.3	$361.6	$524.2
Marketing, supply and logistics	257.4	196.5	463.9	473.7
	456.5	459.8	825.5	997.9
Services revenues:
Gathering and processing	69.7	82.4	145.4	170.8
Storage and transportation	53.8	68.5	113.2	136.1
Marketing, supply and logistics	21.2	29.7	52.4	66.1
Related party (Note 11)	0.7	1.1	1.4	2.1
	145.4	181.7	312.4	375.1
Total revenues	601.9	641.5	1,137.9	1,373.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	221.9	285.3	397.3	543.5
Marketing, supply and logistics	210.0	147.1	376.0	389.3
Related party (Note 11)	4.4	7.7	8.7	16.0
	436.3	440.1	782.0	948.8
Service costs:
Gathering and processing	—	0.1	0.1	0.3
Storage and transportation	1.9	5.3	4.8	10.6
Marketing, supply and logistics	11.8	14.0	26.5	29.5
	13.7	19.4	31.4	40.4
Total costs of products/services sold	450.0	459.5	813.4	989.2

Expenses:
Operations and maintenance	45.0	43.9	86.8	94.5
General and administrative	28.9	30.6	51.9	58.1
Depreciation, amortization and accretion	64.4	74.8	126.7	149.0
	138.3	149.3	265.4	301.6
Other operating expenses:
Loss on long-lived assets, net	(32.7)	(0.6)	(32.7)	(1.6)
Goodwill impairment	—	(281.0)	(109.7)	(281.0)
Operating loss	(19.1)	(248.9)	(83.3)	(200.4)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings from unconsolidated affiliates, net	6.2	5.0	12.7	8.4
Interest and debt expense, net	(34.3)	(35.4)	(70.4)	(69.0)
Gain (loss) on modification/extinguishment of debt	10.0	(17.1)	10.0	(17.1)
Other income, net	0.1	0.1	0.2	0.3
Loss before income taxes	(37.1)	(296.3)	(130.8)	(277.8)
Provision (benefit) for income taxes	—	(0.3)	—	0.1
Net loss	(37.1)	(296.0)	(130.8)	(277.9)
Net income (loss) attributable to non-controlling partners	6.0	(256.0)	11.9	(246.2)
Net loss attributable to Crestwood Equity Partners LP	(43.1)	(40.0)	(142.7)	(31.7)
Net income attributable to preferred units	8.1	—	9.7	—
Net loss attributable to partners	$(51.2)	$(40.0)	$(152.4)	$(31.7)

Subordinated unitholders' interest in net loss	$—	$(0.9)	$—	$(0.7)
Common unitholders' interest in net loss	$(51.2)	$(39.1)	$(152.4)	$(31.0)
Net loss per limited partner unit:
Basic	$(0.74)	$(2.14)	$(2.21)	$(1.69)
Diluted	$(0.74)	$(2.14)	$(2.21)	$(1.70)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,044	18,284	68,978	18,282
Dilutive units	—	439	—	439
Diluted	69,044	18,723	68,978	18,721

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(37.1)	$(296.0)	$(130.8)	$(277.9)
Change in fair value of Suburban Propane Partners, L.P. units	0.5	(0.4)	1.3	(0.4)
Comprehensive loss	(36.6)	(296.4)	(129.5)	(278.3)
Comprehensive income (loss) attributable to non-controlling interest	6.0	(256.0)	11.9	(246.2)
Comprehensive loss attributable to Crestwood Equity Partners LP	$(42.6)	$(40.4)	$(141.4)	$(32.1)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners'
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2015	60.7	$535.8	68.2	0.4	$2,227.6	$183.5	$2,946.9
Distributions to partners	2.8	—	—	—	(137.0)	(7.6)	(144.6)
Unit-based compensation charges	—	—	0.9	—	9.3	—	9.3
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.6)	—	(0.6)
Change in fair value of Suburban units	—	—	—	—	1.3	—	1.3
Other	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	—	9.7	—	—	(152.4)	11.9	(130.8)
Balance at June 30, 2016	63.5	$545.5	69.1	0.4	$1,948.1	$187.8	$2,681.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(130.8)	$(277.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	126.7	149.0
Amortization of debt-related deferred costs, discounts and premiums	3.4	4.4
Market adjustment on interest rate swaps	—	(0.5)
Unit-based compensation charges	9.3	11.7
Loss on long-lived assets, net	32.7	1.6
Goodwill impairment	109.7	281.0
(Gain) loss on modification/extinguishment of debt	(10.0)	17.1
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.8)	(2.1)
Deferred income taxes	(0.6)	(1.6)
Other	0.1	0.4
Changes in operating assets and liabilities	53.3	28.0
Net cash provided by operating activities	193.0	211.1
Investing activities
Purchases of property, plant and equipment	(76.2)	(83.5)
Investment in unconsolidated affiliates	(5.5)	(28.0)
Capital distributions from unconsolidated affiliates	5.5	1.0
Net proceeds from sale of assets	942.0	2.1
Net cash provided by (used in) investing activities	865.8	(108.4)
Financing activities
Proceeds from the issuance of long-term debt	1,078.8	2,154.6
Principal payments on long-term debt	(1,987.7)	(2,030.6)
Payments on capital leases	(0.9)	(1.2)
Payments for debt-related deferred costs	(3.3)	(11.7)
Financing fees paid for early debt redemption	—	(13.6)
Distributions to partners	(137.0)	(51.5)
Distributions paid to non-controlling partners	(7.6)	(152.4)
Taxes paid for unit-based compensation vesting	(0.6)	(3.7)
Other	(0.1)	(0.1)
Net cash used in financing activities	(1,058.4)	(110.2)
Net change in cash	0.4	(7.5)
Cash at beginning of period	0.5	8.8
Cash at end of period	$0.9	$1.3
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(11.9)	$(11.3)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$0.2	$0.1
Accounts receivable	244.3	236.5
Inventory	43.5	44.5
Assets from price risk management activities	9.5	32.6
Assets held for sale	55.0	—
Prepaid expenses and other current assets	10.3	19.9
Total current assets	362.8	333.6
Property, plant and equipment	2,869.0	4,077.7
Less: accumulated depreciation and depletion	513.1	552.0
Property, plant and equipment, net	2,355.9	3,525.7
Intangible assets	930.3	959.3
Less: accumulated amortization	214.6	197.9
Intangible assets, net	715.7	761.4
Goodwill	249.5	1,085.5
Investment in unconsolidated affiliates (Note 4)	1,099.1	254.3
Other assets	2.9	3.1
Total assets	$4,785.9	$5,963.6
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$161.8	$141.4
Accrued expenses and other liabilities (Note 3)	94.5	103.3
Liabilities from price risk management activities	10.9	7.4
Current portion of long-term debt (Note 7)	0.9	0.9
Total current liabilities	268.1	253.0
Long-term debt, less current portion (Note 7)	1,581.6	2,501.8
Other long-term liabilities	40.9	43.3
Deferred income taxes	0.7	0.4
Commitments and contingencies (Note 10)
Partners’ capital (Note 9):
Partners’ capital	2,706.8	2,981.6
Interest of non-controlling partners in subsidiary	187.8	183.5
Total partners’ capital	2,894.6	3,165.1
Total liabilities and partners’ capital	$4,785.9	$5,963.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015(1)	2016	2015(1)
Revenues:
Product revenues:
Gathering and processing	$199.1	$263.3	$361.6	$524.2
Marketing, supply and logistics	257.4	196.5	463.9	473.7
	456.5	459.8	825.5	997.9
Service revenues:
Gathering and processing	69.7	82.4	145.4	170.8
Storage and transportation	53.8	68.5	113.2	136.1
Marketing, supply and logistics	21.2	29.7	52.4	66.1
Related party (Note 11)	0.7	1.1	1.4	2.1
	145.4	181.7	312.4	375.1
Total revenues	601.9	641.5	1,137.9	1,373.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	221.9	285.3	397.3	543.5
Marketing, supply and logistics	210.0	147.1	376.0	389.3
Related party (Note 11)	4.4	7.7	8.7	16.0
	436.3	440.1	782.0	948.8
Service costs:
Gathering and processing	—	0.1	0.1	0.3
Storage and transportation	1.9	5.3	4.8	10.6
Marketing, supply and logistics	11.8	14.0	26.5	29.5
	13.7	19.4	31.4	40.4
Total costs of product/services sold	450.0	459.5	813.4	989.2

Expenses:
Operations and maintenance	41.4	43.9	83.1	94.5
General and administrative	28.0	27.3	50.2	52.9
Depreciation, amortization and accretion	67.1	69.5	132.0	138.3
	136.5	140.7	265.3	285.7
Other operating expenses:
Loss on long-lived assets, net	(32.7)	(0.7)	(32.7)	(1.5)
Goodwill impairment	—	(68.6)	(109.7)	(68.6)
Operating income (loss)	(17.3)	(28.0)	(83.2)	28.0

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015(1)	2016	2015(1)
Earnings from unconsolidated affiliates, net	6.2	5.0	12.7	8.4
Interest and debt expense, net	(34.3)	(32.6)	(70.4)	(62.5)
Gain (loss) on modification/extinguishment of debt	10.0	(17.1)	10.0	(17.1)
Loss before income taxes	(35.4)	(72.7)	(130.9)	(43.2)
Provision for income taxes	0.2	0.1	—	0.5
Net loss	(35.6)	(72.8)	(130.9)	(43.7)
Net income attributable to non-controlling partners	6.0	5.7	11.9	11.3
Net loss attributable to Crestwood Midstream Partners LP	(41.6)	(78.5)	(142.8)	(55.0)
Net income attributable to Class A preferred units	—	7.5	—	16.7
Net loss attributable to partners	$(41.6)	$(86.0)	$(142.8)	$(71.7)
(1) Retrospectively adjusted to reflect the operations of Crestwood Operations LLC as discussed in Note 2.

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2015	$2,981.6	$183.5	$3,165.1
Distributions to partners	(140.6)	(7.6)	(148.2)
Unit-based compensation charges	9.3	—	9.3
Taxes paid for unit-based compensation vesting	(0.6)	—	(0.6)
Other	(0.1)	—	(0.1)
Net income (loss)	(142.8)	11.9	(130.9)
Balance at June 30, 2016	$2,706.8	$187.8	$2,894.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2016	2015(1)
Operating activities
Net loss	$(130.9)	$(43.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	132.0	138.3
Amortization of debt-related deferred costs and premiums	3.4	3.9
Unit-based compensation charges	9.3	10.5
Goodwill impairment	109.7	68.6
Loss on long-lived assets	32.7	1.5
(Gain) loss on modification/extinguishment of debt	(10.0)	17.1
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.8)	(2.1)
Deferred income taxes	0.2	0.3
Other	0.1	0.2
Changes in operating assets and liabilities	50.3	8.9
Net cash provided by operating activities	196.0	203.5
Investing activities
Purchases of property, plant and equipment	(76.2)	(83.5)
Investment in unconsolidated affiliates	(5.5)	(27.8)
Capital distributions from unconsolidated affiliates	5.5	1.0
Net proceeds from sale of assets	942.0	2.1
Net cash provided by (used in) investing activities	865.8	(108.2)
Financing activities
Proceeds from the issuance of long-term debt	1,078.8	1,865.1
Principal payments on long-term debt	(1,987.5)	(1,713.2)
Payments on capital leases	(0.9)	(1.2)
Payments for debt-related deferred costs	(3.3)	(11.7)
Financing fees paid for early debt redemption	—	(13.6)
Distributions to partners	(148.2)	(225.2)
Taxes paid for unit-based compensation vesting	(0.6)	(2.1)
Other	—	(0.2)
Net cash used in financing activities	(1,061.7)	(102.1)
Net change in cash	0.1	(6.8)
Cash at beginning of period	0.1	7.6
Cash at end of period	$0.2	$0.8
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(11.9)	$(11.3)
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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016. The financial information as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, is unaudited. The consolidated balance sheets as of December 31, 2015, were derived from the audited balance sheets filed in our 2015 Annual Report on Form 10-K.

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

Beginning in the third quarter of 2015, we changed our income statement to classify the revenues associated with the products to which we take title as product revenues in our consolidated statement of operations. As such, we reclassified our historical consolidated statements of operations for the three and six months ended June 30, 2015 to reflect this change. We classify all other revenues as service revenues in our consolidated statement of operations.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2015 Annual Report on Form 10-K. Below is an update of certain of our accounting policies.

Principles of Consolidation

We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that give us the ability to direct the activities that are significant to that entity. The determination to consolidate or apply the equity method of accounting to an entity can also require us to evaluate whether the entity is considered a variable interest entity. This evaluation, along with the determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control or direct the policies, decisions or activities of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

In April 2016, our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), entered into a definitive agreement to form a joint venture, Stagecoach Gas Services LLC (Stagecoach Gas), to own and further develop our existing natural gas pipeline and storage business located in southern New York and northern Pennsylvania (the NE S&T assets) and our 37.5 mile intrastate natural gas pipeline located in New York which is owned by Crestwood Pipeline East LLC (Pipeline East). On June 3, 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to Crestwood Northeast the net cash proceeds received from CEGP. Our NE S&T assets were previously included in our storage and transportation segment.

Effective June 3, 2016, we deconsolidated the NE S&T assets as a result of the contribution of these assets to Stagecoach Gas as described above and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting and recorded our Pipeline East assets as assets held for sale as of June 30, 2016. See Notes 3 and 4 for a further discussion of our investment in Stagecoach Gas and our assets held for sale. The deconsolidation of our NE S&T assets resulted in a decrease of $1,094.6 million in property, plant and equipment, net, $8.5 million of intangible assets, net and $10.9 million of other assets and liabilities, net as of June 30, 2016. For a discussion of decreases in goodwill associated with the joint venture transactions, see "Goodwill" below.

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

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. During 2015, Crestwood Equity recorded a $354.4 million impairment of its property, plant and equipment related to its gathering and processing assets in the Barnett Shale. Crestwood Midstream did not record an impairment of its property, plant and equipment related to its gathering and processing assets in the Barnett Shale as the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the property, plant and equipment by over 30%. As a result, Crestwood Midstream's property, plant and equipment exceeds Crestwood Equity's property, plant and equipment related to its gathering and processing assets in the Barnett Shale as of June 30, 2016 and December 31, 2015.

Assets Held for Sale

We classify assets (or groups of assets) to be disposed of as held for sale when specific criteria have been met. Assets classified as held for sale are recorded at the lower of the carrying value or the estimated fair value less cost to sell of those assets . We cease depreciation and amortization of the assets in the period they are considered held for sale.

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

Commodity prices have continued to decline since 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our common units during the first quarter of 2016, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired as of March 31, 2016. As a result of further analysis of the fair value of our reporting units, we recorded goodwill impairments on several of our reporting units during the first quarter of 2016. We did not record any goodwill impairments during the three months ended June 30, 2016.

The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill at	Goodwill Impairments during the Six Months Ended	Deconsolidation of NE S&T Assets at	Goodwill at
	December 31, 2015	June 30, 2016	June 30, 2016	June 30, 2016
Gathering and Processing
Marcellus	$8.6	$8.6	$—	$—
Arrow	45.9	—	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	726.3	—
COLT	44.9	13.7	—	31.2
Marketing, Supply and Logistics			—
Supply and Logistics	167.2	65.5	—	101.7
Storage and Terminals	50.5	14.1	—	36.4
US Salt	12.6	—	—	12.6
Trucking	29.5	7.8	—	21.7
Total	$1,085.5	$109.7	$726.3	$249.5

The goodwill impairments recorded during the first quarter of 2016 primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units for certain of those reporting units considering the significant, sustained decrease in the market price of our common units and the continued decrease in commodity prices and its impact on the midstream industry and our customers. Our COLT, Supply and Logistics, Storage and Terminals and Trucking reporting units also experienced impairments during 2015 based on the impact that the prolonged low commodity price environment is expected to have on the demand for future services provided by these operations. Despite increases in the operating results of these reporting units from 2013 to 2015, in light of our modified expectations, we revised our cash flow forecasts for these operations at December 31, 2015 in light of our current view that these operations will not grow as fast or as significantly in the future as originally forecasted in 2013 when the assets were acquired.

The remaining goodwill related to these reporting units represented the fair value of the goodwill, which is a Level 3 fair value measurement. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions as of March 31, 2016 and December 31, 2015, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of March 31, 2016.

During the three months ended June 30, 2015, Crestwood Midstream recorded goodwill impairments of $8.3 million, $28.4 million and $31.9 million related to its Fayetteville, West Coast and Watkins Glen reporting units, respectively. The impairment of the Fayetteville and West Coast goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting units from 9% to 10%, considering the decrease in commodity prices and its impact on the midstream industry and Crestwood Midstream's customers in those areas. The impairment of the Watkins Glen goodwill primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting unit from 10.5% to 13.3% and delays and uncertainties in the permitting of the proposed storage facility.

In addition to the above goodwill impairments recorded during the three months ended June 30, 2015, Crestwood Equity recorded a goodwill impairment of its Barnett reporting unit of approximately $212.4 million. The impairment primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting unit from 9% to 11%, considering the recent actions of its primary customer in the Barnett Shale, Quicksilver, related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015.

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of six years. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of

Interest (Subtopic 835-30), which requires us to classify our net deferred financing costs of $37.6 million and $40.9 million as a reduction of long-term debt on our consolidated balance sheets at June 30, 2016 and December 31, 2015. Such costs were previously reflected as intangible assets on our consolidated balance sheets.

New Accounting Pronouncements Issued But Not Yet Adopted

As of June 30, 2016, the following accounting standards had not yet been adopted by us:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We expect to adopt the provisions of this standard effective January 1, 2018 and are currently evaluating the method by which we will adopt the standard and the impact that this standard will have on our consolidated financial statements.

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

Note 3 – Certain Balance Sheet Information

Assets Held for Sale

In conjunction with the contribution agreement related to Stagecoach Gas, we agreed to contribute our wholly-owned subsidiary, Pipeline East, to Stagecoach Gas, CEGP has agreed to contribute approximately $30 million to Stagecoach Gas, and Stagecoach Gas will distribute to us the net cash proceeds received from CEGP. We classified the property, plant and equipment and goodwill to be contributed to Stagecoach Gas as assets held for sale on our consolidated balance sheet at their fair value at June 30, 2016. The fair value is based on the consideration to be received from the contribution of Pipeline East to Stagecoach Gas and the forecasted discounted cash flows to be received from our investment in Stagecoach Gas, which is a Level 3 fair value measurement. The sale is contingent upon New York State regulatory approval and satisfaction of certain other closing conditions, which we believe is probable at June 30, 2016.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2016 and December 31, 2015 (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Accrued expenses	$35.5	$46.4	$33.8	$44.1
Accrued property taxes	12.3	4.8	7.3	4.8
Accrued product purchases payable	2.8	1.5	2.8	1.5
Tax payable	0.6	0.5	0.6	0.5
Interest payable	23.2	26.2	23.2	26.2
Accrued additions to property, plant and equipment	2.9	10.4	2.9	10.4
Capital leases	1.3	1.6	1.3	1.6
Deferred revenue	22.6	14.2	22.6	14.2
Total accrued expenses and other liabilities	$101.2	$105.6	$94.5	$103.3

Note 4 - Investments in Unconsolidated Affiliates

Stagecoach Gas Services LLC. In April 2016, Crestwood Northeast and CEGP entered into a definitive agreement to form the Stagecoach JV to own and further develop our NE S&T assets. Pursuant to the contribution agreement, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to Crestwood Northeast the cash proceeds received (net of approximately $3 million of cash transferred to the joint venture) from CEGP. Effective June 3, 2016, we deconsolidated the NE S&T assets as a result of this transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting, and we reflected our investment at $844 million, which represented the fair value of our proportionate share of the assets at June 3, 2016 and is based on the forecasted discounted cash flows of the investment (which is a Level 3 fair value measurement). We recognized a loss on the deconsolidation of the NE S&T assets of approximately $32.9 million. See our 2015 Annual Report on Form 10-K for a description of our NE S&T assets.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	June 30,		June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016	2015	2016	2015	2016	2015
Stagecoach Gas Services LLC(1)	50.00%		$846.3	$—	$2.3	$—	$2.3	$—
Jackalope Gas Gathering Services, L.L.C.(2)	50.00%	(3)	201.3	202.4	5.9	1.1	11.0	3.6
Tres Palacios Holdings LLC(4)	50.01%		36.7	36.8	(2.3)	0.6	(1.5)	1.5
Powder River Basin Industrial Complex, LLC(5)	50.01%		14.8	15.1	0.3	3.3	0.9	3.3
Total			$1,099.1	$254.3	$6.2	$5.0	$12.7	$8.4

(1)
As of June 30, 2016, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $50.8 million. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of June 30, 2016, our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) exceeded our investment balance by approximately $0.8 million. We amortize this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of less than $0.1 million for both the three and six months ended June 30, 2016 and $0.7 million and $1.5 million for the three and six months ended June 30, 2015. Our Jackalope investment is included in our gathering and processing segment.

(3)	Excludes non-controlling interests related to our investment in Jackalope. See Note 9 for a further discussion of our non-controlling interest related to our investment in Jackalope.

(4)
As of June 30, 2016, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $28.5 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. We recorded amortization of $0.3 million for the three months ended June 30, 2016 and 2015, and $0.6 million for the six months ended June 30, 2016 and 2015. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of June 30, 2016, our equity in the underlying net assets of PRBIC exceeded our investment balance by approximately $22.6 million. We amortize a portion of this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Approximately $10.6 million of this excess amount relates to goodwill and, as such, is not subject to amortization. We recorded amortization of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we recorded additional equity earnings of approximately $3.2 million related to a gain associated with the adjustment of our member's capital account by our equity investee. Our PRBIC investment is included in our storage and transportation segment.

Distributions and Contributions

Stagecoach Gas. Stagecoach Gas is required, within 30 days following the end of each quarter, to distribute 65% and 35% of its available cash (as defined in its limited liability company agreement) to CEQP and us, respectively. Because our ownership and distribution percentages differ, we determine the equity earnings from Stagecoach Gas using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Stagecoach Gas were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In July 2016, we received a cash distribution of approximately $3.7 million from Stagecoach Gas.

Jackalope. Jackalope is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2016 and 2015, we received cash distributions of approximately $12.1 million and $4.5 million from Jackalope. During the six months ended June 30, 2015, we contributed approximately $17.9 million to Jackalope.

Tres Holdings. Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. During the six months ended June 30, 2016 and 2015, we received cash distributions of approximately $4.1 million and $2.1 million from Tres Holdings. In July 2016, we received a cash distribution of approximately $2.1 million from Tres

Holdings. During the six months ended June 30, 2016 and 2015, we contributed approximately $5.5 million and $5.7 million to Tres Holdings.

PRBIC. PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2016 and 2015, we received cash distributions of approximately $1.2 million and $0.7 million from PRBIC. In July 2016, we received a cash distribution of approximately $0.4 million from PRBIC. During the six months ended June 30, 2015, we contributed approximately $4.2 million to PRBIC.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and six months ended June 30, 2016, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $1.3 million and $2.0 million. During the three and six months ended June 30, 2015, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $2.9 million and $5.3 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016		December 31, 2015
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	12.4	13.8	9.1	10.9

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 34 months or less; however, 82% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our assets from price risk management activities as of June 30, 2016 and December 31, 2015 were energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2016 and December 31, 2015 was $5.5 million and $3.3 million. At June 30, 2016 and December 31, 2015, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at June 30, 2016 and December 31, 2015, we had a New York Mercantile Exchange (NYMEX) related net derivative liability position of $9.3 million and $20.8 million, for which we posted $6.1 million and $26.7 million of cash collateral in the normal course of business. At June 30, 2016 and December 31, 2015, we also received collateral of $5.0 million and $16.8 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of June 30, 2016 and December 31, 2015, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amount outstanding under our CMLP credit facility approximates its carrying amount as of June 30, 2016 and December 31, 2015, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our CMLP senior notes (in millions):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Crestwood Midstream 2020 Senior Notes	$340.8	$319.9	$503.3	$382.3
Crestwood Midstream 2022 Senior Notes	$436.4	$400.8	$600.0	$437.4
Crestwood Midstream 2023 Senior Notes	$700.0	$645.8	$700.0	$491.8

Financial Assets and Liabilities

As of June 30, 2016 and December 31, 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.2	$44.0	$—	$44.2	$(28.9)	$(5.8)	$9.5
Suburban Propane Partners, L.P. units(2)	4.7	—	—	4.7	—	—	4.7
Total assets at fair value	$4.9	$44.0	$—	$48.9	$(28.9)	$(5.8)	$14.2

Liabilities
Liabilities from price risk management	$0.2	$37.5	$—	$37.7	$(28.9)	$2.1	$10.9
Total liabilities at fair value	$0.2	$37.5	$—	$37.7	$(28.9)	$2.1	$10.9

	December 31, 2015
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.5	$57.8	$—	$58.3	$(13.7)	$(12.0)	$32.6
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$3.9	$57.8	$—	$61.7	$(13.7)	$(12.0)	$36.0

Liabilities
Liabilities from price risk management	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4
Total liabilities at fair value	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Credit Facility	$139.0	$735.0
2020 Senior Notes	338.8	500.0
Fair value adjustment of 2020 Senior Notes	2.0	3.3
2022 Senior Notes	436.4	600.0
2023 Senior Notes	700.0	700.0
Other	3.9	5.3
Less: deferred financing costs, net	37.6	40.9
Total Crestwood Midstream debt	1,582.5	2,502.7
Other	—	0.2
Total Crestwood Equity debt	1,582.5	2,502.9
Less: current portion	0.9	1.1
Total long-term debt, less current portion	$1,581.6	$2,501.8

Crestwood Midstream Credit Facility

In conjunction with the contribution agreement with CEGP, Crestwood Midstream amended its credit facility during the second quarter of 2016 to, among other things, (i) facilitate the closing of the joint venture and make investments in the joint venture thereafter, and (ii) implement our liability management plan with the net cash proceeds received from Stagecoach Gas, including the repurchase of Crestwood Midstream's senior notes with the borrowings under its credit facility.

At June 30, 2016, Crestwood Midstream had $613.9 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2016 and December 31, 2015, Crestwood Midstream's outstanding standby letters of credit were $62.1 million and $62.2 million. Borrowings under the CMLP credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 3.21% and 5.25% at June 30, 2016 and 2.70% and 5.00% at December 31, 2015. The weighted-average interest rate as of June 30, 2016 and December 31, 2015 was 3.30% and 2.70%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2016, the net debt to consolidated EBITDA was approximately 3.99 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 3.82 to 1.0, and the senior secured leverage ratio was 0.34 to 1.0.

Crestwood Midstream Senior Notes

In June 2016, Crestwood Midstream paid approximately $312.9 million to purchase and cancel approximately $161.2 million and $163.6 million of the principal amounts outstanding under its 2020 Senior Notes and 2022 Senior Notes, respectively, utilizing a portion of the proceeds received from Stagecoach Gas, as further discussed in Note 2.  Crestwood Midstream recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of these notes. Crestwood Midstream also paid $4.5 million and $2.6 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In March 2016, Crestwood Midstream filed a registration statement with the SEC under which it plans to offer to exchange $700.0 million of its 6.25% 2023 Senior Notes for any and all outstanding notes. The exchange offer was declared effective by the SEC on June 15, 2016 and closed on July 13, 2016. The terms of the exchange notes are substantially identical to the terms of the 2023 Senior Notes, except that the exchange notes are freely tradable. Crestwood Midstream issued the 2023 Senior Notes in March 2015. The net proceeds from the original offering of approximately $688.3 million were used to pay down borrowings under Crestwood Midstream's credit facility and for general partnership purposes.

At June 30, 2016, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three and six months ended June 30, 2016, we excluded a weighted-average of 6,355,936 and 6,284,885 common units (representing preferred units), a weighted-average of 438,789 common units in both periods (representing subordinated units), and a weighted-average of 8,438,849 common units in both periods (representing Crestwood Niobrara's preferred units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units. There were no units excluded from our dilutive earnings per unit as we did not have any anti-dilutive units for the three and six months ended June 30, 2015 .

Note 9 – Partners’ Capital

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the six months ended June 30, 2016 and 2015 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	0.60	41.4
			$137.0
2015
February 6, 2015	February 13, 2015	$1.375	$25.8
May 8, 2015	May 15, 2015	1.375	25.7
			$51.5

On July 21, 2016, we declared a distribution of $0.60 per limited partner unit to be paid on August 12, 2016, to unitholders of record on August 5, 2016 with respect to the second quarter of 2016.

Preferred Unit Holders. In conjunction with the closing of the Simplification Merger, the CMLP Class A Preferred Units were exchanged for new preferred units of the Company (the Preferred Units) with substantially similar terms and conditions to those of the CMLP Preferred Units. We are required to make quarterly distributions to our preferred unitholders. During the six months ended June 30, 2016, we issued 2,841,114 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $25.9 million. On July 21, 2016, the board of directors of our general partner authorized the issuance of 1,470,029 Preferred Units to our preferred unit holders for the quarter ended June 30, 2016 in lieu of paying a cash distribution of $13.4 million.

On June 9, 2016, Crestwood Equity filed a shelf registration statement with the SEC under which holders of the Preferred Units may sell the common units into which the Preferred Units are convertible. The registration statement became effective on June 15, 2016. Crestwood Equity registered 7,290,552 common units under the registration statement.

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

During the six months ended June 30, 2016 and 2015, Crestwood Midstream paid cash distributions of $140.6 million and $51.9 million to Crestwood Equity. During the six months ended June 30, 2015, Crestwood Midstream paid a cash distribution to its general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $20.9 million.

Limited Partners. The following table presents quarterly cash distributions paid to Crestwood Midstream's limited partners (excluding distributions paid to its general partner on its common units held) during the six months ended June 30, 2015.

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
February 6, 2015	February 13, 2015	$0.41	$74.3
May 8, 2015	May 15, 2015	0.41	74.3
			$148.6

Non-Controlling Partners

Crestwood Midstream Class A Preferred Units

As discussed above, in conjunction with the closing of the Simplification Merger, the CMLP Class A Preferred Units were exchanged for new preferred units of Crestwood Equity. Prior to the Simplification Merger, Crestwood Equity classified the CMLP Class A Preferred Units as a component of Interest of Non-Controlling Partners on its consolidated balance sheet.

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

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Crestwood Niobrara preferred interests	$6.0	$5.7	$11.9	$11.3
CMLP net income attributable to non-controlling partners	6.0	5.7	11.9	11.3
Crestwood Midstream limited partner interests	—	(269.2)	—	(274.2)
Crestwood Midstream Class A preferred units	—	7.5	—	16.7
CEQP net income (loss) attributable to non-controlling partners	$6.0	$(256.0)	$11.9	$(246.2)

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. As discussed above, Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner and distributions on the limited partner units that were owned by Crestwood Equity) of $148.6 million during the six months ended June 30, 2015.

Crestwood Midstream Class A Preferred Unit Holders. During the six months ended June 30, 2015, Crestwood Midstream issued 838,228 Class A Preferred Units to its preferred unit holders in lieu of paying cash distributions of $21.0 million.

Crestwood Niobrara Preferred Unit Holders. During the six months ended June 30, 2016 and 2015, Crestwood Niobrara paid cash distributions of $7.6 million and $3.8 million to GE. In July 2016, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended June 30, 2016.

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs alleged, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014. In June 2015, the Superior Court determined that the Class Action Suit proceeding should be allowed to proceed against certain respondents that have not contributed to the global settlement described below. Because Arrow is a contributing party to the global settlement, the Class Action Suit against Arrow was stayed pending finalization of the global settlement plan in the United States and Canadian bankruptcy proceedings described below.

One of the defendants in the lawsuit, Montreal Main & Atlantic Railway (MM&A), filed bankruptcy actions in the U.S. Bankruptcy Court for the District of Maine and in the Canadian Bankruptcy Court. The bankruptcy trustees in the proceedings approached the respondents in the Class Action Suit (including Arrow) to contribute monetary damages to a global settlement for all claims, including any potential environmental damages, related to the Lac Megantic derailment. Crestwood Midstream agreed to contribute to the global settlement in exchange for a release from all claims related to the derailment, including the Class Action Suit. The Canadian and United States bankruptcy courts approved the bankruptcy plan (including the global settlement which was funded in December 2015). Crestwood Midstream's contribution to the global settlement, in addition to associated legal fees, is fully covered by insurance, and since the global settlement is finalized, Arrow should not be exposed to additional damages relating to the derailment.

Additional lawsuits related to the derailment were filed in United States courts but were stayed as a result of the automatic stay arising from MM&A's United States bankruptcy proceeding. Arrow was named as a defendant in 39 lawsuits pending in three different courts; however, these lawsuits were dismissed with prejudice upon disbursement of funds to the victims. The settlement of the bankruptcy proceedings and the dismissals of the Class Action Suit and United States lawsuits did not have a material impact on our consolidated results of operations after considering insurance.

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

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which had been scheduled for September 23, 2015. On September 22, 2015, however, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. A hearing is scheduled for October 7, 2016 regarding the plaintiff's motion to approve the settlement. The anticipated settlement of the MOU has not and will not have a material impact to our consolidated financial statements.

Property Taxes. Tres Palacios filed a lawsuit in Matagorda County for tax years 2011, 2012 and 2013 alleging that the Matagorda County Appraisal District (MCAD) assessed taxable value above the fair market value and on an unequal and non-uniform basis compared to other properties. In conjunction with its sale of Tres Palacios to Tres Holdings, Crestwood Equity retained liability for certain tax matters, including this litigation. In January 2015, Crestwood Equity received a refund related to the 2011 tax year at the conclusion of the litigation related to that tax year. For the 2012 and 2013 tax years, the MCAD asserted a taxable value that would result in property taxes of approximately $7 million for each of those years, while Tres Palacios asserted a taxable value that would result in property taxes of less than $2 million in each year. Tres Palacios paid approximately $8.6 million to Matagorda County in total for those two tax years. A bench trial was held in October 2015 related to the 2012 and 2013 tax years. In June 2016, the court issued a final judgment on the 2012 and 2013 property tax years which resulted in Crestwood Equity recording additional net property taxes (including interest and penalties) of approximately $3.5 million during the three months ended June 30, 2016. Crestwood Equity has filed a motion for a new trial.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2016 and December 31, 2015, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

During 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service. In May 2015, we experienced a release of approximately 5,200 barrels of produced water on our Arrow water gathering system, immediately notified numerous regulatory authorities and other third parties, and thereafter contained and cleaned up the releases.  We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2016.

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

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At June 30, 2016 and December 31, 2015, our accrual of approximately $2.6 million and $1.7 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $2.6 million to $4.9 million at June 30, 2016.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At June 30, 2016 and December 31, 2015, CEQP's self-insurance reserves were $17.8 million and $17.2 million. We estimate that $11.3 million of this balance will be paid subsequent to June 30, 2017. As such, CEQP has classified $11.3 million in other long-term liabilities on its consolidated balance sheet at June 30, 2016. At June 30, 2016 and December 31, 2015, CMLP's self insurance reserves were $12.4 million and $11.4 million. CMLP estimates that $7.1 million of this balance will be paid subsequent to June 30, 2017. As such, CMLP has classified $7.1 million in other long-term liabilities on its consolidated balance sheet at June 30, 2016.

Note 11 – Related Party Transactions

CEQP and CMLP enter into transactions with their affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

In May 2016, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations), our wholly-owned subsidiary and Stagecoach Gas entered into a management agreement under which Crestwood Midstream Operations will provide the management and operating services required by Stagecoach Gas' facilities. The initial term of the agreement will expire in May 2021, and is automatically extended for three-year periods unless otherwise terminated pursuant to the terms of the agreement. During the three and six months ended June 30, 2016, we charged Stagecoach Gas $0.3 million under this agreement, which is reflected as operations and maintenance expenses charged by CEQP and CMLP in the table below.

The following table shows revenues, costs of product/services sold, general and administrative expenses and reimbursements of expenses from our affiliates for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gathering and processing revenues at CEQP and CMLP	$0.7	$1.1	$1.4	$2.1
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$4.4	$7.7	$8.7	$16.0
Operations and maintenance expenses charged by CEQP and CMLP	$1.0	$0.7	$1.7	$1.6
General and administrative expenses charged by CEQP to CMLP, net(2)	$3.2	$14.4	$6.9	$31.8
General and administrative expenses charged by (from) CEQP to Crestwood Holdings, net(3)	$(0.2)	$0.1	$(0.1)	$0.2

(1)	Represents natural gas purchases from Sabine Oil and Gas Corporation.

(2)
Includes $3.9 million and $8.4 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2016 and $2.2 million and $4.4 million for the three and six months ended June 30, 2015. In addition, prior to the completion of the Simplification Merger, CEQP allocated general and administrative costs to CMLP. In conjunction with the Simplification Merger, CMLP shares common management, general and administrative and overhead costs with CEQP. During the three and six months ended June 30, 2016, CMLP allocated $0.7 million and $1.5 million of general and administrative costs to CEQP.

(3)	Includes $0.9 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and six months ended 2016.

The following table shows accounts receivable and accounts payable from our affiliates as of June 30, 2016 and December 31, 2015 (in millions):

	CEQP		CMLP
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Accounts receivable	$2.1	$1.7	$2.1	$1.7
Accounts payable	$6.3	$4.0	$3.8	$1.5

Note 12 – Segments

Financial Information

As discussed in Note 1, on September 30, 2015, the Company contributed 100% of its interest in Crestwood Operations to Crestwood Midstream and as a result, we modified our segments and our financial statements to reflect three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations (formerly NGL and crude services operations). Consequently, the results of our Arrow operations are now reflected in our gathering and processing operations for all periods presented and our COLT and PRBIC operations are now reflected in our storage and transportation operations for all periods presented. These respective operations were previously included in our NGL and crude services operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. For a further description of our operating and reporting segments, see Note 1. We assess the performance of our operating segments based on EBITDA, a non-GAAP financial measure, which is defined as income before income taxes, plus debt-related costs (net interest and debt expense and gain or loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense.

Below is a reconciliation of CEQP's net loss to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(37.1)	$(296.0)	$(130.8)	$(277.9)
Add:
Interest and debt expense, net	34.3	35.4	70.4	69.0
(Gain) loss on modification/extinguishment of debt	(10.0)	17.1	(10.0)	17.1
Provision (benefit) for income taxes	—	(0.3)	—	0.1
Depreciation, amortization and accretion	64.4	74.8	126.7	149.0
EBITDA	$51.6	$(169.0)	$56.3	$(42.7)

The following tables summarize CEQP's reportable segment data for the three and six months ended June 30, 2016 and 2015 (in millions). Included in earnings from unconsolidated affiliates below was approximately $4.4 million and $0.7 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended June 30, 2016 and 2015 and $7.0 million and $3.8 million for the six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$269.5	$53.8	$278.6	$—	$601.9
Intersegment revenues	30.6	1.1	(31.7)	—	—
Costs of product/services sold	226.3	1.9	221.8	—	450.0
Operations and maintenance expense	20.9	8.5	15.6	—	45.0
General and administrative expense	—	—	—	28.9	28.9
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	5.9	0.3	—	—	6.2
Other income, net	—	—	—	0.1	0.1
EBITDA	$58.8	$12.1	$9.5	$(28.8)	$51.6
Goodwill	$45.9	$31.2	$172.4	$—	$249.5
Total assets	$2,394.1	$1,191.2	$974.8	$33.3	$4,593.4
Purchases of property, plant and equipment	$4.2	$11.6	$4.7	$0.1	$20.6

	Three Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$346.8	$68.5	$226.2	$—	$641.5
Intersegment revenues	33.8	—	(33.8)	—	—
Costs of product/services sold	293.1	5.3	161.1	—	459.5
Operations and maintenance expense	22.3	5.9	15.7	—	43.9
General and administrative expense	—	—	—	30.6	30.6
Loss on long-lived assets	(0.6)	—	—	—	(0.6)
Goodwill impairment	(220.7)	—	(60.3)	—	(281.0)
Earnings from unconsolidated affiliates, net	1.1	3.9	—	—	5.0
Other income, net	—	—	—	0.1	0.1
EBITDA	$(155.0)	$61.2	$(44.7)	$(30.5)	$(169.0)
Purchases of property, plant and equipment	$28.4	$3.9	$3.6	$0.2	$36.1

	Six Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$508.4	$113.2	$516.3	$—	$1,137.9
Intersegment revenues	51.1	1.5	(52.6)	—	—
Costs of product/services sold	406.1	4.8	402.5	—	813.4
Operations and maintenance expense	38.7	15.7	32.4	—	86.8
General and administrative expense	—	—	—	51.9	51.9
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	11.0	1.7	—	—	12.7
Other income, net	—	—	—	0.2	0.2
EBITDA	$117.1	$49.5	$(58.6)	$(51.7)	$56.3
Goodwill	$45.9	$31.2	$172.4	$—	$249.5
Total assets	$2,394.1	$1,191.2	$974.8	$33.3	$4,593.4
Purchases of property, plant and equipment	$48.5	$14.9	$11.8	$1.0	$76.2

	Six Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$697.1	$136.1	$539.8	$—	$1,373.0
Intersegment revenues	43.9	—	(43.9)	—	—
Costs of product/services sold	559.8	10.6	418.8	—	989.2
Operations and maintenance expense	46.4	12.3	35.8	—	94.5
General and administrative expense	—	—	—	58.1	58.1
Goodwill impairment	(220.7)	—	(60.3)	—	(281.0)
Loss on long-lived assets	(0.9)	(0.7)	—	—	(1.6)
Earnings from unconsolidated affiliates, net	3.6	4.8	—	—	8.4
Other income, net	—	—	—	0.3	0.3
EBITDA	$(83.2)	$117.3	$(19.0)	$(57.8)	$(42.7)
Purchases of property, plant and equipment	$64.6	$8.0	$10.5	$0.4	$83.5

Below is a reconciliation of CMLP's net loss to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(35.6)	$(72.8)	$(130.9)	$(43.7)
Add:
Interest and debt expense, net	34.3	32.6	70.4	62.5
(Gain) loss on modification/extinguishment of debt	(10.0)	17.1	(10.0)	17.1
Provision for income taxes	0.2	0.1	—	0.5
Depreciation, amortization and accretion	67.1	69.5	132.0	138.3
EBITDA	$56.0	$46.5	$61.5	$174.7

The following tables summarize CMLP's reportable segment data for the three and six months ended June 30, 2016 and 2015 (in millions). Included in earnings from unconsolidated affiliates below was approximately $4.4 million and $0.7 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended June 30, 2016 and 2015 and $7.0 million and $3.8 million for the six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$269.5	$53.8	$278.6	$—	$601.9
Intersegment revenues	30.6	1.1	(31.7)	—	—
Costs of product/services sold	226.3	1.9	221.8	—	450.0
Operations and maintenance expense	20.9	4.9	15.6	—	41.4
General and administrative expense	—	—	—	28.0	28.0
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	5.9	0.3	—	—	6.2
EBITDA	$58.8	$15.7	$9.5	$(28.0)	$56.0
Goodwill	$45.9	$31.2	$172.4	$—	$249.5
Total assets	$2,603.3	$1,188.9	$974.8	$18.9	$4,785.9
Purchases of property, plant and equipment	$4.2	$11.6	$4.7	$0.1	$20.6

	Three Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$346.8	$68.5	$226.2	$—	$641.5
Intersegment revenues	33.8	—	(33.8)	—	—
Costs of product/services sold	293.1	5.3	161.1	—	459.5
Operations and maintenance expense	22.3	5.9	15.7	—	43.9
General and administrative expense	—	—	—	27.3	27.3
Goodwill impairment	(8.3)	—	(60.3)	—	(68.6)
Loss on long-lived assets	(0.6)	(0.1)	—	—	(0.7)
Earnings from unconsolidated affiliates, net	1.1	3.9	—	—	5.0
EBITDA	$57.4	$61.1	$(44.7)	$(27.3)	$46.5
Purchases of property, plant and equipment	$28.4	$3.9	$3.6	$0.2	$36.1

	Six Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$508.4	$113.2	$516.3	$—	$1,137.9
Intersegment revenues	51.1	1.5	(52.6)	—	—
Costs of product/services sold	406.1	4.8	402.5	—	813.4
Operations and maintenance expense	38.7	12.0	32.4	—	83.1
General and administrative expense	—	—	—	50.2	50.2
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	11.0	1.7	—	—	12.7
EBITDA	$117.1	$53.2	$(58.6)	$(50.2)	$61.5
Goodwill	$45.9	$31.2	$172.4	$—	$249.5
Total assets	$2,603.3	$1,188.9	$974.8	$18.9	$4,785.9
Purchases of property, plant and equipment	$48.5	$14.9	$11.8	$1.0	$76.2

	Six Months Ended June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$697.1	$136.1	$539.8	$—	$1,373.0
Intersegment revenues	43.9	—	(43.9)	—	—
Costs of product/services sold	559.8	10.6	418.8	—	989.2
Operations and maintenance expense	46.4	12.3	35.8	—	94.5
General and administrative expense	—	—	—	52.9	52.9
Goodwill impairment	(8.3)	—	(60.3)	—	(68.6)
Loss on long-lived assets	(0.9)	(0.6)	—	—	(1.5)
Earnings from unconsolidated affiliates, net	3.6	4.8	—	—	8.4
EBITDA	$129.2	$117.4	$(19.0)	$(52.9)	$174.7
Purchases of property, plant and equipment	$64.6	$8.0	$10.5	$0.4	$83.5

Note 13 – Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream's senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Delaware Basin LLC, Crestwood Niobrara, Crestwood Northeast, PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of its senior notes, is Crestwood Midstream's 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.2	$—	$—	$—	$0.2
Accounts receivable	—	242.4	1.9	—	244.3
Inventory	—	43.5	—	—	43.5
Assets held for sale	—	55.0	—	—	55.0
Other current assets	—	19.8	—	—	19.8
Total current assets	0.2	360.7	1.9	—	362.8

Property, plant and equipment, net	—	2,355.9	—	—	2,355.9
Goodwill and intangible assets, net	—	965.2	—	—	965.2
Investment in consolidated affiliates	4,310.1	—	—	(4,310.1)	—
Investment in unconsolidated affiliates	—	—	1,099.1	—	1,099.1
Other assets	—	2.9	—	—	2.9
Total assets	$4,310.3	$3,684.7	$1,101.0	$(4,310.1)	$4,785.9

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$161.8	$—	$—	$161.8
Other current liabilities	23.4	82.9	—	—	106.3
Total current liabilities	23.4	244.7	—	—	268.1

Long-term liabilities:
Long-term debt, less current portion	1,580.1	1.5	—	—	1,581.6
Other long-term liabilities	—	40.9	—	—	40.9
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,706.8	3,396.9	913.2	(4,310.1)	2,706.8
Interest of non-controlling partners in subsidiaries	—	—	187.8	—	187.8
Total partners' capital	2,706.8	3,396.9	1,101.0	(4,310.1)	2,894.6
Total liabilities and partners' capital	$4,310.3	$3,684.7	$1,101.0	$(4,310.1)	$4,785.9

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$601.9	$—	$—	$601.9
Costs of product/services sold	—	450.0	—	—	450.0
Expenses:
Operations and maintenance	—	41.4	—	—	41.4
General and administrative	23.2	4.8	—	—	28.0
Depreciation, amortization and accretion	—	67.1	—	—	67.1
	23.2	113.3	—	—	136.5
Other operating expense:
Loss on long-lived assets, net	—	(32.7)	—	—	(32.7)
Goodwill impairment	—	—	—	—	—
Operating income (loss)	(23.2)	5.9	—	—	(17.3)
Earnings from unconsolidated affiliates, net	—	—	6.2	—	6.2
Interest and debt expense, net	(34.3)	—	—	—	(34.3)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiary	11.9	—	—	(11.9)	—
Income (loss) before income taxes	(35.6)	5.9	6.2	(11.9)	(35.4)
Provision for income taxes	—	0.2	—	—	0.2
Net income (loss)	(35.6)	5.7	6.2	(11.9)	(35.6)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.0	—	6.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$(35.6)	$5.7	$0.2	$(11.9)	$(41.6)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$641.5	$—	$—	$641.5
Costs of product/services sold	—	459.5	—	—	459.5
Expenses:
Operations and maintenance	—	43.9	—	—	43.9
General and administrative	16.4	10.9	—	—	27.3
Depreciation, amortization and accretion	0.9	68.6	—	—	69.5
	17.3	123.4	—	—	140.7
Other operating expense:
Loss on long-lived assets, net	—	(0.7)	—	—	(0.7)
Goodwill Impairment	—	(68.6)	—	—	(68.6)
Operating loss	(17.3)	(10.7)	—	—	(28.0)
Earnings from unconsolidated affiliates, net	—	—	5.0	—	5.0
Interest and debt expense, net	(32.6)	—	—	—	(32.6)
Loss on modification/extinguishment of debt	(17.1)	—	—	—	(17.1)
Equity in net income (loss) of subsidiary	(5.8)	—	—	5.8	—
Income (loss) before income taxes	(72.8)	(10.7)	5.0	5.8	(72.7)
Provision for income taxes	—	0.1	—	—	0.1
Net income (loss)	(72.8)	(10.8)	5.0	5.8	(72.8)
Net income attributable to non-controlling partners in subsidiaries	—	—	5.7	—	5.7
Net income (loss) attributable to Crestwood Midstream Partners LP	(72.8)	(10.8)	(0.7)	5.8	(78.5)
Net income attributable to Class A preferred units	7.5	—	—	—	7.5
Net income (loss) attributable to partners	$(80.3)	$(10.8)	$(0.7)	$5.8	$(86.0)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,137.9	$—	$—	$1,137.9
Costs of product/services sold	—	813.4	—	—	813.4
Expenses:
Operations and maintenance	—	83.1	—	—	83.1
General and administrative	40.9	9.3	—	—	50.2
Depreciation, amortization and accretion	—	132.0	—	—	132.0
	40.9	224.4	—	—	265.3
Other operating expense:
Loss on long-lived assets, net	—	(32.7)	—	—	(32.7)
Goodwill impairment	—	(109.7)	—	—	(109.7)
Operating loss	(40.9)	(42.3)	—	—	(83.2)
Earnings from unconsolidated affiliates, net	—	—	12.7	—	12.7
Interest and debt expense, net	(70.4)	—	—	—	(70.4)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiary	(29.6)	—	—	29.6	—
Net income (loss)	(130.9)	(42.3)	12.7	29.6	(130.9)
Net income attributable to non-controlling partners in subsidiaries	—	—	11.9	—	11.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$(130.9)	$(42.3)	$0.8	$29.6	$(142.8)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,373.0	$—	$—	$1,373.0
Costs of product/services sold	—	989.2	—	—	989.2
Expenses:
Operations and maintenance	—	94.5	—	—	94.5
General and administrative	29.8	23.1	—	—	52.9
Depreciation, amortization and accretion	1.1	137.2	—	—	138.3
	30.9	254.8	—	—	285.7
Other operating expense:
Loss on long-lived assets, net	—	(1.5)	—	—	(1.5)
Goodwill Impairment	—	(68.6)	—	—	(68.6)
Operating income (loss)	(30.9)	58.9	—	—	28.0
Earnings from unconsolidated affiliates, net	—	—	8.4	—	8.4
Interest and debt expense, net	(62.5)	—	—	—	(62.5)
Loss on modification/extinguishment of debt	(17.1)	—	—	—	(17.1)
Equity in net income (loss) of subsidiary	66.8	—	—	(66.8)	—
Income (loss) before income taxes	(43.7)	58.9	8.4	(66.8)	(43.2)
Provision for income taxes	—	0.5	—	—	0.5
Net income (loss)	(43.7)	58.4	8.4	(66.8)	(43.7)
Net income attributable to non-controlling partners in subsidiaries	—	—	11.3	—	11.3
Net income (loss) attributable to Crestwood Midstream Partners LP	(43.7)	58.4	(2.9)	(66.8)	(55.0)
Net income attributable to Class A preferred units	16.7	—	—	—	16.7
Net income (loss) attributable to partners	$(60.4)	$58.4	$(2.9)	$(66.8)	$(71.7)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(110.9)	$296.5	$10.4	$—	$196.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.0)	(75.2)	—	—	(76.2)
Investment in unconsolidated affiliates	—	—	(5.5)	—	(5.5)
Proceeds from the sale of assets	—	942.0	—	—	942.0
Capital distributions from unconsolidated affiliates	—	—	5.5	—	5.5
Capital distributions from consolidated affiliates	2.8	—	—	(2.8)	—
Net cash provided by (used in) investing activities	1.8	866.8	—	(2.8)	865.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,078.8	—	—	—	1,078.8
Principal payments on long-term debt	(1,986.8)	(0.7)	—	—	(1,987.5)
Payments on capital leases	—	(0.9)	—	—	(0.9)
Payments for debt-related deferred costs	(3.3)	—	—	—	(3.3)
Distributions paid	(140.6)	—	(7.6)	—	(148.2)
Distributions to parent	—	—	(2.8)	2.8	—
Taxes paid for unit-based compensation vesting	—	(0.6)	—	—	(0.6)
Change in intercompany balances	1,161.1	(1,161.1)	—	—	—
Net cash provided by (used in) financing activities	109.2	(1,163.3)	(10.4)	2.8	(1,061.7)

Net change in cash	0.1	—	—	—	0.1
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$0.2	$—	$—	$—	$0.2

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(89.1)	$286.6	$6.0	$—	$203.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.4)	(83.1)	—	—	(83.5)
Investment in unconsolidated affiliates	—	—	(27.8)	—	(27.8)
Capital distributions from unconsolidated affiliates	—	—	1.0	—	1.0
Proceeds from the sale of assets	—	2.1	—	—	2.1
Capital contributions to consolidated affiliates	(24.6)	—	—	24.6	—
Net cash provided by (used in) investing activities	(25.0)	(81.0)	(26.8)	24.6	(108.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,865.1	—	—	—	1,865.1
Principal payments on long-term debt	(1,713.2)	—	—	—	(1,713.2)
Payments on capital leases	(0.9)	(0.3)	—	—	(1.2)
Payments for debt-related deferred costs	(11.7)	—	—	—	(11.7)
Financing fees paid for early debt redemption	(13.6)	—	—	—	(13.6)
Distributions paid	(221.4)	—	(3.8)	—	(225.2)
Contributions from parent	—	—	24.6	(24.6)	—
Taxes paid for unit-based compensation vesting	—	(2.1)	—	—	(2.1)
Change in intercompany balances	210.0	(210.0)	—	—	—
Other	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	114.1	(212.4)	20.8	(24.6)	(102.1)

Net change in cash	—	(6.8)	—	—	(6.8)
Cash at beginning of period	—	7.6	—	—	7.6
Cash at end of period	$—	$0.8	$—	$—	$0.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have positioned the Company to generate consistent results in a low commodity price environment. Many of our assets are located on long-term, core acreage dedications in shale plays which are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of midstream infrastructure to flow production to market and the operational and financial condition of our diverse customer base. We believe the diversity of our asset portfolio, wide range of services provided and extensive customer portfolio, taken together, positions us to be successful in the current market, which has been impacted by prolonged low commodity prices. In addition, a substantial portion of the midstream services we provide to customers in the shale plays are based on fixed fee, take-or-pay or cost-of-service agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput. We are actively working with our customers to improve their profitability by adjusting our rates, services and/or volume commitments. Many of the discussions with our customers regarding amendments and/or extensions of their contracts are substantially complete, and we do not expect the results of these discussions to have a significant adverse impact on our 2016 results.

In 2016, we are focused on executing on a strategic plan to substantially de-risk our investment profile. As part of our strategic plan, we recently formed a joint venture with a subsidiary of Con Edison to own and further develop our natural gas storage and transportation operations in the northeast. The proceeds of approximately $945 million received by us in the transaction were used to retire indebtedness (including approximately $623 million of borrowings under Crestwood Midstream's credit facility and approximately $313 million of senior notes), which has substantially reduced our financial leverage and improved our liquidity.

In conjunction with these matters, Crestwood Equity declared a quarterly distribution of $0.60 per common unit for the second quarter of 2016 (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the same period in 2015. This distribution reduction increases our ability to further retire indebtedness to strengthen our balance sheet, and to reinvest capital in our business (including expansions and new growth projects).

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

We anticipate that the Company will generate Adjusted EBITDA of $435 million to $465 million in 2016, reflecting our expectations that current industry fundamentals will continue during 2016 and the impact of the contribution of the NE S&T assets to Stagecoach Gas on our 2016 results. We anticipate our gathering and processing segment will generate $235 million to $250 million of EBITDA in 2016, a 10% decrease from 2015, with average volumes being down 15% to 20% year over year driven by our expectation for prolonged weakness in commodity pricing throughout the remainder of 2016. Compared to 2015, we anticipate our gathering and processing volumes in 2016 will be down 10% to 15% for our Barnett operations, 20% to 25% for our Marcellus operations and 1% to 5% for our Arrow operations due to natural declines in production and shut-ins of wells resulting from the continued weakness in commodity pricing in 2016. Our storage and transportation segment is anticipated to generate $170 million to $180 million of EBITDA in 2016, which reflects the impact of the contribution of the NE S&T assets to Stagecoach Gas on our operating results. Finally, we anticipate our marketing, supply and logistics segment will generate $95 million to $100 million of EBITDA in 2016, which is consistent with 2015, with average volumes being flat to 2015. See "How We Evaluate Our Operations" below for our definition of EBITDA and Adjusted EBITDA (non-GAAP measure) and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

Gathering and Processing

Barnett Shale. Our gathering and processing systems were integral to Quicksilver Resources, Inc.'s (Quicksilver) Barnett Shale operations, as a substantial amount of Quicksilver's revenues were derived from the sale of natural gas and natural gas liquids produced from acreage dedicated to us. In March 2015, Quicksilver filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In January 2016, Quicksilver executed an asset purchase agreement with BlueStone Natural Resources II, LLC (BlueStone) for the sale of its U.S. oil and gas assets. On April 6, 2016, Quicksilver closed the sale with BlueStone and in connection with the closing, Quicksilver withdrew its motion to reject its gathering agreements with us. In April 2016, we entered into new 10 year agreements with BlueStone to gather and process natural gas across our Alliance, Lake Arlington and Cowtown systems in the Barnett Shale. Under the terms of these agreements, we will gather and process natural gas for BlueStone under fixed-fee and percent-of-proceeds fee structures, and pursuant to the agreements, BlueStone returned wells previously shut-in by Quicksilver to production in July 2016 and will not shut-in or choke back production for economic purposes through the end of 2018. The new agreements with Bluestone are factored into our anticipated 2016 gathering and processing segment results described in Outlook and Trends above, and we believe the agreements will provide further stability to our investment profile.

Delaware Permian. In late 2015, we expanded the Willow Lake processing plant to 50 MMcf/d, which we completed and placed into service in January 2016. The recent expansion of the Willow Lake system was supported by a seven year contract extension with Mewbourne Oil Co. which increased the amount of WolfCamp drilling and rich gas development expected in the area.

Storage and Transportation

In April 2016, Crestwood Northeast and CEGP entered into a definitive agreement to form the Stagecoach JV to own and further develop our NE S&T assets. Pursuant to the contribution agreement, on June 3, 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to Crestwood Northeast the net cash proceeds received from CEGP. In conjunction with the contribution, we deconsolidated the NE S&T assets on June 3, 2016 and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. Additional information about the announced joint venture and certain related matters is available on the Form 8-Ks filed by each of Crestwood Equity and Crestwood Midstream on April 22, 2016 and June 8, 2016.

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

Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In particular, due to the significant, sustained decrease in the market price of our common units during the first quarter of 2016, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired as of March 31, 2016. As a result of further analysis of the fair value of our reporting units, we recorded goodwill impairments on several of our reporting units during the first quarter of 2016. We did not record any goodwill impairments during the three months ended June 30, 2016.

The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill at	Goodwill Impairments during the Six Months Ended	Deconsolidation of the NE S&T Assets at	Goodwill at
	December 31, 2015	June 30, 2016	June 30, 2016	June 30, 2016
Gathering and Processing
Marcellus	$8.6	$8.6	$—	$—
Arrow	45.9	—	—	45.9
Storage and Transportation
Northeast Storage and Transportation	726.3	—	726.3	—
COLT	44.9	13.7	—	31.2
Marketing, Supply and Logistics			—
Supply and Logistics	167.2	65.5	—	101.7
Storage and Terminals	50.5	14.1	—	36.4
US Salt	12.6	—	—	12.6
Trucking	29.5	7.8	—	21.7
Total	$1,085.5	$109.7	$726.3	$249.5

The goodwill impairments recorded during the first quarter of 2016 primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units for certain of those reporting units considering the significant, sustained decrease in the market price of our common units and the continued decrease in commodity prices and its impact on the midstream industry and our customers. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions as of March 31, 2016 and December 31, 2015, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of March 31, 2016. Our COLT, Supply and Logistics, Storage and Terminals and Trucking reporting units also experienced impairments during 2015 based on the impact that the prolonged low commodity price environment is expected to have on the demand for future services provided by these operations. Despite increases in the operating results of these reporting units from 2013 to 2015, in light of our modified expectations, we revised our cash flow forecasts for these operations at December 31, 2015 in light of our current view that these operations will not grow as fast or as significantly in the future as originally forecasted in 2013 when the assets were acquired.

We continue to monitor the remaining goodwill described in the table above, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. In particular, a 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our businesses that recorded goodwill impairments in 2016 could have resulted in an additional $35 million of goodwill impairments as of March 31, 2016. There we no triggers which required us to evaluate our goodwill for impairment during the three months ended June 30, 2016.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and gain or loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our 2015 cost savings initiatives, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
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

The following tables summarize our results of operations for the three and six months ended June 30, 2016 and 2015 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$601.9	$641.5	$1,137.9	$1,373.0	$601.9	$641.5	$1,137.9	$1,373.0
Costs of product/services sold	450.0	459.5	813.4	989.2	450.0	459.5	813.4	989.2
Operations and maintenance expense	45.0	43.9	86.8	94.5	41.4	43.9	83.1	94.5
General and administrative expense	28.9	30.6	51.9	58.1	28.0	27.3	50.2	52.9
Depreciation, amortization and accretion	64.4	74.8	126.7	149.0	67.1	69.5	132.0	138.3
Loss on long-lived assets, net	(32.7)	(0.6)	(32.7)	(1.6)	(32.7)	(0.7)	(32.7)	(1.5)
Goodwill impairment	—	(281.0)	(109.7)	(281.0)	—	(68.6)	(109.7)	(68.6)
Operating income (loss)	(19.1)	(248.9)	(83.3)	(200.4)	(17.3)	(28.0)	(83.2)	28.0
Earnings from unconsolidated affiliates, net	6.2	5.0	12.7	8.4	6.2	5.0	12.7	8.4
Interest and debt expense, net	(34.3)	(35.4)	(70.4)	(69.0)	(34.3)	(32.6)	(70.4)	(62.5)
Gain (loss) on modification/extinguishment of debt	10.0	(17.1)	10.0	(17.1)	10.0	(17.1)	10.0	(17.1)
Other income, net	0.1	0.1	0.2	0.3	—	—	—	—
(Provision) benefit for income taxes	—	0.3	—	(0.1)	(0.2)	(0.1)	—	(0.5)
Net loss	(37.1)	(296.0)	(130.8)	(277.9)	(35.6)	(72.8)	(130.9)	(43.7)
Add:
Interest and debt expense, net	34.3	35.4	70.4	69.0	34.3	32.6	70.4	62.5
(Gain) loss on modification/extinguishment of debt	(10.0)	17.1	(10.0)	17.1	(10.0)	17.1	(10.0)	17.1
Provision (benefit) for income taxes	—	(0.3)	—	0.1	0.2	0.1	—	0.5
Depreciation, amortization and accretion	64.4	74.8	126.7	149.0	67.1	69.5	132.0	138.3
EBITDA	51.6	(169.0)	56.3	(42.7)	56.0	46.5	61.5	174.7
Unit-based compensation charges	4.8	5.9	9.3	11.7	4.8	5.3	9.3	10.5
Loss on long-lived assets, net	32.7	0.6	32.7	1.6	32.7	0.7	32.7	1.5
Goodwill impairment	—	281.0	109.7	281.0	—	68.6	109.7	68.6
Earnings from unconsolidated affiliates, net	(6.2)	(5.0)	(12.7)	(8.4)	(6.2)	(5.0)	(12.7)	(8.4)
Adjusted EBITDA from unconsolidated affiliates, net	10.6	5.7	19.7	12.2	10.6	5.7	19.7	12.2
Change in fair value of commodity inventory-related derivative contracts	3.5	1.5	0.8	2.6	3.5	1.5	0.8	2.6
Significant transaction and environmental related costs and other items	9.5	12.4	10.7	17.0	9.5	10.4	10.7	14.2
Adjusted EBITDA	$106.5	$133.1	$226.5	$275.0	$110.9	$133.7	$231.7	$275.9

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net cash provided by operating activities	$58.7	$54.5	$193.0	$211.1	$60.3	$97.8	$196.0	$203.5
Net changes in operating assets and liabilities	(2.7)	31.6	(53.3)	(28.0)	0.4	(5.7)	(50.3)	(8.9)
Amortization of debt-related deferred costs, discounts and premiums	(1.7)	(2.3)	(3.4)	(4.4)	(1.7)	(2.0)	(3.4)	(3.9)
Interest and debt expense, net	34.3	35.4	70.4	69.0	34.3	32.6	70.4	62.5
Market adjustment on interest rate swaps	—	0.2	—	0.5	—	—	—	—
Unit-based compensation charges	(4.8)	(5.9)	(9.3)	(11.7)	(4.8)	(5.3)	(9.3)	(10.5)
Loss on long-lived assets, net	(32.7)	(0.6)	(32.7)	(1.6)	(32.7)	(0.7)	(32.7)	(1.5)
Goodwill impairment	—	(281.0)	(109.7)	(281.0)	—	(68.6)	(109.7)	(68.6)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions	—	(1.3)	0.8	2.1	—	(1.3)	0.8	2.1
Deferred income taxes	0.5	0.7	0.6	1.6	—	(0.2)	(0.2)	(0.3)
Provision (benefit) for income taxes	—	(0.3)	—	0.1	0.2	0.1	—	0.5
Other non-cash income	—	—	(0.1)	(0.4)	—	(0.2)	(0.1)	(0.2)
EBITDA	51.6	(169.0)	56.3	(42.7)	56.0	46.5	61.5	174.7
Unit-based compensation charges	4.8	5.9	9.3	11.7	4.8	5.3	9.3	10.5
Loss on long-lived assets, net	32.7	0.6	32.7	1.6	32.7	0.7	32.7	1.5
Goodwill impairment	—	281.0	109.7	281.0	—	68.6	109.7	68.6
Earnings from unconsolidated affiliates, net	(6.2)	(5.0)	(12.7)	(8.4)	(6.2)	(5.0)	(12.7)	(8.4)
Adjusted EBITDA from unconsolidated affiliates, net	10.6	5.7	19.7	12.2	10.6	5.7	19.7	12.2
Change in fair value of commodity inventory-related derivative contracts	3.5	1.5	0.8	2.6	3.5	1.5	0.8	2.6
Significant transaction and environmental related costs and other items	9.5	12.4	10.7	17.0	9.5	10.4	10.7	14.2
Adjusted EBITDA	$106.5	$133.1	$226.5	$275.0	$110.9	$133.7	$231.7	$275.9

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

The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$269.5	$53.8	$278.6	$346.8	$68.5	$226.2
Intersegment revenues	30.6	1.1	(31.7)	33.8	—	(33.8)
Costs of product/services sold	226.3	1.9	221.8	293.1	5.3	161.1
Operations and maintenance expense	20.9	8.5	15.6	22.3	5.9	15.7
Goodwill impairment	—	—	—	(220.7)	—	(60.3)
Loss on long-lived assets	—	(32.7)	—	(0.6)	—	—
Earnings from unconsolidated affiliates, net	5.9	0.3	—	1.1	3.9	—
EBITDA	$58.8	$12.1	$9.5	$(155.0)	$61.2	$(44.7)

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$508.4	$113.2	$516.3	$697.1	$136.1	$539.8
Intersegment revenues	51.1	1.5	(52.6)	43.9	—	(43.9)
Costs of product/services sold	406.1	4.8	402.5	559.8	10.6	418.8
Operations and maintenance expense	38.7	15.7	32.4	46.4	12.3	35.8
Goodwill impairment	(8.6)	(13.7)	(87.4)	(220.7)	—	(60.3)
Loss on long-lived assets	—	(32.7)	—	(0.9)	(0.7)	—
Earnings from unconsolidated affiliates, net	11.0	1.7	—	3.6	4.8	—
EBITDA	$117.1	$49.5	$(58.6)	$(83.2)	$117.3	$(19.0)

Crestwood Midstream

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$269.5	$53.8	$278.6	$346.8	$68.5	$226.2
Intersegment revenues	30.6	1.1	(31.7)	33.8	—	(33.8)
Costs of product/services sold	226.3	1.9	221.8	293.1	5.3	161.1
Operations and maintenance expense	20.9	4.9	15.6	22.3	5.9	15.7
Goodwill impairment	—	—	—	(8.3)	—	(60.3)
Loss on long-lived assets	—	(32.7)	—	(0.6)	(0.1)	—
Earnings from unconsolidated affiliates, net	5.9	0.3	—	1.1	3.9	—
EBITDA	$58.8	$15.7	$9.5	$57.4	$61.1	$(44.7)

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$508.4	$113.2	$516.3	$697.1	$136.1	$539.8
Intersegment revenues	51.1	1.5	(52.6)	43.9	—	(43.9)
Costs of product/services sold	406.1	4.8	402.5	559.8	10.6	418.8
Operations and maintenance expense	38.7	12.0	32.4	46.4	12.3	35.8
Goodwill impairment	(8.6)	(13.7)	(87.4)	(8.3)	—	(60.3)
Loss on long-lived assets	—	(32.7)	—	(0.9)	(0.6)	—
Earnings from unconsolidated affiliates, net	11.0	1.7	—	3.6	4.8	—
EBITDA	$117.1	$53.2	$(58.6)	$129.2	$117.4	$(19.0)

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2016 compared to the same periods in 2015.

Gathering and Processing

EBITDA for CMLP's G&P segment increased by approximately $1.4 million for the three months ended June 30, 2016 compared to the same period in 2015, while we experienced a decrease in CMLP's G&P segment EBITDA of approximately $12.1 million for the six months ended June 30, 2016 compared to the same period in 2015. The comparability of our G&P segment's results period over period is impacted by goodwill impairments recorded during the first quarter of 2016 and the second quarter of 2015, which are further described below. In addition, during the three and six months ended June 30, 2016, our G&P segment's revenues were lower by approximately $80.5 million and $181.5 million compared to the same periods in 2015, partially offset by lower costs of product/services sold of approximately $66.8 million and $153.7 million. These decreases were primarily driven by our Arrow operations, which experienced a $66.2 million and $151.7 million reduction in revenues, substantially offset by a $65.9 million and $150.3 million decrease in costs of products/services sold. The decrease in Arrow's product revenues and costs of product/services sold was driven by reduced market prices on crude oil, which caused average crude oil prices on our sales to decrease during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Also contributing to the decrease in our G&P segment's revenues were lower service revenues from our Marcellus and Barnett operations of approximately $7.6 million and $6.7 million, respectively, during the three months ended June 30, 2016 compared to the same period in 2015 and $15.2 million and $12.8 million, respectively, during the six months ended June 30, 2016 compared to the same period in 2015. During the three and six months ended June 30, 2016, we experienced a decrease in our gathering and compression volumes on our Marcellus system due to lack of drilling from our primary customer, Antero Resources Appalachian Corporation, as a result of the decline in commodity prices. During the three and six months ended June 30, 2016, our gathering and compression volumes on our Marcellus system were 0.4 Bcf/d and 0.5 Bcf/d, respectively, compared to 0.6 Bcf/d and 0.7 Bcf/d, respectively, during the same periods in 2015. The service revenues from our Barnett operations decreased by $6.9 million during the second quarter of 2015 compared to the same period in 2014, and decreased by another $6.7 million during the second quarter of 2016 compared to the same period in 2015 as a result of our primary customer in the Barnett, Quicksilver, ceasing drilling and shutting in production in 2015 and the first quarter of 2016 as a result of its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015 (see "Segment Highlights" above for an update on the Quicksilver Bankruptcy). Our new customer in the Barnett, BlueStone, brought the shut-in wells back online throughout the second quarter of 2016, such that by June 30, 2016 substantially all wells previously shut-in by Quicksilver had resumed flowing volumes. Partially offsetting the decrease in revenues from our Arrow, Marcellus and Barnett operations was a $1.4 million and $7.7 million decrease in operations and maintenance expenses during the three and six months ended June 30, 2016 compared to the same periods in 2015 that resulted from our cost-savings initiative implemented in 2015.

Our G&P segment's EBITDA was also impacted by an $8.6 million impairment of goodwill associated with our Marcellus system during the three months ended March 31, 2016 and an $8.3 million impairment of goodwill associated with our Fayetteville system during the three months ended June 30, 2015. For a further discussion of our goodwill impairments recorded during 2016 and 2015, see "Critical Accounting Estimates" above and Item I. Financial Statements, Note 2.

During the three and six months ended June 30, 2016, our equity earnings from our Jackalope investment increased by approximately $4.8 million and $7.4 million primarily due to higher gathering and processing volumes at the facility resulting from Jackalope placing the Bucking Horse processing plant into service in 2015.

EBITDA for CEQP's G&P segment increased by $213.8 million and $200.3 million for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to all the factors as discussed above for CMLP. In addition to the goodwill impairments described above for the six months ended June 30, 2015, CEQP's G&P segment was also impacted by a $212.4 million goodwill impairment on our Barnett assets due to the impact of Quicksilver's filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015 and the impact of the decrease in commodity prices on discount rates. For a further discussion of our goodwill impairments recorded during 2015, see and Item I. Financial Statements, Note 2.

Storage and Transportation
EBITDA for CMLP's storage and transportation segment decreased by approximately $45.4 million and $64.2 million for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to a $32.9 million loss recognized on the deconsolidation of our NE S&T assets as a result of the contribution of the assets to Stagecoach Gas on June 3, 2016. The deconsolidation of the NE S&T assets resulted in lower revenues of approximately $14.0 million and $16.4 million during the three and six months ended June 30, 2016, partially offset by lower costs of product/services sold of approximately $1.7 million and $2.1 million. We also experienced lower operations and maintenance expense of approximately $1.0 million and $0.3 million during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily as a result of the deconsolidation of the NE S&T assets. See Item 1. Financial Statements, Notes 2 and 4 for a further discussion of the deconsolidation of our NE S&T assets.

Also contributing to the decrease in our storage and transportation segment's EBITDA were lower revenues of approximately $5.0 million, partially offset by lower costs of product/services sold of $3.6 million during the six months ended June 30, 2016 compared to the same period in 2015. This net decrease primarily resulted from lower rail loading volumes at our COLT Hub that resulted from narrowed crude oil locational differences during the quarter and two rail loading contracts that expired in late 2015.

Our storage and transportation segment's EBITDA for the six months ended June 30, 2016 was also impacted by a $13.7 million goodwill impairment related to our COLT Hub operations. For a further discussion of our goodwill impairments recorded during 2016, see "Critical Accounting Estimates" above and Item I. Financial Statements, Note 2.

As discussed above, effective June 3, 2016, we deconsolidated the NE S&T assets as a result of this transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $2.3 million during the three and six months ended June 30, 2016. Our equity earnings from Tres Holdings were lower by approximately $3 million during the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to an increase in property tax accruals at the equity investment. For both the three and six months ended June 30, 2015, our proportionate share of the net earnings from our unconsolidated affiliate, PRBIC, was $3.3 million compared to $0.3 million and $0.9 million during the three and six months ended June 30, 2016. For additional information on our investments in unconsolidated affiliates, see Item 1. Financial Statements, Note 4.

EBITDA for CEQP's storage and transportation segment decreased by $49.1 million and $67.8 million for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to all the factors as discussed above for CMLP. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios' 2012 and 2013 property tax years which resulted in Crestwood Equity recording additional net property taxes (including interest and penalties) of approximately $3.5 million. See Item 1. Financial Statements, Note 10 for a further discussion of CEQP's property tax matters.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $54.2 million for the three months ended June 30, 2016 compared to the same period in 2015, while we experienced a decrease in our marketing, supply and logistics segment's EBITDA of approximately $39.6 million during the six months ended June 30, 2016 compared to the same period in 2015. The comparability of our marketing, supply and logistics segment's results period over period is impacted by goodwill impairments recorded during the first quarter of 2016 and the second quarter of 2015, which are further described below.
Our NGL and crude trucking operations experienced a continued decrease in the demand for their services due to lower volumes, increased competition and excess trucking capacity in the market place and the low commodity price environment during the six months ended June 30, 2016, resulting in a 27% and 58% decrease in NGL and crude volumes transported, respectively, a $19.3 million decrease in revenues and a $12.3 million decrease in costs of services sold from these operations during the six months ended June 30, 2016 when compared to the same period in 2015. Our other NGL terminalling, supply and logistics operations experienced an $80.6 million decrease in revenues and a $78.2 million decrease in costs of product/services sold when compared to the same period in 2015 due to the low commodity price environment coupled with warmer weather during 2016 compared to 2015. These revenue and costs of services decreases related to our NGL terminalling, supply and logistics operations include a gain on our commodity-based derivative contracts of approximately $2.0 million and $5.3 million during the six months ended June 30, 2016 and 2015.

During the three and six months ended June 30, 2016, revenues from our crude marketing operations increased by approximately $51.3 million and $64.5 million compared to the same periods in 2015, in addition to an increase of approximately $50.9 million and $64.3 million in our costs of product/services sold period over period. These increases were driven by higher crude marketing volumes, partially offset by lower commodity prices.

Our marketing, supply and logistics segment's operations and maintenance expense decreased by $3.4 million during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to our cost-savings initiative implemented in 2015. Our operations and maintenance expense was relatively flat for the three months ended June 30, 2016 compared to the same period in 2015.

Our marketing, supply and logistics segment's EBITDA for the six months ended June 30, 2016 was also impacted by an $87.4 million impairment of goodwill associated with our supply and logistics, storage and terminals and trucking operations. During both the three and six months ended June 30, 2015, we recorded a $28.4 million and a $31.9 million impairment of goodwill associated with our West Coast operations and our Watkins Glen operations, respectively. For a further discussion of our goodwill impairments recorded during 2016 and 2015, see "Critical Accounting Estimates" above and Item I. Financial Statements, Note 2.

Other EBITDA Results

General and Administrative Expenses. As discussed in Item 1. Financial Statements, Note 12, our corporate operations include all general and administrative expenses that are not allocated to our reporting segments, however such expenses impact our consolidated EBITDA.

Crestwood Equity's general and administrative expenses decreased by approximately $1.7 million and $6.2 million during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the cost-savings initiative implemented in 2015. Crestwood Midstream's general and administrative expenses increased by approximately $0.7 million during the three months ended June 30, 2016 compared to the same period in 2015, while decreasing by approximately $2.7 million during the six months ended June 30, 2016 compared to the same period in 2015. The period over period variance in Crestwood Midstream's general and administrative expenses were primarily driven by transaction costs related to the Stagecoach Gas transaction, offset by lower costs associated with the cost-savings initiative implemented in 2015.

Net Income (Loss) Attributable to Non-Controlling Partners. The decrease in Crestwood Equity's net loss attributable to non-controlling partners was due primarily to Crestwood Midstream becoming a wholly-owned subsidiary of Crestwood Equity as a result of the Simplification Merger on September 30, 2015. See Item 1. Financial Statements, Note 9 for further detail of Crestwood Equity's net income (loss) attributable to non-controlling partners.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and six months ended June 30, 2016, our depreciation, amortization and accretion expense decreased compared to the same period in 2015, primarily due to a reduction in the carrying value of certain of our assets as a result of impairments of our property, plant and equipment and intangible assets recorded during 2015 and the deconsolidation of our NE S&T assets on June 3, 2016.

Interest and Debt Expense, Net - Crestwood Midstream's interest and debt expense, net increased by approximately $1.7 million and $7.9 million during the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to the issuance of its 2023 Senior Notes in March 2015 and higher outstanding balances on its credit facility. Crestwood Equity's interest and debt expense, net decreased by approximately $1.1 million during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to repayment of its senior notes in 2015. During the six months ended June 30, 2016, Crestwood Equity's interest and debt expense, net increased by approximately $1.4 million during the compared to the same period in 2015, due to the factors discussed above for Crestwood Midstream.

The following table provides a summary of interest and debt expense (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Credit facilities	$6.1	$5.6	$13.1	$12.9	$6.1	$3.1	$13.1	$7.4
Senior notes	26.6	28.4	54.3	53.0	26.6	28.2	54.3	52.6
Other debt-related costs	1.8	2.3	3.5	4.7	1.8	2.2	3.5	4.1
Gross interest and debt expense	34.5	36.3	70.9	70.6	34.5	33.5	70.9	64.1
Less: capitalized interest	0.2	0.9	0.5	1.6	0.2	0.9	0.5	1.6
Interest and debt expense, net	$34.3	$35.4	$70.4	$69.0	$34.3	$32.6	$70.4	$62.5

Gain (Loss) on Modification/Extinguishment of Debt. During the three and six months ended June 30, 2016, we recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of a portion of our 2020 Senior Notes and 2022 Senior Notes.

During the three and six months ended June 30, 2015, we recognized a loss on modification/extinguishment of debt of approximately $17.1 million related to the redemption of Crestwood Midstream's 2019 Senior Notes.

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

As described in Outlook and Trends above, we completed the formation of a joint venture with a subsidiary of Con Edison to own and further develop our natural gas storage and transportation operations in the northeast. The contribution of the NE S&T assets to Stagecoach Gas resulted in a distribution to us of approximately $945 million during the second quarter of 2016, which was utilized to retire indebtedness (including a portion of the principal amounts outstanding under our 2020 Senior Notes and 2022 Senior Notes and borrowings under Crestwood Midstream's credit facility). This substantially reduced our financial leverage and improved our liquidity. In conjunction with these matters, Crestwood Equity declared a quarterly distribution of $0.60 per common unit for the second quarter of 2016 (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the same period in 2015. This distribution reduction increases our ability to further retire indebtedness to strengthen our balance sheet, and to reinvest capital in our business (including expansions and new growth projects). We believe that the reduction of our indebtedness and reduction of our distributions will provide us with ample liquidity to address our future operating, debt service and capital requirements without accessing the capital markets in the near future. We also believe that our operating cash flows will well exceed our quarterly distributions at the current reduced level throughout 2016.

As of June 30, 2016, Crestwood Midstream had $613.9 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. As further described in Item 1. Financial Statements, Note 7, Crestwood Midstream amended its credit facility during the second quarter of 2016 to, among other things, facilitate the announced joint venture with Con Edison and retire indebtedness with the proceeds thereof. Additional information about the amendment is available on the Form 8-K filed by each of Crestwood Equity and Crestwood Midstream on April 22, 2016 and June 8, 2016.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2016, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream credit facility and its senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$193.0	$211.1
Net cash provided by (used in) investing activities	865.8	(108.4)
Net cash used in financing activities	(1,058.4)	(110.2)

Operating Activities

Our operating cash flows decreased approximately $18.1 million during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a $235.1 million decrease in operating revenues primarily from our gathering and processing and marketing, supply and logistics segments' operations described above, partially offset by lower costs of product/services sold of approximately $175.8 million primarily due to the effect of lower commodity prices on our gathering and processing and marketing, supply and logistics segments' operations described above. In addition, we experienced lower operations and maintenance and general and administrative expenses of approximately $13.9 million primarily due to our cost-savings initiatives implemented during 2015. The decrease in net operating cash flows described above, was partially offset by a $25.3 million net cash inflow from working capital primarily resulting from lesser working capital requirements of our NGL and crude trucking operations.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2016 (in millions). We have identified additional growth capital project opportunities for each of our reporting segments. We expect our 2016 capital expenditures to be limited to previously committed contractual projects around our existing asset footprint. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings.

Growth capital	$59.0
Maintenance capital	7.8
Other (1)	9.4
Purchases of property, plant and equipment	76.2
Reimbursements of property, plant and equipment	(10.7)
Net	$65.5

(1) Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to our capital expenditures described in the table above, our cash flows from investing activities were also impacted by capital contributions of approximately $6 million and $28 million to our unconsolidated affiliates during the six months ended June 30, 2016 and 2015. On June 3, 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to Crestwood Northeast the net cash proceeds of approximately $942 million received from CEGP. For a further discussion of investments in our unconsolidated affiliates, see Item 1. Financial Statements, Note 4.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2016 and 2015, included the following:

Equity Transactions

•
Increase in distributions to partners of approximately $85.5 million during the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in the number of limited partner units outstanding primarily due to the Simplification Merger; and

•
Decrease in distributions to non-controlling partners of approximately $144.8 million during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the Simplification Merger.

Debt Transactions

•	$46.6 million increase in net repayments of amounts outstanding under our credit facilities primarily due to the repayment of our CEQP credit facility in 2015;

•	$313 million repayments of a portion of 2020 and 2022 Senior Notes; and

•	$688.3 million net proceeds from Crestwood Midstream's issuance of the 2023 Senior Notes in March 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2015 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2015 to June 30, 2016. Below is an update of our credit risk related to one of our gathering and processing customers.

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

Disclosure Controls and Procedures

As of June 30, 2016, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, please refer to Part I, Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

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

3.12
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4 filed on October 28, 2013)

*4.1
Supplemental Indenture, dated as of June 3, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of November 8, 2013, relating to the 6.125% Senior Notes due 2022 and the Indenture, dated as of March 23, 2015, relating to the 6.25% Senior Notes due 2023.

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

*†10.3	Gas Gathering Agreement, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., as Gatherer, and BlueStone Natural Resources II, LLC, as Producer

*†10.4
Gas Gathering and Processing Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, Cowtown Pipeline Partners L.P., as Gatherer, and Cowtown Gas Processing Partners LP, as Processor

*†10.5	Gas Gathering Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, and Cowtown Pipeline Partners L.P., as Gatherer

*†10.6	Letter Agreement to Gathering and Processing Agreements, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., Cowtown Gas Processing Partners L.P. and BlueStone Natural Resources II, LLC

*12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

*12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

*31.1	Certification of Chief Executive Officer of Crestwood Equity Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Crestwood Equity Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3	Certification of Chief Executive Officer of Crestwood Midstream Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer of Crestwood Midstream Partners LP pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer of Crestwood Equity Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Crestwood Equity Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3	Certification of Chief Executive Officer of Crestwood Midstream Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.4	Certification of Chief Financial Officer of Crestwood Midstream Partners LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

†	Filed under confidential treatment request

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 4, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 4, 2016	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)