Form 10-K
period 2016-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2017-02-27
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Crestwood Equity Partners LP	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Crestwood Midstream Partners LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016).

Crestwood Equity Partners LP	$0.9 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 10, 2017).

Crestwood Equity Partners LP	$27.20 per common unit	69,713,195
Crestwood Midstream Partners LP	None	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	None
Crestwood Midstream Partners LP	None
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

Item 15 of Part IV of this Annual Report includes separate financial statements (i.e., balance sheets, statements of operations, statement of comprehensive income, statements of partners’ capital and statements of cash flows, as applicable) for Crestwood Equity Partners LP and Crestwood Midstream Partners LP. The notes accompanying the financial statements are presented on a combined basis for each registrant. Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of Part II is presented for each registrant.

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

HP	Horsepower.
Hub	Geographic location of a storage facility and multiple pipeline interconnections.
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

MMBbl	One million barrels.
MMcf	One million cubic feet of natural gas.
Natural gas	A gaseous mixture of hydrocarbon compounds, primarily methane together with varying quantities of ethane, propane, butane and other gases.
Natural Gas Act	Federal law enacted in 1938 that established the FERC’s authority to regulate interstate pipelines.
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

NYPSC	New York State Public Service Commission.
NYSE	New York Stock Exchange.
Salt cavern	A man-made cavern developed in a salt dome or salt beds by leaching or mining of the salt.
SEC	Securities and Exchange Commission.
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

PART I

Item 1. Business

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries following the Crestwood Merger (defined below), (iii) “Legacy Inergy” refers to Inergy, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, (iii) “Inergy Midstream” refers to Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger, and (iv) “Legacy Crestwood” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger. Unless otherwise indicated, information contained herein is reported as of December 31, 2016.

Introduction

Crestwood Equity, a Delaware limited partnership formed in March 2001, is a master limited partnership (MLP) that develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. Headquartered in Houston, Texas, we provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets that connect fundamental energy supply with energy demand across North America. Crestwood Equity’s common units representing limited partner interests are listed on the NYSE under the symbol “CEQP.”

Crestwood Equity is a holding company. All of our consolidated operating assets are owned by or through our wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership. Our consolidated operating assets primarily include:

•	natural gas facilities with approximately 2.5 Bcf/d of gathering capacity and 516 MMcf/d of processing capacity;

•
NGL facilities with approximately 20,000 Bbls/d of fractionation capacity and 2.8 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting more than 294,000 Bbls/d of NGLs; and

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.5 MMBbls of storage capacity, 48,000 Bbls/d of transportation capacity and 160,000 Bbls/d of rail loading capacity.

In addition, through our equity investments in joint ventures, we have ownership interests in:

•
natural gas facilities with approximately 0.1 Bcf/d of gathering capacity, 120 MMcf/d of processing capacity, 79.3 Bcf of certificated working storage capacity, and 1.4 Bcf/d of transportation capacity; and

•	crude oil facilities with approximately 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of working storage capacity.

Our primary business objective is to maximize the value of Crestwood for our unitholders.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2016:

Crestwood Holdings Partners, LLC (Delaware)
FR Crestwood Management Co-Investment LLC (Delaware)
Crestwood Holdings LLC (Delaware)
99% LP
100%GP
100%
Crestwood Marcellus Holdings LLC (Delaware)
Crestwood Holdings LP (Delaware)
1% LP
Crestwood Gas Services Holdings LLC (Delaware)
Crestwood Equity GP LLC (Delaware)
9,985,462 Common
438,789 Subordinated LP
Preferred Units
Public and Insiders
Non-Economic GP Interest
51,591,041
66,533,415
Crestwood Equity Partners LP NYSE: CEQP (Delaware)
7,484,449 Common Units
100%
IPCH Acquisition Corp. (Delaware) 84,742 Class A Units
99.5%
Crestwood Midstream GP LLC (Delaware)
99.9%LP
CEQP Finance Corp. (Delaware)
0.5% - Preferred Interest
Crestwood Partners LLC (Delaware) 401,984 Class A Units
100%
Non-Economic GP Interest
Crestwood Gas Services GP LLC (Delaware)
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Crestwood Equity. Crestwood Equity GP LLC, which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings, which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), also owns approximately 25% of Crestwood Equity’s common units and all of its subordinated units as of December 31, 2016.

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

Simplification Merger (2015). On September 30, 2015, Crestwood Midstream merged with a wholly-owned subsidiary of Crestwood Equity, with Crestwood Midstream surviving as a wholly-owned subsidiary of Crestwood Equity (the Simplification Merger). Prior to the Simplification Merger, Crestwood Equity indirectly owned a non-economic general partnership interest in Crestwood Midstream and 100% of its incentive distribution rights (IDRs), which entitled Crestwood Equity to receive 50% of all distributions paid to Crestwood Midstream’s common unit holders in excess of its initial quarterly distribution of $0.37 per common unit. Crestwood Midstream’s common units were also listed on the NYSE under the listing symbol “CMLP”. Upon becoming a wholly-owned subsidiary of Crestwood Equity as a result of the Simplification Merger, Crestwood Midstream’s IDRs were eliminated and its common units ceased to be listed on the NYSE.

Prior to the Simplification Merger, Crestwood Midstream owned all of our operating assets other than the assets comprising our NGL marketing business. Crestwood Operations LLC (Crestwood Operations), a wholly-owned subsidiary of Crestwood Equity, owned and operated the assets comprising our NGL marketing business, consisting mainly of our West Coast NGL assets, our Seymour NGL storage facility, and our NGL transportation terminals and fleet. Upon the closing of the Simplification Merger, Crestwood Equity contributed 100% of its interests in Crestwood Operations to Crestwood Midstream. As a result of this contribution, all of the Company’s assets are owned by or through Crestwood Midstream. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2 for a further discussion of the Simplification Merger.

Our Assets

Our financial statements reflect three operating and reporting segments: (i) gathering and processing (G&P) operations; (ii) storage and transportation (S&T) operations; and (iii) marketing, supply and logistics (MS&L) operations. Below is a description of our operating and reporting segments.

Gathering and Processing

Our G&P operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes (i) our crude oil, gas and produced water gathering systems in the Bakken Shale play; (ii) our rich gas gathering systems and processing plants in the Marcellus, Barnett, Delaware Permian and Powder River Basin (PRB) Niobrara Shale plays; and (iii) our dry gas gathering systems in the Barnett and Fayetteville Shale plays.

The table below summarizes certain information about our G&P systems (including our equity investments) as of December 31, 2016:

Shale Play (State)	Counties / Parishes	Pipeline (Miles)	Gathering Capacity	2016 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Bakken North Dakota	McKenzie and Dunn	590 (1)	100 MMcf/d - natural gas gathering 125 MBbls/d - crude oil gathering 40 MBbls/d - water gathering	43 MMcf/d - natural gas gathering 62 MBbls/d - crude oil gathering 28 MBbls/d - water gathering	18,000	—	—	150,000
Marcellus West Virginia	Harrison, Barbour and Doddridge	80	875 MMcf/d	407 MMcf/d	138,080	—	—	140,000
Barnett Texas	Hood, Somervell, Tarrant, and Denton	507	925 MMcf/d	311 MMcf/d	153,465	1	425	140,000
Fayetteville Arkansas	Conway, Faulkner, Van Buren, and White	173	510 MMcf/d	56 MMcf/d	18,670	—	—	143,000
Permian New Mexico	Eddy	87	58 MMcf/d	38 MMcf/d	13,830	1	55	107,000
Granite Wash Texas	Roberts	36	36 MMcf/d	18 MMcf/d	11,413	1	36	22,000
PRB Niobrara (2) Wyoming	Converse	211	140 MMcf/d	60 MMcf/d	50,895	1	120	388,000

(1)	Consists of 215 miles of natural gas gathering pipeline, 194 miles of crude oil gathering pipeline, and 181 miles of produced water gathering pipeline.

(2)	Our PRB Niobrara assets are owned by Jackalope Gas Gathering Services, L.L.C. (Jackalope), our 50% equity method investment.

We generate G&P revenues predominantly under fee-based contracts, which minimizes our commodity price exposure and provides less volatile operating performance and cash flows. Our principal G&P systems are described below.

Bakken

Our Arrow system gathers crude oil, rich gas and produced water from wells operating on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota.  Located approximately 60 miles southeast of the COLT Hub, the Arrow system connects to our COLT Hub through the Hiland and Tesoro crude oil pipeline systems.  The Arrow system includes approximately 590 miles of gathering lines, a 23-acre central delivery point with 266,000 Bbls of crude oil working storage capacity and multiple pipeline take-away outlets, and salt water disposal wells. Our operations are anchored by long-term gathering contracts with producers who have dedicated over 150,000 acres to the Arrow system, and our underlying contracts largely provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

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

In the East AOD, we provide gathering, dehydration and compression services, on a fixed-fee basis, to Antero on approximately 140,000 gross acres dedicated pursuant to a 20-year gathering and compression agreement. Under the gathering agreement, Antero provides for an annual minimum volume commitment of 450 MMcf/d in 2017 and 2018. We gather and ultimately redeliver Antero’s production to MarkWest’s Sherwood gas processing plant and various regional pipeline systems.

In the Western Area, we provide compression and dehydration services, on a fixed-fee basis, to Antero’s gathering facilities predominantly with our West Union and Victoria compressor stations, each with a maximum capacity of 120 MMcf/d. The agreement runs through 2021, subject to Antero’s right to extend the contract term for an additional three years, and provides for a minimum volume commitment of approximately 50% of the throughput capacity of each compressor station.

Barnett

We own and operate three systems in the Barnett Shale, including the Cowtown, Lake Arlington and the Alliance systems.

Our Cowtown system, which is located principally in the southern portion of the Fort Worth Basin, consists of (i) pipelines that gather rich gas produced by customers and deliver the volumes to our plants for processing, (ii) the Cowtown plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream, and (iii) the Corvette plant, which extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. For the year ended December 31, 2016, our plants had a total average throughput of 112 MMcf/d of natural gas with an average NGL recovery of 8,840 Bbls/d. In June 2015, we diverted processing volumes from the Corvette plant to the Cowtown plant but we continue to use the compression facilities at the Corvette plant. In March 2016, we completed the construction of our West Johnson County compressor station that allows us to provide lower field pressure on the Johnson County side of the system while increasing gas that flows to the Cowtown plant.

Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a dry gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a dry gas gathering system and a related dehydration, compression and amine treating facility.

Fayetteville

We own and operate five systems in the Fayetteville Shale, including the Twin Groves, Prairie Creek, Woolly Hollow, Wilson Creek, and Rose Bud systems. Our Twin Groves, Prairie Creek, and Woolly Hollow systems (Conway and Faulkner Counties) consist of three gas gathering, compression, dehydration and treating facilities. Our Wilson Creek system (Van Buren County) consists of a gas gathering system and related dehydration and compression facilities. Our Rose Bud system (White Country) consists of a gas gathering system. All of our systems gather natural gas produced by customers and deliver customers’ gas to unaffiliated pipelines for sale downstream.

Delaware Permian

We own and operate gas gathering and processing systems in the fast growing Delaware Permian region. Our systems, located in Eddy County, New Mexico, consist of two dry gas gathering systems (Las Animas systems) and one rich gas gathering system and processing plant (Willow Lake system). In July 2014, we expanded our Willow Lake system to include a 20 MMcf/d processing plant, which was anchored by a 10-year fixed-fee agreement with Concho Resources Inc. (Concho). In January 2016, we expanded the Willow Lake processing plant to 55 MMcf/d, which was supported by a seven year contract extension with Mewbourne Oil Co. (Mewbourne).

Equity Investments

Delaware Permian

In September 2016, Crestwood Permian Basin Holdings LLC (Crestwood Permian) entered into a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The initial gathering system (the Nautilus gathering system) is designed for gas production of approximately 250 MMcf/d and will include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines, and centralized compression facilities which are expandable over time as production increases. Crestwood Permian will provide gathering, dehydration, compression and liquids handling services on a fixed-fee basis. In conjunction with this growth project, we granted to SWEPI an option to purchase up to a 50% equity interest in Crestwood Permian’s wholly-owned subsidiary, Crestwood Permian Basin LLC, that will own the Nautilus gathering system being constructed for SWEPI. The purchase option expires on September 1, 2017. The targeted initial in-service date of this natural gas gathering system is on or before July 1, 2017.

In October 2016, Crestwood Infrastructure Holdings LLC, our wholly-owned subsidiary, and an affiliate of First Reserve formed the Crestwood Permian joint venture to fund and own the Nautilus gathering system and other potential operations in the Delaware Permian. As part of this transaction, we transferred to the joint venture 100% of the equity interest of Crestwood Permian Basin LLC which will construct and own the Nautilus gathering system. We manage the joint venture and account for our 50% ownership interest in Crestwood Permian under the equity method of accounting.

Under the joint venture, First Reserve will fund up to $37.5 million of the capital requirements during the early-stage build-out of the gathering system, after which we will fund the next $37.5 million, and then both parties will fund the remaining capital requirements on a pro rata basis. First Reserve’s total financial commitment to the joint venture is $250 million. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Crestwood Permian.

PRB Niobrara

Our G&P segment includes our 50% equity interest in the Jackalope joint venture with Williams Partners LP (Williams), which we account for under the equity method of accounting. The joint venture, operated by Williams, owns the Jackalope gas gathering system, which serves a 388,000 gross acre dedication operated by Chesapeake Energy Corporation (Chesapeake) in Converse County, Wyoming. The Jackalope system consists of approximately 211 miles of gathering pipelines, 50,895 horsepower of compression and the 120 MMcf/d Bucking Horse processing plant, which was placed into service in January 2015. The system connects to 88 well pads and is supported by a 20-year gathering and processing agreement with Chesapeake. Prior to January 1, 2017, Jackalope received cost-of-service based fees with annual redeterminations sufficient to provide Jackalope a fixed return on all capital invested to build out and expand the system over the life of the contract. Effective January 1, 2017, Jackalope and Chesapeake replaced the cost-of-service based contract with a new 20-year fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Jackalope.

The table below summarizes certain contract information of our G&P operations (including our equity investments) as of December 31, 2016:

Shale Play	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Major Customers	Weighted Average Remaining Contract Terms (in years)
Bakken	Gathering - crude oil, natural gas and water	Mixed	150,000	WPX, Whiting Petroleum, Halcon Resources Corporation, XTO Energy, QEP Resources, Inc., Enerplus	6
Marcellus	Gathering	Fixed-fee	140,000	Antero	15
	Compression	Fixed-fee	—	Antero	3
Barnett	Gathering	Mixed	140,000	BlueStone(2), Devon Energy, Tokyo Gas America Ltd. (Tokyo Gas)	8
	Processing	Mixed	—	BlueStone(2), Devon Energy, Tokyo Gas	10
	Compression	Mixed	—	BlueStone(2), Devon Energy, Tokyo Gas	8
Fayetteville	Gathering	Fixed-fee	143,000	BHP Billiton Petroleum (BHP)	8
	Treating	Fixed-fee	—	BHP	8
Permian	Gathering	Fixed-fee	107,000	Mewbourne, Matador Resources Company (Matador), Concho	5
	Processing	Mixed	—	Mewbourne, Matador	5
Granite Wash	Gathering	Fixed-fee	22,000	Sabine Oil and Gas	8
	Processing	Mixed	—	Sabine Oil and Gas	8
PRB Niobrara	Gathering	Fixed-fee cost-of-service(3)	388,000	Chesapeake	15
	Processing	Fixed-fee cost-of-service(3)	—	Chesapeake	15

(1)	Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percent-of-proceeds and fixed-fee arrangements.

(2)
In March 2015, Quicksilver Resources Inc. (Quicksilver) filed for bankruptcy protection. In April 2016, BlueStone Natural Resources II (BlueStone) acquired from Quicksilver its Barnett production assets and we entered into new 10-year gathering and processing agreements with BlueStone. Eni SpA and Tokyo Gas own approximately 27.5% and 25%, respectively, of BlueStone’s Barnett assets. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Our Company.”

(3)
Effective January 1, 2017, Jackalope and Chesapeake replaced the cost-of-service based contract with a new 20-year fixed fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period.

Storage and Transportation

Our storage and transportation segment includes our COLT Hub, one of the largest crude-by-rail terminals serving Bakken crude oil production, and our equity investments in three joint ventures that own five high-performance natural gas storage facilities with an aggregate certificated working gas storage capacity of approximately 79.3 Bcf, three natural gas pipeline systems with an aggregate firm transportation capacity of 1.4 Bcf/d, and crude oil facilities with approximately 380,000 Bbls of crude oil working storage capacity and 20,000 Bbls/d of rail loading capacity.

COLT Hub

The COLT Hub consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota. It has approximately 1.2 MMBbls of total crude oil storage capacity and is capable of loading up to 160,000 Bbls/d. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile 10-inch bi-directional proprietary pipeline that connects the COLT terminal to our storage tank at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC and Hiland Partners, LP (Hiland) crude oil gathering systems and the Dakota Access Pipeline (DAPL) interstate pipeline system at the COLT terminal, and the Enbridge Energy Partners, L.P. and Tesoro Corporation (Tesoro) interstate pipeline systems at Dry Fork. The gathering systems connected to the COLT Hub can deliver approximately 350,000 Bbls/d of crude oil to our terminal.

Equity Investments

Below is a description of the S&T assets owned by our joint ventures.

Northeast Storage Facilities. Our storage and transportation segment includes our 50% equity interest in Stagecoach Gas Services LLC (Stagecoach Gas), which we account for under the equity method of accounting. On June 3, 2016, our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc. (Consolidated Edison), formed Stagecoach Gas to own and further develop our natural gas natural gas storage and transportation business located in the Northeast (the NE S&T assets). During 2016, we contributed to the joint venture the entities owning the NE S&T assets, CEGP contributed to the joint venture $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP. We manage the joint venture’s operations under a long-term management agreement. We deconsolidated the NE S&T assets as a result of the contribution of these assets to Stagecoach Gas as described above. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Stagecoach Gas.

The Stagecoach Gas joint venture owns and operates four natural gas storage facilities located in New York and Pennsylvania. The facilities are located near major shale plays and demand markets, have low maintenance costs and long useful lives. They have comparatively high cycling capabilities, and their interconnectivity with interstate pipelines offers significant flexibility to customers. These natural gas storage facilities, each of which generates fee-based revenues and was fully contracted as of December 31, 2016, include:

•
Stagecoach - a FERC certificated 26.2 Bcf multi-cycle, depleted reservoir storage facility owned and operated by a subsidiary of Stagecoach Gas. A 21-mile, 30-inch diameter south pipeline lateral connects the storage facility to Tennessee Gas Pipeline Company, LLC’s (TGP) 300 Line, and a 10-mile, 20-inch diameter north pipeline lateral connects to Millennium Pipeline Company’s (Millennium) system.

•
Thomas Corners - a FERC-certificated 7.0 Bcf multi-cycle, depleted reservoir storage facility owned and operated by a subsidiary of Stagecoach Gas. An 8-mile, 12-inch diameter pipeline lateral connects the storage facility to TGP’s 200 Line, and an 8-mile, 8-inch diameter pipeline lateral connects to Millennium. Thomas Corners is also connected to Dominion Transmission Inc.’s (Dominion) system through the Steuben facility discussed below.

•
Seneca Lake - a FERC-certificated 1.5 Bcf multi-cycle, bedded salt storage facility owned and operated by a subsidiary of Stagecoach Gas. A 20-mile, 16-inch diameter pipeline lateral connects the storage facility to the Millennium and Dominion systems.

•
Steuben - a FERC-certificated 6.2 Bcf single-cycle, depleted reservoir storage facility owned and operated by a subsidiary of Stagecoach Gas. A 15-mile, 12-inch diameter pipeline lateral connects the storage facility to the

Dominion system, and a 6-inch diameter pipeline measuring less than one mile connects the Steuben and Thomas Corners storage facilities.

Tres Palacios Storage Facility. Our storage and transportation segment includes our 50.01% equity interest in Tres Palacios Holdings LLC (Tres Holdings), which we account for under the equity method of accounting. In December 2014, Crestwood Equity sold 100% of its membership interest in Tres Palacios Gas Storage LLC (Tres Palacios), which owns a FERC-certificated 38.4 Bcf multi-cycle salt dome natural gas storage facility located in Texas, to Tres Holdings. Crestwood Midstream and Brookfield Infrastructure Group (Brookfield) formed Tres Holdings to acquire, own and operate Tres Palacios, and each joint venture member paid approximately $66.4 million of cash to Crestwood Equity for Tres Palacios. Brookfield owns the remaining 49.99% interest in Tres Palacios. We manage the joint venture’s operations under a long-term management agreement.

The Tres Palacios natural gas storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.’s Houston Central processing plant. The certificated maximum injection rate of the Tres Palacios storage facility is 1,000 MMcf/d and the certificated maximum withdrawal rate is 2,500 MMcf/d. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our ownership interest in Tres Palacios.

The following provides additional information about the natural gas storage facilities of our storage and transportation equity investments as of December 31, 2016:

Storage Facility / Location	Certificated Working Gas Storage Capacity (Bcf)		Certificated Maximum Injection Rate (MMcf/d)	Certificated Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, NY; Bradford County, PA	26.2		250	500	TGP’s 300 Line; Millennium; Transco’s Leidy Line(1)
Thomas Corners Steuben County, NY	7.0		70	140	TGP’s 200 Line; Millennium; Dominion
Seneca Lake Schuyler County, NY	1.5	(2)	73	145	Dominion; Millennium
Steuben Steuben County, NY	6.2		30	60	TGP’s 200 Line; Millennium; Dominion
Northeast Storage Total	40.9		423	845
Tres Palacios	38.4		1,000	2,500	Multiple(3)
Total	79.3		1,423	3,345

(1)	Stagecoach is connected to Transcontinental Gas Pipe Line Corporation’s (Transco) Leidy Line through the MARC I Pipeline.

(2)	Stagecoach Gas has been authorized by the FERC to expand the facility’s working gas storage capacity to 2 Bcf.

(3)
Tres Palacios is interconnected to Florida Gas Transmission Company, LLC, Kinder Morgan Tejas Pipeline, L.P., Houston Pipe Line Company, Central Texas Gathering System, Natural Gas Pipeline Company of America, Transco, TGP, Gulf South Pipeline, Valero Natural Gas Pipeline Company, Channel Pipeline Company, and Texas Eastern Transmission, L.P.

Transportation Facilities. Stagecoach Gas owns three natural gas pipeline systems located in New York and Pennsylvania. These natural gas transportation facilities include:

•
North-South Facilities - include compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south pipeline laterals. The bi-directional interstate facilities provide more than 528 MMcf/d of firm interstate transportation capacity to shippers. The North-South Facilities generate fee-based revenues under a negotiated rate structure authorized by the FERC.

•
MARC I Pipeline - a 39-mile, 30-inch diameter interstate natural gas pipeline that connects the North-South Facilities and TGP’s 300 Line in Bradford County, Pennsylvania, with Transco’s Leidy Line in Lycoming County, Pennsylvania. The bi-directional pipeline provides more than 855 MMcf/d of firm interstate transportation capacity to shippers. The MARC I Pipeline generates fee-based revenues under a negotiated rate structure authorized by the FERC.

•
East Pipeline - a 37.5 mile, 12-inch diameter intrastate natural gas pipeline located in New York, which transports 30 MMcf/d of natural gas from Dominion to the Binghamton, New York city gate. The pipeline runs within three miles of the North-South Facilities’ point of interconnection with Millennium. The East Pipeline generates fee-based revenues under a negotiated rate structure authorized by the NYPSC.

Rail Loading Facility. Crestwood Crude Logistics LLC, our wholly-owned subsidiary, has a 50.01% equity interest in Powder River Basin Industrial Complex, LLC (PRBIC), which owns an integrated crude oil loading, storage and pipeline terminal located in Douglas County, Wyoming. PRBIC provides a market for crude oil production from the PRB Niobrara. The joint venture, which is operated by our joint venture partner, Twin Eagle Resource Management, LLC (Twin Eagle), sources crude oil production from Chesapeake and other PRB Niobrara producers. PRBIC includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. PRBIC expanded its pipeline terminal to include connections to Kinder Morgan’s HH Pipeline system in July 2015 and Plains All American Pipeline’s Rocky Mountain Pipeline system in March 2016. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in PRBIC.

The table below summarizes certain contract information associated with the COLT Hub and the assets of our storage and transportation equity investments as of December 31, 2016:

Facility	Type of Services	Type of Contracts(1)(2)	Contract Volumes	Major Customers	Weighted Average Remaining Contract Terms (in years)
COLT	Rail Loading and Transportation	Mixed	54 MBbl/d	U.S. Oil, BP, Sunoco Logistics	2
NE S&T Joint Venture:
North-South Facilities	Transportation	Firm	528 MMcf/d	Southwestern Energy, Consolidated Edison, Anadarko Energy Services Company (Anadarko)	3
MARC I Pipeline	Transportation	Firm	855 MMcf/d	Chesapeake, Anadarko, Chief Oil and Gas	4
East Pipeline	Transportation	Firm	30 MMcf/d	NY State Electric & Gas Corp	4
Stagecoach	Storage	Firm	22.4 Bcf	Consolidated Edison, Merrill Lynch, New Jersey Natural Gas, Repsol Energy North America Corporation (Repsol), Sequent Energy Management	3
Thomas Corners	Storage	Firm	5.7 Bcf	Repsol, Tenaska Gas Storage, LLC	1
Seneca Lake	Storage	Firm	1.5 Bcf	Dominion, NY State Electric & Gas Corp, DTE Energy Trading	2
Steuben	Storage	Firm	6.2 Bcf	PSEG Energy Resources & Trade LLC, Repsol, Pivotal Utility Holdings	1
Tres Palacios Joint Venture	Storage	Firm	30.4 Bcf	Brookfield, Anadarko, Exelon, Merrill Lynch Commodities Inc, NJR Energy, Repsol	2
PRBIC Joint Venture	Rail Loading	Fixed-fee	10 MBbl/d	Chesapeake	2

(1)
Firm contracts represent take-or-pay contracts whereby our customers agree to pay for a specified amount of storage or transportation capacity, whether or not the capacity is utilized. Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of commodity delivered.

(2)	Mixed contracts include both firm and fixed-fee arrangements.

Marketing, Supply and Logistics

Our MS&L segment includes our West Coast operations, our supply and logistics operations, our storage and terminals operations, our crude oil and produced water trucking operations, and US Salt, LLC (US Salt).

West Coast. Our West Coast NGL operations provide processing, fractionation, storage, transportation and marketing services to producers, refiners and other customers. Our facilities located near Bakersfield, California include 24 million gallons of aboveground NGL storage capacity, 25 MMcf/d of natural gas processing capacity, 12,000 Bbls/d of NGL fractionation capacity, 8,000 Bbls/d of butane isomerization capacity, and NGL rail and truck receipt and take-away options. We separate NGLs from natural gas, deliver to local natural gas pipelines, and retain NGLs for further processing at our fractionation facility, as well as provide butane isomerization and refrigerated storage services. Our isomerization facility chemically changes normal butane to isobutane, which we provide to refineries for motor fuel production.

In December 2016, we acquired the wholesale propane assets of Turner Gas Company (Turner Gas), which primarily include three rail-to-truck terminals located in Hazen, Nevada, Carlin, Nevada, and Shoshoni, Wyoming and a truck terminal located in Salt Lake City, Utah. The acquired assets are used to provide supply, transportation and storage services to wholesale customers in the western and north central regions of the United States.

Supply and Logistics. Our Supply and Logistics operations are supported by (i) our fleet of rail and rolling stock with 75,000 Bbls/d of NGL transportation capacity, which also includes our rail-to-truck terminals located in Florida, New Jersey, New York, Rhode Island and North Carolina; and (ii) NGL pipeline and storage capacity leased from third parties, including more than 500,000 Bbls of NGL working storage capacity at major hubs in Mt. Belvieu, Texas and Conway, Kansas.

Storage and Terminals. Our NGL Storage and Terminals operations include our Seymour and Bath storage facilities. The Seymour storage facility is located in Seymour, Indiana, and has 500,000 Bbls of underground NGL storage capacity and 29,000 Bbls of aboveground “bullet” storage capacity. The Seymour facility’s receipts and deliveries are supported by Enterprise’s TEPPCO pipeline, allowing pipeline and truck access. The Bath storage facility is located in Bath, New York and has approximately 1.7 MMBbls of underground NGL storage capacity and is supported by rail and truck terminal facilities capable of loading and unloading 23 rail cars per day and approximately 100 truck transports per day.

Trucking. Our Trucking operations consist of a fleet of owned and leased trucks with 48,000 Bbls/d of crude oil and produced water transportation capacity and 219,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in North Dakota, Montana, Wyoming, Texas, New Mexico, Indiana, Mississippi, New Jersey, Ohio, Utah and California.

US Salt. US Salt is an industry-leading solution mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York. It is one of five major solution mined salt manufacturers in the United States, capable of producing more than 400,000 tons of evaporated salt products for food, industrial and pharmaceutical uses. The solution mining process used by US Salt creates salt caverns that can be developed into natural gas and NGL storage capacity.

Customers

For the year ended December 31, 2016 and 2015, no customer accounted for more than 10% of our total consolidated revenues. For the year ended December 31, 2014, Tesoro accounted for approximately 12% of our total consolidated revenues.

Industry Background

The midstream sector of the energy industry provides the link between exploration and production and the delivery of crude oil, natural gas and their components to end-use markets. The midstream sector consists generally of gathering, processing, storage, and transportation activities. We, through our consolidated operations and our equity investments, gather crude oil and natural gas; process natural gas; fractionate NGLs; store crude oil, NGLs and natural gas; and transport crude oil, NGLs and natural gas.

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

Salt Manufacturing

According to the United States Geological Survey, approximately 270 million metric tons of salt were produced in the world in 2015. Salt is generally categorized into four types based upon the method of production: evaporated salt, solar salt, rock salt and salt in brine. Dry salt is produced through the following methods: solution mining and mechanical evaporation, solar evaporation or deep-shaft mining. US Salt produces salt using solution mining and mechanical evaporation. In solution mining, wells are drilled into salt beds or domes and then water is injected into the formation and circulated to dissolve the salt. After salt is removed from a solution-mined salt deposit, the empty cavern can often be used to store other substances, such as natural gas, NGLs or compressed air.

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

Natural gas storage and pipeline operators compete for customers primarily based on geographic location, which determines connectivity and proximity to supply sources and end-users, as well as price, operating reliability and flexibility, available capacity and service offerings. Our primary competitors in our natural gas storage market include other independent storage providers and major natural gas pipelines with storage capabilities embedded within their transmission systems. Our primary competitors in the natural gas transportation market include major natural gas pipelines and intrastate pipelines that can transport natural gas volumes between interstate systems. Long-haul pipelines often enjoy cost advantages over new pipeline projects with respect to options for delivering greater volumes to existing demand centers, and new projects and expansions proposed from time to time may serve the markets we serve and effectively displace the service we provide to customers.

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

Regulation

Our operations and investments are subject to extensive regulation by federal, state and local authorities. The regulatory burden on our operations increases our cost of doing business and, in turn, impacts our profitability. In general, midstream companies have experienced increased regulatory oversight over the past few years. We cannot predict the extent to which this trend will continue in the foreseeable future or in the long term.

Pipeline and Underground Storage Safety

We are subject to pipeline safety regulations imposed by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA regulates safety requirements in the design, construction, operation and maintenance of jurisdictional natural gas and hazardous liquid pipeline and storage facilities. All of our natural gas pipelines used in gathering, storage and transportation activities are subject to regulation by PHMSA under the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA), and all of our NGL and crude oil pipelines used in gathering, storage and transportation activities are subject to regulation by PHMSA as hazardous liquids pipelines under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (HLPSA).

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

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation. For example, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (Pipeline Safety Act), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

Furthermore, PHMSA is considering changes to its natural gas pipeline regulations to, among other things, expand the scope of high consequence areas, strengthen integrity management requirements applicable to existing operators; strengthen or expand non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and add new regulations to govern underground facilities that are not regulated today. See “We may incur higher costs as a result of pipeline integrity management program testing and additional safety legislation,” under Item 1A. Risk Factors for further discussion on PHMSA rulemaking. We cannot predict the final outcome of these legislative or regulatory efforts or the precise impact that compliance with any resulting new safety requirements may have on our business and investments.

Future environmental developments, such as stricter environmental laws or regulations, or more stringent enforcement of existing requirements could also directly affect our operations and investments. For example, in in June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards will require the use of certain equipment specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA began seeking additional information about methane emissions from existing equipment and processes in the oil and gas sector that may be used in developing Existing Source Performance Standards. In October 2015, the EPA reduced the National Ambient Air Quality Standard for ozone from 75 parts per billion to 70 parts per billion. The EPA is expected to finalize state recommended area designations by October 1, 2017 and states are also expected to implement their own rules, which could be more stringent than federal requirements. In matters that could have an indirect adverse effect on our business by decreasing demand for the services that we offer, the EPA has completed a study of potential adverse impacts that certain drilling methods (including hydraulic fracturing) may have on water quality and public health, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances, whereas, Congress has considered, and several states have proposed or enacted, legislation or regulations imposing more stringent or costly requirements for exploration and production companies to develop and produce hydrocarbons.

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

In Texas, we have filed with the Texas Railroad Commission (TRRC) to establish rates and terms of service for certain of our pipelines. Our assets in Texas include intrastate common carrier NGL pipelines subject to the regulation of the TRRC, which requires that our NGL pipelines file tariff publications that contain all the rules and regulations governing the rates and charges for services we perform. NGL pipeline rates may be limited to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

NGL Storage

Our NGL storage terminals are subject primarily to state and local regulation. For example, the Indiana Department of Natural Resources (INDNR) and the New York Department of Environmental Conservation (NYSDEC) have jurisdiction over the underground storage of NGLs and well drilling, conversion and plugging in Indiana and New York, respectively. Thus, the INDNR regulates aspects of our Seymour facility, and the NYSDEC regulates aspects of the Bath facility and our proposed storage facility near Watkins Glen.

We filed an application with the NYSDEC in October 2009 for an underground storage permit for our Watkins Glen NGL storage development project. The agency issued a Positive Declaration for the project in November 2010 and determined in August 2011 that the Draft Supplemental Environmental Impact Statement we submitted for the project was complete. In 2012, we modified our brine pond designs in response to local concerns and submitted to the NYSDEC final drawings and plans for our revised project design. The NYSDEC published a draft storage permit in October 2014 and held an issues conference in February 2015 to determine if any significant issues remain that require an adjudicatory hearing. In September 2016, we further modified our project design (i.e., reduced storage capacity, eliminated truck and rail transportation options, and eliminated brine pond capacity) in response to local concerns and perceptions. We are awaiting a ruling from the NYSDEC administrative law judge overseeing the issues conference on whether additional hearings are required for any of the technical issues. We cannot predict with certainty if and when the permitting process will be concluded.

Crude Oil Transportation

The transportation of crude oil by common carrier pipelines on an interstate basis is subject to regulation by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. FERC regulations require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. The ICA and FERC regulations also require that such rates be just and reasonable, and to be applied in a non-discriminatory manner and to not confer undue preference upon any shipper. The transportation of crude oil by common carrier pipelines on an intrastate is subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Intrastate common carriers must also offer service to all shippers requesting service on the same terms and under the same rates. Our crude oil pipelines in North Dakota are not common carrier pipelines and, therefore, are not subject to rate regulation by the FERC or any state regulatory commission. We cannot, however, provide assurance that the FERC will not, at some point, either at the request of other entities or on its own initiative, assert that some or all of our crude oil pipelines are subject to FERC requirements for common carrier pipelines or are otherwise not exempt from the FERC’s filing or reporting requirements, or that such an assertion would not adversely affect our results of operations. In the event the FERC were to determine that these crude oil pipelines are subject to FERC requirements for common carrier pipelines or otherwise would not qualify for a waiver from the FERC’s applicable regulatory requirements, we would likely be required to file a tariff with the FERC, provide a cost justification for the transportation charge and provide service to all potential shippers without undue discrimination, and we may also be subject to fines, penalties or other sanctions.

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers’ production activities by the NDIC impacts our operations. For example, during 2016, the NDIC approved additional requirements relating to site construction, underground gathering pipelines and spill containment that became effective on October 1, 2016 while other requirements relating to bonding requirements for underground gathering pipelines, and construction of berms around facilities became effective on January 1, 2017. Additionally, on July 1, 2014, the NDIC issued an order pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of certain percentages of natural gas produced in the state by specified dates, and subsequently modified that order in late 2015. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators subject to the legal requirements to meet these gas capture percentage goals would subject those operators to production restrictions, which developments could reduce the amount of commodities we gather on the Arrow system from those operators who are our customers and have a corresponding adverse impact on our business and results of operations.

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

In recent years, PHMSA and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary have pursued rules to better assure the safe transport of Bakken crude oil by rail. For example, in May 2015, PHMSA adopted a final rule that includes, among other things, providing new sampling and testing requirements to improve classification of Bakken crude oil transported.  We, as the owner of a Bakken crude loading terminal, may be adversely affected to the extent more stringent rail transport rules result in more significant operating costs in the shipment of Bakken crude oil by rail or as a result of delays or limitations of such shipments.
Natural Gas Storage and Transportation

Our equity investments’ natural gas pipelines used in gathering, storage and transportation activities are subject to regulation under NGPSA, and all of our equity investments’ crude oil pipelines used in gathering, storage and transportation activities are subject to regulation under HLPSA. On December 14, 2016, PHMSA issued final interim rules that impose new safety related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities, which will likely become effective in July 2017. To the extent we operate or manage natural gas storage facilities owned by our equity investments, we are evaluating the final interim rules and their potential impact on our equity investments. PHMSA’s interim final rules could significantly increase the costs of operating and maintaining natural gas storage facilities.

The interstate natural gas storage and transportation operations of our equity investments are subject to regulation by the FERC under the Natural Gas Act. Subsidiaries of our Stagecoach Gas and Tres Holdings joint ventures are regulated by the FERC as natural gas companies. Under the Natural Gas Act, the FERC has authority to regulate gas transportation services in interstate commerce, which includes natural gas storage services. The FERC exercises jurisdiction over rates charged for services and the terms and conditions of service; the certification and construction of new facilities; the extension or abandonment of services and facilities; the maintenance of accounts and records; the acquisition and disposition of facilities; standards of conduct between affiliated entities; and various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable, or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

The rates and terms and conditions of our natural gas storage and transportation equity investments are found in the FERC-approved tariffs of (i) Stagecoach Pipeline & Storage Company LLC (Stagecoach Pipeline), a wholly-owned subsidiary of Stagecoach Gas that owns the Stagecoach natural gas storage facility, the North-South Facilities and the MARC I Pipeline, (ii) Arlington Storage Company, LLC (Arlington Storage), a wholly-owned subsidiary of Stagecoach Gas that owns the Thomas Corners, Seneca Lake and Steuben natural gas storage facilities, and (iii) Tres Palacios, a wholly-owned subsidiary of Tres Holdings that owns the Tres Palacios natural gas storage facility. Stagecoach Pipeline, Arlington Storage and Tres Palacios are authorized to charge and collect market-based rates for storage services, and Stagecoach Pipeline is authorized to charge and collect negotiated rates for transportation services. Market-based and negotiated rate authority allows our equity investments to negotiate rates with individual customers based on market demand. A loss of market-based or negotiated rate authority or any successful complaint or protest against the rates charged or provided by our equity investments could have an adverse impact on our results of operations.

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

The interstate natural gas storage operations of our equity investments are also subject to non-rate regulation by various state agencies. For example, the NYSDEC has jurisdiction over well drilling, conversion and plugging in New York.  The NYSDEC therefore regulates aspects of the Stagecoach, Thomas Corners, Seneca Lake and Steuben natural gas storage facilities.

Supply and Logistics

The transportation of crude oil and NGLs by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations, which are administered by the United States Department of Transportation, cover the transportation of hazardous materials.

Environmental and Occupational Safety and Health Matters

Our operations and investments are subject to stringent federal, state, regional and local laws and regulations governing the discharge and emission of pollutants into the environment, environmental protection, or occupational health and safety. These laws and regulations may impose significant obligations on our operations, including the need to obtain permits to conduct regulated activities; restrict the types, quantities and concentration of materials that can be released into the environment; apply workplace health and safety standards for the benefit of employees; require remedial activities or corrective actions to mitigate pollution from former or current operations; and impose substantial liabilities on us for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the development of projects; and the issuance of injunctions restricting or prohibiting some or all of the activities in a particular area.

The following is a summary of the more significant existing federal environmental laws and regulations, each as amended from time to time, to which our business operations and investments are subject:

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

•
The Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, monitoring and reporting requirements and which serves as a legal basis for the EPA in adopting climate change regulatory initiatives relating to greenhouse gas (GHG) emissions;

•	The Water Pollution Control Act, also known as the federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters;

•
The Safe Drinking Water Act, which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of substances into below-ground formations that may adversely affect drinking water sources;

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

Certain of these federal environmental laws, as well as their state counterparts, impose strict, joint and several liability for costs required to clean up and restore properties where pollutants have been released regardless of whom may have caused the harm or whether the activity was performed in compliance with all applicable laws. In the course of our operations, generated materials or wastes may have been spilled or released from properties owned or leased by us or on or under other locations where these materials or wastes have been taken for recycling or disposal. In addition, many of the properties owned or leased by us were previously operated by third parties whose management, disposal or release of materials and wastes was not under our control. Accordingly, we may be liable for the costs of cleaning up or remediating contamination arising out of our operations or as a result of activities by others who previously occupied or operated on properties now owned or leased by us. Private parties, including the owners of properties that we lease and facilities where our materials or wastes are taken for recycling or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. We may not be able to recover some or any of these additional costs from insurance.

In 2013, the EPA identified potential violations by our Bath storage facility of the Clean Air Act and a 2007 settlement order entered into by the facility’s prior owner. Although the storage facility has since been brought into compliance, we entered into a consent agreement with the EPA in September 2016 to resolve the alleged violations. We paid a civil penalty of $154,000 under the consent agreement in October 2016, and we agreed to fund approximately $158,000 of the EPA approved supplemental projects by May 31, 2017.

During 2014, we experienced three releases on our Arrow produced water gathering system that resulted in approximately 28,000 barrels of produced water being released on lands within the boundaries of the Fort Berthold Indian Reservation. In May 2015, we experienced another release of approximately 5,200 barrels of produced water. We have substantially completed our remediation efforts for the spills, and we believe our remediation costs will be recoverable under our insurance policies.

In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the 2014 water releases. We responded to the NOPV in May 2015, and have commenced settlement discussions with the EPA concerning the NOPV. We expect to enter into a settlement agreement in the second quarter of 2017 and, thereafter commence the remediation actions contemplated by the settlement agreement.

On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases. We have responded to all information requests, and we cannot predict whether the Department of Justice or any United States Attorney’s Office will require additional information or file charges in this matter.

In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million. In September 2015, the notice of violation was stayed upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of ongoing settlement discussions with the regulatory agencies asserting jurisdiction over the water releases. Although we continue to have productive settlement conversations with the Tribe, we cannot predict if or when we will be able to settle the dispute.

Employees

As of February 10, 2017, we had 1,219 full-time employees, 285 of which were general and administrative employees and 934 of which were operational. As of February 10, 2017, US Salt had 145 employees, 109 of which are members of a labor union. We believe that our relationship with our employees (including union labor) is satisfactory.

Available Information

Our website is located at www.crestwoodlp.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as we electronically file such material with the SEC. These documents are also available, free of charge, at the SEC’s website at www.sec.gov. In addition, copies of these documents, excluding exhibits, may be requested at no cost by contacting Investor Relations, Crestwood Equity Partners LP or Crestwood Midstream Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, and our telephone number is (832) 519-2200.

We also make available within the “Corporate Governance” section of our website our corporate governance guidelines, the charter of our Audit Committee and our Code of Business Conduct and Ethics. Requests for copies may be directed in writing to Crestwood Equity Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, Attention: General Counsel. Interested parties may contact the chairperson of any of our Board committees, our Board’s independent directors as a group or our full Board in writing by mail to Crestwood Equity Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, Attention: General Counsel. All such communications will be delivered to the director or directors to whom they are addressed.

Item 1A. Risk Factors

Risks Inherent in Our Business

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, although capital investment in certain areas may have increased as crude oil prices improved in late 2016, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include the lifting of the United States’ crude oil export ban and production cuts and freezes implemented by Organization of the Petroleum Exporting Countries (OPEC) members and Russia, including the production cuts announced by OPEC in November 2016. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

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

If volatility and seasonality in the oil and gas industry decrease, because of increased production capacity or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices, as the industry is currently experiencing, could adversely impact storage and transportation values for some period of time until market conditions adjust. With West Texas Intermediate crude oil prices ranging from $26.21 to $54.06 per barrel in 2016, the sustainability of recent prices improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition, and results of operations.

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

The significant decline in energy commodity prices in recent years has led to an increased concern by energy investors regarding the future outlook for the industry. This has resulted in a historic decline in equity and debt valuations in the publicly traded capital markets as well as increased trading volatility. As a result, our publicly traded common units have substantially decreased in value with a corresponding increase in yield resulting in a higher cost of capital than we have historically experienced. Our growth strategy depends on our ability to identify, develop and contract for new growth projects and raise the investment capital, at a reasonable cost of capital, required to generate accretive returns from the growth project. This trend may continue and could negatively impact our ability to grow for any of the following reasons:

•	access to the public equity and debt markets for partnerships of similar size to us may limit our ability to raise new equity and debt capital to finance new growth projects;

•
if the current downturn persists, based on current market conditions, it is unlikely that we could issue equity at costs of capital that would enable us to invest in new growth projects on an accretive basis; or

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

Certain of our operations and investments depend on assets owned and controlled by third parties to operate effectively. For example, (i) certain of our “rich gas” gathering systems depend on interconnections and processing plants owned by third parties for us to move gas off our systems; (ii) our crude oil gathering systems depend on third-party pipelines to move crude to demand markets or rail terminals and our crude oil rail terminals depend on railroad companies to move our customers’ crude oil to market; and (iii) our natural gas storage facilities rely on third-party interconnections and pipelines to receive and deliver natural gas. Since we do not own or operate these third-party facilities, their continuing operation is outside of our control. If third-party facilities become unavailable or constrained, or other downstream facilities utilized to move our customers’ product to their end destination become unavailable, it could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions.

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

We generate a substantial portion of our gathering revenues from a limited number of oil and gas producers. Given the current low commodity price environment, we anticipate that certain of our producer customers could experience declining cash flows and increased leverage. As a result, certain of our producer customers levered to shale production may reduce capital spending (or continue capital spending levels lower than historical levels) and/or shut in production for economic reasons, which could result in lower revenues for us. In the event these market conditions persist, this could lead to the loss of a significant customer, which could also cause a significant decline in our revenues. In addition, to the extent our producer customers have weathered the challenges of lower commodity prices over the past few years, we cannot provide any assurance that they will remain viable over a longer period of lower commodity prices.

Declines in natural gas, NGL or crude prices could adversely affect our business.

Energy commodity prices have declined substantially since 2014 due to a wide range of factors, including a continuing growth of supply, slowdown or decline in demand, and challenges in economic, financial and monetary markets. Sustained low natural gas, NGL and crude oil prices have recently negatively impacted natural gas and oil exploration and production activity levels industry-wide and in the areas we operate. A continued slowdown in activity can result in a decline in the production of hydrocarbons over time, resulting in reduced throughput on our systems, plants, trucks and terminals. Such a decline could also potentially affect the ability of our customers to continue their operations. As a result, sustained low natural gas and crude oil prices could have a material adverse effect on our business, results of operations, and financial condition. In general, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.

Our gathering and processing operations depend, in part, on drilling and production decisions of others.

Our gathering and processing operations are dependent on the continued availability of natural gas and crude oil production. We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems, or the rate at which production from a well declines. Our gathering systems are connected to wells whose production will naturally decline over time, which means that our cash flows associated with these wells will decline over time. To maintain or increase throughput levels on our gathering systems and utilization rates at our natural gas processing plants, we must continually obtain new natural gas and crude oil supplies. Our ability to obtain additional sources of natural gas and crude oil primarily depends on the level of successful drilling activity near our systems, our ability to compete for volumes from successful new wells, and our ability to expand our system capacity as needed. If we are not able to obtain new supplies of natural gas and crude oil to replace the natural decline in volumes from existing wells, throughput on our gathering and processing facilities would decline, which could have a material adverse effect on our results of operations and distributable cash flow.

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

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The combination of the reduction of cash flows resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facility and the lack of availability of debt or equity financing may result in a significant reduction of customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

Our marketing, supply and logistics operations are subject to commodity risk, basis risk, or risk of adverse market conditions, which can adversely affect our financial condition and results of operations.

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

Under GAAP, during the years ended December 31, 2016, 2015 and 2014, we were required to record $194.0 million, $2,223.8 million and $82.0 million of long-lived asset and goodwill impairments related to certain of our reporting units because changes in circumstances or events (of which one of the several indicators of impairment was considered jointly is a significant and other than temporary decrease in our market capitalization) indicated that the carrying values of such assets exceeded their fair value and were not recoverable.

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

We had approximately $1.5 billion of long-term debt outstanding as of December 31, 2016. Our inability to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or investments, or cause us to make non-strategic divestitures;

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

Our revolving credit facility contains various covenants and restrictive provisions that will limit our ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

Furthermore, our revolving credit facility contains covenants which requires us to maintain certain financial ratios such as (i) a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.50 to 1.0; (ii) a consolidated EBITDA to consolidated interest expense ratio (as defined in our credit agreement) of not less than 2.50 to 1.00, and (iii) a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.00.

Borrowings under our revolving credit facility are secured by pledges of the equity interests of, and guarantees by, substantially all of our restricted domestic subsidiaries, and liens on substantially all of our real property (outside of New York) and personal property. None of our equity investments have guaranteed, and none of the assets of our equity investments secure, our obligations under our revolving credit facility.

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

Our credit agreement and indentures contain provisions relating to change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. In such an event, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood

Equity’s general partner or its parent companies to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent.”

Our ability to make cash distributions may be diminished, and our financial leverage could increase, if we are not able to obtain needed capital or financing on satisfactory terms.

Historically, we have used cash flow from operations, borrowings under our revolving credit facilities and issuances of debt or equity to fund our capital programs, working capital needs and acquisitions. Our capital program may require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations decreases or distributions from our equity investments decrease as a result of lower throughput volumes on our systems or otherwise, our ability to expend the capital necessary to expand our business or increase our future cash distributions may be limited. If our cash flow from operations and the distributions we receive from subsidiaries are insufficient to satisfy our financing needs, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or general economic conditions at the time of any such financing or offering. Even if we are successful in obtaining the necessary funds, the terms of such financings could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. If additional capital resources are unavailable, we may curtail our activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We operate joint ventures that may limit our operational flexibility.

We conduct a meaningful portion of our operations through joint ventures (including our Crestwood Permian, Jackalope, PRBIC, Stagecoach Gas and Tres Palacios joint ventures), and we may enter into additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

•	could have limited ability to influence or control certain day to day activities affecting the operations;

•	could have limited control on the amount of capital expenditures that we are required to fund with respect to these operations;

•	could be dependent on third parties to fund their required share of capital expenditures;

•	may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets; and

•	may be required to offer business opportunities to the joint venture, or rights of participation to other joint venture members, participants in certain areas of mutual interest.

In addition, joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture. The performance and ability of our joint venture partners to satisfy their obligations under joint venture arrangements is outside of our control. If these parties do not satisfy their obligations, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, and disputes between us and our joint venture partners may result in delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

Moreover, our decision to operate aspects of our business through joint ventures could limit our ability to consummate strategic transactions. Similarly, due to the perceived challenges of existing joint ventures, companies like ours that fund a considerable portion of their operations through joint ventures may be less attractive merger or take-over candidates. We cannot provide any assurance that our operating model will not negatively affect the value of our common units.

We may not be able to renew or replace expiring contracts.

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2016, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately 10 years, and our consolidated portfolio of crude oil gathering contracts is approximately six years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

Our operations, including our joint ventures, are subject to extensive regulation by federal, state and local regulatory authorities. For example, because Stagecoach Gas transports natural gas in interstate commerce and stores natural gas that is transported in interstate commerce, Stagecoach Gas’ natural gas storage and transportation facilities are subject to comprehensive regulation by the FERC under the Natural Gas Act. Federal regulation under the Natural Gas Act extends to such matters as:
•rates, operating terms and conditions of service;

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

Natural gas companies may not charge rates that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. Existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases proposed by a regulated pipeline or storage provider may be challenged and such increases may ultimately be rejected by the FERC. Stagecoach Gas holds authority from the FERC to charge and collect (i) market-based rates for interstate storage services provided at the Stagecoach, Thomas Corners, Seneca Lake and Steuben facilities and (ii) negotiated rates for interstate transportation services provided by the North-South Facilities and MARC I Pipeline. The FERC has authorized Tres Palacios to charge and collect market-based rates for interstate storage services provided by its natural gas facilities. The FERC’s “market-based rate” policy allows regulated entities to charge rates different from, and in some cases, less than, those which would be permitted under traditional cost-of-service regulation. Among the sorts of changes in circumstances that could raise market power concerns would be an expansion of capacity, acquisitions or other changes in market dynamics. There can be no guarantee that our joint ventures will be allowed to continue to operate under such rate structures for the remainder of their assets’ operating lives. Any successful challenge against rates charged for their storage and transportation services, or their loss of market-based rate authority or negotiated rate authority, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

Our operations are subject to compliance with environmental and operational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety aspects of our operations, the discharge of materials into the environment and otherwise relating to environmental protection. Such environmental laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable legal requirements, the application of specific health and safety criteria addressing worker protections and the imposition of restrictions on the generation, handling, treatment, storage, disposal and transportation of materials and wastes.

Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil and criminal penalties, the imposition of remedial liabilities, the occurrence of delays in permitting or development of projects and the issuance of injunctions restricting or prohibiting some or all of our activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where materials or wastes have been disposed or otherwise released. In the course of our operations, generated materials or wastes may have been spilled or released from properties owned or leased by us or on or under other locations where these materials or wastes have been taken for recycling or disposal.

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services and salt products. For example, in June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards will require the use of certain equipment specific emissions control practices, require additional controls for pneumatic controllers and pumps as well as compressors, and impose leak detection and repair requirements for natural gas compressor and booster stations. These rules and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations and could delay or curtail our customers’ activities, which costs, delays or curtailment could adversely affect our business. In addition, in October 2015, the EPA issued a final rule under the federal Clean Air Act lowering the United States National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA also released a final rule in May 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide, with the U.S. Supreme Court accepting review of this rule in January 2017 to determine whether jurisdiction resides with the federal district or appellate courts. To the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our compliance with these or other new or amended legal requirements could result in our incurring significant additional expense and operating delays or restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could reduce net income. Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our services.

The EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (PSD) construction and Title V operating permit reviews for GHGs from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet best available control technology standards that typically will be established by the states. The EPA has also adopted regulations requiring the annual reporting of GHG emissions from specified large GHG emission sources in the United States including certain oil and natural gas production, processing, transmission, storage and distribution facilities as well as certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal.

While the United States Congress has considered adopting legislation from time to time to reduce emissions of GHGs, in the absence of any such legislation in recent years, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, to acquire and surrender emission allowances. On an international level, the United States is one of numerous nations that prepared an international climate change agreement in Paris, France in December 2015, requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and became effective in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but does include pledges to voluntarily limit or reduce future emissions. It is not possible at this time to predict how or when the United States might impose legal requirements as a result of this international agreement.

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

Moreover, new legislation or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital costs, operational delays and costs of operations. For example, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

With regard to storage facilities, on December 14, 2016, PHMSA issued final interim rules that impose new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules respond to aspects of the 2016 Pipeline Safety Act, which was enacted following the well-publicized leak at the Aliso Canyon natural gas storage facility. The final interim rules adopt and make mandatory two American Petroleum Institute Recommend Practices (API RP 1170 and 1171) that, among other things, address construction, maintenance, risk-management and integrity-management procedures.

On January 13, 2017, PHMSA issued a final rule that amends its pipeline safety regulations for the design, construction, testing, operation and maintenance of hazardous liquids pipelines.  The final rule imposes more stringent standards that determine how operators repair aging and high-risk infrastructure, increase the frequency of tests that assess pipeline conditions, and require operators to report more operating and safety data.  Among other things, the final rule: (i) extends an operator’s reporting requirements to gravity and hazardous liquids gathering pipelines; (ii) requires operators to inspect pipelines in areas affected by extreme weather and similar events within a certain timeframe; (iii) impose new requirements to periodically “pig” transmission pipelines in areas outside of high consequence areas; (iv) broadens the requirement for the use of leak detection systems; and (v) increases the use of inline inspection tools.  However, the date of implementation of this final rule by publication in the Federal Registrar is uncertain given the recent change in Presidential administrations.

We are evaluating PHMSA’s new rules, and we cannot predict the precise impact that compliance with the new rules will have on our business.  The new rules may, among other things, require us or our joint ventures to install new or modified safety controls, undertake additional capital projects or conduct maintenance programs on an expedited basis.  The costs of complying with the new PHMSA rules, as well as other rules under consideration by PHMSA or other agencies, could have a material adverse effect on our cash flows and results of operations.

Our business involves many hazards and risks, some of which may not be fully covered by insurance.

Our operations are subject to many risks inherent in gathering, processing, storage and transportation segments of the energy midstream industry, such as:

•	damage to pipelines and plants, related equipment and surrounding properties caused by natural disasters and acts of terrorism;

•	subsidence of the geological structures where we store NGLs, or storage cavern collapses;

•	operator error;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks, migrations or losses of natural gas, NGLs or crude oil;

•	fires and explosions;

•	cyber intrusions; and

•	other hazards that could also result in personal injury, including loss of life, property and natural resources damage, pollution of the environmental or suspension of operations.

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

We may not have sufficient cash each quarter to pay quarterly distributions to our common unitholders or, alternatively, we may reallocate a portion of our available cash to debt repayment or capital investment. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, distributions received from our joint ventures, and payments of fees and expenses as well as decisions the board of directors makes regarding acceptable levels of debt or the desire to invest in new growth projects. Our board typically reviews these factors on a quarterly basis. Before we pay any cash distributions on our preferred and common units, we will establish reserves and pay fees and expenses, including reimbursements to our general partner and its affiliates, for all expenses they incur and payments they make on our behalf. These costs will reduce the amount of cash available to pay distributions to our common unitholders and, to the extent we are unable to declare and pay fixed cash distributions on our preferred units following the quarter ending September 30, 2017, we cannot make cash distributions to our common unitholders until all payments accruing on the preferred units have been repaid.

The amount of cash we have available to distribute on our preferred and common units will fluctuate from quarter to quarter based on, among other things:

•
the rates charged for services and the amount of services customers purchase, which will be affected by, among other things, the overall balance between the supply of and demand for commodities, governmental regulation of our rates and services, and our ability to obtain permits for growth projects;

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

In the event we continue to distribute all of our available cash or decide to reallocate cash to debt reduction, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we decide to reallocate cash to debt reduction or invest in new capital projects, we may be unable to maintain or increase our per unit distribution level. Subject to certain restrictions that apply if we are not able to pay cash distributions to our preferred unitholders following the quarter ending September 30, 2017, there are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unit holders.

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

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our existing common unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing common unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of the common units may decline.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our common unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Crestwood Holdings, as a result of it owning our general partner, and not by our common unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our common unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

The amount of cash we have available for distribution to common unitholders depends primarily on our cash flow (including distributions from joint ventures) and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings and cash distributions received from our joint ventures, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Crestwood Holdings and its affiliates may sell its common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units. Additionally, Crestwood Holdings may pledge or hypothecate its common units or is interest in Crestwood Holdings LP.

As of December 31, 2016, Crestwood Holdings and its affiliates beneficially held an aggregate of 17,908,700 limited partner units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which the common units are traded. Additionally, Crestwood Holdings may pledge or hypothecate its common units or its interest in Crestwood Holdings LP (Holdings LP) or its subsidiaries. Such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect, and do not have the right to elect, our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by Crestwood Holdings, the general partner of the sole member of our general partner, Holdings LP, which currently is the only voting member of the general partner of Holdings LP, and effectively has the authority to appoint all of our directors. Although our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to its sole member, Holdings LP.
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
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, Holdings LP, from transferring its ownership interest in our general partner to a third party. Additionally, Holdings LP’s general partner interest in our general partner is pledged as collateral under a Credit Agreement between Crestwood Holdings and various lenders (Holdings Credit Agreement).  In the event of a default by Crestwood Holdings under the Holdings Credit Agreement, the lenders may foreclose on the pledged general partner interest and take or transfer control of our general partner without unitholder consent. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers. This effectively permits a “change of control” without the vote or consent of the common unitholders. In addition, such a change of control could result in our indebtedness becoming due. Please read “A change of control could result in us facing substantial repayment obligations under our revolving credit facility and senior notes.
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
If at any time our general partner and its affiliates own more than 80% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2016, the directors and executive officers of our general partner owned approximately 6% of our common units.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes.
Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, in January 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code were published in the Federal Registrar. The final regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the final regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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
In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to you without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in cancellation of indebtedness income (COD income) being allocated to our unitholders as taxable income. You may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If you sell your common units, you will recognize a gain or loss equal to the difference between your amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our total net taxable income result in a reduction in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units you may incur a tax liability in excess of the amount of cash you receive from the sale.
Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the Allocation Date), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of our properties is included in Item 1. Business, and is incorporated herein by reference. We also lease office space for our corporate offices in Houston, Texas and our executive offices in Kansas City, Missouri and Fort Worth Texas.

We lease and rely upon our customers’ property rights to conduct a substantial part of our operations, and we own or lease the property rights necessary to conduct our storage and transportation operations. We believe that we have satisfactory title to our assets. Title to property may be subject to encumbrances. For example, we have granted to the lenders of our revolving credit facility security interests in substantially all of our real property interests. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use in the operation of our business.

Item 3. Legal Proceedings

A description of our legal proceedings is included in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Crestwood Equity. Crestwood Equity’s common units representing limited partner interests are traded on the NYSE under the symbol “CEQP.” The following table sets forth the range of high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
2016
December 31, 2016	$18.51	$25.70	0.600
September 30, 2016	18.67	22.22	0.600
June 30, 2016	10.40	23.59	0.600
March 31, 2016	7.90	21.56	0.600
2015
December 31, 2015	$18.80	$22.79	$1.375
September 30, 2015	22.20	44.50	1.375
June 30, 2015	40.10	70.10	1.375
March 31, 2015	58.00	84.60	1.375

The last reported sale price of Crestwood Equity’s common units on the NYSE on February 10, 2017, was $27.20. As of that date, Crestwood Equity had 69,713,195 common units issued and outstanding, which were held by 238 unitholders of record.

Distribution Policy

Preferred Units. We are required to make quarterly distributions to our Preferred Unit holders. The holders of the Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Through the quarter ending September 30, 2017 (the Initial Distribution Period), distributions on the Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at our election. If we elect to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrue the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on the Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

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

On February 14, 2017, Crestwood Equity paid a distribution of $0.60 per limited partner unit ($2.40 per limited partner unit on an annualized basis) to its unitholders of record on February 7, 2017.

Issuer Purchases of Equity Securities

For the year ended December 31, 2016, we relinquished 57,508 common units to cover payroll taxes upon the vesting of restricted units.

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of the Crestwood Equity equity compensation plan information as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	5,019,893
Total	—	$—	5,019,893

Crestwood Midstream. Prior to the Simplification Merger, Crestwood Midstream’s common units representing limited partner interests were traded on the NYSE under the symbol “CMLP.” As a result of the completion of the Simplification Merger on September 30, 2015, Crestwood Midstream became a wholly-owned subsidiary of Crestwood Equity, its common units ceased to be issued on the NYSE and its IDRs were eliminated.

The following table sets forth the range of high and low sales prices of the Crestwood Midstream common units prior to the Simplification Merger, as reported by the NYSE, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
2015
June 30, 2015	$10.84	$16.90	$0.410
March 31, 2015	13.03	16.77	0.410

Item 6. Selected Financial Data

Crestwood Midstream. This information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Crestwood Equity. Crestwood Equity’s consolidated financial statements were originally the financial statements of Legacy Crestwood GP prior to being acquired by us on June 19, 2013. Our acquisition of Legacy Crestwood GP was accounted for as a reverse acquisition under the purchase method of accounting in accordance with the accounting standards for business combinations. The accounting for a reverse acquisition results in the legal acquiree (Legacy Crestwood GP) being the acquirer for accounting purposes. Although Legacy Crestwood GP was the acquirer for accounting purposes, we were the acquirer for legal purposes; consequently, we changed our name from Crestwood Gas Services GP, LLC to Crestwood Equity Partners LP.

The income statement and cash flow data for each of the three years ended December 31, 2016 and balance sheet data as of December 31, 2016 and 2015 were derived from our audited financial statements. We derived the income statement and cash flow data for each of the two years ended December 31, 2013 and the balance sheet data as of December 31, 2014, 2013 and 2012 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15. Exhibits and Financial Statement Schedules included elsewhere in this report.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and gain or loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our historical cost savings initiatives, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

	Crestwood Equity Partners LP
	Year Ended December 31,
	2016	2015	2014	2013 (1)	2012
	(in million, except per unit data)
Statement of Income Data:
Revenues	$2,520.5	$2,632.8	$3,931.3	$1,426.7	$239.5
Operating income (loss)	(108.7)	(2,084.8)	117.9	28.2	61.4
Income (loss) before income taxes	(191.8)	(2,305.1)	(9.3)	(49.6)	25.6
Net income (loss)	(192.1)	(2,303.7)	(10.4)	(50.6)	24.4
Net income (loss) attributable to Crestwood Equity Partners LP	(216.3)	(1,666.9)	56.4	6.7	14.9

Performance Measures:

Diluted net income (loss) per limited partner unit: (2)	$(3.55)	$(54.00)	$3.03	$0.59	$3.73

Distributions declared per limited partner unit(3)	$3.175	$5.50	$5.50	$6.925	$13.30

Other Financial Data:
EBITDA (unaudited)	$152.9	$(1,844.9)	$403.1	$196.2	$134.6
Adjusted EBITDA (unaudited)	455.6	527.4	495.9	297.7	134.4
Net cash provided by operating activities	346.1	440.7	283.0	188.3	102.1
Net cash provided by (used in) investing activities	867.2	(212.7)	(483.0)	(1,042.9)	(616.6)
Net cash provided by (used in) financing activities	(1,212.2)	(236.3)	203.6	859.7	513.8

Balance Sheet Data:
Property, plant and equipment, net	$2,097.6	$3,310.8	$3,893.8	$3,905.3	$1,102.4
Total assets	4,448.9	5,762.8	8,421.7	8,476.0	2,279.1
Total debt, including current portion	1,523.7	2,502.9	2,356.8	2,218.8	662.7
Other long-term liabilities(4)	44.6	47.5	47.2	140.4	17.2
Partners’ capital	2,539.0	2,946.9	5,584.5	5,508.6	1,550.7

	Crestwood Equity Partners LP
	Year Ended December 31,
	2016	2015	2014	2013 (1)	2012
	(in millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income (loss)	$(192.1)	$(2,303.7)	$(10.4)	$(50.6)	$24.4
Depreciation, amortization and accretion	229.6	300.1	285.3	167.9	73.2
Interest and debt expense, net	125.1	140.1	127.1	77.9	35.8
(Gain) loss on modification/extinguishment of debt	(10.0)	20.0	—	—	—
Provision (benefit) for income taxes	0.3	(1.4)	1.1	1.0	1.2
EBITDA	152.9	(1,844.9)	403.1	196.2	134.6
Unit-based compensation charges	19.2	19.7	21.3	17.4	1.9
(Gain) loss on long-lived assets, net(5)	65.6	821.2	1.9	(5.3)	—
Goodwill impairment(6)	162.6	1,406.3	48.8	4.1	—
(Gain) loss on contingent consideration(7)	—	—	8.6	31.4	(6.8)
(Earnings) loss from unconsolidated affiliates, net(8)	(31.5)	60.8	0.7	0.1	—
Adjusted EBITDA from unconsolidated affiliates, net	61.1	25.3	6.9	2.5	—
Change in fair value of commodity inventory-related derivative contracts	14.1	5.4	(10.3)	10.7	—
Significant transaction and environmental-related costs and other items(9)	11.6	33.6	14.9	40.6	4.7
Adjusted EBITDA	$455.6	$527.4	$495.9	$297.7	$134.4

	Crestwood Equity Partners LP
	Year Ended December 31,
	2016	2015	2014	2013 (1)	2012
Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$346.1	$440.7	$283.0	$188.3	$102.1
Net changes in operating assets and liabilities	(57.9)	(98.0)	73.8	(19.6)	(4.1)
Amortization of debt-related deferred costs, discounts and premiums	(6.9)	(8.9)	(8.5)	(9.2)	(5.5)
Interest and debt expense, net	125.1	140.1	127.1	77.9	35.8
Market adjustment on interest rate swaps	—	0.5	2.7	1.7	—
Unit-based compensation charges	(19.2)	(19.7)	(21.3)	(17.4)	(1.9)
Gain (loss) on long-lived assets, net(5)	(65.6)	(821.2)	(1.9)	5.3	—
Goodwill impairment(6)	(162.6)	(1,406.3)	(48.8)	(4.1)	—
Gain (loss) on contingent consideration(7)	—	—	(8.6)	(31.4)	6.8
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	(7.6)	(73.6)	(0.7)	(0.1)	—
Deferred income taxes	3.1	3.6	5.2	2.8	—
Provision (benefit) for income taxes	0.3	(1.4)	1.1	1.0	1.2
Other non-cash income (expense)	(1.9)	(0.7)	—	1.0	0.2
EBITDA	152.9	(1,844.9)	403.1	196.2	134.6
Unit-based compensation charges	19.2	19.7	21.3	17.4	1.9
(Gain) loss on long-lived assets, net(5)	65.6	821.2	1.9	(5.3)	—
Goodwill impairment(6)	162.6	1,406.3	48.8	4.1	—
(Gain) loss on contingent consideration(7)	—	—	8.6	31.4	(6.8)
(Earnings) loss from unconsolidated affiliates, net(8)	(31.5)	60.8	0.7	0.1	—
Adjusted EBITDA from unconsolidated affiliates, net	61.1	25.3	6.9	2.5	—
Change in fair value of commodity inventory-related derivative contracts	14.1	5.4	(10.3)	10.7	—
Significant transaction and environmental-related costs and other items(9)	11.6	33.6	14.9	40.6	4.7
Adjusted EBITDA	$455.6	$527.4	$495.9	$297.7	$134.4

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

(5)
During 2016, we recorded a loss of approximately $32.4 million on the deconsolidation of our NE S&T assets. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2 and 6. During 2014, we recorded a gain of approximately $30.6 million on the sale of our investment in Tres Palacios. For a further discussion of this transaction see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. In addition, during 2015 and 2014, we recorded property, plant and equipment impairments of approximately $501.7 million and $13.2 million. During 2016, 2015 and 2014, we recorded intangible asset impairments of approximately $31.4 million, $316.6 million and $21.3 million. For a further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(6)
For a further discussion of our goodwill impairments recorded during 2016, 2015 and 2014, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(7)
During 2014 and 2013, we recorded a loss on contingent consideration which reflects the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012.

(8)
During 2015, we recorded impairments of our PRBIC and Jackalope equity investments of approximately $23.4 million and $51.4 million. For a further discussion of these impairments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(9)
Significant transaction and environmental-related costs and other items for the years ended December 31, 2016, 2015, 2014 and 2013, primarily include costs incurred related to our historical cost savings initiatives, the Simplification Merger, and mergers, acquisitions and joint venture transactions.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to successfully implement our business plan for our assets and operations;

•	governmental legislation and regulations;

•	industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;

•	industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;

•	weather conditions;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	economic conditions;

•	costs or difficulties related to the integration of acquisitions and success of our joint ventures’ operations;

•	environmental claims;

•
operating hazards and other risks incidental to the provision of midstream services, including gathering, compressing, treating, processing, fractionating, transporting and storing energy products (i.e., crude oil, NGLs and natural gas) and related products (i.e., produced water);

•	interest rates; and

•	the price and availability of debt and equity financing, including our ability to raise capital through alternatives like joint ventures; and

•	the ability to sell or monetize assets, to reduce indebtedness, to repurchase our equity securities, to make strategic investments, or for other general partnership purposes.

We have described under Part I, Item 1A. Risk Factors, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect.

Overview
We own and operate crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. We conduct our operations through our wholly-owned subsidiary, Crestwood Midstream, a limited partnership that owns and operates gathering, processing, storage, and transportation assets in the most prolific shale plays across the United States.

Our Company

We provide broad-ranging services to customers across the crude oil, NGL and natural gas sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. We own or control:

•	natural gas facilities with approximately 2.5 Bcf/d of gathering capacity and 516 MMcf/d of processing capacity;

•
NGL facilities with approximately 20,000 Bbls/d of fractionation capacity and 2.8 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting more than 294,000 Bbls/d of NGLs; and

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.5 MMBbls of storage capacity, 48,000 Bbls/d of transportation capacity, and 160,000 Bbls/d of rail loading capacity.
In addition, through our equity investments in joint ventures, we have ownership interests in:

•
natural gas facilities with approximately 0.1 Bcf/d of gathering capacity, 120 MMcf/d of processing capacity, 79.3 Bcf of certificated working storage capacity, and 1.4 Bcf/d of transportation capacity; and

•	crude oil facilities with approximately 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of working storage capacity.

Our financial statements reflect three operating and reporting segments: (i) gathering and processing, which includes our natural gas, crude oil and produced water G&P operations; (ii) storage and transportation, which includes our natural gas and crude oil storage and transportation operations; and (iii) marketing, supply and logistics, which includes our NGL supply and logistics business, crude oil storage and rail loading facilities and fleet, and salt production business.

Gathering and Processing

Our G&P operations and investments provide gathering, compression, treating, and processing services to producers in multiple unconventional resource plays across the United States and we have established footprints in “core of the core” areas of many of the largest shale plays. We believe that our strategy of focusing on prolific shale plays positions us well to (i) generate greater returns in the near term while commodity prices remain depressed, (ii) capture greater upside economics when commodity prices normalize, and (iii) in general, better manage through commodity price cycles and production changes associated therewith.

Our G&P operations primarily include:

•
Bakken. We own and operate an integrated crude oil, natural gas and produced water gathering system (the Arrow system) on Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. The Arrow system consists of 590 miles of low-pressure gathering pipeline capable of gathering 100 MMcf/d of natural gas, 125 MBbls/d of crude oil, and 40 MBbls/d of produced water. We also have approximately 266,000 Bbls of crude oil working storage capacity at the Arrow central delivery point;

•
Marcellus. We own and operate natural gas gathering and compression systems in Harrison, Doddridge and Barbour Counties, West Virginia. These systems have a total gathering capacity of 875 MMcf/d and 138,080 horsepower of compression;

•
Barnett. We own and operate (i) a low-pressure natural gas gathering system with a gathering capacity of approximately 425 MMcf/d of rich gas produced by our customers in Hood and Somervell Counties, Texas, which delivers the rich gas to our processing plant where NGLs are extracted from the natural gas stream; and (ii) low-pressure gathering systems with a gathering capacity of 500 MMcf/d of dry natural gas produced by our customers in Tarrant and Denton Counties, Texas;

•
Fayetteville. We own and operate five low-pressure gas gathering systems with a gathering capacity of approximately 510 MMcf/d of dry natural gas produced by our customers in Conway, Faulkner, Van Buren, and White Counties, Arkansas;

•
Granite Wash. We own and operate a low-pressure natural gas gathering system with a gathering capacity of approximately 36 MMcf/d of rich gas produced by our customers in Roberts County, Texas, and a processing plant that extracts NGLs from the natural gas stream;

•
Delaware Permian. We own and operate low-pressure dry gas and rich natural gas gathering systems with a primary focus on the Willow Lake system, which includes approximately 55 MMcf/d of processing capacity that serves our customers in Eddy County, New Mexico. We also own a 50% interest in the Crestwood Permian joint venture with an affiliate of First Reserve, which we account for under the equity method of accounting. Crestwood Permian, which we operate, is the Nautilus gathering system for SWEPI’s gas production in an area of dedication (approximately 100,000 acres) in Loving, Reeves and Ward Counties, Texas. The Nautilus gathering system, which is initially designed to gather approximately 250 MMcf/d, is supported by a 20-year gathering agreement. Crestwood Permian expects to invest a total of approximately $180 million in the Nautilus gathering system, with the targeted initial in-service date on or before July 1, 2017; and

•
PRB Niobrara. We own a 50% interest in the Jackalope joint venture with Williams, which we account for under the equity method of accounting. The joint venture, operated by Williams, owns the Jackalope gas gathering system and Bucking Horse processing plant. The Jackalope system is supported by a 20-year gathering and processing agreement with Chesapeake under an area of dedication of approximately 388,000 gross acres in the core of the PRB Niobrara.

Although the cash flows from our G&P operations are predominantly fee-based under contracts with original terms ranging from 5-20 years, the results of our G&P operations are significantly influenced by the volumes gathered and processed through our systems. For example, due to market conditions that ultimately resulted in 2015 bankruptcy filings of two of our G&P customers (Quicksilver and Sabine), we gathered significantly lower volumes for those customers last year as they continued to shut-in wells during their respective bankruptcy proceedings. In April 2016, BlueStone bought Quicksilver’s assets out of bankruptcy and thereafter returned to production wells that were previously shut-in by Quicksilver. We entered into new 10-year agreements with BlueStone to gather and process its production under fixed-fee and percent-of-proceeds fee structures, and pursuant to the agreements, BlueStone will not shut-in or choke back production for economic purposes through the end of 2018. As a result, the volumes we are now gathering and processing have returned to levels consistent with those preceding Quicksilver’s bankruptcy filing. Sabine continues to work with the bankruptcy court on its bankruptcy filing, and we continue to monitor their proceedings, and although our exposure to Sabine is not material, the outcome could impact our G&P segment’s results of operations in the future.

The cash flows from our G&P operations can also be impacted in the short term by changing commodity prices, seasonality and weather fluctuations. We gather, process, treat, compress, transport and sell crude oil and natural gas pursuant to fixed-fee and, to a lesser extent, percent-of-proceeds contracts. We have historically taken title to the crude oil and natural gas volumes gathered under Arrow’s fixed-fee contracts, and we remit netbacks to our producer customers based on the market prices at which we sell the crude oil and natural gas. On our other G&P systems, we do not take title to natural gas or NGLs under our fixed-fee contracts, whereas under our percent-of-proceeds contracts, we take title to the residue gas, NGLs and condensate and remit a portion of the sale proceeds to the producer based on prevailing commodity prices. Our election to enter primarily into fixed-fee contracts minimizes our G&P segment’s commodity price exposure and provides us more stable operating performance and cash flows.

Storage and Transportation

Our S&T operations and investments consist of our crude oil terminals in the Bakken and PRB Niobrara and our natural gas storage and transportation assets in the Northeast and Texas Gulf Coast, including:

•
Bakken. We own and operate the COLT Hub, which is one of the largest crude oil rail terminals in the Bakken Shale based on actual throughput. Located approximately 60 miles from Arrow’s central delivery point, the COLT Hub interconnects with the Arrow system through the Hiland and Tesoro pipeline systems. The COLT Hub, which can receive approximately 350,000 Bbls/d from interconnected gathering systems, is capable of loading up to 160,000 Bbls/d and storing approximately 1.2 MMBbls of crude oil. Moreover, because the COLT Hub and our Arrow system will each interconnect with the DAPL interstate system, our Bakken crude oil assets will become even more integrated and offer customers greater service options when the DAPL interstate pipeline system is placed in service;

•
PRB Niobrara. PRBIC, our 50% equity method investment, owns an integrated crude oil loading, storage and pipeline terminal, located in Douglas County, Wyoming, which provides a market for crude oil production from the PRB Niobrara. The joint venture, which is operated by our joint venture partner, Twin Eagle, sources crude oil production from Chesapeake and other PRB Niobrara producers. PRBIC includes 20,000 Bbls/d of rail loading capacity and

380,000 Bbls of crude oil working storage capacity. The terminal connects to Kinder Morgan’s HH Pipeline system and Plains All American Pipeline’s Rocky Mountain Pipeline system;

•
Marcellus. Stagecoach Gas, our 50% equity method investment, owns four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North/South Facilities, MARC I and the East Pipeline) located in or near the dry portion of the Marcellus Shale. The natural gas storage facilities provide 40.9 Bcf of certificated firm storage capacity and 1.4 Bcf/d of firm transportation capacity to producers, utilities, marketers and other customers. The location of these assets relative to New York City and other premium demand markets along the East Coast, together with the formation of our joint venture with a subsidiary of Consolidated Edison, helps to insulate our operations from production and commodity price changes that can impact storage and transportation operators in other geographic regions; and

•
Texas Gulf Coast. Tres Holdings, our 50.01% equity method investment owns a FERC-certificated 38.4 Bcf multi-cycle, salt dome natural gas storage facility. The Tres Palacios storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.’s Houston central processing plant.

The cash flows from our S&T operations are predominantly fee-based under contracts with an original term ranging from 1-10 years. Our current cash flows from crude-by-rail facilities are supported by take-or-pay contracts with refiners and marketers. The rates and durations of the contracts associated with our crude oil terminals have eroded as pipelines come on-line that make crude-by-rail options less economical, which impacts our cash flows from operations. In addition, two key take-or-pay rail loading contracts with customers on our COLT operations expired during the fourth quarter of 2016, which is anticipated to reduce rail loading volumes and results of operations by approximately 60% during 2017. Cash flows from interruptible and other hub services provided by the natural gas storage facilities and pipelines owned by our joint ventures tends to increase during the peak winter season.

Marketing, Supply and Logistics

Our MS&L segment consists of our West Coast operations, our supply and logistics business, our storage and terminals business, our crude oil and produced water trucking business, and US Salt. We utilize our over-the-road and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

Our MS&L operations primarily include:

•
West Coast. Our West Coast NGL operations provide processing, fractionation, storage, transportation and marketing services to producers, refiners and other customers. We separate NGLs from natural gas, deliver to local natural gas pipelines, retain NGLs for further processing at our fractionation facility, provide butane isomerization and refrigerated storage services, as well as provide to Western US refineries for motor fuel production;

In December 2016, we acquired the wholesale propane assets of Turner Gas, which primarily include three rail-to-truck terminals located in Hazen, Nevada, Carlin, Nevada, and Shoshoni, Wyoming and a truck terminal located in Salt Lake City, Utah. The acquired assets are used to provide supply, transportation and storage services to wholesale customers in the western and north central regions of the United States;

•
Supply and Logistics. Our Supply and Logistics operations are supported by i) our fleet of rail and rolling stock with 75,000 Bbls/d of NGL transportation capacity, which also includes our rail-to-truck terminals located in Florida, New Jersey, New York, Rhode Island and North Carolina; and ii) NGL pipeline and storage capacity leased from third parties, including more than 500,000 Bbls of NGL working storage capacity at major hubs in Mt. Belvieu, Texas and Conway, Kansas;

•	Storage and Terminals. Our NGL Storage and Terminals operations include our Seymour and Bath storage facilities, which are supported by third-party pipelines and/or rail and truck terminal facilities;

•
Trucking. Our Trucking operations consist of a fleet of owned and leased trucks with 48,000 Bbls/d of crude oil and produced water transportation capacity and 219,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in North Dakota, Montana, Wyoming, Texas, New Mexico, Indiana, Mississippi, New Jersey, Ohio, Utah and California; and

•
US Salt. Our salt production business, which has a plant near Watkins Glen, New York, is capable of producing more than 400,000 tons of evaporated salt products annually. The solution mining process used by US Salt creates salt caverns that can be developed into natural gas and NGL storage capacity.

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

Outlook and Trends

Our business objective is to create long-term value for our unitholders. We expect to create long-term value by consistently generating stable operating margins and improved cash flows from operations by prudently financing our investments, maximizing throughput on our assets, and effectively controlling our operating and administrative costs. Our business strategy depends, in part, on our ability to provide increased services to our customers at competitive fees, including opportunities to expand our services resulting from expansions, organic growth projects and acquisitions that can be financed appropriately.

We have positioned the Company to generate consistent results in a low commodity price environment without sacrificing revenue upside. For example, many of our G&P assets are supported by long-term, core acreage dedications in shale plays that are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of infrastructure to flow production to market, and the operational and financial condition of our diverse customer base. We believe the diversity of our asset portfolio, the risk and cost sharing nature of our strategic joint ventures, the wide range of services provided by our investments, and our extensive customer portfolio collectively position us to be successful in the current market, which has been impacted by prolonged low commodity prices. In addition, a substantial portion of our midstream investments are based on fixed fee, take-or-pay or minimum volume commitment agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput.

We continue to focus on executing our strategic plan to substantially de-risk our investment profile and increase our backlog of high-quality growth opportunities around our core assets. As part of our strategic plan:

•
In June 2016, we formed a joint venture with a subsidiary of Consolidated Edison to own and further develop our natural gas storage and transportation operations in the Northeast. We retired with proceeds from the joint venture transaction approximately $936 million of indebtedness (including approximately $623 million of borrowings under our credit facility and approximately $313 million of senior notes), which substantially reduced our financial leverage and improved our liquidity. As one of the largest utilities in the Northeast natural gas demand market, Consolidated Edison offers substantial market insight and commercial expertise that should better position our joint venture to capture incremental growth opportunities in one of our core markets;

•
In September 2016, we made our first large-scale strategic commitment to the Delaware Permian Basin when we entered into a long-term agreement with SWEPI to construct and operate the Nautilus gathering system to gather SWEPI’s gas production in 100,000 acre area of dedication in the core of this shale play. The Delaware Permian in West Texas continues to emerge as one of the most prolific resource basins in North America. Favorable wellhead economics for producers across multiple target drilling horizons should create a substantial inventory of future wells to be developed in the coming years, which creates significant midstream growth opportunities for companies like us;

•
In October 2016, we entered into a joint venture with an affiliate of First Reserve to fund the Nautilus gathering system and other potential growth projects in the Delaware Permian Basin. Our Crestwood Permian joint venture is consistent with our strategy of de-risking investments and raising capital for growth projects on attractive terms. With the Nautilus gathering system and certain gathering and transmission projects we are working to develop in the area, we expect this joint venture will help us to establish a scalable asset base in the core of the Delaware Permian extending from southern New Mexico down through Loving, Ward, Reeves and Culberson Counties, Texas; and

•
Throughout 2016, we declared quarterly distributions of $0.60 per common unit (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the fourth quarter of 2015. The distribution reduction increases our ability to reinvest capital in our business (including expansions and new growth projects) and to further retire indebtedness to strengthen our balance sheet.

During 2017 and beyond, we will continue to execute on our plan to better position the Company to emerge from this challenging market environment as a stronger, better capitalized company that can sustainably resume growing its distributions. We will remain focused on efficiently allocating capital expenditures, eliminating costs (through increased operating efficiencies and cost discipline) and strengthening our balance sheet. We anticipate that the Company will generate Adjusted EBITDA of $360 million to $390 million in 2017. We anticipate our G&P segment will generate $265 million to $275 million of EBITDA in 2017, which is relatively consistent with 2016, with average volumes being relatively flat year-over-year. Our storage and transportation segment is anticipated to generate $80 million to $90 million of EBITDA in 2017 taking into consideration the full year impact of our Stagecoach Gas joint venture and declining results from our COLT Hub operations. Finally, we anticipate our marketing, supply and logistics segment will generate $80 million to $90 million of EBITDA in 2017, which is materially consistent with 2016 results. See “How We Evaluate Our Operations” below for our definition of EBITDA and Adjusted EBITDA (non-GAAP measures) and a reconciliation of net income to EBITDA and Adjusted EBITDA. We expect to focus on expansion and greenfield opportunities in the Delaware Permian and the Bakken shale.

In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets. We are evaluating an expansion of our Willow Lake processing capacity and expansion of our interconnection capacity to accommodate greater takeaway options for residue gas and NGLs. We are working exclusively with a large producer to develop a three-stream gathering system that could include 600 miles of pipeline spanning 400,000 acres. We are also developing a crude oil and condensate storage terminal near the Nautilus gathering system that would offer condensate stabilization, truck loading/unloading options and connections to third party pipelines. We continue to believe that we are positioned well to benefit from the continued build-out of this world-class resource.

In the Bakken, we are expanding and upgrading our water handling facilities, increasing natural gas capacity on the system and completing an interconnect with Dakota Access Pipeline. Additionally, due to the expectation of increasing gas volumes on the Arrow system, we are evaluating a long-term gas processing solution that could expand our services to our existing customers and lead to increased developmental activity, enhanced flow assurance, reduced flaring and improved producer natural gas net-backs across the Arrow system.

Through the execution of the strategic efforts described above, we expect to increase the stability and strength of the Company through a continued challenging and competitive market environment, which will position us to achieve our chief business objective to create long-term value for our unitholders.

Regulatory Matters

Many aspects of the energy midstream sector, such as crude-by-rail activities and pipeline integrity, have experienced increased regulatory oversight over the past few years. Prior to the 2016 elections, we expected the trend of greater regulatory oversight to continue for the foreseeable future. However, the election results and anticipated changes in policy could lessen the degree of regulatory scrutiny we face in the near term.

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

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

We estimate the fair value of our reporting units based on a number of factors, including discount rates, projected cash flows and the potential value we would receive if we sold the reporting unit. We also compare the total fair value of our reporting units to our overall enterprise value, which considers the market value for our common and preferred units. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our reporting units (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge. In addition, the use of the income approach to determine the fair value of our reporting units (see further discussion of the income approach below) could result in a different fair value if we had utilized a market approach, or a combination thereof.

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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In light of these circumstances, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired and as a result, we recorded goodwill impairments on several of our reporting units during 2016, 2015 and 2014 as shown in the table below (in millions).

	Goodwill Impairments during the Year Ended December 31, 2014	Goodwill Impairments during the Year Ended December 31, 2015	Goodwill Impairments during the Year Ended December 31, 2016	Goodwill at December 31, 2016
G&P
Fayetteville	$4.3	$72.5	$—	$—
Granite Wash	14.2	—	—	—
Marcellus	—	—	8.6	—
Arrow	—	—	—	45.9
S&T
COLT	—	623.4	44.9	—
MS&L
West Coast	—	85.9	—	2.4
Supply and Logistics	—	99.0	65.5	101.7
Storage and Terminals	—	53.7	14.1	36.4
US Salt	2.2	—	—	12.6
Trucking	—	148.4	29.5	—
Watkins Glen	28.1	66.2	—	—
Total Crestwood Midstream	$48.8	$1,149.1	$162.6	$199.0
Barnett (G&P)	—	257.2	—	—
Total Crestwood Equity	$48.8	$1,406.3	$162.6	$199.0

The goodwill impairments recorded during 2016 related to our G&P Marcellus operations, our MS&L Supply and Logistics operations, our MS&L Storage and Terminals operations, our S&T COLT operations and our MS&L Trucking operations. The 2016 goodwill impairments on our Marcellus, Supply and Logistics, and Storage and Terminals operations primarily resulted from increasing the discount rates utilized in determining the fair value of those reporting units considering the significant decrease in the market price of our common units during the first quarter of 2016 and the continued decrease in commodity prices and its impact on the midstream industry and our customers. The 2016 goodwill impairments on our COLT and Trucking operations also resulted from those factors, but in addition they were impacted by (i) the expiration of two key crude-by-rail loading contracts during the fourth quarter of 2016, and the impact of those expirations on our projected future cash flows from our COLT operations; and (ii) the continued impact of increased competition on our Trucking business, a change in management in late 2016 and the planned downsizing of the excess capacity in our trucking fleet and operations, and the impact that these had on our projected future cash flows from our Trucking operations. Although certain of these operations experienced increases in their operating results from 2013 to 2016, we decreased the cash flow forecasts for those businesses from the expectations when they were acquired in 2012 and 2013 based on our current assessment of the impact that the prolonged low commodity price environment is expected to have on demand for future services provided by those operations. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions during 2016, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2016, which is a Level 3 fair value measurement.

As a result of these analyses and impairments, we only have four reporting units with material amounts of goodwill associated with them at December 31, 2016 - G&P Arrow, MS&L Supply and Logistics, MS&L Storage and Terminals and MS&L US Salt. We continue to monitor the remaining goodwill, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. In particular, a 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our business would not have resulted in additional goodwill impairments of our reporting units, other than our Storage and Terminals operations, which could have resulted in an additional goodwill impairment ranging between $10 million to $20 million as of December 31, 2016.

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
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. During 2016, 2015 and 2014, we recorded the following impairments of our intangible assets and property, plant and equipment:

•
During 2016, we incurred a $31.4 million impairment of intangible assets related to our MS&L Trucking operations, which resulted from the impact of increased competition on our Trucking business and the loss of several key customer relationships that were acquired in 2013 to which the intangible assets related.

•
During 2015 and 2014, we incurred $8.5 million and $33.2 million of impairments of our property, plant and equipment related to our Granite Wash gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our major customer of those assets has declared bankruptcy and has ceased any substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas and NGLs.

•
During 2015, we incurred $593.3 million of impairments of our intangible assets and property, plant and equipment related to our Barnett gathering and processing operations, which resulted from the recent actions of our primary customer in the Barnett Shale, Quicksilver, related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015.

•
During 2015, we incurred $184.5 million of impairments of our intangible assets and property, plant and equipment related to our Fayetteville and Haynesville gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our customers for those assets have ceased any substantial drilling in the Fayetteville and Haynesville Shales in the near future given current and future anticipated market conditions related to natural gas.

•
During 2015, we incurred $31.2 million of impairments of our property, plant and equipment related to our Watkins Glen marketing, supply and logistics segment development project, which resulted from continued delays and uncertainties in the permitting of our proposed NGL storage facility.

Our other operations that incurred goodwill impairments during 2016 did not incur significant impairments on their long-lived assets based on our assessment that the undiscounted cash flows related to those assets exceeded their carrying value at December 31, 2016.

Projected cash flows of our long-lived assets are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, construction costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. If those cash flow projections indicate that the long-lived asset’s carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

We continue to monitor our long-lived assets, and we could experience additional impairments of the remaining carrying value of these long-lived assets in the future if we receive additional negative information about market conditions or the intent of our long-lived assets’ customers, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments.

Equity Method Investments

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

We estimate the fair value of our equity method investments based on a number of factors, including discount rates, projected cash flows, enterprise value and the potential value we would receive if we sold the equity method investment. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our equity method investments (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our equity method investments’ customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

Because our Jackalope and PRBIC equity method investments were acquired in 2013, any level of decrease in the forecasted cash flows of these investments or increases in the discount rates utilized to value those investments from their respective acquisition dates would likely result in the fair value of the equity method investment falling below their carrying value, and could result in an assessment of whether that investment is impaired.

During 2015, we recorded a $51.4 million and $23.4 million impairment of our Jackalope and PRBIC equity method investments, respectively, as a result of decreasing forecasted cash flows and increasing the discount rate utilized in determining the fair value of the equity method investment considering the continued decrease in commodity prices and its impact on the midstream industry and our equity method investments’ customers.

We continue to monitor our equity method investments, and we could experience additional impairments of the remaining carrying value of these investments in the future if we receive additional negative information about market conditions or the intent of our equity method investments’ customers, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments.

Variable Interest Entities

We evaluate all legal entities in which we hold an ownership interest to determine if the entity is a variable interest entity (VIE). Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE.

We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any interests in a VIE that is not consolidated. Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating our interest in a VIE. We use primarily a qualitative analysis to determine if an entity is a VIE. We evaluate the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns. We evaluate our interests in a VIE to determine whether we are the primary beneficiary. We use primarily a qualitative analysis to determine if we are deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group. We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions. As a result of this analysis, we concluded that our investment in Crestwood Permian is a VIE that we are not the primary beneficiary of, and as a result, we account for our investment in Crestwood Permian as an equity method investment.

Our other equity investments are not considered to be VIEs. However, any future changes in the design or nature of the activities of these entities may require us to reconsider our conclusions associated with these entities. Such reconsideration would require the identification of the variable interests in the entity and a determination on which party is the entity’s primary beneficiary. If an equity investment were considered a VIE and we were determined to be the primary beneficiary, the change could cause us to consolidate the entity. The consolidation of an entity that is currently accounted for under the equity method could have a significant impact on our financial statements. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for more information on our equity method investments.

Revenue Recognition

We gather, treat, compress, process, store, transport and sell various commodities pursuant to fixed-fee and percent-of-proceeds contracts. We recognize revenue on these contracts when certain criteria are met, the most important of which is that the delivery of the service has been performed. Certain of our contracts in our gathering and processing segment and storage and transportation segment contain minimum volume features under which the customers must deliver a set quantity of crude or gas or pay a deficiency fee based on the amount the customers’ actual volume is short of the contractual minimum volume. The minimum volume feature generally allows customers a recoupment period in subsequent periods to make up certain previous volumetric shortfalls by delivering additional crude or gas above their minimum threshold. We recognize revenue from these contracts based on the physical volume that is delivered to our systems in the current period and any minimum volume deficiency amounts billable to customers under the minimum volume features are recorded as a deferred revenue liability until we determine that the revenue is earned. We will recognize the deferred revenue as income at such time as the customer does not have the physical ability to make up the deficiency due to system capacity limitations or the contractually allowed recoupment period expires. At December 31, 2016 and 2015, we had deferred revenue of approximately $7.5 million and $14.2 million, which is reflected as accrued expenses and other liabilities on our consolidated balance sheets.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and gain or loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our historical cost savings initiatives, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

In conjunction with the closing of the Simplification Merger on September 30, 2015, CEQP contributed 100% of its interest in Crestwood Operations to CMLP, and as a result of this equity contribution, CMLP controls the operating and financial decisions of Crestwood Operations. CMLP accounted for this transaction as a reorganization of entities under common control and the accounting standards related to such transactions requires CMLP to retroactively adjust its historical results to reflect the operations of Crestwood Operations as being acquired on June 19, 2013, the date in which CMLP and Crestwood Operations came under common control. The contribution of Crestwood Operations to CMLP had no impact on CEQP’s results of operations.

The following table summarizes our results of operations for each of the three years ended December 31 (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015
Revenues	$2,520.5	$2,632.8	$3,931.3	$2,520.5	$2,632.8
Costs of product/services sold	1,925.1	1,883.5	3,165.3	1,925.1	1,883.5
Operations and maintenance	158.1	190.2	203.3	155.0	188.7
General and administrative	88.2	116.3	100.2	85.6	105.6
Depreciation, amortization and accretion	229.6	300.1	285.3	240.5	278.5
Loss on long-lived assets, net	(65.6)	(821.2)	(1.9)	(65.6)	(227.8)
Goodwill impairment	(162.6)	(1,406.3)	(48.8)	(162.6)	(1,149.1)
Loss on contingent consideration	—	—	(8.6)	—	—
Operating income (loss)	(108.7)	(2,084.8)	117.9	(113.9)	(1,200.4)
Earnings (loss) from unconsolidated affiliates, net	31.5	(60.8)	(0.7)	31.5	(60.8)
Interest and debt expense, net	(125.1)	(140.1)	(127.1)	(125.1)	(130.5)
Gain (loss) on modification/extinguishment of debt	10.0	(20.0)	—	10.0	(18.9)
Other income, net	0.5	0.6	0.6	—	—
(Provision) benefit for income taxes	(0.3)	1.4	(1.1)	—	—
Net loss	(192.1)	(2,303.7)	(10.4)	(197.5)	(1,410.6)
Add:
Interest and debt expense, net	125.1	140.1	127.1	125.1	130.5
(Gain) loss on modification/extinguishment of debt	(10.0)	20.0	—	(10.0)	18.9
Provision (benefit) for income taxes	0.3	(1.4)	1.1	—	—
Depreciation, amortization and accretion	229.6	300.1	285.3	240.5	278.5
EBITDA	152.9	(1,844.9)	403.1	158.1	(982.7)
Unit-based compensation charges	19.2	19.7	21.3	19.2	18.1
Loss on long-lived assets, net	65.6	821.2	1.9	65.6	227.8
Goodwill impairment	162.6	1,406.3	48.8	162.6	1,149.1
Loss on contingent consideration	—	—	8.6	—	—
(Earnings) loss from unconsolidated affiliates, net	(31.5)	60.8	0.7	(31.5)	60.8
Adjusted EBITDA from unconsolidated affiliates, net	61.1	25.3	6.9	61.1	25.3
Change in fair value of commodity inventory-related derivative contracts	14.1	5.4	(10.3)	14.1	5.4
Significant transaction and environmental-related costs and other items(1)	11.6	33.6	14.9	11.6	28.5
Adjusted EBITDA	$455.6	$527.4	$495.9	$460.8	$532.3

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015
EBITDA:
Net cash provided by operating activities	$346.1	$440.7	$283.0	$353.8	$471.8
Net changes in operating assets and liabilities	(57.9)	(98.0)	73.8	(56.8)	(107.9)
Amortization of debt-related deferred costs, discounts and premiums	(6.9)	(8.9)	(8.5)	(6.9)	(8.1)
Interest and debt expense, net	125.1	140.1	127.1	125.1	130.5
Market adjustment on interest rate swaps	—	0.5	2.7	—	—
Unit-based compensation charges	(19.2)	(19.7)	(21.3)	(19.2)	(18.1)
Loss on long-lived assets, net	(65.6)	(821.2)	(1.9)	(65.6)	(227.8)
Goodwill impairment	(162.6)	(1,406.3)	(48.8)	(162.6)	(1,149.1)
Loss on contingent consideration	—	—	(8.6)	—	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(7.6)	(73.6)	(0.7)	(7.6)	(73.6)
Deferred income taxes	3.1	3.6	5.2	(0.2)	0.3
Provision (benefit) for income taxes	0.3	(1.4)	1.1	—	—
Other non-cash expense	(1.9)	(0.7)	—	(1.9)	(0.7)
EBITDA	152.9	(1,844.9)	403.1	158.1	(982.7)
Unit-based compensation charges	19.2	19.7	21.3	19.2	18.1
Loss on long-lived assets, net	65.6	821.2	1.9	65.6	227.8
Goodwill impairment	162.6	1,406.3	48.8	162.6	1,149.1
Loss on contingent consideration	—	—	8.6	—	—
(Earnings) loss from unconsolidated affiliates, net	(31.5)	60.8	0.7	(31.5)	60.8
Adjusted EBITDA from unconsolidated affiliates, net	61.1	25.3	6.9	61.1	25.3
Change in fair value of commodity inventory-related derivative contracts	14.1	5.4	(10.3)	14.1	5.4
Significant transaction and environmental-related costs and other items(1)	11.6	33.6	14.9	11.6	28.5
Adjusted EBITDA	$455.6	$527.4	$495.9	$460.8	$532.3
(1) Significant transaction and environmental-related costs and other items for the years ended December 31, 2016, 2015 and 2014, primarily includes costs incurred related to our historical cost savings initiatives, the Simplification Merger, and mergers, acquisitions and joint venture transactions.

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$1,118.8	$165.3	$1,236.4
Intersegment revenue	108.6	4.2	(112.8)
Costs of product/services sold	917.0	5.1	1,003.0
Operations and maintenance expense	77.0	21.4	59.7
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)
Goodwill impairment	(8.6)	(44.9)	(109.1)
Earnings from unconsolidated affiliates	20.3	11.2	—
EBITDA for the year ended December 31, 2016	$243.1	$77.1	$(79.6)

Revenues	$1,381.0	$266.3	$985.5
Intersegment revenue	66.7	—	(66.7)
Costs of product/services sold	1,103.9	20.1	759.5
Operations and maintenance expense	89.0	31.7	69.5
Loss on long-lived assets	(787.3)	(1.6)	(32.3)
Goodwill impairment	(329.7)	(623.4)	(453.2)
Loss from unconsolidated affiliates	(43.4)	(17.4)	—
EBITDA for the year ended December 31, 2015	$(905.6)	$(427.9)	$(395.7)

Revenues	$2,166.8	$264.6	$1,499.9
Intersegment revenue	50.0	—	(50.0)
Costs of product/services sold	1,859.9	33.3	1,272.1
Operations and maintenance expense	102.8	28.8	71.7
Gain (loss) on long-lived assets	(32.7)	33.8	(3.0)
Goodwill impairment	(18.5)	—	(30.3)
Loss on contingent consideration	(8.6)	—	—
Earnings (loss) from unconsolidated affiliates	0.5	(1.2)	—
EBITDA for the year ended December 31, 2014	$194.8	$235.1	$72.8

Crestwood Midstream
Revenues	$1,118.8	$165.3	$1,236.4
Intersegment revenue	108.6	4.2	(112.8)
Costs of product/services sold	917.0	5.1	1,003.0
Operations and maintenance expense	77.0	18.3	59.7
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)
Goodwill impairment	(8.6)	(44.9)	(109.1)
Earnings from unconsolidated affiliates	20.3	11.2	—
EBITDA for the year ended December 31, 2016	$243.1	$80.2	$(79.6)

Revenues	$1,381.0	$266.3	$985.5
Intersegment revenue	66.7	—	(66.7)
Costs of product/services sold	1,103.9	20.1	759.5
Operations and maintenance expense	89.0	30.2	69.5
Loss on long-lived assets	(194.1)	(1.4)	(32.3)
Goodwill impairment	(72.5)	(623.4)	(453.2)
Loss from unconsolidated affiliates	(43.4)	(17.4)	—
EBITDA for the year ended December 31, 2015	$(55.2)	$(426.2)	$(395.7)

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three years ended December 31, 2016, 2015 and 2014.

Gathering and Processing

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

EBITDA for CMLP’s G&P segment increased by approximately $298.3 million for the year ended December 31, 2016 compared to 2015. The comparability of our G&P’s segment results year-over-year was significantly impacted by property, plant and equipment, intangible asset and goodwill impairments recorded during 2016 and 2015, which are further described below.

During the year ended December 31, 2016, our G&P segment’s revenues were lower by approximately $220.3 million compared to 2015, partially offset by lower costs of product/services sold of approximately $186.9 million. These decreases were primarily driven by our Arrow operations, which experienced a $193.9 million reduction in revenues during the year ended December 31, 2016 compared to 2015, offset by a $194.0 million decrease in costs of product/services sold. These decreases in Arrow’s revenues and costs were driven by lower market prices on crude oil, which caused average prices on Arrow’s agreements under which it purchases and sells crude to decrease. Gathering volumes on the Arrow system were relatively flat in 2016 compared to 2015.

Also contributing to the decrease in our G&P segment’s revenues were lower service revenues from our Marcellus and Barnett operations of approximately $20.7 million and $14.8 million, respectively, during the year ended December 31, 2016 compared to 2015. During the year ended December 31, 2016, we experienced a decrease in our gathering and compression volumes on our Marcellus system due to lack of drilling from our primary customer, Antero, as a result of the decline in commodity prices. Our gathering and compression volumes were 0.4 Bcf/d and 0.5 Bcf/d, respectively during the year ended December 31, 2016 compared to 0.5 Bcf/d and 0.6 Bcf/d during 2015. Our Barnett operations experienced a decrease in service revenues during 2016 compared to 2015 as a result of our primary customer, Quicksilver, ceasing drilling and shutting in production during the first quarter of 2016 as a result of its filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In April 2016, BlueStone bought Quicksilver’s assets out of bankruptcy and thereafter returned to production wells that were previously shut-in by Quicksilver. We entered into new 10-year gathering and processing agreements with BlueStone and pursuant to those agreements, BlueStone will not shut-in or choke back production for economic purposes through the end of 2018. As a result, gathering and processing volumes on our Barnett system have returned to levels relatively consistent with those preceding Quicksilver’s bankruptcy filing.

Partially offsetting the decreases from our Arrow, Marcellus and Barnett operations discussed above, were lower operations and maintenance expenses of $12.0 million during the year ended December 31, 2016 compared to 2015, primarily as a result of our cost reduction initiatives implemented in 2015.

Our G&P segment’s EBITDA was also impacted by a goodwill impairment of $8.6 million recorded during 2016 related to our Marcellus operations compared to property, plant and equipment, intangible asset and goodwill impairments of approximately $265.5 million recorded during 2015 related to our Fayetteville, Granite Wash, and Haynesville operations. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our G&P segment’s EBITDA was impacted by an increase in net earnings from unconsolidated affiliates of approximately $63.7 million. During the year ended December 31, 2016, earnings from our Jackalope equity investment increased by $64.2 million primarily due to a $51.4 million impairment recorded on the investment in 2015 and higher gathering and processing volumes at the facility resulting from Jackalope placing the Bucking Horse processing plant into service in 2015. For a further discussion of our investments in unconsolidated affiliates, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

EBITDA for CEQP’s G&P segment increased by $1,148.7 million during the year ended December 31, 2016 compared to 2015 due to all the factors discussed above for CMLP. In addition to the goodwill impairments during 2016 and 2015 described above, CEQP recorded $850.5 million of property, plant and equipment, intangible asset and goodwill impairments related to our Barnett operations in 2015. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

EBITDA for CEQP’s G&P segment decreased by approximately $1,100.4 million for the year ended December 31, 2015 compared to 2014, primarily due to property, plant and equipment, intangible asset and goodwill impairments of approximately $1,116.0 million recorded during 2015 related to our Barnett, Fayetteville, Granite Wash and Haynesville operations, compared to $51.7 million of impairments recorded during the year ended December 31, 2014. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statements Schedules, Note 2.

Also contributing to CEQP’s EBITDA decrease was a $769.1 million decrease in revenues, partially offset by a $756.0 million decrease in costs of products/services sold. The revenue and costs of product/services sold decreases were primarily driven by our Arrow operations, which experienced a decrease in its product revenues of $742.9 million partially offset by a decrease in its costs of product/services sold of $738.4 million. The decrease in product revenues and costs of product/services sold was driven by the decreases in market prices on crude oil, which caused average crude oil prices on our crude oil sales to decrease by approximately 50% during the year ended December 31, 2015 compared to 2014. We experienced a $21.7 million increase in Arrow’s service revenues due to an increase of 14%, 30% and 49% in its crude oil, natural gas and water volumes, respectively, during the year ended December 31, 2015 compared to 2014, as new wells were connected to the system.

During the year ended December 31, 2015, our Barnett operations experienced a decrease in service revenues of approximately $23.1 million compared to 2014 as a result of our primary customer, Quicksilver, ceasing drilling in 2015 as a result of its filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

During the year ended December 31, 2015, we experienced a decrease in our G&P segment’s operations and maintenance expense of approximately $13.8 million compared to 2014 resulting from cost-reduction efforts undertaken in 2015.

CEQP’s G&P segment EBITDA was also impacted by an $8.6 million loss on contingent consideration recorded for the year ended December 31, 2014. The loss on contingent consideration reflected the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012. The earn-out provision, which was settled in February 2015, allowed Antero to receive an additional $40.0 million payment when gathering volumes exceeded a certain threshold as defined in the acquisition agreements.

Our G&P segment’s EBITDA was impacted by a decrease in net earnings from our Jackalope equity investment of $43.9 million during the year ended December 31, 2015 compared to 2014. During the year ended December 31, 2015, we recorded a $51.4 million impairment of our Jackalope equity investment. Offsetting this impairment, our equity earnings from Jackalope increased by approximately $7.5 million for the year ended December 31, 2015 compared to 2014, primarily attributable to Jackalope placing its Bucking Horse processing plant in service in 2015.

Storage and Transportation

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

EBITDA for CMLP’s storage and transportation segment increased by approximately $506.4 million during the year ended December 31, 2016 compared to 2015. The comparability of our storage and transportation segment’s results year-over-year is primarily impacted by goodwill impairments recorded during 2016 and 2015, which are further described below. In addition, on June 3, 2016, we deconsolidated our NE S&T assets as a result of the contribution of the assets to Stagecoach Gas and we recognized a loss of $32.4 million. The deconsolidation of the NE S&T assets also resulted in lower revenues of approximately $102.3 million during the year ended December 31, 2016 compared to the 2015, partially offset by lower costs of product/services sold of approximately $8.7 million year-over-year. We also experienced lower operations and maintenance expense of approximately $11.9 million during the year ended December 31, 2016 compared to 2015, primarily as a result of the deconsolidation of the NE S&T assets. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2 and 6 for a further discussion of the deconsolidation of our NE S&T assets.

Our COLT Hub operations experienced an increase in revenues of approximately $5.4 million during the year ended December 31, 2016 compared to 2015, primarily due to the recognition in income of previously deferred revenues related to two rail loading contracts that expired in late 2016, which was partially offset by a related reduction in our actual rail throughput revenues resulting from lower rail loading volumes primarily under those contracts. Our lower rail loading volumes were a result of narrowed crude oil locational differences in the Bakken, and were partially offset by a related decrease in costs of product/services sold of $6.3 million during the year ended December 31, 2016 compared to 2015.

Our storage and transportation segment’s EBITDA was also impacted by goodwill impairments related to our COLT Hub operations of approximately $44.9 million and $623.4 million during the years ended December 31, 2016 and 2015. For a further discussion of our goodwill impairments recorded during 2016 and 2015, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our storage and transportation segment’s EBITDA was impacted by a $28.6 million increase in earnings from unconsolidated affiliates. As discussed above, effective June 3, 2016, we deconsolidated the NE S&T assets as a result of the Stagecoach Gas transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $15.9 million during the year ended December 31, 2016. Our equity earnings from Tres Holdings were lower by approximately $2.8 million during the year ended December 31, 2016 compared to the same period in 2015, primarily due to an increase in property tax accruals at the equity investment. Our equity earnings from our PRBIC equity investment increased by $15.5 million, primarily due to an impairment of $23.4 million of the investment recorded in 2015, partially offset by a $4.4 million loss from the investment in 2016 driven by an impairment recorded at the equity investee level due to declining actual and forecasted revenues from its major customer, Chesapeake. For additional information on our investments in unconsolidated affiliates, see Part IV, Item 15. Exhibits, Financial Statements Schedules, Note 6.

EBITDA for CEQP’s storage and transportation segment increased by $505.0 million for the year ended December 31, 2016 compared to 2015 due to all the factors as discussed above for CMLP. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios’ 2012 and 2013 property tax years which resulted in Crestwood Equity recording additional net property taxes (including interest and penalties) of approximately $2.9 million during the year ended December 31, 2016. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15 for a further discussion of CEQP’s property tax matters.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

EBITDA for CEQP’s storage and transportation segment decreased by approximately $663.0 million for the year ended December 31, 2015 compared to 2014, primarily due to a $623.4 million goodwill impairment recorded related to our COLT Hub operations. For a further discussion of this goodwill impairment, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statements Schedules, Note 2.

In December 2014, CEQP sold its 100% interest in Tres Palacios to the Tres Holdings joint venture between Crestwood Midstream and Brookfield for total cash consideration of approximately $132.8 million (of which approximately $66.4 million was paid by Crestwood Midstream), and as a result, CEQP deconsolidated Tres Palacios. Tres Palacios generated approximately $0.4 million of EBITDA to CEQP’s storage and transportation segment’s EBITDA prior to its deconsolidation on December 1, 2014. CEQP recognized a gain of approximately $30.6 million on the portion of the sale related to Brookfield. For a further discussion of our investment in Tres Holdings, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Also contributing to the decrease in CEQP’s storage and transportation segment’s EBITDA were higher operations and maintenance expenses of approximately $2.9 million for the year ended December 31, 2015 compared to 2014, primarily due to the expansion of the COLT Hub facility (including the release and departure tracks placed in service in December 2014) and other expansion projects placed in service during the last half of 2014 and the first half of 2015, primarily the NS-1 Expansion project.

Partially offsetting the decrease in CEQP’s storage and transportation segment’s EBITDA described above were higher revenues from our COLT Hub operations primarily driven by higher volumes as a result of our expansion of the facility discussed above and increased utilization of non-firm capacity on the system, which resulted in an increase in revenues of approximately $17.9 million for the year ended December 31, 2015 compared to 2014. For the year ended December 31, 2015, we loaded approximately 117 MBbls/d of crude on rail cars entering the facility compared to 110 MBbls/d in 2014. Also contributing to the revenue increase was additional firm transportation services resulting from expansion projects placed in service during the last half of 2014 and the first half of 2015, which increased volumes delivered into Millennium Pipeline. Partially offsetting these revenue increases was a reduction in firm storage revenues due to recontracting efforts yielding lower rates in 2015 compared to 2014. For the years ended December 31, 2015 and 2014, total firm throughput from our Northeast storage and transportation services averaged 1.5 Bcf/d in both years.

Also impacting CEQP’s storage and transportation segment’s EBITDA was a $18.5 million decrease in equity earnings from our PRBIC equity investment, which was primarily the result of a $23.4 million impairment of our investment recorded in 2015. During the years ended December 31, 2015 and 2014, we recorded equity earnings of approximately $2.5 million and $0.2 million from Tres Holdings equity investment.

Marketing, Supply and Logistics

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

EBITDA for our marketing, supply and logistics segment increased by approximately $316.1 million during the year ended December 31, 2016 compared to 2015. The comparability of our marketing, supply and logistics segment’s results year over year is impacted by goodwill impairments recorded during 2016 and 2015, which are further described below.

Our NGL and crude trucking operations experienced a continued decrease in the demand for their services due to lower volumes, increased competition, excess trucking capacity in the market place and the low commodity price environment during the year ended December 31, 2016, resulting in a 18% and 65% decrease in NGL and crude volumes transported, respectively, compared to 2015. This resulted in a $34.6 million decrease in revenues during the year ended December 31, 2016 compared to 2015, and a $21.8 million decrease in costs of services sold from these operations during the same period.

During the year ended December 31, 2016, our storage and terminals operations (including our West Coast operations) experienced a $147.7 million increase in revenues compared to 2015, in addition to an increase in costs of product/services sold of approximately $167.6 million. Although these operations experienced an increase in demand for its propane-related services year-over-year , it experienced lower demand for its butane-related services (which tend to generate higher per unit margins than its propane services). The lower butane demand was driven by lower NGL commodity prices and tightening of basis differentials on these operations in 2016 compared to 2015.

Our supply and logistics operations experienced a decrease in revenues of approximately $58.0 million and a decrease in costs of product/services sold of $51.0 million during the year ended December 31, 2016 compared to 2015. These decreases were due to the low commodity price environment coupled with warmer weather during 2016 compared to 2015, which resulted in lower demand for the butane-related services provided by these operations. These revenues and costs of services decreases include a loss of $7.8 million on our commodity-based derivative contracts of during the year ended December 31, 2016 and a gain of $18.9 million during the year ended December 31, 2015.

During the year ended December 31, 2016, revenues from our crude marketing operations increased by approximately $146.8 million compared to 2015, in addition to an increase of approximately $147.6 million in our costs of product/services sold year-over-year, both of which were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations during 2016.

Our marketing, supply and logistics segment’s operations and maintenance expense decreased by $9.8 million during the year ended December 31, 2016 compared to 2015, primarily due to our cost-savings initiative implemented in 2015.

Our marketing, supply and logistics segment’s EBITDA for the year ended December 31, 2016 was also impacted by intangible asset and goodwill impairments of approximately $140.5 million related to our supply and logistics, storage and terminals and trucking operations compared to property, plant and equipment and goodwill impairments of $484.4 million related to our West Coast, supply and logistics, storage and terminals, trucking and Watkins Glen operations in 2015. For a further discussion of our impairments recorded during 2016 and 2015, see “Critical Accounting Estimates” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

EBITDA for CEQP’s marketing, supply and logistics segment decreased by approximately $468.5 million for the year ended December 31, 2015 compared to 2014, primarily due to impairments of property, plant and equipment and goodwill of approximately $484.4 million related to our West Coast, Watkins Glen, supply and logistics, storage and terminals and trucking operations. During the year ended December 31, 2014, we recorded goodwill and intangible asset impairments of $31.6 million related to Watkins Glen and US Salt operations. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statements Schedules, Note 2. Also contributing to the decrease in CEQP’s marketing, supply and logistics segment’s EBITDA was a year over year decrease in revenues of approximately $531.1 million, partially offset by lower costs of product/services sold of approximately $512.6 million.

Our NGL and crude trucking operations experienced a decrease in the demand for their services due to lower volumes, increased competition, excess trucking capacity in the market place and the low commodity price environment during the year ended December 31, 2015, resulting in a $29.0 million decrease in revenues compared to 2014, and a $16.4 million decrease in costs of services sold from these operations during the same period.

During the year ended December 31, 2015, our storage and terminals operations (including our West Coast operations)experienced a $167.8 million decrease in revenues compared to 2014, in addition to an decrease in costs of product/services sold of approximately $166.1 million. These decreases were driven by lower demand for propane and butane-related services resulting from lower NGL commodity prices.

Our supply and logistics operations experienced a decrease in revenues of approximately $374.0 million and a decrease in costs of product/services sold of $361.6 million during the year ended December 31, 2015 compared to 2014. These decreases were due to the low commodity price environment coupled with warmer weather during 2015 compared to 2014, which resulted in lower demand for the propane and butane-related services provided by these operations. These revenues and costs of services decreases include a gain of $18.9 million on our commodity-based derivative contracts of during the year ended December 31, 2015 and a gain of $51.2 million during the year ended December 31, 2014.

During the year ended December 31, 2015, revenues from our crude marketing operations increased by approximately $50.0 million compared to 2014, in addition to an increase of approximately $49.3 million in our costs of product/services sold year-over-year. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations during 2015.

Our marketing, supply and logistics segment’s operations and maintenance expenses were relatively flat for the year ended December 31, 2015 compared to 2014.

Other EBITDA Results

General and Administrative Expenses. During 2015, we completed a number of cost-reduction efforts, including the Simplification Merger (see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2 for a discussion of the Simplification Merger), and as a result we decreased our ongoing operations and maintenance expense and general and administrative expense. During the year ended December 31, 2016 compared to 2015, we experienced a decrease of approximately $28.1 million and $20.0 million, respectively, in Crestwood Equity’s and Crestwood Midstream’s general and administrative expenses primarily as a result of our cost-savings initiatives.

During the year ended December 31, 2015 Crestwood Equity incurred costs of $32.4 million primarily related to our 2015 cost-savings initiatives and the Simplification Merger. Offsetting the impacts of these costs, general and administrative expenses related to Crestwood Equity’s corporate operations decreased by approximately $16.3 million for the year ended December 31, 2015 compared to 2014, primarily because of our cost-savings initiatives.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2016 our depreciation, amortization and accretion expense decreased compared to 2015, primarily due to a reduction in the carrying value of certain of our assets as a result of impairments on our property, plant and equipment and intangible assets recorded during 2015 and the deconsolidation of our NE S&T assets in June 2016.

During the year ended December 31, 2015 compared to 2014, our depreciation, amortization and accretion expense increased primarily due to the assets acquired during 2014. For a further discussion of our acquisitions during 2014, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Interest and Debt Expense, Net. Interest and debt expense, net decreased for the year ended December 31, 2016 compared to 2015, primarily due to repayments of amounts outstanding under our credit facilities and repayments of all or a portion of our senior notes.

During the year ended December 31, 2015 compared to 2014, our interest and debt expense, net increased primarily due to the issuance of Crestwood Midstream’s 6.25% senior notes in March 2015 and higher outstanding balances under our credit facilities, partially offset by repayments of Crestwood Equity’s credit facility in conjunction with the Simplification Merger and the redemption of Crestwood Midstream’s 2019 Senior Notes and its $1.0 billion credit facility.

The following table provides a summary of our interest and debt expense (in millions). For a discussion of our long-term debt and related transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Credit facilities	$18.7	$25.2	$31.5	$18.7	$17.2	$18.1
Senior notes	99.9	108.4	94.7	99.9	107.8	93.9
Capital lease interest	—	—	0.1	—	—	0.1
Other debt-related costs	7.2	9.0	8.5	7.2	8.0	6.8
Gross interest and debt expense	125.8	142.6	134.8	125.8	133.0	118.9
Less: capitalized interest	0.7	2.5	7.7	0.7	2.5	7.5
Interest and debt expense, net	$125.1	$140.1	$127.1	$125.1	$130.5	$111.4

Gain (Loss) on Modification/Extinguishment of Debt. During the year ended December 31, 2016, we recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of a portion of Crestwood Midstream’s 2020 Senior Notes and 2022 Senior Notes.

During the year ended December 31, 2015, we recognized a loss on extinguishment of debt related to the termination of Crestwood Equity’s credit facility, the redemption of Crestwood Midstream’s 2019 Senior Notes and modification of Crestwood Midstream’s credit facility.

Net Income (Loss) Attributable to Non-Controlling Partners. The change in Crestwood Equity’s net income (loss) attributable to non-controlling partners for the year ended December 31, 2016 compared to 2015 and 2014, was primarily due to Crestwood Midstream becoming a wholly-owned subsidiary of Crestwood Equity as a result of the Simplification Merger in September 2015. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12 for further detail of Crestwood Equity’s net income (loss) attributable to non-controlling partners.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries and equity investments.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, credit facilities, and sales of equity and debt securities. Our operating subsidiaries use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

As described in Outlook and Trends above, we formed a joint venture with a subsidiary of Consolidated Edison in 2016 to own and further develop our natural gas storage and transportation operations in the northeast. The contribution of the NE S&T assets to Stagecoach Gas resulted in a distribution to us of approximately $975 million during 2016, which was utilized to retire indebtedness (including a portion of the principal amounts outstanding under our 2020 Senior Notes and 2022 Senior Notes and borrowings under our credit facility). This substantially reduced our financial leverage and improved our liquidity.

In October 2016, Crestwood and an affiliate of First Reserve formed a joint venture to fund and own the new Nautilus gas gathering system in the Delaware Permian. Under the joint venture, the First Reserve member will fund up to $37.5 million of the capital requirements during the early-stage build-out of the gathering system. We will fund the next $37.5 million before each party will be required to fund the remaining capital requirements on a pro rata basis. First Reserve’s total financial commitment to the joint venture is $250 million. We expect to fund our portion of the capital expenditures required for the Nautilus gathering system with internally generated cash flows and borrowings under our credit facility.

Throughout 2016, Crestwood Equity declared a quarterly distribution of $0.60 per common unit (or $2.40 per common unit annually), a 56% reduction of the distribution compared to the fourth quarter of 2015. Beginning with the quarter ending December 31, 2017, we will be required to make quarterly cash distributions to our preferred unitholders of approximately $15 million per quarter in lieu of quarterly distributions of additional preferred units. We believe that during 2017, our operating cash flows will well exceed our quarterly distributions at the current level and cash distributions to our preferred unitholders.

As of December 31, 2016, we had $734.4 million of available capacity under our credit facility considering the most restrictive debt covenants in the credit agreement. As further described in Item 1. Financial Statements, Note 9, we amended the credit facility during 2016 to, among other things, facilitate the announced joint venture with Consolidated Edison and retire indebtedness with the proceeds thereof.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2016, we were in compliance with all of our debt covenants applicable to the credit facility and our senior notes. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the credit facility and senior notes.

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$346.1	$440.7	$283.0
Net cash provided by (used in) investing activities	867.2	(212.7)	(483.0)
Net cash provided by (used in) financing activities	(1,212.2)	(236.3)	203.6

Operating Activities

Our operating cash flows decreased approximately $94.6 million for the year ended December 31, 2016 compared to 2015, primarily due to a $112.3 million decrease in operating revenues as a result of the deconsolidation of our NE S&T assets in June 2016 and from our gathering and processing segment’s operations due primarily to the effect of lower commodity prices on that segment. These unfavorable cash flow impacts were partially offset by lower operations and maintenance expense of approximately $32.1 million, primarily due to the deconsolidation of our NE S&T assets.

Our operating cash flows increased approximately $157.7 million for the year ended December 31, 2015 compared to 2014, primarily due to $171.8 million net cash inflow from working capital resulting primarily from lesser working capital requirements of our NGL terminalling, supply and logistics operations, primarily due to lower commodity prices. In addition, we experienced a $1,298.5 million decrease in operating revenues primarily from our G&P and marketing, supply and logistics segments’ operations described above, partially offset by lower costs of product/services sold of approximately $1,281.8 million primarily due to the effect of lower commodity prices on our G&P and marketing, supply and logistics segments’ operations described above.

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

During 2017, we anticipate growth capital expenditures of approximately $130.0 million to $150.0 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $20.0 million to $25.0 million on maintenance capital expenditures. We anticipate that our growth capital expenditures in 2017 will increase the operating efficiencies of our systems. We expect to finance our growth and maintenance capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the year ended December 31, 2016 (in millions).

Growth capital	$72.5
Maintenance capital	13.3
Other(1)	14.9
Purchases of property, plant and equipment	100.7
Reimbursements of property, plant and equipment	(26.0)
Net	$74.7

(1)	Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to the capital expenditures described in the table above, our cash flows from investing activities were also impacted by the following significant items during the three years ended December 31, 2016, 2015 and 2014:

Acquisitions. In December 2016, we acquired four NGL terminals for approximately $7.2 million. During the year ended December 31, 2014, we paid approximately $19.5 million to acquire our crude oil transportation fleet from Red Rock and LT Enterprises.

Investments in Unconsolidated Affiliates. During the years ended December 31, 2016, 2015 and 2015, we contributed approximately $12.4 million, $42.0 million and $108.6 million to our joint ventures primarily to fund their growth projects and to fund the operating activities of our joint ventures. In addition, distributions from our joint ventures increased during the year ended December 31, 2016 compared to 2015, primarily due to the formation of the Stagecoach Gas joint venture and an increase in Jackalope’s available cash as a result of it placing an expansion project in service in 2015. For a further discussion of transactions with our equity method investments, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Proceeds from the Sale of Assets. On June 3, 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP.

In December 2014, Crestwood Equity sold its 100% interest in Tres Palacios to Tres Holdings, a newly formed joint venture between Crestwood Midstream’s consolidated subsidiary and an affiliate of Brookfield for total cash consideration of approximately $132.8 million. As a result of this transaction, effective December 1, 2014, Crestwood Equity deconsolidated the operations of Tres Palacios. Crestwood Midstream and Brookfield paid approximately $66.4 million each to acquire their respective interests in Tres Palacios. For a further discussion of our sale in Tres Palacios, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Financing Activities

Significant items impacting our financing activities during the years ended December 31, 2016, 2015 and 2014 included the following:

Equity Transactions

•
Increase in distributions to partners of $48.3 million for the year ended December 31, 2016 compared to 2015, and $69.0 million for the year ended December 31, 2015 compared to 2014, primarily due to the increase in the number of limited partner units outstanding as a result of the Simplification Merger;

•	Decrease in distributions paid to non-controlling partners of $219.0 million in 2016 compared to 2015 and $62.3 million in 2015 compared to 2014 due primarily to the Simplification Merger;

•
$58.8 million and $430.5 million net proceeds from the issuance of Crestwood Midstream’s Class A Preferred Units in 2015 and 2014, respectively, prior to the completion of the Simplification Merger; and

•	$53.9 million net proceeds from the issuance of Crestwood Niobrara preferred equity to GE in 2014.

Debt Transactions

•	$468.4 million increase in net repayments of amounts outstanding under our credit facilities in 2016 compared to 2015;

•	$332.8 million increase in net repayments of amounts outstanding under our credit facilities in 2015 compared to 2014;

•	$312.9 million repayments of a portion of Crestwood Midstream’s 2020 Senior Notes and 2022 Senior Notes in 2016;

•	$688.3 million net proceeds from Crestwood Midstream’s issuance of the 2023 Senior Notes in 2015; and

•	$363.6 million redemption of Crestwood Midstream’s 2019 Senior Notes in 2015.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, capital commitments and contractual interest amounts are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2016 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt:
Principal	$1.0	$1.9	$418.1	$1,136.7	$1,557.7
Interest(1)	93.6	186.9	161.6	59.2	501.3
Future minimum payments under operating leases(2)	18.3	30.7	18.0	18.5	85.5
Asset retirement obligations	—	—	—	27.8	27.8
Fixed price commodity purchase commitments(3)	278.3	33.7	—	—	312.0
Standby letters of credit	64.0	—	—	—	64.0
Purchase commitments and other contractual obligations(4)	34.9	—	—	—	34.9
Total contractual obligations	$490.1	$253.2	$597.7	$1,242.2	$2,583.2

(1)
$77.0 million of our long-term debt is variable interest rate debt at Alternate Base rate or Eurodollar rate plus an applicable spread. These rates plus their applicable spreads were between 3.21% and 5.25% at December 31, 2016. These rates have been applied for each period presented in the table.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Our equity interest in Crestwood Permian is considered to be a variable interest entity. We are not the primary beneficiary of Crestwood Permian and as a result, we account for our investment in Crestwood Permian as an equity method investment. For a further discussion of our investment in Crestwood Permian, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

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

As of December 31, 2016, both the carrying value and fair value of our fixed rate debt instruments (including debt fair value adjustments) was approximately $1.5 billion. As of December 31, 2015, the carrying value and fair value of our fixed rate debt instruments was approximately $1.8 billion and $1.3 billion, respectively. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facility. At December 31, 2016, we had obligations totaling $77.0 million outstanding under the credit facility. These obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the interest rate on the our credit facility were to fluctuate by 1% from the rate as of December 31, 2016, our annual interest expense would have changed by a total of $0.8 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to (i) the NGLs and crude oil marketed or supplied by our NGL and crude oil supply and logistics operations (marketing, supply and logistics segment), (ii) NGLs under certain of our percent-of-proceeds contracts (G&P segment); (iii) crude oil and natural gas purchased from our Arrow, Granite Wash and Delaware Permian producer customers (G&P segment); and (iv) line pack and base gas that we purchase for our natural gas storage and transportation facilities (storage and transportation segment).  Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities.  We remain subject to volumetric risk under contracts without minimal volume commitments or take-or-pay pricing terms, but absent other market factors that could adversely impact our operations (e.g., market conditions that negatively influence our producer customers’ decisions to develop or produce hydrocarbons), changes in the price of natural gas, NGLs or crude oil should not materially impact our operations.

In our marketing, supply and logistics operations, we consider market risk to be the risk that the value of our NGL and crude services segment’s portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2016 were energy marketers, propane retailers, resellers, and dealers.

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

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2016 were assets of $6.3 million and liabilities of $28.6 million. We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models on a quarterly basis. A theoretical change of 10% in the underlying commodity value would result in a $7.0 million change in the market value of these contracts as there were 82.3 million gallons of net unbalanced positions at December 31, 2016. Inventory positions of 83.2 million gallons would substantially offset this theoretical change at December 31, 2016.

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

Under a number of our customer contracts, there are provisions that provide for our right to request or demand credit assurances from our customers including the posting of letters of credit, surety bonds, cash margin or collateral held in escrow for varying levels of future revenues. We continue to closely monitor our producer customer base since a majority of our customers in our consolidated gathering and processing and storage and transportation operations are either not rated by the major rating agencies or had below investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2016, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officers and Chief Financial Officers of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s and Crestwood Midstream’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Crestwood Equity’s and Crestwood Midstream’s management is responsible for establishing and maintaining adequate internal control over financial reporting, pursuant to Exchange Act Rules 13a-15(f). Crestwood Equity’s and Crestwood Midstream’s internal control systems were designed to provide reasonable assurance to their respective management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2016. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2016, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 24, 2017, on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance;” Item 11, “Executive Compensation;” Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report for Crestwood Midstream pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

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

Executive Officers and Directors	Age	Position with our General Partner
Robert G. Phillips	62	President, Chief Executive Officer and Director
J. Heath Deneke	43	President and Chief Operating Officer, Pipeline Services Group
William C. Gautreaux	53	President and Chief Marketing Officer, Supply and Logistics Group
Robert T. Halpin	33	Senior Vice President, Chief Financial Officer
Steven M. Dougherty	44	Senior Vice President, Chief Accounting Officer
Joel C. Lambert	48	Senior Vice President, General Counsel and Corporate Secretary
William H. Moore	37	Senior Vice President, Strategy and Corporate Development
Alvin Bledsoe	68	Director
Michael G. France	39	Director
Warren H. Gfeller	64	Director
David Lumpkins	62	Director
John J. Sherman	61	Director
John W. Somerhalder II	61	Director

Robert G. Phillips was elected Chairman, President and Chief Executive Officer of our general partner in June 2013 and has served on the Management Committee of Crestwood Holdings since May 2010. He served as Chairman, President and CEO of Legacy Crestwood from November 2007 until October 2013. Previously, Mr. Phillips served as President and Chief Executive Officer and a Director of Enterprise Products Partners L.P. from February 2005 until June 2007 and Chief Operating Officer and a Director of Enterprise Products Partners L.P. from September 2004 until February 2005. Mr. Phillips also served on the Board of Directors of Enterprise GP Holdings L.P., the general partner of Enterprise Products Partners L.P., from February 2006 until April 2007. He previously served as Chairman of the Board and CEO of GulfTerra Energy Partners, L.P. (GTM), from 1999-2004, prior to GTM’s merger with Enterprise Product Partners, LP, and held senior executive management positions with El Paso Corporation, including President of El Paso Field Services from 1996-2004. Prior to that he was Chairman, President and CEO of Eastex Energy, Inc. from 1981-1995. Mr. Phillips previously served as a Director of Pride International, Inc. from October 2007 to May 31, 2011, one of the world’s largest offshore drilling contractors, and was a member of its audit committee. Mr. Phillips has served as a Director of Bonavista Energy Corporation , a Canadian independent oil and gas producer, since May 2015, and is a member of its governance committee. Mr. Phillips holds a B.B.A. from The University of Texas at Austin and a Juris Doctorate from South Texas College of Law. Mr. Phillips was selected to serve as the Chairman of the Board of our general partner because of his deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as his experience in executive leadership roles for public companies in the energy industry and operational and financial expertise in the oil and gas business generally.

J. Heath Deneke was appointed President, Chief Operating Officer, Pipeline Services Group in June 2015. He served as President, Natural Gas Business Unit of our general partner from October 2013 to June 2015 and as Senior Vice President and Chief Commercial Officer of Legacy Crestwood from August 2012 until October 2013. Prior to joining Legacy Crestwood, Mr. Deneke served in various management positions at El Paso Corporation and its affiliates, including Vice President of Project Development and Engineering for the Pipeline Group, Director of Marketing and Asset Optimization for Tennessee Gas Pipeline Company, LLC and Manager of Business Development and Strategy for Southern Natural Gas Company, LLC. Mr. Deneke holds a bachelor’s degree in Mechanical Engineering from Auburn University.

William C. Gautreaux was appointed President, Chief Marketing Officer, Supply and Logistics Group in June 2015. He served as President, Liquids and Crude Business Unit of our general partner and CMLP’s general partner from October 2013 to June 2015 and as President - Inergy Services from November 2011until October 2013. He was with Legacy Inergy since its inception in 1997 and was previously employed by Ferrellgas and later co-founded and managed supply and risk management for LPG Services Group, Inc., which was acquired by Dynegy, Inc. in 1996.

Robert T. Halpin has served as the Senior Vice President - Chief Financial Officer of our general partner since March 2015. He previously served as Vice President, Finance from January 2013 to March 2015 and as Vice President, Business Development from January 2012 to January 2013. Prior to joining Crestwood, from July 2009 to January 2012, he was an Associate at First Reserve and from July 2007 to June 2009, he was an investment banker in the Global Natural Resources Group at Lehman Brothers and subsequently, Barclays Capital following its acquisition of Lehman Brothers’ Investment Banking Division in September 2008. Mr. Halpin holds a B.B.A. in Finance from The University of Texas at Austin.

Steven M. Dougherty was appointed Senior Vice President, Chief Accounting Officer of our general partner in October 2013. He served as Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer of Legacy Crestwood from January 2013 to October 2013. Mr. Dougherty had served as Vice President and Chief Accounting Officer of Legacy Crestwood since June 2012. Prior to joining Legacy Crestwood, Mr. Dougherty was Director of Corporate Accounting at El Paso Corporation since 2001, with responsibility over El Paso’s corporate segment and in leading El Paso’s efforts in addressing complex accounting matters. Mr. Dougherty also had seven years of experience with KPMG LLP, working with public and private companies in the financial services industry. Mr. Dougherty holds a Master of Public Accountancy from The University of Texas at Austin and is a certified public accountant in the State of Texas.

Joel C. Lambert was appointed Senior Vice President, General Counsel and Corporate Secretary of our general partner in October 2013. He served as a director of Legacy Crestwood from October 2010 to October 2013. From 2007 until October 2013, Mr. Lambert served as Vice President, Legal of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. From 1998 to 2006, Mr. Lambert was an attorney in the Business and International Section of Vinson & Elkins LLP. In 1997, he was an Intern at the Texas Supreme Court, and has served as a Military Intelligence Specialist for the United States Army. Mr. Lambert holds a Bachelor of Environmental Design from Texas A&M University and a Juris Doctorate from The University of Texas School of Law.

William H. Moore was appointed Senior Vice President, Strategy and Corporate Development of our general partner in October 2013. He joined Legacy Inergy in 2005 as a legal analyst and has held various positions in corporate and business development, including Vice President, Corporate Development. Mr. Moore holds an M.B.A from Fort Hays State University, and a Juris Doctorate from the University of Kansas School of Law.

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

Michael G. France was appointed as a director of our general partner in June 2013. He served as a director of CMLP GP from October 2013 to October 2015 and as a director of Legacy Crestwood from October 2010 to October 2013. Mr. France, a Managing Director of First Reserve, a global private equity and infrastructure firm focused exclusively on energy, has been with the firm since 2007. Additionally, Mr. France has served on the Management Committee of Crestwood Holdings since May 2010. From 2003 to 2007, Mr. France served as a Vice President in the Natural Resources Group, Investment Banking Division, at Lehman Brothers. From 1999 to 2001, he served as a Senior Consultant at Deloitte & Touche LLP. Mr. France previously served on the board of directors of Cobalt International Energy, Inc. Mr. France holds a B.B.A. (Cum Laude) in Finance from The University of Texas at Austin and a Master of Business Administration from Jones Graduate School of Management at Rice University. Mr. France was elected to serve as a director of our general partner due to his years of experience in financing energy related companies including his energy investment experience at First Reserve and his general knowledge of upstream and midstream energy companies.

Warren H. Gfeller has been a member of our general partner’s board of directors since March 2001. He served as a director of CMLP GP from December 2011 to October 2015. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He has served as a director of HC2 Holdings, Inc. since June 2016 and previously served as a director of Inergy Holdings GP, LLC, Zapata Corporation and Duckwall-Alco Stores, Inc. Mr. Gfeller worked for many years in the energy industry. This experience has given him a unique perspective on our operations, and, coupled with his extensive financial and accounting training and practice, has made him a valuable member of our board of directors.

David Lumpkins was appointed as a member of our general partner’s board of directors in November 2015 and previously served on the board of directors of CMLP’s general partner. Mr. Lumpkins is a partner at Stonecourt Capital, LP, a private equity investment firm. He previously served as the Executive Chairman,of PetroLogistics GP LLC, the general partner of PetroLogistics LP. Mr. Lumpkins was previously affiliated with the private equity firm Lindsay Goldberg since 2000, during which time he was involved in a number of investment opportunities in the petrochemical and energy midstream industries. Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region. He is a graduate of The University of Texas where he also received his MBA. Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to the boards of directors of our general partners.

John J. Sherman has served as a director of our general partner since March 2001 and previously served on the board of directors of CMLP’s general partner. He served as Chief Executive Officer and President of our general partner from March 2001 until June 2013 and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC. He is currently Vice Chairman of the Cleveland Indians Baseball Club and a director of Great Plains Energy Inc. and Tech Accel LLC. We believe the breadth of Mr. Sherman’s experience in the energy industry and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to our board of directors.

John W. Somerhalder II was appointed as a director of our general partner in October 2013. He has served as a director of CenterPoint Energy, Inc. since October 2016 and as a director of Legacy Crestwood from July 2007 to October 2013. Mr. Somerhalder is currently the interim Chief Executive Officer of Colonial Pipeline Company and previously served as the President, Chief Executive Officer and a director of AGL Resources Inc. (AGL Resources), a publicly-traded energy services holding company whose principal business is the distribution of natural gas, from March 2006 to December 2015 and as Chairman of the Board of AGL Resources from November 2007 to December 2015. From 2000 to May 2005, Mr. Somerhalder served as the Executive Vice President of El Paso Corporation, where he continued service under a professional services agreement from May 2005 to March 2006. From 2001 to 2005, he served as the President of El Paso Pipeline Group. From 1996 to 1999, Mr. Somerhalder served as the President of Tennessee Gas Pipeline Company, an El Paso subsidiary company. From April 1996 to December 1996, Mr. Somerhalder served as the President of El Paso Energy Resources

Company. From 1992 to 1996, he served as the Senior Vice President, Operations and Engineering, of El Paso Natural Gas Company. From 1990 to 1992, Mr. Somerhalder served as the Vice President, Engineering of El Paso Natural Gas Company. From 1977 to 1990, Mr. Somerhalder held various other positions at El Paso Corporation and its subsidiaries until being named an officer in 1990. Mr. Somerhalder was selected to serve as a director of our general partner due to his years of experience in the oil and gas industry and his extensive business and management expertise, including as President, Chief Executive Officer and a director of a publicly-traded energy company.

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

Conflicts Committee

Our general partner has established a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. The members of our conflicts committee are David Lumpkins and John Somerhalder II. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

All of our executive officers also serve in the same capacities as executive officers of our subsidiaries and the compensation of the Named Executive Officers (NEOs) discussed below reflects total compensation for services to all Crestwood entities described in more detail below.

For purposes of this Compensation Discussion and Analysis our NEOs for fiscal 2016 were comprised of:

•	Robert G. Phillips, our current President and Chief Executive Officer and Director (Principal Executive Officer);

•	Robert T. Halpin, our Senior Vice President, Chief Financial Officer (Principal Financial Officer);

•	J. Heath Deneke, our President and Chief Operating Officer, Pipeline Services Group;

•	William C. Gautreaux, our President and Chief Marketing Officer, Marketing, Supply and Logistics Group; and

•	William H. Moore, our Senior Vice President, Strategy and Corporate Development.

Compensation Philosophy and Objectives

We employ a compensation philosophy that emphasizes pay for performance. The primary measure of our long-term performance is our ability to maintain sustainable cash distributions to our unitholders and the related unitholder value realized. We believe that by tying a substantial portion of each NEO’s total compensation to financial, operational and safety performance metrics that support sustainability in distributable cash, our pay-for-performance approach aligns the interests of our executive officers with that of our unitholders. Accordingly, the objectives of our total compensation program consist of:

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

Compensation Setting Process

Role of Management

In order to make pay recommendations, management, with assistance from management’s consultant, provides the CEO with data from the annual proxy statements of companies in our comparator group along with pay information compiled from nationally recognized executive and industry-related compensation surveys. The survey data is used to confirm that pay practices among companies in the comparator group are aligned with the market as a whole.

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

Our CEO makes recommendations to the compensation committee with respect to financial metrics to be used and determination of performance for performance-based awards as well as other recommendations regarding non-CEO executive compensation, which may be based on our performance, individual performance and the peer group compensation market analysis. The compensation committee considers this information when establishing the total compensation packages of our executive officers. The CEO’s performance and compensation is reviewed, evaluated and established separately by the compensation committee based on criteria similar to those used for non-CEO executive compensation. The board of directors of our general partner reviews all aspects of executive compensation based on the reports from the compensation committee.

Role of the Compensation Committee

For all NEOs, except the CEO, the compensation committee reviews the CEO’s recommendations, supporting market data, and individual performance assessments. In addition, the compensation committee reviews the reasonableness of the CEO’s pay recommendations based on a competitive market study that includes proxy data from the approved comparator group and published compensation survey data. For the CEO, in fiscal 2016 the board of directors met in executive session without management present to review the CEO’s performance. In this session, the board of directors reviewed:

•	Evaluations of the CEO completed by the board members;

•	The CEO’s written assessment of his/her own performance compared with the stated goals; and

•	Business performance of the Company relative to established targets.

The compensation committee used these evaluations and competitive market study to determine the CEO’s long- term incentive amounts, annual cash incentive target, base pay, and any performance adjustments to be made to the CEO’s annual cash incentive payment.

Role of the Compensation Consultant

For the fiscal year 2016, Aon Hewitt (the Compensation Consultant) was engaged on behalf of management as our compensation consultant. Our compensation committee and management believed it was beneficial to have an independent third-party analysis to assist in evaluating and setting executive compensation. Management, in consultation with the compensation committee, chose the Compensation Consultant because of the Compensation Consultant’s extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry. The Compensation Consultant provided management and the compensation committee with an analysis of our executive compensation programs, including total direct compensation comprised of base salary, annual incentive and long-term incentive compensation, in order to assess the competitiveness of our programs and to provide conclusions and recommendation. The Compensation Consultant does not provide any other services to management or us. Our compensation committee has taken and will take into consideration the discussions, guidance and compensation studies produced by the Compensation Consultant in order to make compensation decisions. The compensation committee has assessed the independence of Aon Hewitt under the SEC rules and concluded that Aon Hewitt’s work for management and the compensation committee does not raise any conflict of interest.

Competitive Benchmarking and Peer Group

Our compensation committee considers competitive industry data in making executive pay determinations. Pursuant to our compensation committee’s decisions to maintain a peer group for executive compensation purposes and in view of evolving industry and competitive conditions, the Compensation Consultant with the assistance of management, proposed certain peer group companies for our compensation committee’s review.

For 2016, due to transactions involving two of our peer companies, MarkWest Energy Partners LP and Regency Energy Partners LP, we conducted a thorough review of our peer group. After discussion with the Compensation Consultant and reviewing the Compensation Consultant’s recommendation of a peer group based on companies with annual revenues, assets and net income similar to ours and taking into account geographic footprint and employee count, our compensation committee agreed that the peer group listed below, with seven new companies, is the most appropriate for purposes of executive compensation analyses.

Boardwalk Pipeline Partners LP	Midcoast Energy Partners, L.P.*
Buckeye Partners, L.P.*	NuStar Energy L.P.*
DCP Midstream Partners, LP	ONEOK Inc.*
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	Tallgrass Energy Partners, LP
EQT Midstream Partners, LP	Targa Resources Partners LP
Genesis Energy LP*	Tesoro Logistics LP*
Magellan Midstream Partners, L.P.*	Western Gas Partners, LP

*	New to peer group

The Compensation Consultant compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents, and compiled published survey compensation data from multiple sources. This compensation data was then presented to the compensation committee and used to compare the compensation of our NEOs to our peer group where the peer group had individuals serving in similar positions and to the market.

Elements of Compensation

The principal elements of compensation for the NEOs are the following:

•	base salary;

•	incentive awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.

In addition, certain NEOs have received incentive units from Crestwood Holdings, which plays a key role in enabling our general partner to attract, recruit, hire and retain qualified executive officers.

Base Salary

Base salary is designed to compensate executives commensurate with the level of the position they hold and for sustained individual performance (including experience, scope of responsibility, results achieved and future potential). The initial base salaries for our NEOs were determined in 2013 and documented in employment agreements we entered into with each of our executive officers in January 2014 (the Executive Employment Agreements). For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.”

Base salaries for our NEOs are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the base salary amounts of the NEOs as compared to the compensation of executives in similar positions with similar responsibility levels in our industry. However, the final determination of base salary amounts was within the compensation committee’s discretion. Based on our targeted objective to be at the median of the market data, no base salary changes were made in 2016.

Annual Incentive Awards

Incentive bonuses are granted based on a percentage of each NEO’s base salary. Incentive awards are designed to reward the performance of key employees, including the NEO’s, by providing annual incentive opportunities for the partnership’s achievement of its annual financial, operational, and individual performance goals. In particular, these bonus awards are provided to the NEOs in order to provide competitive incentives to these individuals who can significantly impact performance and promote achievement of our short-term business objectives.

Annual incentive target payouts were initially established for each of our NEOs pursuant to their Employment Agreements. For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Executive Employment Agreements.” The annual target bonus amounts of our NEOs are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the annual incentive targets of the NEOs as compared to executives in similar positions with similar responsibility levels in our industry. However, the final determination of annual target bonus amounts is within the compensation committee’s discretion. Based on our objective of setting target bonuses at the median of the market data, no changes were made to the target bonus amounts in 2016. In 2016, the annual incentive target for Messrs. Phillips and Moore was 100% of base salary. The 2016 target for Messrs. Halpin, Deneke and Gautreaux was 90% of base salary.

Actual bonuses for 2016 were determined based on our achievement of compensation committee approved key performance indicators (KPIs) and a board discretionary component. The KPIs for fiscal 2016 were Adjusted EBITDA, operational and administrative costs, total shareholder return relative to peers and safety. Each KPI is then weighted based on the relative impact to our overall compensation philosophy and objectives. Actual results between the minimum and maximum target thresholds are pro-rated based on the percentage of target reached. Actual results above the maximum threshold are capped at 140% and results below 40% achievement result in 0% achievement for that KPI, excluding total shareholder return relative to peers. The board discretionary component allows our board of directors the ability to increase or decrease the total recommended bonus pool as much as 25% based on qualitative factors deemed relevant by the board.

2016 Annual Incentive Awards KPIs	Weighting	Target	Weighted Achievement
Adjusted EBITDA	50%	$452.5	51%
Operational and Administrative Costs	35%	$230.0	40%
Relative Total Shareholder Return*	5%	100%	4%
Total Recordable Incident Rate	5%	2.0	5%
At-Fault Vehicle Incident Rate	5%	1.4	4%
	100%	—	104%

*
Peers include Boardwalk Pipeline Partners LP, EQT Midstream Partners LP, DCP Midstream, LP, Enable Midstream Partners, EnLink Midstream Partners LP, Summit Midstream Partners LP, Tallgrass Energy Partners, Targa Resources Group and Western Gas Partners LP.

Based on the company’s KPI achievement, the actual annual incentive bonus pool for fiscal 2016 was established at 100% of target amount. Actual bonus amounts then paid to the individual NEO is adjusted based on the individual performance review for such NEO. For example, that actual amount of Mr. Halpin’s 2016 annual incentive award was above his target amount due to his superior individual performance review.

In addition to annual incentive awards, from time to time the compensation committee may award one-time project completion bonuses. The amount of these awards are recommended by management to the compensation committee based on the size of the project, the strategic importance of the project to the company and the respective individual’s efforts in sourcing and completing the project.

In June 2016, the company completed a transformative $2 billion joint venture with Con Edison. As a result of their significant efforts associated with the joint venture and its subsequent impact on unit performance, the compensation committee approved project completion bonuses to certain NEOs as follows:

•	Robert Halpin received a $75,000 bonus and a $50,000 restricted unit award;

•	Heath Deneke received a $50,000 bonus and a $50,000 restricted unit award; and

•	William Moore received a $100,000 bonus and a $200,000 restricted unit award.

Mr Deneke received an additional $50,000 bonus and $50,000 restricted unit award for his efforts associated with new long-term gathering and processing agreements entered into in April 2016 with BlueStone for the Alliance, Cowtown and Lake Arlington systems in the Barnett Shale.

Long-Term Incentive Plan Awards

Long-term incentive awards for the NEOs are granted under the Crestwood Equity Partners LP Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. This plan was designed to align the economic interests of key employees and directors with those of our common unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us. For fiscal 2016, awards consisted of grants of restricted common units which vest based upon continued service. Restricted units are designed to attract and retain executive talent and to align their economic interests with those of common unitholders.

The initial long-term equity incentive targets for our NEOs were established in their Employment Agreements. For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.” The annual target long-term equity incentives for our NEOs are reviewed on an annual basis and at the time of promotion or other changes in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of long-term incentive targets of the NEOs as compared to executives in similar positions with similar responsibility levels in our industry. However, the final determination of long-term equity awards is within the compensation committee’s discretion.

Based on our objective of granting annual equity awards at the median of the market data, the following target equity changes were made and reflected in 2016 equity grants:

•	Increased Mr. Phillips’ annual equity grant target to 300% of base salary;

•	Increased Mr. Halpin’s annual equity grant target to 250% of base salary;

•	Increased Mr. Deneke’s annual equity grant target to 250% of base salary;

•	Increased Mr. Gautreaux’s annual equity grant target to 237.5% of base salary; and

•	Increased Mr. Moore’s annual equity grant target to 175% of base salary.

Risk Assessment Related to our Compensation Structure

We believe that the compensation plans and programs for our executive officers, as well as other employees, are appropriately structured and are not reasonably likely to result in a material risk. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could reward poor judgment. We also believe that we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for our executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment.

Severance and Change of Control Benefits

For a detailed description of the Executive Employment Agreements for our other NEOs, see “Potential Payments upon a Change in Control or Termination during Fiscal 2016.”

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2016.

Warren Gfeller
Alvin Bledsoe
Members of the Compensation Committee

Summary Compensation Table for Fiscal 2016

The following table sets forth the cash and non-cash compensation earned by our NEOs for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(3)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(2)	Total ($)

Robert G. Phillips President, Chief Executive Officer and Director	2016	655,000	—	1,589,964	655,000	17,088	2,917,052
	2015	655,000	—	2,935,211	655,000	10,093	4,255,304
	2014	655,000	—	4,718,155	655,000	16,788	6,044,943
Robert T. Halpin Senior Vice President, Chief Financial Officer	2016	400,000	115,000	860,017	360,000	15,744	1,750,761
	2015	400,000	—	1,057,804	360,000	16,044	1,833,848
J. Heath Deneke President and Chief Operating Officer, Pipeline Services Group	2016	475,000	100,000	1,062,601	427,500	15,780	2,080,881
	2015	475,000	—	1,477,254	427,500	16,080	2,395,834
	2014	435,000	—	752,265	435,000	15,780	1,638,045
William C. Gautreaux President, Chief Marketing Officer, Supply and Logistics Group	2016	451,250	—	867,170	406,125	16,038	1,740,583
	2015	451,250	—	561,802	406,125	304,225	1,723,402
	2014	435,000	—	2,256,796	293,625	15,363	3,000,784
William H. Moore Senior Vice President, Strategy and Corporate Development	2016	350,000	100,000	713,284	350,000	15,654	1,528,938
	2015	350,000	—	482,164	350,000	15,954	1,198,118
	2014	350,000	—	1,452,659	350,000	15,654	2,168,313

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

(2) “All Other Compensation” for Fiscal Year 2016 consisted of the following:

Name	401(k) Matching Contributions ($)	Group Term Life Insurance ($)	Total ($)
Robert G. Phillips	15,900	1,188	17,088
Robert T. Halpin	15,900	144	16,044
J. Heath Deneke	15,600	180	15,780
William G. Gautreaux	15,900	138	16,038
William H. Moore	15,600	54	15,654

(3)
Amounts paid pursuant to our annual incentive program were previously reported in the “Bonus” column. We have since concluded that it is more appropriate to include such amounts in the “Non-Equity Incentive Plan Compensation” column. Accordingly, the “Bonus” column now reflects only discretionary amount paid for project completion bonuses and individual performance bonuses as described in the Compensation Discussion and

Analysis. The reclassification of prior years from “Bonus” to “Non-Equity Incentive Plan Compensation” did not change the aggregate value of previously reported amounts.

Grants of Plan-Based Awards Table for Fiscal 2016

The following table provides information concerning each grant of an award made to our NEOs during fiscal 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards(#)(2)	Grant Date Fair Value of Unit and Option Awards ($)(3)
Robert G. Phillips	1/15/2016				113,650	1,589,964
		262,000	655,000	—
Robert T. Halpin	1/15/2016				57,837	809,140
	6/6/2016				2,213	50,877
		144,000	360,000	504,000
J. Heath Deneke	1/15/2016				68,681	960,847
	6/6/2016				4,426	101,754
		171,000	427,500	598,500
William C. Gautreaux	1/15/2016				61,985	867,170
		162,450	406,125	568,575
William H. Moore	1/15/2016				36,437	509,754
	6/6/2016				8,853	203,530
		140,000	350,000	490,000

(1)
Actual amounts paid pursuant to the annual incentive bonus are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The amount of the annual bonus may be increased at the discretion of the compensation committee, irrespective of actual KPI performance, as described above in the “Compensation Discussion and Analysis - Incentive Awards.” Any annual bonus amount paid over and above what is called for by actual KPI performance is reported in the “Bonus” column of the Summary Compensation Table.

(2)	The restricted units vest ratably (33.33%) over a three year period beginning on the first anniversary of the grant date.

(3)
Unit award amounts reflect the aggregate grant date fair value of unit awards granted during 2016 calculated in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (ASC 718), disregarding forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the value of the awards.

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

Under the terms of the Executive Employment Agreements, if the named executive officer’s employment is terminated during the initial term or a subsequent one-year renewal by Crestwood Operations without “employer cause” or the executive resigns due to “employee cause” or the named executive officer’s employment with Crestwood Operations terminates as a result of Crestwood Operations’ election not to renew the Executive Employment Agreement or due to the executive’s death or permanent disability, the executive will be entitled to receive, subject to the executive’s execution of a release of claims, severance equal to two (or, in the case of Mr. Phillips, three) times the sum of the executive’s base salary and average annual bonus for the prior two years, payable in equal installments over an 18-month period following termination. In addition, the named executive officer would be entitled to certain subsidized medical benefits over such 18-month period.

On May 27, 2015, Crestwood Operations entered into a first amendment (the “First Amendment”) to the employment agreement dated January 21, 2014 with Bill Gautreaux. Effective June 1, 2015, in connection with a corporate restructuring, Mr. Gautreaux ceased serving as President, Liquids and Crude Business Unit and became employed as the Senior Vice President and Chief Marketing Officer of Crestwood Operations and President of the Supply and Logistics Group. Absent the entry into the First Amendment, the corporate restructuring described above would have constituted “employee cause” (as defined in the Employment Agreement) and entitled Mr. Gautreaux to resign and receive severance benefits as provided for under the Employment Agreement and subject to the other terms and conditions therein. Pursuant to the terms of the First Amendment, Mr. Gautreaux agreed not to invoke this provision of the Employment Agreement. However, Mr. Gautreaux is permitted to submit a resignation notice at any point after June 1, 2015, and for any reason, provided that his resignation will not be effective until 60 days after the date of the notice and provided that he works diligently and reasonably during the 60-day period to attempt to locate and hire a successor and transfer his duties to such successor. In the event that Mr. Gautreaux meets the requirements set forth in the prior sentence, he would be entitled to receive the severance and other benefits payable pursuant to the terms of the Employment Agreement or otherwise upon a resignation due to “employee cause.”

The foregoing summary of the material provisions of the Executive Employment Agreements is intended to be general in nature and is qualified by the full text of the Executive Employment Agreements, each of which is incorporated by reference herein as an exhibit to this report.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table summarizes the outstanding equity awards as of the end of Fiscal 2016 for the each of our NEOs. The table includes restricted units and phantom units granted under the Crestwood Equity Partners LP Long Term Incentive Plan.

	UNIT AWARDS
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Robert G. Phillips	172,507	4,407,554
Robert T. Halpin	79,261	2,025,119
J. Heath Deneke	98,352	2,512,894
William C. Gautreaux	70,420	1,799,231
William H. Moore	52,008	1,328,804

(1)
Mr. Phillips’ restricted units vest as follows: 37,883 on January 15, 2017, 8,619 on January 16, 2017, 1,740 on January 17, 2017, 10,017 on February 26, 2017, 37,883 on January 15, 2018, 38,481 on January 16, 2018, and 37,884 on January 15, 2019; Mr. Halpin’s restricted units vest as follows: 19,279 on January 15, 2017, 2,763 on January 16, 2017, 382 on January 17, 2017, 737 on June 6, 2017, 1,095 on August 15, 2017, 19,279 on January 15, 2018, 14,971 on January 16, 2018, 738 on June 6, 2018, 19,279 on January 15, 2019 and 738 on June 6, 2019; Mr. Deneke’s restricted units vest as follows: 22,893 on January 15, 2017, 4,006 on January 16, 2017, 808 on January 17, 2017, 1,475 on June 6, 2017, 22,894 on January 15, 2018, 20,431 on January 16, 2018, 1,475 on June 6, 2018, 22,894 on January 15, 2019 and 1,476 on June 6, 2019; Mr. Gautreaux’s restricted units vest as follows: 20,661 on January 15, 2017, 3,005 on January 16, 2017, 2,426 on January 17, 2017, 20,662 on January 15, 2018, 3,004 on January 16, 2018 and 20,662 on January 15, 2019 and Mr. Moore’s restricted units vest as follows: 12,145 on January 15, 2017, 2,579 on January 16, 2017, 1,561 on January 17, 2017, 2,951 on June 6, 2017, 12,146 on January 15, 2018, 2,578 on January 16, 2018, 2,951 on June 6, 2018, 12,146 on January 15, 2019 and 2,951 on June 6, 2019. All of the phantom units for Messrs. Phillips, Halpin and Deneke will vest on January 16, 2018.

(2)	Market value for CEQP units based on the NYSE closing price of $25.55 on December 30, 2016.
.

Units Vested During Fiscal 2016

The following table provides information regarding restricted unit vesting during Fiscal 2016 for each of the NEOs. Value realized on upon vesting was calculated by using the NYSE closing price of Crestwood Equity Partners LP on the day immediately prior to the date that the award vested.

	UNIT AWARDS
Name	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
Robert G. Phillips	15,561	284,462
Robert T. Halpin	5,303	94,478
J. Heath Deneke	4,333	90,040
William C. Gautreaux	6,989	143,929
William H. Moore	4,383	101,665

Pension Benefits during Fiscal 2016

We do not offer any pension benefits.

Non-qualified Deferred Compensation during Fiscal 2016

On November 10, 2016, our compensation committee adopted the Crestwood Nonqualified Deferred Compensation Plan (the “NQDC”). The NQDC is a nonqualified deferred compensation plan under which designated eligible participants may elect to defer compensation. Eligible participants include the executive officers, certain other senior officers and members of the Board.
Subject to applicable tax laws, participants may elect to defer up to 50% of their base salary and up to 100% of incentive compensation earned and equity grants. In addition to elective deferrals, the NQDC permits us to make matching contributions and discretionary contributions. Participants may elect to receive payment of their vested account balances in a single cash payment or in annual installments for a period of up to five (5) years. Payments will be made on March 15 of any year at least one year after the deferral date, or upon separation from service. If a participant’s employment terminates before the designated year, payment is accelerated and paid in a lump sum. Compensation deferred under the Plan represents an unsecured obligation of the Company.

No deferrals were made to the NQDC in Fiscal 2016.

Potential Payments upon a Change in Control or Termination during Fiscal 2016

Under the terms of the Executive Employment Agreements, if the named executive officer’s employment is terminated during the initial term or a subsequent one-year renewal by Crestwood Operations without “employer cause” or the executive resigns due to “employee cause” or the named executive officer’s employment with Crestwood Operations terminates as a result of death, permanent disability, or Crestwood Operations’ election not to renew the Executive Employment Agreement, the executive will be entitled to receive, subject to the executive’s execution of a release of claims, severance equal to two (or, in the case of Mr. Phillips, three) times the sum of the executive’s base salary and average annual bonus for the prior two years, payable in equal installments over an 18-month period following termination. In addition, the named executive officer would be entitled to certain subsidized medical benefits over such 18-month period and all restricted and phantom units held by the named executive officer would vest in full. For a description of potential payments to Mr. Gautreaux please see “Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table - Employment Agreements.”

The following table presents information about the gross payments potentially payable to our named executive officers pursuant to the Executive Employment Agreements, assuming each such named executive officer experienced a qualifying termination of employment on December 31, 2016.

Name	Cash Severance ($)(1)	Accelerated Vesting of Restricted Units ($)(2)	Benefit Continuation ($)(3)	Total ($)
Robert G. Phillips	2,620,000	4,407,554	18,924	7,046,478
Robert T. Halpin	1,145,000	2,025,119	21,959	3,192,078
J. Heath Deneke	1,379,075	2,512,894	21,965	3,913,934
William C. Gautreaux	1,252,375	1,799,231	21,965	3,073,571
William H. Moore	1,050,000	1,328,804	21,965	2,400,769

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

(2)
The amounts reflected in the table above include the value of restricted units and phantom units which would be subject to accelerated vesting upon a change of control or termination without “employer cause” or the named executive officer resigns due to “employee cause.” The value reflected for the restricted units is based on the NYSE closing price of $25.55 for CEQP units on December 30, 2016.

(3)
As described above, amounts reflect the value of 18 months’ subsidized medical benefit coverage provided upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreement, subject to the executive’s execution of a release of claims.

Director Compensation Table for Fiscal 2016

The following table sets forth the cash and non-cash compensation for Fiscal 2016 by each person who served as a non-employee director of our general partner during such time.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Total ($)
Alvin Bledsoe	100,000	80,136	180,136
Michael France	—	80,136	80,136
Warren Gfeller	109,167	80,136	189,303
David Lumpkins(1)	100,000	80,136	180,136
John Sherman	80,000	80,136	160,136
John Somerhalder II	100,000	80,136	180,136
David Wood(2)	7,500	—	7,500

(1)
Reflects the value of restricted unit awards, calculated in accordance with ASC 718, disregarding estimated forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. These restricted unit grants will vest on the first anniversary of grant. As of December 31, 2016, our non-employee directors held the following restricted unit awards: Mr. Bledsoe, Mr. France, Mr. Gfeller, Mr. Lumpkins, Mr. Sherman and Mr. Somerhalder II each held 3,849 restricted units.

(2)	Mr. Wood resigned from the board of directors effective as of February 11, 2016.

Compensation of Directors during Fiscal 2016

Officers of our general partner who also serve as directors do not receive additional compensation. Each director receives cash compensation of $80,000 per year for serving on our board of directors. The lead director, audit committee chairperson, conflicts committee chairperson and finance committee chairperson each receive additional cash compensation of $20,000 per year and the compensation committee chairperson receives additional cash compensation of $10,000 per year. All cash compensation is paid to the non-employee directors in quarterly installments. Additionally, each non-employee director receives an annual grant of restricted units under our long-term incentive plan equal to $80,000 in value that vests on the first anniversary of the date of issuance.

Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Beginning in fiscal 2017, each director will also be eligible to participate in the Crestwood Deferred Compensation Plan which is described above under the heading “Non-qualified Deferred Compensation during Fiscal 2016.”

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Warren Gfeller and Alvin Bledsoe served as the members of the compensation committee during Fiscal 2016, and neither of them was an officer or employee of our company or any of its subsidiaries during Fiscal 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 17, 2017, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Owned	Preferred Units Beneficially Owned (2)	Percentage of Preferred Units Beneficially Owned
Magnetar Financial LLC(3)	—	—	38,120,445	56.0%
GSO COF II Holdings Partners LP(4)	—	—	27,228,894	40.0%
Crestwood Gas Services Holdings LLC(5)(6)(7)	9,985,462	14.2%	—	—
Crestwood Holdings LLC(5)(6)	7,484,449	10.7%	—	—
Oppenheimer Funds, Inc.(8)	5,324,018	7.6%	—	—
UBS Group AG(9)	4,070,611	5.8%	—	—
Alvin Bledsoe(10)	29,742	*	—	—
J. Heath Deneke	144,096	*	—	—
Steven M. Dougherty	80,843	*	—	—
Michael G. France	13,256	*	—	—
William C. Gautreaux	700,509	1.0%	—	—
Warren H. Gfeller	40,957	*	—	—
Robert T. Halpin	121,075	*	—	—
Joel C. Lambert	77,455	*	—	—
David Lumpkins	30,564	*	—	—
William H. Moore	87,098	*	—	—
Robert G. Phillips	232,366	*	—	—
John J. Sherman	3,220,456	4.6%	—	—
John W. Somerhalder II(10)	8,677	*	—	—
Directors and executive officers as a group (13 persons)	4,787,094		—	—

* Indicates less than 1%

(1) Unless otherwise indicated, the contact address for all beneficial owners in this table is 700 Louisiana Street, Suite 2550, Houston, Texas 77002.
(2) The Preferred Units convert to common units on a 1-for-10 basis as set forth in the Crestwood Equity Partners LP Partnership Agreement.

(3)
Preferred Units are held in various Magnetar funds as follows: MTP Energy Master Fund Ltd. (17,018,064), MTP Energy CM LLC (8,580,228), MTP Energy Opportunities Fund LLC (4,084,330), Magnetar Structured Credit Fund, LP (1,689,299), Magnetar Constellation Fund IV LLC (1,410,454), Compass HTV LLC (1,351,765), Magnetar Capital Fund II LP (1,156,235), Blackwell Partners LLC (843,754), Magnetar Global Event Drive Fund LLC (840,608), Magnetar Andromeda Select Fund LLC (680,699), Hipparchus Fund LP (273,844) and Spectrum Opportunities Fund LP (191,165). The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(4)	Mailing address for GSO COF Holdings Partners LP is 345 Park Avenue, 31st Floor, New York, NY 10154.
(5) Crestwood Holdings LLC has shared voting power and shared investment power with Crestwood Gas Services Holdings LLC on 9,985,462 common units. Crestwood Holdings LLC, FR Crestwood Management Co-Investment LLC, Crestwood Holdings Partners LLC, FR XI CMP Holdings LLC, FR Midstream Holdings LLC, First Reserve GP XI, L.P., First Reserve GP XI, Inc., and William E. Macaulay have control over 17,469,911 common units.

(6)	Common units owned by Crestwood Gas Services Holdings LLC and Crestwood Holdings LLC are pledged as collateral under the Crestwood Holdings term loan.

(7)
Does not include 438,789 subordinated units. The subordinated units may be converted to common units on a one-for-one basis upon the termination of the subordination period as set forth in the Crestwood Equity Partners LP Partnership Agreement.

(8)
According to a Schedule 13G/A filed by Oppenheimer Funds, Inc., with the SEC on January 31, 2017, Oppenheimer Funds, Inc. has shared voting and dispositive power over 5,324,018 common units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(9)
According to a Schedule 13G filed by UBS Group AG, with the SEC on February 7, 2017, UBS Group AG has shared voting power and dispositive power over 4,070,611 common units. The address of UBS Group AG is Bahnhofstrasse 45, PO Box CH-8021, Zurich Switzerland.

(10)Includes 3,131 restricted units held in the Crestwood Nonqualified Deferred Compensation Plan.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities of this report for certain information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships, Related Transactions and Director Independence

For a discussion of director independence, see Item 10, Directors, Executive Officers and Corporate Governance.
Transactions with Related Persons
First Reserve Joint Venture
In October 2016, Crestwood Infrastructure Holdings LLC, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the joint venture 100% of the equity interest of the Crestwood entity that will construct and own the Nautilus gathering system. We manage the joint venture, and we account for our 50% ownership interest in Crestwood Permian under the equity method of accounting.

Under the joint venture, First Reserve will fund up to $37.5 million of the capital requirements during the early-stage build-out of the gathering system, after which we will fund the next $37.5 million, and then both parties will fund the remaining capital requirements on a pro rata basis. First Reserve’s total financial commitment to the joint venture is $250 million. The targeted initial in-service date is on or before July 1, 2017.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board (the Board) of Directors of Crestwood Equity GP LLC approved the engagement of Ernst & Young LLP as the principal accountant to audit the partnership’s financial statements as of and for the fiscal year ending December 31, 2016. The following table summarizes the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015 (in millions).

	2016	2015
Audit-related fees(1)	1.8	2.3
All other fees (2)	0.1	0.4
Total	1.9	2.7

(1)
Includes fees related to the performance of the annual audit and quarterly reviews (including internal control evaluation and reporting) of the consolidated financial statements of Crestwood Equity and Crestwood Midstream.

(2)	Includes fees primarily associated with joint venture transactions and the Simplification Merger.

The audit committee of Crestwood Equity’s general partner reviewed and approved all audit and non-audit services provided during 2016. Immediately following the Simplification Merger, Crestwood Midstream became a wholly-owned subsidiary of Crestwood Equity and, as such, does not have a separate audit committee. Crestwood Equity’s audit committee has adopted a pre-approval policy for audit and non-audit services. For information regarding the audit committee’s pre-approval policies and procedures, see Crestwood Equity’s audit committee charter on its website at www.crestwoodlp.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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
2.1
Agreement and Plan of Merger, dated as of May 5, 2015, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST SUB LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, Crestwood Midstream Partners LP, Crestwood Midstream GP LLC and Crestwood Gas Services GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed May 6, 2015)

2.2
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC(incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

3.2	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003)

3.3
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (f/k/a Inergy, L.P.) (the “Partnership”) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 10, 2013)

3.4
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 11, 2014)

3.5
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP, dated as of September 30, 2015 (incorporated herein by reference to Exhibit 3.1 to the Crestwood Equity Partners LP’s Form 8-K filed on September 30, 2015)

3.6	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

3.7
Certificate of Amendment of Crestwood Equity GP LLC (f/k/a Inergy GP, LLC) dated October 7, 2013 (incorporated herein by reference to Exhibit 3.3A to Crestwood Equity Partners LP’s Form 10-Q filed on November 8, 2013)

3.8
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on September 27, 2012)

3.9
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC (f/k/a Inergy GP, LLC) entered into effective October 7, 2013 (incorporated herein by reference to Exhibit 3.4A to Crestwood Equity Partners LP’s Form 10-Q filed on November 8, 2013)

Exhibit Number	Description
3.10	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.11
Amendment to the Certificate of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on October 10, 2013)

3.12
First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 filed on December 21, 2011)

3.13
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Midstream, L.P.’s Form 8-K filed on October 1, 2013)

3.14
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 10, 2013)

3.15
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of June 17, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on June 19, 2014)

3.16
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on September 30, 2015)

3.17	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.18	Certificate of Amendment of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.37 to Crestwood Midstream Partners LP’s Form S-4 filed on October 28, 2013)

3.19
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 22, 2011)

3.20
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP’s Form S-4 filed on October 28, 2013)

4.1	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

4.2
Indenture, dated December 7, 2012, by and among Inergy Midstream, L.P., NRGM Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Inergy Midstream, L.P.’s Form 8-K filed on December 13, 2012

4.3
First Supplemental Indenture, dated January 18, 2013, by and among Inergy Midstream, L.P., NRGM Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.4 to Inergy Midstream, L.P.’s Form 10-Q filed on February 6, 2013)

4.4
Second Supplemental Indenture, dated May 22, 2013, by and among Inergy Midstream, L.P., NRGM Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Inergy Midstream, L.P.’s Form 8-K filed on May 29, 2013)

4.5
Third Supplemental Indenture, dated October 7, 2013, by and among Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.), Crestwood Midstream Finance Corp. (f/k/a NRGM Finance Corp.), the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Crestwood Midstream Partners LP’s Form 8-K filed on October 10, 2013)

4.6
Fourth Supplemental Indenture, dated November 8, 2013, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Crestwood Midstream Partners LP’s Form 8-K filed on November 12, 2013)

Exhibit Number	Description
4.7
Fifth Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.8
Indenture, dated November 8, 2013, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on November 12, 2013)

4.9
First Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.10
Indenture, dated as of March 23, 2015, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on March 27, 2015)

4.11
Supplemental Indenture No. 3, dated March 22, 2012, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012)

4.12
First Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.13
Supplemental Indenture, dated as of June 3, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on August 4, 2016)

4.14
Supplemental Indenture, dated as of September 30, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on November 4, 2016)

4.15
Registration Rights Agreement, dated June 19, 2013, by and among Inergy Midstream, L.P., John J. Sherman, Crestwood Holdings LLC and Crestwood Gas Services Holdings LLC (incorporated herein by reference to Exhibit 4.1 to Inergy Midstream, L.P.’s Form 8-K filed on June 19, 2013)

4.16
Registration Rights Agreement, dated as of June 17, 2014, by and among Crestwood Midstream Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Crestwood Midstream Partners LP’s Form 8-K filed on June 19, 2014)

*10.1
Employment Agreement between Robert Phillips and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 27, 2014)

*10.2
Employment Agreement between William C. Gautreaux and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on January 27, 2014)

*10.3
Employment Agreement between Joel Lambert and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014)

*10.4
Employment Agreement between William H. Moore and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on March 2, 2015)

*10.5
First Amendment to Employment Agreement between William C. Gautreaux and Crestwood Operations LLC dated as of May 27, 2015 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 2, 2015)

Exhibit Number	Description
*10.6
Amended and Restated Employment Agreement between J. Heath Deneke and Crestwood Operations LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on September 1, 2015)

*10.7
Employment Agreement between Steven M. Dougherty and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2016)

*10.8
Amended and Restated Employee Agreement between Robert T. Halpin and Crestwood Operations LLC dated as of April 1, 2015 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2016)

*10.9	Crestwood Equity Partners LP Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014)

*10.10	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 4.12 to Crestwood Equity Partner LP’s Form S-8 filed on January 15, 2015)

*10.11	Form of Crestwood Equity Partners LP’s Phantom Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 23, 2015)

*10.12	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.11 to Inergy, LP’s Form 10-K filed on November 29, 2010)

*10.13	Crestwood Equity Partners Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 14, 2016)

10.14
Amended and Restated Credit Agreement, dated as of September 30, 2015, by and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on September 30, 2015)

10.15
Amendment dated as of April 20, 2016, among Crestwood Midstream Partners LP, as borrower, certain guarantors and financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent. (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

10.16
Guaranty, dated as of April 20, 2016, made by Crestwood Equity Partners LP in favor of Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

10.17
Amended and Restated Limited Liability Company Agreement of Stagecoach Gas Services LLC dated as of June 3, 2016. (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 8, 2016)

10.18
Gas Gathering Agreement, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., as Gatherer, and BlueStone Natural Resources II, LLC, as Producer (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.19
Gas Gathering and Processing Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, Cowtown Pipeline Partners L.P., as Gatherer, and Cowtown Gas Processing Partners LP, as Processor (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.20
Gas Gathering Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, and Cowtown Pipeline Partners L.P., as Gatherer (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.21
Letter Agreement to Gathering and Processing Agreements, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., Cowtown Gas Processing Partners L.P. and BlueStone Natural Resources II, LLC(incorporated herein by reference to Exhibit 10.6 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.22
Guarantee, dated as of February 24, 2012, by Crestwood Holdings LLC and Crestwood Midstream Partners LP, in favor of Antero Resources Appalachian Corporation (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on February 28, 2012)

10.23
Gas Gathering and Compression Agreement, dated as of January 1, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC (incorporated herein by reference to Exhibit 10.23 to Crestwood Midstream Partners LP’s Form 10-K filed on February 28, 2013)

Exhibit Number	Description

10.24
Class A Preferred Unit Purchase Agreement, dated as of June 17, 2014, by and among Crestwood Midstream Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on June 19, 2014)

10.25
Board Representation and Standstill Agreement, dated as of June 17, 2014, by and among Crestwood Midstream GP LLC, Crestwood Midstream Partners LP and the Purchasers named herein (incorporated herein by reference to Exhibit 10.2 to Crestwood Midstream Partners LP’s Form 8-K filed on June 19, 2014)

10.26
Support Agreement, dated as of May 5, 2015, by and among Crestwood Equity Partners L.P., Crestwood Midstream Partners LP and CGS GP (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on May 6, 2015)

10.27
Support Agreement, dated as of May 5, 2015, by and among Crestwood Equity Partners L.P., Crestwood Midstream Partners LP, Crestwood Holdings LLC and Crestwood Gas Services Holdings LLC (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on May 6, 2015)

10.28	Form of Letter Agreement (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on May 6, 2015)

10.29
Board Representation and Standstill Agreement, dated as of September 30, 2015, by and among Crestwood Equity GP LLC, Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on September 30, 2015)

10.30
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on September 30, 2015)

10.31	Crestwood Non-qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 14, 2016)

**12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

**12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Crestwood Midstream Partners LP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

Exhibit Number	Description
**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
**	Filed herewith

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Consolidated Financial Statements

December 31, 2016 and 2015 and each of the
Three Years in the Period Ended
December 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP
We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crestwood Equity Partners LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Crestwood Equity Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Crestwood Equity Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Crestwood Equity Partners LP and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2017

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$1.6	$0.5
Accounts receivable, less allowance for doubtful accounts of $1.9 million and $0.4 million at December 31, 2016 and 2015	289.8	236.5
Inventory	66.0	44.5
Assets from price risk management activities	6.3	32.6
Prepaid expenses and other current assets	9.7	21.7
Total current assets	373.4	335.8
Property, plant and equipment	2,555.4	3,747.7
Less: accumulated depreciation and depletion	457.8	436.9
Property, plant and equipment, net	2,097.6	3,310.8
Intangible assets	898.6	975.8
Less: accumulated amortization	241.2	206.6
Intangible assets, net	657.4	769.2
Goodwill	199.0	1,085.5
Investments in unconsolidated affiliates	1,115.4	254.3
Other assets	6.1	7.2
Total assets	$4,448.9	$5,762.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$217.2	$144.1
Accrued expenses and other liabilities	90.5	105.6
Liabilities from price risk management activities	28.6	7.4
Current portion of long-term debt	1.0	1.1
Total current liabilities	337.3	258.2
Long-term debt, less current portion	1,522.7	2,501.8
Other long-term liabilities	44.6	47.5
Deferred income taxes	5.3	8.4
Commitments and contingencies (Note 15)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (69,499,741 and 68,555,305 common and subordinated units issued and outstanding at December 31, 2016 and 2015)	1,782.0	2,227.6
Preferred units (66,533,415 and 60,718,245 units issued and outstanding at December 31, 2016 and 2015)	564.5	535.8
Total Crestwood Equity Partners LP partners’ capital	2,346.5	2,763.4
Interest of non-controlling partners in subsidiaries	192.5	183.5
Total partners’ capital	2,539.0	2,946.9
Total liabilities and partners’ capital	$4,448.9	$5,762.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product revenues:
Gathering and processing	$825.5	$1,051.2	$1,831.5
Marketing, supply and logistics	1,144.3	857.5	1,339.4
	1,969.8	1,908.7	3,170.9
Service revenues:
Gathering and processing	290.7	325.9	332.2
Storage and transportation	165.3	266.3	264.6
Marketing, supply and logistics	92.1	128.0	160.6
Related party (Note 16)	2.6	3.9	3.0
	550.7	724.1	760.4
Total revenues	2,520.5	2,632.8	3,931.3

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	899.2	1,074.4	1,816.9
Marketing, supply and logistics	952.7	705.6	1,196.1
Related party (Note 16)	17.7	28.9	42.2
	1,869.6	1,808.9	3,055.2
Service costs:
Gathering and processing	0.1	0.6	0.8
Storage and transportation	5.1	20.1	33.3
Marketing, supply and logistics	50.3	53.9	76.0
	55.5	74.6	110.1
Total costs of products/services sold	1,925.1	1,883.5	3,165.3

Expenses:
Operations and maintenance	158.1	190.2	203.3
General and administrative	88.2	116.3	100.2
Depreciation, amortization and accretion	229.6	300.1	285.3
	475.9	606.6	588.8
Other operating expense:
Loss on long-lived assets, net	(65.6)	(821.2)	(1.9)
Goodwill impairment	(162.6)	(1,406.3)	(48.8)
Loss on contingent consideration (Note 15)	—	—	(8.6)
Operating income (loss)	(108.7)	(2,084.8)	117.9

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) from unconsolidated affiliates, net	31.5	(60.8)	(0.7)
Interest and debt expense, net	(125.1)	(140.1)	(127.1)
Gain (loss) on modification/extinguishment of debt	10.0	(20.0)	—
Other income, net	0.5	0.6	0.6
Loss before income taxes	(191.8)	(2,305.1)	(9.3)
(Provision) benefit for income taxes	(0.3)	1.4	(1.1)
Net loss	(192.1)	(2,303.7)	(10.4)
Net income (loss) attributable to non-controlling partners	24.2	(636.8)	(66.8)
Net income (loss) attributable to Crestwood Equity Partners LP	(216.3)	(1,666.9)	56.4
Net income attributable to preferred units	28.7	6.2	—
Net income (loss) attributable to partners	$(245.0)	$(1,673.1)	$56.4

Subordinated unitholders’ interest in net income	$—	$—	$1.3
Common unitholders’ interest in net income (loss)	$(245.0)	$(1,673.1)	$55.1
Net income (loss) per limited partner unit:
Basic	$(3.55)	$(54.00)	$3.03
Diluted	$(3.55)	$(54.00)	$3.03
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,017	30,983	18,201
Dilutive units	—	—	439
Diluted	69,017	30,983	18,640
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(192.1)	$(2,303.7)	$(10.4)
Change in fair value of Suburban Propane Partners, L.P. units	0.8	(2.7)	(0.5)
Comprehensive loss	(191.3)	(2,306.4)	(10.9)
Comprehensive income (loss) attributable to non-controlling partners	24.2	(636.8)	(66.8)
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(215.5)	$(1,669.6)	$55.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	—	$—	18.1	0.4	$831.6	$4,677.0	$5,508.6
Issuance of preferred equity of subsidiary	—	—	—	—	—	53.9	53.9
Issuance of CMLP Class A preferred units	—	—	—	—	—	430.5	430.5
Change in invested capital from Legacy Inergy, net of debt	—	—	—	—	(10.5)	(4.8)	(15.3)
Distributions to partners	—	—	—	—	(102.5)	(296.5)	(399.0)
Unit-based compensation charges	—	—	0.1	—	3.9	17.4	21.3
Taxes paid for unit-based compensation vesting	—	—	—	—	(2.3)	(1.6)	(3.9)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.5)	—	(0.5)
Other	—	—	—	—	0.1	(0.8)	(0.7)
Net income (loss)	—	—	—	—	56.4	(66.8)	(10.4)
Balance at December 31, 2014	—	—	18.2	0.4	776.2	4,808.3	5,584.5
Acquisition of CMLP non-controlling interest and conversion of preferred units	59.3	529.6	49.9	—	3,294.8	(3,824.4)	—
Issuance of CMLP Class A preferred units	1.4	—	—	—	—	58.8	58.8
Distributions to partners	—	—	—	—	(171.5)	(234.2)	(405.7)
Unit-based compensation charges	—	—	0.1	—	5.7	14.0	19.7
Taxes paid for unit-based compensation vesting	—	—	—	—	(1.6)	(2.1)	(3.7)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(2.7)	—	(2.7)
Other	—	—	—	—	(0.2)	(0.1)	(0.3)
Net income (loss)	—	6.2	—	—	(1,673.1)	(636.8)	(2,303.7)
Balance at December 31, 2015	60.7	535.8	68.2	0.4	2,227.6	183.5	2,946.9
Distributions to partners	5.8	—	—	—	(219.8)	(15.2)	(235.0)
Unit-based compensation charges	—	—	0.9	—	19.2	—	19.2
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.8)	—	(0.8)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.8	—	0.8
Net income (loss)	—	28.7	—	—	(245.0)	24.2	(192.1)
Balance at December 31, 2016	66.5	$564.5	69.1	0.4	$1,782.0	$192.5	$2,539.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(192.1)	$(2,303.7)	$(10.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	229.6	300.1	285.3
Amortization of debt-related deferred costs, discounts and premiums	6.9	8.9	8.5
Market adjustment on interest rate swaps	—	(0.5)	(2.7)
Unit-based compensation charges	19.2	19.7	21.3
Loss on long-lived assets, net	65.6	821.2	1.9
Goodwill impairment	162.6	1,406.3	48.8
Loss on contingent consideration	—	—	8.6
(Gain) loss on modification/extinguishment of debt	(10.0)	20.0	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	7.6	73.6	0.7
Deferred income taxes	(3.1)	(3.6)	(5.2)
Other	1.9	0.7	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(76.9)	119.7	60.4
Inventory	(22.5)	2.0	26.9
Prepaid expenses and other current assets	9.2	1.8	(11.4)
Accounts payable, accrued expenses and other liabilities	74.6	(128.0)	(96.4)
Reimbursements of property, plant and equipment	26.0	73.3	21.5
Change in price risk management activities, net	47.5	29.2	(74.8)
Net cash provided by operating activities	346.1	440.7	283.0

Investing activities
Acquisitions, net of cash acquired	(7.2)	—	(19.5)
Purchases of property, plant and equipment	(100.7)	(182.7)	(424.0)
Investment in unconsolidated affiliates	(12.4)	(42.0)	(108.6)
Capital distributions from unconsolidated affiliates	14.8	9.3	—
Proceeds from sale of assets	972.7	2.7	69.1
Net cash provided by (used in) investing activities	867.2	(212.7)	(483.0)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2016	2015	2014
Financing activities
Proceeds from the issuance of long-term debt	1,565.3	4,261.8	2,823.9
Principal payments on long-term debt	(2,536.3)	(4,113.0)	(2,696.0)
Payments on capital leases	(1.9)	(2.2)	(3.2)
Payments for debt-related deferred costs	(3.5)	(17.3)	(1.9)
Financing fees paid for early debt redemption	—	(13.6)	—
Distributions to partners	(219.8)	(171.5)	(102.5)
Distributions paid to non-controlling partners	(15.2)	(234.2)	(296.5)
Net proceeds from issuance of preferred equity of subsidiary	—	—	53.9
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	—	58.8	430.5
Taxes paid for unit-based compensation vesting	(0.8)	(3.8)	(3.9)
Other	—	(1.3)	(0.7)
Net cash provided by (used in) financing activities	(1,212.2)	(236.3)	203.6

Net change in cash	1.1	(8.3)	3.6
Cash at beginning of period	0.5	8.8	5.2
Cash at end of period	$1.6	$0.5	$8.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$121.5	$129.0	$114.4
Cash paid during the period for income taxes	$1.4	$4.7	$6.6

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(10.5)	$(14.1)	$(40.6)

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners LP (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crestwood Midstream Partners LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
February 24, 2017

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$1.3	$0.1
Accounts receivable, less allowance for doubtful accounts of $1.9 million and $0.4 million at December 31, 2016 and 2015)	289.8	236.5
Inventory	66.0	44.5
Assets from price risk management activities	6.3	32.6
Prepaid expenses and other current assets	9.7	19.9
Total current assets	373.1	333.6
Property, plant and equipment	2,885.5	4,077.7
Less: accumulated depreciation and depletion	587.1	552.0
Property, plant and equipment, net	2,298.4	3,525.7
Intangible assets	883.1	959.3
Less: accumulated amortization	230.2	197.9
Intangible assets, net	652.9	761.4
Goodwill	199.0	1,085.5
Investments in unconsolidated affiliates	1,115.4	254.3
Other assets	1.8	3.1
Total assets	$4,640.6	$5,963.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$214.5	$141.4
Accrued expenses and other liabilities	87.9	103.3
Liabilities from price risk management activities	28.6	7.4
Current portion of long-term debt	1.0	0.9
Total current liabilities	332.0	253.0
Long-term debt, less current portion	1,522.7	2,501.8
Other long-term liabilities	42.0	43.3
Deferred income taxes	0.7	0.4
Commitments and contingencies (Note 15)
Partners’ capital	2,550.7	2,981.6
Interest of non-controlling partners in subsidiary	192.5	183.5
Total partners’ capital	2,743.2	3,165.1
Total liabilities and partners’ capital	$4,640.6	$5,963.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product revenues:
Gathering and processing	$825.5	$1,051.2	$1,831.5
Marketing, supply and logistics	1,144.3	857.5	1,339.4
	1,969.8	1,908.7	3,170.9

Service revenues:
Gathering and processing	290.7	325.9	332.2
Storage and transportation	165.3	266.3	250.8
Marketing, supply and logistics	92.1	128.0	160.6
Related party (Note 13)	2.6	3.9	3.0
	550.7	724.1	746.6
Total revenues	2,520.5	2,632.8	3,917.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	899.2	1,074.4	1,816.9
Marketing, supply and logistics	952.7	705.6	1,196.1
Related party (Note 13)	17.7	28.9	42.2
	1,869.6	1,808.9	3,055.2

Service costs:
Gathering and processing	0.1	0.6	0.8
Storage and transportation	5.1	20.1	22.8
Marketing, supply and logistics	50.3	53.9	76.0
	55.5	74.6	99.6
Total costs of products/services sold	1,925.1	1,883.5	3,154.8

Expenses:
Operations and maintenance	155.0	188.7	195.4
General and administrative	85.6	105.6	91.7
Depreciation, amortization and accretion	240.5	278.5	255.4
	481.1	572.8	542.5
Other operating expense:
Loss on long-lived assets, net	(65.6)	(227.8)	(35.1)
Goodwill impairment	(162.6)	(1,149.1)	(48.8)
Loss on contingent consideration (Note 12)	—	—	(8.6)
Operating income (loss)	(113.9)	(1,200.4)	127.7

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) from unconsolidated affiliates, net	31.5	(60.8)	(0.7)
Interest and debt expense, net	(125.1)	(130.5)	(111.4)
Gain (loss) on modification/extinguishment of debt	10.0	(18.9)	—
Income (loss) before income taxes	(197.5)	(1,410.6)	15.6
Provision for income taxes	—	—	(0.9)
Net income (loss)	(197.5)	(1,410.6)	14.7
Net income attributable to non-controlling partners	24.2	23.1	16.8
Net loss attributable to Crestwood Midstream Partners LP	(221.7)	(1,433.7)	(2.1)
Net income attributable to Class A preferred units	—	23.1	17.2
Net loss attributable to partners	$(221.7)	$(1,456.8)	$(19.3)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Crestwood Midstream Partners LP
	Class A Preferred Units	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$—	$5,190.3	$101.0	$5,291.3
Change in invested capital from Legacy Inergy, net of debt	—	(15.3)	—	(15.3)
Issuance of Class A preferred units	430.5	—	—	430.5
Issuance of preferred equity of subsidiary	—	—	53.9	53.9
Distributions to partners	—	(470.5)	—	(470.5)
Unit-based compensation charges	—	18.1	—	18.1
Taxes paid for unit-based compensation vesting	—	(1.6)	—	(1.6)
Other	—	(0.7)	—	(0.7)
Net income (loss)	17.2	(19.3)	16.8	14.7
Balance at December 31, 2014	447.7	4,701.0	171.7	5,320.4
Issuance of Class A preferred units	58.8	—	—	58.8
Exchange of CMLP Class A preferred units for CEQP preferred units	(529.6)	529.6	—	—
Distributions to partners	—	(808.2)	(11.3)	(819.5)
Unit-based compensation charges	—	18.1	—	18.1
Taxes paid for unit-based compensation vesting	—	(2.1)	—	(2.1)
Net income (loss)	23.1	(1,456.8)	23.1	(1,410.6)
Balance at December 31, 2015	—	2,981.6	183.5	3,165.1
Distributions to partners	—	(227.6)	(15.2)	(242.8)
Unit-based compensation charges	—	19.2	—	19.2
Taxes paid for unit-based compensation vesting	—	(0.8)	—	(0.8)
Net income (loss)	—	(221.7)	24.2	(197.5)
Balance at December 31, 2016	$—	$2,550.7	$192.5	$2,743.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(197.5)	$(1,410.6)	$14.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	240.5	278.5	255.4
Amortization of debt-related deferred costs, discounts and premiums	6.9	8.1	7.3
Unit-based compensation charges	19.2	18.1	18.1
Loss on long-lived assets, net	65.6	227.8	35.1
Goodwill impairment	162.6	1,149.1	48.8
Loss on contingent consideration	—	—	8.6
(Gain) loss on modification/extinguishment of debt	(10.0)	18.9	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	7.6	73.6	0.7
Deferred income taxes	0.2	(0.3)	0.7
Other	1.9	0.7	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(76.9)	119.4	60.4
Inventory	(22.5)	2.1	26.9
Prepaid expenses and other current assets	7.5	3.7	(11.9)
Accounts payable, accrued expenses and other liabilities	75.2	(119.8)	25.8
Reimbursements of property, plant and equipment	26.0	73.3	21.5
Change in price risk management activities, net	47.5	29.2	(74.8)
Net cash provided by operating activities	353.8	471.8	437.3

Investing activities
Acquisitions, net of cash acquired	(7.2)	—	(19.5)
Purchases of property, plant and equipment	(100.7)	(182.7)	(421.7)
Investment in unconsolidated affiliates	(12.4)	(41.8)	(144.4)
Capital distributions from unconsolidated affiliates	14.8	9.3	—
Proceeds from sale of assets	972.7	2.7	2.7
Net cash provided by (used in) investing activities	867.2	(212.5)	(582.9)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2016	2015	2014
Financing activities
Proceeds from the issuance of long-term debt	1,565.3	3,490.1	2,089.9
Principal payments on long-term debt	(2,536.1)	(2,960.9)	(1,950.0)
Payments on capital leases	(1.9)	(2.2)	(3.2)
Payments for debt-related deferred costs	(3.5)	(17.3)	(0.1)
Financing fees paid for early debt redemption	—	(13.6)	—
Distributions to partners	(242.8)	(819.5)	(470.5)
Net proceeds from issuance of preferred equity of subsidiary	—	—	53.9
Net proceeds from issuance of Class A preferred units	—	58.8	430.5
Taxes paid for unit-based compensation vesting	(0.8)	(2.1)	(1.6)
Other	—	(0.1)	(0.8)
Net cash provided by (used in) financing activities	(1,219.8)	(266.8)	148.1

Net change in cash	1.2	(7.5)	2.5
Cash at beginning of period	0.1	7.6	5.1
Cash at end of period	$1.3	$0.1	$7.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$121.5	$118.2	$96.9
Cash paid during the period for income taxes	$0.7	$0.6	$0.4

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(10.5)	$(14.1)	$(40.6)

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

Organization

Crestwood Equity Partners LP. CEQP is a publicly-traded (NYSE: CEQP) Delaware limited partnership formed in March 2001. Crestwood Equity GP LLC, which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings, which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), also owns approximately 25% of Crestwood Equity’s common units and all of its subordinated units.

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

The diagram below reflects a simplified version of our ownership structure as of December 31, 2016:

Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to “Crestwood Midstream” and “CMLP” refer to Crestwood Midstream Partners LP and its consolidated subsidiaries.

Description of Business

Crestwood Equity develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets and connect fundamental energy supply with energy demand across North America. Crestwood Equity is a holding company and all of its consolidated assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream.

Our financial statements reflect three operating and reporting segments described below.

•
Gathering and Processing: our gathering and processing (G&P) operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes our operations and investments that own (i) crude oil, gas and produced water gathering systems in the Bakken Shale play; (ii) rich gas gathering systems and processing plants in the Bakken, Marcellus, Barnett, Delaware Permian and Powder River Basin (PRB) Niobrara Shale plays; and (iii) dry gas gathering systems in the Barnett and Fayetteville Shale plays.

•
Storage and Transportation: our storage and transportation (S&T) operations provide crude oil and natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes (i) our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota (the COLT Hub); and (ii) joint ventures that own regulated natural gas storage and transportation facilities in New York and Pennsylvania, natural gas storage facilities in Texas and a crude-by-rail terminal in Wyoming.

•
Marketing, Supply and Logistics: our marketing, supply and logistics (MS&L) operations provide NGL and crude oil storage, marketing and transportation services to producers, refiners, marketers and other customers. This segment primarily includes (i) our fleet of rail and rolling stock, which includes our rail-to-truck NGL terminals located in Florida, Nevada, New Jersey, New York, Rhode Island and Wyoming, our truck terminal located in Utah, and our truck maintenance facilities located in Indiana, Mississippi, New Jersey and Ohio; (ii) our West Coast processing and fractionation operations located near Bakersfield, California; (iii) our NGL storage facilities in Bath, New York and Seymour, Indiana; (iv) our crude oil and produced water transportation assets; and (v) our solution-mining and salt production company (US Salt).

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

In September 2015, Crestwood Midstream merged with a wholly-owned subsidiary of CEQP, with Crestwood Midstream surviving as a wholly-owned subsidiary of CEQP (the Simplification Merger), and CEQP contributed 100% of its interest in Crestwood Operations LLC (Crestwood Operations) to Crestwood Midstream. As a result of this transaction, Crestwood Midstream controls the operating and financial decisions of Crestwood Operations. Crestwood Midstream accounted for this transaction as a reorganization of entities under common control and the accounting standards related to such transactions requires Crestwood Midstream to record the assets and liabilities of Crestwood Operations at CEQP’s carrying value and retroactively adjust Crestwood Midstream’s historical results to reflect the operations of Crestwood Operations as being acquired on June 19, 2013, the date in which Crestwood Midstream and Crestwood Operations came under common control. Prior to the Simplification Merger, Crestwood Equity consolidated the results of Crestwood Operations in its financial statements and as such, this transaction had no impact on its historical financial statements.

Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination to consolidate or apply the equity method of accounting to an entity can also require us to evaluate whether that entity is considered a variable interest entity. This evaluation, along with the determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control or direct the policies, decisions or activities of an entity and in the case of a variable interest entity (VIE), are not the primary beneficiary. We use the cost method of accounting where we are unable to exert significant influence over the entity.

All of our consolidated entities and equity method investments are not VIEs except for our investment in Crestwood Permian Basin Holdings LLC (Crestwood Permian). In October 2016, Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed Crestwood Permian to fund and own a gathering system and other potential operations in the Delaware Permian. Crestwood Permian is a VIE because it does not have sufficient equity at risk to fund its current activities (i.e., the construction of the Nautilus gathering system) without additional capital contributions from us and First Reserve, and CEQP has provided a guarantee to a third party that requires CEQP to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost approximately $180 million) if Crestwood Permian fails to do so. We account for our investment in Crestwood Permian as an equity method investment because we are not the primary beneficiary of the VIE as of December 31, 2016.

On June 3, 2016, our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc. (Consolidated Edison), formed the Stagecoach Gas Services LLC (Stagecoach Gas) joint venture, to own and further develop our natural gas storage and transportation business located in the Northeast (the NE S&T assets). We contributed to the joint venture the entities owning the NE S&T assets, CEGP contributed $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP. The assets contributed to the joint venture were previously included in our storage and transportation segment.

We deconsolidated the NE S&T assets as a result of the contribution of these assets to Stagecoach Gas and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. The deconsolidation of our NE S&T assets resulted in a decrease of $1,127.6 million in property, plant and equipment, net, $8.5 million of intangible assets, net and $11.2 million of other assets and (liabilities), net. For a discussion of the decrease in goodwill associated with this joint venture transaction, see “Goodwill” below. See Note 6 for a further discussion of our investment in Stagecoach Gas.

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

Inventory

Inventory for our marketing, supply and logistics operations are stated at the lower of cost or market and cost is computed predominantly using the average cost method. Our inventory consists primarily of crude oil and NGLs of approximately $56.7 million and $35.4 million at December 31, 2016 and 2015.

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

We did not record impairments of our property, plant and equipment during the year ended December 31, 2016. During 2015 and 2014, we recorded the following impairments of our property, plant and equipment and we reflected these impairments in loss on long-lived assets in our consolidated statements of operations:

•
During 2015 and 2014, we incurred $8.5 million and $13.2 million of impairments of our property, plant and equipment related to our Granite Wash gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our major customer of those assets declared bankruptcy and ceased substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to normal gas and NGLs. The fair value of our property, plant and equipment related to our Granite Wash operations was $11.2 million as of December 31, 2015.

•
During 2015, Crestwood Equity incurred a $354.4 million impairment of its property, plant and equipment related to its Barnett gathering and processing operations, which resulted from the actions of our primary customer in the Barnett Shale, Quicksilver Resources, Inc. (Quicksilver), related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015. The fair value of our property, plant and equipment related to our Barnett operations was $298.5 million as of December 31, 2015. Crestwood Midstream did not record an impairment of its property, plant and equipment related to its gathering and processing assets in the Barnett Shale as the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the property, plant and equipment by over 30%. As a result, Crestwood Midstream’s property, plant and equipment exceeds Crestwood Equity’s property, plant and equipment related to its gathering and processing assets in the Barnett Shale as of December 31, 2016 and 2015.

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

•
During 2015, we incurred a $31.2 million impairment of our property, plant and equipment related to our Watkins Glen development project in our marketing, supply and logistics segment, which resulted from continued delays and uncertainties in the permitting of our proposed NGL storage facility. The fair value of our property, plant and equipment related to our Watkins Glen development project was $6.7 million as of December 31, 2015.

At December 31, 2015, our estimates of fair value considered a number of factors, including the potential value we would receive if we sold the asset, a 15% discount rate and projected cash flows, which is a Level 3 fair value measurement. Projected cash flows of our property, plant and equipment are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, constructions costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

Identifiable Intangible Assets

Our identifiable intangible assets consist of customer accounts, covenants not to compete, trademarks and certain revenue contracts. Customer accounts, covenants not to compete, trademarks and certain of our revenue contracts have arisen from acquisitions. We amortize certain of our revenue contracts based on the projected cash flows associated with these contracts if the projected cash flows are readily determinable, otherwise we amortize our revenue contracts on a straight-line basis.  We recognize acquired intangible assets separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

During 2016, 2015 and 2014, we recorded the following impairments of our intangible assets and we reflected these impairments in loss on long-lived assets in our consolidated statements of operations:

•
During 2016, we incurred a $31.4 million impairment of intangible assets related to our MS&L Trucking operations, which resulted from the impact of increased competition on our Trucking business and the loss of several key customer relationships that were acquired in 2013 to which the intangible assets related. The fair value of our intangible assets related to our MS&L Trucking operations was $3.7 million as of December 31, 2016.

•
During 2015, Crestwood Equity fully impaired $238.9 million of its intangible assets related to its Barnett gathering and processing operations, which resulted from the actions of our primary customer in the Barnett Shale, Quicksilver, related to filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015.

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

•
During 2014, we fully impaired $20 million of intangible assets related to our Granite Wash gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our major customer of those assets declared bankruptcy and ceased substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas and NGLs.

At December 31, 2016, our estimates of fair value considered a number of factors, including the potential value we would receive if we sold the asset, a 19% discount rate and projected cash flows, which is a Level 3 fair value measurement. Projected cash flows of our intangible assets are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, construction costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts	20
Covenants not to compete	5
Trademarks	6 - 8

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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. As a result, we recorded goodwill impairments on several of our reporting units during 2016, 2015 and 2014. The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill Impairments during the Year Ended December 31, 2014	Goodwill at January 1, 2015	Goodwill Impairments during the Year Ended December 31, 2015	Goodwill at December 31, 2015	Impact of Deconsolidation of NE S&T Assets during the Year Ended December 31, 2016	Goodwill Impairments during the Year Ended December 31, 2016	Goodwill Additions during the Year Ended December 31, 2016(1)	Goodwill at December 31, 2016
G&P
Fayetteville	$4.3	$72.5	$72.5	$—	$—	$—	$—	$—
Granite Wash	14.2	—	—	—	—	—	—	—
Marcellus	—	8.6	—	8.6	—	8.6	—	—
Arrow	—	45.9	—	45.9	—	—	—	45.9
S&T
Northeast Storage and Transportation	—	726.3	—	726.3	726.3	—	—	—
COLT	—	668.3	623.4	44.9	—	44.9	—	—
MS&L
West Coast	—	85.9	85.9	—	—	—	2.4	2.4
Supply and Logistics	—	266.2	99.0	167.2	—	65.5	—	101.7
Storage and Terminals	—	104.2	53.7	50.5	—	14.1	—	36.4
US Salt	2.2	12.6	—	12.6	—	—	—	12.6
Trucking	—	177.9	148.4	29.5	—	29.5	—	—
Watkins Glen	28.1	66.2	66.2	—	—	—	—	—
Total Crestwood Midstream	$48.8	$2,234.6	$1,149.1	$1,085.5	$726.3	$162.6	$2.4	$199.0
Barnett (G&P)	—	257.2	257.2	—	—	—	—	—
Total Crestwood Equity	$48.8	$2,491.8	$1,406.3	$1,085.5	$726.3	$162.6	$2.4	$199.0

(1)
In December 2016, we acquired four NGL terminals for our MS&L segment for approximately $7.2 million with total goodwill of approximately $2.4 million. This acquisition was not material to our consolidated financial statements as of and for the year ended December 31, 2016.

The goodwill impairments recorded during 2016 related to our G&P Marcellus operations, our MS&L Supply and Logistics and Storage and Terminals operations, our S&T COLT operations and our MS&L Trucking operations. The 2016 goodwill impairments on our Marcellus, Supply and Logistics, and Storage and Terminals operations primarily resulted from increasing the discount rates utilized in determining the fair value of those reporting units considering the significant decrease in the market price of our common units during the first quarter of 2016 and the continued decrease in commodity prices and its impact on the midstream industry and our customers. The 2016 goodwill impairments on our COLT and Trucking operations also resulted from those factors, but in addition they were impacted by (i) the expiration of two key crude-by-rail loading contracts during the fourth quarter of 2016, and the impact of those expirations on our projected future cash flows from our COLT operations; and (ii) the continued impact of increased competition on our Trucking business, a change in management in late 2016, and the planned downsizing of the excess capacity in our trucking fleet and operations and the impact that these had on our projected future cash flows from our Trucking operations. Although certain of these operations experienced increases in their operating results from 2013 to 2016, we decreased the cash flow forecasts for those businesses from the expectations when they were acquired in 2012 and 2013 based on our current assessment of the impact that the prolonged low commodity price environment is expected to have on demand for future services provided by those operations. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions during 2016, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2016, which is a Level 3 fair value measurement.

The goodwill impairments recorded during 2015 and 2014 primarily resulted from decreasing forecasted cash flows and increasing the discount rates utilized in determining the fair value of the reporting units considering the continued decrease in commodity prices and its impact on the midstream industry and our customers. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions during 2015 and 2014, and we utilized discount rates ranging from 10% to 16% in 2015 and 9% to 12% in 2014 in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2015 and 2014.

In addition to the goodwill impairments recorded by Crestwood Midstream as reflected in the table above, Crestwood Equity recorded a goodwill impairment of its Barnett reporting unit of approximately $257.2 million in 2015. The impairment primarily resulted from increasing the discount rate utilized in determining the fair value of the reporting unit, considering the actions of its primary customer in the Barnett Shale during 2015, Quicksilver, related to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015.

Investment in Unconsolidated Affiliates

Equity method investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Differences in the basis of investments and the separate net asset values of the investees, if any, are amortized into net income or loss over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values.

During 2015, we recorded a $51.4 million and $23.4 million impairment of our Jackalope Gas Gathering Services, L.L.C. (Jackalope) and Powder River Basin Industrial Complex, LLC (PRBIC) equity method investments, respectively, as a result of decreasing forecasted cash flows and increasing the discount rates utilized in determining the fair value of the equity method investments considering the continued decrease in commodity prices and its impact on the midstream industry and our equity method investments’ customers, which is a Level 3 fair value measurement. We did not record impairments of our equity method investments during the years ended December 31, 2016 or December 31, 2014.

We estimated the fair value of our equity method investments at December 31, 2015 based on projected cash flows, a 15.5% discount rate and the potential value we would receive if we sold the equity method investment. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our equity method investments (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our equity method investments’ customers, such as future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. We record a liability for legal or contractual obligations to retire our long-lived assets associated with right-of-way contracts we hold at our facilities whether owned or leased. We record a liability in the period the obligation is incurred and estimable. An ARO is initially recorded at its estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the fair value of the liability as a result of the passage of time, which we record as depreciation, amortization and accretion expense on our consolidated statements of operations. The fair value of certain AROs could not be determined as the settlement dates (or range of dates) associated with these assets were not estimable. At December 31, 2016 and 2015, our AROs were reflected in other long-term liabilities on our consolidated balance sheets. See Note 5 for a further discussion of our AROs.

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of six years. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of
Interest (Subtopic 835-30), which requires us to classify our net deferred financing costs of $34.0 million and $40.9 million as a reduction of long-term debt on our consolidated balance sheets at December 31, 2016 and 2015. Such costs were previously reflected as intangible assets on our consolidated balance sheets.

Revenue Recognition

We gather, treat, compress, store, transport and sell various commodities (including crude oil, natural gas, NGLs and water) pursuant to fixed-fee and percent-of-proceeds contracts. Under certain of those contracts in our G&P operations and our marketing, supply and logistics operations, we take title to the underlying commodity. We classify the revenues associated with the products to which we take title as product revenues and all other revenues as service revenues in our consolidated statement of operations.

We recognize revenues for these services and products when all of the following criteria are met:

• services have been rendered or products delivered or sold;
• persuasive evidence of an exchange arrangement exists;
• the price for services is fixed or determinable; and
• collectability is reasonably assured.

We record deferred revenue when we receive amounts from our customers but have not met the criteria listed above. We recognize deferred revenue in our consolidated statements of operations when the criteria has been met and all services have been rendered. At December 31, 2016 and 2015, we had deferred revenue of approximately $7.5 million and $14.2 million, which is reflected in accrued expenses and other liabilities on our consolidated balance sheets.

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

We did not have any derivatives identified as fair value hedges or cash flow hedges for accounting purposes during the years ended December 31, 2016, 2015 or 2014.

Unit-Based Compensation

Long-term incentive awards are granted under the Crestwood Equity incentive plan. Unit-based compensation awards consist of restricted units that are valued at the closing market price of CEQP’s common units on the date of grant, which reflects the fair value of such awards. For those awards that are settled in cash, the associated liability is remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. We generally recognize the expense associated with the award over the vesting period.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2016, the following accounting standards had not yet been adopted by us:

In May 2014, the FASB issued (ASU) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We anticipate utilizing the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, and are currently applying the provisions of the standard to our aggregated listing of gathering and processing, storage and transportation, and marketing, supply and logisitics revenue contracts that involve revenue generating activities that occur after January 1, 2018. We are also in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard. We are currently evaluating the impact that this standard will have on our consolidated financial statements, especially on contractual arrangements that involve either non-cash consideration or involve reimbursements of capital expenditures.

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
We adopted the provisions of this standard effective January 1, 2017 and it is not anticipated to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issue ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which changes the annual quantitative goodwill impairment test to eliminate the current two step method and replace it with a single test to determine if goodwill is impaired and the amount of any impairment. We expect to adopt the provisions of this standard effective January 1, 2020 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Acquisitions

Crude Transportation Acquisitions (Bakken)

Red Rock. On March 21, 2014, Crestwood Midstream purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $13.8 million, comprised of $12.1 million paid at closing plus deferred payments of $1.8 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with 28,000 Bbls/d of transportation capacity. We finalized the purchase price and allocated approximately $10.6 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. Goodwill recognized related primarily to anticipated operating synergies between the assets acquired and our existing assets. These assets are included in our marketing, supply and logistics segment.

LT Enterprises. On May 9, 2014, Crestwood Midstream purchased substantially all of the operating assets of LT Enterprises, Inc. (LT Enterprises) for approximately $10.7 million, comprised of $9.0 million paid at closing plus deferred payments of $1.7 million. LT Enterprises is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services primarily to the oilfields of western North Dakota. The acquired assets include a fleet of approximately 38 tractors, 51 crude trailers and 17 service vehicles with 20,000 Bbls/d of transportation capacity. In addition, Crestwood Midstream acquired employee housing and 20 acres of greenfield real property located two miles south of Watford City. We finalized the purchase price and allocated all of the purchase price to property, plant and equipment and intangible assets. These assets are included in our marketing, supply and logistics segment.

The acquisitions of Red Rock and LT Enterprises were not material to our marketing, supply and logistics segment’s results of operations for the year ended December 31, 2014. In addition, transaction costs related to these acquisitions were not material for the year ended December 31, 2014.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment of the following at December 31, 2016 and 2015 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Gathering systems and pipelines and related assets	$639.4	$1,075.7	$782.3	$1,218.5
Facilities and equipment	1,328.3	1,505.9	1,513.4	1,691.0
Buildings, land, rights-of-way, storage rights and easements	315.4	833.4	319.1	837.1
Vehicles	45.7	46.3	44.0	44.6
Construction in process	85.9	114.5	85.9	114.5
Base gas	—	32.0	—	32.0
Salt deposits	120.5	120.5	120.5	120.5
Office furniture and fixtures	20.2	19.4	20.3	19.5
	2,555.4	3,747.7	2,885.5	4,077.7
Less: accumulated depreciation and depletion	457.8	436.9	587.1	552.0
Total property, plant and equipment, net	$2,097.6	$3,310.8	$2,298.4	$3,525.7

Depreciation. CEQP’s depreciation expense totaled $154.8 million, $195.1 million and $184.2 million for the years ended December 31, 2016, 2015 and 2014. CMLP’s depreciation expense totaled $168.9 million, $186.7 million and $170.9 million for the years ended December 31, 2016, 2015 and 2014. Depletion expense at both CEQP and CMLP totaled $0.7 million for each of the years ended December 31, 2016, 2015 and 2014.

Capitalized Interest. During the years ended December 31, 2016 and 2015, CEQP and CMLP capitalized interest of $0.7 million and $2.5 million related to certain expansion projects. During the year ended December 31, 2014, CEQP and CMLP capitalized $7.7 million and $7.5 million, respectively, related to certain expansion projects.

Intangible Assets

Intangible assets consisted of the following at December 31, 2016 and 2015 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Customer accounts	$541.9	$583.7	$541.9	$583.7
Covenants not to compete	1.0	6.6	1.0	5.6
Gas gathering, compression and processing contracts	325.2	325.2	325.2	325.2
Acquired storage contracts	—	29.0	—	29.0
Trademarks	30.5	31.3	15.0	15.8
	898.6	975.8	883.1	959.3
Less: accumulated amortization	241.2	206.6	230.2	197.9
Total intangible assets, net	$657.4	$769.2	$652.9	$761.4

The following table summarizes the total of accumulated amortization of intangible assets by the type of intangible asset at December 31, 2016 and 2015 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Customer accounts	$162.4	$130.1	$162.4	$130.1
Covenants not to compete	—	2.5	—	1.7
Gas gathering, compression and processing contracts	63.2	44.3	63.2	44.3
Acquired storage contracts	—	18.5	—	18.5
Trademarks	15.6	11.2	4.6	3.3
Total accumulated amortization	$241.2	$206.6	$230.2	$197.9

Crestwood Equity’s amortization expense related to its intangible assets for the years ended December 31, 2016, 2015 and 2014, was approximately $72.5 million, $102.8 million and $99.3 million. Crestwood Midstream’s amortization expense related to its intangible assets for the years ended December 31, 2016, 2015 and 2014 was approximately $69.3 million, $89.6 million and $82.7 million.

Estimated amortization of our intangible assets for the next five years is as follows (in millions):

	CEQP	CMLP
Year Ending December 31,
2017	$53.7	$50.6
2018	43.6	42.2
2019	41.9	41.9
2020	41.9	41.9
2021	41.9	41.9

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2016 and 2015 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Accrued expenses	$46.9	$46.4	$45.5	$44.1
Accrued property taxes	4.2	4.8	4.2	4.8
Accrued natural gas purchases	4.9	1.5	4.9	1.5
Tax payable	1.2	0.5	—	0.5
Interest payable	22.8	26.2	22.8	26.2
Accrued additions to property, plant and equipment	1.7	10.4	1.7	10.4
Capital leases	1.3	1.6	1.3	1.6
Deferred revenue	7.5	14.2	7.5	14.2
Total accrued expenses and other liabilities	$90.5	$105.6	$87.9	$103.3

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
The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Net asset retirement obligation at January 1	$26.4	$23.8
Liabilities incurred	1.0	1.1
Liabilities settled	(1.2)	—
Accretion expense	1.6	1.5
Net asset retirement obligation at December 31	$27.8	$26.4

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2016 and 2015.

Note 6 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,		December 31,		Year Ended December 31,
	2016		2016	2015	2016		2015		2014
Stagecoach Gas Services LLC	50.00%		$871.0	$—	$15.9		$—		$—
Jackalope Gas Gathering Services, L.L.C.	50.00%	(1)	197.2	202.4	20.8		(43.4)	(3)	0.5
Tres Palacios Holdings LLC	50.01%		39.0	36.8	(0.3)		2.5		0.2
Powder River Basin Industrial Complex, LLC(2)	50.01%		8.7	15.1	(4.4)	(3)	(19.9)	(3)	(1.4)
Crestwood Permian Basin Holdings LLC	50.00%		(0.5)	—	(0.5)		—		—
Total			$1,115.4	$254.3	$31.5		$(60.8)		$(0.7)

(1)	Excludes non-controlling interest related to our investment in Jackalope. See Note 12 for a further discussion of our non-controlling interest related to our investment in Jackalope.

(2)
During the year ended December 31, 2015, we recorded additional equity earnings of approximately $3.2 million related to a gain associated with the adjustment of our member’s capital account by our equity investee.

(3)
During the year ended December 31, 2015, we recorded impairments of our PRBIC and Jackalope equity investments of approximately $23.4 million and $51.4 million. For a further discussion of these impairments, see Note 2. During the year ended December 31, 2016, we recorded a reduction of our equity earnings from PRBIC of approximately $5.8 million related to impairments recorded by our equity investee.

Summarized Financial Information of Unconsolidated Affiliates

Below is summarized financial information for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

Financial Position Data

	December 31,
	2016					2015
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity
Stagecoach(1)	$57.0	$1,807.6	$6.0	$4.1	$1,854.5	$—	$—	$—	$—	$—
Other(2)	45.7	640.6	19.5	73.3	593.5	34.3	677.8	20.9	75.7	615.5
Total	$102.7	$2,448.2	$25.5	$77.4	$2,448.0	$34.3	$677.8	$20.9	$75.7	$615.5

(1)
As of December 31, 2016, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
Includes our Jackalope, Tres Holdings LLC (Tres Holdings), PRBIC and Crestwood Permian Basin Holdings (Crestwood Permian) investments. As of December 31, 2016, our equity in the underlying net assets of Jackalope, Tres Holdings and PRBIC exceeded our investment balance by approximately $0.8 million, $27.8 million and $15.3 million, respectively. As of December 31, 2016, our investment balance in Crestwood Permian approximated our equity in the underlying net assets. Our Tres Holdings and PRBIC investments are included in our storage and transportation segment and our Crestwood Permian investment is included in our gathering and processing segment.

Operating Results Data

	For the Years Ended December 31,
	2016			2015			2014
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach	$99.3	$44.1	$55.3	$—	$—	$—	$—	$—	$—
Other(1)	116.1	103.9	12.0	104.7	79.5	24.9	35.6	30.4	5.2
Total	$215.4	$148.0	$67.3	$104.7	$79.5	$24.9	$35.6	$30.4	$5.2

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian investments. We recorded amortization of our Jackalope excess basis of less than $0.1 million, $3.0 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, which we amortize over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake). We recorded amortization of our Tres Holdings excess basis of $1.3 million for both the years ended December 31, 2016 and 2015, which we amortize over the life of Tres Palacios Gas Storage LLC’s (Tres Palacios) sublease agreement. We recorded amortization of our PRBIC excess basis of approximately $1.6 million for the year ended December 31, 2016, which we amortize over the life of PRBIC’s property, plant and equipment and its agreement with Chesapeake. We reflect the amortization of our excess basis as an increase in earnings from our consolidated affiliates.

Description of Investments

Stagecoach Gas Services LLC

On June 3, 2016, Crestwood Northeast and CEGP formed Stagecoach Gas to own and further develop our NE S&T assets. During 2016, we contributed to the joint venture the entities owning the NE S&T assets, CEGP contributed to the joint venture $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP. We deconsolidated the NE S&T assets as a result of the contribution of these assets to Stagecoach Gas as described above and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We reflected our investment in Stagecoach Gas at $871.1 million, which represented the fair value of our proportionate share of the contributed assets based on the forecasted discounted cash flows of the investment (which is a Level 3 fair value measurement). We recognized a loss of approximately $32.4 million on the deconsolidation of the NE S&T assets.

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope and Williams Partners LP operates and owns the remaining 50% interest in Jackalope. Crestwood Niobrara manages the commercial operations of the Jackalope system.

Tres Palacios Holdings LLC

In December 2014, CEQP sold its 100% interest in Tres Palacios to Tres Holdings, a newly formed joint venture between Crestwood Midstream’s consolidated subsidiary and an affiliate of Brookfield, for total cash consideration of approximately $132.8 million, of which $66.4 million was paid by Crestwood Midstream. As a result of this transaction, effective December 1, 2014, CEQP deconsolidated the operations of Tres Palacios. Crestwood Midstream owns 50.01% of Tres Holdings and is the operator of Tres Palacios and its assets. Brookfield owns the remaining 49.99% interest in Tres Holdings. We account for our investment in Tres Holdings under the equity method of accounting.
The sale of CEQP’s 100% interest in Tres Palacios was accounted for under the accounting standards related to in substance real estate transactions. The accounting for the sale of real estate results in the recognition of a gain to the extent the sale is to an independent buyer. Since CEQP retained 50.01% of its interest in Tres Palacios through its ownership in Crestwood Midstream, CEQP recognized only the portion of the gain related to sale to Brookfield of approximately $30.6 million and, as a result, no gain was recognized on the portion of the sale between Crestwood Midstream and CEQP. The sale of CEQP’s interest in Tres Palacios to Crestwood Midstream was considered a transaction between entities under common control and, as a result, Crestwood Midstream reflected its investment at approximately $35.8 million, which represented 50.01% of CEQP’s historical basis in Tres Palacios.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in PRBIC which we account for under the equity method of accounting. Twin Eagle Powder River Basin, LLC owns the remaining 50% ownership interest in PRBIC.

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian, to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the joint venture 100% of the equity interest of the Crestwood entity that will construct and own the Nautilus gathering system. We manage and we account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Crestwood Permian has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The initial gathering system (the Nautilus gathering system) is designed for gas production of approximately 250 MMcf/d and will include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines, and centralized compression facilities which are expandable over time as production increases. Crestwood Permian will provide gathering, dehydration, compression and liquids handling services on a fixed fee basis. In conjunction with this growth project, we granted SWEPI an option to purchase up to a 50% equity interest in Crestwood Permian’s wholly-owned subsidiary, Crestwood Permian Basin LLC, that will own the Nautilus gathering system. The purchase option expires on September 1, 2017.

Under the joint venture, First Reserve will fund up to $37.5 million of the capital requirements during the early-stage build-out of the Nautilus gathering system, after which we will fund the next $37.5 million, and then both parties will fund the remaining capital requirements on a pro rata basis. The targeted initial in-service date is on or before July 1, 2017. We did not make any capital contributions to Crestwood Permian during the year ended December 31, 2016.

CEQP issued a guarantee in conjunction with the Crestwood Permian gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost approximately $180 million) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at December 31, 2016.

Distributions and Contributions

Stagecoach Gas. Stagecoach Gas is required, within 30 days following the end of each quarter, to distribute 65% and 35% of its available cash (as defined in its limited liability company agreement) to CEGP and us, respectively. Because our ownership and distribution percentages differ, we determine the equity earnings from Stagecoach Gas using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Stagecoach Gas were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. During the year ended December 31, 2016, we received cash distributions of approximately $16.0 million from Stagecoach Gas. In January 2017, we received a cash distribution of approximately $12.1 million from Stagecoach Gas.

Jackalope. Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the years ended December 31, 2016 and 2015, we received cash distributions of approximately $27.4 million and $12.5 million from Jackalope. During the year ended December 31, 2014, Jackalope did not make any distributions to its members. In February 2017, we received a cash distribution of approximately $5.9 million from Jackalope.

During the years ended December 31, 2016, 2015 and 2014, we contributed approximately $1.4 million, $25.4 million and $105.2 million to Jackalope.

Tres Holdings. Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. During the years ended December 31, 2016 and 2015, we received cash distributions of approximately $8.5 million and $7.4 million from Tres Holdings. During the years ended December 31, 2016 and 2015, we contributed approximately $11.0 million and $5.7 million to Tres Holdings.

PRBIC. PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the years ended December 31, 2016 and 2015, we received cash distributions of approximately $2.0 million and $1.9 million from PRBIC. During the year ended December 31, 2014, PRBIC did not make any distributions to its members. In January 2017, we received a cash distribution of approximately $0.4 million from PRBIC. During the years ended December 31, 2015 and 2014, we contributed approximately $10.7 million and $3.4 million to PRBIC.

Crestwood Permian. Crestwood Permian is required, within 30 days following the end of each quarter to distribute 100% of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentages. During the year ended December 31, 2016, Crestwood Permian did not make any distributions to its members.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the years ended December 31, 2016, 2015 and 2014, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $7.8 million, a gain of $18.9 million and a gain of $51.2 million, respectively. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	13.1	15.1	9.1	10.9

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 28 months or less; however, 81% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016 and 2015, was $13.9 million and $3.3 million. At December 31, 2016 and 2015, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at December 31, 2016 and 2015, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $14.3 million and a NYMEX related net liability position of $20.8 million, for which we posted $4.2 million and $26.7 million of cash collateral in the normal course of business. At December 31, 2016 and 2015, we also received collateral of $4.3 million and $16.8 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2016 and 2015, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates its carrying amounts as of December 31, 2016 and 2015, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value (reduced for deferred financing costs associated with the respective notes) and fair value of our CMLP senior notes (in millions):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Crestwood Midstream 2020 Senior Notes	$340.6	$350.2	$503.3	$382.3
Crestwood Midstream 2022 Senior Notes	$429.3	$447.3	$588.4	$437.4
Crestwood Midstream 2023 Senior Notes	$690.6	$722.6	$689.4	$491.8

Financial Assets and Liabilities

As of December 31, 2016 and 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

Our derivative instruments that are traded on the NYMEX have been categorized as Level 1.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2016 and 2015 (in millions):

	December 31, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.6	$84.4	$—	$85.0	$(67.8)	$(10.9)	$6.3
Suburban Propane Partners, L.P. units(2)	4.3	—	—	4.3	—	—	4.3
Total assets at fair value	$4.9	$84.4	$—	$89.3	$(67.8)	$(10.9)	$10.6

Liabilities
Liabilities from price risk management	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6
Total liabilities at fair value	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6

	December 31, 2015
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.5	$57.8	$—	$58.3	$(13.7)	$(12.0)	$32.6
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$3.9	$57.8	$—	$61.7	$(13.7)	$(12.0)	$36.0

Liabilities
Liabilities from price risk management	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4
Total liabilities at fair value	$0.2	$41.3	$—	$41.5	$(13.7)	$(20.4)	$7.4

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 9 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2016 and 2015, (in millions):

	December 31, 2016	December 31, 2015
Credit Facility	$77.0	$735.0
2020 Senior Notes	338.8	500.0
Fair value adjustment of 2020 Senior Notes	1.8	3.3
2022 Senior Notes	436.4	600.0
2023 Senior Notes	700.0	700.0
Other	3.7	5.3
Less: deferred financing costs, net	34.0	40.9
Total Crestwood Midstream debt	1,523.7	2,502.7
Other	—	0.2
Total Crestwood Equity debt	1,523.7	2,502.9
Less: current portion	1.0	1.1
Total long-term debt, less current portion	$1,522.7	$2,501.8

Credit Facility

Crestwood Midstream’s amended and restated senior secured credit agreement (the CMLP Credit Agreement) provides for a five-year $1.5 billion revolving credit facility (the CMLP Credit Facility), which expires in September 2020 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Agreement. The CMLP Credit Facility also includes a sub-limit of up to $25.0 million for same-day swing line advances and a sub-limit up to $350.0 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Niobrara, Crestwood Infrastructure Holdings LLC, PRBIC, Stagecoach Gas and Tres Holdings and their respective subsidiaries. The Company also guarantees Crestwood Midstream’s payment obligations under its $1.5 billion credit agreement.

In conjunction with the contribution agreement with CEGP, Crestwood Midstream amended its credit facility in June 2016 to, among other things, (i) facilitate the closing of the joint venture and make investments in the joint venture thereafter, and (ii) implement its liability management plan with the net cash proceeds received from Stagecoach Gas, including the repurchase of Crestwood Midstream’s senior notes with the borrowings under its credit facility.

Prior to amending and restating its credit agreement in September 2015, Crestwood Midstream had a five-year $1.0 billion senior secured revolving credit facility, which would have expired October 2018. In conjunction with the closing of the Simplification Merger, Crestwood Midstream borrowed approximately $720.0 million under the CMLP Credit Facility on September 30, 2015 to (i) repay all borrowings outstanding under the $1.0 billion credit facility, (ii) fund a distribution to the Company of approximately $378.3 million for purposes of repaying (or, if applicable, satisfying and discharging) substantially all of the Company’s outstanding indebtedness as discussed above, and (iii) pay merger-related fees and expenses. We recognized a loss on extinguishment of debt of approximately $1.8 million in conjunction with amending and restating the CMLP Credit Agreement.

Borrowings under the CMLP Credit Facility (other than the swing line loans) bear interest at either:

•
the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank’s prime rate; or (iii) the Eurodollar Rate adjusted for certain reserve requirements plus 1%; plus a margin varying from 0.75% to 1.75% depending on Crestwood Midstream’s most recent consolidated total leverage ratio; or

•	the Eurodollar Rate, adjusted for certain reserve requirements plus a margin varying from 1.75% to 2.75% depending on Crestwood Midstream’s most recent consolidated total leverage ratio.

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

At December 31, 2016, Crestwood Midstream had $734.4 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2016 and 2015, Crestwood Midstream’s outstanding standby letters of credit were $64.0 million and $62.2 million. Interest rates under the CMLP Credit Facility were between 3.21% and 5.25% at December 31, 2016 and 2.70% and 5.00% at December 31, 2015. The weighted-average interest rate on outstanding borrowings as of December 31, 2016 and 2015 was 3.23% and 2.70%.

The CMLP Credit Facility contains various covenants and restrictive provisions that limit our ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; (vi) transfer or dispose of assets; and (vii) incur a change in control at either Crestwood Equity or Crestwood Midstream, including an acquisition of Crestwood Holdings’ ownership of Crestwood Equity’s general partner by any third party, including Crestwood Holdings’ debtors under an event of default of their debt since Crestwood Equity’s non-economic general partner interest is pledged as collateral under that debt.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At December 31, 2016, the net debt to consolidated EBITDA was approximately 3.74 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 3.92 to 1.0, and the senior secured leverage ratio was 0.18 to 1.0.

If Crestwood Midstream fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the CMLP Credit Facility could be declared immediately due and payable. The CMLP Credit Facility also has cross default provisions that apply to any of its other material indebtedness.

Senior Notes

2020 Senior Notes. The 6.0% Senior Notes due 2020 (the 2020 Senior Notes) mature on December 15, 2020, and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The fair value adjustment is being amortized over the remaining life of the 2020 Senior Notes.

2022 Senior Notes. The 6.125% Senior Notes due 2022 (the 2022 Senior Notes) mature on March 1, 2022, and interest is payable semi-annually on March 1 and September 1 of each year.

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

In March 2016, Crestwood Midstream filed a registration statement with the SEC under which it offered to exchange the 2023 Senior Notes for any and all outstanding 2023 Senior Notes. Crestwood Midstream completed the exchange offer in July 2016. The terms of the exchange notes are substantially identical to the terms of the 2023 Senior Notes, except that the exchange notes are freely tradable.

In general, each series of Crestwood Midstream’s senior notes are fully and unconditionally guaranteed, joint and severally, on a senior unsecured basis by Crestwood Midstream’s domestic restricted subsidiaries (other than Finance Corp., which has no assets). The indentures contain customary release provisions, such as (i) disposition of all or substantially all the assets of, or the capital stock of, a guarantor subsidiary to a third person if the disposition complies with the indentures; (ii) designation of a guarantor subsidiary as an unrestricted subsidiary in accordance with its indentures; (iii) legal or covenant defeasance of a series of senior notes, or satisfaction and discharge of the related indenture; and (iv) guarantor subsidiary ceases to guarantee any other indebtedness of Crestwood Midstream or any other guarantor subsidiary, provided it no longer guarantees indebtedness under the Crestwood Midstream Revolver.

The indentures restricts the ability of Crestwood Midstream and its restricted subsidiaries to, among other things, sell assets; redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; create or incur certain liens; enter into agreements that restrict distributions or other payments to Crestwood Midstream from its restricted subsidiaries; consolidate, merge or transfer all or substantially all of their assets; engage in affiliate transactions; create unrestricted subsidiaries; and incur a change in control at either Crestwood Equity or Crestwood Midstream, including an acquisition of Crestwood Holdings’ ownership of Crestwood Equity’s general partner by any third party including Crestwood Holdings’ debtors under an event of default of their debt since Crestwood Equity’s non-economic general partner interest is pledged as collateral under that debt. These restrictions are subject to a number of exceptions and qualifications, and many of these restrictions will terminate when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services and no default or event of default (each as defined in the respective indentures) under the indentures has occurred and is continuing.

At December 31, 2016, Crestwood Midstream was in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

Crestwood Midstream’s Credit Facility and its respective senior notes are secured by its assets and liabilities of the guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $2,550.7 million as of December 31, 2016.

Repayments. In June 2016, Crestwood Midstream paid approximately $312.9 million to purchase and cancel approximately $161.2 million and $163.6 million of the principal amount outstanding under the 2020 Senior Notes and 2022 Senior Notes, respectively, utilizing a portion of the proceeds received from Stagecoach Gas, as further discussed in Note 2. Crestwood Midstream recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of these notes. Crestwood Midstream also paid $4.5 million and $2.6 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In April 2015, we retired our $350 million 7.75% Senior Notes due 2019 for approximately $364.1 million, including accrued interest of $0.5 million and a call premium of $13.6 million. In conjunction with the redemption of these notes, we recorded a loss on extinguishment of debt of approximately $17.1 million.

Notes Payable and Other Obligations

CEQP’s non-interest bearing obligations due under noncompetition agreements and other note payable agreements consisted of agreements between Legacy Inergy and the sellers of certain companies acquired from 2003 through 2014 with payments due through 2022 and imputed interest ranging from 5.02% to 8.00%. At December 31, 2016 and 2015, CEQP’s non-interest bearing obligations consisted of $4.2 million and $6.8 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.5 million and $1.3 million at December 31, 2016 and 2015, respectively.

CMLP’s non-interest bearing obligations due under noncompetition agreements consisted of agreements between Crestwood Midstream and sellers of certain companies acquired in 2014 with payments due through 2022 and imputed interest ranging from 5.02% to 8.00%. Non-interest bearing obligations consisted of $4.2 million and $6.6 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.5 million and $1.3 million at December 31, 2016 and 2015, respectively.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt and other notes payable as of December 31, 2016 for the next five years and in total thereafter are as follows (in millions):

2017	$1.0
2018	0.9
2019	1.0
2020	417.8
2021	0.3
Thereafter	1,136.7
Total debt	$1,557.7

Residual Value Guarantee

In 2012, Crestwood Equity entered into a support agreement with Suburban Propane Partners, L.P. (SPH) pursuant to which Crestwood Equity is obligated to provide contingent, residual support of approximately $497 million of aggregate principal amount of the 7.5% senior unsecured notes due 2018 of SPH and Suburban Energy Finance Corp. (collectively, the SPH Issuers) or any permitted refinancing thereof. Under the support agreement, in the event the SPH Issuers fail to pay any principal amount of the supported debt when due, Crestwood Equity will pay the holders of the supported debt, or the SPH Issuers for the benefit of the holders of the supported debt, an amount up to the principal amount of the supported debt that the SPH Issuers have failed to pay. Crestwood Equity has no obligation to make a payment under the support agreement with respect to any accrued and unpaid interest or any redemption premium or other costs, fees, expenses, penalties, charges or other amounts of any kind that shall be due to the noteholders by the SPH Issuers, whether on or related to the supported debt or otherwise. The support agreement terminates on the earlier of the date the supported debt is extinguished or on the maturity date of supported debt or any permitted refinancing thereof. We believe the probability of any future payment on this residual value guarantee is remote.

Note 10 - Earnings Per Limited Partner Unit

CEQP Reverse Split. On October 22, 2015, the board of directors of CEQP’s general partner approved a 1-for-10 reverse split on our common units, effective after the market closed on November 23, 2015. The units began trading on a split-adjusted basis on November 24, 2015. Pursuant to the reverse split, common unit holders received one common unit for every 10 common units owned with substantially the same terms and conditions of the common units prior to the reverse split. The accounting standards related to earnings per share requires an entity to adjust the historical earnings per share when a stock dividend or stock split occurs, and as such, the earnings per unit for the year ended December 31, 2014 were adjusted to reflect the 1-for-10 reverse split.

Our net income (loss) attributable to Crestwood Equity is allocated to the subordinated and limited partner unitholders based on their ownership percentage after giving effect to net income attributable to the preferred units. We calculate basic net income per limited partner unit using the two-class method. Diluted net income per limited partner unit is computed using the treasury stock method, which considers the impact to net income attributable to Crestwood Equity and limited partner units from the potential issuance of limited partner units.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity per limited partner unit is anti-dilutive. During the years ended December 31, 2016 and 2015, we excluded a weighted-average of 6,433,127 and 1,547,060 common units (representing preferred units), a weighted-average of 438,789 common units in both periods (representing subordinated units), and a weighted-average of 7,548,624 and 2,760,794 common units (representing Crestwood Niobrara’s preferred units). See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.

Note 11 - Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2016, 2015, and 2014 consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Current:
Federal	$(3.2)	$(1.6)	$(5.0)	$—	$—	$—
State	(0.2)	(0.6)	(1.3)	0.2	(0.3)	(0.2)
Total current	(3.4)	(2.2)	(6.3)	0.2	(0.3)	(0.2)
Deferred:
Federal	3.0	2.9	5.3	—	—	—
State	0.1	0.7	(0.1)	(0.2)	0.3	(0.7)
Total deferred	3.1	3.6	5.2	(0.2)	0.3	(0.7)
(Provision) benefit for income taxes	$(0.3)	$1.4	$(1.1)	$—	$—	$(0.9)

The effective rate differs from the statutory rate for the years ended December 31, 2016, 2015 and 2014, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to CEQP’s wholly owned subsidiaries, IPCH Acquisition Corp. and Crestwood Gas Services GP LLC and our Texas Margin tax reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred income taxes at December 31, 2016 and 2015 are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Deferred tax asset:
Basis difference in stock of company	$0.2	$0.5	$—	$—
Total deferred tax asset	0.2	0.5	—	—
Deferred tax liability:
Basis difference in stock of acquired company	(5.5)	(8.9)	(0.7)	(0.4)
Total deferred tax liability	(5.5)	(8.9)	(0.7)	(0.4)
Net deferred tax liability	$(5.3)	$(8.4)	$(0.7)	$(0.4)

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2016, 2015 and 2014 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Note 12 – Partners’ Capital

Simplification Merger. As discussed in Note 1, on September 30, 2015, we completed the Simplification Merger. As part of the merger consideration, Crestwood Midstream’s common and preferred unitholders (other than Crestwood Equity and its subsidiaries) received 2.75 common or preferred units of CEQP for each common or preferred unit of CMLP held upon completion of the merger.

Prior to the Simplification Merger, CEQP indirectly owned a non-economic general partnership interest in Crestwood Midstream and 100% of its IDRs. Crestwood Midstream was also a publicly-traded limited partnership with common units listed on the NYSE. However, as a result of our completion of the Simplification Merger on September 30, 2015, Crestwood Midstream’s common units ceased to be listed on the NYSE, its IDRs were eliminated and Crestwood Midstream became a wholly-owned subsidiary of CEQP.

Preferred Units

On June 17, 2014, Crestwood Midstream entered into definitive agreements with a group of investors, including Magnetar Financial, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, Crestwood Midstream agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from Crestwood Midstream up to $500 million of Class A Preferred Units (CMLP Preferred Units) at a fixed price of $25.10 per unit on or before September 30, 2015. As of December 31, 2014, the Class A Purchasers acquired 17,529,879 CMLP Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to us of approximately $440.0 million (net proceeds of approximately $430.5 million after deducting transaction fees and offering expenses). In August 2015, the Class A Purchasers acquired from Crestwood Midstream the remaining $60.0 million of CMLP Preferred Units for net proceeds of approximately $58.8 million after deducting transaction fees and offering expenses.

As discussed above, in conjunction with the closing of the Simplification Merger, 21,580,244 of CMLP Preferred Units were exchanged for 59,345,672 new preferred units of CEQP (the Preferred Units) with substantially similar terms and conditions to those of the CMLP Preferred Units and as a result, Crestwood Equity classified the new preferred units as a component of partners’ capital on its consolidated balance sheet as of December 31, 2015. Because the fair value of the preferred units was materially equivalent immediately before and after the exchange, Crestwood Equity recorded CEQP’s preferred units at Crestwood Midstream’s historical book value.

Subject to certain conditions, the holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a 1-for-10 basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in our partnership agreement upon the occurrence of certain events, such as a change in control. The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Units entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unit holders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to CEQP’s other securities outstanding.

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

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2016, 2015 and 2014 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	$0.60	41.4
August 5, 2016	August 12, 2016	$0.60	41.4
November 7, 2016	November 14, 2016	$0.60	41.4
			$219.8
2015
February 6, 2015	February 13, 2015	$1.375	$25.8
May 8, 2015	May 15, 2015	$1.375	25.7
August 7, 2015	August 14, 2015	$1.375	25.7
November 6, 2015	November 13, 2015	$1.375	94.3
			$171.5

2014
February 7, 2014	February 14, 2014	$1.375	$25.6
May 8, 2014	May 15, 2014	$1.375	25.7
August 7, 2014	August 14, 2014	$1.375	25.6
November 7, 2014	November 14, 2014	$1.375	25.6
			$102.5

On February 14, 2017, we paid a distribution of $0.60 per limited partner unit to unitholders of record on February 7, 2017 with respect to the fourth quarter of 2016.

Preferred Unit Holders. The holders of our Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Through the quarters ending September 30, 2017 (the Initial Distribution Period), distributions on the Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at our election. If we elect to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrue the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on the Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

During the year ended December 31, 2016 and 2015, we issued 5,815,170 and 1,372,573 Preferred Units to our preferred unit holders in lieu of paying quarterly cash distributions of $53.0 million and $12.5 million. On February 14, 2017, we issued 1,538,811 Preferred Units to our preferred unit holders for the quarter ended December 31, 2016 in lieu of paying a cash distribution of $14.0 million.

On June 9, 2016, Crestwood Equity filed a shelf registration statement with the SEC under which holders of the Preferred Units may sell the common units into which the Preferred Units are convertible. The registration statement became effective on June 15, 2016. Crestwood Equity registered 7,290,552 common units under the registration statement.

Crestwood Midstream

Description. Prior to the completion of the Simplification Merger, Crestwood Midstream’s partnership agreement required the partnership to distribute, within 45 days after the end of each quarter, all available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The general partner was not entitled to distributions on its non-economic general partner interest.

In conjunction with the Simplification Merger, Crestwood Midstream amended and restated its partnership agreement. In accordance with the partnership agreement, Crestwood Midstream’s general partner may, from time to time, cause Crestwood Midstream to make cash distributions at the sole discretion of the general partner.

General Partner. During the years ended December 31, 2015 and 2014, Crestwood Midstream paid cash distributions to its general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $31.4 million and $41.8 million.

On September 30, 2015, Crestwood Midstream made a distribution of approximately $378.3 million to CEQP for purposes of repaying substantially all of its outstanding indebtedness. The distribution was funded with borrowings under the CMLP Credit Facility. In addition, during the years ended December 31, 2016, 2015 and 2014, Crestwood Midstream made distributions of $227.6 million, $175.6 million and $101.6 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

As discussed in Note 6, in December 2014, Crestwood Midstream paid approximately $66.4 million to acquire a 50.01% in Tres Palacios from Crestwood Equity. Crestwood Midstream reflected the difference between the cash paid in excess of Crestwood Equity’s basis in Tres Palacios of approximately $30.6 million as a distribution to its general partner on its consolidated statement of partners’ capital and its consolidated statement of cash flows for the year ended December 31, 2014.

Limited Partners. The following table presents quarterly cash distributions paid to Crestwood Midstream’s limited partners (excluding distributions paid to its general partner on its common units held) during the years ended December 31, 2015 and 2014.

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2015
February 6, 2015	February 13, 2015	$0.41	$74.3
May 8, 2015	May 15, 2015	$0.41	74.3
August 7, 2015	August 14, 2015	$0.41	74.3
			$222.9
2014
February 7, 2014	February 14, 2014	$0.41	$74.1
May 8, 2014	May 15, 2014	$0.41	74.2
August 7, 2014	August 14, 2014	$0.41	74.1
November 7, 2014	November 14, 2014	$0.41	74.1
			$296.5

Class A Preferred Unit Holders. Prior to the Simplification Merger, Crestwood Midstream’s partnership agreement required Crestwood Midstream to make quarterly distributions to its Class A Preferred Unit holders. The holders of the Preferred Units were entitled to receive fixed quarterly distributions of $0.5804 per unit. For the 12 quarters following the quarter ended June 30, 2014 (the Initial Distribution Period), distributions on our Preferred Units could be made in additional Preferred Units, cash, or a combination thereof, at our election. If Crestwood Midstream elected to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed were calculated as the fixed quarterly distribution of $0.5804 per unit divided by the cash purchase price of $25.10 per unit. Crestwood Midstream accrued the fair value of such distribution at the end of the quarterly period and adjusted the fair value of the distribution on the date the additional Preferred Units are distributed.

Non-Controlling Partners

Crestwood Midstream Class A Preferred Units

As discussed above, prior to the Simplification Merger, Crestwood Equity classified the Crestwood Midstream Class A Preferred Units as a component of Interest of Non-Controlling Partners in its consolidated financial statements.

Crestwood Niobrara Preferred Interest

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in Crestwood Equity’s and Crestwood Midstream’s consolidated financial statements. We serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem GE’s preferred interest in either cash or common units at an amount equal to the face amount of the preferred units plus an applicable return.

Pursuant to Crestwood Niobrara’s agreement with GE, GE made capital contributions to Crestwood Niobrara in exchange for an equivalent number of preferred units. During the year ended December 31, 2014, GE made capital contributions of $53.9 million to Crestwood Niobrara. As of December 31, 2014, GE has fulfilled its capital contribution commitment to Crestwood Niobrara of $150.0 million and is no longer required to make quarterly contributions to Crestwood Niobrara.

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Crestwood Niobrara preferred interests	$24.2	$23.1	$16.8
CMLP net income attributable to non-controlling partners	24.2	23.1	16.8
Crestwood Midstream limited partner interests	—	(683.0)	(100.8)
Crestwood Midstream Class A preferred units	—	23.1	17.2
CEQP net income (loss) attributable to non-controlling partners	$24.2	$(636.8)	$(66.8)

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. Prior to the completion of the Simplification Merger, the Crestwood Midstream partnership agreement required it to distribute, within 45 days after the end of each quarter, all available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. Crestwood Equity was not entitled to distributions on its non-economic general partner interest in Crestwood Midstream. Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner) of $222.9 million and $296.5 million during the years ended December 31, 2015 and 2014.

Crestwood Midstream Class A Preferred Unitholders. During the years ended December 31, 2015 and 2014, Crestwood Midstream issued 1,271,935 and 387,991 Preferred Units to its preferred unitholders in lieu of paying a cash distribution of approximately $31.9 million and $9.7 million, respectively.

Crestwood Niobrara Preferred Unitholders. Crestwood Niobrara is required to make quarterly distributions to GE within 30 days after the end of each quarter. Beginning with the distribution for the first quarter of 2015, Crestwood Niobrara no longer had the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution. During the year ended December 31, 2014, Crestwood Niobrara issued 11,419,241 preferred units to GE in lieu of paying a cash distribution. On January 30, 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution for the quarter ended December 31, 2014. During the years ended December 31, 2016 and 2015, Crestwood Niobrara paid cash distributions of $15.2 million and $11.3 million to GE. In January 2017, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended December 31, 2016.

Other Partners’ Capital Transactions

Subordinated Units

In conjunction with Crestwood Holdings’ acquisition of Crestwood Equity’s general partner, Crestwood Equity issued 438,789 subordinated units, which are considered limited partnership interests, and have the same rights and obligations as its common units, except that the subordinated units are entitled to receive distributions of available cash for a particular quarter only after each of our common units has received a distribution of at least $1.30 for that quarter.  The subordinated units convert to common units after (i) CEQP’s common units have received a cumulative distribution in excess of $5.20 during a consecutive four quarter period; and (ii) its Adjusted Operating Surplus (as defined in the agreement) exceeds the distribution on a fully dilutive basis.

Note 13 - Equity Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) in order to align the economic interests of key employees and directors with those of CEQP and Crestwood Midstream’s common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted and phantom units which vest based upon continued service. Prior to the completion of the Simplification Merger, Crestwood Midstream also granted incentive awards under is Long-term Incentive Plan (Crestwood Midstream LTIP). In conjunction with the closing of the Simplification Merger, the restricted and phantom common units granted under the Crestwood Midstream LTIP were converted into restricted and phantom units of CEQP with substantially the same terms considering the 2.75 to 1 exchange ratio.

Crestwood LTIP

The following table summarizes information regarding restricted and phantom unit activity during the years ended December 31, 2016 and 2015.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	131,588	$132.10
Vested - restricted units	(91,798)	$121.13
Vested - phantom units	(4,856)	$67.10
Granted - restricted units	142,255	$55.25
Granted - phantom units	42,349	$62.31
Modification - restricted units	226,401	$68.85
Modification - phantom units	41,269	$58.36
Forfeited(1)	(20,994)	$89.97
Unvested - December 31, 2015	466,214	$69.80
Vested - restricted units	(193,295)	$76.82
Granted - restricted units	1,067,535	$14.58
Granted - phantom units	17,467	$15.54
Forfeited	(65,591)	$25.13
Unvested - December 31, 2016	1,292,330	$24.67

(1) We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in work force. As a result, 7,263 restricted units were forfeited during the year ended December 31, 2015.

As of December 31, 2016 and 2015, we had total unamortized compensation expense of approximately $14.9 million and $16.5 million related to restricted and phantom units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $16.0 million, $11.5 million and $10.1 million under the Crestwood LTIP during the years ended December 31, 2016, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.  As of February 14, 2017, we had 5,019,893 units available for issuance under the Crestwood LTIP.

Crestwood Restricted Units. Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2016 and 2015, we withheld 57,508 and 26,095 common units to satisfy employee tax withholding obligations.

Crestwood Phantom Units. The Crestwood LTIP currently permits, and our general partner has made, grants of phantom units. Each phantom unit entitles the holder thereof to receive upon vesting one common unit of us granted pursuant to the Crestwood LTIP and a phantom unit award agreement (the Crestwood Equity Phantom Unit Agreement). The Crestwood Equity Phantom Unit Agreement provides for vesting to occur at the end of three years following the grant date or, if earlier, upon the named executive officer’s termination without cause or due to death or disability or the named executive officer’s resignation for employee cause (each, as defined in the Crestwood Equity Phantom Unit Agreement). In addition, the Crestwood Equity Phantom Unit Agreement provides for distribution equivalent rights with respect to each phantom unit which are paid in additional phantom units and settled in common units upon vesting of the underlying phantom units.

Crestwood Midstream

The following table summarizes information regarding restricted and phantom unit activity during the year ended December 31, 2015:

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

 Crestwood Midstream recognized compensation expense of approximately $8.1 million and $11.2 million during the years ended December 31, 2015 and 2014, which is included in general and administrative expenses on our consolidated statements of operations.

Crestwood Midstream Restricted Units. Under the Crestwood Midstream LTIP, participants who were granted restricted units could elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld were returned to the Crestwood Midstream LTIP on the applicable vesting dates, which corresponded to the times at which income was recognized by the employee. When such common units were withheld, Crestwood Midstream was required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld was determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2015, Crestwood Midstream withheld 139,331 common units to satisfy employee tax withholding obligations.

Crestwood Midstream Phantom Units. The Crestwood Midstream LTIP permitted, and Crestwood Midstream’s general partner made, grants of phantom units. Each phantom unit entitled the holder thereof to receive upon vesting one common unit of CMLP granted pursuant to the Crestwood Midstream LTIP and a phantom unit award agreement (the Phantom Unit Agreement). The Phantom Unit Agreement provided for vesting to occur at the end of three years following the grant date (or, if earlier, upon the named executive officer’s termination without cause or due to death or disability or the named executive officer’s resignation for employee cause (each, as defined in the Phantom Unit Agreement). In addition, the Phantom Unit Agreement provided for distribution equivalent rights with respect to each phantom unit which was paid in additional phantom units and settled in common units upon vesting of the underlying phantom units.

Crestwood Midstream Employee Unit Purchase Plan

Crestwood Midstream had an employee unit purchase plan under which employees of the general partner purchased Crestwood Midstream’s common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation. Under the plan, Crestwood Midstream purchased its common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, Crestwood Midstream could contribute an additional 10% of participating employees’ payroll deductions to purchase additional Crestwood Midstream common units for participating employees. Unless increased by the board of directors of Crestwood Midstream’s general partner, the maximum number of units that were available for purchase under the plan was 200,000. Effective May 7, 2015, Crestwood Midstream suspended the employee unit purchase plan. In conjunction with the Simplification Merger, all common units purchased through the employee purchase plan were converted into common units of CEQP.

Note 14 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions up to 90% of their salary, up to statutory limits, which was $18,000 in 2016 and 2015 and $17,500 in 2014. We match 100% of participants basic contribution up to 6% of eligible compensation. Employees may participate in the plans immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. Aggregate matching contributions made by us were $3.8 million, $4.0 million and $3.8 million during the years ended December 31, 2016, 2015 and 2014.

Note 15 – Commitments and Contingencies

Legal Proceedings

Simplification Merger Lawsuits. On May 20, 2015, Lawrence G. Farber, a purported unitholder of Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream’s unitholders, entitled Lawrence G. Farber, individually and on behalf of all others similarly situated v. Crestwood Midstream Partners LP, Crestwood Midstream GP LLC, Robert G. Phillips, Alvin Bledsoe, Michael G. France, Philip D. Gettig, Warren H. Gfellar, David Lumpkins, John J. Sherman, David Wood, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, and Crestwood Gas Services GP LLC. This complaint alleges, among other things, that Crestwood Midstream’s general partner breached its fiduciary duties, certain individual defendants breached their fiduciary duties of loyalty and due care, and that other defendants aided and abetted such breaches.

On July 21, 2015, Isaac Aron, another purported unitholder of Crestwood Midstream, filed a complaint in the Southern District of the United States, Houston Division, as a putative class action on behalf of Crestwood Midstream’s unitholders, entitled Isaac Aron, individually and on behalf of all others similarly situated vs. Robert G. Phillps, Alvin Bledsoe, Michael G. France, Philip D. Getting, Warren H. Gfeller, David Lumpkins, John J. Sherman, David Wood, Crestwood Midstream Partners, LP, Crestwood Midstream Holdings LP, Crestwood Midstream GP LLC, Crestwood Gas Services GP, LLC, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC and MGP GP, LLC. The complaint alleges, among other things, that Crestwood Midstream’s general partner and certain individual defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 by filing an alleged incomplete and misleading Form S-4 Registration Statement with the SEC.

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which had been scheduled for September 23, 2015. On September 22, 2015, however, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. In October 2016, the court approved the settlement. On November 7, 2016, a unitholder filed an appeal of the settlement. We anticipate a ruling on the appeal in mid-2017, and if is denied, the settlement will become final. We do not expect the settlement to have a material impact to our consolidated financial statements.

Property Taxes. Tres Palacios filed several lawsuits in Matagorda County for tax years 2011, 2012 and 2013 alleging that the Matagorda County Appraisal District (MCAD) assessed taxable value above the fair market value and on an unequal and non-uniform basis compared to other properties. In conjunction with its sale of Tres Palacios to Tres Holdings, Crestwood Equity indemnified Tres Holdings for certain tax matters, including this litigation. In January 2015, Crestwood Equity received a refund related to the 2011 tax year at the conclusion of the litigation related to that tax year. For the 2012 and 2013 tax years, the MCAD asserted a taxable value that would result in property taxes of approximately $7 million for each of those years, while Tres Palacios asserted a taxable value that would result in property taxes of less than $2 million in each year. Tres Palacios paid approximately $8.6 million to Matagorda County in total for those two tax years. A bench trial was held in October 2015 related to the 2012 and 2013 tax years. In June 2016, the court issued a final judgment on the 2012 and 2013 property tax years which resulted in Crestwood Equity recording additional net property tax expense (including interest and penalties) of approximately $2.9 million in 2016. In September 2016, Crestwood Equity paid an additional $2.1 million to Matagorda County to settle the litigation related to the 2012 and 2013 tax years.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2016 and 2015, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

Any loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

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

In October 2014, we received data requests from the EPA related to the 2014 water releases and we responded to the requests during the first half of 2015.  In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the 2014 water releases. We responded to the NOPV in May 2015, and have commenced settlement discussions with the EPA concerning the NOPV. On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases, and we provided the requested information during the second quarter of 2015. In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of ongoing settlement discussions with the regulatory agencies asserting jurisdiction over the 2014 produced water releases. We continue to work closely with the regulatory agencies to settle the claims.

We may potentially be subject to fines and penalties as a result of the water releases. We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of December 31, 2016.

At December 31, 2016 and 2015, our accrual of approximately $2.1 million and $1.7 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $2.1 million to $3.6 million at December 31, 2016.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. At December 31, 2016 and 2015, CEQP’s self-insurance reserves were $15.6 million and $17.2 million. We estimate that $10.6 million of this balance will be paid subsequent to December 31, 2017. As such, CEQP has classified $10.6 million in other long-term liabilities on its consolidated balance sheet at December 31, 2016. At December 31, 2016 and 2015, CMLP’s self-insurance reserves were $12.2 million and $11.4 million. CMLP estimates that $8.0 million of this balance will be paid subsequent to December 31, 2017. As such, CMLP has classified $8.0 million in other long-term liabilities on its consolidated balance sheet at December 31, 2016.

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

Commitments and Purchase Obligations

Operating Leases. We also maintain operating leases in the ordinary course of our business activities. These leases include those for office buildings, crude oil railroad cars and other operating facilities and equipment. The terms of the agreements vary from 2017 until 2032.

Future minimum lease payments under our noncancelable operating leases for the next five years ending December 31 and in total thereafter consist of the following (in millions):

Year Ending December 31,
2017	$18.3
2018	16.3
2019	14.4
2020	9.6
2021	8.4
Thereafter	18.5
Total minimum lease payments	$85.5

Our rent expense for operating leases for the years ended December 31, 2016, 2015 and 2014, totaled $25.5 million, $37.4 million and $41.8 million.

Purchase Commitments. We periodically enter into agreements with suppliers to purchase fixed quantities of NGLs, distillates, crude oil and natural gas at fixed prices. At December 31, 2016, the total of these firm purchase commitments was $312.0 million, substantially all of which will occur over the course of the next twelve months. We also enter into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

We have entered into certain purchase commitments primarily related to our marketing, supply and logistics and gathering and processing segments. At December 31, 2016, the total of our marketing, supply and logistics operations’ firm purchase commitments was approximately $13.1 million and primarily relate to the development of a rail terminal project and certain upgrades to our US Salt facility. At December 31, 2016, our gathering and processing segment’s purchase commitments totaled approximately $19.7 million and primarily relate to future growth projects and maintenance obligations. The majority of the purchases associated with these commitments are expected to occur over the next twelve months.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 6, and for a further description of our guarantees associated with our assets or businesses we have sold, see Legal Proceedings above and Note 9.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2016, we have no amounts accrued for these guarantees.

Note 16 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties, including Sabine Oil and Gas LLC and Mountaineer Keystone LLC.

CEQP and CMLP enter into transactions with their affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements. Below is a discussion of certain of our related party agreements.

Shared Services. As discussed in Note 2, in conjunction with the completion of the Simplification Merger, CEQP contributed 100% of its interest in Crestwood Operations to CMLP, including Crestwood Operations’ full-time employees, and as a result, CMLP shares common management, general and administrative and overhead costs with CEQP. Prior to the Simplification Merger, CMLP did not have any employees other than approximately 100 union employees of US Salt.

CEQP grants long-term incentive awards under the Crestwood LTIP as discussed in Note 13. CEQP allocates a portion of its unit-based compensation costs to CMLP.

Stagecoach Gas Management Agreement. In May 2016, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations), our wholly-owned subsidiary and Stagecoach Gas entered into a management agreement under which Crestwood Midstream Operations will provide the management and operating services required by Stagecoach Gas’ facilities. The initial term of the agreement will expire in May 2021, and is automatically extended for three-year periods unless otherwise terminated pursuant to the terms of the agreement. During the year ended December 31, 2016, we charged Stagecoach Gas $5.0 million under this agreement, which is reflected as operations and maintenance expenses charged by CEQP and CMLP in the table below.

Tres Palacios Operating Agreement. A consolidated subsidiary of Crestwood Midstream entered into an operating agreement with Tres Palacios, pursuant to which we assumed the responsibility of operating and maintaining the facilities as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Tres Palacios reimburses us for all cost incurred on its behalf. During the years ended December 31, 2016, 2015 and 2014, Tres Palacios reimbursed us approximately $2.7 million, $2.8 million and $0.2 million under this agreement. These reimbursements are reflected as operations and maintenance expense charged by CEQP and CMLP in the table below.

The following table shows revenues, costs of product/services sold, general and administrative expenses and reimbursement of expenses from our affiliates for the years December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Gathering and processing revenues at CEQP and CMLP	$2.6	$3.9	$3.0
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$17.7	$28.9	$42.2
Operations and maintenance expenses charged at CEQP and CMLP	$7.7	$2.8	$0.2
General and administrative expenses charged by CEQP to CMLP, net(2)	$13.0	$49.5	$63.6
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(3)	$(2.2)	$0.4	$0.5

(1)    Represents natural gas purchases from Sabine Oil and Gas.
(2) Includes $16.0 million, $10.0 million and $6.9 million of net unit-based compensation charges allocated from CEQP to CMLP for the years ended December 31, 2016, 2015 and 2014. In addition, includes $3.0 million and $0.8 million of CMLP’s general and administrative costs allocated to CEQP.

(3)	Includes $3.2 million and $0.1 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the years ended December 31, 2016 and 2015.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2016 and 2015 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2016	2015	2016	2015
Accounts receivable	$5.6	$5.2	$5.6	$5.2
Accounts payable	$2.5	$4.0	$—	$1.5

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

Below is a reconciliation of CEQP’s net loss to EBITDA (in millions):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(192.1)	$(2,303.7)	$(10.4)
Add:
Interest and debt expense, net	125.1	140.1	127.1
(Gain) loss on modification/extinguishment of debt	(10.0)	20.0	—
Provision (benefit) for income taxes	0.3	(1.4)	1.1
Depreciation, amortization and accretion	229.6	300.1	285.3
EBITDA	$152.9	$(1,844.9)	$403.1

The following tables summarize CEQP’s reportable segment data for the years ended December 31, 2016, 2015 and 2014 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in Note 2. Included in earnings (loss) from unconsolidated affiliates below was approximately $29.6 million, $86.1 million and $7.6 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	21.4	59.7	—	158.1
General and administrative expense	—	—	—	88.2	88.2
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
Other income, net	—	—	—	0.5	0.5
EBITDA	$243.1	$77.1	$(79.6)	$(87.7)	$152.9
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,359.7	$1,094.6	$972.2	$22.4	$4,448.9
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

	Year Ended December 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,381.0	$266.3	$985.5	$—	$2,632.8
Intersegment revenues	66.7	—	(66.7)	—	—
Costs of product/services sold	1,103.9	20.1	759.5	—	1,883.5
Operations and maintenance expense	89.0	31.7	69.5	—	190.2
General and administrative expense	—	—	—	116.3	116.3
Loss on long-lived assets	(787.3)	(1.6)	(32.3)	—	(821.2)
Goodwill impairment	(329.7)	(623.4)	(453.2)	—	(1,406.3)
Loss from unconsolidated affiliates	(43.4)	(17.4)	—	—	(60.8)
Other income, net	—	—	—	0.6	0.6
EBITDA	$(905.6)	$(427.9)	$(395.7)	$(115.7)	$(1,844.9)
Goodwill	$54.5	$771.2	$259.8	$—	$1,085.5
Total assets	$2,325.2	$2,217.4	$1,083.7	$136.5	$5,762.8
Purchases of property, plant and equipment	$132.7	$26.4	$22.8	$0.8	$182.7

	Year Ended December 31, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$2,166.8	$264.6	$1,499.9	$—	$3,931.3
Intersegment revenues	50.0	—	(50.0)	—	—
Costs of product/services sold	1,859.9	33.3	1,272.1	—	3,165.3
Operations and maintenance expense	102.8	28.8	71.7	—	203.3
General and administrative expense	—	—	—	100.2	100.2
Gain (loss) on long-lived assets	(32.7)	33.8	(3.0)	—	(1.9)
Goodwill impairment	(18.5)	—	(30.3)	—	(48.8)
Loss on contingent consideration	(8.6)	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates	0.5	(1.2)	—	—	(0.7)
Other income, net	—	—	—	0.6	0.6
EBITDA	$194.8	$235.1	$72.8	$(99.6)	$403.1
Purchases of property, plant and equipment	$327.9	$37.0	$50.9	$8.2	$424.0

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(197.5)	$(1,410.6)	$14.7
Add:
Interest and debt expense, net	125.1	130.5	111.4
(Gain) loss on modification/extinguishment of debt	(10.0)	18.9	—
Provision for income taxes	—	—	0.9
Depreciation, amortization and accretion	240.5	278.5	255.4
EBITDA	$158.1	$(982.7)	$382.4

The following tables summarize CMLP’s reportable segment data for the years ended December 31, 2016, 2015 and 2014 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in Note 2. Included in earnings from unconsolidated affiliates below was approximately $29.6 million, $86.1 million and $7.6 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	18.3	59.7	—	155.0
General and administrative expense	—	—	—	85.6	85.6
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
EBITDA	$243.1	$80.2	$(79.6)	$(85.6)	$158.1
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,561.9	$1,094.6	$972.2	$11.9	$4,640.6
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

	Year Ended December 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,381.0	$266.3	$985.5	$—	$2,632.8
Intersegment revenues	66.7	—	(66.7)	—	—
Costs of product/services sold	1,103.9	20.1	759.5	—	1,883.5
Operations and maintenance expense	89.0	30.2	69.5	—	188.7
General and administrative expense	—	—	—	105.6	105.6
Loss on long-lived assets, net	(194.1)	(1.4)	(32.3)	—	(227.8)
Goodwill impairment	(72.5)	(623.4)	(453.2)	—	(1,149.1)
Loss from unconsolidated affiliates, net	(43.4)	(17.4)	—	—	(60.8)
EBITDA	$(55.2)	$(426.2)	$(395.7)	$(105.6)	$(982.7)
Goodwill	$54.5	$771.2	$259.8	$—	$1,085.5
Total assets	$2,541.6	$2,216.7	$1,083.7	$121.6	$5,963.6
Purchases of property, plant and equipment	$132.7	$26.4	$22.8	$0.8	$182.7

	Year Ended December 31, 2014
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$2,166.8	$250.8	$1,499.9	$—	$3,917.5
Intersegment revenues	50.0	—	(50.0)	—	—
Costs of product/services sold	1,859.9	22.8	1,272.1	—	3,154.8
Operations and maintenance expense	102.8	22.1	70.5	—	195.4
General and administrative expense	—	—	—	91.7	91.7
Gain (loss) on long-lived assets	(32.7)	0.6	(3.0)	—	(35.1)
Goodwill impairment	(18.5)	—	(30.3)	—	(48.8)
Loss on contingent consideration	(8.6)	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net	0.5	(1.2)	—	—	(0.7)
EBITDA	$194.8	$205.3	$74.0	$(91.7)	$382.4
Purchases of property, plant and equipment	$327.9	$36.4	$50.9	$6.5	$421.7

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2016 or 2015 at CEQP or CMLP. For the year ended December 31, 2014, we had revenues from Tesoro Corporation (Tesoro) of $465.2 million which exceeded 10% of the total consolidated revenues at CEQP and CMLP. Revenues from Tesoro are reflected in each of our reportable segments.

Note 18 – Crestwood Midstream Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara, Crestwood Northwest, PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of its senior notes, is Crestwood Midstream’s 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of and for the years ended December 31, 2016, 2015 and 2014. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

The condensed consolidating financial statements for the years ended December 31, 2015 and 2014 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) or partners’ capital.  In particular, the condensed consolidating statements of operations were modified to consider the impact of net income (loss) attributable to non-controlling partners in subsidiaries in arriving at equity in net income (loss) of subsidiaries in the parent and eliminations columns of those statements.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.3	$—	$—	$—	$1.3
Accounts receivable	—	289.3	0.5	—	289.8
Inventory	—	66.0	—	—	66.0
Other current assets	—	16.0	—	—	16.0
Total current assets	1.3	371.3	0.5	—	373.1

Property, plant and equipment, net	—	2,298.4	—	—	2,298.4
Goodwill and intangible assets, net	—	851.9	—	—	851.9
Investment in consolidated affiliates	4,093.7	—	—	(4,093.7)	—
Investment in unconsolidated affiliates	—	—	1,115.4	—	1,115.4
Other assets	—	1.8	—	—	1.8
Total assets	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$214.5	$—	$—	$214.5
Other current liabilities	23.1	94.4	—	—	117.5
Total current liabilities	23.1	308.9	—	—	332.0

Long-term liabilities:
Long-term debt, less current portion	1,521.2	1.5	—	—	1,522.7
Other long-term liabilities	—	42.0	—	—	42.0
Deferred income taxes	—	0.7	—	—	0.7

Partners’ capital	2,550.7	3,170.3	923.4	(4,093.7)	2,550.7
Interest of non-controlling partners in subsidiaries	—	—	192.5	—	192.5
Total partners’ capital	2,550.7	3,170.3	1,115.9	(4,093.7)	2,743.2
Total liabilities and partners’ capital	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.1	$—	$—	$—	$0.1
Accounts receivable	—	236.0	0.5	—	236.5
Inventory	—	44.5	—	—	44.5
Other current assets	—	52.5	—		52.5
Total current assets	0.1	333.0	0.5	—	333.6

Property, plant and equipment, net	—	3,525.7	—	—	3,525.7
Goodwill and intangible assets, net	—	1,846.9	—	—	1,846.9
Investment in consolidated affiliates	5,506.8	—	—	(5,506.8)	—
Investment in unconsolidated affiliates	—	—	254.3	—	254.3
Other assets	—	3.1	—	—	3.1
Total assets	$5,506.9	$5,708.7	$254.8	$(5,506.8)	$5,963.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$141.3	$0.1	$—	$141.4
Other current liabilities	26.4	85.2	—	—	111.6
Total current liabilities	26.4	226.5	0.1	—	253.0

Long-term liabilities:
Long-term debt, less current portion	2,498.9	2.9	—	—	2,501.8
Other long-term liabilities	—	43.3	—	—	43.3
Deferred income taxes	—	0.4	—	—	0.4

Partners’ capital	2,981.6	5,435.6	71.2	(5,506.8)	2,981.6
Interest of non-controlling partners in subsidiaries	—	—	183.5	—	183.5
Total partners’ capital	2,981.6	5,435.6	254.7	(5,506.8)	3,165.1
Total liabilities and partners’ capital	$5,506.9	$5,708.7	$254.8	$(5,506.8)	$5,963.6

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,520.5	$—	$—	$2,520.5
Costs of product/services sold	—	1,925.1	—	—	1,925.1
Expenses:
Operations and maintenance	—	155.0	—	—	155.0
General and administrative	66.4	19.2	—	—	85.6
Depreciation, amortization and accretion	—	240.5	—	—	240.5
	66.4	414.7	—	—	481.1
Other operating expenses:
Loss on long-lived assets, net	—	(65.6)	—	—	(65.6)
Goodwill impairment	—	(162.6)	—	—	(162.6)
Operating loss	(66.4)	(47.5)	—	—	(113.9)
Earnings from unconsolidated affiliates, net	—	—	31.5	—	31.5
Interest and debt expense, net	(125.1)	—	—	—	(125.1)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	(40.2)	—	—	40.2	—
Net income (loss)	(221.7)	(47.5)	31.5	40.2	(197.5)
Net income attributable to non-controlling partners in subsidiaries	—	—	24.2	—	24.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$(221.7)	$(47.5)	$7.3	$40.2	$(221.7)

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,632.8	$—	$—	$2,632.8
Costs of product/services sold	—	1,883.5	—	—	1,883.5
Expenses:
Operations and maintenance	—	188.7	—	—	188.7
General and administrative	65.3	40.3	—	—	105.6
Depreciation, amortization and accretion	—	278.5	—	—	278.5
	65.3	507.5	—	—	572.8
Other operating expenses:
Loss on long-lived assets, net	—	(227.8)	—	—	(227.8)
Goodwill impairment	—	(1,149.1)	—	—	(1,149.1)
Operating loss	(65.3)	(1,135.1)	—	—	(1,200.4)
Loss from unconsolidated affiliates, net	—	—	(60.8)	—	(60.8)
Interest and debt expense, net	(130.5)	—	—	—	(130.5)
Loss on modification/extinguishment of debt	(18.9)	—	—	—	(18.9)
Equity in net income (loss) of subsidiaries	(1,219.0)	—	—	1,219.0	—
Net income (loss)	(1,433.7)	(1,135.1)	(60.8)	1,219.0	(1,410.6)
Net income attributable to non-controlling partners in subsidiaries	—	—	23.1	—	23.1
Net income (loss) attributable to Crestwood Midstream Partners LP	(1,433.7)	(1,135.1)	(83.9)	1,219.0	(1,433.7)
Net income attributable to Class A preferred units	23.1	—	—	—	23.1
Net income (loss) attributable to partners	$(1,456.8)	$(1,135.1)	$(83.9)	$1,219.0	$(1,456.8)

Crestwood Midstream Partners
Condensed Consolidating Statements of Operations
Year Ended December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,917.5	$—	$—	$3,917.5
Costs of product/services sold	—	3,154.8	—	—	3,154.8
Expenses:
Operations and maintenance	—	195.4	—	—	195.4
General and administrative	49.4	42.3	—	—	91.7
Depreciation, amortization and accretion	0.9	254.5	—	—	255.4
	50.3	492.2	—	—	542.5
Other operating expenses:
Loss on long-lived assets, net	—	(35.1)	—	—	(35.1)
Goodwill impairment	—	(48.8)	—	—	(48.8)
Loss on contingent consideration	—	(8.6)	—	—	(8.6)
Operating income (loss)	(50.3)	178.0	—	—	127.7
Loss from unconsolidated affiliates, net	—	—	(0.7)	—	(0.7)
Interest and debt expense, net	(111.4)	—	—	—	(111.4)
Equity in net income (loss) of subsidiaries	159.6	—	—	(159.6)	—
Income (loss) before income taxes	(2.1)	178.0	(0.7)	(159.6)	15.6
Provision for income taxes	—	(0.9)	—	—	(0.9)
Net income (loss)	(2.1)	177.1	(0.7)	(159.6)	14.7
Net income attributable to non-controlling partners	—	—	16.8	—	16.8
Net income (loss) attributable to Crestwood Midstream Partners LP	(2.1)	177.1	(17.5)	(159.6)	(2.1)
Net income attributable to Class A preferred units	17.2	—	—	—	17.2
Net income (loss) attributable to partners	$(19.3)	$177.1	$(17.5)	$(159.6)	$(19.3)

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(188.0)	$502.8	$39.0	$—	$353.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.2)	—	—	(7.2)
Purchases of property, plant and equipment	(1.7)	(99.0)	—	—	(100.7)
Investment in unconsolidated affiliates	—	—	(12.4)	—	(12.4)
Proceeds from the sale of assets	—	972.7	—	—	972.7
Capital distributions from unconsolidated affiliates	—	—	14.8	—	14.8
Capital contributions to consolidated affiliates	26.2	—	—	(26.2)	—
Net cash provided by (used in) investing activities	24.5	866.5	2.4	(26.2)	867.2

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,565.3	—	—	—	1,565.3
Principal payments on long-term debt	(2,535.3)	(0.8)	—	—	(2,536.1)
Payments on capital leases	—	(1.9)	—	—	(1.9)
Payments for debt-related deferred costs	(3.5)	—	—	—	(3.5)
Distributions paid	(227.6)	—	(15.2)	—	(242.8)
Distributions to parents	—	—	(26.2)	26.2	—
Taxes paid for unit-based compensation vesting	—	(0.8)	—	—	(0.8)
Change in intercompany balances	1,365.8	(1,365.8)	—	—	—
Net cash provided by (used in) financing activities	164.7	(1,369.3)	(41.4)	26.2	(1,219.8)

Net change in cash	1.2	—	—	—	1.2
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$1.3	$—	$—	$—	$1.3

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(190.8)	$650.0	$12.6	$—	$471.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.8)	(181.9)	—	—	(182.7)
Investment in unconsolidated affiliates, net	—	—	(41.8)	—	(41.8)
Proceeds from the sale of assets	—	2.7	—	—	2.7
Capital distributions from unconsolidated affiliates	—	—	9.3	—	9.3
Capital contributions to consolidated affiliates	(31.2)	—	—	31.2	—
Net cash provided by (used in) investing activities	(32.0)	(179.2)	(32.5)	31.2	(212.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	3,490.1	—	—	—	3,490.1
Principal payments on long-term debt	(2,960.9)	—	—	—	(2,960.9)
Payments on capital leases	—	(2.2)	—	—	(2.2)
Payments for debt-related deferred costs	(17.3)	—	—	—	(17.3)
Financing fees paid for early debt redemption	(13.6)	—	—	—	(13.6)
Distributions paid	(808.2)	—	(11.3)	—	(819.5)
Contributions from parents	—	—	31.2	(31.2)	—
Net proceeds from issuance of preferred units	58.8	—	—	—	58.8
Taxes paid for unit-based compensation vesting	—	(2.1)	—	—	(2.1)
Change in intercompany balances	474.1	(474.1)	—	—	—
Other	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	222.9	(478.4)	19.9	(31.2)	(266.8)

Net change in cash	0.1	(7.6)	—	—	(7.5)
Cash at beginning of period	—	7.6	—	—	7.6
Cash at end of period	$0.1	$—	$—	$—	$0.1

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(165.6)	$602.9	$—	$—	$437.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.5)	—	—	(19.5)
Purchases of property, plant and equipment	(4.3)	(417.4)	—	—	(421.7)
Investment in unconsolidated affiliates, net	—	—	(144.4)	—	(144.4)
Proceeds from the sale of assets	—	2.7	—	—	2.7
Capital contributions to consolidated affiliates	(89.5)	—	—	89.5	—
Net cash provided by (used in) investing activities	(93.8)	(434.2)	(144.4)	89.5	(582.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,089.9	—	—	—	2,089.9
Principal payments on long-term debt	(1,949.8)	(0.2)	—	—	(1,950.0)
Payments on capital leases	(1.3)	(1.9)	—	—	(3.2)
Payments for debt-related deferred costs	(0.1)	—	—	—	(0.1)
Distributions paid	(470.5)	—	—	—	(470.5)
Contributions from parents	—	—	89.5	(89.5)	—
Net proceeds from issuance of preferred equity of subsidiary	—	—	53.9	—	53.9
Net proceeds from issuance of Class A preferred units	430.5	—	—	—	430.5
Taxes paid for unit-based compensation vesting	—	(1.6)	—	—	(1.6)
Change in intercompany balances	161.4	(161.4)	—	—	—
Other	(0.8)	—	—	—	(0.8)
Net cash provided by (used in) financing activities	259.3	(165.1)	143.4	(89.5)	148.1

Net change in cash	(0.1)	3.6	(1.0)	—	2.5
Cash at beginning of period	0.1	4.0	1.0	—	5.1
Cash at end of period	$—	$7.6	$—	$—	$7.6

Supplemental Selected Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

Crestwood Equity	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenues	$536.0	$601.9	$587.6	$795.0
Operating income (loss) (1)	(64.2)	(19.1)	17.1	(42.5)
Earnings from unconsolidated affiliates, net (3)	6.5	6.2	13.4	5.4
Net income (loss)	(93.7)	(37.1)	3.0	(64.3)
Net loss attributable to partners	(101.2)	(51.2)	(10.0)	(82.6)
Net loss per limited partner unit:
Basic	$(1.47)	$(0.74)	$(0.14)	$(1.20)
Diluted	$(1.47)	$(0.74)	$(0.14)	$(1.20)
2015
Revenues	$731.5	$641.5	$630.7	$629.1
Operating income (loss) (1)	48.5	(248.9)	(588.3)	(1,296.1)
Earnings (loss) from unconsolidated affiliates, net (3)	3.4	5.0	2.8	(72.0)
Net income (loss)	18.1	(296.0)	(623.4)	(1,402.4)
Net income (loss) attributable to partners	8.3	(40.0)	(226.9)	(1,414.5)
Net income (loss) per limited partner unit:
Basic	$0.44	$(2.14)	$(11.78)	$(20.77)
Diluted	$0.44	$(2.14)	$(11.76)	$(20.77)

Crestwood Midstream	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenues	$536.0	$601.9	$587.6	$795.0
Operating income (loss) (2)	(65.9)	(17.3)	14.7	(45.4)
Earnings from unconsolidated affiliates, net (3)	6.5	6.2	13.4	5.4
Net income (loss)	(95.3)	(35.6)	0.6	(67.2)
Net loss attributable to partners	(101.2)	(41.6)	(5.5)	(73.4)
2015
Revenues	$731.5	$641.5	$630.7	$629.1
Operating income (loss) (2)	56.0	(28.0)	(578.7)	(649.7)
Earnings (loss) from unconsolidated affiliates, net (3)	3.4	5.0	2.8	(72.0)
Net income (loss)	29.1	(72.8)	(610.2)	(756.7)
Net income (loss) attributable to partners	14.3	(86.0)	(622.5)	(762.6)

(1)
Amount includes goodwill and intangible asset impairments of $109.7 million and $84.3 million during the three months ended March 31, 2016 and December 31, 2016. Amount includes goodwill, property, plant and equipment and intangible asset impairments of approximately $281.0 million, $610.8 million and $1,332.3 million during the three months ended June 30, 2015, September 30, 2015 and December 31, 2015, respectively. See Note 2 for a further discussion of our impairments recorded during 2016 and 2015.

(2)
Amount includes goodwill and intangible asset impairments of $109.7 million and $84.3 million during the three months ended March 31, 2016 and December 31, 2016. Amount includes goodwill, property, plant and equipment and intangible asset impairments of approximately $68.6 million, $610.8 million and $694.3 million during the three months ended June 30, 2015, September 30, 2015 and December 31, 2015, respectively. See Note 2 for a further discussion of our impairments recorded during 2016 and 2015.

(3)
Amount includes impairments of our PRBIC and Jackalope equity investments of $23.4 million and $51.4 million during the three months ended December 31, 2015. See Note 2 for a further discussion of these impairments recorded during 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 24, 2017	By	/s/ ROBERT G. PHILLIPS
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

Date	Signature and Title
February 24, 2017	/S/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 24, 2017	/S/ ROBERT T. HALPIN Robert T. Halpin, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2017	/S/ STEVEN M. DOUGHERTY Steven M. Dougherty, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 24, 2017	/S/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 24, 2017	/S/ MICHAEL G. FRANCE Michael G. France, Director

February 24, 2017	/S/ WARREN H. GFELLER Warren H. Gfeller, Director

February 24, 2017	/S/ DAVID LUMPKINS David Lumpkins, Director

February 24, 2017	/S/ JOHN J. SHERMAN John J. Sherman, Director

February 24, 2017	/S/ JOHN W. SOMERHALDER II John W. Somerhalder II, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$0.3	$0.4
Accounts receivable - trade	—	1.8
Total current assets	0.3	2.2

Property, plant and equipment, net	1.4	1.5
Intangible assets, net	4.5	7.8
Investment in subsidiaries	2,342.7	2,757.7
Other assets	4.3	3.5
Total assets	$2,353.2	$2,772.7

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2.7	$2.6
Accrued expenses	1.4	2.3
Current portion of long-term debt	—	0.2
Total current liabilities	4.1	5.1

Other long-term liabilities	2.6	4.2

Total partners’ capital	2,346.5	2,763.4
Total liabilities and partners’ capital	$2,353.2	$2,772.7

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Operations
(in millions)

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Expenses	6.0	14.5	8.5
Operating loss	(6.0)	(14.5)	(8.5)
Interest and debt expense, net	—	(9.6)	(15.7)
Equity in net income (loss) of subsidiaries	(186.6)	(2,279.1)	14.2
Loss on modification/extinguishment of debt	—	(1.1)	—
Other income, net	0.5	0.6	—
Loss before income taxes	(192.1)	(2,303.7)	(10.0)
Provision for income taxes	—	—	(0.4)
Net loss	(192.1)	(2,303.7)	(10.4)
Net income (loss) attributable to non-controlling partners	24.2	(636.8)	(66.8)
Net income (loss) attributable to Crestwood Equity Partners LP	$(216.3)	$(1,666.9)	$56.4

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(192.1)	$(2,303.7)	$(10.4)
Change in fair value of Suburban Propane Partners, LP units	0.8	(2.7)	(0.5)
Comprehensive loss	(191.3)	(2,306.4)	(10.9)
Comprehensive income (loss) attributable to non-controlling interest	24.2	(636.8)	(66.8)
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(215.5)	$(1,669.6)	$55.9

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities	$(3.5)	$(14.7)	$(25.3)

Cash flows from investing activities	227.6	593.8	170.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	771.7	734.0
Principal payments on long-term debt	(0.2)	(1,152.1)	(746.2)
Payments for debt-related deferred costs	—	—	(1.8)
Distributions paid to partners	(219.8)	(171.5)	(102.5)
Change in intercompany balances	(4.2)	(30.5)	(25.4)
Net cash used in financing activities	(224.2)	(582.4)	(141.9)

Net change in cash	(0.1)	(3.3)	3.6
Cash at beginning of period	0.4	3.7	0.1
Cash at end of period	$0.3	$0.4	$3.7

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

The financial statements for the years ended December 31, 2015 and 2014 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) or partners’ capital.  In particular, the condensed statements of operations were modified to consider the impact of net income (loss) attributable to non-controlling partners in arriving at net income (loss) attributable to Crestwood Equity Partners LP. In addition, the condensed statements of comprehensive income were modified to consider the impact of comprehensive income (loss ) attributable to non-controlling partners in arriving at comprehensive income (loss) attributable to Crestwood Equity Partners LP.

Note 2. Distributions

During the years ended December 31, 2016, 2015 and 2014, we received cash distributions from Crestwood Midstream Partners LP of approximately $227.6 million, $31.4 million and $72.4 million.

Schedule II

Crestwood Equity Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2016	$0.4	$1.9	$—	$(0.4)	$1.9
2015	0.1	—	0.4	(0.1)	0.4
2014	0.1	—	—	—	0.1