Form 10-Q
period 2017-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2017-05-04
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Crestwood Equity Partners LP	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Crestwood Midstream Partners LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 2017)

Crestwood Equity Partners LP	69,653,515
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$1.0	$1.6
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $1.9 million at March 31, 2017 and December 31, 2016	267.8	289.8
Inventory	58.8	66.0
Assets from price risk management activities	6.7	6.3
Prepaid expenses and other current assets	5.7	9.7
Total current assets	340.0	373.4
Property, plant and equipment	2,572.4	2,555.4
Less: accumulated depreciation and depletion	491.7	457.8
Property, plant and equipment, net	2,080.7	2,097.6
Intangible assets	898.6	898.6
Less: accumulated amortization	254.7	241.2
Intangible assets, net	643.9	657.4
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,105.3	1,115.4
Other assets	5.9	6.1
Total assets	$4,374.8	$4,448.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$193.7	$217.2
Accrued expenses and other liabilities	78.1	90.5
Liabilities from price risk management activities	9.4	28.6
Current portion of long-term debt	14.8	1.0
Total current liabilities	296.0	337.3
Long-term debt, less current portion	1,550.3	1,522.7
Other long-term liabilities	46.5	44.6
Deferred income taxes	4.7	5.3
Commitments and contingencies (Note 10)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (70,142,803 and 69,499,741 common and subordinated units issued and outstanding at March 31, 2017 and December 31, 2016)	1,700.2	1,782.0
Preferred units (68,072,226 and 66,533,415 units issued and outstanding at March 31, 2017 and December 31, 2016)	582.3	564.5
Total Crestwood Equity Partners LP partners’ capital	2,282.5	2,346.5
Interest of non-controlling partners in subsidiaries	194.8	192.5
Total partners’ capital	2,477.3	2,539.0
Total liabilities and partners’ capital	$4,374.8	$4,448.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product revenues:
Gathering and processing	$293.1	$162.5
Marketing, supply and logistics	430.2	206.5
	723.3	369.0
Services revenues:
Gathering and processing	75.0	75.7
Storage and transportation	10.0	59.4
Marketing, supply and logistics	19.3	31.2
Related party (Note 11)	0.5	0.7
	104.8	167.0
Total revenues	828.1	536.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	312.5	175.4
Marketing, supply and logistics	354.2	166.0
Related party (Note 11)	4.1	4.3
	670.8	345.7
Service costs:
Gathering and processing	—	0.1
Storage and transportation	—	2.9
Marketing, supply and logistics	12.7	14.7
	12.7	17.7
Total costs of products/services sold	683.5	363.4

Expenses:
Operations and maintenance	33.7	41.8
General and administrative	26.4	23.0
Depreciation, amortization and accretion	48.4	62.3
	108.5	127.1
Other operating expenses:
Goodwill impairment	—	(109.7)
Operating income (loss)	36.1	(64.2)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Earnings from unconsolidated affiliates, net	8.1	6.5
Interest and debt expense, net	(26.5)	(36.1)
Loss on modification/extinguishment of debt	(37.3)	—
Other income, net	0.1	0.1
Loss before income taxes	(19.5)	(93.7)
Benefit for income taxes	0.1	—
Net loss	(19.4)	(93.7)
Net income attributable to non-controlling partners	6.1	5.9
Net loss attributable to Crestwood Equity Partners LP	(25.5)	(99.6)
Net income attributable to preferred units	17.8	1.6
Net loss attributable to partners	$(43.3)	$(101.2)

Subordinated unitholders' interest in net loss	$—	$—
Common unitholders' interest in net loss	$(43.3)	$(101.2)
Net loss per limited partner unit:
Basic	$(0.62)	$(1.47)
Diluted	$(0.62)	$(1.47)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,697	68,912
Dilutive units	—	—
Diluted	69,697	68,912

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(19.4)	$(93.7)
Change in fair value of Suburban Propane Partners, L.P. units	(0.4)	0.8
Comprehensive loss	(19.8)	(92.9)
Comprehensive income attributable to non-controlling interest	6.1	5.9
Comprehensive loss attributable to Crestwood Equity Partners LP	$(25.9)	$(98.8)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	66.5	$564.5	69.1	0.4	$1,782.0	$192.5	$2,539.0
Distributions to partners	1.6	—	—	—	(41.8)	(3.8)	(45.6)
Unit-based compensation charges	—	—	0.7	—	7.3	—	7.3
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(3.4)	—	(3.4)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.4)	—	(0.4)
Other	—	—	—	—	(0.2)	—	(0.2)
Net income (loss)	—	17.8	—	—	(43.3)	6.1	(19.4)
Balance at March 31, 2017	68.1	$582.3	69.7	0.4	$1,700.2	$194.8	$2,477.3

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(19.4)	$(93.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	48.4	62.3
Amortization of debt-related deferred costs, discounts and premiums	1.8	1.7
Unit-based compensation charges	7.3	4.5
Goodwill impairment	—	109.7
Loss on modification/extinguishment of debt	37.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.3)	(0.8)
Deferred income taxes	(0.6)	(0.1)
Other	(0.4)	0.1
Changes in operating assets and liabilities	(15.2)	50.6
Net cash provided by operating activities	58.9	134.3
Investing activities
Purchases of property, plant and equipment	(22.7)	(55.6)
Investment in unconsolidated affiliates	(0.1)	(5.5)
Capital distributions from unconsolidated affiliates	10.5	—
Net proceeds from sale of assets	—	0.8
Net cash used in investing activities	(12.3)	(60.3)
Financing activities
Proceeds from the issuance of long-term debt	1,154.5	313.5
Payments on long-term debt	(1,143.7)	(286.2)
Payments on capital leases	(0.4)	(0.5)
Payments for debt-related deferred costs	(8.5)	(0.1)
Distributions to partners	(41.8)	(95.6)
Distributions paid to non-controlling partners	(3.8)	(3.8)
Taxes paid for unit-based compensation vesting	(3.4)	(0.6)
Other	(0.1)	(0.1)
Net cash used in financing activities	(47.2)	(73.4)
Net change in cash	(0.6)	0.6
Cash at beginning of period	1.6	0.5
Cash at end of period	$1.0	$1.1
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(2.0)	$(9.7)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$0.6	$1.3
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $1.9 million at March 31, 2017 and December 31, 2016	267.8	289.8
Inventory	58.8	66.0
Assets from price risk management activities	6.7	6.3
Prepaid expenses and other current assets	5.7	9.7
Total current assets	339.6	373.1
Property, plant and equipment	2,902.5	2,885.5
Less: accumulated depreciation and depletion	624.5	587.1
Property, plant and equipment, net	2,278.0	2,298.4
Intangible assets	883.1	883.1
Less: accumulated amortization	243.0	230.2
Intangible assets, net	640.1	652.9
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,105.3	1,115.4
Other assets	2.1	1.8
Total assets	$4,564.1	$4,640.6
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$191.0	$214.5
Accrued expenses and other liabilities	75.2	87.9
Liabilities from price risk management activities	9.4	28.6
Current portion of long-term debt	14.8	1.0
Total current liabilities	290.4	332.0
Long-term debt, less current portion	1,550.3	1,522.7
Other long-term liabilities	43.9	42.0
Deferred income taxes	0.7	0.7
Commitments and contingencies (Note 10)
Partners’ capital	2,484.0	2,550.7
Interest of non-controlling partners in subsidiary	194.8	192.5
Total partners’ capital	2,678.8	2,743.2
Total liabilities and partners’ capital	$4,564.1	$4,640.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product revenues:
Gathering and processing	$293.1	$162.5
Marketing, supply and logistics	430.2	206.5
	723.3	369.0
Service revenues:
Gathering and processing	75.0	75.7
Storage and transportation	10.0	59.4
Marketing, supply and logistics	19.3	31.2
Related party (Note 11)	0.5	0.7
	104.8	167.0
Total revenues	828.1	536.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	312.5	175.4
Marketing, supply and logistics	354.2	166.0
Related party (Note 11)	4.1	4.3
	670.8	345.7
Service costs:
Gathering and processing	—	0.1
Storage and transportation	—	2.9
Marketing, supply and logistics	12.7	14.7
	12.7	17.7
Total costs of product/services sold	683.5	363.4

Expenses:
Operations and maintenance	33.7	41.7
General and administrative	25.5	22.2
Depreciation, amortization and accretion	51.2	64.9
	110.4	128.8
Other operating expenses:
Goodwill impairment	—	(109.7)
Operating income (loss)	34.2	(65.9)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Earnings from unconsolidated affiliates, net	8.1	6.5
Interest and debt expense, net	(26.5)	(36.1)
Loss on modification/extinguishment of debt	(37.3)	—
Loss before income taxes	(21.5)	(95.5)
Benefit for income taxes	0.1	0.2
Net loss	(21.4)	(95.3)
Net income attributable to non-controlling partners	6.1	5.9
Net loss attributable to Crestwood Midstream Partners LP	$(27.5)	$(101.2)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	$2,550.7	$192.5	$2,743.2
Distributions to partners	(43.1)	(3.8)	(46.9)
Unit-based compensation charges	7.3	—	7.3
Taxes paid for unit-based compensation vesting	(3.4)	—	(3.4)
Net income (loss)	(27.5)	6.1	(21.4)
Balance at March 31, 2017	$2,484.0	$194.8	$2,678.8

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(21.4)	$(95.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	51.2	64.9
Amortization of debt-related deferred costs and premiums	1.8	1.7
Unit-based compensation charges	7.3	4.5
Goodwill impairment	—	109.7
Loss on modification/extinguishment of debt	37.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.3)	(0.8)
Deferred income taxes	—	0.2
Other	(0.4)	0.1
Changes in operating assets and liabilities	(15.5)	50.7
Net cash provided by operating activities	60.0	135.7
Investing activities
Purchases of property, plant and equipment	(22.7)	(55.6)
Investment in unconsolidated affiliates	(0.1)	(5.5)
Capital distributions from unconsolidated affiliates	10.5	—
Net proceeds from sale of assets	—	0.8
Net cash used in investing activities	(12.3)	(60.3)
Financing activities
Proceeds from the issuance of long-term debt	1,154.5	313.5
Payments on long-term debt	(1,143.7)	(286.0)
Payments on capital leases	(0.4)	(0.5)
Payments for debt-related deferred costs	(8.5)	(0.1)
Distributions to partners	(46.9)	(101.0)
Taxes paid for unit-based compensation vesting	(3.4)	(0.6)
Net cash used in financing activities	(48.4)	(74.7)
Net change in cash	(0.7)	0.7
Cash at beginning of period	1.3	0.1
Cash at end of period	$0.6	$0.8
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(2.0)	$(9.7)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2017. The financial information as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited. The consolidated balance sheets as of December 31, 2016, were derived from the audited balance sheets filed in our 2016 Annual Report on Form 10-K.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2016 Annual Report on Form 10-K. Below is an update of our accounting policies related to Goodwill and Unit-Based Compensation, and a description of Crestwood Equity's 2017 Long Term Incentive Plan.

Goodwill. The goodwill impairments recorded during the three months ended March 31, 2016, primarily resulted from increasing the discount rates utilized in determining the fair value of the reporting units considering the significant, sustained decrease in the market price of our common units and the continued decrease in commodity prices and its impact on the midstream industry and our customers during that period. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions as of March 31, 2016, and we utilized discount rates ranging from 10% to 19% in applying the income approach to determine the fair value of our reporting units with goodwill as of March 31, 2016.

The following table summarizes goodwill impairments of certain of our reporting units recorded during the three months ended March 31, 2016 (in millions):

Gathering and Processing
Marcellus	$8.6
Storage and Transportation
COLT	13.7
Marketing, Supply and Logistics
Supply and Logistics	65.5
Storage and Terminals	14.1
Trucking	7.8
Total	$109.7

Unit-Based Compensation. Effective January 1, 2017, we adopted the provisions of Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including the classification of awards as either equity or liabilities and the presentation on the statement of cash flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

Crestwood Equity 2017 Long Term Incentive Plan. In February 2017, Crestwood Equity issued 381,704 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2017, we had total unamortized compensation expense of approximately $10.6 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $0.4 million under the Crestwood LTIP related to these performance units during the three months ended March 31, 2017, which is included in general and administrative expenses on our consolidated statements of operations.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2017, the following accounting standards had not yet been adopted by us:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We anticipate utilizing the modified retrospective method to adopt the provisions of this standard effective January 1, 2018 and are currently applying the provisions of the standard to our aggregated listing of gathering and processing, storage and transportation, and marketing, supply and logistics revenue contracts that involve revenue generating activities that occur after January 1, 2018. We are also in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard. We are currently evaluating the impact that this standard will have on our consolidated financial statements, especially on contractual arrangements that involve either non-cash consideration or involve reimbursements of capital expenditures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which changes the annual quantitative goodwill impairment test to eliminate the current two step method and replace it with a single test to determine if goodwill is impaired and the amount of any impairment. We expect to adopt the provisions of this standard effective January 1, 2020 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2017 and December 31, 2016 (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Accrued expenses	$32.6	$46.9	$31.4	$45.5
Accrued property taxes	4.9	4.2	4.9	4.2
Accrued natural gas purchases	3.8	4.9	3.8	4.9
Tax payable	1.7	1.2	—	—
Interest payable	26.1	22.8	26.1	22.8
Accrued additions to property, plant and equipment	1.6	1.7	1.6	1.7
Capital leases	1.2	1.3	1.2	1.3
Deferred revenue	6.2	7.5	6.2	7.5
Total accrued expenses and other liabilities	$78.1	$90.5	$75.2	$87.9

Note 4 - Investments in Unconsolidated Affiliates

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the joint venture 100% of the equity interest of the Crestwood entity that will construct and own the Nautilus gathering system. We manage and we account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

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

Under the joint venture, First Reserve will fund up to $37.5 million of the capital requirements during the early-stage build-out of the Nautilus gathering system, after which we will fund the next $37.5 million, and then both parties will fund the remaining capital requirements on a pro rata basis. The targeted initial in-service date is on or before July 1, 2017. We did not make any capital contributions to Crestwood Permian during the three months ended March 31, 2017.

CEQP issued a guarantee in conjunction with the Crestwood Permian gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost approximately $180 million) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at March 31, 2017 and December 31, 2016.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	March 31,		March 31,	December 31,	Three Months Ended March 31,
	2017		2017	2016	2017	2016
Stagecoach Gas Services LLC(1)	50.00%		$864.9	$871.0	$6.0	$—
Jackalope Gas Gathering Services, L.L.C.(2)	50.00%	(3)	193.2	197.2	1.8	5.1
Tres Palacios Holdings LLC(4)	50.01%		39.5	39.0	0.5	0.8
Powder River Basin Industrial Complex, LLC(5)	50.01%		8.4	8.7	—	0.6
Crestwood Permian Basin Holdings LLC(6)	50.00%		(0.7)	(0.5)	(0.2)	—
Total			$1,105.3	$1,115.4	$8.1	$6.5

(1)
As of March 31, 2017, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of March 31, 2017, our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) exceeded our investment balance by approximately $0.8 million. We amortize this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)	Excludes non-controlling interests related to our investment in Jackalope.

(4)
As of March 31, 2017, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $27.5 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of March 31, 2017, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $15.1 million. We amortize a portion of this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our PRBIC investment is included in our storage and transportation segment.

(6)
As of March 31, 2017, our equity in the underlying net assets of Crestwood Permian approximated our investment balance. Our Crestwood Permian investment is included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended March 31,
	2017			2016
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$42.0	$19.4	$22.6	$—	$—	$—
Other(1)	19.9	16.2	3.7	30.4	18.9	11.5
Total	$61.9	$35.6	$26.3	$30.4	$18.9	$11.5

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the three months ended March 31, 2017 and 2016. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.3 million for both the three months ended March 31, 2017 and 2016. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.2 million and $0.4 million for the three months ended March 31, 2017 and 2016.

Distributions and Contributions

	Distributions		Contributions
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Stagecoach Gas(1)	$12.1	$—	$—	$—
Jackalope	5.9	5.1	0.1	—
Tres Holdings(1)	—	—	—	5.5
PRBIC	0.3	0.6	—	—
Crestwood Permian	—	—	—	—
Total	$18.3	$5.7	$0.1	$5.5

(1)    In May 2017, we received a cash distribution from Stagecoach Gas and Tres Holdings of approximately $11.7 million and $2.7 million, respectively.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three months ended March 31, 2017 and 2016, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $5.4 million and a gain of $1.2 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	12.8	14.0	13.1	15.1

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 36 months or less; however, 81% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our price risk management activities are primarily energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2017 and December 31, 2016 was $4.8 million and $13.9 million. At March 31, 2017 and December 31, 2016, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at March 31, 2017 and December 31, 2016, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $4.6 million and $14.3 million, for which we posted $0.9 million and $4.2 million of cash collateral in the normal course of business. At March 31, 2017 and December 31, 2016, we also received collateral of $2.0 million and $4.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2017 and December 31, 2016, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of March 31, 2017 and December 31, 2016, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$13.9	$14.2	$340.6	$350.2
2022 Senior Notes	$—	$—	$429.3	$447.3
2023 Senior Notes	$691.0	$728.6	$690.6	$722.6
2025 Senior Notes	$491.6	$511.3	$—	$—

Financial Assets and Liabilities

As of March 31, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$1.3	$39.9	$—	$41.2	$(34.3)	$(0.2)	$6.7
Suburban Propane Partners, L.P. units(2)	3.9	—	—	3.9	—	—	3.9
Total assets at fair value	$5.2	$39.9	$—	$45.1	$(34.3)	$(0.2)	$10.6

Liabilities
Liabilities from price risk management	$1.5	$41.3	$—	$42.8	$(34.3)	$0.9	$9.4
Total liabilities at fair value	$1.5	$41.3	$—	$42.8	$(34.3)	$0.9	$9.4

	December 31, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.6	$84.4	$—	$85.0	$(67.8)	$(10.9)	$6.3
Suburban Propane Partners, L.P. units(2)	4.3	—	—	4.3	—	—	4.3
Total assets at fair value	$4.9	$84.4	$—	$89.3	$(67.8)	$(10.9)	$10.6

Liabilities
Liabilities from price risk management	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6
Total liabilities at fair value	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Credit Facility	$381.7	$77.0
2020 Senior Notes	13.8	338.8
Fair value adjustment of 2020 Senior Notes	0.1	1.8
2022 Senior Notes	—	436.4
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	—
Other	3.3	3.7
Less: deferred financing costs, net	33.8	34.0
Total debt	1,565.1	1,523.7
Less: current portion	14.8	1.0
Total long-term debt, less current portion	$1,550.3	$1,522.7

Credit Facility

At March 31, 2017, Crestwood Midstream had $644.4 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2017 and December 31, 2016, Crestwood Midstream's outstanding standby letters of credit were $70.8 million and $64.0 million. Borrowings under the CMLP credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 3.15% and 5.25% at March 31, 2017 and 3.21% and 5.25% at December 31, 2016. The weighted-average interest rate as of March 31, 2017 and December 31, 2016 was 3.36% and 3.23%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2017, the net debt to consolidated EBITDA was approximately 3.92 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 3.90 to 1.0, and the senior secured leverage ratio was 0.94 to 1.0.

The CMLP credit facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP credit agreement. In March 2017, Crestwood Midstream obtained the lender consent necessary under its credit agreement to borrow up to $325 million to fund the repurchase or redemption of senior notes outstanding.

Senior Notes

Repayments. In March 2017, Crestwood Midstream paid approximately $793.5 million to purchase, redeem and/or cancel all of the principal amount outstanding under the 2022 Senior Notes and $325.0 million of the principal amount outstanding under the 2020 Senior Notes. Crestwood Midstream funded the repayments with a combination of net proceeds from the issuance of the 2025 Senior Notes described below and borrowings under the CMLP credit facility. In conjunction with these note repayments, Crestwood Midstream (i) recognized a loss on extinguishment of debt of approximately $37.3 million (including the write off of approximately $6.8 million of deferred financing costs associated with the 2022 Senior Notes); and (ii) paid $4.8 million and $1.0 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In March 2017, Crestwood Midstream delivered the irrevocable notice necessary to redeem the remaining $13.8 million of principal outstanding under the 2020 Senior Notes. In April 2017, Crestwood Midstream paid approximately $14.2 million to redeem the remaining 2020 Senior Notes and recognized a loss on extinguishment of debt associated with the 2020 Senior Notes of approximately $0.3 million. Crestwood Midstream funded the repayment with borrowings under its credit facility.

2025 Senior Notes. In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes). The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492.0 million were used to repay amounts outstanding under the 2020 Senior Notes and the 2022 Senior Notes.

At March 31, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three months ended March 31, 2017, we excluded a weighted-average of 6,807,223 common units (representing preferred units), a weighted-average of 7,117,610 common units (representing Crestwood Niobrara's preferred units), and a weighted-average of 438,789 common units (representing subordinated units). During the three months ended March 31, 2016, we excluded a weighted-average of 6,212,256 common units (representing preferred units), and a weighted-average of 19,262,780 common units (representing Crestwood Niobrara's preferred units) and a weighted-average of 438,789 common units (representing subordinated units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units.

Note 9 – Partners’ Capital

Preferred Units

Subject to certain conditions, the holders of the Preferred Units have the right to convert their Preferred Units into (i) common units on a 1-for-10 basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in Crestwood Equity's partnership agreement upon the occurrence of certain events, such as a change in control. The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to Crestwood Equity's other securities outstanding.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the three months ended March 31, 2017 and 2016 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
2016
February 5, 2016	February 12, 2016	$1.375	$95.6

On April 20, 2017, we declared a distribution of $0.60 per limited partner unit to be paid on May 15, 2017, to unitholders of record on May 8, 2017 with respect to the first quarter of 2017.

Preferred Unit Holders. We are required to make quarterly distributions to our preferred unitholders. During the three months ended March 31, 2017 and 2016, we issued 1,538,811 and 1,404,317 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $14.0 million and $12.8 million, respectively. On April 20, 2017, the board of directors of our general partner authorized the issuance of 1,574,404 Preferred Units to our preferred unit holders for the quarter ended March 31, 2017 in lieu of paying a cash distribution of $14.4 million.

Crestwood Midstream

During the three months ended March 31, 2017 and 2016, Crestwood Midstream paid cash distributions of $43.1 million and $97.2 million to Crestwood Equity.

Non-Controlling Partners

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. During the three months ended March 31, 2017 and 2016, net income attributable to non-controlling partners was approximately $6.1 million and $5.9 million. During both the three months ended March 31, 2017 and 2016, Crestwood Niobrara paid cash distributions of $3.8 million to GE. In April 2017, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended March 31, 2017.

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

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which had been scheduled for September 23, 2015. On September 22, 2015, however, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. In October 2016, the court approved the settlement. On November 7, 2016, a unitholder filed an appeal of the settlement and a hearing is scheduled in June 2017. If the appeal is denied, the settlement will become final. We do not expect the settlement to have a material impact to our consolidated financial statements.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2017 and December 31, 2016, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

In October 2014, we received data requests from the Environmental Protection Agency (EPA) related to the 2014 water releases and we responded to the requests during the first half of 2015.  In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the largest of the 2014 water releases. We responded to the NOPV in May 2015, and in April 2017, we entered into an Administrative Order on Consent (the Order) with the EPA. The Order requires us to continue to remediate and monitor the impacted area for no less than four years unless all goals of the Order are satisfied earlier. The Order does not preclude the EPA from seeking to impose fines and penalties as a result of the water releases.

On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases. We provided the requested information during the second quarter of 2015 and provided key employees to be interviewed by the United States’ Attorney in December 2015. We have not received any further requests for additional information or interviews and it is unclear whether the government will continue to pursue this matter. In August 2015, we received a notice of violation from the Three Affiliated Tribes' Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of ongoing settlement discussions with the regulatory agencies asserting jurisdiction over the 2014 produced water releases.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of March 31, 2017.

At March 31, 2017 and December 31, 2016, our accrual of approximately $2.1 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $2.1 million to $3.6 million at March 31, 2017.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At March 31, 2017 and December 31, 2016, CEQP's self-insurance reserves were $17.0 million and $15.6 million. We estimate that $10.6 million of this balance will be paid subsequent to March 31, 2018. As such, CEQP has classified $10.6 million in other long-term liabilities on its consolidated balance sheet at March 31, 2017. At March 31, 2017 and December 31, 2016, CMLP's self insurance reserves were $13.7 million and $12.2 million. CMLP estimates that $8.0 million of this balance will be paid subsequent to March 31, 2018. As such, CMLP has classified $8.0 million in other long-term liabilities on its consolidated balance sheet at March 31, 2017.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 4, and for a further description of our guarantees associated with our assets or businesses we have sold, see our 2016 Annual Report on Form 10-K.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2017 and December 31, 2016, we have no amounts accrued for these guarantees.

Note 11 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP's and CMLP's general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP's and CMLP's related parties, including Sabine Oil and Gas LLC (Sabine) and Mountaineer Keystone LLC.

CEQP and CMLP enter into transactions with their affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016
Gathering and processing revenues at CEQP and CMLP	$0.5	$0.7
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$4.1	$4.3
Operations and maintenance expenses at CEQP and CMLP(2)	$4.7	$0.7
General and administrative expenses charged by CEQP to CMLP, net(3)	$5.5	$3.7
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(4)	$(0.8)	$0.1

(1)	Represents natural gas purchases from Sabine.

(2)
Includes $2.6 million, $0.9 million and $1.2 million of operations and maintenance expenses charged to Stagecoach Gas, Tres Palacios and Crestwood Permian, respectively, in accordance with their respective operating agreements with us for the three months ended March 31, 2017. During the three months ended March 31, 2016, we charged Tres Palacios $0.7 million of operations and maintenance expenses in accordance with its operating agreement with us.

(3)
Includes $6.3 million and $4.5 million of net unit-based compensation charges allocated from CEQP to CMLP for the three months ended March 31, 2017 and 2016. In addition, CMLP shares common management, general and administrative and overhead costs with CEQP. During both the three months ended March 31, 2017 and 2016, CMLP allocated $0.8 million of general and administrative costs to CEQP.

(4)	Includes $1.0 million and less than $0.1 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2017 and 2016 .

The following table shows accounts receivable and accounts payable from our affiliates as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Accounts receivable at CEQP and CMLP	$7.8	$5.6
Accounts payable at CEQP	$2.5	$2.5

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

Below is a reconciliation of CEQP's net loss to EBITDA (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(19.4)	$(93.7)
Add:
Interest and debt expense, net	26.5	36.1
Loss on modification/extinguishment of debt	37.3	—
Benefit for income taxes	(0.1)	—
Depreciation, amortization and accretion	48.4	62.3
EBITDA	$92.7	$4.7

The following tables summarize CEQP's reportable segment data for the three months ended March 31, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $7.5 million and $2.6 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$368.6	$10.0	$449.5	$—	$828.1
Intersegment revenues	30.3	1.8	(32.1)	—	—
Costs of product/services sold	316.6	—	366.9	—	683.5
Operations and maintenance expense	17.4	1.1	15.2	—	33.7
General and administrative expense	—	—	—	26.4	26.4
Earnings from unconsolidated affiliates, net	1.6	6.5	—	—	8.1
Other income, net	—	—	—	0.1	0.1
EBITDA	$66.5	$17.2	$35.3	$(26.3)	$92.7
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,363.8	$1,080.7	$906.1	$24.2	$4,374.8

	Three Months Ended March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$238.9	$59.4	$237.7	$—	$536.0
Intersegment revenues	20.5	0.4	(20.9)	—	—
Costs of product/services sold	179.8	2.9	180.7	—	363.4
Operations and maintenance expense	17.8	7.2	16.8	—	41.8
General and administrative expense	—	—	—	23.0	23.0
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	5.1	1.4	—	—	6.5
Other income, net	—	—	—	0.1	0.1
EBITDA	$58.3	$37.4	$(68.1)	$(22.9)	$4.7

Below is a reconciliation of CMLP's net loss to EBITDA (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(21.4)	$(95.3)
Add:
Interest and debt expense, net	26.5	36.1
Loss on modification/extinguishment of debt	37.3	—
Benefit for income taxes	(0.1)	(0.2)
Depreciation, amortization and accretion	51.2	64.9
EBITDA	$93.5	$5.5

The following tables summarize CMLP's reportable segment data for the three months ended March 31, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $7.5 million and $2.6 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$368.6	$10.0	$449.5	$—	$828.1
Intersegment revenues	30.3	1.8	(32.1)	—	—
Costs of product/services sold	316.6	—	366.9	—	683.5
Operations and maintenance expense	17.4	1.1	15.2	—	33.7
General and administrative expense	—	—	—	25.5	25.5
Earnings from unconsolidated affiliates, net	1.6	6.5	—	—	8.1
EBITDA	$66.5	$17.2	$35.3	$(25.5)	$93.5
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,562.4	$1,080.7	$906.1	$14.9	$4,564.1

	Three Months Ended March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$238.9	$59.4	$237.7	$—	$536.0
Intersegment revenues	20.5	0.4	(20.9)	—	—
Costs of product/services sold	179.8	2.9	180.7	—	363.4
Operations and maintenance expense	17.8	7.1	16.8	—	41.7
General and administrative expense	—	—	—	22.2	22.2
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	5.1	1.4	—	—	6.5
EBITDA	$58.3	$37.5	$(68.1)	$(22.2)	$5.5

Note 13 – Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream's senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of its senior notes, is Crestwood Midstream's 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

The condensed consolidating financial statements for the three months ended March 31, 2016 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) or partners’ capital. In particular, the condensed consolidating statement of operations was modified to consider the impact of net income (loss) attributable to non-controlling partners in subsidiaries in arriving at equity in net income (loss) of subsidiaries in the parent and eliminations columns of those statements.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
March 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.6	$—	$—	$—	$0.6
Accounts receivable	—	264.8	3.0	—	267.8
Inventory	—	58.8	—	—	58.8
Other current assets	—	12.4	—	—	12.4
Total current assets	0.6	336.0	3.0	—	339.6

Property, plant and equipment, net	—	2,278.0	—	—	2,278.0
Goodwill and intangible assets, net	—	839.1	—	—	839.1
Investment in consolidated affiliates	4,072.8	—	—	(4,072.8)	—
Investment in unconsolidated affiliates	—	—	1,105.3	—	1,105.3
Other assets	—	2.1	—	—	2.1
Total assets	$4,073.4	$3,455.2	$1,108.3	$(4,072.8)	$4,564.1

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$191.0	$—	$—	$191.0
Other current liabilities	40.2	59.2	—	—	99.4
Total current liabilities	40.2	250.2	—	—	290.4

Long-term liabilities:
Long-term debt, less current portion	1,549.2	1.1	—	—	1,550.3
Other long-term liabilities	—	43.9	—	—	43.9
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,484.0	3,159.3	913.5	(4,072.8)	2,484.0
Interest of non-controlling partners in subsidiaries	—	—	194.8	—	194.8
Total partners' capital	2,484.0	3,159.3	1,108.3	(4,072.8)	2,678.8
Total liabilities and partners' capital	$4,073.4	$3,455.2	$1,108.3	$(4,072.8)	$4,564.1

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.3	$—	$—	$—	$1.3
Accounts receivable	—	289.3	0.5	—	289.8
Inventory	—	66.0	—	—	66.0
Other current assets	—	16.0	—	—	16.0
Total current assets	1.3	371.3	0.5	—	373.1

Property, plant and equipment, net	—	2,298.4	—	—	2,298.4
Goodwill and intangible assets, net	—	851.9	—	—	851.9
Investment in consolidated affiliates	4,093.7	—	—	(4,093.7)	—
Investment in unconsolidated affiliates	—	—	1,115.4	—	1,115.4
Other assets	—	1.8	—	—	1.8
Total assets	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$214.5	$—	$—	$214.5
Other current liabilities	23.1	94.4	—	—	117.5
Total current liabilities	23.1	308.9	—	—	332.0

Long-term liabilities:
Long-term debt, less current portion	1,521.2	1.5	—	—	1,522.7
Other long-term liabilities	—	42.0	—	—	42.0
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,550.7	3,170.3	923.4	(4,093.7)	2,550.7
Interest of non-controlling partners in subsidiaries	—	—	192.5	—	192.5
Total partners' capital	2,550.7	3,170.3	1,115.9	(4,093.7)	2,743.2
Total liabilities and partners' capital	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$828.1	$—	$—	$828.1
Costs of product/services sold	—	683.5	—	—	683.5
Expenses:
Operations and maintenance	—	33.7	—	—	33.7
General and administrative	18.3	7.2	—	—	25.5
Depreciation, amortization and accretion	—	51.2	—	—	51.2
	18.3	92.1	—	—	110.4
Operating income (loss)	(18.3)	52.5	—	—	34.2
Earnings from unconsolidated affiliates, net	—	—	8.1	—	8.1
Interest and debt expense, net	(26.5)	—	—	—	(26.5)
Loss on modification/extinguishment of debt	(37.3)	—	—	—	(37.3)
Equity in net income (loss) of subsidiary	54.6	—	—	(54.6)	—
Income (loss) before income taxes	(27.5)	52.5	8.1	(54.6)	(21.5)
Benefit for income taxes	—	0.1	—	—	0.1
Net income (loss)	(27.5)	52.6	8.1	(54.6)	(21.4)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.1	—	6.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$(27.5)	$52.6	$2.0	$(54.6)	$(27.5)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$536.0	$—	$—	$536.0
Costs of product/services sold	—	363.4	—	—	363.4
Expenses:
Operations and maintenance	—	41.7	—	—	41.7
General and administrative	17.7	4.5	—	—	22.2
Depreciation, amortization and accretion	—	64.9	—	—	64.9
	17.7	111.1	—	—	128.8
Other operating expense:
Goodwill Impairment	—	(109.7)	—	—	(109.7)
Operating loss	(17.7)	(48.2)	—	—	(65.9)
Earnings from unconsolidated affiliates, net	—	—	6.5	—	6.5
Interest and debt expense, net	(36.1)	—	—	—	(36.1)
Equity in net income (loss) of subsidiary	(47.4)	—	—	47.4	—
Income (loss) before income taxes	(101.2)	(48.2)	6.5	47.4	(95.5)
Benefit for income taxes	—	0.2	—	—	0.2
Net income (loss)	(101.2)	(48.0)	6.5	47.4	(95.3)
Net income attributable to non-controlling partners in subsidiaries	—	—	5.9	—	5.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$(101.2)	$(48.0)	$0.6	$47.4	$(101.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(39.7)	$94.4	$5.3	$—	$60.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.1)	(22.6)	—	—	(22.7)
Investment in unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Capital distributions from unconsolidated affiliates	—	—	10.5	—	10.5
Capital distributions from consolidated affiliates	11.9	—	—	(11.9)	—
Net cash provided by (used in) investing activities	11.8	(22.6)	10.4	(11.9)	(12.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,154.5	—	—	—	1,154.5
Payments on long-term debt	(1,143.3)	(0.4)	—	—	(1,143.7)
Payments on capital leases	—	(0.4)	—	—	(0.4)
Payments for debt-related deferred costs	(8.5)	—	—	—	(8.5)
Distributions paid	(43.1)	—	(3.8)	—	(46.9)
Distributions to parent	—	—	(11.9)	11.9	—
Taxes paid for unit-based compensation vesting	—	(3.4)	—	—	(3.4)
Change in intercompany balances	67.6	(67.6)	—	—	—
Net cash provided by (used in) financing activities	27.2	(71.8)	(15.7)	11.9	(48.4)

Net change in cash	(0.7)	—	—	—	(0.7)
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$0.6	$—	$—	$—	$0.6

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item IA. Risk Factors of our 2016 Annual Report on Form 10-K.

Outlook and Trends

Our business objective is to create long-term value for our unitholders. We expect to create long-term value by consistently generating stable operating margin and improved cash flows from operations by prudently financing our investments, maximizing throughput on our assets, and effectively controlling our operating and administrative costs. Our business strategy depends, in part, on our ability to provide increased services to our customers at competitive fees, including opportunities to expand our services resulting from expansions, organic growth projects and acquisitions that can be financed appropriately.

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

During 2017 and beyond, we will continue to execute on our plan to better position the Company to emerge from this challenging market environment as a stronger, better capitalized company that can sustainably resume growing its distributions. We will remain focused on efficiently allocating capital expenditures, eliminating costs (through increased operating efficiencies and cost discipline) and strengthening our balance sheet. We expect to focus on expansion and greenfield opportunities in the Delaware Permian and the Bakken shale further described in "Segment Highlights" below.

Regulatory Matters

Many aspects of the energy midstream sector, such as crude-by-rail activities and pipeline integrity, have experienced increased regulatory oversight over the past few years. Prior to the 2016 election, we expected the trend of greater regulatory oversight to continue for the foreseeable future, However, the election results and anticipated changes in policy could lessen the degree of regulatory scrutiny we face in the near term.

Segment Highlights

Below is a discussion of events that highlight our core business and financing activities.

Gathering and Processing

Bakken. In the Bakken, we are expanding and upgrading our water handling facilities, increasing natural gas capacity on the system, completing an interconnect with Dakota Access Pipeline, and developing a 30 million cubic feet per day (MMcf/d) natural gas processing facility and associated pipeline that we expect to place into service in the fourth quarter of 2017. We believe the installation of a gas processing solution on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers, and reduce the gas volumes being flared by producers on the Fort Berthold Indian Reservation. The anticipated cost of this natural gas processing facility and associated pipeline is approximately $115 million. In conjunction with this project, we are negotiating various amendments and extensions with several of our producer customers, and the impact of these contract negotiations is not expected to have a material impact to our 2017 results of operations.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets. We are evaluating an expansion of our processing capacity in the region and expansion of our interconnection capacity to accommodate greater takeaway options for residue gas and NGLs. We are also developing a crude oil and condensate storage terminal near the Nautilus gathering system that would offer condensate stabilization, truck loading/unloading options and connections to third party pipelines. We continue to believe that we are positioned well to benefit from the continued build-out of this world-class resource.

In September 2016, we entered into a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system in SWEPI's operated position in the Delaware Permian. SWEPI will provide us with a dedication of approximately 100,000 acres and gathering rights for SWEPI gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The initial gathering system is designed for gas production of approximately 250 MMcf/d and will include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines, and centralized compression facilities which are expandable over time as production increases. We will provide gathering, dehydration, compression and liquids handling services on a fixed fee basis. Additionally, Shell has the option to purchase up to a 50% equity interest in the system prior to September 1, 2017. We estimate the complete build-out of the gas gathering system will cost approximately $180 million, of which approximately $90 million is anticipated to be spent in 2017. We commenced construction last year, and we expect to place the system into service on or before July 1, 2017.

During the first quarter of 2017, we terminated an agreement with a large producer to develop a three-stream gathering system in Reeves County, Texas. We continue to work with this producer and other producers in the area for the potential development of future expansion projects.

Through the execution of the strategic efforts described above, we expect to increase the stability and strength of the Company through a continued challenging and competitive market environment, which will position us to achieve our chief business objective to create long-term value for our unitholders.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2016 Annual Report on Form 10-K.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (net interest and debt expense and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2017 and 2016 (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues	$828.1	$536.0	$828.1	$536.0
Costs of product/services sold	683.5	363.4	683.5	363.4
Operations and maintenance expense	33.7	41.8	33.7	41.7
General and administrative expense	26.4	23.0	25.5	22.2
Depreciation, amortization and accretion	48.4	62.3	51.2	64.9
Goodwill impairment	—	(109.7)	—	(109.7)
Operating income (loss)	36.1	(64.2)	34.2	(65.9)
Earnings from unconsolidated affiliates, net	8.1	6.5	8.1	6.5
Interest and debt expense, net	(26.5)	(36.1)	(26.5)	(36.1)
Loss on modification/extinguishment of debt	(37.3)	—	(37.3)	—
Other income, net	0.1	0.1	—	—
Benefit for income taxes	0.1	—	0.1	0.2
Net loss	(19.4)	(93.7)	(21.4)	(95.3)
Add:
Interest and debt expense, net	26.5	36.1	26.5	36.1
Loss on modification/extinguishment of debt	37.3	—	37.3	—
Benefit for income taxes	(0.1)	—	(0.1)	(0.2)
Depreciation, amortization and accretion	48.4	62.3	51.2	64.9
EBITDA	92.7	4.7	93.5	5.5
Unit-based compensation charges	7.3	4.5	7.3	4.5
Goodwill impairment	—	109.7	—	109.7
Earnings from unconsolidated affiliates, net	(8.1)	(6.5)	(8.1)	(6.5)
Adjusted EBITDA from unconsolidated affiliates, net	15.6	9.1	15.6	9.1
Change in fair value of commodity inventory-related derivative contracts	(18.6)	(2.7)	(18.6)	(2.7)
Significant transaction and environmental related costs and other items	2.0	1.2	2.0	1.2
Adjusted EBITDA	$90.9	$120.0	$91.7	$120.8

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net cash provided by operating activities	$58.9	$134.3	$60.0	$135.7
Net changes in operating assets and liabilities	15.2	(50.6)	15.5	(50.7)
Amortization of debt-related deferred costs, discounts and premiums	(1.8)	(1.7)	(1.8)	(1.7)
Interest and debt expense, net	26.5	36.1	26.5	36.1
Unit-based compensation charges	(7.3)	(4.5)	(7.3)	(4.5)
Goodwill impairment	—	(109.7)	—	(109.7)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.3	0.8	0.3	0.8
Deferred income taxes	0.6	0.1	—	(0.2)
Benefit for income taxes	(0.1)	—	(0.1)	(0.2)
Other non-cash (income) expense	0.4	(0.1)	0.4	(0.1)
EBITDA	92.7	4.7	93.5	5.5
Unit-based compensation charges	7.3	4.5	7.3	4.5
Goodwill impairment	—	109.7	—	109.7
Earnings from unconsolidated affiliates, net	(8.1)	(6.5)	(8.1)	(6.5)
Adjusted EBITDA from unconsolidated affiliates, net	15.6	9.1	15.6	9.1
Change in fair value of commodity inventory-related derivative contracts	(18.6)	(2.7)	(18.6)	(2.7)
Significant transaction and environmental related costs and other items	2.0	1.2	2.0	1.2
Adjusted EBITDA	$90.9	$120.0	$91.7	$120.8

Segment Results

The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$368.6	$10.0	$449.5	$238.9	$59.4	$237.7
Intersegment revenues	30.3	1.8	(32.1)	20.5	0.4	(20.9)
Costs of product/services sold	316.6	—	366.9	179.8	2.9	180.7
Operations and maintenance expense	17.4	1.1	15.2	17.8	7.2	16.8
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Earnings from unconsolidated affiliates, net	1.6	6.5	—	5.1	1.4	—
EBITDA	$66.5	$17.2	$35.3	$58.3	$37.4	$(68.1)

Crestwood Midstream

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$368.6	$10.0	$449.5	$238.9	$59.4	$237.7
Intersegment revenues	30.3	1.8	(32.1)	20.5	0.4	(20.9)
Costs of product/services sold	316.6	—	366.9	179.8	2.9	180.7
Operations and maintenance expense	17.4	1.1	15.2	17.8	7.1	16.8
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Earnings from unconsolidated affiliates, net	1.6	6.5	—	5.1	1.4	—
EBITDA	$66.5	$17.2	$35.3	$58.3	$37.5	$(68.1)

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2017 compared to the same period in 2016.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $8.2 million for the three months ended March 31, 2017 compared to the same period in 2016. The comparability of our G&P segment's EBITDA was impacted by an $8.6 million goodwill impairment recorded during the three months ended March 31, 2016 related to our Marcellus operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2. During the three months ended March 31, 2017, our G&P segment's revenues increased by approximately $139.5 million compared to the same period in 2016, partially offset by an increase in costs of product/services sold of approximately $136.8 million. These increases were primarily driven by our Arrow operations, which experienced a $132.5 million increase in revenues and a $129.8 million increase in its costs of product/services sold during the three months ended March 31, 2017 compared to the same period in 2016. The increase in Arrow's revenues and costs was primarily driven by higher average prices on Arrow's agreements under which it purchases and sells crude. In addition, we connected 26 wells on our Arrow system during the three months ended March 31, 2017 compared to 13 wells connected during the same period in 2016.

Also contributing to the increase in our G&P segment's revenues were higher product revenues from our Permian operations of approximately $7.6 million and higher costs of product/services sold of approximately $6.7 million during the three months ended March 31, 2017 compared to the same period in 2016. These increases were primarily due to the impact of a full quarter of production volumes during 2017 as a result of the expansion of our Willow Lake processing plant which was placed into service in February 2016. Our processing volumes were 33 MMcf/d during the three months ended March 31 2017 compared to 21 MMcf/d during the same period in 2016.

Partially offsetting the revenue increases from our Arrow and Permian operations were lower revenues from our Marcellus operations of approximately $4.0 million during the three months ended March 31, 2017 compared to the same period in 2016. We continue to experience a decrease in our gathering and compression volumes on our Marcellus system due to lack of drilling from our primary customer, Antero. Our gathering and compression volumes were each 0.4 Bcf/d during the three months ended March 31, 2017 compared to 0.5 Bcf/d each during the same period in 2016.

Our gathering and processing segment's operations and maintenance expenses were relatively flat during the three months ended March 31, 2017 compared to the same period in 2016.

Our G&P segment's EBITDA was also impacted by a decrease in earnings from our unconsolidated affiliates of approximately $3.5 million. The decrease was primarily driven by a reduction in revenues from our Jackalope equity investment as a result of the restructuring of its contracts with Chesapeake Energy Corporation (Chesapeake) effective January 1, 2017. Jackalope and Chesapeake replaced the cost-of-service based contract with a new 20-year fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $20.2 million during the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily driven by the deconsolidation of our Northeast storage and transportation assets in June 2016 as a result of the contribution of the assets to Stagecoach Gas. The deconsolidation of the Northeast storage and transportation assets resulted in a decrease in revenues of approximately $43.3 million during the three months ended March 31, 2017 compared to the same period in 2016, partially offset by lower costs of product/services sold of approximately $2.7 million period over period. We also experienced a decrease in operations and maintenance expenses in our storage and transportation segment of approximately $6.1 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of the deconsolidation of the Northeast storage and transportation assets.

The decrease in our storage and transportation segment's EBITDA was also impacted by lower revenues of approximately $4.7 million from our COLT Hub operations. The decrease was primarily due to a reduction in our rail throughput revenues resulting from lower rail loading volumes as a result of two rail loading contracts that expired in late 2016.

Our storage and transportation segment's EBITDA was impacted by a net increase in earnings from our unconsolidated affiliates. As discussed above, in June 2016, we deconsolidated our Northeast storage and transportation assets as a result of the Stagecoach Gas transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $6.0 million during the three months ended March 31, 2017.

The comparability of our storage and transportation segment's EBITDA was also impacted by a $13.7 million goodwill impairment recorded during the three months ended March 31, 2016 related to our COLT Hub operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $103.4 million during the three months ended March 31, 2017 compared to the same period in 2016. The comparability of our marketing, supply and logistics segment's results was impacted by goodwill impairments of approximately $87.4 million recorded during the three months ended March 31, 2016 related to our supply and logistics, storage and terminals and trucking operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Our supply and logistics operations experienced an increase in revenues of approximately $138.4 million and an increase in costs of product/services sold of $121.8 million during the three months ended March 31, 2017 compared to the same period in 2016. During the first three months of 2017 and 2016, our supply and logistics operations were negatively impacted by unseasonably warm weather which resulted in lower propane and transportation-related demand for these operations. These costs of product/services sold increases include a loss of $5.4 million and a gain of $1.2 million on our commodity-based derivative contracts during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, our storage and terminals operations (including our West Coast operations) experienced a $28.6 million increase in revenues compared to the same period in 2016, in addition to an increase in costs of product/services sold of approximately $29.3 million. The increase in our storage and terminals operations was primarily driven by the demand for propane-related services period-over-period, and the acquisition of our wholesale propane assets in December 2016 from Turner Gas Company.

During the three months ended March 31, 2017, revenues from our crude marketing operations increased by approximately $37.0 million compared to 2016, in addition to an increase in costs of product/services sold of approximately $37.6 million. These increase were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Our NGL and crude trucking operations continued to experience a decline in demand for their services due to lower volumes, increased competition, excess trucking capacity in the market place and the low commodity price environment during the three months ended March 31, 2017 compared to the same period in 2016, resulting in a $5.9 million decrease in revenues and $3.5 million decrease in costs of product/services sold during the three months ended March 31, 2017 compared to the same period in 2016.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2017, our general and administrative expenses increased by approximately $3 million compared to the same period in 2016, primarily due to an increase in unit-based compensation charges based on higher average awards outstanding in 2017 compared to 2016, higher allocations of unit-based compensation costs from Crestwood Holdings, and the impact of performance units granted in February 2017 under the Crestwood Equity LTIP. For a further discussion of Crestwood Equity's 2017 Long Term Incentive Plan, see Item 1. Financial Statements, Note 2.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three months ended March 31, 2017, our depreciation, amortization and accretion expense decreased compared to the same period in 2016, primarily due the deconsolidation of our Northeast storage and transportation assets in June 2016.

Interest and Debt Expense, Net - Interest and debt expense, net decreased by approximately $9.6 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to repayments during June 2016, the repayment of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes in March 2016, and lower interest costs related to the CMLP Credit Facility as a result of lower amounts outstanding during the three months ended March 31, 2017 compared to 2016. For a further discussion of these repayments, see Item 1. Financial Statements, Note 9.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2017	2016
Credit facility	$3.0	$7.0
Senior notes	22.0	27.7
Other debt-related costs	1.8	1.7
Gross interest and debt expense	26.8	36.4
Less: capitalized interest	0.3	0.3
Interest and debt expense, net	$26.5	$36.1

Loss on Modification/Extinguishment of Debt. During the three months ended March 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.3 million in conjunction with the tender of the remaining principal amounts of Crestwood Midstream's 2022 Senior Notes and a portion of its 2020 Senior Notes. For a further discussion of these repayments, see Item 1. Financial Statements, Note 9.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under our credit facility, and sales of equity and debt securities. Our operating subsidiaries use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

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

As of March 31, 2017, Crestwood Midstream had $644.4 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to the Crestwood Midstream credit facility and its senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$58.9	$134.3
Net cash used in investing activities	(12.3)	(60.3)
Net cash used in financing activities	(47.2)	(73.4)

Operating Activities

Our operating cash flows decreased approximately $75.4 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the deconsolidation of our Northeast storage and transportation assets in June 2016 and an increase in working capital requirements of our supply and logistics operations due to the timing of the settlement of contracts related to those operations.

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

We anticipate our growth capital expenditures in 2017 to range from $225 million to $250 million, which considers the new expansion projects in the Bakken described in Segment Highlights above. We anticipate that our growth capital expenditures throughout 2017 will increase the operating efficiencies of our systems and generate meaningful contributions to our results of operations beginning in 2018. We expect to finance our growth and maintenance capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our joint ventures and borrowings under the CMLP Credit Facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the three months ended March 31, 2017 (in millions).

Growth capital	$13.9
Maintenance capital	2.3
Other (1)	6.5
Purchases of property, plant and equipment	22.7
Reimbursements of property, plant and equipment	(2.7)
Net	$20.0

(1) Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

Financing Activities

Significant items impacting our financing activities during the three months ended March 31, 2017 and 2016, included the following:

Equity Transactions

•
Decrease in distributions to partners of approximately $53.8 million primarily due to the reduction in distributions paid per limited partner unit from $1.375 per unit in 2016 compared to $0.60 in 2017; and

•
Increase in taxes paid for unit-based compensation vesting of approximately $2.8 million primarily due to higher vesting of unit-based compensation awards in the first quarter of 2017 compared to the same period in 2016.

Debt Transactions

•	$25 million decrease in net proceeds less repayments related to our long-term debt instruments; see Item 1. Financial Statements, Note 7 for a further discussion of debt issuances and repayments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2016 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2016 to March 31, 2017.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K.

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

3.12
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4 filed on October 28, 2013)

4.1
Indenture, dated as of March 14, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Midstream’s Form 8- K filed on March 15, 2017)

4.2	Form of 5.75% Senior Note due 2025 (included in Exhibit 4.1)

4.3
Registration Rights Agreement, dated as of March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Crestwood Midstream’s Form 8- K filed on March 15, 2017)

*10.1	Form of Performance Unit Grant Agreement

10.2
Guaranty, dated as of April 20, 2016, made by Crestwood Equity Partners LP in favor of Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

10.3
Amendment to Amended and Restated Credit Agreement, dated as of April 20, 2016, among Crestwood Midstream Partners LP, as borrower, certain guarantors and financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

*12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

*12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 4, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 4, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)