Form 10-Q
period 2017-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2017-08-04
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

(Exact name of registrant as specified in its charter)	Commission file number	State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
Crestwood Equity Partners LP	001-34664	Delaware	43-1918951
Crestwood Midstream Partners LP	001-35377	Delaware	20-1647837

811 Main Street, Suite 3400 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2017)

Crestwood Equity Partners LP	69,675,760
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$2.3	$1.6
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $1.9 million at June 30, 2017 and December 31, 2016	290.3	289.8
Inventory	63.1	66.0
Assets from price risk management activities	12.8	6.3
Prepaid expenses and other current assets	7.0	9.7
Total current assets	375.5	373.4
Property, plant and equipment	2,556.7	2,555.4
Less: accumulated depreciation and depletion	516.4	457.8
Property, plant and equipment, net	2,040.3	2,097.6
Intangible assets	898.6	898.6
Less: accumulated amortization	268.0	241.2
Intangible assets, net	630.6	657.4
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,181.7	1,115.4
Other assets	5.5	6.1
Total assets	$4,432.6	$4,448.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$237.5	$217.2
Accrued expenses and other liabilities	84.5	90.5
Liabilities from price risk management activities	8.0	28.6
Current portion of long-term debt	1.0	1.0
Total current liabilities	331.0	337.3
Long-term debt, less current portion	1,613.0	1,522.7
Other long-term liabilities	47.3	44.6
Deferred income taxes	4.7	5.3
Commitments and contingencies (Note 10)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (70,027,261 and 69,499,741 common and subordinated units issued and outstanding at June 30, 2017 and December 31, 2016)	1,643.5	1,782.0
Preferred units (69,646,630 and 66,533,415 units issued and outstanding at June 30, 2017 and December 31, 2016)	595.8	564.5
Total Crestwood Equity Partners LP partners’ capital	2,239.3	2,346.5
Interest of non-controlling partners in subsidiaries	197.3	192.5
Total partners’ capital	2,436.6	2,539.0
Total liabilities and partners’ capital	$4,432.6	$4,448.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product revenues:
Gathering and processing	$325.3	$199.1	$618.4	$361.6
Marketing, supply and logistics	421.5	257.4	851.7	463.9
	746.8	456.5	1,470.1	825.5
Services revenues:
Gathering and processing	79.4	69.7	154.4	145.4
Storage and transportation	8.5	53.8	18.5	113.2
Marketing, supply and logistics	15.2	21.2	34.5	52.4
Related party (Note 11)	0.4	0.7	0.9	1.4
	103.5	145.4	208.3	312.4
Total revenues	850.3	601.9	1,678.4	1,137.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	350.7	221.9	663.2	397.3
Marketing, supply and logistics	363.0	210.0	717.2	376.0
Related party (Note 11)	4.0	4.4	8.1	8.7
	717.7	436.3	1,388.5	782.0
Service costs:
Gathering and processing	—	—	—	0.1
Storage and transportation	0.1	1.9	0.1	4.8
Marketing, supply and logistics	11.8	11.8	24.5	26.5
	11.9	13.7	24.6	31.4
Total costs of products/services sold	729.6	450.0	1,413.1	813.4

Expenses:
Operations and maintenance	34.2	45.0	67.9	86.8
General and administrative	22.7	28.9	49.1	51.9
Depreciation, amortization and accretion	48.7	64.4	97.1	126.7
	105.6	138.3	214.1	265.4
Other operating expenses:
Loss on long-lived assets, net	—	(32.7)	—	(32.7)
Goodwill impairment	—	—	—	(109.7)
Operating income (loss)	15.1	(19.1)	51.2	(83.3)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net	9.6	6.2	17.7	12.7
Interest and debt expense, net	(24.1)	(34.3)	(50.6)	(70.4)
Gain (loss) on modification/extinguishment of debt	(0.4)	10.0	(37.7)	10.0
Other income, net	0.1	0.1	0.2	0.2
Income (loss) before income taxes	0.3	(37.1)	(19.2)	(130.8)
Benefit for income taxes	—	—	0.1	—
Net income (loss)	0.3	(37.1)	(19.1)	(130.8)
Net income attributable to non-controlling partners	6.3	6.0	12.4	11.9
Net loss attributable to Crestwood Equity Partners LP	(6.0)	(43.1)	(31.5)	(142.7)
Net income attributable to preferred units	13.5	8.1	31.3	9.7
Net loss attributable to partners	$(19.5)	$(51.2)	$(62.8)	$(152.4)

Subordinated unitholders' interest in net loss	$—	$—	$—	$—
Common unitholders' interest in net loss	$(19.5)	$(51.2)	$(62.8)	$(152.4)
Net loss per limited partner unit:
Basic	$(0.28)	$(0.74)	$(0.90)	$(2.21)
Diluted	$(0.28)	$(0.74)	$(0.90)	$(2.21)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,655	69,044	69,676	68,978
Dilutive units	—	—	—	—
Diluted	69,655	69,044	69,676	68,978

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$0.3	$(37.1)	$(19.1)	$(130.8)
Change in fair value of Suburban Propane Partners, L.P. units	(0.5)	0.5	(0.9)	1.3
Comprehensive loss	(0.2)	(36.6)	(20.0)	(129.5)
Comprehensive income attributable to non-controlling interest	6.3	6.0	12.4	11.9
Comprehensive loss attributable to Crestwood Equity Partners LP	$(6.5)	$(42.6)	$(32.4)	$(141.4)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	66.5	$564.5	69.1	0.4	$1,782.0	$192.5	$2,539.0
Distributions to partners	3.1	—	—	—	(83.6)	(7.6)	(91.2)
Unit-based compensation charges	—	—	0.7	—	12.7	—	12.7
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(3.6)	—	(3.6)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.9)	—	(0.9)
Other	—	—	—	—	(0.3)	—	(0.3)
Net income (loss)	—	31.3	—	—	(62.8)	12.4	(19.1)
Balance at June 30, 2017	69.6	$595.8	69.6	0.4	$1,643.5	$197.3	$2,436.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(19.1)	$(130.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	97.1	126.7
Amortization of debt-related deferred costs, discounts and premiums	3.5	3.4
Unit-based compensation charges	12.7	9.3
Loss on long-lived assets, net	—	32.7
Goodwill impairment	—	109.7
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.5	(0.8)
Deferred income taxes	(0.7)	(0.6)
Other	(0.4)	0.1
Changes in operating assets and liabilities	1.6	53.3
Net cash provided by operating activities	132.9	193.0
Investing activities
Purchases of property, plant and equipment	(88.7)	(76.2)
Investment in unconsolidated affiliates	(18.5)	(5.5)
Capital distributions from unconsolidated affiliates	21.1	5.5
Net proceeds from sale of assets	1.0	942.0
Net cash provided by (used in) investing activities	(85.1)	865.8
Financing activities
Proceeds from the issuance of long-term debt	1,680.4	1,078.8
Payments on long-term debt	(1,630.3)	(1,987.7)
Payments on capital leases	(1.3)	(0.9)
Payments for debt-related deferred costs	(1.0)	(3.3)
Distributions to partners	(83.6)	(137.0)
Distributions paid to non-controlling partners	(7.6)	(7.6)
Taxes paid for unit-based compensation vesting	(3.6)	(0.6)
Other	(0.1)	(0.1)
Net cash used in financing activities	(47.1)	(1,058.4)
Net change in cash	0.7	0.4
Cash at beginning of period	1.6	0.5
Cash at end of period	$2.3	$0.9
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.9)	$(11.9)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$2.0	$1.3
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $1.9 million at June 30, 2017 and December 31, 2016	290.3	289.8
Inventory	63.1	66.0
Assets from price risk management activities	12.8	6.3
Prepaid expenses and other current assets	7.0	9.7
Total current assets	375.2	373.1
Property, plant and equipment	2,886.8	2,885.5
Less: accumulated depreciation and depletion	652.8	587.1
Property, plant and equipment, net	2,234.0	2,298.4
Intangible assets	883.1	883.1
Less: accumulated amortization	255.5	230.2
Intangible assets, net	627.6	652.9
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,181.7	1,115.4
Other assets	2.1	1.8
Total assets	$4,619.6	$4,640.6
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$234.8	$214.5
Accrued expenses and other liabilities	83.3	87.9
Liabilities from price risk management activities	8.0	28.6
Current portion of long-term debt	1.0	1.0
Total current liabilities	327.1	332.0
Long-term debt, less current portion	1,613.0	1,522.7
Other long-term liabilities	44.6	42.0
Deferred income taxes	0.7	0.7
Commitments and contingencies (Note 10)
Partners’ capital	2,436.9	2,550.7
Interest of non-controlling partners in subsidiary	197.3	192.5
Total partners’ capital	2,634.2	2,743.2
Total liabilities and partners’ capital	$4,619.6	$4,640.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product revenues:
Gathering and processing	$325.3	$199.1	$618.4	$361.6
Marketing, supply and logistics	421.5	257.4	851.7	463.9
	746.8	456.5	1,470.1	825.5
Service revenues:
Gathering and processing	79.4	69.7	154.4	145.4
Storage and transportation	8.5	53.8	18.5	113.2
Marketing, supply and logistics	15.2	21.2	34.5	52.4
Related party (Note 11)	0.4	0.7	0.9	1.4
	103.5	145.4	208.3	312.4
Total revenues	850.3	601.9	1,678.4	1,137.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	350.7	221.9	663.2	397.3
Marketing, supply and logistics	363.0	210.0	717.2	376.0
Related party (Note 11)	4.0	4.4	8.1	8.7
	717.7	436.3	1,388.5	782.0
Service costs:
Gathering and processing	—	—	—	0.1
Storage and transportation	0.1	1.9	0.1	4.8
Marketing, supply and logistics	11.8	11.8	24.5	26.5
	11.9	13.7	24.6	31.4
Total costs of product/services sold	729.6	450.0	1,413.1	813.4

Expenses:
Operations and maintenance	34.2	41.4	67.9	83.1
General and administrative	22.1	28.0	47.6	50.2
Depreciation, amortization and accretion	51.4	67.1	102.6	132.0
	107.7	136.5	218.1	265.3
Other operating expenses:
Loss on long-lived assets, net	—	(32.7)	—	(32.7)
Goodwill impairment	—	—	—	(109.7)
Operating income (loss)	13.0	(17.3)	47.2	(83.2)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net	9.6	6.2	17.7	12.7
Interest and debt expense, net	(24.1)	(34.3)	(50.6)	(70.4)
Gain (loss) on modification/extinguishment of debt	(0.4)	10.0	(37.7)	10.0
Loss before income taxes	(1.9)	(35.4)	(23.4)	(130.9)
Benefit (provision) for income taxes	—	(0.2)	0.1	—
Net loss	(1.9)	(35.6)	(23.3)	(130.9)
Net income attributable to non-controlling partners	6.3	6.0	12.4	11.9
Net loss attributable to Crestwood Midstream Partners LP	$(8.2)	$(41.6)	$(35.7)	$(142.8)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	$2,550.7	$192.5	$2,743.2
Distributions to partners	(86.9)	(7.6)	(94.5)
Unit-based compensation charges	12.7	—	12.7
Taxes paid for unit-based compensation vesting	(3.6)	—	(3.6)
Other	(0.3)	—	(0.3)
Net income (loss)	(35.7)	12.4	(23.3)
Balance at June 30, 2017	$2,436.9	$197.3	$2,634.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(23.3)	$(130.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	102.6	132.0
Amortization of debt-related deferred costs and premiums	3.5	3.4
Unit-based compensation charges	12.7	9.3
Goodwill impairment	—	109.7
Loss on long-lived assets	—	32.7
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.5	(0.8)
Deferred income taxes	—	0.2
Other	(0.4)	0.1
Changes in operating assets and liabilities	2.8	50.3
Net cash provided by operating activities	136.1	196.0
Investing activities
Purchases of property, plant and equipment	(88.7)	(76.2)
Investment in unconsolidated affiliates	(18.5)	(5.5)
Capital distributions from unconsolidated affiliates	21.1	5.5
Net proceeds from sale of assets	1.0	942.0
Net cash provided by (used in) investing activities	(85.1)	865.8
Financing activities
Proceeds from the issuance of long-term debt	1,680.4	1,078.8
Payments on long-term debt	(1,630.3)	(1,987.5)
Payments on capital leases	(1.3)	(0.9)
Payments for debt-related deferred costs	(1.0)	(3.3)
Distributions to partners	(94.5)	(148.2)
Taxes paid for unit-based compensation vesting	(3.6)	(0.6)
Net cash used in financing activities	(50.3)	(1,061.7)
Net change in cash	0.7	0.1
Cash at beginning of period	1.3	0.1
Cash at end of period	$2.0	$0.2
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.9)	$(11.9)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2017. The financial information as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, is unaudited. The consolidated balance sheets as of December 31, 2016, were derived from the audited balance sheets filed in our 2016 Annual Report on Form 10-K.

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

The following table summarizes goodwill impairments of certain of our reporting units recorded during the six months ended June 30, 2016 (in millions):

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

Crestwood Equity 2017 Long Term Incentive Plan. In February 2017, Crestwood Equity issued 381,704 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2017, we had total unamortized compensation expense of approximately $7.8 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $1.6 million and $2.0 million under the Crestwood LTIP related to these performance units during the three and six months ended June 30, 2017, which is included in general and administrative expenses on our consolidated statements of operations.

New Accounting Pronouncements Issued But Not Yet Adopted

As of June 30, 2017, the following accounting standards had not yet been adopted by us:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We anticipate utilizing the modified retrospective method to adopt the provisions of this standard effective January 1, 2018 and are currently applying the provisions of the standard to our aggregated listing of gathering and processing, storage and transportation, and marketing, supply and logistics revenue contracts that involve revenue generating activities that occur after January 1, 2018. We are also in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard. We are currently evaluating the impact that this standard will have on our consolidated financial statements, especially on contractual arrangements that involve reimbursements of capital expenditures, tiered-rate structures, and non-cash consideration, including the presentation of the related revenues in our financial statements and related footnotes.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which changes the annual quantitative goodwill impairment test to eliminate the current two step method and replace it with a single test to determine if goodwill is impaired and the amount of any impairment. We are required to adopt the provisions of this standard by January 1, 2020 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Accrued expenses	$39.0	$46.9	$38.1	$45.5
Accrued property taxes	6.6	4.2	6.6	4.2
Accrued natural gas purchases	0.2	4.9	0.2	4.9
Tax payable	0.3	1.2	—	—
Interest payable	21.6	22.8	21.6	22.8
Accrued additions to property, plant and equipment	9.0	1.7	9.0	1.7
Capital leases	1.1	1.3	1.1	1.3
Deferred revenue	6.7	7.5	6.7	7.5
Total accrued expenses and other liabilities	$84.5	$90.5	$83.3	$87.9

Note 4 - Investments in Unconsolidated Affiliates

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the joint venture 100% of the equity interest of the Crestwood Permian Basin LLC (Crestwood Permian Basin), which owns the Nautilus gathering system. We manage and we account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Crestwood Permian has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The Nautilus gathering system is designed to include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, providing gas gathering capacity of approximately 250 MMcf/d. The initial build-out of the Nautilus gathering system was completed on June 6, 2017 and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. Crestwood Permian provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed fee basis. In conjunction with this growth project, we granted SWEPI an option to purchase up to a 50% equity interest in Crestwood Permian Basin, which owns the Nautilus gathering system. On August 1, 2017, SWEPI exercised their option to purchase a 50% equity interest in Crestwood Permian Basin.

Through June 30, 2017, First Reserve has contributed $37.5 million to the joint venture and we have contributed approximately $17.0 million to the joint venture to fund the early-stage build-out of the Nautilus gathering system. We will fund the next $20.5 million of capital requirements for the build-out, and then both parties will fund the remaining capital requirements on a pro rata basis. CEQP issued a guarantee in conjunction with the Crestwood Permian gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at June 30, 2017 and December 31, 2016.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve), and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital cost required to fund the expansion of the Delaware Basin assets, which includes a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant).

Pursuant to Crestwood Permian's limited liability company agreement, we will receive 100% of Crestwood New Mexico's available cash (as defined in the limited liability company agreement) until the earlier of the Orla processing plant in-service date or June 30, 2018, at which time the distributions will be based on the members respective ownership percentages. Because our ownership and distribution percentages will differ during this period, equity earnings from Crestwood Permian is determined using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Crestwood Permian were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement.

Stagecoach Gas Services LLC. In June 2016, we contributed to Stagecoach Gas Services LLC (Stagecoach Gas) the entities owning the Northeast storage and transportation assets, Con Edison Gas Pipeline Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc., contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the cash proceeds received (net of approximately $3 million of cash transferred to the joint venture) from CEGP. We deconsolidated the Northeast storage and transportation assets as a result of this transaction and began accounting for our 50% equity interest in Stagecoach under the equity method of accounting. We recognized a loss on the deconsolidation of the Northeast storage and transportation assets of approximately $32.9 million.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Stagecoach Gas Services LLC(1)	$859.9	$871.0	$6.6	$2.3	$12.6	$2.3
Jackalope Gas Gathering Services, L.L.C.(2)	190.4	197.2	2.2	5.9	4.0	11.0
Tres Palacios Holdings LLC(3)	37.5	39.0	0.7	(2.3)	1.2	(1.5)
Powder River Basin Industrial Complex, LLC(4)	8.6	8.7	0.5	0.3	0.5	0.9
Crestwood Permian Basin Holdings LLC(5)	85.3	(0.5)	(0.4)	—	(0.6)	—
Total	$1,181.7	$1,115.4	$9.6	$6.2	$17.7	$12.7

(1)
As of June 30, 2017, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of June 30, 2017, our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) exceeded our investment balance by approximately $0.8 million. We amortize this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)
As of June 30, 2017, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $27.2 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(4)
As of June 30, 2017, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $6.7 million. We amortize a portion of this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. During 2015, we recorded an impairment of our PRBIC equity investment as further discussed in our 2016 Annual Report on Form 10-K. For the year ended December 31, 2016, PRBIC recorded a $41.3 million impairment of its goodwill and long-lived assets and as a result, we adjusted our excess basis in PRBIC by approximately $8.3 million to reflect our proportionate share of the fair value of PRBIC's net assets. Our PRBIC investment is included in our storage and transportation segment.

(5)
As of June 30, 2017, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by approximately $23.9 million, which is entirely attributable to goodwill and, as such, is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended June 30,
	2017			2016
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$42.0	$18.6	$23.5	$13.2	$5.7	$7.5
Other(1)	26.4	21.1	5.2	29.8	23.3	6.4
Total	$68.4	$39.7	$28.7	$43.0	$29.0	$13.9

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the three months ended June 30, 2017 and 2016. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.3 million for both the three months ended June 30, 2017 and 2016. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017			2016
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$84.0	$38.0	$46.1	$13.2	$5.7	$7.5
Other(1)	46.3	37.3	8.9	60.2	42.2	17.9
Total	$130.3	$75.3	$55.0	$73.4	$47.9	$25.4

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the six months ended June 30, 2017 and 2016. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.6 million for both the six months ended June 30, 2017 and 2016. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.3 million and $0.8 million for the six months ended June 30, 2017 and 2016.

Distributions and Contributions

	Distributions		Contributions
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stagecoach Gas(1)	$23.7	$—	$—	$—
Jackalope	12.3	12.1	1.5	—
Tres Holdings(1)	2.7	4.1	—	5.5
PRBIC	0.6	1.2	—	—
Crestwood Permian(2)	—	—	86.4	—
Total	$39.3	$17.4	$87.9	$5.5

(1)	In July 2017, we received a cash distribution from Stagecoach Gas and Tres Holdings of approximately $12.0 million and $3.1 million, respectively.

(2)
On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and six months ended June 30, 2017, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $6.9 million and $1.5 million. During the three and six months ended June 30, 2016, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $1.3 million and $2.0 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	14.8	16.8	13.1	15.1
Natural gas (MMBTU’s)	0.2	—	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 36 months or less; however, 85% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2017 and December 31, 2016 was $4.9 million and $13.9 million. At June 30, 2017 and December 31, 2016, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at June 30, 2017 and December 31, 2016, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $5.7 million and $14.3 million, for which we posted $3.6 million and $4.2 million of cash collateral in the normal course of business. At June 30, 2017 and December 31, 2016, we also received collateral of $4.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2017 and December 31, 2016, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of June 30, 2017 and December 31, 2016, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$—	$—	$340.6	$350.2
2022 Senior Notes	$—	$—	$429.3	$447.3
2023 Senior Notes	$691.3	$717.5	$690.6	$722.6
2025 Senior Notes	$491.8	$498.8	$—	$—

Financial Assets and Liabilities

As of June 30, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.7	$41.7	$—	$42.4	$(30.2)	$0.6	$12.8
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$4.1	$41.7	$—	$45.8	$(30.2)	$0.6	$16.2

Liabilities
Liabilities from price risk management	$0.3	$36.6	$—	$36.9	$(30.2)	$1.3	$8.0
Total liabilities at fair value	$0.3	$36.6	$—	$36.9	$(30.2)	$1.3	$8.0

	December 31, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.6	$84.4	$—	$85.0	$(67.8)	$(10.9)	$6.3
Suburban Propane Partners, L.P. units(2)	4.3	—	—	4.3	—	—	4.3
Total assets at fair value	$4.9	$84.4	$—	$89.3	$(67.8)	$(10.9)	$10.6

Liabilities
Liabilities from price risk management	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6
Total liabilities at fair value	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Credit Facility	$443.0	$77.0
2020 Senior Notes	—	338.8
Fair value adjustment of 2020 Senior Notes	—	1.8
2022 Senior Notes	—	436.4
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	—
Other	3.0	3.7
Less: deferred financing costs, net	32.0	34.0
Total debt	1,614.0	1,523.7
Less: current portion	1.0	1.0
Total long-term debt, less current portion	$1,613.0	$1,522.7

Credit Facility

At June 30, 2017, Crestwood Midstream had $631.3 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2017 and December 31, 2016, Crestwood Midstream's outstanding standby letters of credit were $68.6 million and $64.0 million. Borrowings under the CMLP credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 3.34% and 5.50% at June 30, 2017 and 3.21% and 5.25% at December 31, 2016. The weighted-average interest rate as of June 30, 2017 and December 31, 2016 was 3.48% and 3.23%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2017, the net debt to consolidated EBITDA was approximately 3.98 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.16 to 1.0, and the senior secured leverage ratio was 1.07 to 1.0.

The CMLP credit facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP credit agreement.

Senior Notes

Repayments. During the six months ended June 30, 2017, Crestwood Midstream paid approximately $457.8 million to purchase, redeem and/or cancel all of the principal amount outstanding under the 2022 Senior Notes and approximately $349.9 million to redeem all of the principal amount outstanding under the 2020 Senior Notes. Crestwood Midstream funded the repayments with a combination of net proceeds from the issuance of the 2025 Senior Notes described below and borrowings under the CMLP credit facility. In conjunction with these note repayments, Crestwood Midstream (i) recognized a loss on extinguishment of debt of approximately $0.4 million and $37.7 million during the three and six months ended June 30, 2017 (including the write off of approximately $6.8 million of deferred financing costs associated with the 2022 Senior Notes); and (ii) paid $5.1 million and $1.0 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In June 2016, Crestwood Midstream paid approximately $312.9 million to purchase and cancel approximately $161.2 million and $163.6 million of the principal amounts outstanding under its 2020 Senior Notes and 2022 Senior Notes, respectively, utilizing a portion of the proceeds received from Stagecoach Gas, as further discussed in Note 4. Crestwood Midstream recognized a gain on extinguishment of debt of approximately $10 million in conjunction with the early tender of these notes.

2025 Senior Notes. In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes) in a private offering. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts outstanding under the 2020 Senior Notes and the 2022 Senior Notes.

In May 2017, Crestwood Midstream filed a registration statement with the SEC under which it offered to exchange new senior notes for any and all outstanding 2025 Senior Notes. Crestwood Midstream completed the exchange offer in July 2017. The terms of the exchange notes are substantially identical to the terms of the 2025 Senior Notes, except that the exchange notes are freely tradable.

At June 30, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three and six months ended June 30, 2017, we excluded a weighted-average of 6,964,663 and 6,887,247 common units (representing preferred units), a weighted-average of 8,228,378 common units in both periods (representing Crestwood Niobrara's preferred units), and a weighted-average of 438,789 common units in both periods (representing subordinated units). During the three and six months ended June 30, 2016, we excluded a weighted-average of 6,355,936 and 6,284,885 common units (representing preferred units), and a weighted-average of 8,438,849 common units in both periods (representing Crestwood Niobrara's preferred units) and a weighted-average of 438,789 common units in both periods (representing subordinated units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units.

Note 9 – Partners’ Capital

Preferred Units

Subject to certain conditions, the holders of the Preferred Units have the right to convert their Preferred Units into (i) common units on a 1-for-10 basis or (ii) a number of common units determined pursuant to a conversion ratio set forth in Crestwood Equity's partnership agreement upon the occurrence of certain events, such as a change in control. The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to Crestwood Equity's other securities outstanding.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the six months ended June 30, 2017 and 2016 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	0.60	41.8
			$83.6
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	0.60	41.4
			$137.0

On July 20, 2017, we declared a distribution of $0.60 per limited partner unit to be paid on August 14, 2017, to unitholders of record on August 7, 2017 with respect to the second quarter of 2017.

Preferred Unit Holders. We are required to make quarterly distributions to our preferred unitholders. During the six months ended June 30, 2017 and 2016, we issued 3,113,215 and 2,841,114 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $28.4 million and $25.9 million, respectively. On July 20, 2017, the board of directors of our general partner authorized the issuance of 1,610,815 Preferred Units to our preferred unit holders for the quarter ended June 30, 2017 in lieu of paying a cash distribution of $14.7 million.

Crestwood Midstream

During the six months ended June 30, 2017 and 2016, Crestwood Midstream paid cash distributions of $86.9 million and $140.6 million to Crestwood Equity.

Non-Controlling Partners

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. During the three and six months ended June 30, 2017, net income attributable to non-controlling partners was approximately $6.3 million and $12.4 million. During the three and six months ended 2016, net income attributable to non-controlling partners was approximately $6.0 million and $11.9 million. During both the six months ended June 30, 2017 and 2016, Crestwood Niobrara paid cash distributions of $7.6 million to GE. In July 2017, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended June 30, 2017.

Note 10 – Commitments and Contingencies

Legal Proceedings

Simplification Merger Lawsuits. On May 20, 2015, Lawrence G. Farber, a purported unitholder of Crestwood Midstream, filed a complaint in the United States District Court for the Southern District of Texas, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Lawrence G. Farber, individually and on behalf of all others similarly situated v. Crestwood Midstream Partners LP, Crestwood Midstream GP LLC, Robert G. Phillips, Alvin Bledsoe, Michael G. France, Philip D. Gettig, Warren H. Gfellar, David Lumpkins, John J. Sherman, David Wood, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, and Crestwood Gas Services GP LLC. This complaint alleges, among other things, that Crestwood Midstream's general partner breached its fiduciary duties, certain individual defendants breached their fiduciary duties of loyalty and due care, and that other defendants aided and abetted such breaches.

On July 21, 2015, Isaac Aron, another purported unitholder of Crestwood Midstream, filed a complaint in the United States District Court for the Southern District of Texas, Houston Division, as a putative class action on behalf of Crestwood Midstream's unitholders, entitled Isaac Aron, individually and on behalf of all others similarly situated vs. Robert G. Phillps, Alvin Bledsoe, Michael G. France, Philip D. Getting, Warren H. Gfeller, David Lumpkins, John J. Sherman, David Wood, Crestwood Midstream Partners, LP Crestwood Midstream Holdings LP, Crestwood Midstream GP LLC, Crestwood Gas Services GP, LLC, Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST Sub LLC and MGP GP, LLC. The complaint alleges, among other things, that Crestwood Midstream's general partner and certain individual defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 by filing an alleged incomplete and misleading Form S-4 Registration Statement with the SEC.

On August 12, 2015, the defendants filed a motion to consolidate the Farber and Aron cases, which the court granted on September 4, 2015. Farber subsequently dismissed his claims against all the defendants on September 16, 2015. Aron filed a motion for temporary restraining order and requested an expedited preliminary injunction hearing, which had been scheduled for September 23, 2015. On September 22, 2015, however, the parties entered into a memorandum of understanding (MOU) with respect to a proposed settlement of the Aron lawsuit. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class, limited confirmatory discovery and final court approval of the settlement. In October 2016, the court approved the settlement. On November 7, 2016, a unitholder filed an appeal of the settlement and a hearing was held on June 5, 2017, at which the court denied the appeal and finalized the settlement.  The settlement did not have a material impact to our consolidated financial statements.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2017 and December 31, 2016, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2017.

At June 30, 2017 and December 31, 2016, our accrual of approximately $2.4 million and $2.1 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $2.4 million to $3.5 million at June 30, 2017.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At June 30, 2017 and December 31, 2016, CEQP's self-insurance reserves were $15.5 million and $15.6 million. We estimate that $10.6 million of this balance will be paid subsequent to June 30, 2018. As such, CEQP has classified $10.6 million in other long-term liabilities on its consolidated balance sheet at June 30, 2017. At June 30, 2017 and December 31, 2016, CMLP's self insurance reserves were $12.5 million and $12.2 million. CMLP estimates that $8.0 million of this balance will be paid subsequent to June 30, 2018. As such, CMLP has classified $8.0 million in other long-term liabilities on its consolidated balance sheet at June 30, 2017.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2017 and December 31, 2016, we have no amounts accrued for these guarantees.

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

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gathering and processing revenues at CEQP and CMLP	$0.4	$0.7	$0.9	$1.4
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$4.0	$4.4	$8.1	$8.7
Operations and maintenance expenses at CEQP and CMLP(2)	$5.0	$1.0	$9.8	$1.7
General and administrative expenses charged by CEQP to CMLP, net(3)	$4.9	$3.2	$10.4	$6.9
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(4)	$0.6	$(0.2)	$(0.2)	$(0.1)

(1)	Represents natural gas purchases from Sabine.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements. During the three and six months ended June 30, 2017, we charged $1.9 million and $4.5 million to Stagecoach Gas, $0.9 million and $1.8 million to Tres Palacios, $2.1 million and $3.3 million to Crestwood Permian and $0.1 million and $0.2 million to Jackalope. During the three and six months ended June 30, 2016, we charged $0.7 million and $1.4 million to Tres Palacios and $0.3 million to Stagecoach Gas in both periods .

(3)
Includes $5.6 million and $11.9 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2017 and $3.9 million and $8.4 million for the three and six months ended June 30, 2016. In addition, CMLP shares common management, general and administrative and overhead costs with CEQP. During the three and six months ended June 30, 2017, CMLP allocated $0.7 million and $1.5 million of general and administrative costs to CEQP and $0.7 million and $1.5 million for the three and six months ended June 30, 2016.

(4)
Includes less than $0.1 million and $0.8 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and six months ended June 30, 2017 and $0.9 million during both the three and six months ended June 30, 2016.

The following table shows accounts receivable and accounts payable from our affiliates as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Accounts receivable at CEQP and CMLP	$7.6	$5.6
Accounts payable at CEQP	$4.8	$2.5
Accounts payable at CMLP	$2.3	$—

Note 12 – Segments

Financial Information

We have three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. We assess the performance of our operating segments based on EBITDA, which is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense.

Below is a reconciliation of CEQP's net loss to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$0.3	$(37.1)	$(19.1)	$(130.8)
Add:
Interest and debt expense, net	24.1	34.3	50.6	70.4
(Gain) loss on modification/extinguishment of debt	0.4	(10.0)	37.7	(10.0)
Benefit for income taxes	—	—	(0.1)	—
Depreciation, amortization and accretion	48.7	64.4	97.1	126.7
EBITDA	$73.5	$51.6	$166.2	$56.3

The following tables summarize CEQP's reportable segment data for the three and six months ended June 30, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $8.2 million and $4.4 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended June 30, 2017 and 2016 and $15.7 million and $7.0 million for the six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$405.1	$8.5	$436.7	$—	$850.3
Intersegment revenues	34.1	1.7	(35.8)	—	—
Costs of product/services sold	354.7	0.1	374.8	—	729.6
Operations and maintenance expense	18.2	1.3	14.7	—	34.2
General and administrative expense	—	—	—	22.7	22.7
Earnings from unconsolidated affiliates, net	1.8	7.8	—	—	9.6
Other income, net	—	—	—	0.1	0.1
EBITDA	$68.1	$16.6	$11.4	$(22.6)	$73.5
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,403.3	$1,064.0	$938.1	$27.2	$4,432.6

	Three Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$269.5	$53.8	$278.6	$—	$601.9
Intersegment revenues	30.6	1.1	(31.7)	—	—
Costs of product/services sold	226.3	1.9	221.8	—	450.0
Operations and maintenance expense	20.9	8.5	15.6	—	45.0
General and administrative expense	—	—	—	28.9	28.9
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	5.9	0.3	—	—	6.2
Other income, net	—	—	—	0.1	0.1
EBITDA	$58.8	$12.1	$9.5	$(28.8)	$51.6

	Six Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$773.7	$18.5	$886.2	$—	$1,678.4
Intersegment revenues	64.4	3.5	(67.9)	—	—
Costs of product/services sold	671.3	0.1	741.7	—	1,413.1
Operations and maintenance expense	35.6	2.4	29.9	—	67.9
General and administrative expense	—	—	—	49.1	49.1
Earnings from unconsolidated affiliates, net	3.4	14.3	—	—	17.7
Other income, net	—	—	—	0.2	0.2
EBITDA	$134.6	$33.8	$46.7	$(48.9)	$166.2
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,403.3	$1,064.0	$938.1	$27.2	$4,432.6

	Six Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$508.4	$113.2	$516.3	$—	$1,137.9
Intersegment revenues	51.1	1.5	(52.6)	—	—
Costs of product/services sold	406.1	4.8	402.5	—	813.4
Operations and maintenance expense	38.7	15.7	32.4	—	86.8
General and administrative expense	—	—	—	51.9	51.9
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	11.0	1.7	—	—	12.7
Other income, net	—	—	—	0.2	0.2
EBITDA	$117.1	$49.5	$(58.6)	$(51.7)	$56.3

Below is a reconciliation of CMLP's net loss to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(1.9)	$(35.6)	$(23.3)	$(130.9)
Add:
Interest and debt expense, net	24.1	34.3	50.6	70.4
(Gain) loss on modification/extinguishment of debt	0.4	(10.0)	37.7	(10.0)
Provision (benefit) for income taxes	—	0.2	(0.1)	—
Depreciation, amortization and accretion	51.4	67.1	102.6	132.0
EBITDA	$74.0	$56.0	$167.5	$61.5

The following tables summarize CMLP's reportable segment data for the three and six months ended June 30, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $8.2 million and $4.4 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended June 30, 2017 and 2016 and $15.7 million and $7.0 million for the six months ended 2017 and 2016.

	Three Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$405.1	$8.5	$436.7	$—	$850.3
Intersegment revenues	34.1	1.7	(35.8)	—	—
Costs of product/services sold	354.7	0.1	374.8	—	729.6
Operations and maintenance expense	18.2	1.3	14.7	—	34.2
General and administrative expense	—	—	—	22.1	22.1
Earnings from unconsolidated affiliates, net	1.8	7.8	—	—	9.6
EBITDA	$68.1	$16.6	$11.4	$(22.1)	$74.0
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,598.3	$1,064.0	$938.1	$19.2	$4,619.6

	Three Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$269.5	$53.8	$278.6	$—	$601.9
Intersegment revenues	30.6	1.1	(31.7)	—	—
Costs of product/services sold	226.3	1.9	221.8	—	450.0
Operations and maintenance expense	20.9	4.9	15.6	—	41.4
General and administrative expense	—	—	—	28.0	28.0
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	5.9	0.3	—	—	6.2
EBITDA	$58.8	$15.7	$9.5	$(28.0)	$56.0

	Six Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$773.7	$18.5	$886.2	$—	$1,678.4
Intersegment revenues	64.4	3.5	(67.9)	—	—
Costs of product/services sold	671.3	0.1	741.7	—	1,413.1
Operations and maintenance expense	35.6	2.4	29.9	—	67.9
General and administrative expense	—	—	—	47.6	47.6
Earnings from unconsolidated affiliates, net	3.4	14.3	—	—	17.7
EBITDA	$134.6	$33.8	$46.7	$(47.6)	$167.5
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,598.3	$1,064.0	$938.1	$19.2	$4,619.6

	Six Months Ended June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$508.4	$113.2	$516.3	$—	$1,137.9
Intersegment revenues	51.1	1.5	(52.6)	—	—
Costs of product/services sold	406.1	4.8	402.5	—	813.4
Operations and maintenance expense	38.7	12.0	32.4	—	83.1
General and administrative expense	—	—	—	50.2	50.2
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Loss on long-lived assets	—	(32.7)	—	—	(32.7)
Earnings from unconsolidated affiliates, net	11.0	1.7	—	—	12.7
EBITDA	$117.1	$53.2	$(58.6)	$(50.2)	$61.5

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

The condensed consolidating financial statements for the three and six months ended June 30, 2016 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) or partners’ capital. In particular, the condensed consolidating statement of operations was modified to consider the impact of net income (loss) attributable to non-controlling partners in subsidiaries in arriving at equity in net income (loss) of subsidiaries in the parent and eliminations columns of those statements.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2.0	$—	$—	$—	$2.0
Accounts receivable	—	288.2	2.1	—	290.3
Inventory	—	63.1	—	—	63.1
Other current assets	—	19.8	—	—	19.8
Total current assets	2.0	371.1	2.1	—	375.2

Property, plant and equipment, net	—	2,234.0	—	—	2,234.0
Goodwill and intangible assets, net	—	826.6	—	—	826.6
Investment in consolidated affiliates	4,069.0	—	—	(4,069.0)	—
Investment in unconsolidated affiliates	—	—	1,181.7	—	1,181.7
Other assets	—	2.1	—	—	2.1
Total assets	$4,071.0	$3,433.8	$1,183.8	$(4,069.0)	$4,619.6

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$234.8	$—	$—	$234.8
Other current liabilities	21.9	70.4	—	—	92.3
Total current liabilities	21.9	305.2	—	—	327.1

Long-term liabilities:
Long-term debt, less current portion	1,612.2	0.8	—	—	1,613.0
Other long-term liabilities	—	44.6	—	—	44.6
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,436.9	3,082.5	986.5	(4,069.0)	2,436.9
Interest of non-controlling partners in subsidiaries	—	—	197.3	—	197.3
Total partners' capital	2,436.9	3,082.5	1,183.8	(4,069.0)	2,634.2
Total liabilities and partners' capital	$4,071.0	$3,433.8	$1,183.8	$(4,069.0)	$4,619.6

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$850.3	$—	$—	$850.3
Costs of product/services sold	—	729.6	—	—	729.6
Expenses:
Operations and maintenance	—	34.2	—	—	34.2
General and administrative	16.6	5.5	—	—	22.1
Depreciation, amortization and accretion	—	51.4	—	—	51.4
	16.6	91.1	—	—	107.7
Operating income (loss)	(16.6)	29.6	—	—	13.0
Earnings from unconsolidated affiliates, net	—	—	9.6	—	9.6
Interest and debt expense, net	(24.1)	—	—	—	(24.1)
Gain on modification/extinguishment of debt	(0.4)	—	—	—	(0.4)
Equity in net income (loss) of subsidiaries	32.9	—	—	(32.9)	—
Income (loss) before income taxes	(8.2)	29.6	9.6	(32.9)	(1.9)
Provision for income taxes	—	—	—	—	—
Net income (loss)	(8.2)	29.6	9.6	(32.9)	(1.9)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.3	—	6.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$(8.2)	$29.6	$3.3	$(32.9)	$(8.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$601.9	$—	$—	$601.9
Costs of product/services sold	—	450.0	—	—	450.0
Expenses:
Operations and maintenance	—	41.4	—	—	41.4
General and administrative	23.2	4.8	—	—	28.0
Depreciation, amortization and accretion	—	67.1	—	—	67.1
	23.2	113.3	—	—	136.5
Other operating expense:
Loss on long-lived assets, net	—	(32.7)	—	—	(32.7)
Operating income (loss)	(23.2)	5.9	—	—	(17.3)
Earnings from unconsolidated affiliates, net	—	—	6.2	—	6.2
Interest and debt expense, net	(34.3)	—	—	—	(34.3)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	5.9	—	—	(5.9)	—
Income (loss) before income taxes	(41.6)	5.9	6.2	(5.9)	(35.4)
Provision for income taxes	—	(0.2)	—	—	(0.2)
Net income (loss)	(41.6)	5.7	6.2	(5.9)	(35.6)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.0	—	6.0
Net income (loss) attributable to Crestwood Midstream Partners LP	(41.6)	5.7	0.2	(5.9)	(41.6)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,678.4	$—	$—	$1,678.4
Costs of product/services sold	—	1,413.1	—	—	1,413.1
Expenses:
Operations and maintenance	—	67.9	—	—	67.9
General and administrative	34.9	12.7	—	—	47.6
Depreciation, amortization and accretion	—	102.6	—	—	102.6
	34.9	183.2	—	—	218.1
Operating income (loss)	(34.9)	82.1	—	—	47.2
Earnings from unconsolidated affiliates, net	—	—	17.7	—	17.7
Interest and debt expense, net	(50.6)	—	—	—	(50.6)
Loss on modification/extinguishment of debt	(37.7)	—	—	—	(37.7)
Equity in net income (loss) of subsidiaries	87.5	—	—	(87.5)	—
Income (loss) before income taxes	(35.7)	82.1	17.7	(87.5)	(23.4)
Benefit for income taxes	—	0.1	—	—	0.1
Net income (loss)	(35.7)	82.2	17.7	(87.5)	(23.3)
Net income attributable to non-controlling partners in subsidiaries	—	—	12.4	—	12.4
Net income (loss) attributable to Crestwood Midstream Partners LP	$(35.7)	$82.2	$5.3	$(87.5)	$(35.7)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,137.9	$—	$—	$1,137.9
Costs of product/services sold	—	813.4	—	—	813.4
Expenses:
Operations and maintenance	—	83.1	—	—	83.1
General and administrative	40.9	9.3	—	—	50.2
Depreciation, amortization and accretion	—	132.0	—	—	132.0
	40.9	224.4	—	—	265.3
Other operating expense:
Loss on long-lived assets, net	—	(32.7)	—	—	(32.7)
Goodwill Impairment	—	(109.7)	—	—	(109.7)
Operating loss	(40.9)	(42.3)	—	—	(83.2)
Earnings from unconsolidated affiliates, net	—	—	12.7	—	12.7
Interest and debt expense, net	(70.4)	—	—	—	(70.4)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	(41.5)	—	—	41.5	—
Net income (loss)	(142.8)	(42.3)	12.7	41.5	(130.9)
Net income attributable to non-controlling partners in subsidiaries	—	—	11.9	—	11.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$(142.8)	$(42.3)	$0.8	$41.5	$(142.8)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(83.2)	$202.7	$16.6	$—	$136.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.8)	(85.9)	—	—	(88.7)
Investment in unconsolidated affiliates	—	—	(18.5)	—	(18.5)
Net proceeds from sale of assets	—	1.0	—	—	1.0
Capital distributions from unconsolidated affiliates	—	—	21.1	—	21.1
Capital distributions from consolidated affiliates	11.6	—	—	(11.6)	—
Net cash provided by (used in) investing activities	8.8	(84.9)	2.6	(11.6)	(85.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,680.4	—	—	—	1,680.4
Payments on long-term debt	(1,629.6)	(0.7)	—	—	(1,630.3)
Payments on capital leases	—	(1.3)	—	—	(1.3)
Payments for debt-related deferred costs	(1.0)	—	—	—	(1.0)
Distributions paid	(86.9)	—	(7.6)	—	(94.5)
Distributions to parent	—	—	(11.6)	11.6	—
Taxes paid for unit-based compensation vesting	—	(3.6)	—	—	(3.6)
Change in intercompany balances	112.2	(112.2)	—	—	—
Net cash provided by (used in) financing activities	75.1	(117.8)	(19.2)	11.6	(50.3)

Net change in cash	0.7	—	—	—	0.7
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$2.0	$—	$—	$—	$2.0

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(110.9)	$296.5	$10.4	$—	$196.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.0)	(75.2)	—	—	(76.2)
Investment in unconsolidated affiliates	—	—	(5.5)	—	(5.5)
Capital distributions from unconsolidated affiliates	—	—	5.5	—	5.5
Net proceeds from sale of assets	—	942.0	—	—	942.0
Capital contributions to consolidated affiliates	2.8	—	—	(2.8)	—
Net cash provided by (used in) investing activities	1.8	866.8	—	(2.8)	865.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,078.8	—	—	—	1,078.8
Principal payments on long-term debt	(1,986.8)	(0.7)	—	—	(1,987.5)
Payments on capital leases	—	(0.9)	—	—	(0.9)
Payments for debt-related deferred costs	(3.3)	—	—	—	(3.3)
Distributions paid	(140.6)	—	(7.6)	—	(148.2)
Distributions to parent	—	—	(2.8)	2.8	—
Taxes paid for unit-based compensation vesting	—	(0.6)	—	—	(0.6)
Change in intercompany balances	1,161.1	(1,161.1)	—	—	—
Net cash provided by (used in) financing activities	109.2	(1,163.3)	(10.4)	2.8	(1,061.7)

Net change in cash	0.1	—	—	—	0.1
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$0.2	$—	$—	$—	$0.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facility will be sufficient to meet our anticipated liquidity needs for the foreseeable future; and (ii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

During 2017 and beyond, we will continue to execute on our plan to better position the Company to emerge from this challenging market environment as a stronger, better capitalized company that can sustainably resume growing its distributions. We will remain focused on efficiently allocating capital expenditures, eliminating costs (through increased operating efficiencies and cost discipline) and strengthening our balance sheet. Based on our operating performance during the first six months of 2017, we anticipate that the Company will generate Adjusted EBITDA of $380 million to $400 million in 2017. We anticipate our G&P segment will generate $285 million to $295 million of EBITDA, our storage and transportation segment to generate $85 million to $90 million of EBITDA and our marketing, supply and logistics segment will generate $75 million to $80 million of EBITDA in 2017. We expect to focus on expansion and greenfield opportunities in the Delaware Permian and the Bakken shale as further described in "Segment Highlights" below.

Regulatory Matters

Many aspects of the energy midstream sector, such as crude-by-rail activities and pipeline integrity, have experienced increased regulatory oversight over the past few years. Prior to the 2016 presidential election, we expected the trend of greater regulatory oversight to continue for the foreseeable future, However, the election results and anticipated changes in policy could lessen the degree of regulatory scrutiny we face in the near term.

Segment Highlights

Below is a discussion of events that highlight our core business and financing activities.

Gathering and Processing

Bakken. In the Bakken, we are expanding and upgrading our water handling facilities, increasing natural gas capacity on the system, and constructing a 30 million cubic feet per day (MMcf/d) natural gas processing facility and associated pipelines that we expect to place into service in late 2017. We believe the installation of a gas processing solution on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation. The anticipated cost of this natural gas processing facility and associated pipeline is approximately $115 million. In conjunction with this project, we are negotiating various amendments and extensions with several of our producer customers, and the impact of these contract negotiations is not expected to have a material impact to our 2017 results of operations.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets. We are expanding both our processing capacity in the region, which includes the construction of a 200 MMcf/d natural gas processing facility in Orla, Texas, and associated pipelines, as well as our interconnection capacity to accommodate greater takeaway options for residue gas and NGLs. The initial cost of the expansion project is expected to cost approximately $170 million with an in-service date in the second half of 2018. We are also developing a crude oil and condensate storage terminal near Orla, Texas that would offer condensate stabilization, truck loading/unloading options and connections to third party pipelines. In addition, we are developing a produced water gathering, disposal and recycling facility in the Delaware Permian. We continue to believe that we are positioned well to benefit from the continued build-out of this world-class resource.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control, and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital costs required to fund the expansion of the Delaware Basin assets, which includes the Orla processing plant and associated pipelines.

Crestwood Permian has a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system in SWEPI's operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian approximately 100,000 acres and gathering rights for SWEPI's gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system is designed to include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. The initial build-out of the Nautilus gathering system was completed on June 6, 2017 and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. Crestwood Permian provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed fee basis. On August 1, 2017, SWEPI exercised their option to purchase a 50% equity interest in Crestwood Permian Basin and we expect to complete this transaction in the fourth quarter of 2017.

Through June 30, 2017, First Reserve has contributed $37.5 million to the joint venture and we have contributed approximately $17.0 million to the joint venture to fund the early-stage build-out of the Nautilus gathering system. We will fund the next $20.5 million of capital requirements for the build-out, and then both parties will fund the remaining capital requirements on a pro rata basis.

During the first half of 2017, we terminated an agreement with a large producer to develop a three-stream gathering system in Reeves County, Texas. We continue to work with this producer and other producers in the area for the potential development of future expansion projects.

Marketing, Supply and Logistics

During the second quarter of 2017, we commenced an in-depth assessment of our trucking and transportation operations to evaluate the markets in which our trucking and transportation business operates, its operating cost structure, customer service levels and organizational efficiencies. Based on this assessment, we, along with our Board of Directors, determined that our trucking and transportation operations should be realigned, including leadership changes, cost reductions, sizing of our fleet and the implementation of rate and profitability key performance indicators. Certain of these changes were implemented during the second quarter of 2017 and will continue throughout the remainder of the year, and we believe these changes will result in improved profitability for this business. Additionally, management plans to realign our trucking operations service capability to be more coordinated with our NGL, crude and water operations and less reliant on third party transportation services. This commercial realignment should allow us to optimize the use of available capacity and position us to reevaluate our trucking and transportation operations in future periods. We anticipate that these realignment efforts will be completed before the end of 2017.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with our 2017 realignment of our Marketing, Supply and Logistics trucking and transportation operations, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory that these derivatives relate to. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and six months ended June 30, 2017 and 2016 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$850.3	$601.9	$1,678.4	$1,137.9	$850.3	$601.9	$1,678.4	$1,137.9
Costs of product/services sold	729.6	450.0	1,413.1	813.4	729.6	450.0	1,413.1	813.4
Operations and maintenance expense	34.2	45.0	67.9	86.8	34.2	41.4	67.9	83.1
General and administrative expense	22.7	28.9	49.1	51.9	22.1	28.0	47.6	50.2
Depreciation, amortization and accretion	48.7	64.4	97.1	126.7	51.4	67.1	102.6	132.0
Loss on long-lived assets, net	—	(32.7)	—	(32.7)	—	(32.7)	—	(32.7)
Goodwill impairment	—	—	—	(109.7)	—	—	—	(109.7)
Operating income (loss)	15.1	(19.1)	51.2	(83.3)	13.0	(17.3)	47.2	(83.2)
Earnings from unconsolidated affiliates, net	9.6	6.2	17.7	12.7	9.6	6.2	17.7	12.7
Interest and debt expense, net	(24.1)	(34.3)	(50.6)	(70.4)	(24.1)	(34.3)	(50.6)	(70.4)
Gain (loss) on modification/extinguishment of debt	(0.4)	10.0	(37.7)	10.0	(0.4)	10.0	(37.7)	10.0
Other income, net	0.1	0.1	0.2	0.2	—	—	—	—
(Provision) benefit for income taxes	—	—	0.1	—	—	(0.2)	0.1	—
Net income (loss)	0.3	(37.1)	(19.1)	(130.8)	(1.9)	(35.6)	(23.3)	(130.9)
Add:
Interest and debt expense, net	24.1	34.3	50.6	70.4	24.1	34.3	50.6	70.4
(Gain) loss on modification/extinguishment of debt	0.4	(10.0)	37.7	(10.0)	0.4	(10.0)	37.7	(10.0)
Provision (benefit) for income taxes	—	—	(0.1)	—	—	0.2	(0.1)	—
Depreciation, amortization and accretion	48.7	64.4	97.1	126.7	51.4	67.1	102.6	132.0
EBITDA	73.5	51.6	166.2	56.3	74.0	56.0	167.5	61.5
Unit-based compensation charges	5.4	4.8	12.7	9.3	5.4	4.8	12.7	9.3
Loss on long-lived assets, net	—	32.7	—	32.7	—	32.7	—	32.7
Goodwill impairment	—	—	—	109.7	—	—	—	109.7
Earnings from unconsolidated affiliates, net	(9.6)	(6.2)	(17.7)	(12.7)	(9.6)	(6.2)	(17.7)	(12.7)
Adjusted EBITDA from unconsolidated affiliates, net	17.8	10.6	33.4	19.7	17.8	10.6	33.4	19.7
Change in fair value of commodity inventory-related derivative contracts	3.7	3.5	(14.9)	0.8	3.7	3.5	(14.9)	0.8
Significant transaction and environmental related costs and other items	6.5	9.5	8.5	10.7	6.5	9.5	8.5	10.7
Adjusted EBITDA	$97.3	$106.5	$188.2	$226.5	$97.8	$110.9	$189.5	$231.7

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net cash provided by operating activities	$74.0	$58.7	$132.9	$193.0	$76.1	$60.3	$136.1	$196.0
Net changes in operating assets and liabilities	(16.8)	(2.7)	(1.6)	(53.3)	(18.3)	0.4	(2.8)	(50.3)
Amortization of debt-related deferred costs, discounts and premiums	(1.7)	(1.7)	(3.5)	(3.4)	(1.7)	(1.7)	(3.5)	(3.4)
Interest and debt expense, net	24.1	34.3	50.6	70.4	24.1	34.3	50.6	70.4
Unit-based compensation charges	(5.4)	(4.8)	(12.7)	(9.3)	(5.4)	(4.8)	(12.7)	(9.3)
Loss on long-lived assets, net	—	(32.7)	—	(32.7)	—	(32.7)	—	(32.7)
Goodwill impairment	—	—	—	(109.7)	—	—	—	(109.7)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.8)	—	(0.5)	0.8	(0.8)	—	(0.5)	0.8
Deferred income taxes	0.1	0.5	0.7	0.6	—	—	—	(0.2)
Provision (benefit) for income taxes	—	—	(0.1)	—	—	0.2	(0.1)	—
Other non-cash (income) expense	—	—	0.4	(0.1)	—	—	0.4	(0.1)
EBITDA	73.5	51.6	166.2	56.3	74.0	56.0	167.5	61.5
Unit-based compensation charges	5.4	4.8	12.7	9.3	5.4	4.8	12.7	9.3
Loss on long-lived assets, net	—	32.7	—	32.7	—	32.7	—	32.7
Goodwill impairment	—	—	—	109.7	—	—	—	109.7
Earnings from unconsolidated affiliates, net	(9.6)	(6.2)	(17.7)	(12.7)	(9.6)	(6.2)	(17.7)	(12.7)
Adjusted EBITDA from unconsolidated affiliates, net	17.8	10.6	33.4	19.7	17.8	10.6	33.4	19.7
Change in fair value of commodity inventory-related derivative contracts	3.7	3.5	(14.9)	0.8	3.7	3.5	(14.9)	0.8
Significant transaction and environmental related costs and other items	6.5	9.5	8.5	10.7	6.5	9.5	8.5	10.7
Adjusted EBITDA	$97.3	$106.5	$188.2	$226.5	$97.8	$110.9	$189.5	$231.7

Segment Results

The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$405.1	$8.5	$436.7	$269.5	$53.8	$278.6
Intersegment revenues	34.1	1.7	(35.8)	30.6	1.1	(31.7)
Costs of product/services sold	354.7	0.1	374.8	226.3	1.9	221.8
Operations and maintenance expense	18.2	1.3	14.7	20.9	8.5	15.6
Loss on long-lived assets	—	—	—	—	(32.7)	—
Earnings from unconsolidated affiliates, net	1.8	7.8	—	5.9	0.3	—
EBITDA	$68.1	$16.6	$11.4	$58.8	$12.1	$9.5

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$773.7	$18.5	$886.2	$508.4	$113.2	$516.3
Intersegment revenues	64.4	3.5	(67.9)	51.1	1.5	(52.6)
Costs of product/services sold	671.3	0.1	741.7	406.1	4.8	402.5
Operations and maintenance expense	35.6	2.4	29.9	38.7	15.7	32.4
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Loss on long-lived assets	—	—	—	—	(32.7)	—
Earnings from unconsolidated affiliates, net	3.4	14.3	—	11.0	1.7	—
EBITDA	$134.6	$33.8	$46.7	$117.1	$49.5	$(58.6)

Crestwood Midstream

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$405.1	$8.5	$436.7	$269.5	$53.8	$278.6
Intersegment revenues	34.1	1.7	(35.8)	30.6	1.1	(31.7)
Costs of product/services sold	354.7	0.1	374.8	226.3	1.9	221.8
Operations and maintenance expense	18.2	1.3	14.7	20.9	4.9	15.6
Loss on long-lived assets	—	—	—	—	(32.7)	—
Earnings from unconsolidated affiliates, net	1.8	7.8	—	5.9	0.3	—
EBITDA	$68.1	$16.6	$11.4	$58.8	$15.7	$9.5

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$773.7	$18.5	$886.2	$508.4	$113.2	$516.3
Intersegment revenues	64.4	3.5	(67.9)	51.1	1.5	(52.6)
Costs of product/services sold	671.3	0.1	741.7	406.1	4.8	402.5
Operations and maintenance expense	35.6	2.4	29.9	38.7	12.0	32.4
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Loss on long-lived assets	—	—	—	—	(32.7)	—
Earnings from unconsolidated affiliates, net	3.4	14.3	—	11.0	1.7	—
EBITDA	$134.6	$33.8	$46.7	$117.1	$53.2	$(58.6)

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2017 compared to the same periods in 2016.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $9.3 million and $17.5 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. The comparability of our G&P segment's EBITDA was impacted by an $8.6 million goodwill impairment recorded during the first quarter of 2016 related to our Marcellus operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2. During the three and six months ended June 30, 2017, our G&P segment's revenues increased by approximately $139.1 million and $278.6 million compared to the same periods in 2016, partially offset by an increase in costs of product/services sold of approximately $128.4 million and $265.2 million. These increases were primarily driven by our Arrow operations, which experienced a $131.5 million and $266.1 million increase in revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016, and a $123.8 million and $253.6 million increase in costs of product/services sold. The increase in Arrow's revenues and costs was primarily driven by higher average prices on Arrow's agreements under which it purchases and sells crude. In addition, our crude, gas and water volumes increased by 18%, 14% and 24%, respectively, during the six months ended June 30, 2017 compared to the same period in 2016, and increased 19%, 1% and 15% during the three months ended June 30, 2017 compared to the three months ended March 31, 2017, due to the connection of 59 wells on our Arrow system during the six months ended June 30, 2017 compared to 26 wells connected during the same period in 2016, and higher initial production rates experienced on those connected wells in 2017 compared to 2016.

Also contributing to the increase in our G&P segment's revenues were higher product revenues from our Permian operations of approximately $6.7 million and $14.4 million during the three and six months ended June 30, 2017 compared to the same periods in 2016 and higher costs of product/services sold of approximately $5.5 million and $12.1 million. These increases were primarily due to a 40% increase in volumes gathered in the Permian during the six months ended June 30, 2017 compared to the same period in 2016, and a 12% increase in volumes gathered during the three months ended June 30, 2017 compared to the three months ended March 31, 2017, as a result of our Willow Lake processing plant that was placed into service in February 2016 and our Nautilus system coming online in June 2017. Our processing volumes were 38 MMcf/d and 36 MMcf/d during the three and six months ended June 30, 2017 compared to 26 MMcf/d and 24 MMcf/d during the same periods in 2016. On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico, which owns our Delaware Basin assets located in Eddy County, New Mexico, including the Willow Lake processing plant. This contribution was treated as a transaction between entities under common control, and accordingly we deconsolidated Crestwood New Mexico.

Partially offsetting the revenue increases from our Arrow and Permian operations were lower revenues from our Marcellus operations of approximately $4.8 million during the six months ended June 30, 2017 compared to the same period in 2016. We continue to experience a decrease in our gathering and compression volumes on our Marcellus system due to lack of drilling from our primary customer, Antero.

Our gathering and processing segment's operations and maintenance expenses decreased approximately $2.7 million and $3.1 million during the three and six months ended June 30, 2017 compared to the same periods in 2016 due to continued cost-reduction efforts undertaken in our operations.

Our gathering and processing segment's EBITDA was also impacted by a decrease in earnings from our unconsolidated affiliates of approximately $4.1 million and $7.6 million during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease was primarily driven by a reduction in revenues at our Jackalope equity investment as a result of the restructuring of its contracts with Chesapeake Energy Corporation (Chesapeake) effective January 1, 2017. Jackalope and Chesapeake replaced the cost-of-service based contract with a new 20-year fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period.

Storage and Transportation

EBITDA for CMLP's storage and transportation segment increased by approximately $0.9 million for the three months ended June 30, 2017 compared to the same period in 2016, while we experienced a decrease in CMLP's storage and transportation segment EBITDA of approximately $19.4 million for the six months ended June 30, 2017 compared to the same period in 2016. The comparability of our storage and transportation segment's results was impacted by a $32.9 million loss recognized on the deconsolidation of our Northeast storage and transportation assets as a result of the contribution of the assets to Stagecoach Gas on June 3, 2016. The deconsolidation of the Northeast storage and transportation assets resulted in lower revenues of approximately $30.0 million and $73.2 million during the three and six months ended June 30, 2017 compared to the same periods in 2016, partially offset by lower costs of product/services sold of approximately $1.7 million and $4.6 million. We also experienced lower operations and maintenance expense of approximately $3.6 million and $9.6 million during the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily as a result of the deconsolidation of the Northeast storage and transportation assets.

The decrease in our storage and transportation segment's revenues was also impacted by lower revenues of approximately $14.7 million and $19.4 million from our COLT Hub operations during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease was primarily due to a reduction in our rail throughput revenues resulting from lower rail loading volumes as a result of two rail loading contracts that expired in late 2016.

The comparability of our storage and transportation segment's EBITDA was also impacted by a $13.7 million goodwill impairment recorded during the first quarter of 2016 related to our COLT Hub operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Our storage and transportation segment's EBITDA was impacted by an increase in earnings from our unconsolidated affiliates. As discussed above, in June 2016, we deconsolidated our Northeast storage and transportation assets as a result of the Stagecoach Gas transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $6.6 million and $12.6 million during the three and six months ended June 30, 2017. Earnings from our Tres Holdings equity investment increased by approximately $3 million during both the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to property tax accruals recorded by Tres Holdings during 2016.

EBITDA for CEQP's storage and transportation segment increased by $4.5 million during the three months ended June 30, 2017 compared to the same period in 2016, while we experienced a decrease in CEQP's storage and transportation segment EBITDA of approximately $15.7 million during the six months ended June 30, 2017 compared to the same period in 2016. The change in CEQP's storage and transportation segment's EBITDA period over period was due to all the factors as discussed above for CMLP. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios' 2012 and 2013 property tax years which resulted in Crestwood Equity recording additional net property taxes (including interest and penalties) of approximately $3.5 million.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $1.9 million and $105.3 million during the three and six months ended June 30, 2017 compared to the same periods in 2016. The comparability of our marketing, supply and logistics segment's results was impacted by goodwill impairments of approximately $87.4 million recorded during the first quarter of 2016 related to our supply and logistics, storage and terminals and trucking operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Our supply and logistics operations experienced an increase in revenues of approximately $58.8 million and $197.4 million during the three and six months ended June 30, 2017 compared to the same periods in 2016, and an increase in costs of product/services sold of approximately $57.7 million and $178.9 million during those same periods. During the first half of 2016, we experienced unseasonably warm weather which resulted in lower demand for NGLs compared to the first half of 2017. The costs of product/services sold increases include a gain of $6.9 million and $1.5 million on our commodity-based derivative contracts during the three and six months ended June 30, 2017 and a $1.3 million and $2.0 million gain on commodity-based derivative contracts during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017 and 2016, our storage and terminals operations (including our West Coast operations) experienced a $36.3 million and $65.1 million increase in revenues compared to the same periods in 2016 and a $35.9 million and $64.6 million increase in costs of product/services sold during those same periods. The increase in our storage and terminals operations was primarily driven by demand for propane-related services period over period, and the acquisition of wholesale propane assets in December 2016 from Turner Gas Company.

Revenues from our crude marketing operations increased by approximately $58.9 million and $95.9 million during the three and six months ended June 30, 2017 compared to the same periods in 2016. Additionally, we experienced an increase in our costs of product/services sold of approximately $58.7 million and $96.7 million. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Our NGL and crude trucking operations continued to experience a decline in demand for their services due to lower supply volumes, increased competition, excess trucking capacity in the market place and lower commodity prices during the three and six months ended June 30, 2017 compared to the same periods in 2016, resulting in a $3.7 million and $9.5 million decrease in revenues and a $1.9 million and $4.3 million decrease costs of product/services sold period over period.

Other EBITDA Results

General and Administrative Expenses. During the three and six months ended June 30, 2017, our general and administrative expenses decreased by approximately $6 million and $3 million, respectively, compared to the same periods in 2016 primarily due to transaction costs incurred during 2016 related to the Stagecoach Gas joint venture transaction described in Item 1. Financial Statements, Note 4.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - Depreciation, amortization and accretion expense decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to the deconsolidation of the Northeast storage and transportation assets in June 2016.

Interest and Debt Expense, Net - Interest and debt expense, net decreased by approximately $10.2 million and $19.8 million during the three and six month ended June 30, 2017 compared to the same periods in 2016, primarily due to repayments of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes and lower interest costs related to the Credit Facility.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Credit facility	$4.8	$6.1	$7.8	$13.1
Senior notes	18.1	26.6	40.1	54.3
Other debt-related costs	1.9	1.8	3.7	3.5
Gross interest and debt expense	24.8	34.5	51.6	70.9
Less: capitalized interest	0.7	0.2	1.0	0.5
Interest and debt expense, net	$24.1	$34.3	$50.6	$70.4

Loss on Modification/Extinguishment of Debt. During the three and six months ended June 30, 2017, we recognized a loss on extinguishment of debt of approximately $0.4 million and $37.7 million in conjunction with the tender of the remaining principal amounts of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. During the three and six months ended June 30, 2016, we recognized a gain of approximately $10 million on the early tender of principal amounts under Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. For a further discussion of these repayments, see Item 1. Financial Statements, Note 9.

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

We pay quarterly distributions of approximately $15 million to our preferred unitholders. For the quarter ending September 30, 2017, we expect to pay the distribution to our preferred unitholders in cash in lieu of issuing additional preferred units, and beginning with the quarter ending December 31, 2017, we will be required to make all future quarterly distributions to our preferred unitholders in cash. We believe that during 2017, our operating cash flows will well exceed our quarterly distributions at the current level and cash distributions to our preferred unitholders.

As of June 30, 2017, Crestwood Midstream had $631.3 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to its credit facility and senior notes.

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

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$132.9	$193.0
Net cash provided by (used in) investing activities	(85.1)	865.8
Net cash used in financing activities	(47.1)	(1,058.4)

Operating Activities

Our operating cash flows decreased approximately $60.1 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in costs of product/services sold of approximately $599.7 million primarily from our gathering and processing and marketing, supply and logistics segments' operations discussed above, partially offset by a $540.5 million increase in operating revenues from these segments' operations. The decrease in net operating cash flows was also impacted by the deconsolidation of our Northeast storage and transportation assets in June 2016.

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

We anticipate our growth capital expenditures in 2017 to range from $225 million to $250 million, which considers the new expansion projects in the Bakken and capital contributions to our equity investments described in Segment Highlights above. We anticipate that our growth capital expenditures throughout 2017 will increase the operating efficiencies of our systems and generate meaningful contributions to our results of operations beginning in 2018. We expect to finance our growth and maintenance capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our joint ventures and borrowings under the CMLP Credit Facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the six months ended June 30, 2017 (in millions).

Growth capital	$62.4
Maintenance capital	11.8
Other (1)	14.5
Purchases of property, plant and equipment	88.7
Reimbursements of property, plant and equipment	(7.1)
Net	$81.6

(1) Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2017 and 2016, included the following:

Equity Transactions

•
Beginning in 2016, we declared a decrease in distributions paid per limited partner unit from $1.375 to $0.60. This reduction resulted in a decrease in distributions paid to partners of approximately $53.4 million during the six months ended June 30, 2017 compared to the same period in 2016; and

•
Increase in taxes paid for unit-based compensation vesting of approximately $3.0 million primarily due to higher vesting of unit-based compensation awards during the six months ended June 30, 2017 compared to the same period in 2016.

Debt Transactions

•
During the six months ended June 30, 2017, our debt-related transactions resulted in net proceeds of approximately $49.1 million compared to net repayments of $912.2 million during the same period in 2016. This variance is primarily due to repayments of amounts outstanding under our Credit Facility with the proceeds from our Stagecoach Gas transaction and repayments of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. For a further discussion of these transactions, see Item 1. Financial Statements, Notes 4 and 7.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2016 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2016 to June 30, 2017.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

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

*10.1	Separation Agreement and Release Agreement among Crestwood Operations LLC and William C. Gautreaux dated as of June 5, 2017.

*10.2
Supplemental Indenture dated as of June 5, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 3, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 3, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)