Form 10-Q
period 2017-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2017-11-03
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 30, 2017)

Crestwood Equity Partners LP	70,291,071
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$1.4	$1.6
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.9 million at September 30, 2017 and December 31, 2016	345.0	289.8
Inventory	92.9	66.0
Assets from price risk management activities	7.8	6.3
Prepaid expenses and other current assets	5.2	9.7
Total current assets	452.3	373.4
Property, plant and equipment	2,599.6	2,555.4
Less: accumulated depreciation and depletion	547.5	457.8
Property, plant and equipment, net	2,052.1	2,097.6
Intangible assets	898.6	898.6
Less: accumulated amortization	281.4	241.2
Intangible assets, net	617.2	657.4
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,198.5	1,115.4
Other assets	6.2	6.1
Total assets	$4,525.3	$4,448.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$312.7	$217.2
Accrued expenses and other liabilities	112.5	90.5
Liabilities from price risk management activities	52.6	28.6
Current portion of long-term debt	0.9	1.0
Total current liabilities	478.7	337.3
Long-term debt, less current portion	1,615.4	1,522.7
Other long-term liabilities	48.2	44.6
Deferred income taxes	4.7	5.3
Commitments and contingencies (Note 10)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (70,551,614 and 69,499,741 common and subordinated units issued and outstanding at September 30, 2017 and December 31, 2016)	1,566.4	1,782.0
Preferred units (71,257,445 and 66,533,415 units issued and outstanding at September 30, 2017 and December 31, 2016)	612.0	564.5
Total Crestwood Equity Partners LP partners’ capital	2,178.4	2,346.5
Interest of non-controlling partners in subsidiaries	199.9	192.5
Total partners’ capital	2,378.3	2,539.0
Total liabilities and partners’ capital	$4,525.3	$4,448.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product revenues:
Gathering and processing	$353.3	$206.1	$971.7	$567.7
Marketing, supply and logistics	502.0	271.3	1,353.7	735.2
	855.3	477.4	2,325.4	1,302.9
Services revenues:
Gathering and processing	80.6	72.5	235.0	217.9
Storage and transportation	6.2	18.3	24.7	131.5
Marketing, supply and logistics	13.0	18.7	47.5	71.1
Related party (Note 11)	0.5	0.7	1.4	2.1
	100.3	110.2	308.6	422.6
Total revenues	955.6	587.6	2,634.0	1,725.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	374.9	221.1	1,038.1	618.4
Marketing, supply and logistics	468.4	229.1	1,185.6	605.1
Related party (Note 11)	3.7	5.0	11.8	13.7
	847.0	455.2	2,235.5	1,237.2
Service costs:
Gathering and processing	—	—	—	0.1
Storage and transportation	0.2	0.1	0.3	4.9
Marketing, supply and logistics	11.3	11.4	35.8	37.9
	11.5	11.5	36.1	42.9
Total costs of products/services sold	858.5	466.7	2,271.6	1,280.1

Expenses:
Operations and maintenance	35.5	33.1	103.4	119.9
General and administrative	22.5	18.3	71.6	70.2
Depreciation, amortization and accretion	48.1	50.3	145.2	177.0
	106.1	101.7	320.2	367.1
Other operating expenses:
Loss on long-lived assets, net	(6.3)	(2.1)	(6.3)	(34.8)
Goodwill impairment	—	—	—	(109.7)
Operating income (loss)	(15.3)	17.1	35.9	(66.2)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net	11.5	13.4	29.2	26.1
Interest and debt expense, net	(24.2)	(27.5)	(74.8)	(97.9)
Gain (loss) on modification/extinguishment of debt	—	—	(37.7)	10.0
Other income, net	0.2	0.2	0.4	0.4
Income (loss) before income taxes	(27.8)	3.2	(47.0)	(127.6)
Provision for income taxes	(0.1)	(0.2)	—	(0.2)
Net income (loss)	(27.9)	3.0	(47.0)	(127.8)
Net income attributable to non-controlling partners	6.4	6.1	18.8	18.0
Net loss attributable to Crestwood Equity Partners LP	(34.3)	(3.1)	(65.8)	(145.8)
Net income attributable to preferred units	16.2	6.9	47.5	16.6
Net loss attributable to partners	$(50.5)	$(10.0)	$(113.3)	$(162.4)

Subordinated unitholders' interest in net loss	$—	$—	$—	$—
Common unitholders' interest in net loss	$(50.5)	$(10.0)	$(113.3)	$(162.4)
Net loss per limited partner unit:
Basic	$(0.72)	$(0.14)	$(1.63)	$(2.35)
Diluted	$(0.72)	$(0.14)	$(1.63)	$(2.35)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,725	69,050	69,692	69,002
Dilutive units	—	—	—	—
Diluted	69,725	69,050	69,692	69,002

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(27.9)	$3.0	$(47.0)	$(127.8)
Change in fair value of Suburban Propane Partners, L.P. units	0.3	—	(0.6)	1.3
Comprehensive income (loss)	(27.6)	3.0	(47.6)	(126.5)
Comprehensive income attributable to non-controlling interest	6.4	6.1	18.8	18.0
Comprehensive loss attributable to Crestwood Equity Partners LP	$(34.0)	$(3.1)	$(66.4)	$(144.5)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	66.5	$564.5	69.1	0.4	$1,782.0	$192.5	$2,539.0
Distributions to partners	4.8	—	—	—	(125.4)	(11.4)	(136.8)
Unit-based compensation charges	—	—	0.9	—	18.9	—	18.9
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(5.3)	—	(5.3)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.6)	—	(0.6)
Issuance of common units	—	—	0.4	—	10.6	—	10.6
Other	—	—	—	—	(0.5)	—	(0.5)
Net income (loss)	—	47.5	—	—	(113.3)	18.8	(47.0)
Balance at September 30, 2017	71.3	$612.0	70.2	0.4	$1,566.4	$199.9	$2,378.3

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(47.0)	$(127.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	145.2	177.0
Amortization of debt-related deferred costs	5.4	5.1
Unit-based compensation charges	18.9	13.4
Loss on long-lived assets, net	6.3	34.8
Goodwill impairment	—	109.7
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(2.5)	(3.9)
Deferred income taxes	(0.7)	(0.9)
Other	(0.3)	0.3
Changes in operating assets and liabilities	65.2	46.8
Net cash provided by operating activities	228.2	244.5
Investing activities
Purchases of property, plant and equipment	(134.4)	(79.3)
Investment in unconsolidated affiliates	(46.5)	(6.2)
Capital distributions from unconsolidated affiliates	35.3	9.2
Net proceeds from sale of assets	1.3	943.1
Net cash provided by (used in) investing activities	(144.3)	866.8
Financing activities
Proceeds from the issuance of long-term debt	2,209.8	1,364.0
Payments on long-term debt	(2,159.2)	(2,279.4)
Payments on capital leases	(2.2)	(1.5)
Payments for debt-related deferred costs	(1.0)	(3.4)
Distributions to partners	(125.4)	(178.4)
Distributions paid to non-controlling partners	(11.4)	(11.4)
Issuance of common units	10.6	—
Taxes paid for unit-based compensation vesting	(5.3)	(0.8)
Other	—	0.1
Net cash used in financing activities	(84.1)	(1,110.8)
Net change in cash	(0.2)	0.5
Cash at beginning of period	1.6	0.5
Cash at end of period	$1.4	$1.0
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(15.4)	$(9.4)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$1.1	$1.3
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.9 million at September 30, 2017 and December 31, 2016	344.7	289.8
Inventory	92.9	66.0
Assets from price risk management activities	7.8	6.3
Prepaid expenses and other current assets	5.2	9.7
Total current assets	451.7	373.1
Property, plant and equipment	2,929.6	2,885.5
Less: accumulated depreciation and depletion	687.4	587.1
Property, plant and equipment, net	2,242.2	2,298.4
Intangible assets	883.1	883.1
Less: accumulated amortization	268.1	230.2
Intangible assets, net	615.0	652.9
Goodwill	199.0	199.0
Investments in unconsolidated affiliates	1,198.5	1,115.4
Other assets	2.6	1.8
Total assets	$4,709.0	$4,640.6
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$310.0	$214.5
Accrued expenses and other liabilities	111.8	87.9
Liabilities from price risk management activities	52.6	28.6
Current portion of long-term debt	0.9	1.0
Total current liabilities	475.3	332.0
Long-term debt, less current portion	1,615.4	1,522.7
Other long-term liabilities	45.3	42.0
Deferred income taxes	0.7	0.7
Commitments and contingencies (Note 10)
Partners’ capital	2,372.4	2,550.7
Interest of non-controlling partners in subsidiary	199.9	192.5
Total partners’ capital	2,572.3	2,743.2
Total liabilities and partners’ capital	$4,709.0	$4,640.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product revenues:
Gathering and processing	$353.3	$206.1	$971.7	$567.7
Marketing, supply and logistics	502.0	271.3	1,353.7	735.2
	855.3	477.4	2,325.4	1,302.9
Service revenues:
Gathering and processing	80.6	72.5	235.0	217.9
Storage and transportation	6.2	18.3	24.7	131.5
Marketing, supply and logistics	13.0	18.7	47.5	71.1
Related party (Note 11)	0.5	0.7	1.4	2.1
	100.3	110.2	308.6	422.6
Total revenues	955.6	587.6	2,634.0	1,725.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs:
Gathering and processing	374.9	221.1	1,038.1	618.4
Marketing, supply and logistics	468.4	229.1	1,185.6	605.1
Related party (Note 11)	3.7	5.0	11.8	13.7
	847.0	455.2	2,235.5	1,237.2
Service costs:
Gathering and processing	—	—	—	0.1
Storage and transportation	0.2	0.1	0.3	4.9
Marketing, supply and logistics	11.3	11.4	35.8	37.9
	11.5	11.5	36.1	42.9
Total costs of product/services sold	858.5	466.7	2,271.6	1,280.1

Expenses:
Operations and maintenance	35.5	33.6	103.4	116.7
General and administrative	21.4	17.3	69.0	67.5
Depreciation, amortization and accretion	50.9	53.2	153.5	185.2
	107.8	104.1	325.9	369.4
Other operating expenses:
Loss on long-lived assets, net	(6.3)	(2.1)	(6.3)	(34.8)
Goodwill impairment	—	—	—	(109.7)
Operating income (loss)	(17.0)	14.7	30.2	(68.5)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net	11.5	13.4	29.2	26.1
Interest and debt expense, net	(24.2)	(27.5)	(74.8)	(97.9)
Gain (loss) on modification/extinguishment of debt	—	—	(37.7)	10.0
Income (loss) before income taxes	(29.7)	0.6	(53.1)	(130.3)
Provision for income taxes	(0.1)	—	—	—
Net income (loss)	(29.8)	0.6	(53.1)	(130.3)
Net income attributable to non-controlling partners	6.4	6.1	18.8	18.0
Net loss attributable to Crestwood Midstream Partners LP	$(36.2)	$(5.5)	$(71.9)	$(148.3)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	$2,550.7	$192.5	$2,743.2
Distributions to partners	(119.5)	(11.4)	(130.9)
Unit-based compensation charges	18.9	—	18.9
Taxes paid for unit-based compensation vesting	(5.3)	—	(5.3)
Other	(0.5)	—	(0.5)
Net income (loss)	(71.9)	18.8	(53.1)
Balance at September 30, 2017	$2,372.4	$199.9	$2,572.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(53.1)	$(130.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	153.5	185.2
Amortization of debt-related deferred costs	5.4	5.1
Unit-based compensation charges	18.9	13.4
Goodwill impairment	—	109.7
Loss on long-lived assets	6.3	34.8
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(2.5)	(3.9)
Deferred income taxes	0.1	0.2
Other	(0.3)	0.3
Changes in operating assets and liabilities	66.9	46.3
Net cash provided by operating activities	232.9	250.8
Investing activities
Purchases of property, plant and equipment	(134.4)	(79.3)
Investment in unconsolidated affiliates	(46.5)	(6.2)
Capital distributions from unconsolidated affiliates	35.3	9.2
Net proceeds from sale of assets	1.3	943.1
Net cash provided by (used in) investing activities	(144.3)	866.8
Financing activities
Proceeds from the issuance of long-term debt	2,209.8	1,364.0
Payments on long-term debt	(2,159.2)	(2,279.2)
Payments on capital leases	(2.2)	(1.5)
Payments for debt-related deferred costs	(1.0)	(3.4)
Distributions to partners	(130.9)	(196.4)
Taxes paid for unit-based compensation vesting	(5.3)	(0.8)
Other	—	0.1
Net cash used in financing activities	(88.8)	(1,117.2)
Net change in cash	(0.2)	0.4
Cash at beginning of period	1.3	0.1
Cash at end of period	$1.1	$0.5
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(15.4)	$(9.4)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2017. The financial information as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited. The consolidated balance sheets as of December 31, 2016, were derived from the audited balance sheets filed in our 2016 Annual Report on Form 10-K.

Business Description

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

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2016 Annual Report on Form 10-K. Below is an update of our accounting policies related to Goodwill and Unit-Based Compensation, and a description of Crestwood Equity's Long Term Incentive Plan.

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

The following table summarizes goodwill impairments of certain of our reporting units recorded during the nine months ended September 30, 2016 (in millions):

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

Crestwood Equity Long Term Incentive Plan. As of September 30, 2017, Crestwood Equity had 404,847 performance units outstanding under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) that were issued in 2017. The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of September 30, 2017, we had total unamortized compensation expense of approximately $7.6 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $0.9 million and $2.9 million under the Crestwood LTIP related to these performance units during the three and nine months ended September 30, 2017, which is included in general and administrative expenses on our consolidated statements of operations.

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2017, the following accounting standards had not yet been adopted by us:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We anticipate utilizing the modified retrospective method to adopt the provisions of this standard effective January 1, 2018 and are currently applying the provisions of the standard to our aggregated listing of gathering and processing, storage and transportation, and marketing, supply and logistics revenue contracts that involve revenue generating activities that occur after January 1, 2018. We are also in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard. We are currently evaluating the impact that this standard will have on our consolidated financial statements, and currently believe that the standard will require us to begin classifying certain capital expenditure reimbursements received from our customers as deferred revenue rather than as reductions of property, plant and equipment in our consolidated financial statements.  We currently anticipate that approximately $60 million to $70 million of these net reimbursements will be reclassified to net deferred revenue on January 1, 2018, which would result in a $15 million to $25 million cumulative effect of accounting change being recorded as an increase to partners' capital on January 1, 2018.  In addition, we currently believe that the standard will require us to begin classifying service revenues on certain of our gathering and processing contracts as reductions of costs of product sold prospectively beginning January 1, 2018.  We continue to evaluate the impact that this standard will have on our consolidated financial statements, especially as it relates to non-cash consideration received under certain of our gathering, processing, storage and transportation contracts.

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

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Accrued expenses	$40.6	$46.9	$39.9	$45.5
Accrued property taxes	6.3	4.2	6.3	4.2
Accrued natural gas purchases	0.7	4.9	0.7	4.9
Tax payable	—	1.2	—	—
Interest payable	39.7	22.8	39.7	22.8
Accrued additions to property, plant and equipment	16.6	1.7	16.6	1.7
Capital leases	1.1	1.3	1.1	1.3
Deferred revenue	7.5	7.5	7.5	7.5
Total accrued expenses and other liabilities	$112.5	$90.5	$111.8	$87.9

Note 4 - Investments in Unconsolidated Affiliates

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the Crestwood Permian joint venture 100% of the equity interests of Crestwood Permian Basin LLC (Crestwood Permian Basin), which owns the Nautilus gathering system. We manage and account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system (the Nautilus gathering system) in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The Nautilus gathering system is designed to include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities, which are expandable over time as production increases, providing gas gathering capacity of approximately 250 MMcf/d. The initial build-out of the Nautilus gathering system was completed on June 6, 2017 and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed fee basis. In October 2017, Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, purchased a 50% equity interest in Crestwood Permian Basin for approximately $37.9 million in cash.

CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $72.7 million has been spent through September 30, 2017) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at September 30, 2017 and December 31, 2016.

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

Stagecoach Gas Services LLC. In June 2016, we contributed to Stagecoach Gas Services LLC (Stagecoach Gas) the entities owning the Northeast storage and transportation assets. Additionally, Con Edison Gas Pipeline Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc., contributed $945 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the cash proceeds received (net of approximately $3 million of cash transferred to the joint venture) from CEGP. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to CEGP after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. We do not believe that this provision is probable of resulting in future payments to CEGP, and as a result we have not recorded a liability on our balance sheet as of September 30, 2017 and December 31, 2016.

We deconsolidated the Northeast storage and transportation assets as a result of this transaction discussed above and began accounting for our 50% equity interest in Stagecoach under the equity method of accounting. We recognized a loss on the deconsolidation of the Northeast storage and transportation assets of approximately $32.9 million.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Stagecoach Gas Services LLC(1)	$854.3	$871.0	$6.4	$6.8	$19.0	$9.1
Jackalope Gas Gathering Services, L.L.C.(2)	186.2	197.2	1.5	5.5	5.5	16.5
Tres Palacios Holdings LLC(3)	34.7	39.0	0.3	0.8	1.5	(0.7)
Powder River Basin Industrial Complex, LLC(4)	8.6	8.7	0.5	0.3	1.0	1.2
Crestwood Permian Basin Holdings LLC(5)	114.7	(0.5)	2.8	—	2.2	—
Total	$1,198.5	$1,115.4	$11.5	$13.4	$29.2	$26.1

(1)
As of September 30, 2017, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of September 30, 2017, our equity in the underlying net assets of Jackalope Gas Gathering Services, L.L.C. (Jackalope) exceeded our investment balance by approximately $0.8 million. We amortize this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)
As of September 30, 2017, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $26.9 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC (Tres Palacios) sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(4)
As of September 30, 2017, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $6.5 million. We amortize a portion of this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. During 2015, we recorded an impairment of our PRBIC equity investment as further discussed in our 2016 Annual Report on Form 10-K. For the year ended December 31, 2016, PRBIC recorded a $41.3 million impairment of its goodwill and long-lived assets and as a result, we adjusted our excess basis in PRBIC by approximately $8.3 million to reflect our proportionate share of the fair value of PRBIC's net assets. Our PRBIC investment is included in our storage and transportation segment.

(5)
As of September 30, 2017, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by approximately $22.0 million, which is entirely attributable to goodwill and, as such, is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended September 30,
	2017			2016
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$43.1	$20.4	$22.7	$42.8	$18.4	$24.4
Other(1)	78.3	66.4	11.9	30.1	18.4	11.7
Total	$121.4	$86.8	$34.6	$72.9	$36.8	$36.1

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the three months ended September 30, 2017 and 2016. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.3 million for both the three months ended September 30, 2017 and 2016. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017			2016
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$127.1	$58.4	$68.8	$56.0	$24.1	$31.9
Other(1)	124.6	103.7	20.8	90.3	60.6	29.6
Total	$251.7	$162.1	$89.6	$146.3	$84.7	$61.5

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the nine months ended September 30, 2017 and 2016. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.9 million for both the nine months ended September 30, 2017 and 2016. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016.

Distributions and Contributions

	Distributions		Contributions
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stagecoach Gas(1)	$35.7	$3.7	$—	$—
Jackalope	19.4	19.9	2.9	0.7
Tres Holdings(1)	5.8	6.2	—	5.5
PRBIC	1.1	1.6	—	—
Crestwood Permian(2)	—	—	113.0	—
Total	$62.0	$31.4	$115.9	$6.2

(1)	In October 2017, we received a cash distribution from Stagecoach Gas, Tres Holdings and Crestwood Permian of approximately $11.6 million, $3.1 million and $4.5 million, respectively.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the three and nine months ended September 30, 2017, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $24.1 million and $22.6 million. During the three and nine months ended September 30, 2016, the impact to the statement of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $2.1 million and $4.1 million. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	September 30, 2017		December 31, 2016
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	19.7	22.7	13.1	15.1
Natural gas (MMBTU’s)	0.9	0.6	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 35 months or less; however, 87% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2017 and December 31, 2016 was $30.1 million and $13.9 million. At September 30, 2017 and December 31, 2016, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at September 30, 2017 and December 31, 2016, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $30.7 million and $14.3 million, for which we posted $25.2 million and $4.2 million of cash collateral in the normal course of business. At September 30, 2017 and December 31, 2016, we also received collateral of $5.7 million and $4.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2017 and December 31, 2016, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of September 30, 2017 and December 31, 2016, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$—	$—	$340.6	$350.2
2022 Senior Notes	$—	$—	$429.3	$447.3
2023 Senior Notes	$691.7	$724.7	$690.6	$722.6
2025 Senior Notes	$492.1	$511.5	$—	$—

Financial Assets and Liabilities

As of September 30, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.9	$127.1	$—	$128.0	$(94.2)	$(26.0)	$7.8
Suburban Propane Partners, L.P. units(2)	3.7	—	—	3.7	—	—	3.7
Total assets at fair value	$4.6	$127.1	$—	$131.7	$(94.2)	$(26.0)	$11.5

Liabilities
Liabilities from price risk management	$1.6	$140.3	$—	$141.9	$(94.2)	$4.9	$52.6
Total liabilities at fair value	$1.6	$140.3	$—	$141.9	$(94.2)	$4.9	$52.6

	December 31, 2016
	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.6	$84.4	$—	$85.0	$(67.8)	$(10.9)	$6.3
Suburban Propane Partners, L.P. units(2)	4.3	—	—	4.3	—	—	4.3
Total assets at fair value	$4.9	$84.4	$—	$89.3	$(67.8)	$(10.9)	$10.6

Liabilities
Liabilities from price risk management	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6
Total liabilities at fair value	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Credit Facility	$444.1	$77.0
2020 Senior Notes	—	338.8
Fair value adjustment of 2020 Senior Notes	—	1.8
2022 Senior Notes	—	436.4
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	—
Other	2.4	3.7
Less: deferred financing costs, net	30.2	34.0
Total debt	1,616.3	1,523.7
Less: current portion	0.9	1.0
Total long-term debt, less current portion	$1,615.4	$1,522.7

Credit Facility

At September 30, 2017, Crestwood Midstream had $548.7 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2017 and December 31, 2016, Crestwood Midstream's outstanding standby letters of credit were $63.6 million and $64.0 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 3.49% and 5.50% at September 30, 2017 and 3.21% and 5.25% at December 31, 2016. The weighted-average interest rate as of September 30, 2017 and December 31, 2016 was 3.50% and 3.23%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At September 30, 2017, the net debt to consolidated EBITDA was approximately 4.13 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.08 to 1.0, and the senior secured leverage ratio was 1.11 to 1.0.

The CMLP credit facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement.

Senior Notes

Repayments. During the nine months ended September 30, 2017, Crestwood Midstream paid approximately $457.8 million to purchase, redeem and/or cancel all of the principal amount outstanding under the 2022 Senior Notes and approximately $349.9 million to redeem all of the principal amount outstanding under the 2020 Senior Notes. Crestwood Midstream funded the repayments with a combination of net proceeds from the issuance of the 2025 Senior Notes described below and borrowings under the credit facility. In conjunction with these note repayments, Crestwood Midstream (i) recognized a loss on extinguishment of debt of approximately $37.7 million during the nine months ended September 30, 2017 (including the write off of approximately $6.8 million of deferred financing costs associated with the 2022 Senior Notes); and (ii) paid $5.1 million and $1.0 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

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

At September 30, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to the CMLP credit facility and its senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three and nine months ended September 30, 2017, we excluded a weighted-average of 7,125,744 and 6,968,210 common units (representing preferred units), a weighted-average of 7,277,340 common units in both periods (representing Crestwood Niobrara's preferred units), and a weighted-average of 438,789 common units in both periods (representing subordinated units). During the three and nine months ended September 30, 2016, we excluded a weighted-average of 6,502,907 and 6,358,626 common units (representing preferred units), and a weighted-average of 8,669,633 common units in both periods (representing Crestwood Niobrara's preferred units) and a weighted-average of 438,789 common units in both periods (representing subordinated units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units.

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

Common Units

On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We will pay the Managers an aggregate fee of up to 2.0% (which totaled $0.2 million during the three and nine months ended September 30, 2017) of the gross sales price per common unit sold under our ATM equity distribution program. The table below shows the units issued and the net proceeds from the issuances:

Issuance Dates	Common Units	Net Proceeds(1) (in millions)
Third Quarter 2017	437,518	$10.6

(1)	The net proceeds from sales under the ATM program are used for general partnership purposes, which may include debt repayment and capital expenditures.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the nine months ended September 30, 2017 and 2016 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	0.60	41.8
August 7, 2017	August 14, 2017	0.60	41.8
			$125.4
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	0.60	41.4
August 5, 2016	August 12, 2016	0.60	41.4
			$178.4

On October 19, 2017, we declared a distribution of $0.60 per limited partner unit to be paid on November 14, 2017, to unitholders of record on November 7, 2017 with respect to the third quarter of 2017.

Preferred Unit Holders. We are required to make quarterly distributions to our preferred unitholders. During the nine months ended September 30, 2017 and 2016, we issued 4,724,030 and 4,311,143 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $43.1 million and $39.3 million, respectively. On October 19, 2017, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended September 30, 2017 in lieu of issuing additional preferred units, and beginning with the quarter ending December 31, 2017, we will be required to make all future quarterly distributions to our preferred unitholders in cash.

Crestwood Midstream

During the nine months ended September 30, 2017 and 2016, Crestwood Midstream paid cash distributions of $119.5 million and $185.0 million to Crestwood Equity.

Non-Controlling Partners

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. During the three and nine months ended September 30, 2017, net income attributable to non-controlling partners was approximately $6.4 million and $18.8 million. During the three and nine months ended September 30, 2016, net income attributable to non-controlling partners was approximately $6.1 million and $18.0 million. During both the nine months ended September 30, 2017 and 2016, Crestwood Niobrara paid cash distributions of $11.4 million to GE. In October 2017, Crestwood Niobrara paid a cash distribution of $3.8 million to GE for the quarter ended September 30, 2017.

Note 10 – Commitments and Contingencies

Legal Proceedings

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2017 and December 31, 2016, both CEQP and CMLP had less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

On March 3, 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases. We provided the requested information during the second quarter of 2015 and key employees were interviewed by the United States’ Attorney in December 2015. On September 13, 2017, we received a notice from the United States Department of Justice that it completed the investigation with no charges being filed against us. In August 2015, we received a notice of violation from the Three Affiliated Tribes' Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of ongoing settlement discussions with the regulatory agencies asserting jurisdiction over the 2014 produced water releases.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of September 30, 2017.

At September 30, 2017 and December 31, 2016, our accrual of approximately $2.7 million and $2.1 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $2.7 million to $4.2 million at September 30, 2017.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At September 30, 2017 and December 31, 2016, CEQP's self-insurance reserves were $15.8 million and $15.6 million. We estimate that $10.6 million of this balance will be paid subsequent to September 30, 2018. As such, CEQP has classified $10.6 million in other long-term liabilities on its consolidated balance sheet at September 30, 2017. At September 30, 2017 and December 31, 2016, CMLP's self insurance reserves were $12.9 million and $12.2 million. CMLP estimates that $8.0 million of this balance will be paid subsequent to September 30, 2018. As such, CMLP has classified $8.0 million in other long-term liabilities on its consolidated balance sheet at September 30, 2017.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2017 and December 31, 2016, we have no amounts accrued for these guarantees.

Note 11 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP's and CMLP's general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP's and CMLP's related parties, including Sabine Oil and Gas LLC (Sabine) and Arsenal Resources. CEQP and CMLP enter into transactions with their affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gathering and processing revenues at CEQP and CMLP	$0.5	$0.7	$1.4	$2.1
Gathering and processing costs of product/services sold at CEQP and CMLP(1)	$3.7	$5.0	$11.8	$13.7
Operations and maintenance expenses at CEQP and CMLP(2)	$6.6	$1.8	$16.4	$3.5
General and administrative expenses charged by CEQP to CMLP, net(3)	$4.4	$2.7	$14.8	$9.6
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(0.2)	$(0.5)	$(0.4)	$(0.6)

(1)	Represents natural gas purchases from Sabine.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements. During the three and nine months ended September 30, 2017, we charged $2.0 million and $6.5 million to Stagecoach Gas, $0.8 million and $2.6 million to Tres Palacios, $3.7 million and $7.0 million to Crestwood Permian and $0.1 million and $0.3 million to Jackalope. During the three and nine months ended September 30, 2016, we charged $0.8 million and $2.2 million to Tres Palacios and $1.0 million and$1.3 million to Stagecoach Gas.

(3)
Includes $5.2 million and $17.1 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and nine months ended September 30, 2017 and $3.5 million and $11.9 million for the three and nine months ended September 30, 2016. In addition, CMLP shares common management, general and administrative and overhead costs with CEQP. During both the three and nine months ended September 30, 2017 and 2016, CMLP allocated $0.8 million and $2.3 million of general and administrative costs to CEQP.

(4)
Includes less than $1.1 million and $1.9 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and nine months ended September 30, 2017 and $0.6 million and $1.5 million during the three and nine months ended September 30, 2016.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	September 30, 2017	December 31, 2016
Accounts receivable at CEQP and CMLP	$9.8	$5.6
Accounts payable at CEQP	$9.7	$2.5
Accounts payable at CMLP	$7.2	$—

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

Below is a reconciliation of CEQP's net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(27.9)	$3.0	$(47.0)	$(127.8)
Add:
Interest and debt expense, net	24.2	27.5	74.8	97.9
(Gain) loss on modification/extinguishment of debt	—	—	37.7	(10.0)
Provision for income taxes	0.1	0.2	—	0.2
Depreciation, amortization and accretion	48.1	50.3	145.2	177.0
EBITDA	$44.5	$81.0	$210.7	$137.3

The following tables summarize CEQP's reportable segment data for the three and nine months ended September 30, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $10.0 million and $8.3 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended September 30, 2017 and 2016 and $25.7 million and $15.3 million for the nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$434.4	$6.2	$515.0	$—	$955.6
Intersegment revenues	29.9	1.2	(31.1)	—	—
Costs of product/services sold	378.6	0.2	479.7	—	858.5
Operations and maintenance expense	16.2	1.0	18.3	—	35.5
General and administrative expense	—	—	—	22.5	22.5
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	4.3	7.2	—	—	11.5
Other income, net	—	—	—	0.2	0.2
EBITDA	$69.9	$13.4	$(13.5)	$(25.3)	$44.5
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,452.2	$1,049.9	$1,002.3	$20.9	$4,525.3

	Three Months Ended September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$279.3	$18.3	$290.0	$—	$587.6
Intersegment revenues	24.8	1.5	(26.3)	—	—
Costs of product/services sold	226.1	0.1	240.5	—	466.7
Operations and maintenance expense	17.4	2.5	13.2	—	33.1
General and administrative expense	—	—	—	18.3	18.3
Loss on long-lived assets	(2.0)	(0.1)	—	—	(2.1)
Earnings from unconsolidated affiliates, net	5.5	7.9	—	—	13.4
Other income, net	—	—	—	0.2	0.2
EBITDA	$64.1	$25.0	$10.0	$(18.1)	$81.0

	Nine Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,208.1	$24.7	$1,401.2	$—	$2,634.0
Intersegment revenues	94.3	4.7	(99.0)	—	—
Costs of product/services sold	1,049.9	0.3	1,221.4	—	2,271.6
Operations and maintenance expense	51.8	3.4	48.2	—	103.4
General and administrative expense	—	—	—	71.6	71.6
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	7.7	21.5	—	—	29.2
Other income, net	—	—	—	0.4	0.4
EBITDA	$204.5	$47.2	$33.2	$(74.2)	$210.7
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,452.2	$1,049.9	$1,002.3	$20.9	$4,525.3

	Nine Months Ended September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$787.7	$131.5	$806.3	$—	$1,725.5
Intersegment revenues	75.9	3.0	(78.9)	—	—
Costs of product/services sold	632.2	4.9	643.0	—	1,280.1
Operations and maintenance expense	56.1	18.2	45.6	—	119.9
General and administrative expense	—	—	—	70.2	70.2
Loss on long-lived assets	(2.0)	(32.8)	—	—	(34.8)
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	16.5	9.6	—	—	26.1
Other income, net	—	—	—	0.4	0.4
EBITDA	$181.2	$74.5	$(48.6)	$(69.8)	$137.3

Below is a reconciliation of CMLP's net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(29.8)	$0.6	$(53.1)	$(130.3)
Add:
Interest and debt expense, net	24.2	27.5	74.8	97.9
(Gain) loss on modification/extinguishment of debt	—	—	37.7	(10.0)
Provision for income taxes	0.1	—	—	—
Depreciation, amortization and accretion	50.9	53.2	153.5	185.2
EBITDA	$45.4	$81.3	$212.9	$142.8

The following tables summarize CMLP's reportable segment data for the three and nine months ended September 30, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in our 2016 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $10.0 million and $8.3 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended September 30, 2017 and 2016 and $25.7 million and $15.3 million for the nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$434.4	$6.2	$515.0	$—	$955.6
Intersegment revenues	29.9	1.2	(31.1)	—	—
Costs of product/services sold	378.6	0.2	479.7	—	858.5
Operations and maintenance expense	16.2	1.0	18.3	—	35.5
General and administrative expense	—	—	—	21.4	21.4
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	4.3	7.2	—	—	11.5
EBITDA	$69.9	$13.4	$(13.5)	$(24.4)	$45.4
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,643.7	$1,049.9	$1,002.3	$13.1	$4,709.0

	Three Months Ended September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$279.3	$18.3	$290.0	$—	$587.6
Intersegment revenues	24.8	1.5	(26.3)	—	—
Costs of product/services sold	226.1	0.1	240.5	—	466.7
Operations and maintenance expense	17.4	3.0	13.2	—	33.6
General and administrative expense	—	—	—	17.3	17.3
Loss on long-lived assets	(2.0)	(0.1)	—	—	(2.1)
Earnings from unconsolidated affiliates, net	5.5	7.9	—	—	13.4
EBITDA	$64.1	$24.5	$10.0	$(17.3)	$81.3

	Nine Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,208.1	$24.7	$1,401.2	$—	$2,634.0
Intersegment revenues	94.3	4.7	(99.0)	—	—
Costs of product/services sold	1,049.9	0.3	1,221.4	—	2,271.6
Operations and maintenance expense	51.8	3.4	48.2	—	103.4
General and administrative expense	—	—	—	69.0	69.0
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	7.7	21.5	—	—	29.2
EBITDA	$204.5	$47.2	$33.2	$(72.0)	$212.9
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,643.7	$1,049.9	$1,002.3	$13.1	$4,709.0

	Nine Months Ended September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$787.7	$131.5	$806.3	$—	$1,725.5
Intersegment revenues	75.9	3.0	(78.9)	—	—
Costs of product/services sold	632.2	4.9	643.0	—	1,280.1
Operations and maintenance expense	56.1	15.0	45.6	—	116.7
General and administrative expense	—	—	—	67.5	67.5
Loss on long-lived assets	(2.0)	(32.8)	—	—	(34.8)
Goodwill impairment	(8.6)	(13.7)	(87.4)	—	(109.7)
Earnings from unconsolidated affiliates, net	16.5	9.6	—	—	26.1
EBITDA	$181.2	$77.7	$(48.6)	$(67.5)	$142.8

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

The condensed consolidating financial statements for the three and nine months ended September 30, 2016 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) or partners’ capital. In particular, the condensed consolidating statement of operations was modified to consider the impact of net income (loss) attributable to non-controlling partners in subsidiaries in arriving at equity in net income (loss) of subsidiaries in the parent and eliminations columns of those statements.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
September 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.1	$—	$—	$—	$1.1
Accounts receivable	—	341.0	3.7	—	344.7
Inventory	—	92.9	—	—	92.9
Other current assets	—	13.0	—	—	13.0
Total current assets	1.1	446.9	3.7	—	451.7

Property, plant and equipment, net	—	2,242.2	—	—	2,242.2
Goodwill and intangible assets, net	—	814.0	—	—	814.0
Investment in consolidated affiliates	4,025.8	—	—	(4,025.8)	—
Investment in unconsolidated affiliates	—	—	1,198.5	—	1,198.5
Other assets	—	2.6	—	—	2.6
Total assets	$4,026.9	$3,505.7	$1,202.2	$(4,025.8)	$4,709.0

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$310.0	$—	$—	$310.0
Other current liabilities	39.9	125.4	—	—	165.3
Total current liabilities	39.9	435.4	—	—	475.3

Long-term liabilities:
Long-term debt, less current portion	1,614.6	0.8	—	—	1,615.4
Other long-term liabilities	—	45.3	—	—	45.3
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,372.4	3,023.5	1,002.3	(4,025.8)	2,372.4
Interest of non-controlling partners in subsidiaries	—	—	199.9	—	199.9
Total partners' capital	2,372.4	3,023.5	1,202.2	(4,025.8)	2,572.3
Total liabilities and partners' capital	$4,026.9	$3,505.7	$1,202.2	$(4,025.8)	$4,709.0

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$955.6	$—	$—	$955.6
Costs of product/services sold	—	858.5	—	—	858.5
Expenses:
Operations and maintenance	—	35.5	—	—	35.5
General and administrative	15.2	6.2	—	—	21.4
Depreciation, amortization and accretion	—	50.9	—	—	50.9
	15.2	92.6	—	—	107.8
Other operating expense:
Loss on long-lived assets, net	—	(6.3)	—	—	(6.3)
Operating loss	(15.2)	(1.8)	—	—	(17.0)
Earnings from unconsolidated affiliates, net	—	—	11.5	—	11.5
Interest and debt expense, net	(24.2)	—	—	—	(24.2)
Equity in net income (loss) of subsidiaries	3.2	—	—	(3.2)	—
Income (loss) before income taxes	(36.2)	(1.8)	11.5	(3.2)	(29.7)
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	(36.2)	(1.9)	11.5	(3.2)	(29.8)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.4	—	6.4
Net income (loss) attributable to Crestwood Midstream Partners LP	$(36.2)	$(1.9)	$5.1	$(3.2)	$(36.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$587.6	$—	$—	$587.6
Costs of product/services sold	—	466.7	—	—	466.7
Expenses:
Operations and maintenance	—	33.6	—	—	33.6
General and administrative	13.3	4.0	—	—	17.3
Depreciation, amortization and accretion	—	53.2	—	—	53.2
	13.3	90.8	—	—	104.1
Other operating expense:
Loss on long-lived assets, net	—	(2.1)	—	—	(2.1)
Operating income (loss)	(13.3)	28.0	—	—	14.7
Earnings from unconsolidated affiliates, net	—	—	13.4	—	13.4
Interest and debt expense, net	(27.5)	—	—	—	(27.5)
Equity in net income (loss) of subsidiaries	35.3	—	—	(35.3)	—
Net income (loss)	(5.5)	28.0	13.4	(35.3)	0.6
Net income attributable to non-controlling partners in subsidiaries	—	—	6.1	—	6.1
Net income (loss) attributable to Crestwood Midstream Partners LP	(5.5)	28.0	7.3	(35.3)	(5.5)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,634.0	$—	$—	$2,634.0
Costs of product/services sold	—	2,271.6	—	—	2,271.6
Expenses:
Operations and maintenance	—	103.4	—	—	103.4
General and administrative	50.1	18.9	—	—	69.0
Depreciation, amortization and accretion	—	153.5	—	—	153.5
	50.1	275.8	—	—	325.9
Other operating expense:
Loss on long-lived assets, net	—	(6.3)	—	—	(6.3)
Operating income (loss)	(50.1)	80.3	—	—	30.2
Earnings from unconsolidated affiliates, net	—	—	29.2	—	29.2
Interest and debt expense, net	(74.8)	—	—	—	(74.8)
Loss on modification/extinguishment of debt	(37.7)	—	—	—	(37.7)
Equity in net income (loss) of subsidiaries	90.7	—	—	(90.7)	—
Net income (loss)	(71.9)	80.3	29.2	(90.7)	(53.1)
Net income attributable to non-controlling partners in subsidiaries	—	—	18.8	—	18.8
Net income (loss) attributable to Crestwood Midstream Partners LP	$(71.9)	$80.3	$10.4	$(90.7)	$(71.9)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,725.5	$—	$—	$1,725.5
Costs of product/services sold	—	1,280.1	—	—	1,280.1
Expenses:
Operations and maintenance	—	116.7	—	—	116.7
General and administrative	54.2	13.3	—	—	67.5
Depreciation, amortization and accretion	—	185.2	—	—	185.2
	54.2	315.2	—	—	369.4
Other operating expense:
Loss on long-lived assets, net	—	(34.8)	—	—	(34.8)
Goodwill Impairment	—	(109.7)	—	—	(109.7)
Operating loss	(54.2)	(14.3)	—	—	(68.5)
Earnings from unconsolidated affiliates, net	—	—	26.1	—	26.1
Interest and debt expense, net	(97.9)	—	—	—	(97.9)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	(6.2)	—	—	6.2	—
Net income (loss)	(148.3)	(14.3)	26.1	6.2	(130.3)
Net income attributable to non-controlling partners in subsidiaries	—	—	18.0	—	18.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$(148.3)	$(14.3)	$8.1	$6.2	$(148.3)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(102.6)	$312.0	$23.5	$—	$232.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.8)	(128.6)	—	—	(134.4)
Investment in unconsolidated affiliates	—	—	(46.5)	—	(46.5)
Capital distributions from unconsolidated affiliates	—	—	35.3	—	35.3
Net proceeds from sale of assets	—	1.3	—	—	1.3
Capital distributions from consolidated affiliates	0.9	—	—	(0.9)	—
Net cash used in investing activities	(4.9)	(127.3)	(11.2)	(0.9)	(144.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,209.8	—	—	—	2,209.8
Payments on long-term debt	(2,157.9)	(1.3)	—	—	(2,159.2)
Payments on capital leases	—	(2.2)	—	—	(2.2)
Payments for debt-related deferred costs	(1.0)	—	—	—	(1.0)
Distributions paid	(119.5)	—	(11.4)	—	(130.9)
Distributions to parent	—	—	(0.9)	0.9	—
Taxes paid for unit-based compensation vesting	—	(5.3)	—	—	(5.3)
Change in intercompany balances	175.9	(175.9)	—	—	—
Net cash provided by (used in) financing activities	107.3	(184.7)	(12.3)	0.9	(88.8)

Net change in cash	(0.2)	—	—	—	(0.2)
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$1.1	$—	$—	$—	$1.1

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(140.4)	$371.3	$19.9	$—	$250.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.6)	(77.7)	—	—	(79.3)
Investment in unconsolidated affiliates	—	—	(6.2)	—	(6.2)
Capital distributions from unconsolidated affiliates	—	—	9.2	—	9.2
Net proceeds from sale of assets	—	943.1	—	—	943.1
Capital distributions from consolidated affiliates	11.5	—	—	(11.5)	—
Net cash provided by (used in) investing activities	9.9	865.4	3.0	(11.5)	866.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,364.0	—	—	—	1,364.0
Payments on long-term debt	(2,278.4)	(0.8)	—	—	(2,279.2)
Payments on capital leases	—	(1.5)	—	—	(1.5)
Payments for debt-related deferred costs	(3.4)	—	—	—	(3.4)
Distributions paid	(185.0)	—	(11.4)	—	(196.4)
Distributions to parent	—	—	(11.5)	11.5	—
Taxes paid for unit-based compensation vesting	—	(0.8)	—	—	(0.8)
Change in intercompany balances	1,233.7	(1,233.7)	—	—	—
Other	—	0.1	—	—	0.1
Net cash provided by (used in) financing activities	130.9	(1,236.7)	(22.9)	11.5	(1,117.2)

Net change in cash	0.4	—	—	—	0.4
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$0.5	$—	$—	$—	$0.5

Note 14 – Subsequent Event

In October 2017, we entered into a Purchase Agreement with an affiliate of Kissner Group Holdings LP to sell 100% of our equity interests in US Salt, LLC (US Salt) for approximately $225 million. US Salt is a solution mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York. US Salt is included in our marketing, supply and logistics segment. Subject to the terms and conditions of the Purchase Agreement (including customary closing conditions and purchase price adjustments), we expect to close the transaction during the fourth quarter of 2017. The impact of this transaction has not been reflected in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2017.

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

For the remainder of 2017 and beyond, we will continue to execute on our plan to better position the Company to emerge from this challenging market environment as a stronger, better capitalized company that can sustainably resume growing its distributions. We will remain focused on efficiently allocating capital expenditures, eliminating costs (through increased operating efficiencies and cost discipline) and strengthening our balance sheet. We expect to focus on expansion and greenfield opportunities in the Delaware Permian and the Bakken shale as further described in "Segment Highlights" below.

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

Gathering and Processing

Bakken. In the Bakken, we are expanding and upgrading our Arrow system water handling facilities, increasing natural gas capacity on the system, and constructing a 30 million cubic feet per day (MMcf/d) natural gas processing facility and associated pipelines that we expect to place into service in late 2017. We believe the installation of a gas processing solution on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation. The anticipated cost of this natural gas processing facility and associated pipeline is approximately $115 million. In conjunction with this project, we are negotiating various amendments and extensions with several of our producer customers, and the impact of these contract negotiations is not expected to have a material impact to our 2017 results of operations.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our joint ventures. Through our Crestwood Permian joint venture, we are expanding both our processing capacity in the region, which includes the construction of a 200 MMcf/d natural gas processing facility in Orla, Texas, and associated pipelines, as well as our interconnection capacity to accommodate greater takeaway options for residue gas and NGLs. The initial cost of the expansion project is expected to cost approximately $170 million with an in-service date in the second half of 2018. We are also developing a crude oil and condensate storage terminal near Orla, Texas that would offer condensate stabilization, truck loading/unloading options and connections to third party pipelines. In addition, we are developing a produced water gathering, disposal and recycling facility in the Delaware Permian. We continue to believe that we are positioned well to benefit from the continued build-out of this world-class resource.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control, and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital costs required to fund the expansion of the Delaware Basin assets, which includes the Orla processing plant and associated pipelines. In October 2017, CPB Subsidiary Holdings LLC, a wholly-subsidiary of Crestwood Permian, entered into a credit agreement with certain lenders. The five year term credit agreement allows for revolving loans, letters of credit and swingline loans in an aggregate principal amount of up to $150 million. Borrowings under the credit agreement will be used to fund expansion projects and for general corporate purposes.

Crestwood Permian Basin has a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system in SWEPI's operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI's gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system is designed to include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. The initial build-out of the Nautilus gathering system was completed on June 6, 2017 and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed fee basis. In October 2017, Shell Midstream purchased a 50% equity interest in Crestwood Permian Basin for approximately $37.9 million in cash. See Item 1. Financial Statements, Note 4 for additional information regarding Crestwood Permian Basin.

During the first half of 2017, we terminated an agreement with a large producer to develop a three-stream gathering system in Reeves County, Texas. We continue to work with this producer and other producers in the area for the potential development of future expansion projects.

Marketing, Supply and Logistics

During 2017, we commenced an in-depth assessment of our trucking and transportation operations to evaluate the markets in which our trucking and transportation business operates, its operating cost structure, customer service levels and organizational efficiencies. Based on this assessment, we, along with our Board of Directors, determined that our trucking and transportation operations should be realigned, including leadership changes, cost reductions, sizing of our fleet and the implementation of rate and profitability key performance indicators. Certain of these changes were implemented during 2017 and will continue throughout the remainder of the year, and we believe these changes will result in improved profitability for this business. Additionally, management plans to realign our trucking operations service capability to be more coordinated with our NGL, crude and water operations and less reliant on third party transportation services. This commercial realignment should allow us to optimize the use of available capacity and position us to reevaluate our trucking and transportation operations in future periods. We anticipate that these realignment efforts will be completed before the end of 2017, which includes the consolidation and relocation of our three corporate offices into two offices located in Houston and Kansas City.

In October 2017, we entered into a Purchase Agreement with an affiliate of Kissner Group Holdings LP to sell 100% of our equity interests in US Salt, LLC (US Salt) for approximately $225 million. US Salt is a solution mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York. We intend to use the proceeds from the divestiture to reduce borrowings under the CMLP credit facility and reinvest in on-going organic growth projects in the Bakken and Delaware Basin discussed above in our Gathering and Processing Segment Highlights. Subject to the terms and conditions of the Purchase Agreement (including customary closing conditions and purchase price adjustments), we expect to close the transaction during the fourth quarter of 2017.

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

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with our 2017 realignment of our Marketing, Supply and Logistics operations and related consolidation and relocation of our corporate offices, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$955.6	$587.6	$2,634.0	$1,725.5	$955.6	$587.6	$2,634.0	$1,725.5
Costs of product/services sold	858.5	466.7	2,271.6	1,280.1	858.5	466.7	2,271.6	1,280.1
Operations and maintenance expense	35.5	33.1	103.4	119.9	35.5	33.6	103.4	116.7
General and administrative expense	22.5	18.3	71.6	70.2	21.4	17.3	69.0	67.5
Depreciation, amortization and accretion	48.1	50.3	145.2	177.0	50.9	53.2	153.5	185.2
Loss on long-lived assets, net	(6.3)	(2.1)	(6.3)	(34.8)	(6.3)	(2.1)	(6.3)	(34.8)
Goodwill impairment	—	—	—	(109.7)	—	—	—	(109.7)
Operating income (loss)	(15.3)	17.1	35.9	(66.2)	(17.0)	14.7	30.2	(68.5)
Earnings from unconsolidated affiliates, net	11.5	13.4	29.2	26.1	11.5	13.4	29.2	26.1
Interest and debt expense, net	(24.2)	(27.5)	(74.8)	(97.9)	(24.2)	(27.5)	(74.8)	(97.9)
Gain (loss) on modification/extinguishment of debt	—	—	(37.7)	10.0	—	—	(37.7)	10.0
Other income, net	0.2	0.2	0.4	0.4	—	—	—	—
Provision for income taxes	(0.1)	(0.2)	—	(0.2)	(0.1)	—	—	—
Net income (loss)	(27.9)	3.0	(47.0)	(127.8)	(29.8)	0.6	(53.1)	(130.3)
Add:
Interest and debt expense, net	24.2	27.5	74.8	97.9	24.2	27.5	74.8	97.9
(Gain) loss on modification/extinguishment of debt	—	—	37.7	(10.0)	—	—	37.7	(10.0)
Provision for income taxes	0.1	0.2	—	0.2	0.1	—	—	—
Depreciation, amortization and accretion	48.1	50.3	145.2	177.0	50.9	53.2	153.5	185.2
EBITDA	44.5	81.0	210.7	137.3	45.4	81.3	212.9	142.8
Unit-based compensation charges	6.2	4.1	18.9	13.4	6.2	4.1	18.9	13.4
Loss on long-lived assets, net	6.3	2.1	6.3	34.8	6.3	2.1	6.3	34.8
Goodwill impairment	—	—	—	109.7	—	—	—	109.7
Earnings from unconsolidated affiliates, net	(11.5)	(13.4)	(29.2)	(26.1)	(11.5)	(13.4)	(29.2)	(26.1)
Adjusted EBITDA from unconsolidated affiliates, net	21.5	21.7	54.9	41.4	21.5	21.7	54.9	41.4
Change in fair value of commodity inventory-related derivative contracts	27.4	7.5	12.5	8.3	27.4	7.5	12.5	8.3
Significant transaction and environmental related costs and other items	1.9	0.5	10.4	11.2	1.9	0.5	10.4	11.2
Adjusted EBITDA	$96.3	$103.5	$284.5	$330.0	$97.2	$103.8	$286.7	$335.5

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net cash provided by operating activities	$95.3	$51.5	$228.2	$244.5	$96.8	$54.8	$232.9	$250.8
Net changes in operating assets and liabilities	(63.6)	6.5	(65.2)	(46.8)	(64.1)	4.0	(66.9)	(46.3)
Amortization of debt-related deferred costs	(1.9)	(1.7)	(5.4)	(5.1)	(1.9)	(1.7)	(5.4)	(5.1)
Interest and debt expense, net	24.2	27.5	74.8	97.9	24.2	27.5	74.8	97.9
Unit-based compensation charges	(6.2)	(4.1)	(18.9)	(13.4)	(6.2)	(4.1)	(18.9)	(13.4)
Loss on long-lived assets, net	(6.3)	(2.1)	(6.3)	(34.8)	(6.3)	(2.1)	(6.3)	(34.8)
Goodwill impairment	—	—	—	(109.7)	—	—	—	(109.7)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	3.0	3.1	2.5	3.9	3.0	3.1	2.5	3.9
Deferred income taxes	—	0.3	0.7	0.9	(0.1)	—	(0.1)	(0.2)
Provision for income taxes	0.1	0.2	—	0.2	0.1	—	—	—
Other non-cash (income) expense	(0.1)	(0.2)	0.3	(0.3)	(0.1)	(0.2)	0.3	(0.3)
EBITDA	44.5	81.0	210.7	137.3	45.4	81.3	212.9	142.8
Unit-based compensation charges	6.2	4.1	18.9	13.4	6.2	4.1	18.9	13.4
Loss on long-lived assets, net	6.3	2.1	6.3	34.8	6.3	2.1	6.3	34.8
Goodwill impairment	—	—	—	109.7	—	—	—	109.7
Earnings from unconsolidated affiliates, net	(11.5)	(13.4)	(29.2)	(26.1)	(11.5)	(13.4)	(29.2)	(26.1)
Adjusted EBITDA from unconsolidated affiliates, net	21.5	21.7	54.9	41.4	21.5	21.7	54.9	41.4
Change in fair value of commodity inventory-related derivative contracts	27.4	7.5	12.5	8.3	27.4	7.5	12.5	8.3
Significant transaction and environmental related costs and other items	1.9	0.5	10.4	11.2	1.9	0.5	10.4	11.2
Adjusted EBITDA	$96.3	$103.5	$284.5	$330.0	$97.2	$103.8	$286.7	$335.5

Segment Results

The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$434.4	$6.2	$515.0	$279.3	$18.3	$290.0
Intersegment revenues	29.9	1.2	(31.1)	24.8	1.5	(26.3)
Costs of product/services sold	378.6	0.2	479.7	226.1	0.1	240.5
Operations and maintenance expenses	16.2	1.0	18.3	17.4	2.5	13.2
Gain (loss) on long-lived assets	(3.9)	—	0.6	(2.0)	(0.1)	—
Earnings from unconsolidated affiliates, net	4.3	7.2	—	5.5	7.9	—
EBITDA	$69.9	$13.4	$(13.5)	$64.1	$25.0	$10.0

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$1,208.1	$24.7	$1,401.2	$787.7	$131.5	$806.3
Intersegment revenues	94.3	4.7	(99.0)	75.9	3.0	(78.9)
Costs of product/services sold	1,049.9	0.3	1,221.4	632.2	4.9	643.0
Operations and maintenance expenses	51.8	3.4	48.2	56.1	18.2	45.6
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Gain (loss) on long-lived assets	(3.9)	—	0.6	(2.0)	(32.8)	—
Earnings from unconsolidated affiliates, net	7.7	21.5	—	16.5	9.6	—
EBITDA	$204.5	$47.2	$33.2	$181.2	$74.5	$(48.6)

Crestwood Midstream

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$434.4	$6.2	$515.0	$279.3	$18.3	$290.0
Intersegment revenues	29.9	1.2	(31.1)	24.8	1.5	(26.3)
Costs of product/services sold	378.6	0.2	479.7	226.1	0.1	240.5
Operations and maintenance expenses	16.2	1.0	18.3	17.4	3.0	13.2
Gain (loss) on long-lived assets	(3.9)	—	0.6	(2.0)	(0.1)	—
Earnings from unconsolidated affiliates, net	4.3	7.2	—	5.5	7.9	—
EBITDA	$69.9	$13.4	$(13.5)	$64.1	$24.5	$10.0

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$1,208.1	$24.7	$1,401.2	$787.7	$131.5	$806.3
Intersegment revenues	94.3	4.7	(99.0)	75.9	3.0	(78.9)
Costs of product/services sold	1,049.9	0.3	1,221.4	632.2	4.9	643.0
Operations and maintenance expenses	51.8	3.4	48.2	56.1	15.0	45.6
Goodwill impairment	—	—	—	(8.6)	(13.7)	(87.4)
Gain (loss) on long-lived assets	(3.9)	—	0.6	(2.0)	(32.8)	—
Earnings from unconsolidated affiliates, net	7.7	21.5	—	16.5	9.6	—
EBITDA	$204.5	$47.2	$33.2	$181.2	$77.7	$(48.6)

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $5.8 million and $23.3 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

During the three and nine months ended September 30, 2017, our gathering and processing segment's revenues increased by approximately $160.2 million and $438.8 million compared to the same periods in 2016, partially offset by an increase in costs of product/services sold of approximately $152.5 million and $417.7 million. These increases were primarily driven by our Arrow operations, which experienced a $176.1 million and $442.3 million increase in revenues and a $166.1 million and $419.7 million increase in costs of product/services sold during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in Arrow's revenues and costs was primarily driven by higher average prices on Arrow's agreements under which it purchases and sells crude oil. In addition, our crude, gas and water volumes increased by 31%, 12% and 29%, respectively, during the nine months ended September 30, 2017 compared to the same period in 2016, due to the connection of 78 wells on our Arrow system during the nine months ended September 30, 2017 compared to 31 wells during the same period in 2016, and higher initial production rates experienced on those connected wells in 2017 compared to 2016.

Partially offsetting the increase in our gathering and processing segment's revenues and costs from our Arrow operations during the three months ended September 30, 2017 compared to the same period in 2016, were lower revenues and costs of approximately $16.1 million and $11.4 million, respectively, from our Permian operations as a result of the deconsolidation of Crestwood New Mexico in June 2017 due to the contribution of these assets to Crestwood Permian. For a further discussion of this transaction, see Item 1. Financial Statements, Note 4.

Our gathering and processing segment's operations and maintenance expenses decreased approximately $1.2 million and $4.3 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to continued cost-reduction efforts undertaken in our operations and the deconsolidation of Crestwood New Mexico.

The comparability of our G&P segment's EBITDA was impacted by an $8.6 million goodwill impairment recorded during the first quarter of 2016 related to our Marcellus operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Our gathering and processing segment's EBITDA was also impacted by a decrease in earnings from our unconsolidated affiliates of approximately $1.2 million and $8.8 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The decrease was primarily driven by a reduction in revenues at our Jackalope equity investment as a result of the restructuring of its contracts with Chesapeake Energy Corporation (Chesapeake) effective January 1, 2017. Jackalope and Chesapeake replaced the cost-of-service based contract with a fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period. Partially offsetting the decrease in equity earnings from our Jackalope equity investment was an increase in equity earnings from our Crestwood Permian equity investment of approximately $2.8 million and $2.2 million during the three and nine months ended September 30, 2017 primarily due to the contribution of Crestwood New Mexico to Crestwood Permian in June 2017, and the Nautilus system coming online in June 2017.

Storage and Transportation

EBITDA for CMLP's storage and transportation segment decreased by approximately $11.1 million and $30.5 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The comparability of our storage and transportation segment's results was impacted by a $32.9 million loss recognized on the deconsolidation of our Northeast storage and transportation assets as a result of the contribution of these assets to Stagecoach Gas in June 2016. The deconsolidation of the Northeast storage and transportation assets resulted in lower revenues and costs of product/services sold of approximately $74.1 million and $4.6 million, respectively, during the nine months ended September 30, 2017 compared to the same period in 2016. We also experienced lower operations and maintenance expenses of approximately $11.6 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily as a result of the deconsolidation of the Northeast storage and transportation assets.

Our storage and transportation segment's revenues was also impacted by lower revenues of approximately $11.6 million and $31.0 million from our COLT Hub operations during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The decrease was primarily due to a reduction in our rail throughput revenues resulting from lower rail loading volumes as a result of two rail loading contracts that expired in late 2016 and the in-service of the Dakota Access Pipeline system.

The comparability of our storage and transportation segment's EBITDA was also impacted by a $13.7 million goodwill impairment recorded during the first quarter of 2016 related to our COLT Hub operations. For a further discussion of our goodwill impairments recorded during 2016, see Item 1. Financial Statements, Note 2.

Our storage and transportation segment's EBITDA was impacted by an increase in earnings from our unconsolidated affiliates. As discussed above, in June 2016, we deconsolidated our Northeast storage and transportation assets as a result of the Stagecoach Gas transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $19.0 million during the nine months ended September 30, 2017. Earnings from our Tres Holdings equity investment increased by approximately $2.2 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to property tax accruals recorded by Tres Holdings during 2016.

EBITDA for CEQP's storage and transportation segment decreased by approximately $11.6 million and $27.3 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The change in CEQP's storage and transportation segment's EBITDA period over period was due to all the factors as discussed above for CMLP. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios' 2012 and 2013 property tax years which resulted in CEQP recording additional net property taxes (including interest and penalties) of approximately $2.9 million during the nine months ended September 30, 2016.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $23.5 million for the three months ended September 30, 2017 compared to the same period in 2016, while we experienced an increase in EBITDA of approximately $81.8 million during the nine months ended September 30, 2017 compared to the same period in 2016. The comparability of our marketing, supply and logistics segment's results was impacted by goodwill impairments of approximately $87.4 million recorded during 2016. For a further discussion of our goodwill impairments recorded during the first quarter of 2016, see Item 1. Financial Statements, Note 2.

Our supply and logistics operations experienced an increase in revenues of approximately $105.3 million and $302.8 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016, and an increase in costs of product/services sold of approximately $117.8 million and $297.3 million during those same periods. During 2016, we experienced unseasonably warm weather which resulted in lower demand for NGLs compared to 2017. The costs of product/services sold increases include a loss of $24.1 million and $22.6 million on our commodity-based derivative contracts during the three and nine months ended September 30, 2017 and a $2.1 million and $4.1 million gain on commodity-based derivative contracts during the three and nine months ended September 30, 2016. The loss on our commodity-based derivative contracts during the three and nine months ended September 30, 2017 resulted from higher average NGL prices during the third quarter of 2017 compared to the prior periods, which resulted in an increase in our liabilities from price risk management activities associated with contracts that provide fixed prices on future sales of our NGL inventory.

During the three and nine months ended September 30, 2017, our storage and terminals operations (including our West Coast operations) experienced a $39.0 million and $104.1 million increase in revenues compared to the same periods in 2016 and a $45.1 million and $109.4 million increase in costs of product/services sold during those same periods. These increases were primarily driven by increases in NGL prices during the three months ended September 30, 2017, and the increase in our costs of product/services sold more than offset the increase in our revenues due to decreasing demand from our refinery customers primarily on the West Coast.

Revenues from our crude marketing operations increased by approximately $76.5 million and $172.4 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016. In addition, we experienced an increase in our costs of product/services sold of approximately $76.0 million and $172.0 million. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Our NGL and crude trucking operations continued to experience a decline in demand for their services due to lower supply volumes, increased competition, excess trucking capacity in the marketplace and lower commodity prices during the three and nine months ended September 30, 2017 compared to the same periods in 2016, resulting in a $2.8 million and $12.3 million decrease in revenues and a $1.1 million and $5.0 million decrease in costs of product/services sold period over period.

Our marketing, supply and logistics segment's operations and maintenance expenses increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to a $3.1 million property tax refund received during the third quarter of 2016 related to our West Coast operations.

Other EBITDA Results

General and Administrative Expenses. During the three and nine months ended September 30, 2017, our general and administrative expenses increased compared to the same periods in 2016, primarily due to an increase in unit-based compensation charges based on higher average awards outstanding in 2017 compared to 2016 and the impact of performance units granted during 2017 under the Crestwood Equity LTIP. For a further discussion of Crestwood Equity's Long Term Incentive Plan, see Item 1. Financial Statements, Note 2. In addition, we incurred additional costs during the third quarter of 2017 as a result of the relocation of Crestwood's Houston corporate headquarters.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense decreased during the nine months September 30, 2017 compared to the same period in 2016, primarily due to the deconsolidation of the Northeast storage and transportation assets in June 2016 and Crestwood New Mexico operations in June 2017.

Interest and Debt Expense, Net. Interest and debt expense, net decreased by approximately $3.3 million and $23.1 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to the repayments of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Credit facility	$5.5	$2.9	$13.3	$16.0
Senior notes	18.2	22.8	58.3	77.1
Other debt-related costs	1.7	1.9	5.4	5.4
Gross interest and debt expense	25.4	27.6	77.0	98.5
Less: capitalized interest	1.2	0.1	2.2	0.6
Interest and debt expense, net	$24.2	$27.5	$74.8	$97.9

Loss on Modification/Extinguishment of Debt. During the nine months ended September 30, 2017, we recognized a loss on extinguishment of debt of approximately $37.7 million in conjunction with the tender of the remaining principal amounts of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. During the nine months ended September 30, 2016, we recognized a gain of $10 million on the early tender of principal amounts under Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. For a further discussion of these repayments, see Item 1. Financial Statements, Note 7.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under the CMLP credit facility, and sales of equity and debt securities. Our operating subsidiaries use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

We pay quarterly distributions of approximately $15 million to our preferred unitholders. In November 2017, we will pay the distribution related to the quarter ended September 30, 2017 to our preferred unitholders in cash in lieu of issuing additional preferred units, and beginning with the quarter ending December 31, 2017, we will be required to make all future quarterly distributions to our preferred unitholders in cash. We believe our operating cash flows will well exceed our quarterly distributions at the current level and cash distributions to our preferred unitholders.

As described in Segment Highlights - Marketing, Supply and Logistics above, we have entered into an agreement to sell our US Salt operations for approximately $225 million. We intend to use the proceeds from the divestiture to reduce borrowings under the CMLP credit facility and reinvest in on-going organic growth projects in the Bakken and Delaware Basin discussed above in our Gathering and Processing Segment Highlights, and we expect the proceeds from this divestiture will eliminate the need to access the equity capital markets to fund our current 2017 and 2018 capital programs.

As of September 30, 2017, Crestwood Midstream had $548.7 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2017, Crestwood Midstream was in compliance with all of its debt covenants applicable to its credit facility and senior notes.

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

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$228.2	$244.5
Net cash provided by (used in) investing activities	(144.3)	866.8
Net cash used in financing activities	(84.1)	(1,110.8)

Operating Activities

Our operating cash flows decreased approximately $16.3 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in costs of product/services sold of approximately $964.8 million primarily from our gathering and processing and marketing, supply and logistics segments' operations discussed above, partially offset by a $908.5 million increase in operating revenues from these segments' operations. In addition, we experienced lower operations and maintenance expenses of approximately $16.5 million primarily due to the deconsolidation of our Northeast storage and transportation assets in June 2016. The decrease in our net operating cash flows described above was partially offset by a $18.4 million net cash inflow from working capital primarily resulting from lesser working capital requirements from our NGL and crude trucking operations.

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

We anticipate that our growth capital expenditures for the remainder of 2017 will increase the operating efficiencies of our systems and generate meaningful contributions to our results of operations beginning in 2018. We expect to finance our growth and maintenance capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our joint ventures and borrowings under the CMLP credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the nine months ended September 30, 2017 (in millions).

Growth capital	$97.5
Maintenance capital	16.1
Other (1)	20.8
Purchases of property, plant and equipment	134.4
Reimbursements of property, plant and equipment	(18.8)
Net	$115.6

(1) Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

Financing Activities

Significant items impacting our financing activities during the nine months ended September 30, 2017 and 2016, included the following:

Equity Transactions

•	Beginning in 2016, we declared a decrease in distributions paid per limited partner unit from $1.375 to $0.60. This reduction resulted in a decrease in distributions paid to partners of approximately $53.0 million during the nine months ended September 30, 2017 compared to the same period in 2016;

•	$10.6 million of net proceeds from the issuances of CEQP common units during the nine months ended September 30, 2017; and

•
Increase in taxes paid for unit-based compensation vesting of approximately $4.5 million primarily due to higher vesting of unit-based compensation awards during the nine months ended September 30, 2017 compared to the same period in 2016.

Debt Transactions

•
During the nine months ended September 30, 2017, our debt-related transactions resulted in net proceeds of approximately $49.6 million compared to net repayments of $918.8 million during the same period in 2016. This variance is primarily due to repayments of amounts outstanding under our Credit Facility with the proceeds from our Stagecoach Gas transaction and repayments of Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. For a further discussion of these transactions, see Item 1. Financial Statements, Notes 4 and 7.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2016 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2016 to September 30, 2017.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

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

3.5
Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.3A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.6
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.7
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013 (incorporated by reference to Exhibit 3.4A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated as of April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP's Form 8-K filed on April 11, 2014)

3.9
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partner LP’s Form 8-K filed on October 1, 2015)

3.10
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP's Form 8-K filed on October 1, 2015)

3.11	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

3.12
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

4.1
Indenture, dated as of March 14, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Midstream’s Form 8- K filed on March 15, 2017)

4.2	Form of 5.75% Senior Note due 2025 (included in Exhibit 4.1)

4.3
Registration Rights Agreement, dated as of March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Crestwood Midstream’s Form 8- K filed on March 15, 2017)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 2, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	November 2, 2017	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)