Form 10-K
period 2017-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2018-02-26
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017).

Crestwood Equity Partners LP	$1.1 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 12, 2018).

Crestwood Equity Partners LP	$26.95 per common unit	71,231,599
Crestwood Midstream Partners LP	None	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	None
Crestwood Midstream Partners LP	None
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

Item 15 of Part IV of this Annual Report includes separate financial statements (i.e., balance sheets, statements of operations, statements of comprehensive income, statements of partners’ capital and statements of cash flows, as applicable) for Crestwood Equity Partners LP and Crestwood Midstream Partners LP. The notes accompanying the financial statements are presented on a combined basis for each registrant. Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of Part II is presented for each registrant.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

GLOSSARY

The terms below are common to our industry and used throughout this report.

/d	per day
AOD	Area of dedication, which means the acreage dedicated to a company by an oil and/or natural gas producer under one or more contracts.
ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
Barrels (Bbls)	One barrel of petroleum products equal to 42 U.S. gallons.
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

MMBbls	One million barrels.
MMcf	One million cubic feet of natural gas.
Natural gas	A gaseous mixture of hydrocarbon compounds, primarily methane together with varying quantities of ethane, propane, butane and other gases.
Natural Gas Act	Federal law enacted in 1938 that established the FERC’s authority to regulate interstate pipelines.
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

PART I

Item 1. Business

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, and (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries Unless otherwise indicated, information contained herein is reported as of December 31, 2017.

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

Crestwood Equity is a holding company. All of our consolidated operating assets are owned by or through our wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership. Our consolidated operating assets primarily include:

•	natural gas facilities with approximately 2.4 Bcf/d of gathering capacity and 0.5 Bcf/d of processing capacity;

•
NGL facilities with approximately 20,000 Bbls/d of fractionation capacity and 3.1 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 195,000 Bbls/d of NGLs; and

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.5 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity and 160,000 Bbls/d of rail loading capacity.

In addition, through our equity investments in joint ventures, we have ownership interests in:

•
natural gas facilities with approximately 0.3 Bcf/d of gathering capacity, 0.2 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity, and 1.5 Bcf/d of transportation capacity; and

•	crude oil facilities with approximately 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of working storage capacity.

Our primary business objective is to maximize the value of Crestwood for our unitholders.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2017:

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
52,812,863
71,257,445
Crestwood Equity Partners LP NYSE: CEQP (Delaware)
7,484,449 Common Units
100%
IPCH Acquisition Corp. (Delaware) 84,742 Class A Units
99.5%
Crestwood Midstream GP LLC (Delaware)
99.9%LP
CEQP Finance Corp. (Delaware)
0.5% - Preferred Interest
100%
Non-Economic GP Interest
Crestwood Partners LLC (Delaware) 401,984 Class A Units
Crestwood Gas Services GP LLC (Delaware)
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Crestwood Equity. Crestwood Equity GP LLC, which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings, which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), also owns approximately 25% of Crestwood Equity’s common units and all of its subordinated units as of December 31, 2017.

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

Gathering and Processing

Our G&P operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes our operations and investments that own (i) our crude oil, gas and produced water gathering systems in the Bakken Shale play; (ii) rich gas gathering systems and processing plants in the Bakken, Marcellus, Barnett, Delaware Permian and Powder River Basin Shale plays; and (iii) dry gas gathering systems in the Barnett, Fayetteville and Delaware Permian Shale plays.

The table below summarizes certain information about our G&P systems (including our equity investments) as of December 31, 2017:

Shale Play (State)	Counties / Parishes	Pipeline (Miles)	Gathering Capacity	2017 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Bakken North Dakota	McKenzie and Dunn	640 (1)	100 MMcf/d - natural gas gathering 125 MBbls/d - crude oil gathering 40 MBbls/d - water gathering	48 MMcf/d - natural gas gathering 80 MBbls/d - crude oil gathering 35 MBbls/d - water gathering	18,000	1	30	150,000
Marcellus West Virginia	Harrison, Barbour and Doddridge	80	875 MMcf/d	423 MMcf/d	131,380	—	—	140,000
Barnett Texas	Hood, Somervell, Tarrant, Johnson and Denton	507	925 MMcf/d	319 MMcf/d	153,465	1	425	140,000
Fayetteville Arkansas	Conway, Faulkner, Van Buren, and White	173	510 MMcf/d	46 MMcf/d	18,670	—	—	143,000
Granite Wash Texas	Roberts	36	36 MMcf/d	10 MMcf/d	10,400	1	36	22,000
Delaware Permian(2) New Mexico/Texas	Eddy (New Mexico) Loving, Reeves, Ward, Culberson (Texas)	189	165 MMcf/d	74 MMcf/d	33,310 (3)	2	75	214,000
Powder River Basin (3) Wyoming	Converse	211	140 MMcf/d	60 MMcf/d	50,895	1	120	358,000

(1)	Consists of 262 miles of natural gas gathering pipeline, 183 miles of crude oil gathering pipeline, and 195 miles of produced water gathering pipeline.

(2)	Our Delaware Permian assets in New Mexico and Texas are owned by Crestwood Permian Basin Holdings LLC (Crestwood Permian), our 50% equity method investment.

(3)	Includes 16,800 HP that is owned and operated by a third party under a compression services agreement.

(4)	Our Powder River Basin assets are owned by Jackalope Gas Gathering Services, L.L.C. (Jackalope), our 50% equity method investment.

We generate G&P revenues predominantly under fee-based contracts, which minimizes our commodity price exposure and provides less volatile operating performance and cash flows. Our principal G&P systems are described below.

Bakken

Our Arrow system gathers crude oil, rich gas and produced water from wells operating on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota.  Located approximately 60 miles southeast of the COLT Hub, the Arrow system connects to our COLT Hub through Hiland Partners, LP (Hiland) and Andeavor crude oil pipeline systems.  The Arrow system includes approximately 640 miles of gathering lines, a 23-acre central delivery point with 266,000 Bbls of crude oil working storage capacity and multiple pipeline take-away outlets, and salt water disposal wells. We are completing construction of a 30 MMcf/d natural gas processing facility (Bear Den) and associated pipelines that began receiving gas in late 2017. Our operations are anchored by long-term gathering contracts with producers who have dedicated over 150,000 acres to the Arrow system, and our underlying contracts largely provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

Marcellus

We own and operate natural gas gathering and compression systems in Harrison, Doddridge and Barbour Counties, West Virginia. These systems consist of 80 miles of low pressure gathering lines and nine compression and dehydrations stations with 131,380 horsepower. Through these systems, we provide midstream services, primarily to Antero Resources Corporation (Antero), under long-term, fixed-fee contracts across two operating areas: our eastern area of operation (East AOD), where we are the exclusive gatherer, and our western area of operation (Western Area), where we provide compression services.

In the East AOD, we provide gathering, dehydration and compression services, on a fixed-fee basis, to Antero on approximately 140,000 gross acres dedicated pursuant to a 20-year gathering and compression agreement. Under the gathering agreement, Antero provides for an annual minimum volume commitment of 450 MMcf/d in 2018. We gather and ultimately redeliver Antero’s production to MarkWest Energy Partners, L.P.’s Sherwood gas processing plant and various regional pipeline systems.

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

Our Cowtown system, which is located principally in the southern portion of the Fort Worth Basin, consists of pipelines that gather rich gas produced by customers and deliver the volumes to our plants for processing and the Cowtown plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. For the year ended December 31, 2017, our processing plant had a total average throughput of 114 MMcf/d of natural gas with an average NGL recovery of 9,541 Bbls/d. In June 2015, we diverted processing volumes from our Corvette plant to the Cowtown plant but we continue to use the compression facilities at the Corvette plant.

Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a dry gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a dry gas gathering system and a related dehydration, compression and amine treating facility.

Fayetteville

We own and operate five systems in the Fayetteville Shale, including the Twin Groves, Prairie Creek, Woolly Hollow, Wilson Creek, and Rose Bud systems. Our Twin Groves, Prairie Creek, and Woolly Hollow systems (Conway and Faulkner Counties) consist of three gas gathering, compression, dehydration and treating facilities. Our Wilson Creek system (Van Buren County) consists of a gas gathering system and related dehydration and compression facilities. Our Rose Bud system (White County) consists of a gas gathering system. All of our systems gather natural gas produced by customers and deliver customers’ gas to unaffiliated pipelines for sale downstream.

Equity Investments

Delaware Permian

In October 2016, Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian, to fund and own a natural gas gathering system (the Nautilus gathering system) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the Crestwood Permian joint venture 100% of the equity interest of Crestwood Permian Basin LLC (Crestwood Permian Basin), which owns the Nautilus gathering system. We manage the joint venture under a long-term management agreement and we account for our 50% ownership interest in Crestwood Permian under the equity method of accounting.

Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate the Nautilus gathering system in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The initial build-out of the Nautilus gathering system was completed on June 6, 2017, and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,080 horsepower of compression and a high pressure delivery point. From the date it was placed into service to December 31, 2017, the Nautilus gathering system had an average throughput of 35 MMcf/d. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI under a 20-year fixed-fee gathering agreement. In October 2017, Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, purchased a 50% equity interest in Crestwood Permian Basin.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC
(Crestwood New Mexico), our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New
Mexico. These assets consist of two dry gas gathering systems (Las Animas systems) and one rich gas gathering system and processing plant (Willow Lake system). Our Willow Lake system includes two plants with a combined capacity of 75MMcf/d processing plant, which are supported by a 10-year fixed-fee agreement with Concho Resources Inc. (Concho) and a seven year contract with Mewbourne Oil Co. (Mewbourne). We deconsolidated Crestwood New Mexico as a result of the contribution. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital cost required to fund the expansion of the Delaware Basin assets, which includes a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant). See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Crestwood Permian.

Powder River Basin

Our G&P segment includes our 50% equity interest in the Jackalope joint venture with Williams Partners LP (Williams), which we account for under the equity method of accounting. The joint venture, operated by Williams, owns the Jackalope gas gathering system, which serves a 358,000 gross acre dedication operated by Chesapeake Energy Corporation (Chesapeake) in Converse County, Wyoming. The Jackalope system consists of approximately 211 miles of gathering pipelines, 50,895 horsepower of compression and a 120 MMcf/d processing plant (Bucking Horse). The system connects to 100 well pads and is supported by a 10-year gathering and processing agreement with Chesapeake that includes minimum revenue guarantees for a five to seven year period. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Jackalope.

The table below summarizes certain contract information of our G&P operations (including our equity investments) as of December 31, 2017:

Shale Play	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Major Customers	Weighted Average Remaining Contract Terms (in years)
Bakken	Gathering - crude oil, natural gas and water	Mixed	150,000	WPX, Bruin E&P Partners, LLC, Rimrock Energy Partners, LLC, XTO Energy, QEP Resources, Inc., Enerplus	8
Marcellus	Gathering	Fixed-fee	140,000	Antero	14
	Compression	Fixed-fee	—	Antero	2
Barnett	Gathering	Mixed	140,000	BlueStone, Devon Energy, Tokyo Gas America Ltd. (Tokyo Gas)	7
	Processing	Mixed	—	BlueStone, Devon Energy, Tokyo Gas	9
	Compression	Mixed	—	BlueStone, Devon Energy, Tokyo Gas	7
Fayetteville	Gathering	Fixed-fee	143,000	BHP Billiton Petroleum (BHP)	7
	Treating	Fixed-fee	—	BHP	7
Granite Wash	Gathering	Fixed-fee	22,000	Sabine Oil and Gas	7
	Processing	Mixed	—	Sabine Oil and Gas	7
Permian	Gathering	Fixed-fee	214,000	Mewbourne, Concho, Marathon Oil Corp, SWEPI	7
	Processing	Mixed	—	Mewbourne, Matador	4
Powder River Basin	Gathering	Fixed-fee	358,000	Chesapeake	10
	Processing	Fixed-fee	—	Chesapeake	10

(1)	Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percent-of-proceeds and fixed-fee arrangements.

Storage and Transportation

Our S&T operations include our COLT Hub, one of the largest crude-by-rail terminals serving Bakken crude oil production, and our equity investments in three joint ventures that own five high-performance natural gas storage facilities with an aggregate certificated working gas storage capacity of approximately 75.8 Bcf, three natural gas pipeline systems with an aggregate firm transportation capacity of 1.5 Bcf/d, and crude oil facilities with approximately 380,000 Bbls of crude oil working storage capacity and 20,000 Bbls/d of rail loading capacity.

COLT Hub

The COLT Hub consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota. It has approximately 1.2 MMBbls of crude oil storage capacity and is capable of loading up to 160,000 Bbls/d. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile 10-inch bi-directional proprietary pipeline that connects the COLT terminal to our storage tank at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC and Hiland crude oil gathering systems and the Dakota Access Pipeline (DAPL) interstate pipeline system at the COLT terminal, and the Enbridge Energy Partners, L.P. and Andeavor interstate pipeline systems at Dry Fork. The gathering systems connected to the COLT Hub can deliver up to approximately 350,000 Bbls/d of crude oil to our terminal.

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

The Stagecoach Gas joint venture owns and operates four natural gas storage facilities located in New York and Pennsylvania. The facilities are located near major shale plays and demand markets, have low maintenance costs and long useful lives. They have comparatively high cycling capabilities, and their interconnectivity with interstate pipelines offers significant flexibility to customers. These natural gas storage facilities, each of which generates fee-based revenues as of December 31, 2017, include:

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

Tres Palacios Storage Facility. Our storage and transportation segment includes our 50.01% equity interest in Tres Palacios Holdings LLC (Tres Holdings), which we account for under the equity method of accounting. Tres Palacios Gas Storage LLC (Tres Palacios), a wholly-owned subsidiary of Tres Holdings, owns a FERC-certificated 34.9 Bcf multi-cycle salt dome natural gas storage facility located in Texas. We manage the joint venture’s operations under a long-term management agreement.

The Tres Palacios natural gas storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.’s (Kinder Morgan) Houston Central processing plant. The certificated maximum injection rate of the Tres Palacios storage facility is 1,000 MMcf/d and the certificated maximum withdrawal rate is 2,500 MMcf/d. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our ownership interest in Tres Palacios.

The following provides additional information about the natural gas storage facilities of our S&T equity investments as of December 31, 2017:

Storage Facility / Location	Certificated Working Gas Storage Capacity (Bcf)		Certificated Maximum Injection Rate (MMcf/d)	Certificated Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, NY; Bradford County, PA	26.2		250	500	TGP’s 300 Line; Millennium; UGI’s Sunbury Pipeline,(1) Transco’s Leidy Line(1)
Thomas Corners Steuben County, NY	7.0		70	140	TGP’s 200 Line; Millennium; Dominion
Seneca Lake Schuyler County, NY	1.5	(2)	73	145	Dominion; Millennium
Steuben Steuben County, NY	6.2		30	60	TGP’s 200 Line; Millennium; Dominion
Northeast Storage Total	40.9		423	845
Tres Palacios	34.9		1,000	2,500	Multiple(3)
Total	75.8		1,423	3,345

(1)	Stagecoach is connected to UGI Energy Services, LLC’s (UGI) Sunbury Pipeline and Transcontinental Gas Pipe Line Corporation’s (Transco) Leidy Line through the MARC I Pipeline.

(2)	Stagecoach Gas has been authorized by the FERC to expand the facility’s working gas storage capacity to 2 Bcf.

(3)
Tres Palacios is interconnected to Florida Gas Transmission Company, LLC, Kinder Morgan Tejas Pipeline, L.P., Houston Pipe Line Company LP, Central Texas Gathering System, Natural Gas Pipeline Company of America, Transco, TGP, Gulf South Pipeline, Valero Natural Gas Pipeline Company, Channel Pipeline Company, and Texas Eastern Transmission, L.P.

Transportation Facilities. Stagecoach Gas owns three natural gas pipeline systems located in New York and Pennsylvania. These natural gas transportation facilities include:

•
North-South Facilities - include compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south pipeline laterals. The bi-directional interstate facilities provide more than 538 MMcf/d of firm interstate transportation capacity to shippers. The North-South Facilities generate fee-based revenues under a negotiated rate structure authorized by the FERC.

•
MARC I Pipeline - a 39-mile, 30-inch diameter interstate natural gas pipeline that connects the North-South Facilities and TGP’s 300 Line in Bradford County, Pennsylvania, with UGI’s Sunbury Pipeline and Transco’s Leidy Line, both in Lycoming County, Pennsylvania. The bi-directional pipeline provides more than 925 MMcf/d of firm interstate transportation capacity to shippers. The MARC I Pipeline generates fee-based revenues under a negotiated rate structure authorized by the FERC.

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

Rail Loading Facility. Crestwood Crude Logistics LLC, our wholly-owned subsidiary, has a 50.01% equity interest in Powder River Basin Industrial Complex, LLC (PRBIC), which owns an integrated crude oil loading, storage and pipeline terminal located in Douglas County, Wyoming. PRBIC provides a market for crude oil production from the Powder River Basin. The joint venture, which is operated by our joint venture partner, Twin Eagle Resource Management, LLC (Twin Eagle), sources crude oil production from Chesapeake and other Powder River Basin producers. PRBIC includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. PRBIC expanded its pipeline terminal to include connections to Kinder Morgan’s Double H Pipeline system in July 2015 and Plains All American Pipeline’s Rocky Mountain Pipeline system in March 2016. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in PRBIC.

The table below summarizes certain contract information associated with the COLT Hub and the assets of our S&T equity investments as of December 31, 2017:

Facility	Type of Services	Type of Contracts(1)(2)	Contract Volumes	Major Customers	Weighted Average Remaining Contract Terms (in years)
COLT	Rail Loading and Transportation	Mixed	31 MBbl/d	U.S. Oil, Flint Hills Resources, Sunoco Logistics	2
NE S&T Joint Venture:
North-South Facilities	Transportation	Firm	538 MMcf/d	Southwestern Energy, Consolidated Edison, Anadarko Energy Services Company (Anadarko)	2
MARC I Pipeline	Transportation	Firm	925 MMcf/d	Chesapeake, Anadarko, Chief Oil and Gas	3
East Pipeline	Transportation	Firm	30 MMcf/d	NY State Electric & Gas Corp	3
Stagecoach	Storage	Firm	26.3 Bcf	Consolidated Edison, Merrill Lynch Commodities Inc (Merrill Lynch), New Jersey Natural Gas, Repsol Energy North America Corporation (Repsol), Sequent Energy Management	2
Thomas Corners	Storage	Firm	13.0 Bcf	Repsol, Tenaska Gas Storage, LLC	1
Seneca Lake	Storage	Firm	1.5 Bcf	Dominion, NY State Electric & Gas Corp, DTE Energy Trading	2
Steuben	Storage	Firm	9.3 Bcf	PSEG Energy Resources & Trade LLC, Repsol, Pivotal Utility Holdings	1
Tres Palacios Joint Venture	Storage	Firm	28.5 Bcf	Brookfield Infrastructure Group, Anadarko, Exelon, Merrill Lynch, NJR Energy, Repsol	1
PRBIC Joint Venture	Rail Loading	Fixed-fee	10 MBbl/d	Chesapeake	1

(1)
Firm contracts represent take-or-pay contracts whereby our customers agree to pay for a specified amount of storage or transportation capacity, whether or not the capacity is utilized. Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of commodity delivered.

(2)	Mixed contracts include both firm and fixed-fee arrangements.

Marketing, Supply and Logistics

Our MS&L segment includes our supply and logistics business, our storage and terminals business, our West Coast operations and our crude oil, NGL and produced water trucking operations.

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

Storage and Terminals. Our NGL Storage and Terminals operations include our Seymour and Bath storage facilities. The Seymour storage facility is located in Seymour, Indiana, and has 500,000 Bbls of underground NGL storage capacity and 29,000 Bbls of aboveground “bullet” storage capacity. The Seymour facility’s receipts and deliveries are supported by Enterprise’s TEPPCO pipeline, allowing pipeline and truck access. The Bath storage facility is located in Bath, New York and has approximately 2.0 MMBbls of underground NGL storage capacity and is supported by rail and truck terminal facilities capable of loading and unloading 23 rail cars per day and approximately 100 truck transports per day.

West Coast. Our West Coast NGL operations provide processing, fractionation, storage, transportation and marketing services to producers, refiners and other customers. Our facilities located near Bakersfield, California include 24 million gallons of aboveground NGL storage capacity, 25 MMcf/d of natural gas processing capacity, 12,000 Bbls/d of NGL fractionation capacity, 8,000 Bbls/d of butane isomerization capacity, and NGL rail and truck receipt and take-away options. We separate NGLs from natural gas, deliver to local natural gas pipelines, retain NGLs for further processing at our fractionation facility, provide butane isomerization and refrigerated storage services, as well as provide to Western US refineries for motor fuel production. Our isomerization facility chemically changes normal butane to isobutane, which we provide to refineries for motor fuel production. Our operations also consist of wholesale propane assets, primarily including three rail-to-truck terminals located in Hazen, Nevada, Carlin, Nevada, and Shoshoni, Wyoming and a truck terminal located in Salt Lake City, Utah. These terminals are used to provide supply, transportation and storage services to wholesale customers in the western and north central regions of the United States.

Trucking. Our Trucking operations consist of a fleet of owned and leased trucks with 20,000 Bbls/d of crude oil and produced water transportation capacity and 120,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in North Dakota, Montana, Wyoming, Texas, New Mexico, Indiana, Mississippi, New Jersey, Ohio, Utah and California.

Customers

For the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of our total consolidated revenues.

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

Competition

Our G&P operations compete for customers based on reputation, operating reliability and flexibility, price, creditworthiness, and service offerings, including interconnectivity to producer-desired takeaway options (i.e., processing facilities and pipelines). We face strong competition in acquiring new supplies in the production basins in which we operate, and competition customarily is impacted by the level of drilling activity in a particular geographic region and fluctuations in commodity prices. Our primary competitors include other midstream companies with G&P operations and producer-owned systems, and certain competitors enjoy first-mover advantages over us and may offer producers greater gathering and processing efficiencies, lower operating costs and more flexible commercial terms.

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

These federal statutes and PHMSA implementing regulations collectively impose numerous safety requirements on pipeline operators, such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. For example, pursuant to the authority under the NGPSA and HLPSA, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines. The integrity management programs govern pipeline operators’ actions in high-consequence areas, such as areas of high population and areas unusually sensitive to environmental damage. Specifically, integrity management programs require more frequent inspections and other preventative measures to ensure pipeline safety in high consequence areas.

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation. For example, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016, to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act and the 2016 Pipeline Safety Act, as well as any implementation of PHMSA regulations thereunder, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

Furthermore, PHMSA is considering changes to its natural gas pipeline regulations to, among other things: (i) expand the scope of high consequence areas; (ii) strengthen integrity management requirements applicable to existing operators; (iii) strengthen or expand non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and (iv) add new regulations to govern underground facilities that are not currently subject to federal regulation. See “We may incur higher costs as a result of pipeline integrity management program testing and additional safety legislation,” under Item 1A. Risk Factors for further discussion on PHMSA rulemaking. We cannot predict the final outcome of these legislative or regulatory efforts or the precise impact that compliance with any resulting new safety requirements may have on our business and investments.

Future environmental regulatory developments, such as more strict environmental laws or regulations, or more stringent enforcement of the existing regulatory requirements could also directly affect our operations and investments. For example, in June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards will require the use of certain specific emissions control practices, thereby requiring additional controls for pneumatic controllers and pumps, as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in June 2017, the EPA published a proposed rule to stay certain portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards but has not yet published a final rule and, as a result, the 2016 standards are currently in effect.

States are also expected to implement their own rules, which could be more stringent than federal requirements. In matters that could have an indirect adverse effect on our business by decreasing demand for the services that we offer, the EPA has completed a study of potential adverse impacts that certain drilling methods (including hydraulic fracturing) may have on water quality and public health, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Congress has also considered but not adopted, and several states have proposed or enacted, legislation or regulations imposing more stringent or costly requirements for exploration and production companies to develop and produce hydrocarbons.

States are largely preempted by federal law from regulating pipeline safety for interstate pipelines, but most states are certified by the Department of Transportation to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate pipelines, states vary considerably in their authority and capacity to address pipeline safety. Our pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements, and we do not anticipate any significant difficulty in complying with applicable state laws and regulations.

Natural Gas Gathering

Natural gas gathering facilities are exempt from FERC jurisdiction under Section 1(b) of the Natural Gas Act. Although the FERC has not made formal determinations with respect to all of our facilities we consider to be gathering facilities, we believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine whether a pipeline is a gathering pipeline, and not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation. The FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided are not exempt from FERC regulation under the Natural Gas Act and the facility provides interstate service, the rates for, and terms and conditions of, the services provided by such facility would be subject to FERC. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or the Natural Gas Policy Act, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, requirements prohibiting undue discrimination, and complaint-based rate regulation. Our natural gas gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate. These statutes are designed to prohibit discrimination in favor of one producer over another producer, or one source of supply over another source of supply, and generally require our gathering pipelines to take natural gas without undue discrimination as to source of supply or producer. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

The states in which we operate gathering systems have adopted a form of complaint-based regulation, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. To date, these regulations have not had an adverse effect on our systems. We cannot predict whether such a complaint will be filed against us in the future, however, a failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies.

In Texas, we have filed with the Texas Railroad Commission (TRRC) to establish rates and terms of service for certain of our pipelines. Our assets in Texas include intrastate common carrier NGL pipelines subject to the regulation of the TRRC, which requires that our NGL pipelines file tariff publications containing all the rules and the regulations governing the rates and charges for services we perform. NGL pipeline rates may be limited to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

NGL Storage

Our NGL storage terminals are subject primarily to state and local regulation. For example, the Indiana Department of Natural Resources (INDNR) and the New York State Department of Environmental Conservation (NYSDEC) have jurisdiction over the underground storage of NGLs and NGL related well drilling, well conversions and well plugging in Indiana and New York, respectively. Thus, the INDNR regulates aspects of our Seymour facility, and the NYSDEC regulates aspects of the Bath facility, as well as our proposed storage facility near Watkins Glen.

We filed an application with the NYSDEC in October 2009, for an underground storage permit for our Watkins Glen NGL storage development project. The agency issued a Positive Declaration for the project in November 2010, and determined in August 2011 that the Draft Supplemental Environmental Impact Statement we submitted for the project was complete. In 2012, we modified our brine pond designs in response to local concerns and submitted to the NYSDEC final drawings and plans for our revised project design. The NYSDEC published a draft storage permit in October 2014, and held an issues conference in February 2015, to determine if any significant issues remained that would require an adjudicatory hearing. In September 2016, we further modified our project design (i.e., reduced storage capacity, eliminated truck and rail transportation options, and eliminated brine pond capacity) in response to local concerns and perceptions. In September 2017, the Chief Administrative Law Judge ruled that the opponents of the project failed to raise any issues requiring adjudication. This ruling has been appealed to the NYSDEC Commissioner. As part of the US Salt divestiture, we retained all surface and sub-surface rights necessary to place the Watkins Glen NGL storage development project into service once we receive all required regulatory approvals. We cannot predict with certainty if and when the permitting process will be concluded.

Crude Oil Transportation

The transportation of crude oil by common carrier pipelines on an interstate basis is subject to regulation by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. FERC regulations require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. The ICA and FERC regulations also require that such rates be just and reasonable, and to be applied in a non-discriminatory manner so as to not confer undue preference upon any shipper. The transportation of crude oil by common carrier pipelines on an intrastate basis is subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Intrastate common carriers must also offer service to all shippers requesting service on the same terms and under the same rates. Our crude oil pipelines in North Dakota are not common carrier pipelines and, therefore, are not subject to rate regulation by the FERC or any state regulatory commission. We cannot, however, provide assurance that the FERC will not, at some point, either at the request of other entities or on its own initiative, assert that some or all of our crude oil pipelines are subject to FERC requirements for common carrier pipelines, or are otherwise not exempt from the FERC’s filing or reporting requirements, or that such an assertion would not adversely affect our results of operations. In the event the FERC were to determine that these crude oil pipelines are subject to FERC requirements for common carrier pipelines, or otherwise would not qualify for a waiver from the FERC’s applicable regulatory requirements, we would likely be required to (i) file a tariff with the FERC; (ii) provide a cost justification for the transportation charge; (iii) provide service to all potential shippers without undue discrimination; and (iv) potentially be subject to fines, penalties or other sanctions.

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers’ production activities by the NDIC impacts our operations. For example, during 2016, the NDIC approved additional requirements relating to site construction, underground gathering pipelines and spill containment that became effective on October 1, 2016, while other requirements relating to bonding for underground gathering pipelines, and construction of berms around facilities became effective on January 1, 2017. Additionally, on July 1, 2014, the NDIC issued an order pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of certain percentages of natural gas produced in the state by specified dates, and subsequently modified that order in late 2015. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators to meet these gas capture percentage goals would subject those operators to production restrictions, which could reduce the amount of commodities we gather on the Arrow system from our customers, and have a corresponding adverse impact on our business and results of operations.

Portions of our Arrow gathering system, which is located on the Fort Berthold Indian Reservation, may be subject to applicable regulation by the Mandan, Hidatsa & Arikara Nation (MHA Nation). An entirely separate and distinct set of laws and regulations may apply to operators and other parties within the boundaries of the Fort Berthold Indian Reservation. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and the Bureau of Land Management (BLM) promulgate and enforce regulations pertaining to oil and gas operations on Native American lands. These regulations include lease provisions, environmental standards, tribal employment preferences and numerous other matters.

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and BLM. However, Native American tribes possess certain inherent authorities to enact and enforce their own internal laws and regulations as long as such laws and regulations do not supersede or conflict with such federal statutes. These tribal laws and regulations may include various fees, taxes, and requirements to extend preference in employment to tribal members or Indian owned businesses. Further, lessees and operators within a Native American reservation may be subject to the pertinent Native American judiciary system, or barred from litigating matters adverse to the pertinent tribe unless there is a specific waiver of the tribe’s sovereign immunity. Therefore, we may be subject to various applicable laws and regulations pertaining to Native American oil and gas leases, fees, taxes and other burdens, obligations and issues unique to oil and gas operations within Native American reservations. One or more of these applicable regulatory requirements, or delays in obtaining necessary approvals or permits necessary to operate on tribal lands, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project with a Native American reservation. Additionally, we cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way in Native American lands without experiencing significant costs. For example, following a recent decision issued in May 2017 by the Federal Tenth Circuit Court of Appeals that relied, in part, on a previous Federal Eighth Circuit Court of Appeals decision, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators.

In recent years, PHMSA and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary have pursued rules to better assure the safe transport of Bakken crude oil by rail. For example, in May 2015, PHMSA adopted a final rule that includes, among other things, providing new sampling and testing requirements to improve classification of Bakken crude oil transported.  Additional proposed and final rules issued by PHMSA in July 2016 and August 2016, respectively, mandate a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029, and may expand the applicability of comprehensive oil spill response plans so that any railroad transporting a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train will have to have a current, comprehensive, written plan. We, as the owner of a Bakken crude loading terminal, may be adversely affected to the extent more stringent rail transport rules result in more significant operating costs in the shipment of Bakken crude oil by rail or as a result of delays or limitations of such shipments.
Natural Gas Storage and Transportation

Our equity investments’ natural gas pipelines used in gathering, storage and transportation activities are subject to regulation under NGPSA, and all of our equity investments’ crude oil pipelines used in gathering, storage and transportation activities are subject to regulation under HLPSA. On December 14, 2016, PHMSA issued final interim rules that impose new safety related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopt and make mandatory two American Petroleum Institute Recommend Practices that, among other things, address construction, maintenance, risk-management and integrity-management procedures. PHMSA indicated when it issued the interim final rule that the adoption of these safety standards for natural gas storage facilities represent a first step in a multi-phase process to enhance the safety of underground natural gas storage, with more standards likely forthcoming. Most recently, in response to a petition for reconsideration of the interim final rule received in January 2017, PHMSA published a notice in June 2017, advising that the agency intends to consider the issues raised by the petitioners in a final rule, which it currently expects to issue in 2018. At this time, we cannot predict the impact of any future regulatory actions in this area. To the extent we operate or manage natural gas storage facilities owned by our equity investments, we are evaluating the final interim rules and their potential impact on our equity investments. PHMSA’s interim final rules could significantly increase the costs of operating and maintaining natural gas storage facilities.

The interstate natural gas storage and transportation operations of our equity investments are subject to regulation by the FERC under the Natural Gas Act. Subsidiaries of our Stagecoach Gas and Tres Holdings joint ventures are regulated by the FERC as natural gas companies. Under the Natural Gas Act, the FERC has authority to regulate gas transportation services in interstate commerce, which includes natural gas storage services. The FERC exercises jurisdiction over (i) rates charged for services and the terms and conditions of service; (ii) the certification and construction of new facilities; (iii) the extension or abandonment of services and facilities; (iv) the maintenance of accounts and records; (v) the acquisition and disposition of facilities; (vi) standards of conduct between affiliated entities; and (vii) various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable, or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

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

In addition, the Energy Policy Act of 2005 amended the Natural Gas Act to (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce; and (iii) significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, and FERC rules, regulations or orders thereunder. As a result of the Energy Policy Act of 2005, the FERC has the authority to impose civil penalties for violations of these statutes and FERC rules, regulations and orders, up to approximately $1.2 million per day per violation.

The interstate natural gas storage operations of our equity investments are also subject to non-rate regulation by various state agencies. For example, the NYSDEC has jurisdiction over well drilling, conversion and plugging in New York.  The NYSDEC, therefore, regulates aspects of the Stagecoach, Thomas Corners, Seneca Lake and Steuben natural gas storage facilities.

Supply and Logistics

The transportation of crude oil, water and NGLs by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations, which are administered by the United States Department of Transportation, cover the transportation of hazardous materials.

Environmental and Occupational Safety and Health Matters

Our operations and investments are subject to stringent federal, state, regional and local laws and regulations governing the discharge and emission of pollutants into the environment, environmental protection, or occupational health and safety. These laws and regulations may impose significant obligations on our operations, including (i) the need to obtain permits to conduct regulated activities; (ii) restrict the types, quantities and concentration of materials that can be released into the environment; (iii) apply workplace health and safety standards for the benefit of employees; (iv) require remedial activities or corrective actions to mitigate pollution from former or current operations; and (v) impose substantial liabilities on us for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the (i) assessment of sanctions, including administrative, civil and criminal penalties; (ii) imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; (iii) occurrence of delays in permitting or the development of projects; and (iv) issuance of injunctions restricting or prohibiting some or all of the activities in a particular area.

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

•	The Resource Conservation and Recovery Act, which governs the treatment, storage and disposal of non-hazardous and hazardous wastes;

•
The Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, monitoring and reporting requirements and which serves as a legal basis for the EPA to adopt climate change regulatory initiatives relating to greenhouse gas (GHG) emissions;

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

•
The National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of Environmental Assessments or the more detailed Environmental Impact Statements, may be made available for public review and comment;

•
The Endangered Species Act, which restricts activities that may affect federally identified endangered or threatened species, or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas; and

•
The Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

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

In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the largest of the 2014 water releases. We responded to the NOPV in May 2015, and in April 2017, we entered into an Administrative Order on Consent (the Order) with the EPA. The Order requires us to continue to remediate and monitor the impacted area for no less than four years unless all goals of the Order are satisfied earlier. On December 13, 2017, the EPA and Crestwood signed a Combined Complaint and Consent Agreement (CCCA) whereby we agreed to pay a civil penalty of $49,000 to the EPA and purchase emergency response equipment at an estimated cost of approximately $173,000 for the Three Affiliated Tribes as a Supplemental Environmental Project (SEP). The CCCA and SEP concludes the EPA’s penalty phase related to this matter.

In March 2015, we received a grand jury subpoena from the United States Attorney’s Office in Bismarck, North Dakota, seeking documents and information relating to the largest of the three 2014 water releases. In September 2017, we received a notice from the United States Department of Justice that it completed the investigation with no charges being filed against us.

In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed in September 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of settlement discussions with the EPA related to the NOPV. Although we continue to have productive settlement conversations with the Tribe, we cannot predict if or when we will be able to settle the dispute.

Employees

As of February 9, 2018, we had 954 full-time employees, 298 of which were general and administrative employees and 656 of which were operational. We believe that our relationship with our employees is satisfactory.

Available Information

Our website is located at www.crestwoodlp.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as we electronically file such material with the SEC. These documents are also available, free of charge, at the SEC’s website at www.sec.gov. In addition, copies of these documents, excluding exhibits, may be requested at no cost by contacting Investor Relations, Crestwood Equity Partners LP or Crestwood Midstream Partners LP, 811 Main Street, Suite 3400, Houston, Texas 77002, and our telephone number is (832) 519-2200.

We also make available within the “Corporate Governance” section of our website our corporate governance guidelines, the charter of our Audit Committee and our Code of Business Conduct and Ethics. Requests for copies may be directed in writing to Crestwood Equity Partners LP, 811 Main Street, Suite 3400, Houston, Texas 77002, Attention: General Counsel. Interested parties may contact the chairperson of any of our Board committees, our Board’s independent directors as a group or our full Board in writing by mail to Crestwood Equity Partners LP, 811 Main Street, Suite 3400, Houston, Texas 77002, Attention: General Counsel. All such communications will be delivered to the director or directors to whom they are addressed.

Item 1A. Risk Factors

Risks Inherent in Our Business

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, although capital investment in certain areas may have increased as crude oil prices improved in throughout 2017 and early 2018, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include the lifting of the United States’ crude oil export ban and production cuts and freezes implemented by Organization of the Petroleum Exporting Countries (OPEC) members and Russia. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•	adverse changes in general global economic conditions;

•	adverse changes in domestic regulations that could impact the supply or demand for oil and gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing shale plays;

•	competition from imported supplies and alternate fuels;

•	commodity price changes, including the recent decline in crude oil and natural gas prices, that could negatively impact the supply of, or the demand for these products;

•	increased costs to explore for, develop, produce, gather, process or transport commodities;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector or restrict the exploration, development and production of oil and gas:

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

If volatility and seasonality in the oil and gas industry decrease, because of increased production capacity or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices, as the industry is currently experiencing, could adversely impact storage and transportation values for some period of time until market conditions adjust. With West Texas Intermediate crude oil prices ranging from $42.53 to $60.42 per barrel in 2017, the sustainability of recent prices improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition, and results of operations.

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

The development and construction of gathering, processing, storage and transportation facilities involves numerous regulatory, environmental, safety, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. When we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular growth project. For instance, if we build a new gathering system, processing plant or transmission pipeline, the construction may occur over an extended period of time and we will not receive material increases in revenues until the project is placed in service. Accordingly, if we do pursue growth projects, we can provide no assurances that our efforts will provide a platform for additional growth for our company.

Our ability to finance new growth projects and make capital expenditures may be limited by our access to the capital markets or ability to raise investment capital at a cost of capital that allows for accretive midstream investments.

The significant decline in energy commodity prices in recent years has led to an increased concern by energy investors regarding the future outlook for the industry. This has resulted in a historic decline in equity and debt valuations in the publicly traded capital markets as well as increased trading volatility. As a result, our publicly traded common units experienced a decrease in value, primarily during 2015 and 2016, with a corresponding increase in yield resulting in a higher cost of capital than we have historically experienced. Our growth strategy depends on our ability to identify, develop and contract for new growth projects and raise the investment capital, at a reasonable cost of capital, required to generate accretive returns from the growth project. This trend may continue and could negatively impact our ability to grow for any of the following reasons:

•	access to the public equity and debt markets for partnerships of similar size to us may limit our ability to raise new equity and debt capital to finance new growth projects;

•	if market conditions deteriorate below current levels, it is unlikely that we could issue equity at costs of capital that would enable us to invest in new growth projects on an accretive basis; or

•	we cannot raise financing for such projects or acquisitions on economically acceptable terms.

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

Certain of our operations and investments depend on assets owned and controlled by third parties to operate effectively. For example, (i) certain of our “rich gas” gathering systems depend on interconnections, compression facilities and processing plants owned by third parties for us to move gas off our systems; (ii) our crude oil gathering systems depend on third-party pipelines to move crude to demand markets or rail terminals and our crude oil rail terminals depend on railroad companies to move our customers’ crude oil to market; and (iii) our natural gas storage facilities rely on third-party interconnections and pipelines to receive and deliver natural gas. Since we do not own or operate these third-party facilities, their continuing operation is outside of our control. If third-party facilities become unavailable or constrained, or other downstream facilities utilized to move our customers’ product to their end destination become unavailable, it could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions.

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

We generate a substantial portion of our gathering revenues from a limited number of oil and gas producers. If as a result of market conditions, certain of our producer customers levered to shale production reduce capital spending (or continue capital spending levels lower than historical levels) and/or shut in production for economic reasons, this could result in lower revenues for us. In the event that market conditions deteriorate, this could lead to the loss of a significant customer, which could also cause a significant decline in our revenues. In addition, to the extent our producer customers have weathered the challenges of lower commodity prices over the past few years, we cannot provide any assurance that they will remain viable over a longer period of lower commodity prices.

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves and or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things, (i) the availability and cost of capital; (ii) prevailing and projected commodity prices; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and (vi) the availability of drilling rigs and other development services. Fluctuations in energy prices can also greatly affect the development of oil and gas reserves. Drilling and production activity generally decreases as commodity prices decrease, and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

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

Under GAAP, during the years ended December 31, 2017, 2016 and 2015, we were required to record $121.0 million, $194.0 million and $2,223.8 million of long-lived asset and goodwill impairments related to certain of our reporting units because changes in circumstances or events (of which one of the several indicators of impairment was considered jointly is a significant and other than temporary decrease in our market capitalization) indicated that the carrying values of such assets exceeded their fair value and were not recoverable.

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

We had approximately $1.5 billion of long-term debt outstanding as of December 31, 2017. Our inability to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

Restrictions in our revolving credit facility and indentures governing our senior notes could adversely affect our business, financial condition, results of operations and ability to make distributions.

Our revolving credit facility and indentures governing our senior notes contain various covenants and restrictive provisions that will limit our ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

Furthermore, our revolving credit facility contains covenants which requires us to maintain certain financial ratios such as (i) a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.50 to 1.0; (ii) a consolidated EBITDA to consolidated interest expense ratio (as defined in our credit agreement) of not less than 2.50 to 1.0, and (iii) a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0.

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

The provisions of our credit agreement and indentures governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or indentures governing our senior notes could result in events of default, which could enable our lenders or holders of our senior notes, subject to the terms and conditions of our credit agreement or indentures, as applicable, to declare any outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of any such debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment.

A change of control could result in us facing substantial repayment obligations under our revolving credit facility and indentures governing our senior notes.

Our credit agreement and indentures governing our senior notes contain provisions relating to change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. In such an event, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood Equity’s general partner or its parent companies to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent.”

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

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2017, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately 10 years, and our consolidated portfolio of crude oil gathering contracts is approximately nine years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

 Natural gas companies may not charge rates that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. Existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases proposed by a regulated pipeline or storage provider may be challenged and such increases may ultimately be rejected by the FERC. Stagecoach Gas has authority from the FERC to charge and collect (i) market-based rates for interstate storage services provided at the Stagecoach, Thomas Corners, Seneca Lake and Steuben facilities and (ii) negotiated rates for interstate transportation services provided by the North-South Facilities and MARC I Pipeline. The FERC has authorized Tres Palacios to charge and collect market-based rates for interstate storage services provided by its natural gas facilities. The FERC’s “market-based rate” policy allows regulated entities to charge rates different from, and in some cases, less than, those which would be permitted under traditional cost-of-service regulation. Among the sorts of changes in circumstances that could raise market power concerns would be an expansion of capacity, acquisitions or other changes in market dynamics. There can be no guarantee that our joint ventures will be allowed to continue to operate under such rate structures for the remainder of their assets’ operating lives. Any successful challenge against rates charged for their storage and transportation services, or their loss of market-based rate authority or negotiated rate authority, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

There can be no assurance that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. Failure to comply with applicable regulations under the Natural Gas Act, the Natural Gas Policy Act of 1978, the Pipeline Safety Act of 1968 and certain other laws, and with implementing regulations associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to approximately $1.2 million per day, per violation.

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

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services. For example, in October 2015, the EPA issued a final rule under the federal Clean Air Act lowering the United States NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” but has not yet issued non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule. States are also expected to adopt regulations implementing the NAAQS rule that may be more stringent than the federal standards. In another example, the EPA and U.S. Army of Corps of Engineers (Corp) published a final rule in June 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, but legal challenges to this rule followed and the rule has been stayed nationwide, with the U.S. Supreme Court accepting review of this rule in January 2017 to determine whether jurisdiction resides with the federal district or appellate courts. Subsequently, the EPA and the Corps have proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested May 2015 rule would not take effect until two years after the November 2017 proposed rule is finalized and published in the Federal Registrar. As a result, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our compliance with these or other new or amended legal requirements could result in our incurring significant additional expense and operating delays or restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could reduce net income. Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating and capital costs and reduced demand for our services.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (PSD) construction and Title V operating permit reviews for GHGs from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet best available control technology standards that typically will be established by the states. The EPA has also adopted regulations requiring the annual reporting of GHG emissions from specified large GHG emission sources in the United States including certain oil and natural gas production, processing, transmission, storage and distribution facilities as well as certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards require the use of certain equipment specific emissions control practices, require additional controls for pneumatic controllers and pumps as well as compressors, and impose leak detection and repair requirements for natural gas compressor and booster stations. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on public lands. However, in October 2017, the BLM published a proposed rule that would temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019. These rules and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations and could delay or curtail our customers’ activities, which could adversely affect our business. On an international level, the United States is one of numerous nations that prepared an international climate change agreement in Paris, France in December 2015, requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and became effective in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but does include pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us and our customers to incur increased compliance and operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas that is produced, which may decrease demand for our midstream services. Moreover, any such future laws and regulations that limit emissions of GHGs or that otherwise promote the use of renewable fuels could adversely affect demand for the natural gas our customers produce, which could thereby reduce demand for our services and adversely affect our business. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. In addition, recent non-governmental activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

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

With regard to storage facilities, following the leak at a natural gas storage facility, in February 2016, PHMSA issued an advisory bulletin for natural gas storage facility operators, recommending that they review operations to identify the potential leaks and failures caused by corrosion, chemical or mechanical damage, or other material deficiencies in equipment; review storage facility locations and operations of shut-off and isolation systems, and comply with state regulations governing the permitting, drilling, completion, and operation of storage wells, and recommending the voluntary implementation of certain industry recognized recommended practices for natural gas storage facilities. Further in December 2016, PHMSA issued final interim rules that impose new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopt and make mandatory two American Petroleum Institute Recommend Practices (API RP 1170 and 1171) that, among other things, address construction, maintenance, risk-management and integrity-management procedures. PHMSA indicated when it issued the interim final rule that the adoption of these safety standards for natural gas storage facilities represent a first step in a multi-phase process to enhance the safety of underground natural gas storage, with more standards likely forthcoming. Most recently, in response to a petition for reconsideration of the interim final rule received in January 2017, PHMSA published a notice on June 20, 2017, advising that the agency intends to consider the issues raised by the petitioners in a final rule, which it currently expects to issue in 2018. At this time, we cannot predict the impact of any future regulatory actions in this area.

In January 2017, PHMSA issued a final rule that amends its pipeline safety regulations for the design, construction, testing, operation and maintenance of hazardous liquids pipelines.  The final rule imposes more stringent standards that determine how operators repair aging and high-risk infrastructure, increase the frequency of tests that assess pipeline conditions, and require operators to report more operating and safety data.  Among other things, the final rule: (i) extends an operator’s reporting requirements to gravity and hazardous liquids gathering pipelines; (ii) requires operators to inspect pipelines in areas affected by extreme weather and similar events within a certain timeframe; (iii) impose new requirements to periodically “pig” transmission pipelines in areas outside of high consequence areas; (iv) broadens the requirement for the use of leak detection systems; and (v) increases the use of inline inspection tools.  However, the date of implementation of this final rule by publication in the Federal Registrar remains uncertain following the January 2017 change in Presidential administrations.

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

These risks could result in substantial losses due to breaches of contractual commitments, personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage. For example, we have experienced releases on our Arrow water gathering system on the Fort Berthold Indian Reservation in North Dakota, the remediation and repair costs of which we believe are covered by insurance, but nonetheless potentially subjects us to substantial penalties, fines and damages from regulatory agencies and individual landowners. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are also not insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, it could result in a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

We may not have sufficient cash each quarter to pay quarterly distributions to our common unitholders or, alternatively, we may reallocate a portion of our available cash to debt repayment or capital investment. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, distributions received from our joint ventures, and payments of fees and expenses as well as decisions the board of directors makes regarding acceptable levels of debt or the desire to invest in new growth projects. Our board typically reviews these factors on a quarterly basis. Before we pay any cash distributions on our preferred and common units, we will establish reserves and pay fees and expenses, including reimbursements to our general partner and its affiliates, for all expenses they incur and payments they make on our behalf. These costs will reduce the amount of cash available to pay distributions to our common unitholders and, to the extent we are unable to declare and pay fixed cash distributions on our preferred units, we cannot make cash distributions to our common unitholders until all payments accruing on the preferred units have been repaid.

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

In the event we continue to distribute all of our available cash or decide to reallocate cash to debt reduction, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we decide to reallocate cash to debt reduction or invest in new capital projects, we may be unable to maintain or increase our per unit distribution level. Subject to certain restrictions that apply if we are not able to pay cash distributions to our preferred unitholders, there are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unit holders.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect, and do not have the right to elect, our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is effectively chosen by Crestwood Holdings, the general partner and only voting member of Holdings LP, the sole member of our general partner. Although our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to its sole member, Holdings LP.
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

It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our general partner; (ii) approve some amendments to our partnership agreement; or (iii) take other action under our partnership agreement constitutes “participation in the control” of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware to the same extent as our general partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner.

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

As of December 31, 2017, Crestwood Holdings and its affiliates beneficially held an aggregate of 17,908,700 limited partner units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which the common units are traded. Additionally, Crestwood Holdings may pledge or hypothecate its common units or its interest in Crestwood Holdings LP (Holdings LP), the sole member of our general partner, or its subsidiaries. Such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

Our preferred units contain covenants that may limit our business flexibility.

Our preferred units contain covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the preferred units, depending on the action as described below. The need to obtain the approval of holders of the preferred units before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of its unit holders. The affirmative vote of the then-applicable voting threshold of the outstanding preferred units, voting separately as a class with one vote per preferred unit, shall be necessary to amend our partnership agreement in any manner that (i) alters or changes the rights, powers, privileges or preferences or duties and obligations of the preferred units in any material respect; (ii) except as contemplated in the partnership agreement, increases or decreases the authorized number of preferred units; or (iii) otherwise adversely affects the preferred units, including without limitation the creation (by reclassification or otherwise) of any class of senior securities (or amending the provisions of any existing class of partnership interests to make such class of partnership interests a class of senior securities). In addition, our partnership agreement provides certain rights to the preferred unit holders that could impair our ability to consummate (or increase the cost of consummating) a change-in-control transaction, which could result in less economic benefits accruing to our common unit holders.

The control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, Holdings LP, from transferring its ownership interest in our general partner to a third party. Additionally, Holdings LP’s general partner interest in our general partner is pledged as collateral under a Credit Agreement between Crestwood Holdings and various lenders (Holdings Credit Agreement).  In the event of a default by Crestwood Holdings under the Holdings Credit Agreement, the lenders may foreclose on the pledged general partner interest and take or transfer control of our general partner without unitholder consent. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers. This effectively permits a “change of control” without the vote or consent of the common unitholders. In addition, such a change of control could result in our indebtedness becoming due. Please read “A change of control could result in us facing substantial repayment obligations under our revolving credit facility and senior notes.”
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
If at any time our general partner and its affiliates own more than 80% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2017, the directors and executive officers of our general partner owned approximately 6% of our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, a unitholder may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
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
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for business interest is limited to the sum our business interest income and 30% of our adjusted taxable income. For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities face unique tax issues from our owning common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cut and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.
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
A unitholder whose common units are the subject of a securities loan (i.e., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of our properties is included in Item 1. Business, and is incorporated herein by reference. We also lease office space for our corporate offices in Houston, Texas and Kansas City, Missouri.

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

Quarters Ended:	Low	High	Cash Distribution Per Unit
2017
December 31, 2017	$22.15	$26.10	$0.600
September 30, 2017	22.30	26.65	0.600
June 30, 2017	20.00	27.35	0.600
March 31, 2017	24.35	28.30	0.600
2016
December 31, 2016	$18.51	$25.70	$0.600
September 30, 2016	18.67	22.22	0.600
June 30, 2016	10.40	23.59	0.600
March 31, 2016	7.90	21.56	0.600

The last reported sale price of Crestwood Equity’s common units on the NYSE on February 12, 2018, was $26.95. As of that date, Crestwood Equity had 71,231,599 common units issued and outstanding, which were held by 259 unitholders of record.

Distribution Policy

Preferred Units. We are required to make quarterly distributions to our preferred unitholders. The holders of the Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Through the quarter ending September 30, 2017 (the Initial Distribution Period), distributions on the Preferred Units could be made in additional Preferred Units, cash, or a combination thereof, at our election. Through and for the quarter ended June 30, 2017, we paid distributions on our Preferred Units through the issuance of additional Preferred Units. The number of units distributed was calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrued the fair value of such distribution at the end of the quarterly period and adjusted the fair value of the distribution on the date the additional Preferred Units were distributed. Distributions on the Preferred Units following the Initial Distribution Period will be paid in in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units; and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

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

On February 14, 2018, Crestwood Equity paid a distribution of $0.60 per limited partner unit ($2.40 per limited partner unit on an annualized basis) to its unitholders of record on February 7, 2018.

Issuer Purchases of Equity Securities

For the year ended December 31, 2017, we relinquished 206,600 common units to cover payroll taxes upon the vesting of restricted units.

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of the Crestwood Equity equity compensation plan information as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	4,157,742
Total	—	$—	4,157,742

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

The income statement and cash flow data for each of the three years ended December 31, 2017 and balance sheet data as of December 31, 2017 and 2016 were derived from our audited financial statements. We derived the income statement and cash flow data for each of the two years ended December 31, 2014 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15. Exhibits and Financial Statement Schedules included elsewhere in this report.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our historical cost saving initiatives, the change in fair value of commodity inventory-related derivative contracts, costs associated with our 2017 realignment of our Marketing, Supply and Logistics operations and related consolidation and relocation of our corporate offices, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

	Crestwood Equity Partners LP
	Year Ended December 31,
	2017	2016	2015	2014	2013 (1)
	(in million, except per unit data)
Statement of Income Data:
Revenues	$3,880.9	$2,520.5	$2,632.8	$3,931.3	$1,426.7
Operating income (loss)	(79.4)	(108.7)	(2,084.8)	117.9	28.2
Loss before income taxes	(167.4)	(191.8)	(2,305.1)	(9.3)	(49.6)
Net loss	(166.6)	(192.1)	(2,303.7)	(10.4)	(50.6)
Net income (loss) attributable to Crestwood Equity Partners LP	(191.9)	(216.3)	(1,666.9)	56.4	6.7

Performance Measures:
Diluted net income (loss) per limited partner unit: (2)	$(3.64)	$(3.55)	$(54.00)	$3.30	$0.59

Distributions declared per limited partner unit(3)	$2.40	$3.175	$5.50	$5.50	$6.925

Other Financial Data:
EBITDA (unaudited)	$161.4	$152.9	$(1,844.9)	$403.1	$196.2
Adjusted EBITDA (unaudited)	395.4	455.6	527.4	495.9	297.7
Net cash provided by operating activities	255.9	346.1	440.7	283.0	188.3
Net cash provided by (used in) investing activities	38.7	867.2	(212.7)	(483.0)	(1,042.9)
Net cash provided by (used in) financing activities	(294.9)	(1,212.2)	(236.3)	203.6	859.7

Balance Sheet Data:
Property, plant and equipment, net	$1,820.8	$2,097.6	$3,310.8	$3,893.8	$3,905.3
Total assets	4,284.9	4,448.9	5,762.8	8,421.7	8,476.0
Total debt, including current portion	1,492.2	1,523.7	2,502.9	2,356.8	2,218.8
Other long-term liabilities(4)	104.7	44.6	47.5	47.2	140.4
Partners’ capital	2,180.5	2,539.0	2,946.9	5,584.5	5,508.6

	Crestwood Equity Partners LP
	Year Ended December 31,
	2017	2016	2015	2014	2013 (1)
	(in millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net loss	$(166.6)	$(192.1)	$(2,303.7)	$(10.4)	$(50.6)
Depreciation, amortization and accretion	191.7	229.6	300.1	285.3	167.9
Interest and debt expense, net	99.4	125.1	140.1	127.1	77.9
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	20.0	—	—
Provision (benefit) for income taxes	(0.8)	0.3	(1.4)	1.1	1.0
EBITDA	161.4	152.9	(1,844.9)	403.1	196.2
Unit-based compensation charges	25.5	19.2	19.7	21.3	17.4
(Gain) loss on long-lived assets, net(5)	65.6	65.6	821.2	1.9	(5.3)
Goodwill impairment(6)	38.8	162.6	1,406.3	48.8	4.1
Loss on contingent consideration(7)	57.0	—	—	8.6	31.4
(Earnings) loss from unconsolidated affiliates, net(8)	(47.8)	(31.5)	60.8	0.7	0.1
Adjusted EBITDA from unconsolidated affiliates, net	80.3	61.1	25.3	6.9	2.5
Change in fair value of commodity inventory-related derivative contracts	2.2	14.1	5.4	(10.3)	10.7
Significant transaction and environmental-related costs and other items(9)	12.4	11.6	33.6	14.9	40.6
Adjusted EBITDA	$395.4	$455.6	$527.4	$495.9	$297.7

	Crestwood Equity Partners LP
	Year Ended December 31,
	2017	2016	2015	2014	2013 (1)
	(in millions)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$255.9	$346.1	$440.7	$283.0	$188.3
Net changes in operating assets and liabilities	(0.3)	(57.9)	(98.0)	73.8	(19.6)
Amortization of debt-related deferred costs, discounts and premiums	(7.2)	(6.9)	(8.9)	(8.5)	(9.2)
Interest and debt expense, net	99.4	125.1	140.1	127.1	77.9
Market adjustment on interest rate swaps	—	—	0.5	2.7	1.7
Unit-based compensation charges	(25.5)	(19.2)	(19.7)	(21.3)	(17.4)
Gain (loss) on long-lived assets, net(5)	(65.6)	(65.6)	(821.2)	(1.9)	5.3
Goodwill impairment(6)	(38.8)	(162.6)	(1,406.3)	(48.8)	(4.1)
Loss on contingent consideration(7)	(57.0)	—	—	(8.6)	(31.4)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	0.1	(7.6)	(73.6)	(0.7)	(0.1)
Deferred income taxes	2.1	3.1	3.6	5.2	2.8
Provision (benefit) for income taxes	(0.8)	0.3	(1.4)	1.1	1.0
Other non-cash income (expense)	(0.9)	(1.9)	(0.7)	—	1.0
EBITDA	161.4	152.9	(1,844.9)	403.1	196.2
Unit-based compensation charges	25.5	19.2	19.7	21.3	17.4
(Gain) loss on long-lived assets, net(5)	65.6	65.6	821.2	1.9	(5.3)
Goodwill impairment(6)	38.8	162.6	1,406.3	48.8	4.1
Loss on contingent consideration(7)	57.0	—	—	8.6	31.4
(Earnings) loss from unconsolidated affiliates, net(8)	(47.8)	(31.5)	60.8	0.7	0.1
Adjusted EBITDA from unconsolidated affiliates, net	80.3	61.1	25.3	6.9	2.5
Change in fair value of commodity inventory-related derivative contracts	2.2	14.1	5.4	(10.3)	10.7
Significant transaction and environmental-related costs and other items(9)	12.4	11.6	33.6	14.9	40.6
Adjusted EBITDA	$395.4	$455.6	$527.4	$495.9	$297.7

(1)
Financial data presented for periods prior to June 19, 2013, solely reflect the operations of Legacy Crestwood GP. Financial data for periods subsequent to June 19, 2013, represent the consolidated operations of Crestwood Equity.

(2)
The weighted average number of units outstanding is calculated based on the presumption that the common and subordinated units issued to acquire Legacy Crestwood GP (the accounting predecessor) were outstanding for the entire period prior to the June 19, 2013 acquisition. On the date of the acquisition, all of our limited partner units were considered outstanding. In addition, on November 23, 2015, CEQP completed a 1-for-10 reverse split of its common units. The accounting standards related to earnings per share requires an entity to restate earnings per share when a stock dividend or stock split occurs, and as such, the earnings per unit for the years ended December 31, 2014 and 2013, were restated to reflect the 1-for-10 reverse split.

(3)	Reported amounts include the fourth quarter distributions, which are paid in the first quarter of the subsequent year.

(4)
Other long-term liabilities primarily include our capital leases, asset retirement obligations, loss on contingent consideration, net and the fair value of unfavorable contracts recorded in purchase accounting.

(5)
During 2017, we recognized a gain of approximately $33.6 million from the sale of US Salt. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3. During 2016, we recorded a loss of approximately $32.4 million on the deconsolidation of our NE S&T assets. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2 and 6. During 2014, we recorded a gain of approximately $30.6 million on the sale of our investment in Tres Palacios. In addition, during 2017, 2015 and 2014, we recorded property, plant and equipment impairments of approximately $81.4 million, $501.7 million and $13.2 million. During 2017, 2016, 2015 and 2014, we recorded intangible asset impairments of approximately $0.8 million, $31.4 million, $316.6 million and $21.3 million. For a further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(6)
For a further discussion of our goodwill impairments recorded during 2017, 2016, 2015 and 2014, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(7)
During 2017, the loss on contingent consideration related to our obligation to CEGP due to our expectation of certain criteria on growth capital projects not being met by Stagecoach Gas. For a further discussion, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During 2014 and 2013, we recorded a loss on contingent consideration which reflects the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012.

(8)
During 2015, we recorded impairments of our PRBIC and Jackalope equity investments of approximately $23.4 million and $51.4 million. For a further discussion of these impairments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(9)
Significant transaction and environmental-related costs and other items primarily include costs incurred related to the Simplification Merger and other merger, acquisition and joint venture transactions, as well as costs associated with our historical cost savings initiatives and the realignment of our MS&L operations and related consolidation and relocation of our corporate offices.

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

Our Company

We provide broad-ranging services to customers across the crude oil, natural gas and NGL sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. We own or control:

•	natural gas facilities with approximately 2.4 Bcf/d of gathering capacity and 0.5 Bcf/d of processing capacity;

•
NGL facilities with approximately 20,000 Bbls/d of fractionation capacity and 3.1 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 195,000 Bbls/d of NGLs; and

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.5 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity, and 160,000 Bbls/d of rail loading capacity.
In addition, through our equity investments in joint ventures, we have ownership interests in:

•
natural gas facilities with approximately 0.3 Bcf/d of gathering capacity, 0.2 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity, and 1.5 Bcf/d of transportation capacity; and

•	crude oil facilities with approximately 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of working storage capacity.

Our financial statements reflect three operating and reporting segments: (i) gathering and processing, which includes our natural gas, crude oil and produced water G&P operations; (ii) storage and transportation, which includes our natural gas and crude oil storage and transportation operations; and (iii) marketing, supply and logistics, which includes our NGL supply and logistics business, crude oil storage and rail loading facilities and fleet.

Gathering and Processing

Our G&P operations and investments provide gathering, compression, treating, and processing services to producers in multiple unconventional resource plays across the United States and we have established footprints in “core of the core” areas of many of the largest shale plays. We believe that our strategy of focusing on prolific, low-cost shale plays positions us well to (i) generate greater returns in varying commodity price environments, (ii) capture greater upside economics when development activity occurs, and (iii) in general, better manage through commodity price cycles and production changes associated therewith.

Our G&P operations primarily include:

•
Bakken. We own and operate an integrated crude oil, natural gas and produced water gathering system and processing facility (the Arrow system) in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota, some of which is located on Fort Berthold Indian Reservation. The Arrow system consists of 640 miles of low-pressure gathering pipeline capable of gathering 100 MMcf/d of natural gas, 125 MBbls/d of crude oil, 40 MBbls/d of produced water, and the Bear Den processing plant includes approximately 30 MMcf/d of natural gas processing capacity. We also have approximately 266,000 Bbls of crude oil working storage capacity at the Arrow central delivery point;

•
Marcellus. We own and operate natural gas gathering and compression systems in Harrison, Doddridge and Barbour Counties, West Virginia. These systems have a total gathering capacity of 875 MMcf/d and 131,380 horsepower of compression;

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

•
Delaware Permian. We own a 50% equity interest in the Crestwood Permian joint venture with an affiliate of First Reserve. We operate the joint venture, which owns low-pressure dry gas and rich natural gas gathering systems with a primary focus on the Willow Lake system, which includes approximately 75 MMcf/d of processing capacity that serves our customers in Eddy County, New Mexico. The joint venture also owns a 50% equity interest in Crestwood Permian Basin. In October 2017, Shell Midstream purchased a 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin owns and operates the Nautilus gathering system for SWEPI’s gas production in an area of dedication (approximately 100,000 acres) in Loving, Reeves and Ward Counties, Texas. The initial build-out of the Nautilus gathering system was completed on June 6, 2017, and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. The Nautilus gathering system is supported by a 20-year fixed-fee gathering agreement with SWEPI; and

•
Powder River Basin. We own a 50% equity interest in the Jackalope joint venture with Williams. The joint venture, operated by Williams, owns the Jackalope gas gathering system and Bucking Horse processing plant. The Jackalope system is supported by a 10-year gathering and processing agreement with Chesapeake under an area of dedication of approximately 358,000 gross acres in the core of the Powder River Basin;

Although the cash flows from our G&P operations are predominantly fee-based under contracts with original terms ranging from 5-20 years, the results of our G&P operations are significantly influenced by the volumes gathered and processed through our systems. For example, due to market conditions that ultimately resulted in 2015 bankruptcy filings of two of our G&P customers (Quicksilver and Sabine), we gathered significantly lower volumes for those customers during 2015 and 2016 as they continued to shut-in wells during their respective bankruptcy proceedings. In April 2016, BlueStone bought Quicksilver’s assets out of bankruptcy and thereafter returned to production wells that were previously shut-in by Quicksilver. We entered into new 10-year agreements with BlueStone to gather and process its production under fixed-fee and percent-of-proceeds fee structures, and pursuant to the agreements, BlueStone will not shut-in or choke back production for economic purposes through the end of 2018. As a result, the volumes we are now gathering and processing have returned to levels consistent with those preceding Quicksilver’s bankruptcy filing. In March 2017, the Sabine bankruptcy proceedings were settled by the district court for the Southern District of New York, and the outcome was not material to our G&P segment’s results of operations.

The cash flows from our G&P operations can also be impacted in the short term by changing commodity prices, seasonality and weather fluctuations. We gather, process, treat, compress, transport and sell crude oil and natural gas pursuant to a variety of contracts. These contracts include:

•
Fixed-fee contracts. Under these contracts, we do not take title to the underlying crude, natural gas or NGLs but charge our customers a fixed-fee per volume gathered, processed, treated, compressed and/or transported. Certain of these agreements can contain commitments for a minimum level of volumes or revenues;

•
Percentage-of-proceeds service contracts. Under these contracts, we effectively take title to crude, natural gas or NGLs after the commodity leaves our gathering and processing facilities. We often market and sell those commodities to third parties after they leave our facilities and we will remit a portion of the sales proceeds to our producers;

•
Percentage-of-proceeds product contracts. Under these contracts, we effectively take title to crude, natural gas or NGLs before the commodity enters our gathering and processing facilities. We market and sell those commodities to third parties and we will remit a portion of the sales proceeds to our producers; and

•
Purchase and sale contracts. Under these contracts, we purchase crude, natural gas or NGLs before the commodity enters our gathering and processing facilities, and we market and sell those commodities to third parties.

Our election to enter primarily into fixed-fee contracts minimizes our G&P segment’s commodity price exposure and provides us more stable operating performance and cash flows.

Storage and Transportation

Our S&T operations and investments consist of our crude oil terminals in the Bakken and Powder River Basin and our natural gas storage and transportation assets in the Northeast and Texas Gulf Coast, including:

•
Bakken. We own and operate the COLT Hub, which is one of the largest crude oil rail terminals in the Bakken Shale based on actual throughput. Located approximately 60 miles from Arrow’s central delivery point, the COLT Hub interconnects with the Arrow system through the Hiland and Andeavor pipeline systems. The COLT Hub, which can receive approximately 350,000 Bbls/d from interconnected gathering systems, is capable of loading up to 160,000 Bbls/d and storing approximately 1.2 MMBbls of crude oil. Moreover, because the COLT Hub and our Arrow system each interconnect with the DAPL interstate system, our Bakken crude oil assets are integrated and offer customers multiple service options since the DAPL interstate pipeline system was placed in service in 2017;

•
Powder River Basin. PRBIC, our 50% equity method investment, owns an integrated crude oil loading, storage and pipeline terminal, located in Douglas County, Wyoming, which provides a market for crude oil production from the Powder River Basin. The joint venture, which is operated by our joint venture partner, Twin Eagle, sources crude oil production from Chesapeake and other Powder River Basin producers. PRBIC includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. The terminal connects to Kinder Morgan’s Double H Pipeline system and Plains All American Pipeline’s Rocky Mountain Pipeline system;

•
Marcellus. Stagecoach Gas, our 50% equity method investment, owns four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North/South Facilities, MARC I and the East Pipeline) located in or near the dry portion of the Marcellus Shale. The natural gas storage facilities provide 40.9 Bcf of certificated firm storage capacity and 1.5 Bcf/d of firm transportation capacity to producers, utilities, marketers and other customers. The location of these assets relative to New York City and other premium demand markets along the East Coast, together with the formation of our joint venture with a subsidiary of Consolidated Edison, helps to insulate our operations from production and commodity price changes that can impact storage and transportation operators in other geographic regions; and

•
Texas Gulf Coast. Tres Holdings, our 50.01% equity method investment owns a FERC-certificated 34.9 Bcf multi-cycle, salt dome natural gas storage facility. The Tres Palacios storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.’s Houston central processing plant.

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

Marketing, Supply and Logistics

Our MS&L segment consists of our supply and logistics business, our storage and terminals business, our West Coast operations, and our crude oil, NGL and produced water trucking business. We utilize our over-the-road and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers. In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million. As part of the US Salt divestiture, we retained all surface and sub-surface rights necessary to place the Watkins Glen NGL storage development project into service once we receive all required regulatory approvals.

Our MS&L operations primarily include:

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

•
West Coast. Our West Coast NGL operations provide processing, fractionation, storage, transportation and marketing services to producers, refiners and other customers. We separate NGLs from natural gas, deliver to local natural gas pipelines, retain NGLs for further processing at our fractionation facility, provide butane isomerization and refrigerated storage services, as well as provide to Western US refineries for motor fuel production. Our operations also consists of wholesale propane assets primarily including three rail-to-truck terminals located in Hazen, Nevada, Carlin, Nevada, and Shoshoni, Wyoming and a truck terminal located in Salt Lake City, Utah. These terminals are used to provide supply, transportation and storage services to wholesale customers in the western and north central regions of the United States; and

•
Trucking. Our Trucking operations consist of a fleet of owned and leased trucks with 20,000 Bbls/d of crude oil and produced water transportation capacity and 120,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in North Dakota, Montana, Wyoming, Texas, New Mexico, Indiana, Mississippi, New Jersey, Ohio, Utah and California.

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

Through the challenging market environment from 2014 through 2017, we have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce approximately $1 billion of long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv) forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale and Delaware Permian. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities in the Bakken Shale and Delaware Permian in the near term, while closely monitoring longer-term expansion opportunities in the Powder River Basin and northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on the improving market conditions around many of our core assets.

While market conditions remain challenging around some of our assets, the Company continues to be positioned to generate consistent results in a low commodity price environment without sacrificing revenue upside as market conditions improve. For example, many of our more mature G&P assets are supported by long-term, core acreage dedications in shale plays that are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of infrastructure to flow production to market, and the operational and financial condition of our diverse customer base. In addition, a substantial portion of our midstream investments are based on fixed-fee, take-or-pay or minimum volume commitment agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput. Over time, we expect cash flows from our more mature, non-core, assets to stabilize and potentially increase with the improving commodity price environment, while the growth from our core assets in the Bakken Shale, Delaware Permian, Powder River Basin and northeast Marcellus drive significant growth to the Company.

Below is a discussion of events that highlight our core business and financing activities. Through continued execution of our plan, we have materially improved the strategic and financial position of the Company and expect to capitalize on increasing opportunities in an improving but competitive market environment, which will position us to achieve our chief business objective to create long-term value for our unitholders.

Gathering and Processing

Bakken. In the Bakken, we are expanding and upgrading our Arrow system water handling facilities and increasing natural gas capacity on the system, which should allow for substantial growth in volumetric throughput across all of our crude oil, produced water and natural gas gathering systems. We are completing construction of a 30 MMcf/d natural gas processing facility and associated pipelines that began receiving gas in late 2017. In addition, we are constructing a 120 MMcf/d cryogenic plant that is designed to fulfill 100% of the processing requirements for producers on the Arrow system upon expiration of third-party processing contracts in the third quarter 2019. We expect to invest approximately $195 million on the expansion with a targeted in-service date in the second quarter 2019. Upon completion of the expansion, we expect to have a combined 150 MMcf/d of gas processing capacity in the Bakken. We believe the installation of a gas processing solution on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers and reduce flaring of natural gas, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our joint ventures. Through our Crestwood Permian joint venture, we are expanding our gathering and processing capacity in the region, which includes the construction of a 200 MMcf/d natural gas processing facility in Orla, Texas, and associated pipelines, as well as our interconnection capacity to accommodate greater takeaway options for residue gas and NGLs. The initial cost of the expansion project is expected to cost approximately $170 million with an in-service date in the second half of 2018. We are also evaluating expansion opportunities to provide midstream services for crude oil and produced water, including crude gathering, crude oil and condensate storage and terminalling, condensate stabilization, truck loading/unloading options and connections to third party pipelines and produced water gathering, disposal and recycling.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico, our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control, and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital costs required to fund the expansion of the Delaware Basin assets, which includes the Orla processing plant and associated pipelines. In October 2017, CPB Subsidiary Holdings LLC, a wholly-subsidiary of Crestwood Permian, entered into a credit agreement with certain lenders. The five year term credit agreement allows for revolving loans, letters of credit and swingline loans in an aggregate principal amount of up to $150 million. Borrowings under the credit agreement will be used to fund expansion projects and for general corporate purposes.

Crestwood Permian Basin has a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system in SWEPI's operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI's gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system will be constructed to ultimately include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. In addition, the Orla processing plant described above, will be further expanded and integrated to connect the Nautilus gas gathering system to the Orla plant. The initial build-out of the Nautilus gathering system was completed on June 6, 2017, and includes 20 receipt point meters, 60 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high pressure delivery point. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI under a 20-year fixed-fee gathering agreement. In October 2017, Shell Midstream purchased a 50% equity interest in Crestwood Permian Basin for approximately $37.9 million in cash.

Marketing, Supply and Logistics

Our MS&L operations own NGL storage and terminalling assets in the Northeast U.S. and our West Coast processing facility. During 2017, we experienced NGL market headwinds in the Northeast, with our NGL exports and other market dynamics causing price differentials to narrow between purchasing NGLs in the summer (which are stored in our NGL facilities) and selling NGLs in the winter. These dynamics also caused the rates that we were able to charge for storing NGLs in our facilities to decline from their historical levels. Also during 2017, our West Coast customers also experienced headwinds, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S. This caused demand for the gathering, processing and logistics services from our West Coast operations to remain relatively flat in 2017 compared to 2016.

In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million.

Regulatory Matters

Many aspects of the energy midstream sector, such as crude-by-rail activities and pipeline integrity, have experienced increased regulatory oversight over the past few years. However, under the current Presidential Administration, we anticipate changes in policy that could lessen the degree of regulatory scrutiny we face in the near term.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was passed by the U.S. Congress, which modified several aspects of the U.S. income tax code beginning in 2018. We are currently evaluating how many of these modifications will impact master limited partnerships such as CEQP and its unitholders. In particular, we are evaluating the impact that the Tax Act will have on our unitholders’ ability to deduct business interest from their taxable income, since the Tax Act requires that the business interest deduction be limited to the sum of business interest income and 30% of adjusted taxable income. For the purposes of this limitation, adjusted taxable income will be computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In light of these circumstances, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired and as a result, we recorded goodwill impairments on several of our reporting units during 2017, 2016 and 2015 as shown in the table below (in millions). During 2017, we adopted the provision of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which allows companies to apply a single test to determine if goodwill is impaired and the amount of any impairment, which is reflected in our 2017 goodwill impairments.

	Goodwill Impairments during the Year Ended December 31, 2015	Goodwill Impairments during the Year Ended December 31, 2016	Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at December 31, 2017
G&P
Fayetteville	$72.5	$—	$—	$—
Marcellus	—	8.6	—	—
Arrow	—	—	—	45.9
S&T
COLT	623.4	44.9	—	—
MS&L
West Coast	85.9	—	2.4	—
Supply and Logistics	99.0	65.5	—	101.7
Storage and Terminals	53.7	14.1	36.4	—
Trucking	148.4	29.5	—	—
Watkins Glen	66.2	—	—	—
Total Crestwood Midstream	$1,149.1	$162.6	$38.8	$147.6
Barnett (G&P)	257.2	—	—	—
Total Crestwood Equity	$1,406.3	$162.6	$38.8	$147.6

The goodwill impairments recorded during 2017 related to our MS&L West Coast and Storage and Terminals operations. The goodwill impairment related to our MS&L West Coast operations resulted from decreasing forecasted cash flows to be generated by those operations. Our West Coast customers experienced headwinds during 2017, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S., which caused demand for gathering, processing and logistics services from our West Coast operations to remain relatively flat over the past several years. Although our West Coast operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the degree that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future. The goodwill impairment related to our MS&L Storage and Terminals operations resulted from decreasing forecasted cash flows to be generated by those operations. During 2017, we experienced NGL market headwinds in the Northeast with NGL exports and other market dynamics causing price differentials to narrow between purchasing NGLs in the summer (which are then stored in our NGL facilities) and selling NGLs in the winter. These dynamics also caused the rates that we are able to charge for storing NGLs in our facilities to decline from their historical levels. Although our MS&L Storage and Terminals operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the decrease that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions during 2017, and we utilized discount rates ranging from 10% to 12% in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2017, which is a Level 3 fair value measurement.

As a result of these analyses and impairments, we only have two reporting units with goodwill associated with them at December 31, 2017 (Arrow and Supply and Logistics). We continue to monitor our remaining goodwill, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. In particular, a 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our business would not have resulted in goodwill impairments at our two remaining reporting units with goodwill associated with them.

Long-Lived Assets

Our long-lived assets consist of property, plant and equipment and intangible assets that have been obtained through multiple historical business combinations and property, plant and equipment that has been constructed in recent years. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information and other projections on the performance of the assets acquired. Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.

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
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. During 2017, 2016 and 2015, we recorded the following impairments of our intangible assets and property, plant and equipment:

•
During 2017, we incurred $82.2 million of impairments of our property, plant and equipment and intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations. Our West Coast customers experienced headwinds during 2017, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S., which caused demand for the gathering, processing and logistics services from our West Coast operations to remain relatively flat in 2017 compared to 2016. Although our West Coast operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the degree that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future.

•
During 2016, we incurred a $31.4 million impairment of intangible assets related to our MS&L Trucking operations, which resulted from the impact of increased competition on our Trucking business and the loss of several key customer relationships that were acquired in 2013 to which the intangible assets related.

•
During 2015, we incurred $8.5 million of impairments of our property, plant and equipment related to our Granite Wash gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our major customer of those assets has declared bankruptcy and has ceased any substantial drilling in the

Granite Wash in the near future given current and future anticipated market conditions related to natural gas and NGLs.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, certain costs related to our historical cost saving initiatives, the change in fair value of commodity inventory-related derivative contracts, costs associated with our 2017 realignment of our Marketing, Supply and Logistics operations and related consolidation and relocation of our corporate offices, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following table summarizes our results of operations (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016
Revenues	$3,880.9	$2,520.5	$2,632.8	$3,880.9	$2,520.5
Costs of product/services sold	3,374.7	1,925.1	1,883.5	3,374.7	1,925.1
Operations and maintenance	136.0	158.1	190.2	136.0	155.0
General and administrative	96.5	88.2	116.3	93.1	85.6
Depreciation, amortization and accretion	191.7	229.6	300.1	202.7	240.5
Loss on long-lived assets, net	(65.6)	(65.6)	(821.2)	(65.6)	(65.6)
Goodwill impairment	(38.8)	(162.6)	(1,406.3)	(38.8)	(162.6)
Loss on contingent consideration	(57.0)	—	—	(57.0)	—
Operating loss	(79.4)	(108.7)	(2,084.8)	(87.0)	(113.9)
Earnings (loss) from unconsolidated affiliates, net	47.8	31.5	(60.8)	47.8	31.5
Interest and debt expense, net	(99.4)	(125.1)	(140.1)	(99.4)	(125.1)
Gain (loss) on modification/extinguishment of debt	(37.7)	10.0	(20.0)	(37.7)	10.0
Other income, net	1.3	0.5	0.6	0.8	—
(Provision) benefit for income taxes	0.8	(0.3)	1.4	—	—
Net loss	(166.6)	(192.1)	(2,303.7)	(175.5)	(197.5)
Add:
Interest and debt expense, net	99.4	125.1	140.1	99.4	125.1
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	20.0	37.7	(10.0)
Provision (benefit) for income taxes	(0.8)	0.3	(1.4)	—	—
Depreciation, amortization and accretion	191.7	229.6	300.1	202.7	240.5
EBITDA	161.4	152.9	(1,844.9)	164.3	158.1
Unit-based compensation charges	25.5	19.2	19.7	25.5	19.2
Loss on long-lived assets, net	65.6	65.6	821.2	65.6	65.6
Goodwill impairment	38.8	162.6	1,406.3	38.8	162.6
Loss on contingent consideration	57.0	—	—	57.0	—
(Earnings) loss from unconsolidated affiliates, net	(47.8)	(31.5)	60.8	(47.8)	(31.5)
Adjusted EBITDA from unconsolidated affiliates, net	80.3	61.1	25.3	80.3	61.1
Change in fair value of commodity inventory-related derivative contracts	2.2	14.1	5.4	2.2	14.1
Significant transaction and environmental-related costs and other items(1)	12.4	11.6	33.6	12.4	11.6
Adjusted EBITDA	$395.4	$455.6	$527.4	$398.3	$460.8

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016
EBITDA:
Net cash provided by operating activities	$255.9	$346.1	$440.7	$262.2	$353.8
Net changes in operating assets and liabilities	(0.3)	(57.9)	(98.0)	(2.4)	(56.8)
Amortization of debt-related deferred costs, discounts and premiums	(7.2)	(6.9)	(8.9)	(7.2)	(6.9)
Interest and debt expense, net	99.4	125.1	140.1	99.4	125.1
Market adjustment on interest rate swaps	—	—	0.5	—	—
Unit-based compensation charges	(25.5)	(19.2)	(19.7)	(25.5)	(19.2)
Loss on long-lived assets, net	(65.6)	(65.6)	(821.2)	(65.6)	(65.6)
Goodwill impairment	(38.8)	(162.6)	(1,406.3)	(38.8)	(162.6)
Loss on contingent consideration	(57.0)	—	—	(57.0)	—
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	0.1	(7.6)	(73.6)	0.1	(7.6)
Deferred income taxes	2.1	3.1	3.6	—	(0.2)
Provision (benefit) for income taxes	(0.8)	0.3	(1.4)	—	—
Other non-cash expense	(0.9)	(1.9)	(0.7)	(0.9)	(1.9)
EBITDA	161.4	152.9	(1,844.9)	164.3	158.1
Unit-based compensation charges	25.5	19.2	19.7	25.5	19.2
Loss on long-lived assets, net	65.6	65.6	821.2	65.6	65.6
Goodwill impairment	38.8	162.6	1,406.3	38.8	162.6
Loss on contingent consideration	57.0	—	—	57.0	—
(Earnings) loss from unconsolidated affiliates, net	(47.8)	(31.5)	60.8	(47.8)	(31.5)
Adjusted EBITDA from unconsolidated affiliates, net	80.3	61.1	25.3	80.3	61.1
Change in fair value of commodity inventory-related derivative contracts	2.2	14.1	5.4	2.2	14.1
Significant transaction and environmental-related costs and other items(1)	12.4	11.6	33.6	12.4	11.6
Adjusted EBITDA	$395.4	$455.6	$527.4	$398.3	$460.8
(1) Significant transaction and environmental-related costs and other items for the years ended December 31, 2017, 2016 and 2015, primarily include costs incurred related to the Simplification Merger and other merger, acquisition and joint venture transactions, as well as costs associated with our historical cost savings initiatives and the realignment of our MS&L operations and related consolidation and relocation of our corporate offices.

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$1,688.2	$37.2	$2,155.5
Intersegment revenues	134.5	6.7	(141.2)
Costs of product/services sold	1,480.8	0.3	1,893.6
Operations and maintenance expenses	68.4	4.2	63.4
Loss on long-lived assets, net	(14.4)	—	(48.2)
Goodwill impairments	—	—	(38.8)
Loss on contingent consideration	—	(57.0)	—
Earnings from unconsolidated affiliates, net	18.9	28.9	—
Other income, net	0.8	—	—
EBITDA for the year ended December 31, 2017	$278.8	$11.3	$(29.7)

Revenues	$1,118.8	$165.3	$1,236.4
Intersegment revenues	108.6	4.2	(112.8)
Costs of product/services sold	917.0	5.1	1,003.0
Operations and maintenance expenses	77.0	21.4	59.7
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)
Goodwill impairments	(8.6)	(44.9)	(109.1)
Earnings from unconsolidated affiliates, net	20.3	11.2	—
EBITDA for the year ended December 31, 2016	$243.1	$77.1	$(79.6)

Revenues	$1,381.0	$266.3	$985.5
Intersegment revenues	66.7	—	(66.7)
Costs of product/services sold	1,103.9	20.1	759.5
Operations and maintenance expenses	89.0	31.7	69.5
Loss on long-lived assets, net	(787.3)	(1.6)	(32.3)
Goodwill impairments	(329.7)	(623.4)	(453.2)
Loss from unconsolidated affiliates, net	(43.4)	(17.4)	—
EBITDA for the year ended December 31, 2015	$(905.6)	$(427.9)	$(395.7)

Crestwood Midstream
Revenues	$1,688.2	$37.2	$2,155.5
Intersegment revenues	134.5	6.7	(141.2)
Costs of product/services sold	1,480.8	0.3	1,893.6
Operations and maintenance expenses	68.4	4.2	63.4
Loss on long-lived assets net	(14.4)	—	(48.2)
Goodwill impairments	—	—	(38.8)
Loss on contingent consideration	—	(57.0)	—
Earnings from unconsolidated affiliates, net	18.9	28.9	—
Other income, net	0.8	—	—
EBITDA for the year ended December 31, 2017	$278.8	$11.3	$(29.7)

Revenues	$1,118.8	$165.3	$1,236.4
Intersegment revenues	108.6	4.2	(112.8)
Costs of product/services sold	917.0	5.1	1,003.0
Operations and maintenance expenses	77.0	18.3	59.7
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)
Goodwill impairments	(8.6)	(44.9)	(109.1)
Earnings from unconsolidated affiliates, net	20.3	11.2	—
EBITDA for the year ended December 31, 2016	$243.1	$80.2	$(79.6)

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the years ended December 31, 2017, 2016 and 2015.

Gathering and Processing

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

EBITDA for CEQP’s and CMLP’s gathering and processing segment increased by approximately $35.7 million for the year ended December 31, 2017 compared to 2016. During the year ended December 31, 2017, our gathering and processing segment’s revenues increased by approximately $595.3 million compared to 2017, partially offset by an increase in costs of product/services sold of approximately $563.8 million during 2017 compared to 2016.

The increases in revenues and costs during the year ended December 31, 2017 were primarily driven by our Arrow operations, which experienced a $611.0 million increase in revenues and a $578.5 million increase in costs of product/services compared to 2016. The increase in Arrow’s revenues and costs was primarily driven by higher average prices on Arrow’s agreements under which it purchases and sells crude oil. In addition, crude, gas and water volumes gathered by our Arrow system increased by 30%, 10% and 27%, respectively, during the year ended December 31, 2017 compared to 2016, due to the connection of 97 wells on our Arrow system during 2017 compared to 48 wells during 2016.

Partially offsetting the increase in our gathering and processing segment’s revenues and costs from our Arrow operations during the year ended December 31, 2017 compared to 2016, were lower revenues and costs of approximately $16.4 million and $10.6 million, respectively, from our Permian operations as a result of the deconsolidation of Crestwood New Mexico in June 2017. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $8.6 million during the year ended December 31, 2017 compared to 2016, due to continued cost-reduction efforts undertaken in our operations and the deconsolidation of Crestwood New Mexico.

Our gathering and processing segment’s EBITDA for the year ended December 31, 2017 includes a loss on long-lived assets of approximately $14.4 million, primarily related to the retirement and/or disposition of certain of our Marcellus and Arrow gathering and processing assets.

The comparability of our G&P segment’s EBITDA was impacted by an $8.6 million impairment recorded during the year ended December 31, 2016 related to our Marcellus operations. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our gathering and processing segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $1.4 million during the year ended December 31, 2017 compared to 2016. The decrease was primarily driven by a $10.3 million decrease in equity earnings from Jackalope resulting from a reduction in revenues at the equity investment as a result of the restructuring of its contracts with Chesapeake effective January 1, 2017. Jackalope and Chesapeake replaced the cost-of-service based contract with a fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period. Partially offsetting the decrease in equity earnings from Jackalope was an increase in equity earnings from our Crestwood Permian equity investment of approximately $8.9 million during the year ended December 31, 2017 compared 2016, primarily due to the contribution of Crestwood New Mexico to Crestwood Permian in June 2017, and the Nautilus system coming online in June 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

EBITDA for CEQP’s G&P segment increased by approximately $1,148.7 million for the year ended December 31, 2016 compared to 2015. The comparability of our G&P’s segment results year-over-year was significantly impacted by property, plant and equipment, intangible asset and goodwill impairments recorded during 2016 and 2015, which are further described below.

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

Our G&P segment’s EBITDA was also impacted by a goodwill impairment of $8.6 million recorded during 2016 related to our Marcellus operations compared to property, plant and equipment, intangible asset and goodwill impairments of approximately $1,116.0 million recorded during 2015 related to our Barnett, Fayetteville, Granite Wash, and Haynesville operations. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

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

Storage and Transportation

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

EBITDA for CMLP’s storage and transportation segment decreased by approximately $68.9 million during the year ended December 31, 2017 compared to 2016. During the year ended December 31, 2017, our storage and transportation segment’s revenues were lower due to a reduction in revenues of approximately $51.1 million from our COLT Hub operations compared to 2016. The decrease was primarily due to a reduction in our rail throughput revenues from the expiration of two rail loading contracts in late 2016, a 58% decrease in rail loading volumes and lower margins resulting from higher average crude oil prices in the Bakken compared to other basins, which has decreased the demand and rates for our rail loading services in 2017 compared to 2016. Also impacting our storage and transportation segment’s EBITDA was $44.9 million of goodwill impairments recorded during the year ended December 31, 2016 related to our COLT Hub operations. For a further discussion of these impairments, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

The comparability of our storage and transportation segment’s EBITDA was also impacted by a $57 million loss on contingent consideration recorded during the year ended December 31, 2017 related to our Stagecoach Gas joint venture. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to CEGP after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. Although Stagecoach Gas anticipates that these growth capital projects will be constructed in the future, it does not expect that these projects will produce meaningful operating results prior to December 31, 2020.

Our storage and transportation segment’s results was impacted by a $32.4 million loss recognized on the deconsolidation of our Northeast storage and transportation assets as a result of the contribution of these assets to the Stagecoach Gas joint venture in June 2016. The deconsolidation of the Northeast storage and transportation assets resulted in lower revenues and costs of product/services sold of approximately $74.5 million and $4.6 million, respectively, during the year ended December 31, 2017 compared to 2016. We also experienced lower operations and maintenance expenses of approximately $14.1 million during the year ended December 31, 2017 compared to 2016, primarily as a result of the deconsolidation of the Northeast storage and transportation assets. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2 and 6 for a further discussion of the deconsolidation of our NE S&T assets.

Our storage and transportation segment’s EBITDA was impacted by an increase in earnings from our unconsolidated affiliates. As discussed above, in June 2016, we deconsolidated our Northeast storage and transportation assets as a result of the Stagecoach Gas transaction and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized equity earnings from Stagecoach Gas of approximately $25.3 million and $15.9 million during the years ended December 31, 2017 and 2016. Earnings from our Tres Holdings equity investment increased by approximately $2.5 million during the year ended December 31, 2017 compared to 2016, primarily due to property tax accruals recorded by Tres Holdings during 2016.

EBITDA for CEQP’s storage and transportation segment decreased by approximately $65.8 million during the year ended December 31, 2017 compared to 2016. The change in CEQP’s storage and transportation segment’s EBITDA year-over-year was due to all the factors discussed above for CMLP. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios’ 2012 and 2013 property tax years which resulted in CEQP recording additional net property taxes (including interest and penalties) of approximately $2.9 million during the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

EBITDA for CEQP’s storage and transportation segment increased by approximately $505.0 million during the year ended December 31, 2016 compared to 2015. The comparability of our storage and transportation segment’s results year-over-year is primarily impacted by goodwill impairments recorded during 2016 and 2015, which are further described below. In addition, on June 3, 2016, we deconsolidated our NE S&T assets as a result of the contribution of the assets to Stagecoach Gas and we recognized a loss of $32.4 million. The deconsolidation of the NE S&T assets also resulted in lower revenues of approximately $102.3 million during the year ended December 31, 2016 compared to the 2015, partially offset by lower costs of product/services sold of approximately $8.7 million year-over-year. We also experienced lower operations and maintenance expense of approximately $11.9 million during the year ended December 31, 2016 compared to 2015, primarily as a result of the deconsolidation of the NE S&T assets. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2 and 6 for a further discussion of the deconsolidation of our NE S&T assets.

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

Marketing, Supply and Logistics

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

EBITDA for our marketing, supply and logistics segment increased by approximately $49.9 million for the year ended December 31, 2017 compared to 2016. The comparability of our marketing, supply and logistics segment’s results was significantly impacted by goodwill, intangible assets and property, plant and equipment impairments of $121.0 million recorded during 2017 and goodwill and intangible asset impairments of $140.5 million recorded during 2016. For a further discussion of our impairments recorded during 2017 and 2016, see “Critical Accounting Estimates and Policies” above and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our supply and logistics operations experienced an increase in revenues and costs of product/services sold of $465.0 million and $457.9 million, respectively, during the year ended December 31, 2017 compared to 2016. During 2016, we experienced unseasonably warm weather which resulted in lower demand for NGLs compared to increased demand experienced during 2017. The costs of product/services sold increase includes losses of $31.2 million and a loss of $7.8 million during the years ended December 31, 2017 and 2016 related to our commodity-based derivative contracts. These changes in the fair value of our derivative contracts resulted from higher average NGL prices compared to 2016, which resulted in an increase in our liabilities from price risk management activities associated with contracts that provide fixed prices on future sales of our NGL inventory.

During the year ended December 31, 2017, our storage and terminals operations (including our West Coast operations) experienced a $173.6 million and $174.4 million increase in revenues and costs of product/services sold, respectively, compared to 2016. These increases were primarily driven by increases in NGL prices during the year ended December 31, 2017. Although our net operating results were relatively consistent during the year ended December 31, 2017 compared to 2016, we experienced NGL market headwinds in the Northeast during 2017, with NGL exports and other market dynamics causing price differentials to narrow between purchasing NGLs in the summer (which are then stored in our NGL facilities) and selling NGLs in the winter. These dynamics also caused the rates that we are able to charge for storing NGLs in our facilities to decline from their historical levels. Also during 2017, our West Coast customers also experienced headwinds, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S. This caused demand for the gathering, processing and logistics services from our West Coast operations to remain relatively flat in 2017 compared to 2016. Considering the fact that the net operating results of our storage and terminals operations (including West Coast) have been relatively consistent over the past several years, we do not anticipate that these operations will grow as fast or to the degree that we expected when we merged with Inergy, LP in 2013 given current market dynamics, which we believe will continue for the foreseeable future.

Revenues and costs of product/services sold from our crude and natural gas marketing operations increased by approximately $261.9 million and $260.5 million, respectively, during the year ended December 31, 2017 compared to 2016. These increases were primarily driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Our NGL and crude trucking operations continued to experience lower operating results in 2017 compared to 2016, with a $12.4 million and $5.7 million decrease in revenues and costs of product/services sold during the year ended December 31, 2017 compared to 2016. This decrease was primarily a result of the realignment of our trucking operations in 2017 to reduce the size of our trucking fleet in response to the continued decline in demand for trucking services due to the continued lower commodity price environment.

Our marketing, supply and logistic segment’s operations and maintenance expenses increased by approximately $3.7 million during the year ended December 31, 2017 compared to 2016. In 2016, we received a $3.1 million property tax refund related to our West Coast operations.

In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million, and we recognized a gain of approximately $33.6 million from the sale. For a further discussion of this sale, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

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

During the year ended December 31, 2016, our storage and terminals operations (including our West Coast operations) experienced a $147.7 million increase in revenues compared to 2015, in addition to an increase in costs of product/services sold of approximately $167.6 million. Although these operations experienced an increase in demand for its propane-related services year-over-year, it experienced lower demand for its butane-related services (which tend to generate higher per unit margins than its propane services). The lower butane demand was driven by lower NGL commodity prices and tightening of basis differentials on these operations in 2016 compared to 2015.

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

Other EBITDA Results

General and Administrative Expenses.

During the year ended December 31, 2017, our general and administrative expenses increased compared to 2016, primarily due to an increase in unit-based compensation charges based on higher average awards outstanding in 2017 compared to 2016, and the impact of performance units granted during 2017 under the Crestwood Equity Long Term Incentive Plan (Crestwood LTIP). For a further discussion of Crestwood LTIP, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13. In addition, we incurred additional expense during the year ended December 31, 2017, related to the consolidation and relocation of our three corporate offices into two offices located in Houston and Kansas City.

During 2015, we completed a number of cost-reduction efforts, including the Simplification Merger (see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2 for a discussion of the Simplification Merger), and as a result we decreased our ongoing operations and maintenance expense and general and administrative expense. During the year ended December 31, 2016 compared to 2015, we experienced a decrease of approximately $28.1 million in Crestwood Equity’s general and administrative expenses primarily as a result of our cost-savings initiatives.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2017, our depreciation, amortization and accretion expense decreased compared to 2016 and 2015, primarily due to the deconsolidation of our Crestwood New Mexico operations in June 2017, the deconsolidation of our NE S&T assets in June 2016, and a reduction in the carrying value of certain of our assets as a result of impairments on our property, plant and equipment and intangible assets recorded during 2015.

Interest and Debt Expense, Net. During the year ended December 31, 2017, interest and debt expense, net decreased compared to 2016 and 2015, primarily due to the repayments of Crestwood Midstream’s 2020 Senior Notes and 2022 Senior Notes. For a discussion of our long-term debt and related transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

The following table provides a summary of our interest and debt expense (in millions).

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Credit facilities	$18.6	$18.7	$25.2	$18.6	$18.7	$17.2
Senior notes	76.4	99.9	108.4	76.4	99.9	107.8
Other debt-related costs	7.3	7.2	9.0	7.3	7.2	8.0
Gross interest and debt expense	102.3	125.8	142.6	102.3	125.8	133.0
Less: capitalized interest	2.9	0.7	2.5	2.9	0.7	2.5
Interest and debt expense, net	$99.4	$125.1	$140.1	$99.4	$125.1	$130.5

Gain (Loss) on Modification/Extinguishment of Debt. During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.7 million in conjunction with the tender of the remaining principal amounts of
Crestwood Midstream's 2020 Senior Notes and 2022 Senior Notes. During the year ended December 31, 2016, we recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of a portion of Crestwood Midstream’s 2020 Senior Notes and 2022 Senior Notes.

During the year ended December 31, 2015, we recognized a $20.0 million loss on extinguishment of debt related to the termination of Crestwood Equity’s credit facility, the redemption of Crestwood Midstream’s 2019 Senior Notes and modification of Crestwood Midstream’s credit facility.

Net Income (Loss) Attributable to Non-Controlling Partners. In September 2015, Crestwood Midstream became a wholly-owned subsidiary of Crestwood Equity as a result of the Simplification Merger, which materially impacted the change in Crestwood Equity’s net income (loss) attributable to non-controlling partners for the year ended December 31, 2016 compared to 2015. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12 for further detail of Crestwood Equity’s net income (loss) attributable to non-controlling partners.

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

We make cash quarterly distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay cash quarterly distributions of approximately $15 million to our preferred unitholders. We believe our operating cash flows will well exceed cash distributions to our partners and our preferred unitholders at current levels, and as a result, we will have substantial operating cash flows as a source of liquidity for our growth capital expenditures.

In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million. We used the proceeds from the divestiture to reduce borrowings under the CMLP credit facility and reinvest in on-going organic growth projects in the Bakken and Delaware Basin discussed in Outlook and Trends above, and we expect the proceeds from this divestiture will eliminate the need to access the equity capital markets to fund our current capital programs.

As of December 31, 2017, we had $499.3 million of available capacity under our credit facility considering the most restrictive debt covenants in the credit agreement. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2017, we were in compliance with all of our debt covenants applicable to the credit facility and our senior notes. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the credit facility and senior notes.

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$255.9	$346.1	$440.7
Net cash provided by (used in) investing activities	38.7	867.2	(212.7)
Net cash used in financing activities	(294.9)	(1,212.2)	(236.3)

Operating Activities

Our operating cash flows decreased approximately $90.2 million for the year ended December 31, 2017 compared to 2016, primarily due to a $125.6 million decrease in our storage and transportation segment’s revenues primarily due to the deconsolidation of our Northeast storage and transportation assets and a reduction in rail throughput revenues from our COLT operations. This was partially offset by a $1,488.5 million increase in revenues from our gathering and processing and marketing, supply and logistics operations discussed above, offset by a $1,449.6 million increase in costs of product/services sold primarily related to these segments’ operations.
Our operating cash flows decreased approximately $94.6 million for the year ended December 31, 2016 compared to 2015, primarily due to a $112.3 million decrease in operating revenues as a result of the deconsolidation of the NE S&T assets in June 2016 and from our gathering and processing segment’s operations due primarily to the effect of lower commodity prices on that segment. The unfavorable cash flow impacts were partially offset by lower operations and maintenance expenses of approximately $32.1 million, primarily due to the deconsolidation of the NE S&T assets.

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

During 2018, we anticipate growth capital expenditures of approximately $250 million to $300 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $15 million to $20 million on maintenance capital expenditures and approximately $25 million to $30 million on capital expenditures that are directly reimbursable by our customers. We anticipate that our growth and reimbursable capital expenditures in 2018 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the year ended December 31, 2017 (in millions).

Growth capital	$141.4
Maintenance capital	22.0
Other(1)	25.0
Purchases of property, plant and equipment	188.4
Reimbursements of property, plant and equipment	(19.6)
Net	$168.8

(1)	Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

In addition to the capital expenditures described in the table above, our cash flows from investing activities were also impacted by the following significant items during the years ended December 31, 2017, 2016 and 2015:

Net Proceeds from the Sale of Assets. In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million. In June 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 2, 3 and 6.

Investments in Unconsolidated Affiliates. During the years ended December 31, 2017, 2016 and 2015, we made cash contributions of approximately $58 million, $12.4 million and $42 million, respectively, to our joint ventures to fund their growth capital projects and their operating activities. In addition, in June 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.

Distributions from our joint ventures increased during each of the three years ended December 31, 2017, primarily due to the formation of the Crestwood Permian and Stagecoach joint ventures in October 2016 and June 2016, respectively. In addition, we experienced an increase in distributions from our Jackalope equity investment during the year ended December 31, 2016 compared to 2015, as a result of Jackalope placing an expansion project into service in 2015.

Financing Activities

Significant items impacting our financing activities during the years ended December 31, 2017, 2016 and 2015 included the following:

Equity Transactions

•
In December 2017, Crestwood Niobrara redeemed 100% of the outstanding preferred units issued to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) for an aggregate purchase price of $202.7 million and issued $175 million of new preferred units to CN Jackalope Holdings LLC. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12;

•
Distributions to preferred unitholders of approximately $15 million; prior to September 30, 2017, we had the option to make quarterly distributions to our preferred unitholders by issuing additional preferred units;

•
Decrease in distributions to partners of approximately $52.2 million during the year ended December 31, 2017 compared to 2016, primarily due to a reduction in distributions paid per limited partner unit from $1.375 to $0.60 beginning with the first quarter 2016 distribution; increase in distributions to partners of approximately $48.3 million for the year ended December 31, 2016 compared to 2015, primarily due to the increase in the number of limited partner units outstanding as a result of the Simplification Merger;

•
Decrease in distributions paid to non-controlling partners of $219 million in 2016 compared to 2015, due primarily to the Simplification Merger; distributions paid to non-controlling partners during the year ended December 31, 2017 were flat compared to 2016;

•	$15.2 million of net proceeds from the issuance of CEQP common units during the year ended December 31, 2017; and

•
Increase in taxes paid for unit-based compensation vesting of approximately $4.7 million, primarily due to higher vesting of unit-based compensation awards during the year ended December 31, 2017 compared to 2016.

Debt Transactions

•
During the year ended December 31, 2017, our debt-related transactions resulted in net repayments of approximately $76.3 million compared to net repayments of $974.5 million in 2016 and net proceeds of $131.5 million in 2015. During 2017 and 2016, we redeemed all amounts outstanding under Crestwood Midstream’s 2020 Senior Notes and 2022 Senior Notes. During 2017 and 2015, we issued $500 million of senior unsecured notes due in 2025 and $700 million senior unsecured notes due in 2023, respectively. For a further discussion of these and other debt-related transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, capital commitments and contractual interest amounts are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2017 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt:
Principal	$0.9	$319.3	$0.4	$1,200.0	$1,520.6
Interest(1)	85.9	162.9	145.0	75.6	469.4
Future minimum payments under operating leases(2)	35.2	53.3	19.2	18.8	126.5
Asset retirement obligations	—	—	—	27.5	27.5
Fixed price commodity purchase commitments(3)	447.3	32.0	—	—	479.3
Standby letters of credit	52.2	—	—	—	52.2
Purchase commitments and other contractual obligations(4)	65.8	—	—	—	65.8
Total contractual obligations	$687.3	$567.5	$164.6	$1,321.9	$2,741.3

(1)
$318.2 million of our long-term debt is variable interest rate debt at Alternate Base rate or Eurodollar rate plus an applicable spread. These rates plus their applicable spreads were between 3.94% and 6.00% at December 31, 2017. These rates have been applied for each period presented in the table.

(2)	See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15 for a further discussion of these obligations.

(3)	Fixed price purchase commitments are volumetrically offset by third party fixed price sale contracts.

(4)
Primarily related to growth and maintenance contractual purchase obligations in our G&P segment and environmental obligations included in other current liabilities on our balance sheet. Other contractual purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

As of December 31, 2017, both the carrying value and fair value of our fixed rate debt instruments was approximately $1.2 billion. As of December 31, 2016, both the carrying value and fair value of our fixed rate debt instruments (including debt fair value adjustments) was approximately $1.5 billion. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facility. At December 31, 2017, we had obligations totaling $318.2 million outstanding under the credit facility. These obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the interest rate on the our credit facility were to fluctuate by 1% from the rate as of December 31, 2017, our annual interest expense would have changed by approximately $3.2 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to (i) the NGLs and crude oil marketed or supplied by our NGL and crude oil supply and logistics operations (marketing, supply and logistics segment); (ii) NGLs under certain of our percent-of-proceeds contracts (G&P segment); and (iii) crude oil and natural gas purchased from our Arrow and Granite Wash producer customers (G&P segment).  Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities.  We remain subject to volumetric risk under contracts without minimal volume commitments or take-or-pay pricing terms, but absent other market factors that could adversely impact our operations (i.e., market conditions that negatively influence our producer customers’ decisions to develop or produce hydrocarbons), changes in the price of natural gas, NGLs or crude oil should not materially impact our operations.

In our marketing, supply and logistics operations, we consider market risk to be the risk that the value of our NGL and crude services segment’s portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2017, were energy marketers, propane retailers, resellers, and dealers.

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

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2017 were assets of $7.2 million and liabilities of $48.9 million. We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models on a quarterly basis. A theoretical change of 10% in the underlying commodity value would result in a $8.6 million change in the market value of these contracts as there were approximately 2 MMBbls of net unbalanced positions at December 31, 2017. Inventory positions of approximately 2 MMBbls would substantially offset this theoretical change at December 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officers and Chief Financial Officers of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s and Crestwood Midstream’s internal control over financial reporting.

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

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2017. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2017, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 23, 2018, on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

On February22, 2018, Crestwood Operations entered into an Omnibus Amendment to each Executive Employment
Agreement for Messrs. Phillips, Halpin, Moore, Dougherty and Lambert (“Omnibus Amendment”). Pursuant to the Omnibus Amendment, if, on or before July 1, 2019, there is a Change in Control (as defined in the Omnibus Amendment), the Partnership will issue 150,000 restricted units to Mr. Phillips, 100,000 restricted units to Mr. Halpin, and 75,000 restricted units to Messrs. Moore, Dougherty and Lambert, respectively, which units will be fully vested on their issuance date. Furthermore, if the employment of Messrs. Halpin, Moore, Dougherty or Lambert is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times base salary and average annual bonus for the prior two years.

The foregoing summary of the material provisions of the Omnibus Amendment is intended to be general in nature and is qualified by the full text of the Omnibus Amendment, which is incorporated by reference herein as an exhibit to the Annual Report on Form 10-K.

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

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner Manages Crestwood Equity Partners LP

Crestwood Equity GP LLC, our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partner and their affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the general partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the outstanding common units. Unitholders do not directly or indirectly participate in our management or operations. Our general partner owes a fiduciary duty to the unitholders. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

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

Executive Officers and Directors	Age	Position with our General Partner
Robert G. Phillips	63	President, Chief Executive Officer and Director
J. Heath Deneke	44	Executive Vice President, Chief Operating Officer
Robert T. Halpin	34	Executive Vice President, Chief Financial Officer
Steven M. Dougherty	45	Senior Vice President, Chief Accounting Officer
Joel C. Lambert	49	Senior Vice President, General Counsel and Chief Compliance Officer
William H. Moore	38	Senior Vice President, Strategy and Corporate Development
Alvin Bledsoe	69	Director
Michael G. France	40	Director
Warren H. Gfeller	65	Director
David Lumpkins	63	Director
John J. Sherman	62	Director
John W. Somerhalder II	62	Director

Robert G. Phillips was elected Chairman, President and Chief Executive Officer of our general partner in June 2013 and has served on the Management Committee of Crestwood Holdings since May 2010. He served as Chairman, President and CEO of Legacy Crestwood from November 2007 until October 2013. Previously, Mr. Phillips served as President and Chief Executive Officer and a Director of Enterprise Products Partners L.P. from February 2005 until June 2007 and Chief Operating Officer and a Director of Enterprise Products Partners L.P. from September 2004 until February 2005. Mr. Phillips also served on the Board of Directors of Enterprise GP Holdings L.P., the general partner of Enterprise Products Partners L.P., from February 2006 until April 2007. He previously served as Chairman of the Board and CEO of GulfTerra Energy Partners, L.P. (GTM), from 1999 to 2004, prior to GTM’s merger with Enterprise Product Partners, LP, and held senior executive management positions with El Paso Corporation, including President of El Paso Field Services from 1996-2004. Prior to that he was Chairman, President and CEO of Eastex Energy, Inc. from 1981-1995. Mr. Phillips previously served as a Director of Pride International, Inc. from October 2007 to May 31, 2011, one of the world’s largest offshore drilling contractors, and was a member of its audit committee. Mr. Phillips has served as a Director of Bonavista Energy Corporation , a Canadian independent oil and gas producer, since May 2015, and is a member of its compensation and governance committees. Mr. Phillips holds a

B.B.A. from The University of Texas at Austin and a Juris Doctorate from South Texas College of Law. Mr. Phillips was selected to serve as the Chairman of the Board of our general partner because of his deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as his experience in executive leadership roles for public companies in the energy industry and operational and financial expertise in the oil and gas business generally.

J. Heath Deneke was appointed President, Chief Operating Officer, Pipeline Services Group in June 2015. He served as President, Chief Operating Officer, Pipeline Services Group from June 2015 to August 2017, President, Natural Gas Business Unit of our general partner from October 2013 to June 2015 and as Senior Vice President and Chief Commercial Officer of Legacy Crestwood from August 2012 until October 2013. Prior to joining Legacy Crestwood, Mr. Deneke served in various management positions at El Paso Corporation and its affiliates, including Vice President of Project Development and Engineering for the Pipeline Group, Director of Marketing and Asset Optimization for Tennessee Gas Pipeline Company, LLC and Manager of Business Development and Strategy for Southern Natural Gas Company, LLC. Mr. Deneke holds a bachelor’s degree in Mechanical Engineering from Auburn University.

Robert T. Halpin was appointed Executive Vice President, Chief Financial Officer in August 2017. He previously served as the Senior Vice President, Chief Financial Officer from March 2015 to August 2017, Vice President, Finance from January 2013 to March 2015 and as Vice President, Business Development from January 2012 to January 2013. Prior to joining Crestwood, from July 2009 to January 2012, he was an Associate at First Reserve and from July 2007 to June 2009, he was an investment banker in the Global Natural Resources Group at Lehman Brothers and subsequently, Barclays Capital following its acquisition of Lehman Brothers’ Investment Banking Division in September 2008. Mr. Halpin holds a B.B.A. in Finance from The University of Texas at Austin.

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

Joel C. Lambert was appointed Senior Vice President, General Counsel and Chief Compliance Officer in August 2017. He served as Senior Vice President, General Counsel and Corporate Secretary of our general partner from October 2013 to August 2017. He served as a director of Legacy Crestwood from October 2010 to October 2013. From 2007 until October 2013, Mr. Lambert served as Vice President, Legal of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. From 1998 to 2006, Mr. Lambert was an attorney in the Business and International Section of Vinson & Elkins LLP. In 1997, he was an Intern at the Texas Supreme Court, and has served as a Military Intelligence Specialist for the United States Army. Mr. Lambert holds a Bachelor of Environmental Design from Texas A&M University and a Juris Doctorate from The University of Texas School of Law.

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

Alvin Bledsoe was appointed a director of our general partner in October 2013. He served as a director of Crestwood Midstream GP LLC (CMLP GP ) from October 2013 to October 2015 and as a director of Legacy Crestwood from July 2007 until October 2013. Mr. Bledsoe currently serves as a director of SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant and various senior roles for 33 years at PricewaterhouseCoopers (PwC). From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a managing partner and regional managing partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body. Mr. Bledsoe was selected to serve as a director of our general partner due to his extensive background in public accounting and auditing, including experience advising publicly-traded energy companies.

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

David Lumpkins has been a director of our general partner since November 2015. He is Chairman of PetroLogistics II, LLC, a petrochemical development company. He was the co-founder and Executive Chairman of Petrologistics, a NYSE listed company which was acquired by Flint Hills Resources in July 2014. Mr Lumpkins was also previously the co-founder and Chairman of PL Midstream, a pipeline transportation and storage company based in Louisiana, which was sold to Boardwalk Partners in 2012. Prior to the formation of these companies, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region. He is a graduate of The University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of Westlake Chemical Partners LP. Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to the boards of directors.

John J. Sherman has served as a director of our general partner since March 2001 and previously served on the board of directors of CMLP’s general partner. He served as Chief Executive Officer and President of our general partner from March 2001 until June 2013 and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC. He is currently the Chief Executive Officer of MLP Holdings, LLC, Vice Chairman of the Cleveland Indians Baseball Club and a director of Great Plains Energy Inc. and Tech Accel LLC. We believe the breadth of Mr. Sherman’s experience in the energy industry and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to our board of directors.

John W. Somerhalder II was appointed as a director of our general partner in October 2013. He has served as a director of CenterPoint Energy, Inc. since October 2016, a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. since August 2017 and as a director of Legacy Crestwood from July 2007 to October 2013. Mr. Somerhalder served as the interim Chief Executive Officer of Colonial Pipeline Company from February 2017 through October 2017 and as the President, Chief Executive Officer and a director of AGL Resources Inc. (AGL Resources), a publicly-traded energy services holding company whose principal business is the distribution of natural gas, from March 2006 to December 2015 and as Chairman of the Board of AGL Resources from November 2007 to December 2015. From 2000 to May 2005, Mr. Somerhalder served as the Executive Vice President of El Paso Corporation, where he continued service under a professional services agreement from May 2005 to March 2006. From 2001 to 2005, he served as the President of El Paso Pipeline Group. From 1996 to 1999, Mr. Somerhalder served as the President of Tennessee Gas Pipeline Company, an El Paso subsidiary company. From April 1996 to December 1996, Mr. Somerhalder served as the President of El Paso Energy Resources Company. From 1992 to 1996, he served as the Senior Vice President, Operations and Engineering, of El Paso Natural Gas Company. From 1990 to 1992, Mr. Somerhalder served as the Vice President, Engineering of El Paso Natural Gas Company. From 1977 to 1990, Mr. Somerhalder held various other positions at El Paso Corporation and its subsidiaries until being named an officer in 1990. Mr. Somerhalder was selected to serve as a director of our general partner due to his years of experience in the oil and gas industry and his extensive business and management expertise, including as President, Chief Executive Officer and a director of a publicly-traded energy company.

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

Board Committees

Audit Committee

The members of the audit committee are Alvin Bledsoe (Chairman), David Lumpkins and John Somerhalder II. Our board has determined that each of the members of our audit committee meet the independence standards of the NYSE and is financially literate. In addition, the board has determined that Mr. Bledsoe is an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management. Our audit committee charter may be found on our website at www.crestwoodlp.com.

Compensation Committee

Although we are not required by NYSE listing standards to have a compensation committee, two members of our board of directors also serve as members of our compensation committee, which oversees compensation decisions for the executive officers of our general partner, as well as the compensation plans described below. The current members of the compensation committee are Warren Gfeller (Chairman) and Alvin Bledsoe. Our compensation committee charter may be found on our website at www.crestwoodlp.com.

Conflicts Committee

Our general partner has established a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. The members of our conflicts committee are David Lumpkins and John Somerhalder II (Chairman). The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Finance Committee

Our general partner has established a finance committee to assist the board of directors in fulfilling its oversight responsibilities across the principal areas of corporate finance and risk management. The members of the finance committee are David Lumpkins (Chairman) and Warren Gfeller.

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

Communication with the Board of Directors

We have established a procedure by which unitholders or interested parties may communicate directly with the board of directors, any committee of the board, any of the independent directors or any one director serving on the board of directors by sending written correspondence addressed to the desired person, committee or group to the attention of Joel C. Lambert, Senior Vice President, General Counsel, 811 Main Street, Suite 3400, Houston, TX 77002. Communications are distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

For purposes of this Compensation Discussion and Analysis our NEOs for fiscal 2017 were comprised of:

•	Robert G. Phillips, our current President and Chief Executive Officer and Director (Principal Executive Officer);

•	Robert T. Halpin, our Executive Vice President and Chief Financial Officer (Principal Financial Officer);

•	J. Heath Deneke, our Executive Vice President and Chief Operating Officer;

•	William H. Moore, our Senior Vice President, Strategy and Corporate Development; and

•	Steven M. Dougherty, our Senior Vice President and Chief Accounting Officer

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

Compensation Setting Process

Role of Management

In order to make pay recommendations, management, with assistance from management’s consultant, provides the CEO with data from the annual proxy statements and annual reports of companies in our comparator group along with pay information compiled from nationally recognized executive and industry-related compensation surveys. The survey data is used to confirm that pay practices among companies in the comparator group are aligned with the market as a whole.

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

Our CEO makes recommendations to the compensation committee with respect to financial metrics to be used and determination of performance for performance-based awards as well as other recommendations regarding non-CEO executive compensation, which may be based on our performance, individual performance and the peer group compensation market analysis. The compensation committee considers this information when establishing the total compensation packages of our executive officers. The CEO’s performance and compensation is reviewed, evaluated and established separately by the compensation committee and the full board based on criteria similar to those used for non-CEO executive compensation. The board of directors of our general partner reviews all aspects of executive compensation based on the reports from the compensation committee.

Role of the Compensation Committee

For all NEOs, except the CEO, the compensation committee reviews the CEO’s recommendations, supporting market data, and individual performance assessments. In addition, the compensation committee reviews the reasonableness of the CEO’s pay recommendations based on a competitive market study that includes proxy and annual report data from the approved comparator group and published compensation survey data. For the CEO, in fiscal 2017 the board of directors met in executive session without management present to review the CEO’s performance. In this session, the board of directors reviewed:

•	Evaluations of the CEO completed by the board members;

•	The CEO’s written assessment of his/her own performance compared with the stated goals; and

•	Business performance of the Company relative to established targets.

The compensation committee used these evaluations and the competitive market study to determine the CEO’s long- term incentive amounts, annual cash incentive target, base pay, and any performance adjustments to be made to the CEO’s annual cash incentive payment.

Role of the Compensation Consultant

In June 2017, we engaged Willis Towers Watson to serve as our compensation consultant. Prior to June 2017, Aon Hewitt served as our compensation consultant. Our compensation committee and management believe it is beneficial to have an independent third-party analysis to assist in evaluating and setting executive compensation. Management, in consultation with the compensation committee, chose Willis Towers Watson and Aon Hewitt based on their extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry. For fiscal 2017, Aon Hewitt provided management and the compensation committee with an analysis of our executive compensation programs, including total direct compensation comprised of base salary, annual incentive and long-term incentive compensation, in order to assess the competitiveness of our programs and to provide conclusions and recommendation. Our compensation committee has taken and will take into consideration the discussions, guidance and compensation studies produced by our compensation consultants in order to make compensation decisions. The compensation committee has assessed the independence of the compensation consultants and has concluded that the compensation consultants’ work for the compensation committee does not raise any conflict of interest.

Competitive Benchmarking and Peer Group

Our compensation committee considers competitive industry data in making executive pay determinations. Pursuant to our compensation committee’s decisions to maintain a peer group for executive compensation purposes and in view of evolving industry and competitive conditions, Aon Hewitt, with the assistance of management, proposed certain peer group companies for our compensation committee’s review.

After discussion with Aon Hewitt and reviewing its recommendation of a peer group based on companies with annual revenues, assets and net income similar to ours and taking into account geographic footprint and employee count, our compensation committee determined that the peer group listed below was the most appropriate for purposes of the 2017 executive compensation analyses.

Boardwalk Pipeline Partners LP	Midcoast Energy Partners, L.P.
Buckeye Partners, L.P.	NuStar Energy L.P.
DCP Midstream Partners, LP	ONEOK Inc.
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	Tallgrass Energy Partners, LP
EQT Midstream Partners, LP	Targa Resources Corp.
Genesis Energy LP	Andeavor Logistics LP
Magellan Midstream Partners, L.P.	Western Gas Partners, LP

Aon Hewitt compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents, and compiled published survey compensation data from multiple sources. This compensation data was then presented to the compensation committee and used to compare the compensation of our NEOs to our peer group where the peer group had individuals serving in similar positions and to the market.

Elements of Compensation

The principal elements of compensation for the NEOs are the following:

•	base salary;

•	incentive awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.

In addition, certain NEOs have received incentive units from Crestwood Holdings, a subsidiary of First Reserve, which plays a key role in enabling our general partner to attract, recruit, hire and retain qualified executive officers.

Base Salary

Base salary is designed to compensate executives commensurate with the level of the position they hold and for sustained individual performance (including experience, scope of responsibility, results achieved and potential). The initial base salaries for our NEOs were determined in 2013 and documented in employment agreements we entered into with each of our executive officers in January 2014 (the Executive Employment Agreements). For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.”

Base salaries for our NEOs are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the base salary amounts of the NEOs as compared to the compensation of executives in similar positions with similar responsibility levels in our industry. However, the final determination of base salary amounts was within the compensation committee’s discretion. Based on our objective to maintain target average base compensation at the 50th percentile of the market data, the compensation committee approved a standard 3% merit increase for our NEOs effective January 1, 2017. Accordingly, the annual base salaries were increased as follows: Mr. Phillips ($674,650), Mr. Halpin ($412,000), Mr. Deneke ($489,250), Mr. Moore ($360,500) and Mr. Dougherty ($386,250).

With respect to Mr. Deneke, in July 2017 his annual base salary was increased to $525,000 in connection with his promotion to Executive Vice President, Chief Operating Officer.

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

Actual bonuses for 2017 were determined based on our achievement of compensation committee approved key performance indicators (KPIs) and a board discretionary component. The KPIs for fiscal 2017 were Adjusted EBITDA, operational and administrative costs, total shareholder return relative to peers and safety. Each KPI is then weighted based on the relative impact to our overall compensation philosophy and objectives. Actual results between the minimum and maximum target thresholds are pro-rated based on the percentage of target reached. Actual results above the maximum threshold are capped at 140% and results below 40% achievement result in 0% achievement for that KPI, excluding total shareholder return relative to peers. The board discretionary component allows our board of directors the ability to increase the total recommended bonus pool as much as 25%, or decrease the bonus pool by as much as 20% based on qualitative factors deemed relevant by the board.

2017 Annual Incentive Awards KPIs	Weighting	Target
Adjusted EBITDA	60%	$380.0
Operational and Administrative Costs	20%	$248.0
Relative Total Shareholder Return*	5%	100%
Total Recordable Incident Rate	5%	2.0
At-Fault Vehicle Incident Rate	5%	1.4
Lost Time Injury Rate	5%	1.2
	100%	—

*
Peers include Boardwalk Pipeline Partners LP, Buckeye Partners LP, DCP Midstream, LP, Enable Midstream Partners, LP, EnLink Midstream Partners LP, EQP Midstream Partners LP, Genesis Energy LP, Magellan Midstream Partners, L.P., Midcoast Energy Partners, L.P., NuStar Energy L.P., ONEOK Inc., Summit Midstream Partners LP, Tallgrass Energy Partners, Targa Resources Corp., Andeavor Logistics LP and Western Gas Partners LP.

Based on the company’s KPI achievement, the actual annual incentive bonus pool for fiscal 2017 was established at 110% of target amount. The actual bonus amount paid to the individual NEO is then adjusted based on the individual performance review for such NEO. For 2017, each NEO received the highest performance rating of “1” which increased the actual percentage for such individuals to 135% of target, which is equivalent to the company-wide target payout for “1” performance ratings.

Because of changes made to Mr. Deneke’s compensation in July 2017, the target bonus amount for each of our other NEOs (other than Mr. Deneke) was then further adjusted to avoid Mr. Deneke receiving a disparate award as compared to the other NEOs. The adjustments made assumed that each of our NEOs (other than Mr. Deneke) received their respective new 2018 target bonus amount as of July 2017 and that 2018 base compensation changes were made as of July 2017 (6 months using 2017 target bonus and 6 months using 2018 target bonus). These adjustments resulted in actual 2017 bonus payouts as follows:

Name	2018 Base Salary ($)	Pro-Rated Target Bonus ($)	Percentage of Target Bonus	Total ($)
Robert G. Phillips	750,000	712,500	135%	961,875
Robert T. Halpin	450,000	410,400	135%	554,040
J. Heath Deneke	525,000	548,175	135%	740,036
William H. Moore	385,000	373,000	135%	503,550
Steven M. Dougherty	410,000	318,400	135%	429,840

In addition to annual incentive awards, from time to time the compensation committee may award one-time project completion bonuses. The amount of these awards are recommended by management to the compensation committee based on the size of the project, the strategic importance of the project to the company and the respective individual’s efforts in sourcing and completing the project.

In the fourth quarter of 2017, the company completed the sale of US Salt LLC to Kissner Group Holdings LP for net proceeds of approximately $223.6 million. The divestiture was critical to provide funds to the company to reinvest in on-going organic growth projects in the Bakken and Delaware Basin. Due to his significant efforts in this project, the compensation committee awarded Mr. Moore a $200,000 completion bonus.

Mr. Deneke receives an additional $10,000 bonus per annum as additional compensation pursuant to the terms of his new employment agreement with us.

Long-Term Incentive Plan Awards

Long-term incentive awards for the NEOs are granted under the Crestwood Equity Partners LP Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. This plan was designed to align the economic interests of key employees and directors with those of our common unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us. For fiscal 2017, awards consisted of grants of restricted common units which vest based upon continued service and performance units which vest based on performance conditions. Long-term incentive plan awards are designed to attract and retain executive talent and to align their economic interests with those of common unitholders.

The initial long-term equity incentive targets for our NEOs were established in their Employment Agreements. For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.” The annual target long-term equity incentives for our NEOs are reviewed on an annual basis and at the time of promotion or other changes in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of long-term incentive targets of the NEOs as compared to executives in similar positions with similar responsibility levels in our industry. However, the final determination of long-term equity awards is within the compensation committee’s discretion. Based on our objective of setting long-term incentive awards at the median of the market data, no changes were made to the annual target long-term incentive awards in 2017. Accordingly, the following restricted units awards were made to our NEOs in 2017:

Name	Target Equity Percentage	2017 Restricted Units Awarded (#)	Value at Grant Date ($)
Robert G. Phillips	300%	76,908	1,991,917
Robert T. Halpin	250%	48,532	1,256,979
J. Heath Deneke	250%	135,567	3,421,185
William H. Moore	180%	29,355	760,294
Steven M. Dougherty	175%	30,382	786,894

Mr. Deneke’s restricted unit awards includes 75,000 restricted units awarded in July 2017 in connection with his new employment agreement, which vests on June 30, 2020. All other restricted unit awards vest ratably over a three-year period.

In addition to the annual restricted unit grants, our NEOs are also eligible to receive performance phantom unit awards. Performance phantom units vest over a three-year performance period and are paid out based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. For all performance units granted in 2017, the performance goals were based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return, based on the Partnership's percentile ranking as compared with companies that are contained in the Alerian MLP Index at the time the goals were set. The compensation committee selected these metrics because we believe these are the key value indicators for our unitholders and will most closely align the interests of our NEOs with those of our unitholders. The compensation committee then weighted the four performance measures as follows:

Performance Unit Metric	Weighting
Adjusted EBITDA	30%
Distributable Cash Flow per Unit	30%
Return on Capital Invested	20%
Total Unitholder Return	20%

For all performance unit grants, the last year of the respective performance period is used to measure whether the performance goal is achieved. There is generally no payout for performance below the threshold performance goal level. The payout multiplier for performance equal or greater than threshold is determined on a linear scale between performance levels.
In making the 2017 performance unit grants to our NEOs, the compensation committee considered:

•	peer benchmarking data specific to each named executive officer; and

•	each NEO’s contribution to our long-term growth.

Based on this analysis, the compensation committee approved the following grants of performance units our named executive officers on February 15, 2017:

	Performance Units
Name	Threshold (#)	Target (#)	Maximum (#)	Value at Grant Date ($)
Robert G. Phillips	44,250	89,041	178,082	2,710,939
Robert T. Halpin	13,698	27,397	54,794	834,122
J. Heath Deneke	16,634	33,268	66,536	1,012,884
William H. Moore	10,274	20,548	41,096	625,611
Steven M. Dougherty	10,274	20,548	41,096	625,611

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

Severance and Change of Control Benefits

Our NEOs are entitled to certain severance and change in control benefits as provided their respective Executive Employment Agreements. For a detailed description of the Executive Employment Agreements for our NEOs, see “Potential Payments upon a Change in Control or Termination during Fiscal 2017.”

Other Compensation Related Matters

Retirement and Health Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees. The NEOs are eligible for these programs on the same basis as other employees. We maintain a 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. We match 6% of the deferral to the retirement plan (not to exceed the maximum amount permitted by law) made by eligible participants. Our executive officers are also eligible to participate in additional employee benefits available to our other employees.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Members of the Compensation Committee

Warren Gfeller
Alvin Bledsoe

Summary Compensation Table for Fiscal 2017
The following table sets forth the cash and non-cash compensation earned by our NEOs for the fiscal years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Robert G. Phillips President, Chief Executive Officer and Director	2017	674,650	1,000	4,702,856	961,875	44,439	6,384,820
	2016	655,000	—	1,589,964	655,000	17,088	2,917,052
	2,015	655,000	—	2,935,211	655,000	10,093	4,255,304
Robert T. Halpin Executive Vice President, Chief Financial Officer	2017	412,000	1,000	2,091,101	554,040	16,344	3,074,485
	2016	400,000	115,000	860,017	360,000	15,744	1,750,761
	2015	400,000	—	1,057,804	360,000	16,044	1,833,848
J. Heath Deneke Executive Vice President and Chief Operating Officer	2017	504,375	11,000	4,434,069	740,036	16,387	5,705,867
	2016	475,000	100,000	1,062,601	427,500	15,780	2,080,881
	2015	475,000	—	1,477,254	427,500	16,080	2,395,834
William H. Moore Senior Vice President, Strategy and Corporate Development	2017	360,500	201,000	1,385,905	503,550	16,254	2,467,209
	2016	350,000	100,000	713,284	350,000	15,654	1,528,938
	2015	350,000	—	482,164	350,000	15,954	1,198,118
Steven M. Dougherty Senior Vice President, Chief Accounting Officer	2017	386,250	1,000	1,412,505	429,840	16,470	2,246,065
	2016	375,000	—	530,990	300,000	15,780	1,221,770
	2015	375,000	—	1,156,195	330,000	16,080	1,877,275

(1)
The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis - Long-Term Incentive Plan Awards.” Unit award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (ASC 718), disregarding forfeitures and assuming target performance for phantom performance units. The unit awards vest 20% based on market conditions and 80% based on performance conditions. Assuming maximum performance with respect to the performance based vesting conditions, the aggregate grant date fair value of the unit awards granted during 2017 would be $3,962,252 for Mr. Phillips, $1,214,235 for Mr. Halpin, $1,474,438 for Mr. Deneke, $910,687 for Messrs. Moore and Dougherty,

respectively. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC 718 value of the awards.
(2) “All Other Compensation” for Fiscal Year 2017 consisted of the following:

Name	401(k) Matching Contributions ($)	Group Term Life Insurance ($)	Other ($)*	Total ($)
Robert G. Phillips	16,200	1,188	27,051	44,439
Robert T. Halpin	16,200	144	—	16,344
J. Heath Deneke	16,200	187	—	16,387
William H. Moore	16,200	54	—	16,254
Steven M. Dougherty	16,200	270	—	16,470

*	Reflects the incremental cost to Crestwood for personal use of corporate aircraft.

Grants of Plan-Based Awards Table for Fiscal 2017

The following table provides information concerning each grant of an award made to our NEOs during fiscal 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payout Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards (#)(3)	Grant Date Fair Value of Unit and Option Awards ($)(4)
Robert G. Phillips	01/05/17							76,908	1,991,917
	02/15/17				44,250	89,401	178,082		2,710,939
		286,200	712,500	998,700
Robert T. Halpin	01/05/17							48,532	1,256,979
	02/15/17				13,698	27,397	54,794	—	834,123
		164,160	410,400	574,560
J. Heath Deneke	01/05/17							60,567	1,568,685
	02/15/17				16,634	33,268	66,536		1,012,884
	07/24/17							75,000	1,852,500
		219,270	548,175	767,445
William H. Moore	01/05/17							29,355	760,295
	02/15/17				10,274	20,548	41,096		625,611
		149,200	373,000	522,200
Steven M. Dougherty	01/05/17							30,382	786,894
	02/15/17				10,274	20,548	41,096		625,611
		127,360	318,400	445,760

(1)
Actual amounts paid pursuant to the annual incentive bonus are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The amount of the annual bonus may be increased at the discretion of the compensation committee, irrespective of actual KPI performance, as described above in the “Compensation Discussion and Analysis - Incentive Awards.”

(2)
Represents grants of performance phantom units granted under the Long Term Incentive Plan. The vesting of the performance units are subject to the attainment of pre-established performance goals based on adjusted distributable cash flow per unit, Adjusted EBITDA, adjusted return on capital employed and total shareholder return relative to the Alerian MLP Index during the third year of a three fiscal year period. The grant date fair value of the performance unit awards reflected in the table is based on a target payout of such awards.

(3)
Represents grants of restricted units granted under the Long Term Incentive Plan. The restricted units vest ratably (33.33%) over a three year period beginning on the first anniversary of the grant date. Mr. Deneke’s July 24, 2017 restricted unit award vests in full on June 30, 2020.

(4)
Unit award amounts reflect the aggregate grant date fair value of unit awards granted during 2017 calculated in accordance with ASC 718, disregarding forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the value of the awards.

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

Under the terms of the Executive Employment Agreements, if the named executive officer’s employment is terminated during the initial term or a subsequent one-year renewal by Crestwood Operations without “employer cause” or the executive resigns due to “employee cause” or the named executive officer’s employment with Crestwood Operations terminates as a result of Crestwood Operations’ election not to renew the Executive Employment Agreement or due to the executive’s death or permanent disability, the executive will be entitled to receive, subject to the executive’s execution of a release of claims, severance equal to two (or, in the case of Mr. Phillips, three) times the sum of the executive’s base salary and average annual bonus for the prior two years, payable in equal installments over an 18-month period following termination. In addition, the named executive officer would be entitled to certain subsidized medical benefits over such 18-month period. If the named executive officer fails to comply with covenants in the Executive Employment Agreement, the release of claims or similar agreement, he forfeits the right to receive any severance payment installments following such failure to comply.

On July 21, 2017, Crestwood Operations entered into the Second Amended and Restated Employment Agreement with Heath Deneke (the Deneke Employment Agreement). In consideration of Mr. Deneke entering into the Deneke Employment Agreement and as compensation for his ongoing service, the Partnership issued 75,000 restricted units to Mr. Deneke which shall become vested on June 30, 2020. In addition, if, on or before July 1, 2019, there is a Change in Control (as defined in the Deneke Employment Agreement), the Partnership will issue 125,000 restricted units to Mr. Deneke, which units will be fully vested on their issuance date.
Under the terms of the Deneke Employment Agreement, if Mr. Deneke’s employment is terminated the Company without “employer cause” or Mr. Deneke resigns due to “employee cause” or Mr. Deneke’s employment terminates as a result of death or permanent disability, Mr. Deneke will be entitled to receive severance equal to two times the sum of his base salary and average annual bonus for the prior two years, payable in equal installments over an 12-month period following termination. However, if Mr. Deneke’s employment is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times his base salary and average annual bonus for the prior two years. If Mr. Deneke fails to comply with covenants in the Deneke Employment Agreement, the release of claims or similar agreement, he forfeits the right to receive any severance payment installments following such failure to comply.

On February 22, 2018, Crestwood Operations entered into an Omnibus Amendment to each Executive Employment Agreement (“Omnibus Amendment”), other than Mr. Deneke’s Executive Employment Agreement, which has been replaced by the Deneke Employment Agreement. Pursuant to the Omnibus Amendment, if, on or before July 1, 2019, there is a Change in Control (as defined in the Omnibus Amendment), the Partnership will issue 150,000 restricted units to Mr. Phillips, 100,000 restricted units to Mr. Halpin, and 75,000 restricted units to Messrs. Moore and Dougherty, respectively, which units will be fully vested on their issuance date. Furthermore, if the employment Messrs. Halpin, Moore or Dougherty is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times base salary and average annual bonus for the prior two years.

The foregoing summary of the material provisions of the Executive Employment Agreements, the Deneke Employment Agreement and the Omnibus Agreement is intended to be general in nature and is qualified by the full text of the Executive Employment Agreements, , the Deneke Employment Agreement and the Omnibus Agreement, each of which is incorporated by reference herein as an exhibit to this report.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table summarizes the outstanding equity awards as of the end of Fiscal 2017 for the each of our NEOs. The table includes restricted units, phantom units and phantom performance units granted under the Crestwood Equity Partners LP Long Term Incentive Plan.

	UNIT AWARDS
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Robert G. Phillips	283,171	7,305,812
Robert T. Halpin	132,149	3,409,444
J. Heath Deneke	239,641	6,182,738
William H. Moore	82,675	2,133,015
Steven M. Dougherty	94,860	2,447,388

(1)
Mr. Phillips' restricted units vest as follows: 25,636 on January 5, 2018, 37,883 on January 15, 2018, 3,898 on January 16, 2018, 4,720 on January 16, 2018, 25,636 on January 5, 2019, 37,884 on January 15, 2019 and 25,636 on January 5, 2020. Mr. Phillips' phantom units vest as follows: 14,745 on January 16, 2018 and 18,092 on January 16, 2018. Mr. Phillips' 89,041 phantom performance units vest on February 15, 2020. Mr. Halpin's restricted units vest as follows: 16,177 on January 5, 2018, 19,279 on January 15, 2018, 1,250 on January 16, 2018, 1,513 on January 16, 2018, 738 on June 6, 2018, 16,177 on January 5, 2019, 19,279 on January 15, 2019, 738 on June 6, 2019 and 16,178 on January 5, 2020. Mr. Halpin's phantom units vest as follows: 6,027 on January 16, 2018 and 7,396 on January 16, 2018. Mr. Halpin's 27,397 phantom performance units vest on February 15, 2020. Mr. Deneke's restricted units vest as follows: 20,189 on January 5, 2018, 22,894 on January 15, 2018, 1,812 on January 16, 2018, 2,194 on January 16, 2018, 1,475 on June 6, 2018, 20,189 on January 5, 2019, 22,894 on January 15, 2019, 1,476 on June 6, 2019, 20,189 on January 5, 2020 and 75,000 on June 30, 2020. Mr. Deneke's phantom units vest as follows: 8,110 on January 16, 2018 and 9,951 on January 16, 2018. Mr. Deneke's 33,268 phantom performance units vest on February 15, 2020. Mr. Moore's restricted units vest as follows: 9,785 on January 5, 2018, 12,146 on January 15, 2018, 1,166 on January 16, 2018, 1,412 on January 16, 2018, 2,951 on June 6, 2018, 9,785 on January 5, 2019, 12,146 on January 15, 2019, 2,951 on June 6, 2019 and 9,785 on January 5, 2020. Mr. Moore's 20,548 phantom performance units vest on February 15, 2020. Mr. Dougherty's restricted units vest as follows: 10,127 on January 5, 2018, 12,652 on January 15, 2018, 1,250 on January 16, 2018, 1,513 on January 16, 2018, 10,127 on January 5, 2019, 12,652 on January 15, 2019 and 10,128 on January 5, 2020. Mr. Dougherty's phantom units vest as follows: 7,123 on January 16, 2018 and 8,740 on January 16, 2018. Mr. Dougherty's 20,548 phantom performance units vest on February 15, 2020.

(2)	Market value for CEQP units based on the NYSE closing price of $25.80 on December 29, 2017.
.

Units Vested During Fiscal 2017

The following table provides information regarding restricted unit vesting during Fiscal 2017 for each of the NEOs. Value realized on upon vesting was calculated by using the NYSE closing price of Crestwood Equity Partners LP on the day immediately prior to the date that the award vested.

	UNIT AWARDS
Name	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
Robert G. Phillips	58,259	1,531,771
Robert T. Halpin	24,256	634,482
J. Heath Deneke	29,182	763,209
William H. Moore	19,236	497,349
Steven M. Dougherty	16,991	445,549

Pension Benefits during Fiscal 2017

We do not offer any pension benefits.

Non-qualified Deferred Compensation during Fiscal 2017

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

Currently, none of our NEOs participate in the NQDC. Mr. Bledsoe deferred his unit awards pursuant to the Non-Qualified Deferred Compensation Plan and Mr. Somerhalder deferred his unit awards and fees pursuant to the Non-Qualified Deferred Compensation Plan.

Potential Payments upon a Change in Control or Termination during Fiscal 2017

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
On July 21, 2017, Mr. Deneke’s Executive Employment Agreement was amended so that if Mr. Deneke’s employment is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times his base salary and average annual bonus for the prior two years. On February 22, 2018, the Executive Employment Agreements for Messrs. Halpin, Moore and Dougherty were amended to add the same provision.

The following table presents information about the gross payments potentially payable to our named executive officers pursuant to the Executive Employment Agreements, assuming each such named executive officer experienced a qualifying termination of employment on December 31, 2017.

Name	Cash Severance ($)(1)	Accelerated Vesting of Restricted Units ($)(2)	Benefit Continuation ($)(3)	Total ($)
Robert G. Phillips	4,215,000	7,305,812	9,209	11,530,021
Robert T. Halpin	1,660,000	3,409,444	25,171	5,094,615
J. Heath Deneke	1,905,000	6,182,738	25,177	8,112,915
William H. Moore	1,470,000	2,133,015	25,177	3,628,192
Steven M. Dougherty	1,450,000	2,447,388	25,177	3,922,565

(1)
As described above, amounts reflect cash severance payments payable upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreements, subject to the executive’s execution of a release of claims. The severance payments are equal to two (or, in the case of Mr. Phillips, three) times the sum of the named executive officer’s base salary and average annual bonus for the prior two years. Mr. Deneke’s cash severance would increase to $2,857,500 in the event his qualifying termination was in connection with a Change in Control. The cash severance payable to each of Messrs. Halpin, Moore and Dougherty would increase to $2,490,000, $2,205,000 and $2,175,000, respectively, in the event his qualifying termination was in connection with a Change in Control.

(2)
The amounts reflected in the table above include the value of restricted units and phantom units which would be subject to accelerated vesting upon a change of control or termination without “employer cause” or the named executive officer resigns due to “employee cause.” The value reflected for the restricted units is based on the NYSE closing price of $25.80 for CEQP units on December 29, 2017.

(3)
As described above, amounts reflect the value of 18 months’ subsidized medical benefit coverage provided upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreement, subject to the executive’s execution of a release of claims.

Additionally, upon a Change in Control (as defined in the Deneke Employment Agreement) regardless of whether there is termination, the Company shall issue 125,000 restricted units to Mr. Deneke, which amount shall be fully vested on the date of issuance. The value of such restricted units, based on the NYSE closing price of $25.80 for CEQP units on December 29, 2017, is $3,225,000.

On February 22, 2018, the Executive Employment Agreements for Messrs. Phillips, Halpin, Moore and Dougherty were amended to add a similar provision. Accordingly, if, on or before July 1, 2019, there is a Change in Control (as defined in the Omnibus Amendment), the Partnership shall issue 150,000 units to Mr. Phillips, 100,000 units to Mr. Halpin, 75,000 units to Mr. Dougherty and 75,000 unit Mr. Moore. These units shall be fully vested on their issuance date.

Director Compensation Table for Fiscal 2017

The following table sets forth the cash and non-cash compensation for Fiscal 2017 by each person who served as a non-employee director of our general partner during such time.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Non-Qualified Deferred Comp Earnings ($)	Total ($)
Alvin Bledsoe	100,000	78,588	106	178,694
Michael France	—	78,588	—	78,588
Warren Gfeller	109,167	78,588	—	187,755
David Lumpkins(1)	100,000	78,588	—	178,588
John Sherman	80,000	78,588	—	158,588
John Somerhalder II	100,000(2)	78,588	1,302	79,890

(1)
Reflects the value of restricted unit awards, calculated in accordance with ASC 718, disregarding estimated forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. These restricted unit grants will vest on the first anniversary of grant. As of December 31, 2017, our non-employee directors held the following restricted unit awards: Mr. France, Mr. Gfeller, Mr. Lumpkins and Mr. Sherman each held 3,131 restricted units. Mr. Bledsoe and Mr. Somerhalder deferred their unit awards pursuant to the Non-Qualified Deferred Compensation Plan.

(2)	Mr. Somerhalder deferred his fees pursuant to the Non-Qualified Deferred Compensation Plan.

Compensation of Directors during Fiscal 2017

Officers of our general partner who also serve as directors do not receive additional compensation. Each director receives cash compensation of $80,000 per year for serving on our board of directors. The lead director, audit committee chairperson, conflicts committee chairperson and finance committee chairperson each receive additional cash compensation of $20,000 per year and the compensation committee chairperson receives additional cash compensation of $10,000 per year. All cash compensation is paid to the non-employee directors in quarterly installments. Additionally, each non-employee director receives an annual grant of restricted units under our long-term incentive plan equal to approximately $80,000 in value that vests on the first anniversary of the date of issuance.

On December 21, 2017, our board of directors, based on the recommendation of the compensation committee, approved an increase to our director compensation program. Beginning January 1, 2018, each director will receive cash compensation of $100,000 per year for serving on our board of directors. The lead director, audit committee chairperson, conflicts committee chairperson and finance committee chairperson will continue to receive additional cash compensation of $20,000 per year and the compensation committee chairperson will continue to receive additional cash compensation of $10,000 per year. Additionally, each non-employee director will receive an annual grant of restricted units under our long-term incentive plan equal to approximately $100,000 in value that vests on the first anniversary of the date of issuance.

Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.

We identified the median employee by examining the 2017 total taxable cash and equity compensation (again, to the extent taxed to the employee in 2017), as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals, including our CEO, who were employed on December 31, 2017. We included all employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 31, 2017, we employed 941 such persons.  We annualized the compensation for any employees that were not employed for all of 2017 (not including seasonal or temporary employees), but did not make any other assumptions, adjustments, or estimates with respect to total cash compensation or equity. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee. We believe the use of total cash and equity compensation for all employees is the most appropriate compensation measure since it includes the main elements of compensation for the majority of our employees.

After identifying the median employee based on total cash and equity compensation, we calculated annual 2017 compensation for the median employee using the same methodology used to calculate the chief executive officer’s total compensation as reflected in the Summary Compensation Table above.  The median employee’s annual 2017 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2017	$72,225	$500	$—	$9,734	$—	$82,459

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report, which was $6,384,820. Our 2017 ratio of chief executive officer total compensation to our median employee’s total compensation is reasonably estimated to be 77:1.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Warren Gfeller and Alvin Bledsoe served as the members of the compensation committee during Fiscal 2017, and neither of them was an officer or employee of our company or any of its subsidiaries during Fiscal 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 15, 2018, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Owned	Preferred Units Beneficially Owned (2)	Percentage of Preferred Units Beneficially Owned
Magnetar Financial LLC(3)	—	—	28,859,396	41.0%
GSO COF II Holdings Partners LP(4)	—	—	20,613,860	29.0%
Crestwood Gas Services Holdings LLC(5)(6)(7)	9,985,462	14.0%	—	—
Crestwood Holdings LLC(5)(6)	7,484,449	10.5%	—	—
Oppenheimer Funds, Inc.(8)	5,658,998	7.9%	—	—
Alvin Bledsoe(9)	33,617	*	—	—
J. Heath Deneke	270,483	*	—	—
Steven M. Dougherty	165,559	*	—	—
Michael G. France	17,131	*	—	—
Warren H. Gfeller	44,832	*	—	—
Robert T. Halpin	240,383	*	—	—
Joel C. Lambert	155,510	*	—	—
David Lumpkins	34,439	*	—	—
William H. Moore	165,411	*	—	—
Robert G. Phillips	379,974	*	—	—
John J. Sherman	3,224,331	4.5%	—	—
John W. Somerhalder II(9)	15,045	*	—	—
Directors and executive officers as a group (13 persons)	4,746,715		—	—

* Indicates less than 1%

(1) Unless otherwise indicated, the contact address for all beneficial owners in this table is 811 Main Street, Suite 3400, Houston, Texas 77002.
(2) The Preferred Units convert to common units on a 1-for-10 basis as set forth in the Crestwood Equity Partners LP Partnership Agreement.

(3)
Preferred Units are held in various Magnetar funds as follows: MTP Energy Master Fund Ltd. (12,106,908), MTP Energy CM LLC (6,279,407), MTP Energy Opportunities Fund LLC (3,795,187), Magnetar Structured Credit Fund, LP (1,569,708), Magnetar Constellation Fund IV LLC (1,310,603), Compass HTV LLC (961,667), Magnetar Capital Fund II LP (822,563), Blackwell Partners LLC 600,259), Magnetar Global Event Drive Fund LLC (598,021), Magnetar Andromeda Select Fund LLC (484,260), Hipparchus Fund LP (194,815) and Spectrum Opportunities Fund LP (135,998). The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

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

(8)
According to a Schedule 13G/A filed by Oppenheimer Funds, Inc., with the SEC on February 6, 2018, Oppenheimer Funds, Inc. has shared voting and dispositive power over 5,658,998 common units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(9) Includes 7,006 restricted units held in the Crestwood Nonqualified Deferred Compensation Plan.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

For a discussion of director independence, see Item 10, Directors, Executive Officers and Corporate Governance.
Transactions with Related Persons
First Reserve Joint Venture
In October 2016, Crestwood Infrastructure Holdings LLC, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. On June 21, 2017, the Company contributed contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), its wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. These assets consist of two dry gas gathering systems (Las Animas systems) and one rich gas gathering system and processing plant (Willow Lake system). In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital cost required to fund the expansion of the Delaware Basin assets, which includes a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant), after which we will fund 100% of capital requirements until both parties have made an equal amount of capital contributions. We will continue to receive 100% of the available cash flow generated by the Willow Lake assets until the earlier of the Orla Plant in-service date or June 30, 2018, at which time the parties will receive distributions on a 50/50 basis.

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
Under our related person transactions policy, as well as under our partnership agreement, there is no obligation to take any particular conflict to the conflicts committee-empaneling that committee is entirely at the discretion of the general partner. In many ways, the decision to engage the conflicts committee can be analogized to the kinds of transactions for which a Delaware corporation might establish a special committee of independent directors. The general partner considers the specific facts and circumstances involved. Relevant facts would include:

•
the nature and size of the transaction (i.e., transaction with a controlling unitholder, magnitude of consideration to be paid or received, impact of proposed transaction on the general partner and holders of common units);

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Crestwood Equity GP LLC approved the engagement of Ernst & Young LLP as the principal accountant to audit the partnership’s financial statements as of and for the fiscal year ending December 31, 2017. The following table summarizes the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2017 and 2016 (in millions).

	2017	2016
Audit-related fees(1)	$2.0	$1.8
All other fees(2)	0.2	0.1
Total	$2.2	$1.9

(1)
Includes fees related to the performance of the annual audit and quarterly reviews (including internal control evaluation and reporting) of the consolidated financial statements of Crestwood Equity and Crestwood Midstream and its subsidiaries.

(2)	Includes fees primarily associated with acquisitions, dispositions and issuances of debt and equity.

The audit committee of Crestwood Equity’s general partner reviewed and approved all audit and non-audit services provided during 2017. Crestwood Midstream is a wholly-owned subsidiary of Crestwood Equity and, as such, it does not have a separate audit committee. Crestwood Equity’s audit committee has adopted a pre-approval policy for audit and non-audit services. For information regarding the audit committee’s pre-approval policies and procedures, see Crestwood Equity’s audit committee charter on its website at www.crestwoodlp.com.

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
2.1
Agreement and Plan of Merger, dated as of May 5, 2015, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST SUB LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, Crestwood Midstream Partners LP, Crestwood Midstream GP LLC and Crestwood Gas Services GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed May 6, 2015)

2.2
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

3.2	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003)

3.3
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (f/k/a Inergy, L.P.) (the “Partnership”) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 10, 2013)

3.4
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 11, 2014)

3.5
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP, dated as of September 30, 2015 (incorporated herein by reference to Exhibit 3.1 to the Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

3.6
Second Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP, dated as of November 8, 2017 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 13, 2017)

3.7	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

3.8
Certificate of Amendment of Crestwood Equity GP LLC (f/k/a Inergy GP, LLC) dated October 7, 2013 (incorporated herein by reference to Exhibit 3.3A to Crestwood Equity Partners LP’s Form 10-Q filed on November 8, 2013)

3.9
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.’s Form 8-K filed on September 27, 2012)

Exhibit Number	Description
3.10
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC (f/k/a Inergy GP, LLC) entered into effective October 7, 2013 (incorporated herein by reference to Exhibit 3.4A to Crestwood Equity Partners LP’s Form 10-Q filed on November 8, 2013)

3.11	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.12
Amendment to the Certificate of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on October 10, 2013)

3.13
First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 filed on December 21, 2011)

3.14
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Midstream, L.P.’s Form 8-K filed on October 1, 2013)

3.15
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 10, 2013)

3.16
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of June 17, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on June 19, 2014)

3.17
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 1, 2015)

3.18	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.19	Certificate of Amendment of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.37 to Crestwood Midstream Partners LP’s Form S-4/A filed on October 28, 2013)

3.20
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 22, 2011)

3.21
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP’s Form S-4/A filed on October 28, 2013)

4.1	Specimen Unit Certificate for Common Units (incorporated herein by reference to Exhibit 4.3 to Inergy L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

4.2
Indenture, dated as of March 14, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017)

4.3
Supplemental Indenture dated as of June 5, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2017)

**4.4
Supplemental Indenture dated as of December 1, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee

4.5
Indenture, dated as of March 23, 2015, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on March 27, 2015)

Exhibit Number	Description
4.6
First Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.7
Supplemental Indenture, dated as of June 3, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on August 4, 2016)

4.8
Supplemental Indenture, dated as of September 30, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on November 4, 2016)

***4.9	Second Amended and Restated Limited Liability Company Agreement for Crestwood Niobrara LLC, dated December 28, 2017, between Crestwood Midstream Partners LP and CN Jackalope Holdings, LLC

**4.10	Registration Rights Agreement, dated December 28, 2017, by and among Crestwood Equity Partners LP and CN Jackalope Holdings, LLC

4.11
Registration Rights Agreement, dated as of March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017)

4.12
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

*10.1
Second Amended and Restated Employment Agreement, dated July 21, 2017, between Heath Deneke and Crestwood Operations LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 25, 2017)

**10.2
Omnibus Amendment to Employment Agreements dated February 22, 2018 by and between Crestwood Operations LLC and each of Robert G. Phillips, Robert Halpin, Steven Dougherty, Joel Lambert and William H. Moore

*10.3
Employment Agreement between Robert G. Phillips and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 27, 2014)

*10.4
Employment Agreement between Joel Lambert and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014)

*10.5
Employment Agreement between William H. Moore and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on March 2, 2015)

*10.6
Employment Agreement between Steven M. Dougherty and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 29, 2016)

*10.7
Amended and Restated Employee Agreement between Robert T. Halpin and Crestwood Operations LLC dated as of April 1, 2015 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 29, 2016)

*10.8	Crestwood Equity Partners LP Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014)

*10.9	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 4.12 to Crestwood Equity Partner LP’s Form S-8 filed on January 16, 2015)

*10.10	Form of Crestwood Equity Partners LP’s Phantom Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 23, 2015)

*10.11	Form of Crestwood Equity Partners LP’s Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed on May 4, 2017)

Exhibit Number	Description

*10.12	Crestwood Equity Partners Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 15, 2016)

10.13
Amended and Restated Credit Agreement, dated as of September 30, 2015, by and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 1, 2015)

10.14
Amendment dated as of April 20, 2016, among Crestwood Midstream Partners LP, as borrower, certain guarantors and financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent. (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

10.15
Guaranty, dated as of April 20, 2016, made by Crestwood Equity Partners LP in favor of Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

10.16
Amended and Restated Limited Liability Company Agreement of Stagecoach Gas Services LLC dated as of June 3, 2016. (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 8, 2016)

10.17
Gas Gathering Agreement, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., as Gatherer, and BlueStone Natural Resources II, LLC, as Producer (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.18
Gas Gathering and Processing Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, Cowtown Pipeline Partners L.P., as Gatherer, and Cowtown Gas Processing Partners LP, as Processor (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.19
Gas Gathering Agreement, dated as of April 6, 2016, among BlueStone Natural Resources II, LLC, as Producer, and Cowtown Pipeline Partners L.P., as Gatherer (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.20
Letter Agreement to Gathering and Processing Agreements, dated as of April 6, 2016, among Cowtown Pipeline Partners L.P., Cowtown Gas Processing Partners L.P. and BlueStone Natural Resources II, LLC(incorporated herein by reference to Exhibit 10.6 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2016)

10.21
Guarantee, dated as of February 24, 2012, by Crestwood Holdings LLC and Crestwood Midstream Partners LP, in favor of Antero Resources Appalachian Corporation (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on February 28, 2012)

10.22
Gas Gathering and Compression Agreement, dated as of January 1, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC (incorporated herein by reference to Exhibit 10.23 to Crestwood Midstream Partners LP’s Form 10-K filed on February 28, 2013)

10.23
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

10.24
Board Representation and Standstill Agreement, dated as of September 30, 2015, by and among Crestwood Equity GP LLC, Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

10.25
Support Agreement, dated as of May 5, 2015, by and among Crestwood Equity Partners LP, Crestwood Midstream Partners LP and CGS GP (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on May 6, 2015)

10.26
Equity Distribution Agreement, dated August 4, 2017, by and among Crestwood Equity Partners LP and the Managers named therein (incorporated by reference to Exhibit 1.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 4, 2017)

**12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

**12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

Exhibit Number	Description
16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Crestwood Midstream Partners LP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
**	Filed herewith
***
Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Consolidated Financial Statements

December 31, 2017 and 2016 and each of the
Three Years in the Period Ended
December 31, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2017-04
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of measuring goodwill impairment charges as a result of adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
February 23, 2018

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on Internal Control over Financial Reporting
We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crestwood Equity Partners LP (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Houston, Texas
February 23, 2018

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$1.3	$1.6
Accounts receivable, less allowance for doubtful accounts of $2.4 million and $1.9 million at December 31, 2017 and 2016	442.7	289.8
Inventory	68.4	66.0
Assets from price risk management activities	7.2	6.3
Prepaid expenses and other current assets	10.9	9.7
Total current assets	530.5	373.4
Property, plant and equipment	2,285.2	2,555.4
Less: accumulated depreciation and depletion	464.4	457.8
Property, plant and equipment, net	1,820.8	2,097.6
Intangible assets	788.8	898.6
Less: accumulated amortization	191.6	241.2
Intangible assets, net	597.2	657.4
Goodwill	147.6	199.0
Investments in unconsolidated affiliates	1,183.0	1,115.4
Other assets	5.8	6.1
Total assets	$4,284.9	$4,448.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$349.4	$217.2
Accrued expenses and other liabilities	105.9	90.5
Liabilities from price risk management activities	48.9	28.6
Current portion of long-term debt	0.9	1.0
Total current liabilities	505.1	337.3
Long-term debt, less current portion	1,491.3	1,522.7
Other long-term liabilities	104.7	44.6
Deferred income taxes	3.3	5.3
Commitments and contingencies (Note 15)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (70,721,563 and 69,499,741 common and subordinated units issued and outstanding at December 31, 2017 and 2016)	1,393.5	1,782.0
Preferred units (71,257,445 and 66,533,415 units issued and outstanding at December 31, 2017 and 2016)	612.0	564.5
Total Crestwood Equity Partners LP partners’ capital	2,005.5	2,346.5
Interest of non-controlling partners in subsidiaries	175.0	192.5
Total partners’ capital	2,180.5	2,539.0
Total liabilities and partners’ capital	$4,284.9	$4,448.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product revenues:
Gathering and processing	$1,369.1	$825.5	$1,051.2
Marketing, supply and logistics	2,093.1	1,144.3	857.5
	3,462.2	1,969.8	1,908.7
Service revenues:
Gathering and processing	317.3	290.7	325.9
Storage and transportation	37.2	165.3	266.3
Marketing, supply and logistics	62.4	92.1	128.0
Related party (Note 16)	1.8	2.6	3.9
	418.7	550.7	724.1
Total revenues	3,880.9	2,520.5	2,632.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	3,309.5	1,851.9	1,780.0
Product costs - related party (Note 16)	15.3	17.7	28.9
Service costs	49.9	55.5	74.6
Total costs of products/services sold	3,374.7	1,925.1	1,883.5

Expenses:
Operations and maintenance	136.0	158.1	190.2
General and administrative	96.5	88.2	116.3
Depreciation, amortization and accretion	191.7	229.6	300.1
	424.2	475.9	606.6
Other operating expense:
Loss on long-lived assets, net	(65.6)	(65.6)	(821.2)
Goodwill impairment	(38.8)	(162.6)	(1,406.3)
Loss on contingent consideration	(57.0)	—	—
Operating income (loss)	(79.4)	(108.7)	(2,084.8)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Earnings (loss) from unconsolidated affiliates, net	47.8	31.5	(60.8)
Interest and debt expense, net	(99.4)	(125.1)	(140.1)
Gain (loss) on modification/extinguishment of debt	(37.7)	10.0	(20.0)
Other income, net	1.3	0.5	0.6
Loss before income taxes	(167.4)	(191.8)	(2,305.1)
(Provision) benefit for income taxes	0.8	(0.3)	1.4
Net loss	(166.6)	(192.1)	(2,303.7)
Net income (loss) attributable to non-controlling partners	25.3	24.2	(636.8)
Net loss attributable to Crestwood Equity Partners LP	(191.9)	(216.3)	(1,666.9)
Net income attributable to preferred units	62.5	28.7	6.2
Net loss attributable to partners	$(254.4)	$(245.0)	$(1,673.1)

Common unitholders’ interest in net loss	$(254.4)	$(245.0)	$(1,673.1)
Net loss per limited partner unit:
Basic	$(3.64)	$(3.55)	$(54.00)
Diluted	$(3.64)	$(3.55)	$(54.00)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	69,839	69,017	30,983
Dilutive units	—	—	—
Diluted	69,839	69,017	30,983
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(166.6)	$(192.1)	$(2,303.7)
Change in fair value of Suburban Propane Partners, L.P. units	(0.8)	0.8	(2.7)
Comprehensive loss	(167.4)	(191.3)	(2,306.4)
Comprehensive income (loss) attributable to non-controlling partners	25.3	24.2	(636.8)
Comprehensive loss attributable to Crestwood Equity Partners LP	$(192.7)	$(215.5)	$(1,669.6)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2014	—	$—	18.2	0.4	$776.2	$4,808.3	$5,584.5
Acquisition of CMLP non-controlling interest and conversion of preferred units	59.3	529.6	49.9	—	3,294.8	(3,824.4)	—
Issuance of CMLP Class A preferred units	1.4	—	—	—	—	58.8	58.8
Distributions to partners	—	—	—	—	(171.5)	(234.2)	(405.7)
Unit-based compensation charges	—	—	0.1	—	5.7	14.0	19.7
Taxes paid for unit-based compensation vesting	—	—	—	—	(1.6)	(2.1)	(3.7)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(2.7)	—	(2.7)
Other	—	—	—	—	(0.2)	(0.1)	(0.3)
Net income (loss)	—	6.2	—	—	(1,673.1)	(636.8)	(2,303.7)
Balance at December 31, 2015	60.7	535.8	68.2	0.4	2,227.6	183.5	2,946.9
Distributions to partners	5.8	—	—	—	(219.8)	(15.2)	(235.0)
Unit-based compensation charges	—	—	0.9	—	19.2	—	19.2
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.8)	—	(0.8)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.8	—	0.8
Net income (loss)	—	28.7	—	—	(245.0)	24.2	(192.1)
Balance at December 31, 2016	66.5	564.5	69.1	0.4	1,782.0	192.5	2,539.0
Distributions to partners	4.8	(15.0)	—	—	(167.6)	(15.2)	(197.8)
Unit based compensation charges	—	—	0.8	—	25.5	—	25.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(5.5)	—	(5.5)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.8)	—	(0.8)
Issuance of common units	—	—	0.6	—	15.2	—	15.2
Redemption of non-controlling interest	—	—	—	—	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	—	—	—	—	175.0	175.0
Other	—	—	—	—	(0.9)	0.1	(0.8)
Net income (loss)	—	62.5	—	—	(254.4)	25.3	(166.6)
Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(166.6)	$(192.1)	$(2,303.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	191.7	229.6	300.1
Amortization of debt-related deferred costs	7.2	6.9	8.9
Market adjustment on interest rate swaps	—	—	(0.5)
Unit-based compensation charges	25.5	19.2	19.7
Loss on long-lived assets, net	65.6	65.6	821.2
Goodwill impairment	38.8	162.6	1,406.3
Loss on contingent consideration	57.0	—	—
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	20.0
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.1)	7.6	73.6
Deferred income taxes	(2.1)	(3.1)	(3.6)
Other	0.9	1.9	0.7
Changes in operating assets and liabilities:
Accounts receivable	(170.7)	(76.9)	119.7
Inventory	(9.9)	(22.5)	2.0
Prepaid expenses and other current assets	1.8	9.2	1.8
Accounts payable, accrued expenses and other liabilities	140.1	74.6	(128.0)
Reimbursements of property, plant and equipment	19.6	26.0	73.3
Change in price risk management activities, net	19.4	47.5	29.2
Net cash provided by operating activities	255.9	346.1	440.7

Investing activities
Acquisitions, net of cash acquired	—	(7.2)	—
Purchases of property, plant and equipment	(188.4)	(100.7)	(182.7)
Investment in unconsolidated affiliates	(58.0)	(12.4)	(42.0)
Capital distributions from unconsolidated affiliates	59.9	14.8	9.3
Net proceeds from sale of assets	225.2	972.7	2.7
Net cash provided by (used in) investing activities	38.7	867.2	(212.7)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2017	2016	2015
Financing activities
Proceeds from the issuance of long-term debt	2,838.6	1,565.3	4,261.8
Payments on long-term debt	(2,913.9)	(2,536.3)	(4,113.0)
Payments on capital leases	(2.7)	(1.9)	(2.2)
Payments for debt-related deferred costs	(1.0)	(3.5)	(17.3)
Financing fees paid for early debt redemption	—	—	(13.6)
Redemption of non-controlling interest	(202.7)	—	—
Net proceeds from issuance of non-controlling interest	175.0	—	—
Distributions to partners	(167.6)	(219.8)	(171.5)
Distributions paid to non-controlling partners	(15.2)	(15.2)	(234.2)
Distribution to preferred unit holders	(15.0)	—	—
Net proceeds from issuance of common units	15.2	—	—
Net proceeds from the issuance of Crestwood Midstream Partners LP Class A preferred units	—	—	58.8
Taxes paid for unit-based compensation vesting	(5.5)	(0.8)	(3.8)
Other	(0.1)	—	(1.3)
Net cash used in financing activities	(294.9)	(1,212.2)	(236.3)

Net change in cash	(0.3)	1.1	(8.3)
Cash at beginning of period	1.6	0.5	8.8
Cash at end of period	$1.3	$1.6	$0.5

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$95.1	$121.5	$129.0
Cash paid during the period for income taxes	$3.1	$1.4	$4.7

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(20.4)	$(10.5)	$(14.1)

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LCC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-04
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of measuring goodwill impairment charges as a result of adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
February 23, 2018

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$1.0	$1.3
Accounts receivable, less allowance for doubtful accounts of $2.4 million and $1.9 million at December 31, 2017 and 2016	442.6	289.8
Inventory	68.4	66.0
Assets from price risk management activities	7.2	6.3
Prepaid expenses and other current assets	10.9	9.7
Total current assets	530.1	373.1
Property, plant and equipment	2,615.3	2,885.5
Less: accumulated depreciation and depletion	607.8	587.1
Property, plant and equipment, net	2,007.5	2,298.4
Intangible assets	773.3	883.1
Less: accumulated amortization	177.6	230.2
Intangible assets, net	595.7	652.9
Goodwill	147.6	199.0
Investments in unconsolidated affiliates	1,183.0	1,115.4
Other assets	2.4	1.8
Total assets	$4,466.3	$4,640.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$346.8	$214.5
Accrued expenses and other liabilities	104.7	87.9
Liabilities from price risk management activities	48.9	28.6
Current portion of long-term debt	0.9	1.0
Total current liabilities	501.3	332.0
Long-term debt, less current portion	1,491.3	1,522.7
Other long-term liabilities	102.6	42.0
Deferred income taxes	0.7	0.7
Commitments and contingencies (Note 15)
Partners’ capital	2,195.4	2,550.7
Interest of non-controlling partners in subsidiary	175.0	192.5
Total partners’ capital	2,370.4	2,743.2
Total liabilities and partners’ capital	$4,466.3	$4,640.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product revenues:
Gathering and processing	$1,369.1	$825.5	$1,051.2
Marketing, supply and logistics	2,093.1	1,144.3	857.5
	3,462.2	1,969.8	1,908.7

Service revenues:
Gathering and processing	317.3	290.7	325.9
Storage and transportation	37.2	165.3	266.3
Marketing, supply and logistics	62.4	92.1	128.0
Related party (Note 16)	1.8	2.6	3.9
	418.7	550.7	724.1
Total revenues	3,880.9	2,520.5	2,632.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	3,309.5	1,851.9	1,780.0
Product costs - related party (Note 16)	15.3	17.7	28.9
Service costs	49.9	55.5	74.6
Total costs of products/services sold	3,374.7	1,925.1	1,883.5

Expenses:
Operations and maintenance	136.0	155.0	188.7
General and administrative	93.1	85.6	105.6
Depreciation, amortization and accretion	202.7	240.5	278.5
	431.8	481.1	572.8
Other operating expense:
Loss on long-lived assets, net	(65.6)	(65.6)	(227.8)
Goodwill impairment	(38.8)	(162.6)	(1,149.1)
Loss on contingent consideration	(57.0)	—	—
Operating loss	(87.0)	(113.9)	(1,200.4)
Earnings (loss) from unconsolidated affiliates, net	47.8	31.5	(60.8)
Interest and debt expense, net	(99.4)	(125.1)	(130.5)
Gain (loss) on modification/extinguishment of debt	(37.7)	10.0	(18.9)
Other income, net	0.8	—	—
Net loss	(175.5)	(197.5)	(1,410.6)
Net income attributable to non-controlling partners	25.3	24.2	23.1
Net loss attributable to Crestwood Midstream Partners LP	(200.8)	(221.7)	(1,433.7)
Net income attributable to Class A preferred units	—	—	23.1
Net loss attributable to partners	$(200.8)	$(221.7)	$(1,456.8)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Class A Preferred Units	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2014	$447.7	$4,701.0	$171.7	$5,320.4
Issuance of Class A preferred units	58.8	—	—	58.8
Exchange of CMLP Class A preferred units for CEQP preferred units	(529.6)	529.6	—	—
Distributions to partners	—	(808.2)	(11.3)	(819.5)
Unit-based compensation charges	—	18.1	—	18.1
Taxes paid for unit-based compensation vesting	—	(2.1)	—	(2.1)
Net income (loss)	23.1	(1,456.8)	23.1	(1,410.6)
Balance at December 31, 2015	—	2,981.6	183.5	3,165.1
Distributions to partners	—	(227.6)	(15.2)	(242.8)
Unit-based compensation charges	—	19.2	—	19.2
Taxes paid for unit-based compensation vesting	—	(0.8)	—	(0.8)
Net income (loss)	—	(221.7)	24.2	(197.5)
Balance at December 31, 2016	—	2,550.7	192.5	2,743.2
Distributions to partners	—	(174.0)	(15.2)	(189.2)
Unit-based compensation charges	—	25.5	—	25.5
Taxes paid for unit-based compensation vesting	—	(5.5)	—	(5.5)
Redemption of non-controlling interest	—	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	—	175.0	175.0
Other	—	(0.5)	0.1	(0.4)
Net income (loss)	—	(200.8)	25.3	(175.5)
Balance at December 31, 2017	$—	$2,195.4	$175.0	$2,370.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(175.5)	$(197.5)	$(1,410.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	202.7	240.5	278.5
Amortization of debt-related deferred costs	7.2	6.9	8.1
Unit-based compensation charges	25.5	19.2	18.1
Loss on long-lived assets, net	65.6	65.6	227.8
Goodwill impairment	38.8	162.6	1,149.1
Loss on contingent consideration	57.0	—	—
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	18.9
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.1)	7.6	73.6
Deferred income taxes	—	0.2	(0.3)
Other	0.9	1.9	0.7
Changes in operating assets and liabilities:
Accounts receivable	(170.5)	(76.9)	119.4
Inventory	(9.9)	(22.5)	2.1
Prepaid expenses and other current assets	1.8	7.5	3.7
Accounts payable, accrued expenses and other liabilities	142.0	75.2	(119.8)
Reimbursements of property, plant and equipment	19.6	26.0	73.3
Change in price risk management activities, net	19.4	47.5	29.2
Net cash provided by operating activities	262.2	353.8	471.8

Investing activities
Acquisitions, net of cash acquired	—	(7.2)	—
Purchases of property, plant and equipment	(188.4)	(100.7)	(182.7)
Investment in unconsolidated affiliates	(58.0)	(12.4)	(41.8)
Capital distributions from unconsolidated affiliates	59.9	14.8	9.3
Net proceeds from sale of assets	225.2	972.7	2.7
Net cash provided by (used in) investing activities	38.7	867.2	(212.5)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2017	2016	2015
Financing activities
Proceeds from the issuance of long-term debt	2,838.6	1,565.3	3,490.1
Payments on long-term debt	(2,913.9)	(2,536.1)	(2,960.9)
Payments on capital leases	(2.7)	(1.9)	(2.2)
Payments for debt-related deferred costs	(1.0)	(3.5)	(17.3)
Financing fees paid for early debt redemption	—	—	(13.6)
Redemption of non-controlling interest	(202.7)	—	—
Net proceeds from issuance of non-controlling interest	175.0	—	—
Distributions to partners	(189.2)	(242.8)	(819.5)
Net proceeds from issuance of Class A preferred units	—	—	58.8
Taxes paid for unit-based compensation vesting	(5.5)	(0.8)	(2.1)
Other	0.2	—	(0.1)
Net cash used in financing activities	(301.2)	(1,219.8)	(266.8)

Net change in cash	(0.3)	1.2	(7.5)
Cash at beginning of period	1.3	0.1	7.6
Cash at end of period	$1.0	$1.3	$0.1

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$95.1	$121.5	$118.2
Cash paid during the period for income taxes	$0.6	$0.7	$0.6

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(20.4)	$(10.5)	$(14.1)

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

The diagram below reflects a simplified version of our ownership structure as of December 31, 2017:

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

•
Gathering and Processing: our gathering and processing (G&P) operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes (i) our operations that own crude oil, rich and dry gas gathering systems, produced water gathering systems and processing plants in the Bakken, Marcellus, Barnett and Fayetteville Shale plays; and (ii) joint ventures that own rich and dry gas gathering systems and processing plants in the Delaware Permian and Powder River Basin (PRB) Niobrara Shale plays.

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

•
Marketing, Supply and Logistics: our marketing, supply and logistics (MS&L) operations provide NGL and crude oil storage, marketing and transportation services to producers, refiners, marketers and other customers. This segment primarily includes (i) our fleet of rail and rolling stock, which includes our rail-to-truck NGL terminals located in Florida, Nevada, New Jersey, New York, Rhode Island and Wyoming, our truck terminal located in Utah, and our truck maintenance facilities located in Indiana, Mississippi, New Jersey and Ohio; (ii) our West Coast processing and fractionation operations located in California; (iii) our Bath and Seymour NGL storage facilities located in New York and Indiana; and (iv) our crude oil and produced water transportation assets.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. Certain amounts in prior periods have been reclassified to conform to the current year presentation, none of which impacted our previously reported net income, earnings per unit or partners’ capital. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature.

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

Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination to consolidate or apply the equity method of accounting to an entity can also require us to evaluate whether that entity is considered a variable interest entity (VIE). This evaluation, along with the determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control or direct the policies, decisions or activities of an entity and in the case of a VIE, are not the primary beneficiary. We use the cost method of accounting where we are unable to exert significant influence over the entity.

All of our consolidated entities and equity method investments are not VIEs except for our investment in Crestwood Permian Basin Holdings LLC (Crestwood Permian). In October 2016, Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian, to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. Crestwood Permian is a VIE because it did not have sufficient equity at risk to fund its activities at its inception (i.e., the construction of the Nautilus gathering system) without additional capital contributions from us and First Reserve, and CEQP has provided a guarantee to a third party that requires CEQP to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost approximately $180 million) if Crestwood Permian fails to do so. We account for our investment in Crestwood Permian as an equity method investment because we are not the primary beneficiary of the VIE as of December 31, 2017 and 2016. See Note 6 for a further discussion of our investment in Crestwood Permian.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve), and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. Crestwood New Mexico was previously included in our G&P segment. The deconsolidation of Crestwood New Mexico was not material to our consolidated financial statements as of and for the year ended December 31, 2017.

On June 3, 2016, our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc. (Consolidated Edison), formed the Stagecoach Gas Services LLC (Stagecoach Gas) joint venture, to own and further develop our natural gas storage and transportation business located in the Northeast (the NE S&T assets). We contributed to the joint venture the entities owning the NE S&T assets, CEGP contributed $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP. The assets contributed to the joint venture were previously included in our S&T segment.

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

Inventory

Inventory for our marketing, supply and logistics operations are stated at the lower of cost or market and cost is computed predominantly using the average cost method. Our inventory consists primarily of crude oil and NGLs of approximately $67.9 million and $56.7 million at December 31, 2017 and 2016.

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

Years
Gathering systems and pipelines	15 - 20
Facilities and equipment	3 - 25
Buildings, rights-of-way and easements	1 - 40
Office furniture and fixtures	5 - 10
Vehicles	5

We depleted salt deposits included in our property, plant and equipment utilizing the unit of production method prior to their sale in December 2017.

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

During 2017 and 2015, we recorded the following impairments of our property, plant and equipment and we reflected these impairments in loss on long-lived assets in our consolidated statements of operations. We did not record impairments of our property, plant and equipment during the year ended December 31, 2016.

•
During 2017, we incurred $81.4 million of impairments of our property, plant and equipment related to our MS&L West Coast operations, which resulted from decreasing the forecasted cash flows to be generated by those operations. The fair value of our property, plant and equipment related to our West Coast operation was $66.4 million as of December 31, 2017. Our West Coast customers experienced headwinds during 2017, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S., which caused demand for the gathering, processing and logistics services from our West Coast operations to remain relatively flat in 2017 compared to 2016. Although our West Coast operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the degree that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future.

•
During 2015, we incurred $8.5 million of impairments of our property, plant and equipment related to our Granite Wash gathering and processing operations, which resulted from decreases in forecasted cash flows for those operations given that our major customer of those assets declared bankruptcy and ceased substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas and NGLs.

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

•
During 2015, we incurred a $31.2 million impairment of our property, plant and equipment related to our Watkins Glen development project in our marketing, supply and logistics operations, which resulted from continued delays and uncertainties in the permitting of our proposed NGL storage facility.

At December 31, 2017, our estimates of fair value considered a number of factors, including the potential value we would receive if we sold the asset, a 12% discount rate and projected cash flows, which is a Level 3 fair value measurement. At December 31, 2015, our estimates of fair value considered a number of factors, including the potential value we would receive if we sold the asset, a 15% discount rate and projected cash flows, which is a Level 3 fair value measurement. Projected cash flows of our property, plant and equipment are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, constructions costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

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

During 2017, 2016 and 2015, we recorded the following impairments of our intangible assets and we reflected these impairments in loss on long-lived assets in our consolidated statements of operations:

•
During 2017, we fully impaired $0.8 million of intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations. Our West Coast customers experienced headwinds during 2017, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S., which caused demand for the gathering, processing and logistics services from our West Coast operations to remain relatively flat in 2017 compared to 2016. Although our West Coast operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the degree that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future.

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts and revenue contracts	20
Trademarks	6 - 8

Assets Held for Sale

We classify assets (or groups of assets) to be disposed of as held for sale when specific criteria have been met. Assets classified as held for sale are recorded at the lower of the carrying value or the estimated fair value less cost to sell of those assets. The fair value is based on the consideration to be received, which is a Level 3 fair value measurement. We cease depreciation and amortization of the assets in the period they are considered held for sale. We classified approximately $3.0 million of property, plant and equipment related to our Marcellus gathering and processing assets as assets held for sale (which is included in prepaid expenses and other current assets) on our consolidated balance sheet at their fair value at December 31, 2017. In addition, we recorded a loss on long-lived assets of approximately $2.5 million during the year ended December 31, 2017 related to these assets. The sale is contingent upon customary approvals and satisfaction of certain other closing conditions, which we believe is probable at December 31, 2017.

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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. As a result, we recorded goodwill impairments on several of our reporting units during 2017, 2016 and 2015. At December 31, 2017, our accumulated goodwill impairments at CEQP and CMLP were approximately $1,656.5 million and $1,399.3 million, respectively. During 2017, we adopted the provisions of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which allows companies to apply a single test to determine if goodwill is impaired and the amount of any impairment, which is reflected in our 2017 goodwill impairments. The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill Impairments during the Year Ended December 31, 2015	Goodwill at January 1, 2016	Goodwill Impairments during the Year Ended December 31, 2016	Other		Goodwill at December 31, 2016	Impact of Sale of US Salt		Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at December 31, 2017
G&P
Fayetteville	$72.5	$—	$—	$—		$—	$—		$—	$—
Marcellus	—	8.6	8.6	—		—	—		—	—
Arrow	—	45.9	—	—		45.9	—		—	45.9
S&T
Northeast Storage and Transportation	—	726.3	—	(726.3)	(1)	—	—		—	—
COLT	623.4	44.9	44.9	—		—	—		—	—
MS&L										—
West Coast	85.9	—	—	2.4	(2)	2.4	—		2.4	—
Supply and Logistics	99.0	167.2	65.5	—		101.7	—		—	101.7
Storage and Terminals	53.7	50.5	14.1	—		36.4	—		36.4	—
US Salt	—	12.6	—	—		12.6	(12.6)	(3)	—	—
Trucking	148.4	29.5	29.5	—		—	—		—	—
Watkins Glen	66.2	—	—	—		—	—		—	—
Total CMLP	$1,149.1	$1,085.5	$162.6	$(723.9)		$199.0	$(12.6)		$38.8	$147.6
Barnett (G&P)	257.2	—	—	—		—	—		—	—
Total CEQP	$1,406.3	$1,085.5	$162.6	$(723.9)		$199.0	$(12.6)		$38.8	$147.6

(1)	Reflects impact of the deconsolidation of our NE S&T assets in June 2016.

(2)
In December 2016, we acquired four NGL terminals for our MS&L segment for approximately $7.2 million with total goodwill of approximately $2.4 million. This acquisition was not material to our consolidated financial statements as of and for the year ended December 31, 2016.

(3) In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP.

The goodwill impairments recorded during 2017 related to our MS&L West Coast and Storage and Terminals operations. The goodwill impairment related to our MS&L West Coast operations resulted from decreasing forecasted cash flows to be generated by those operations. Our West Coast customers experienced headwinds during 2017, with both producers and refineries located in the Western U.S. experiencing regulatory challenges and an inflow of NGLs from the Eastern U.S., which caused demand for gathering, processing and logistics services from our West Coast operations to remain relatively flat over the past several years. Although our West Coast operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the degree that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future. The goodwill impairment related to our MS&L Storage and Terminals operations resulted from decreasing forecasted cash flows to be generated by those operations. During 2017, we experienced NGL market headwinds in the Northeast with NGL exports and other market dynamics causing price differentials to narrow between purchasing NGLs in the summer (which are then stored in our NGL facilities) and selling NGLs in the winter. These dynamics also caused the rates that we are able to charge for storing NGLs in our facilities to decline from their historical levels. Although our MS&L Storage and Terminals operations’ results have been relatively consistent over the past several years, these operations have not experienced growth as fast or to the decrease that we expected when we merged with Inergy, LP in 2013, and during 2017, we revised our forecasted cash flows to reflect current market dynamics, which we believe will continue for the foreseeable future. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-

based transactions during 2017, and we utilized discount rates ranging from 10% to 12% in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2017, which is a Level 3 fair value measurement.

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

The goodwill impairments recorded during 2015 primarily resulted from decreasing forecasted cash flows and increasing the discount rates utilized in determining the fair value of the reporting units considering the continued decrease in commodity prices and its impact on the midstream industry and our customers. We utilized the income approach to determine the fair value of our reporting units given the limited availability of comparable market-based transactions during 2015, and we utilized discount rates ranging from 9% to 12% in 2015 in applying the income approach to determine the fair value of our reporting units with goodwill as of December 31, 2015.

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

During 2015, we recorded a $51.4 million and $23.4 million impairment of our Jackalope Gas Gathering Services, L.L.C. (Jackalope) and Powder River Basin Industrial Complex, LLC (PRBIC) equity method investments, respectively, as a result of decreasing forecasted cash flows and increasing the discount rates utilized in determining the fair value of the equity method investments considering the continued decrease in commodity prices and its impact on the midstream industry and our equity method investments’ customers, which is a Level 3 fair value measurement. We did not record impairments of our equity method investments during the years ended December 31, 2017 and 2016.

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

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. We record a liability for legal or contractual obligations to retire our long-lived assets associated with our facilities and right-of-way contracts we hold. We record a liability in the period the obligation is incurred and estimable. An ARO is initially recorded at its estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the fair value of the liability as a result of the passage of time, which we record as depreciation, amortization and accretion expense on our consolidated statements of operations. The fair value of certain AROs could not be determined as the settlement dates (or range of dates) associated with these assets were not estimable. At December 31, 2017 and 2016, our AROs were reflected in other long-term liabilities on our consolidated balance sheets. See Note 5 for a further discussion of our AROs.

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of five years. At December 31, 2017 and 2016, our net deferred financing costs were reflected as a reduction of long-term debt on our consolidated balance sheets.

Revenue Recognition

We gather, process, treat, compress, store, transport and sell various commodities (including crude oil, natural gas, NGLs and water) pursuant to fixed-fee and percent-of-proceeds contracts. Under certain of those contracts in our G&P operations and our MS&L operations, we take title to the underlying commodity. We classify the revenues associated with the products to which we take title as product revenues and all other revenues as service revenues in our consolidated statement of operations.

We recognize revenues for these services and products when all of the following criteria are met:

• services have been rendered or products delivered or sold;
• persuasive evidence of an exchange arrangement exists;
• the price for services is fixed or determinable; and
• collectability is reasonably assured.

We record deferred revenue when we receive amounts from our customers but have not met the criteria listed above. We recognize deferred revenue in our consolidated statements of operations when the criteria has been met and all services have been rendered. At December 31, 2017 and 2016, we had deferred revenue of approximately $0.6 million and $7.5 million, which is reflected in accrued expenses and other liabilities on our consolidated balance sheets.

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

We did not have any derivatives identified as fair value hedges or cash flow hedges for accounting purposes during the years ended December 31, 2017, 2016 or 2015.

Unit-Based Compensation

Long-term incentive awards are granted under the Crestwood Equity incentive plan. Unit-based compensation awards consist of restricted units that are valued at the closing market price of CEQP’s common units on the date of grant, which reflects the fair value of such awards. For those awards that are settled in cash, the associated liability is remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. We generally recognize the expense associated with the award over the vesting period on a straight line basis. Effective January 1, 2017, we adopted the provisions of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including the classification of awards as either equity or liabilities and the presentation on the statement of cash flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2017, the following accounting standards had not yet been adopted by us:

Revenue. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We utilized the modified retrospective method to adopt the provisions of this standard effective January 1, 2018. Upon adoption of the standard we began classifying certain capital expenditure reimbursements from our customers as deferred revenue rather than as reductions of property, plant and equipment in our consolidated financial statements.  We reclassified approximately $69.1 million of these net reimbursements to net deferred revenue on January 1, 2018, which primarily resulted in approximately $20.0 million cumulative effect of accounting change being recorded as an increase to partners' capital on January 1, 2018.  In addition, the standard requires us to begin classifying service revenues on certain of our gathering and processing contracts as reductions of costs of product sold prospectively beginning January 1, 2018.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. We expect to adopt the provisions of this standard effective January 1, 2019 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the provisions of this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements.

Note 3 – Divestiture

In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP, for net proceeds of approximately $223.6 million. The sale of US Salt resulted in a decrease of $157.4 million of property, plant and equipment, net, $12.6 million of goodwill, $5.8 million of intangible assets and $14.2 million of other assets and liabilities, net. During the year ended December 31, 2017, we recognized a gain of approximately $33.6 million from the sale, which was included in gain (loss) on long-lived assets in our consolidated statement of operations. As part of the US Salt divestiture, we retained all surface and sub-surface rights necessary to place the Watkins Glen NGL storage development project into service once we receive all required regulatory approvals. US Salt was previously included in our MS&L segment.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment of the following at December 31, 2017 and 2016 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2017	2016	2017	2016
Gathering systems and pipelines and related assets	$678.0	$639.4	$820.9	$782.3
Facilities and equipment	1,141.4	1,328.3	1,326.5	1,513.4
Buildings, land, rights-of-way, storage rights and easements	319.1	315.4	322.8	319.1
Vehicles	37.3	45.7	35.5	44.0
Construction in process	87.5	85.9	87.5	85.9
Salt deposits	—	120.5	—	120.5
Office furniture and fixtures	21.9	20.2	22.1	20.3
	2,285.2	2,555.4	2,615.3	2,885.5
Less: accumulated depreciation and depletion	464.4	457.8	607.8	587.1
Total property, plant and equipment, net	$1,820.8	$2,097.6	$2,007.5	$2,298.4

Depreciation. CEQP’s depreciation expense totaled $135.9 million, $154.8 million and $195.1 million for the years ended December 31, 2017, 2016 and 2015. CMLP’s depreciation expense totaled $150.0 million, $168.9 million and $186.7 million for the years ended December 31, 2017, 2016 and 2015. Depletion expense at both CEQP and CMLP totaled $0.7 million for each of the years ended December 31, 2017, 2016 and 2015.

Capitalized Interest. During the years ended December 31, 2017, 2016 and 2015, CEQP and CMLP capitalized interest of $2.9 million, $0.7 million and $2.5 million related to certain expansion projects.

Gain (Loss) on Long-Lived Assets. During the year ended December 31, 2017, we recorded a gain of approximately $33.6 million on the sale of our 100% interest in US Salt. In addition, we recorded a loss of approximately $14.4 million during the year ended December 31, 2017, related to the retirement and/or disposition of certain of our Marcellus and Arrow gathering and processing assets.

Intangible Assets

Intangible assets consisted of the following at December 31, 2017 and 2016 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2017	2016	2017	2016
Customer accounts	$438.9	$541.9	$438.9	$541.9
Covenants not to compete	—	1.0	—	1.0
Gas gathering, compression and processing contracts	325.2	325.2	325.2	325.2
Trademarks	24.7	30.5	9.2	15.0
	788.8	898.6	773.3	883.1
Less: accumulated amortization	191.6	241.2	177.6	230.2
Total intangible assets, net	$597.2	$657.4	$595.7	$652.9

The following table summarizes total accumulated amortization of our intangible assets at December 31, 2017 and 2016 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2017	2016	2017	2016
Customer accounts	$89.8	$162.4	$89.8	$162.4
Gas gathering, compression and processing contracts	82.0	63.2	82.0	63.2
Trademarks	19.8	15.6	5.8	4.6
Total accumulated amortization	$191.6	$241.2	$177.6	$230.2

Crestwood Equity’s amortization expense related to its intangible assets for the years ended December 31, 2017, 2016 and 2015, was approximately $53.7 million, $72.5 million and $102.8 million. Crestwood Midstream’s amortization expense related to its intangible assets for the years ended December 31, 2017, 2016 and 2015 was approximately $50.6 million, $69.3 million and $89.6 million.

Estimated amortization of our intangible assets for the next five years is as follows (in millions):

	CEQP	CMLP
Year Ending December 31,
2018	$43.4	$42.0
2019	41.7	41.7
2020	41.7	41.7
2021	41.7	41.7
2022	41.7	41.7

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2017 and 2016 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2017	2016	2017	2016
Accrued expenses	$56.6	$46.5	$55.5	$45.1
Accrued property taxes	4.8	4.2	4.8	4.2
Accrued natural gas purchases	—	4.9	—	4.9
Income tax payable	0.3	1.6	0.3	0.4
Interest payable	20.3	22.8	20.3	22.8
Accrued additions to property, plant and equipment	22.3	1.7	22.2	1.7
Capital leases	1.0	1.3	1.0	1.3
Deferred revenue	0.6	7.5	0.6	7.5
Total accrued expenses and other liabilities	$105.9	$90.5	$104.7	$87.9

Note 5 - Asset Retirement Obligations

We have legal obligations associated with our facilities and right-of-way contracts we hold. Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.

The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Net asset retirement obligation at January 1	$27.8	$26.4
Liabilities incurred	—	1.0
Liabilities settled	(1.2)	(1.2)
Accretion expense	1.4	1.6
Change in estimate	(0.5)	—
Net asset retirement obligation at December 31	$27.5	$27.8

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2017 and 2016.

Note 6 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,		December 31,		Year Ended December 31,
	2017		2017	2016	2017	2016		2015
Stagecoach Gas Services LLC	50.00%		$849.8	$871.0	$25.3	$15.9		$—
Jackalope Gas Gathering Services, L.L.C.	50.00%	(1)	184.9	197.2	10.5	20.8		(43.4)	(3)
Crestwood Permian Basin Holdings LLC	50.00%		102.0	(0.5)	8.4	(0.5)		—
Tres Palacios Holdings LLC	50.01%		37.8	39.0	2.2	(0.3)		2.5
Powder River Basin Industrial Complex, LLC(2)	50.01%		8.5	8.7	1.4	(4.4)	(3)	(19.9)	(3)
Total			$1,183.0	$1,115.4	$47.8	$31.5		$(60.8)

(1)	Excludes non-controlling interest related to our investment in Jackalope. See Note 12 for a further discussion of our non-controlling interest related to our investment in Jackalope.

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

Description of Investments

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian, to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the Crestwood Permian joint venture 100% of the equity interest of Crestwood Permian Basin LLC (Crestwood Permian Basin), which owns the Nautilus gathering system. We manage and account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system (the Nautilus gathering system) in SWEPI’s operated position in the

Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed-fee basis. In conjunction with the Crestwood Permian Basin’s agreement with SWEPI, Crestwood Permian granted Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, an option to purchase up to 50% equity interest in Crestwood Permian Basin. In October 2017, Shell Midstream exercised its option and purchased a 50% equity interest in Crestwood Permian Basin from Crestwood Permian for approximately $37.9 million in cash. Crestwood Permian distributed to us approximately $18.9 million of the cash proceeds received.

CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $84.3 million has been spent through December 31, 2017) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at December 31, 2017 and 2016.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico, our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve), and accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve has agreed to contribute to Crestwood Permian the first $151 million of capital costs required to fund the expansion of the Delaware Basin assets, which includes a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant).

Stagecoach Gas Services LLC

On June 3, 2016, Crestwood Northeast and CEGP formed Stagecoach Gas to own and further develop our NE S&T assets. During 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets. Additionally, CEGP contributed $975 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the cash proceeds received (net of approximately $3 million of cash transferred to the joint venture) from CEGP. We deconsolidated the NE S&T assets as a result of this transaction discussed above and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized a loss of approximately $32.4 million on the deconsolidation of the NE S&T assets.

Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to CEGP after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. Although Stagecoach Gas anticipates that these growth capital projects will be constructed in the future, it does not expect that these projects will produce meaningful operating results prior to December 31, 2020. As a result, at December 31, 2017, we recorded a liability of $57 million for this obligation, which is reflected in other long-term liabilities on our consolidated balance sheet and in loss on contingent consideration in our consolidated income statement for the year ended December 31, 2017.

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope which we account for under the equity method of accounting. Williams Partners LP operates and owns the remaining 50% interest in Jackalope. Crestwood Niobrara manages the commercial operations of the Jackalope system.

Tres Palacios Holdings LLC

Crestwood Midstream owns a 50.01% ownership interest in Tres Palacios Holdings LLC (Tres Holdings) and is the operator of Tres Palacios Gas Storage LLC (Tres Palacios) and its assets. Brookfield Infrastructure Group owns the remaining 49.99% ownership interest in Tres Holdings. We account for our investment in Tres Holdings under the equity method of accounting.

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

Summarized Financial Information of Unconsolidated Affiliates

Below is summarized financial information for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

Financial Position Data

	December 31,
	2017					2016
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity
Stagecoach(1)	$55.1	$1,765.4	$7.0	$1.4	$1,812.1	$57.0	$1,807.6	$6.0	$4.1	$1,854.5
Other(2)(3)	81.3	801.1	53.4	93.6	735.4	50.4	708.5	23.2	74.4	661.3
Total	$136.4	$2,566.5	$60.4	$95.0	$2,547.5	$107.4	$2,516.1	$29.2	$78.5	$2,515.8

(1)
As of December 31, 2017, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian investments. As of December 31, 2017, our equity in the underlying net assets of Jackalope, Tres Holdings, PRBIC and Crestwood Permian exceeded our investment balance by approximately $0.7 million, $26.5 million, $6.4 million and $11.6 million, respectively. Our Tres Holdings and PRBIC investments are included in our storage and transportation segment and our Jackalope and Crestwood Permian investments are included in our gathering and processing segment.

(3)
On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve) and the accounting standards related to such transactions requires Crestwood Permian to record the assets and liabilities of Crestwood New Mexico at our historical book value. The difference between our equity in Crestwood New Mexico’s net assets and our investment balance is not subject to amortization.

Operating Results Data

	Year Ended December 31,
	2017			2016			2015
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach	$168.6	$77.7	$91.1	$99.3	$44.1	$55.3	$—	$—	$—
Other(1)	181.8	143.6	38.9	127.6	113.9	13.5	104.7	79.5	24.9
Total	$350.4	$221.3	$130.0	$226.9	$158.0	$68.8	$104.7	$79.5	$24.9

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the years ended December 31, 2017 and 2016, and $3.0 million for the year ended December 31, 2015, which we amortize over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake). We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $1.3 million for each of the years ended December 31, 2017, 2016 and 2015, which we amortize over the life of Tres Palacios’ sublease agreement. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.6 million and $1.6 million for the years ended December 31, 2017 and 2016, which we amortize over the life of PRBIC’s property, plant and equipment and its agreement with Chesapeake.

Distributions and Contributions

	Distributions			Contributions
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Stagecoach Gas	$47.3	$16.0	$—	$0.8	$—	$—
Jackalope(1)	26.3	27.4	12.5	3.5	1.4	25.4
Tres Holdings(2)	9.0	8.5	7.4	5.6	11.0	5.7
PRBIC(1)	1.6	2.0	1.9	—	—	10.7
Crestwood Permian(3)	23.4	—	—	117.5	—	—
Total	$107.6	$53.9	$21.8	$127.4	$12.4	$41.8

(1) Jackalope and PRBIC are required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. We received a cash distribution of $7.4 million from Jackalope in January 2018, and we received a cash distribution of $0.3 million from PRBIC in February
2018.
(2) Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage.
(3) On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.

Stagecoach Gas. Stagecoach Gas is required, within 30 days following the end of each quarter, to distribute 65% and 35% of its available cash (as defined in its limited liability company agreement) to CEGP and us, respectively. Because our ownership and distribution percentages differ, we determine the equity earnings from Stagecoach Gas using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Stagecoach Gas were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In January 2018, we received a cash distribution from Stagecoach Gas of approximately $11.3 million.

Crestwood Permian. Crestwood Permian is required, within 30 days following the end of each quarter to distribute 100% of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentages. Pursuant to Crestwood Permian's limited liability company agreement, we will receive 100% of Crestwood New Mexico's available cash (as defined in the limited liability company agreement) until the earlier of the Orla processing plant in-service date or June 30, 2018, at which time the distributions will be based on the members respective ownership percentages. Because our ownership and distribution percentages will differ during this period, equity earnings from Crestwood Permian is determined using the HLBV method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Crestwood Permian were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In January 2018, we received a cash distribution from Crestwood Permian of approximately $4.3 million.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. During the years ended December 31, 2017, 2016 and 2015, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $31.2 million, a loss of $7.8 million and a gain of $18.9 million, respectively. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	December 31, 2017		December 31, 2016
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	15.3	17.5	13.1	15.1
Natural gas (MMcf)	780	660	—	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 34 months or less; however, 88% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our price risk management activities are energy marketers and propane retailers, resellers and dealers.

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017 and 2016, was $28.9 million and $13.9 million. At December 31, 2017 and 2016, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at December 31, 2017 and 2016, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $27.2 million and $14.3 million, for which we posted $5.6 million and $4.2 million of cash collateral in the normal course of business. At December 31, 2017 and 2016, we also received collateral of $3.7 million and $4.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2017 and 2016, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of December 31, 2017 and 2016, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$—	$—	$340.6	$350.2
2022 Senior Notes	$—	$—	$429.3	$447.3
2023 Senior Notes	$692.1	$728.8	$690.6	$722.6
2025 Senior Notes	$492.3	$517.9	$—	$—

Financial Assets and Liabilities

As of December 31, 2017 and 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2017 and 2016 (in millions):

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$1.1	$102.2	$—	$103.3	$(74.6)	$(21.5)	$7.2
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$4.6	$102.2	$—	$106.8	$(74.6)	$(21.5)	$10.7

Liabilities
Liabilities from price risk management	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9
Total liabilities at fair value	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9

	December 31, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Recorded in Balance Sheet
Assets
Assets from price risk management	$0.6	$84.4	$—	$85.0	$(67.8)	$(10.9)	$6.3
Suburban Propane Partners, L.P. units(2)	4.3	—	—	4.3	—	—	4.3
Total assets at fair value	$4.9	$84.4	$—	$89.3	$(67.8)	$(10.9)	$10.6

Liabilities
Liabilities from price risk management	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6
Total liabilities at fair value	$2.7	$90.2	$—	$92.9	$(67.8)	$3.5	$28.6

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 9 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2017 and 2016, (in millions):

	December 31,
	2017	2016
Credit Facility	$318.2	$77.0
2020 Senior Notes	—	338.8
Fair value adjustment of 2020 Senior Notes	—	1.8
2022 Senior Notes	—	436.4
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	—
Other	2.4	3.7
Less: deferred financing costs, net	28.4	34.0
Total debt	1,492.2	1,523.7
Less: current portion	0.9	1.0
Total long-term debt, less current portion	$1,491.3	$1,522.7

Credit Facility

Crestwood Midstream’s amended and restated senior secured credit agreement (the CMLP Credit Agreement) provides for a five-year $1.5 billion revolving credit facility (the CMLP Credit Facility), which expires in September 2020 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Agreement. The CMLP Credit Facility also includes a sub-limit of up to $25.0 million for same-day swing line advances and a sub-limit up to $350.0 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Niobrara, Crestwood Infrastructure, PRBIC, Crestwood Northeast and Tres Holdings and their respective subsidiaries. The Company also guarantees Crestwood Midstream’s payment obligations under its $1.5 billion credit agreement.

Prior to amending and restating its credit agreement in September 2015, Crestwood Midstream had a five-year $1.0 billion senior secured revolving credit facility, which would have expired October 2018. In conjunction with the closing of the Simplification Merger, Crestwood Midstream borrowed approximately $720.0 million under the CMLP Credit Facility on September 30, 2015 to (i) repay all borrowings outstanding under the $1.0 billion credit facility; (ii) fund a distribution to the Company of approximately $378.3 million for purposes of repaying (or, if applicable, satisfying and discharging) substantially all of the Company’s outstanding indebtedness as discussed above; and (iii) pay merger-related fees and expenses. We recognized a loss on extinguishment of debt of approximately $1.8 million for the year ended December 31, 2015 in conjunction with amending and restating the CMLP Credit Agreement.

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

At December 31, 2017, Crestwood Midstream had $499.3 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2017 and 2016, Crestwood Midstream’s outstanding standby letters of credit were $52.2 million and $64.0 million. Interest rates under the CMLP Credit Facility were between 3.94% and 6.00% at December 31, 2017 and 3.21% and 5.25% at December 31, 2016. The weighted-average interest rate on outstanding borrowings as of December 31, 2017 and 2016 was 4.11% and 3.23%.

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At December 31, 2017, the net debt to consolidated EBITDA was approximately 4.14 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.14 to 1.0, and the senior secured leverage ratio was 0.86 to 1.0.

If Crestwood Midstream fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the CMLP Credit Facility could be declared immediately due and payable. The CMLP Credit Facility also has cross default provisions that apply to any of its other material indebtedness.

Senior Notes

2020 Senior Notes. The 6.0% Senior Notes due 2020 (the 2020 Senior Notes) were scheduled to mature on December 15, 2020, and interest was payable semi-annually in arrears on June 15 and December 15 of each year. The fair value adjustment was being amortized over the remaining life of the 2020 Senior Notes.

2022 Senior Notes. The 6.125% Senior Notes due 2022 (the 2022 Senior Notes) were scheduled to mature on March 1, 2022, and interest was payable semi-annually on March 1 and September 1 of each year.

2023 Senior Notes. The 6.25% Senior Notes due 2023 (the 2023 Senior Notes) mature on April 1, 2023, and interest is payable semi-annually in arrears on April 1 and October 1 of each year.

In March 2016, Crestwood Midstream filed a registration statement with the SEC under which it offered to exchange the 2023 Senior Notes for any and all outstanding 2023 Senior Notes. Crestwood Midstream completed the exchange offer in July 2016. The terms of the exchange notes are substantially identical to the terms of the 2023 Senior Notes, except that the exchange notes are freely tradable.

2025 Senior Notes. In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes) in a private offering. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts outstanding under the 2020 Senior Notes and the 2022 Senior Notes as discussed below.

In May 2017, Crestwood Midstream filed a registration statement with the SEC under which is offered to exchange new senior notes for any and all outstanding 2025 Senior Notes. Crestwood Midstream completed the exchange offer in July 2017. The terms of the exchange notes are substantially identical to the terms of the 2025 Senior Notes, except that the exchange noted are freely tradable.

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

At December 31, 2017, Crestwood Midstream was in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

Crestwood Midstream’s Credit Facility and its respective senior notes are secured by its assets and liabilities of the guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $2,195.4 million as of December 31, 2017.

Repayments. During the year ended December 31, 2017, Crestwood Midstream paid approximately $349.9 million and $457.8 million to purchase, redeem and/or cancel all of the principal amount outstanding under the 2020 Senior Notes and 2022 Senior Notes, respectively. Crestwood Midstream funded the repayments with a combination of net proceeds from the issuance of the 2025 Senior Notes described above and borrowings under the credit facility. In conjunction with these note repayments, Crestwood Midstream (i) recognized a loss on extinguishment of debt of approximately $37.7 million during the year ended December 31, 2017 (including the write off of approximately $6.8 million of deferred financing costs associated with the 2022 Senior Notes); and (ii) paid $5.1 million and $1.0 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In June 2016, Crestwood Midstream paid approximately $312.9 million to purchase and cancel approximately $161.2 million and $163.6 million of the principal amount outstanding under the 2020 Senior Notes and 2022 Senior Notes, respectively, utilizing a portion of the proceeds received from Stagecoach Gas, as further discussed in Notes 2 and 6. During the year ended December 31, 2016, Crestwood Midstream recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of these notes. Crestwood Midstream also paid $4.5 million and $2.6 million of accrued interest on the 2020 Senior Notes and 2022 Senior Notes, respectively, on the date they were tendered.

In April 2015, we retired our $350 million 7.75% Senior Notes due 2019 for approximately $364.1 million, including accrued interest of $0.5 million and a call premium of $13.6 million. In conjunction with the redemption of these notes, we recorded a loss on extinguishment of debt of approximately $17.1 million during the year ended December 31, 2015.

Other Obligations

Our non-interest bearing obligations due under noncompetition agreements consist of agreements between Crestwood Midstream and sellers of certain companies acquired in 2014 with payments due through 2022 and imputed interest ranging from 5.02% to 6.75%. Non-interest bearing obligations consisted of $2.7 million and $4.2 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.3 million and $0.5 million at December 31, 2017 and 2016, respectively.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt and other notes payable as of December 31, 2017 for the next five years and in total thereafter are as follows (in millions):

2018	$0.9
2019	0.9
2020	318.4
2021	0.2
2022	0.2
Thereafter	1,200.0
Total debt	$1,520.6

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity per limited partner unit is anti-dilutive. During the years ended December 31, 2017, 2016 and 2015, we excluded a weighted-average of 7,007,917, 6,433,127 and 1,547,060 common units (representing preferred units), a weighted-average of 438,789 common units in all periods (representing subordinated units), and a weighted-average of 7,146,663, 7,548,624 and 2,760,794 common units (representing Crestwood Niobrara’s preferred units). See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.

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

Note 11 - Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2017, 2016, and 2015 consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017 (1)	2016	2015
Current:
Federal	$(1.1)	$(3.2)	$(1.6)	$—	$—	$—
State	(0.2)	(0.2)	(0.6)	—	0.2	(0.3)
Total current	(1.3)	(3.4)	(2.2)	—	0.2	(0.3)
Deferred:
Federal	2.1	3.0	2.9	—	—	—
State	—	0.1	0.7	—	(0.2)	0.3
Total deferred	2.1	3.1	3.6	—	(0.2)	0.3
(Provision) benefit for income taxes	$0.8	$(0.3)	$1.4	$—	$—	$—

(1)	For the year ended December 31, 2017, our benefit for income taxes was not material to CMLP’s consolidated statement of operations.

The effective rate differs from the statutory rate for the years ended December 31, 2017, 2016 and 2015, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to CEQP’s wholly owned subsidiaries, IPCH Acquisition Corp., and Crestwood Gas Services GP LLC and our Texas Margin tax reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the year ended December 31, 2017, we decreased our net deferred tax liability by $1.3 million to reflect the reduction of corporate tax rates under the Tax Cuts and Jobs Act.

Components of our deferred income taxes at December 31, 2017 and 2016 are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2017	2016	2017	2016
Deferred tax asset:
Basis difference in stock of company	$0.2	$0.2	$—	$—
Total deferred tax asset	0.2	0.2	—	—
Deferred tax liability:
Basis difference in stock of acquired company	(3.5)	(5.5)	(0.7)	(0.7)
Total deferred tax liability	(3.5)	(5.5)	(0.7)	(0.7)
Net deferred tax liability	$(3.3)	$(5.3)	$(0.7)	$(0.7)

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2017, 2016 and 2015 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Preferred Units

Pursuant to Crestwood Midstream’s agreements with a group of investors, including Magnetar Financial, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers), Crestwood Midstream agreed to sell to the Class A Purchasers and the Class A Purchasers agreed to purchase from Crestwood Midstream up to $500 million of Class A Preferred Units (CMLP Preferred Units) at a fixed price of $25.10 per unit on or before September 30, 2015. In August 2015, the Class A Purchasers acquired from Crestwood Midstream the remaining $60.0 million of CMLP Preferred Units for net proceeds of approximately $58.8 million after deducting transaction fees and offering expenses.

As discussed above, in conjunction with the closing of the Simplification Merger, 21,580,244 of CMLP Preferred Units were exchanged for 59,345,672 new preferred units of CEQP (the Preferred Units) with substantially similar terms and conditions to those of the CMLP Preferred Units and as a result, Crestwood Equity classified the new preferred units as a component of partners’ capital as of December 31, 2015. Because the fair value of the preferred units was materially equivalent immediately before and after the exchange, Crestwood Equity recorded CEQP’s preferred units at Crestwood Midstream’s historical book value.

Subject to certain conditions, the holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a 1-for-10 basis, or (ii) a number of common units determined pursuant to a conversion ratio set forth in our partnership agreement upon the occurrence of certain events, such as a change in control. The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Units entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unit holders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to CEQP’s other securities outstanding.

Common Units

On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We will pay the Managers an aggregate fee of up to 2.0% (which totaled $0.3 million during the year ended December 31, 2017) of the gross sales price per common unit sold under our ATM equity distribution program. The table below shows the units issued and the net proceeds from the issuances:

Issuance Dates	Common Units	Net Proceeds(1) (in millions)
Third Quarter 2017	437,518	$10.6
Fourth Quarter 2017	195,753	4.6
Total 2017	633,271	$15.2

(1)	The net proceeds from sales under the ATM program are used for general partnership purposes, which may include debt repayments and capital expenditures.

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

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2017, 2016 and 2015 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	$0.60	41.8
August 7, 2017	August 14, 2017	$0.60	41.8
November 7, 2017	November 14, 2017	$0.60	42.2
			$167.6
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	$0.60	41.4
August 5, 2016	August 12, 2016	$0.60	41.4
November 7, 2016	November 14, 2016	$0.60	41.4
			$219.8
2015
February 6, 2015	February 13, 2015	$1.375	$25.8
May 8, 2015	May 15, 2015	$1.375	25.7
August 7, 2015	August 14, 2015	$1.375	25.7
November 6, 2015	November 13, 2015	$1.375	94.3
			$171.5

On February 14, 2018, we paid a distribution of $0.60 per limited partner unit to unitholders of record on February 7, 2018 with respect to the fourth quarter of 2017.

Preferred Unit Holders. The holders of our Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Through the quarters ending September 30, 2017 (the Initial Distribution Period), distributions on the Preferred Units could be made in additional Preferred Units, cash, or a combination thereof, at our election. Through and for the quarter ended June 30, 2017, we paid distributions on our Preferred Units through the issuance of additional Preferred Units. The number of units distributed was calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrued the fair value of such distribution at the end of the quarterly period and adjusted the fair value of the distribution on the date the additional Preferred Units were distributed. Distributions on the Preferred Units following the Initial Distribution Period will be paid in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units; and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

During the year ended December 31, 2017, 2016 and 2015, we issued 4,724,030, 5,815,170 and 1,372,573 Preferred Units to our preferred unit holders in lieu of paying quarterly cash distributions of $43.1 million, $53.0 million and $12.5 million. In November 2017, we made a cash distribution to our preferred unit holders of approximately $15.0 million for the quarter ended September 30, 2017. On February 14, 2018, we made a cash distribution of approximately $15.0 million to our preferred unit holders for the quarter ended December 31, 2017.

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

General Partner. During the year ended December 31, 2015, Crestwood Midstream paid cash distributions to its general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $31.4 million.

On September 30, 2015, Crestwood Midstream made a distribution of approximately $378.3 million to CEQP for purposes of repaying substantially all of its outstanding indebtedness. The distribution was funded with borrowings under the CMLP Credit Facility. In addition, during the years ended December 31, 2017, 2016 and 2015, Crestwood Midstream made distributions of $174.0 million, $227.6 million and $175.6 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

Limited Partners. The following table presents quarterly cash distributions paid to Crestwood Midstream’s limited partners (excluding distributions paid to its general partner on its common units held) during the year ended December 31, 2015.

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

Crestwood Niobrara Preferred Interest

Crestwood Niobrara issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE for an aggregate purchase price of approximately $202.7 million and issued $175 million in new preferred interests (Series A-2 Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings). In conjunction with the issuance of the Series A-2 Preferred Units, we entered into a Second Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Crestwood Niobrara. Pursuant to the Crestwood Niobrara Amended Agreement, we serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem the Series A-2 Preferred Units for an amount in cash or CEQP common units equal to an amount necessary for Jackalope Holdings to achieve a certain rate of return. Also in conjunction with the Crestwood Niobrara Amended Agreement, we entered into a registration rights agreement with Jackalope Holdings. Pursuant to the registration rights agreement, we granted Jackalope Holdings certain rights with respect to CEQP’s common units issuable to Jackalope Holdings in certain circumstances as set forth in the Crestwood Niobrara Amended Agreement.

Net Income (Loss) Attributable to Non-Controlling Partners

The components of net income (loss) attributable to non-controlling partners for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Crestwood Niobrara preferred interests	$25.3	$24.2	$23.1
CMLP net income attributable to non-controlling partners	25.3	24.2	23.1
Crestwood Midstream limited partner interests	—	—	(683.0)
Crestwood Midstream Class A preferred units	—	—	23.1
CEQP net income (loss) attributable to non-controlling partners	$25.3	$24.2	$(636.8)

Distributions to Non-Controlling Partners

Crestwood Midstream Limited Partners. Prior to the completion of the Simplification Merger, the Crestwood Midstream partnership agreement required it to distribute, within 45 days after the end of each quarter, all available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. Crestwood Equity was not entitled to distributions on its non-economic general partner interest in Crestwood Midstream. Crestwood Midstream paid cash distributions to its limited partners (excluding distributions to its general partner) of $222.9 million during the year ended December 31, 2015.

Crestwood Midstream Class A Preferred Unitholders. During the year ended December 31, 2015, Crestwood Midstream issued 1,271,935 Preferred Units to its preferred unitholders in lieu of paying a cash distribution of approximately $31.9 million.

Crestwood Niobrara Preferred Unitholders. Crestwood Niobrara is required to make quarterly distributions to GE within 30 days after the end of each quarter. Beginning with the distribution for the first quarter of 2015, Crestwood Niobrara no longer had the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution. On January 30, 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution for the quarter ended

December 31, 2014. During the years ended December 31, 2017, 2016 and 2015, Crestwood Niobrara paid cash distributions of $15.2 million, $15.2 million and $11.3 million to GE.

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

Note 13 - Equity Plans

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP) in order to align the economic interests of key employees and directors with those of CEQP’s common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted, phantom and performance units which vest based upon continued service.

The following table summarizes information regarding restricted and phantom unit activity during the years ended December 31, 2017, 2016 and 2015.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	131,588	$132.10
Vested - restricted units	(91,798)	$121.13
Vested - phantom units	(4,856)	$67.10
Granted - restricted units	142,255	$55.25
Granted - phantom units	42,349	$62.31
Modification - restricted units	226,401	$68.85
Modification - phantom units	41,269	$58.36
Forfeited (1)	(20,994)	$89.97
Unvested - December 31, 2015	466,214	$69.80
Vested - restricted units	(193,295)	$76.82
Granted - restricted units	1,067,535	$14.58
Granted - phantom units	17,467	$15.54
Forfeited	(65,591)	$25.13
Unvested - December 31, 2016	1,292,330	$24.67
Vested - restricted units	(607,115)	$28.00
Vested - performance units	(31,106)	$30.27
Granted - restricted units	919,411	$25.69
Granted - phantom units	15,849	$25.02
Granted - performance units	405,620	$30.21
Forfeited - restricted units	(140,137)	$23.73
Forfeited - performance units	(24,756)	$30.45
Unvested - December 31, 2017	1,830,096	$25.21

(1)
We implemented a company-wide initiative to reduce operating costs in 2015 and beyond, which included a reduction in workforce. As a result, 7,263 restricted units were forfeited during the year ended December 31, 2015.

As of December 31, 2017 and 2016, we had total unamortized compensation expense of approximately $23.7 million and $14.9 million related to restricted, phantom, and performance units, which will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $22.4 million, $16.0 million and $11.5 million under the Crestwood LTIP during the years ended December 31, 2017, 2016 and 2015, which is included in general and administrative expenses on our consolidated statements of operations.  As of February 12, 2018, we had 3,428,811 units available for issuance under the Crestwood LTIP.

Restricted Units. Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2017, 2016, and 2015 we withheld 206,600, 57,508 and 26,095 common units to satisfy employee tax withholding obligations.

Phantom Units. The Crestwood LTIP permits, grants of phantom units that entitle the holder thereof to receive upon vesting one CEQP common unit granted pursuant to the Crestwood LTIP and a phantom unit award agreement (the Crestwood Equity Phantom Unit Agreement). The Crestwood Equity Phantom Unit Agreement provides for vesting to occur at the end of three years following the grant date or, if earlier, upon the named executive officer’s termination without cause or due to death or disability or the named executive officer’s resignation for employee cause (each, as defined in the Crestwood Equity Phantom Unit Agreement). In addition, the Crestwood Equity Phantom Unit Agreement provides for distribution equivalent rights with respect to each phantom unit which are paid in additional phantom units and settled in common units upon vesting of the underlying phantom units.

Performance Units. The Crestwood LTIP permits grants of performance units that are designed to provide an incentive for continuous employment to certain key employees. Performance units vest over a three-year performance period and the number of units issued are based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals are based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return. The vesting of performance units is subject to the attainment of certain performance and market goals over a three year period and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting.

Note 14 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions up to 90% of their salary, up to statutory limits, which was $18,000 in 2017, 2016 and 2015. We match 100% of participants basic contribution up to 6% of eligible compensation. Employees may participate in the plans immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. Aggregate matching contributions made by us were $4.0 million, $3.8 million and $4.0 million during the years ended December 31, 2017, 2016 and 2015.

Note 15 – Commitments and Contingencies

Legal Proceedings

California Trucking Lawsuit. On March 13, 2017, a former Crestwood truck driver filed a lawsuit in the Superior Court for Kern County, California on behalf of all Crestwood Transportation LLC’s California drivers alleging that Crestwood Equity and its officers, directors and employees violated the California wage and hour laws by failing to comply with certain requirements of the laws. The plaintiffs currently include a total of 13 former and current Company drivers, however they are seeking to certify this lawsuit as a class action, which could potentially include approximately 150 drivers. Although our insurance policies would not cover this action, we believe we have meritorious defenses to this lawsuit and will vigorously defend ourselves. We are unable to predict the outcome or to estimate a reasonably possible loss or range of loss for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2017 and 2016, both CEQP and CMLP had approximately $2.1 million and less than $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and worker safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

During 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities. Thereafter, we contained and cleaned up the releases, and placed the impacted segments of these water lines back into service. In May 2015, we experienced a release of approximately 5,200 barrels of produced water on our Arrow water gathering system, immediately notified numerous regulatory authorities and other third parties, and thereafter contained and cleaned up the releases.

In October 2014, we received data requests from the EPA related to the 2014 water releases and we responded to the requests during the first half of 2015.  In April 2015, the EPA issued a Notice of Potential Violation (NOPV) under the Clean Water Act relating to the 2014 water releases. We responded to the NOPV in May 2015 and in April 2017, we entered into an Administrative Order on Consent (the Order) with the EPA. The Order requires us to continue to remediate and monitor the impacted area for no less than four years unless all goals of the Order are satisfied earlier. On December 13, 2017, the EPA and Crestwood signed a Combined Complaint and Consent Agreement (CCCA) whereby we agreed to pay a civil penalty of $49,000 to the EPA and purchase emergency response equipment at an estimated cost of approximately $173,000 for the Three Affiliated Tribes as a Supplemental Environmental Project (SEP). The CCCA and SEP concludes the EPA’s penalty phase related to this matter.

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

In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015, upon our posting of a performance bond for the amount contemplated by the notice, and pending the outcome of settlement discussions with the EPA related to the NOPV. Our discussions regarding the notice of violation continue with the Three Affiliated Tribes.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of December 31, 2017.

At December 31, 2017 and 2016, our accrual of approximately $1.9 million and $2.1 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $1.9 million to $3.1 million at December 31, 2017.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. At December 31, 2017 and 2016, CEQP’s self-insurance reserves were $13.6 million and $15.6 million. We estimate that $9.1 million of this balance will be paid subsequent to December 31, 2018. As such, CEQP has classified $9.1 million in other long-term liabilities on its consolidated balance sheet at December 31, 2017. At December 31, 2017 and 2016, CMLP’s self-insurance reserves were $11.6 million and $12.2 million. CMLP estimates that $7.6 million of this balance will be paid subsequent to December 31, 2018. As such, CMLP has classified $7.6 million in other long-term liabilities on its consolidated balance sheet at December 31, 2017.

Commitments and Purchase Obligations

Operating Leases. We also maintain operating leases in the ordinary course of our business activities. These leases include those for office buildings, crude oil railroad cars and other operating facilities and equipment. The terms of the agreements vary from 2018 until 2032.

Future minimum lease payments under our noncancelable operating leases for the next five years ending December 31 and in total thereafter consist of the following (in millions):

Year Ending December 31,
2018	$35.2
2019	30.1
2020	23.2
2021	11.5
2022	7.7
Thereafter	18.8
Total minimum lease payments	$126.5

Our rent expense for operating leases for the years ended December 31, 2017, 2016 and 2015, totaled $34.2 million, $25.5 million and $37.4 million.

Purchase Commitments. We periodically enter into agreements with suppliers to purchase fixed quantities of NGLs, distillates, crude oil and natural gas at fixed prices. At December 31, 2017, the total of these firm purchase commitments was $479.3 million, substantially all of which will occur over the course of the next twelve months. We also enter into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

We have entered into certain purchase commitments primarily related to our G&P segment. At December 31, 2017, our total purchase commitments were approximately $63.9 million, which primarily relate to future growth projects and maintenance obligations in our G&P segment. The purchases associated with these commitments are expected to occur over the next twelve months.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 6, and for a further description of our guarantees associated with our assets or businesses we have sold, see Note 9.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2017, we have no amounts accrued for these guarantees.

Note 16 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements. Below is a discussion of certain of our related party agreements.

Shared Services. CMLP shares common management, general and administrative and overhead costs with CEQP. CEQP grants long-term incentive awards under the Crestwood LTIP as discussed in Note 13. CEQP allocates a portion of its unit-based compensation costs to CMLP.

Stagecoach Gas Management Agreement. In May 2016, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations), our wholly-owned subsidiary and Stagecoach Gas entered into a management agreement under which Crestwood Midstream Operations provides the management and operating services required by Stagecoach Gas’ facilities. The initial term of the agreement will expire in May 2021, and is automatically extended for three-year periods unless otherwise terminated pursuant to the terms of the agreement. Reimbursements charged to Stagecoach Gas under this agreement are reflected as operations and maintenance expenses charged by CEQP and CMLP in the table below.

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

Crestwood Permian Operating Agreement. In October 2016, Crestwood Midstream Operations entered into an operating agreement with Crestwood Permian, pursuant to which we provide operating services of Crestwood Permian’s facilities, as well as certain administrative and other general services identified in the agreement. Under this operating agreement, Crestwood Permian reimburses us for all costs incurred on its behalf. These reimbursements are reflected as operations and maintenance expense charged by CEQP and CMLP in the table below.

The following table shows revenues, costs of product/services sold, general and administrative expenses and reimbursement of expenses from our affiliates for the years December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Gathering and processing revenues at CEQP and CMLP	$1.8	$2.6	$3.9
Gathering and processing costs of product sold at CEQP and CMLP(1)	$15.3	$17.7	$28.9
Operations and maintenance expenses charged at CEQP and CMLP(2)	$22.3	$8.1	$3.3
General and administrative expenses charged by CEQP to CMLP, net(3)	$19.4	$13.0	$49.5
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(4)	$(1.7)	$(2.2)	$0.4

(1)    Represents natural gas purchases from Sabine Oil and Gas, an affiliate of Crestwood Holdings.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements. During the year ended December 31, 2017, we charged $8.4 million to Stagecoach Gas, $3.5 million to Tres Palacios, $10.0 million to Crestwood Permian and $0.4 million to Jackalope. During the year ended December 31, 2016, we charged $5.0 million to Stagecoach Gas, $2.7 million to Tres Palacios, and $0.4 million to Jackalope. During the year ended December 31, 2015, we charged $2.8 million to Tres Palacios and $0.5 million to Jackalope.

(3) Includes $22.4 million, $16.0 million and $10.0 million of net unit-based compensation charges allocated from CEQP to CMLP for the years ended December 31, 2017, 2016 and 2015. In addition, includes $3.0 million, $3.0 million and $0.8 million of CMLP’s general and administrative costs allocated to CEQP during the years ended December 31, 2017, 2016 and 2015.

(4)	Includes $3.1 million, $3.2 million and $0.1 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the years ended December 31, 2017, 2016 and 2015.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Accounts receivable at CEQP and CMLP	$7.1	$5.6
Accounts payable at CEQP	$7.4	$2.5
Accounts payable at CMLP	$5.0	$—

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

Below is a reconciliation of CEQP’s net loss to EBITDA (in millions):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(166.6)	$(192.1)	$(2,303.7)
Add:
Interest and debt expense, net	99.4	125.1	140.1
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	20.0
Provision (benefit) for income taxes	(0.8)	0.3	(1.4)
Depreciation, amortization and accretion	191.7	229.6	300.1
EBITDA	$161.4	$152.9	$(1,844.9)

Below is a reconciliation of CMLP’s net loss to EBITDA (in millions):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(175.5)	$(197.5)	$(1,410.6)
Add:
Interest and debt expense, net	99.4	125.1	130.5
(Gain) loss on modification/extinguishment of debt	37.7	(10.0)	18.9
Depreciation, amortization and accretion	202.7	240.5	278.5
EBITDA	$164.3	$158.1	$(982.7)

The following tables summarize CEQP’s and CMLP’s reportable segment data for the years ended December 31, 2017, 2016 and 2015 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in Note 2. Included in earnings (loss) from unconsolidated affiliates below was approximately $32.5 million, $29.6 million and $86.1 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the years ended December 31, 2017, 2016 and 2015, respectively.

Crestwood Equity

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	96.5	96.5
Loss on long-lived assets, net	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	0.5	1.3
EBITDA	$278.8	$11.3	$(29.7)	$(99.0)	$161.4
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,474.1	$1,040.6	$757.1	$13.1	$4,284.9
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	21.4	59.7	—	158.1
General and administrative expense	—	—	—	88.2	88.2
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
Other income, net	—	—	—	0.5	0.5
EBITDA	$243.1	$77.1	$(79.6)	$(87.7)	$152.9
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,359.7	$1,094.6	$972.2	$22.4	$4,448.9
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

	Year Ended December 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,381.0	$266.3	$985.5	$—	$2,632.8
Intersegment revenues	66.7	—	(66.7)	—	—
Costs of product/services sold	1,103.9	20.1	759.5	—	1,883.5
Operations and maintenance expense	89.0	31.7	69.5	—	190.2
General and administrative expense	—	—	—	116.3	116.3
Loss on long-lived assets	(787.3)	(1.6)	(32.3)	—	(821.2)
Goodwill impairment	(329.7)	(623.4)	(453.2)	—	(1,406.3)
Loss from unconsolidated affiliates, net	(43.4)	(17.4)	—	—	(60.8)
Other income, net	—	—	—	0.6	0.6
EBITDA	$(905.6)	$(427.9)	$(395.7)	$(115.7)	$(1,844.9)
Purchases of property, plant and equipment	$132.7	$26.4	$22.8	$0.8	$182.7

Crestwood Midstream

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	93.1	93.1
Loss on long-lived assets, net	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	—	0.8
EBITDA	$278.8	$11.3	$(29.7)	$(96.1)	$164.3
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,662.0	$1,040.6	$757.1	$6.6	$4,466.3
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	18.3	59.7	—	155.0
General and administrative expense	—	—	—	85.6	85.6
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
EBITDA	$243.1	$80.2	$(79.6)	$(85.6)	$158.1
Goodwill	$45.9	$—	$153.1	$—	$199.0
Total assets	$2,561.9	$1,094.6	$972.2	$11.9	$4,640.6
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

	Year Ended December 31, 2015
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,381.0	$266.3	$985.5	$—	$2,632.8
Intersegment revenues	66.7	—	(66.7)	—	—
Costs of product/services sold	1,103.9	20.1	759.5	—	1,883.5
Operations and maintenance expense	89.0	30.2	69.5	—	188.7
General and administrative expense	—	—	—	105.6	105.6
Loss on long-lived assets, net	(194.1)	(1.4)	(32.3)	—	(227.8)
Goodwill impairment	(72.5)	(623.4)	(453.2)	—	(1,149.1)
Loss from unconsolidated affiliates, net	(43.4)	(17.4)	—	—	(60.8)
EBITDA	$(55.2)	$(426.2)	$(395.7)	$(105.6)	$(982.7)
Purchases of property, plant and equipment	$132.7	$26.4	$22.8	$0.8	$182.7

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2017, 2016 or 2015 at CEQP or CMLP.

Note 18 – Crestwood Midstream Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure, Crestwood Niobrara, Crestwood Northeast, PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of its senior notes, is Crestwood Midstream’s 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of and for the years ended December 31, 2017, 2016 and 2015. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.0	$—	$—	$—	$1.0
Accounts receivable	—	439.7	2.9	—	442.6
Inventory	—	68.4	—	—	68.4
Other current assets	—	18.1	—	—	18.1
Total current assets	1.0	526.2	2.9	—	530.1

Property, plant and equipment, net	—	2,007.5	—	—	2,007.5
Goodwill and intangible assets, net	—	743.3	—	—	743.3
Investments in consolidated affiliates	3,705.4	—	—	(3,705.4)	—
Investments in unconsolidated affiliates	—	—	1,183.0	—	1,183.0
Other assets	—	2.4	—	—	2.4
Total assets	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$346.8	$—	$—	$346.8
Other current liabilities	20.5	134.0	—	—	154.5
Total current liabilities	20.5	480.8	—	—	501.3

Long-term liabilities:
Long-term debt, less current portion	1,490.5	0.8	—	—	1,491.3
Other long-term liabilities	—	45.6	57.0	—	102.6
Deferred income taxes	—	0.7	—	—	0.7

Partners’ capital	2,195.4	2,751.5	953.9	(3,705.4)	2,195.4
Interest of non-controlling partners in subsidiary	—	—	175.0	—	175.0
Total partners’ capital	2,195.4	2,751.5	1,128.9	(3,705.4)	2,370.4
Total liabilities and partners’ capital	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.3	$—	$—	$—	$1.3
Accounts receivable	—	289.3	0.5	—	289.8
Inventory	—	66.0	—	—	66.0
Other current assets	—	16.0	—	—	16.0
Total current assets	1.3	371.3	0.5	—	373.1

Property, plant and equipment, net	—	2,298.4	—	—	2,298.4
Goodwill and intangible assets, net	—	851.9	—	—	851.9
Investments in consolidated affiliates	4,093.7	—	—	(4,093.7)	—
Investments in unconsolidated affiliates	—	—	1,115.4	—	1,115.4
Other assets	—	1.8	—	—	1.8
Total assets	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$214.5	$—	$—	$214.5
Other current liabilities	23.1	94.4	—	—	117.5
Total current liabilities	23.1	308.9	—	—	332.0

Long-term liabilities:
Long-term debt, less current portion	1,521.2	1.5	—	—	1,522.7
Other long-term liabilities	—	42.0	—	—	42.0
Deferred income taxes	—	0.7	—	—	0.7

Partners’ capital	2,550.7	3,170.3	923.4	(4,093.7)	2,550.7
Interest of non-controlling partners in subsidiary	—	—	192.5	—	192.5
Total partners’ capital	2,550.7	3,170.3	1,115.9	(4,093.7)	2,743.2
Total liabilities and partners’ capital	$4,095.0	$3,523.4	$1,115.9	$(4,093.7)	$4,640.6

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,880.9	$—	$—	$3,880.9
Costs of product/services sold	—	3,374.7	—	—	3,374.7
Expenses:
Operations and maintenance	—	136.0	—	—	136.0
General and administrative	67.6	25.5	—	—	93.1
Depreciation, amortization and accretion	—	202.7	—	—	202.7
	67.6	364.2	—	—	431.8
Other operating expenses:
Gain on long-lived assets, net	—	(65.6)	—	—	(65.6)
Goodwill impairment	—	(38.8)	—	—	(38.8)
Loss on contingent consideration	—	—	(57.0)	—	(57.0)
Operating income (loss)	(67.6)	37.6	(57.0)	—	(87.0)
Earnings from unconsolidated affiliates, net	—	—	47.8	—	47.8
Interest and debt expense, net	(99.4)	—	—	—	(99.4)
Loss on modification/extinguishment of debt	(37.7)	—	—	—	(37.7)
Other income, net	—	0.8	—	—	0.8
Equity in net income (loss) of subsidiaries	3.9	—	—	(3.9)	—
Net income (loss)	(200.8)	38.4	(9.2)	(3.9)	(175.5)
Net income attributable to non-controlling partners	—	—	25.3	—	25.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$(200.8)	$38.4	$(34.5)	$(3.9)	$(200.8)

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,520.5	$—	$—	$2,520.5
Costs of product/services sold	—	1,925.1	—	—	1,925.1
Expenses:
Operations and maintenance	—	155.0	—	—	155.0
General and administrative	66.4	19.2	—	—	85.6
Depreciation, amortization and accretion	—	240.5	—	—	240.5
	66.4	414.7	—	—	481.1
Other operating expenses:
Loss on long-lived assets, net	—	(65.6)	—	—	(65.6)
Goodwill impairment	—	(162.6)	—	—	(162.6)
Operating loss	(66.4)	(47.5)	—	—	(113.9)
Earnings from unconsolidated affiliates, net	—	—	31.5	—	31.5
Interest and debt expense, net	(125.1)	—	—	—	(125.1)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	(40.2)	—	—	40.2	—
Net income (loss)	(221.7)	(47.5)	31.5	40.2	(197.5)
Net income attributable to non-controlling partners	—	—	24.2	—	24.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$(221.7)	$(47.5)	$7.3	$40.2	$(221.7)

Crestwood Midstream Partners
Condensed Consolidating Statements of Operations
Year Ended December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,632.8	$—	$—	$2,632.8
Costs of product/services sold	—	1,883.5	—	—	1,883.5
Expenses:
Operations and maintenance	—	188.7	—	—	188.7
General and administrative	65.3	40.3	—	—	105.6
Depreciation, amortization and accretion	—	278.5	—	—	278.5
	65.3	507.5	—	—	572.8
Other operating expenses:
Loss on long-lived assets, net	—	(227.8)	—	—	(227.8)
Goodwill impairment	—	(1,149.1)	—	—	(1,149.1)
Operating loss	(65.3)	(1,135.1)	—	—	(1,200.4)
Loss from unconsolidated affiliates, net	—	—	(60.8)	—	(60.8)
Interest and debt expense, net	(130.5)	—	—	—	(130.5)
Loss on modification/extinguishment of debt	(18.9)	—	—	—	(18.9)
Equity in net income (loss) of subsidiaries	(1,219.0)	—	—	1,219.0	—
Net income (loss)	(1,433.7)	(1,135.1)	(60.8)	1,219.0	(1,410.6)
Net income attributable to non-controlling partners	—	—	23.1	—	23.1
Net income (loss) attributable to Crestwood Midstream Partners LP	(1,433.7)	(1,135.1)	(83.9)	1,219.0	(1,433.7)
Net income attributable to Class A preferred units	23.1	—	—	—	23.1
Net income (loss) attributable to partners	$(1,456.8)	$(1,135.1)	$(83.9)	$1,219.0	$(1,456.8)

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(162.3)	$379.2	$45.3	$—	$262.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(6.7)	(181.7)	—	—	(188.4)
Investment in unconsolidated affiliates	—	—	(58.0)	—	(58.0)
Capital distributions from unconsolidated affiliates	—	—	59.9	—	59.9
Net proceeds from sale of assets	—	225.2	—	—	225.2
Capital distributions from consolidated affiliates	4.3	—	—	(4.3)	—
Net cash provided by (used in) investing activities	(2.4)	43.5	1.9	(4.3)	38.7

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,838.6	—	—	—	2,838.6
Payments on long-term debt	(2,912.6)	(1.3)	—	—	(2,913.9)
Payments on capital leases	—	(2.7)	—	—	(2.7)
Payments for debt-related deferred costs	(1.0)	—	—	—	(1.0)
Redemption of non-controlling interest	—	—	(202.7)	—	(202.7)
Net proceeds from issuance of non-controlling interest	—	—	175.0	—	175.0
Distributions to partners	(174.0)	—	(15.2)	—	(189.2)
Distributions to parent	—	—	(4.3)	4.3	—
Taxes paid for unit-based compensation vesting	—	(5.5)	—	—	(5.5)
Change in intercompany balances	413.4	(413.4)	—	—	—
Other	—	0.2	—	—	0.2
Net cash provided by (used in) financing activities	164.4	(422.7)	(47.2)	4.3	(301.2)

Net change in cash	(0.3)	—	—	—	(0.3)
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$1.0	$—	$—	$—	$1.0

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(188.0)	$502.8	$39.0	$—	$353.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.2)	—	—	(7.2)
Purchases of property, plant and equipment	(1.7)	(99.0)	—	—	(100.7)
Investment in unconsolidated affiliates	—	—	(12.4)	—	(12.4)
Capital distributions from unconsolidated affiliates	—	—	14.8	—	14.8
Net proceeds from sale of assets	—	972.7	—	—	972.7
Capital distributions from consolidated affiliates	26.2	—	—	(26.2)	—
Net cash provided by (used in) investing activities	24.5	866.5	2.4	(26.2)	867.2

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,565.3	—	—	—	1,565.3
Payments on long-term debt	(2,535.3)	(0.8)	—	—	(2,536.1)
Payments on capital leases	—	(1.9)	—	—	(1.9)
Payments for debt-related deferred costs	(3.5)	—	—	—	(3.5)
Distributions to partners	(227.6)	—	(15.2)	—	(242.8)
Distributions to parent	—	—	(26.2)	26.2	—
Taxes paid for unit-based compensation vesting	—	(0.8)	—	—	(0.8)
Change in intercompany balances	1,365.8	(1,365.8)	—	—	—
Net cash provided by (used in) financing activities	164.7	(1,369.3)	(41.4)	26.2	(1,219.8)

Net change in cash	1.2	—	—	—	1.2
Cash at beginning of period	0.1	—	—	—	0.1
Cash at end of period	$1.3	$—	$—	$—	$1.3

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(190.8)	$650.0	$12.6	$—	$471.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.8)	(181.9)	—	—	(182.7)
Investment in unconsolidated affiliates	—	—	(41.8)	—	(41.8)
Capital distributions from unconsolidated affiliates	—	—	9.3	—	9.3
Net proceeds from sale of assets	—	2.7	—	—	2.7
Capital contributions to consolidated affiliates	(31.2)	—	—	31.2	—
Net cash provided by (used in) investing activities	(32.0)	(179.2)	(32.5)	31.2	(212.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	3,490.1	—	—	—	3,490.1
Payments on long-term debt	(2,960.9)	—	—	—	(2,960.9)
Payments on capital leases	—	(2.2)	—	—	(2.2)
Payments for debt-related deferred costs	(17.3)	—	—	—	(17.3)
Financing fees paid for early debt redemption	(13.6)	—	—	—	(13.6)
Distributions to partners	(808.2)	—	(11.3)	—	(819.5)
Contributions from parent	—	—	31.2	(31.2)	—
Net proceeds from issuance of preferred units	58.8	—	—	—	58.8
Taxes paid for unit-based compensation vesting	—	(2.1)	—	—	(2.1)
Change in intercompany balances	474.1	(474.1)	—	—	—
Other	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	222.9	(478.4)	19.9	(31.2)	(266.8)

Net change in cash	0.1	(7.6)	—	—	(7.5)
Cash at beginning of period	—	7.6	—	—	7.6
Cash at end of period	$0.1	$—	$—	$—	$0.1

Supplemental Selected Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

Crestwood Equity	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Revenues	$828.1	$850.3	$955.6	$1,246.9
Operating income (loss) (1)	36.1	15.1	(15.3)	(115.3)
Earnings from unconsolidated affiliates, net	8.1	9.6	11.5	18.6
Loss on modification/extinguishment of debt	(37.3)	(0.4)	—	—
Net income (loss)	(19.4)	0.3	(27.9)	(119.6)
Net loss attributable to partners	(43.3)	(19.5)	(50.5)	(141.1)
Net loss per limited partner unit:
Basic	$(0.62)	$(0.28)	$(0.72)	$(2.01)
Diluted	$(0.62)	$(0.28)	$(0.72)	$(2.01)
2016
Revenues	$536.0	$601.9	$587.6	$795.0
Operating income (loss) (1)	(64.2)	(19.1)	17.1	(42.5)
Earnings from unconsolidated affiliates, net	6.5	6.2	13.4	5.4
Gain on modification/extinguishment of debt	—	10.0	—	—
Net income (loss)	(93.7)	(37.1)	3.0	(64.3)
Net loss attributable to partners	(101.2)	(51.2)	(10.0)	(82.6)
Net loss per limited partner unit:
Basic	$(1.47)	$(0.74)	$(0.14)	$(1.20)
Diluted	$(1.47)	$(0.74)	$(0.14)	$(1.20)

Crestwood Midstream	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Revenues	$828.1	$850.3	$955.6	$1,246.9
Operating income (loss) (1)	34.2	13.0	(17.0)	(117.2)
Loss on modification/extinguishment of debt	(37.3)	(0.4)	—	—
Earnings from unconsolidated affiliates, net	8.1	9.6	11.5	18.6
Net loss	(21.4)	(1.9)	(29.8)	(122.4)
Net loss attributable to partners	(27.5)	(8.2)	(36.2)	(128.9)
2016
Revenues	$536.0	$601.9	$587.6	$795.0
Operating income (loss) (1)	(65.9)	(17.3)	14.7	(45.4)
Earnings from unconsolidated affiliates, net	6.5	6.2	13.4	5.4
Gain on modification/extinguishment of debt	—	10.0	—	—
Net income (loss)	(95.3)	(35.6)	0.6	(67.2)
Net loss attributable to partners	(101.2)	(41.6)	(5.5)	(73.4)

(1)
Amount includes goodwill, property, plant and equipment and intangible asset impairments of $121.0 million during the three months ended December 31, 2017. Amount includes goodwill and intangible asset impairments of $109.7 million and $84.3 million during the three months ended March 31, 2016 and December 31, 2016, respectively. See Note 2 for a further discussion of our impairments recorded during 2016. During the three months ended December 31, 2017, we recorded a $57 million loss on contingent consideration related to our Stagecoach Gas equity investment. See Note 6 for a further discussion of the loss on contingent consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 23, 2018	By	/s/ ROBERT G. PHILLIPS
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

Date	Signature and Title
February 23, 2018	/s/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 23, 2018	/s/ ROBERT T. HALPIN Robert T. Halpin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 23, 2018	/s/ STEVEN M. DOUGHERTY Steven M. Dougherty, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 23, 2018	/s/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 23, 2018	/s/ MICHAEL G. FRANCE Michael G. France, Director

February 23, 2018	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

February 23, 2018	/s/ DAVID LUMPKINS David Lumpkins, Director

February 23, 2018	/s/ JOHN J. SHERMAN John J. Sherman, Director

February 23, 2018	/s/ JOHN W. SOMERHALDER II John W. Somerhalder II, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$0.3	$0.3
Total current assets	0.3	0.3

Property, plant and equipment, net	1.2	1.4
Intangible assets, net	1.4	4.5
Investments in subsidiaries	2,005.1	2,342.7
Other assets	3.5	4.3
Total assets	$2,011.5	$2,353.2

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2.7	$2.7
Accrued expenses	1.2	1.4
Total current liabilities	3.9	4.1

Other long-term liabilities	2.1	2.6

Total partners’ capital	2,005.5	2,346.5
Total liabilities and partners’ capital	$2,011.5	$2,353.2

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Operations
(in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues	$—	$—	$—
Expenses	6.7	6.0	14.5
Operating loss	(6.7)	(6.0)	(14.5)
Interest and debt expense, net	—	—	(9.6)
Equity in net loss of subsidiaries	(160.4)	(186.6)	(2,279.1)
Loss on modification/extinguishment of debt	—	—	(1.1)
Other income, net	0.5	0.5	0.6
Net loss	(166.6)	(192.1)	(2,303.7)
Net income (loss) attributable to non-controlling partners	25.3	24.2	(636.8)
Net income loss attributable to Crestwood Equity Partners LP	$(191.9)	$(216.3)	$(1,666.9)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(166.6)	$(192.1)	$(2,303.7)
Change in fair value of Suburban Propane Partners, LP units	(0.8)	0.8	(2.7)
Comprehensive loss	(167.4)	(191.3)	(2,306.4)
Comprehensive income (loss) attributable to non-controlling interest	25.3	24.2	(636.8)
Comprehensive loss attributable to Crestwood Equity Partners LP	$(192.7)	$(215.5)	$(1,669.6)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities	$(3.6)	$(3.5)	$(14.7)

Cash flows from investing activities	174.0	227.6	593.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	771.7
Principal payments on long-term debt	—	(0.2)	(1,152.1)
Distributions paid to partners	(182.6)	(219.8)	(171.5)
Proceeds from issuance of common units	15.2	—	—
Change in intercompany balances	(3.0)	(4.2)	(30.5)
Net cash used in financing activities	(170.4)	(224.2)	(582.4)

Net change in cash	—	(0.1)	(3.3)
Cash at beginning of period	0.3	0.4	3.7
Cash at end of period	$0.3	$0.3	$0.4

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

Note 2. Distributions

During the years ended December 31, 2017, 2016 and 2015, we received cash distributions from Crestwood Midstream Partners LP of approximately $174.0 million, $227.6 million and $31.4 million.

Schedule II

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2017	$1.9	$1.5	$—	$(1.0)	$2.4
2016	0.4	1.9	—	(0.4)	1.9
2015	0.1	—	0.4	(0.1)	0.4