Form 10-Q
period 2018-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2018-05-03
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2018)

Crestwood Equity Partners LP	71,229,147
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$7.3	$1.3
Accounts receivable, less allowance for doubtful accounts of $0.9 million and $2.4 million at March 31, 2018 and December 31, 2017	386.2	442.7
Inventory	32.3	68.4
Assets from price risk management activities	5.0	7.2
Prepaid expenses and other current assets	11.4	10.9
Total current assets	442.2	530.5
Property, plant and equipment	2,436.1	2,285.2
Less: accumulated depreciation and depletion	508.8	464.4
Property, plant and equipment, net	1,927.3	1,820.8
Intangible assets	788.8	788.8
Less: accumulated amortization	203.0	191.6
Intangible assets, net	585.8	597.2
Goodwill	147.6	147.6
Investments in unconsolidated affiliates	1,162.7	1,183.0
Other assets	5.6	5.8
Total assets	$4,271.2	$4,284.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$355.5	$349.4
Accrued expenses and other liabilities	103.3	105.9
Liabilities from price risk management activities	10.9	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	470.6	505.1
Long-term debt, less current portion	1,467.5	1,491.3
Other long-term liabilities	165.3	104.7
Deferred income taxes	3.0	3.3
Commitments and contingencies (Note 10)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (71,674,595 and 70,721,563 common and subordinated units issued and outstanding at March 31, 2018 and December 31, 2017)	1,373.9	1,393.5
Preferred units (71,257,445 units issued and outstanding at both March 31, 2018 and December 31, 2017)	611.9	612.0
Total Crestwood Equity Partners LP partners’ capital	1,985.8	2,005.5
Interest of non-controlling partners in subsidiaries	179.0	175.0
Total partners’ capital	2,164.8	2,180.5
Total liabilities and partners’ capital	$4,271.2	$4,284.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product revenues:
Gathering and processing	$272.2	$293.1
Marketing, supply and logistics	753.4	430.2
	1,025.6	723.3
Services revenues:
Gathering and processing	68.1	75.0
Storage and transportation	4.2	10.0
Marketing, supply and logistics	16.8	19.3
Related party (Note 11)	0.3	0.5
	89.4	104.8
Total revenues	1,115.0	828.1

Costs of product/services sold (exclusive of items shown separately below):
Product costs	938.9	666.7
Product costs - related party (Note 11)	13.1	4.1
Service costs	13.8	12.7
Total costs of products/services sold	965.8	683.5

Expenses:
Operations and maintenance	34.5	33.7
General and administrative	23.9	26.4
Depreciation, amortization and accretion	45.1	48.4
	103.5	108.5
Other operating expenses:
Gain on long-lived assets, net	0.3	—
Operating income	46.0	36.1

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Earnings from unconsolidated affiliates, net	12.4	8.1
Interest and debt expense, net	(24.4)	(26.5)
Loss on modification/extinguishment of debt	—	(37.3)
Other income, net	0.1	0.1
Income (loss) before income taxes	34.1	(19.5)
Benefit for income taxes	—	0.1
Net income (loss)	34.1	(19.4)
Net income attributable to non-controlling partners	4.0	6.1
Net income (loss) attributable to Crestwood Equity Partners LP	30.1	(25.5)
Net income attributable to preferred units	15.0	17.8
Net income (loss) attributable to partners	$15.1	$(43.3)

Subordinated unitholders' interest in net income	$0.1	$—
Common unitholders' interest in net income (loss)	$15.0	$(43.3)
Net income (loss) per limited partner unit:
Basic	$0.21	$(0.62)
Diluted	$0.21	$(0.62)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	71,165	69,697
Dilutive units	789	—
Diluted	71,954	69,697

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$34.1	$(19.4)
Change in fair value of Suburban Propane Partners, L.P. units	(0.3)	(0.4)
Comprehensive income (loss)	33.8	(19.8)
Comprehensive income attributable to non-controlling partners	4.0	6.1
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$29.8	$(25.9)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5
Cumulative effect of accounting change (Note 2)	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(15.0)	—	—	(42.7)	—	(57.7)
Unit-based compensation charges	—	—	1.2	—	7.2	—	7.2
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(6.3)	—	(6.3)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.3)	—	(0.3)
Other	—	(0.1)	—	—	(0.1)	—	(0.2)
Net income	—	15.0	—	—	15.1	4.0	34.1
Balance at March 31, 2018	71.3	$611.9	71.3	0.4	$1,373.9	$179.0	$2,164.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income (loss)	$34.1	$(19.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	45.1	48.4
Amortization of debt-related deferred costs	1.8	1.8
Unit-based compensation charges	7.2	7.3
Gain on long-lived assets, net	(0.3)	—
Loss on modification/extinguishment of debt	—	37.3
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.6)	(0.3)
Deferred income taxes	(0.2)	(0.6)
Other	0.1	(0.4)
Changes in operating assets and liabilities	61.5	(15.2)
Net cash provided by operating activities	148.7	58.9
Investing activities
Purchases of property, plant and equipment	(65.3)	(22.7)
Investment in unconsolidated affiliates	(0.1)	(0.1)
Capital distributions from unconsolidated affiliates	11.5	10.5
Net proceeds from sale of assets	1.2	—
Net cash used in investing activities	(52.7)	(12.3)
Financing activities
Proceeds from the issuance of long-term debt	399.8	1,154.5
Payments on long-term debt	(425.4)	(1,143.7)
Payments on capital leases	(0.3)	(0.4)
Payments for debt-related deferred costs	—	(8.5)
Distributions to partners	(42.7)	(41.8)
Distributions to non-controlling partners	—	(3.8)
Distribution to preferred unit holders	(15.0)	—
Taxes paid for unit-based compensation vesting	(6.3)	(3.4)
Other	(0.1)	(0.1)
Net cash used in financing activities	(90.0)	(47.2)
Net change in cash	6.0	(0.6)
Cash at beginning of period	1.3	1.6
Cash at end of period	$7.3	$1.0
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$12.7	$(2.0)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$7.0	$1.0
Accounts receivable, less allowance for doubtful accounts of $0.9 million and $2.4 million at March 31, 2018 and December 31, 2017	384.7	442.6
Inventory	32.3	68.4
Assets from price risk management activities	5.0	7.2
Prepaid expenses and other current assets	11.4	10.9
Total current assets	440.4	530.1
Property, plant and equipment	2,766.1	2,615.3
Less: accumulated depreciation and depletion	655.7	607.8
Property, plant and equipment, net	2,110.4	2,007.5
Intangible assets	773.3	773.3
Less: accumulated amortization	188.2	177.6
Intangible assets, net	585.1	595.7
Goodwill	147.6	147.6
Investments in unconsolidated affiliates	1,162.7	1,183.0
Other assets	2.4	2.4
Total assets	$4,448.6	$4,466.3
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$352.9	$346.8
Accrued expenses and other liabilities	102.0	104.7
Liabilities from price risk management activities	10.9	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	466.7	501.3
Long-term debt, less current portion	1,467.5	1,491.3
Other long-term liabilities	163.0	102.6
Deferred income taxes	0.5	0.7
Commitments and contingencies (Note 10)
Partners’ capital	2,171.9	2,195.4
Interest of non-controlling partners in subsidiary	179.0	175.0
Total partners’ capital	2,350.9	2,370.4
Total liabilities and partners’ capital	$4,448.6	$4,466.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product revenues:
Gathering and processing	$272.2	$293.1
Marketing, supply and logistics	753.4	430.2
	1,025.6	723.3
Service revenues:
Gathering and processing	68.1	75.0
Storage and transportation	4.2	10.0
Marketing, supply and logistics	16.8	19.3
Related party (Note 11)	0.3	0.5
	89.4	104.8
Total revenues	1,115.0	828.1

Costs of product/services sold (exclusive of items shown separately below):
Product costs	938.9	666.7
Product costs - related party (Note 11)	13.1	4.1
Service costs	13.8	12.7
Total costs of product/services sold	965.8	683.5

Expenses:
Operations and maintenance	34.5	33.7
General and administrative	22.8	25.5
Depreciation, amortization and accretion	47.8	51.2
	105.1	110.4
Other operating expenses:
Gain on long-lived assets, net	0.3	—
Operating income	44.4	34.2
Earnings from unconsolidated affiliates, net	12.4	8.1
Interest and debt expense, net	(24.4)	(26.5)
Loss on modification/extinguishment of debt	—	(37.3)
Income (loss) before income taxes	32.4	(21.5)
Benefit for income taxes	—	0.1
Net income (loss)	32.4	(21.4)
Net income attributable to non-controlling partners	4.0	6.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$28.4	$(27.5)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2017	$2,195.4	$175.0	$2,370.4
Cumulative effect of accounting change (Note 2)	7.5	—	7.5
Distributions to partners	(60.5)	—	(60.5)
Unit-based compensation charges	7.2	—	7.2
Taxes paid for unit-based compensation vesting	(6.3)	—	(6.3)
Other	0.2	—	0.2
Net income	28.4	4.0	32.4
Balance at March 31, 2018	$2,171.9	$179.0	$2,350.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income (loss)	$32.4	$(21.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	47.8	51.2
Amortization of debt-related deferred costs	1.8	1.8
Unit-based compensation charges	7.2	7.3
Gain on long-lived assets	(0.3)	—
Loss on modification/extinguishment of debt	—	37.3
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.6)	(0.3)
Deferred income taxes	(0.1)	—
Other	0.1	(0.4)
Changes in operating assets and liabilities	63.1	(15.5)
Net cash provided by operating activities	151.4	60.0
Investing activities
Purchases of property, plant and equipment	(65.3)	(22.7)
Investment in unconsolidated affiliates	(0.1)	(0.1)
Capital distributions from unconsolidated affiliates	11.5	10.5
Net proceeds from sale of assets	1.2	—
Net cash used in investing activities	(52.7)	(12.3)
Financing activities
Proceeds from the issuance of long-term debt	399.8	1,154.5
Payments on long-term debt	(425.4)	(1,143.7)
Payments on capital leases	(0.3)	(0.4)
Payments for debt-related deferred costs	—	(8.5)
Distributions to partners	(60.5)	(46.9)
Taxes paid for unit-based compensation vesting	(6.3)	(3.4)
Net cash used in financing activities	(92.7)	(48.4)
Net change in cash	6.0	(0.7)
Cash at beginning of period	1.0	1.3
Cash at end of period	$7.0	$0.6
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$12.7	$(2.0)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2018. The financial information as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited. The consolidated balance sheets as of December 31, 2017, were derived from the audited balance sheets filed in our 2017 Annual Report on Form 10-K.

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

Significant Accounting Policies

Effective January 1, 2018, we adopted the following accounting standards. There were no other material changes in our significant accounting policies from those described in our 2017 Annual Report on Form10-K.

Revenue Recognition

We provide gathering, processing, compression, storage, fractionation, and transportation (consisting of pipelines, truck and rail terminals, truck/trailer units and rail cars) services and we sell commodities (including crude oil, natural gas, NGLs and water) under various contracts. These contracts include:

•
Fixed-fee contracts. Under these contracts, we do not take title to the underlying crude oil, natural gas or NGLs but charge our customers a fixed-fee for the services we provide, which can be a firm reservation charge and/or a charge per volume gathered, processed, compressed, stored, loaded and/or transported (which, in certain contracts, can be subject to a minimum level of volumes);

•
Percentage-of-proceeds service contracts. Under these contracts, we effectively take title to crude oil, natural gas or NGLs after the commodity leaves our gathering and processing facilities. We often market and sell those commodities to third parties after they leave our facilities and we will remit a portion of the sales proceeds to our producers;

•
Percentage-of-proceeds product contracts. Under these contracts, we effectively take title to crude oil, natural gas or NGLs before the commodity enters our facilities. We market and sell those commodities to third parties and we will remit a portion of the sales proceeds to our producers; and

•	Purchase and sale contracts. Under these contracts, we purchase crude oil, natural gas or NGLs before the commodity enters our facilities, and we market and sell those commodities to third parties.

On January 1, 2018, we adopted the provisions of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted the standard using the modified retrospective method for all revenue contracts that involve revenue generating activities that occur after January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while amounts prior to January 1, 2018 continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605).

Prior to January 1, 2018, we recognized revenues for services and products when all of the following criteria were met under Topic 605: (i) services have been rendered or products delivered or sold; (ii) persuasive evidence of an exchange arrangement exists; (iii) the price for services is fixed or determinable; and (iv) collectability is reasonably assured. We recorded deferred revenue when we received amounts from our customers but had not yet met the criteria listed above. We recognized deferred revenue in our consolidated statement of operations when the criteria had been met and all services had been rendered. At December 31, 2017, we had deferred revenue of approximately $0.6 million, which is reflected in accrued expenses and other liabilities on our consolidated balance sheet.

After January 1, 2018, we recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Our fixed-fee contracts and our percentage-of-proceeds service contracts primarily have a single performance obligation to deliver a series of distinct goods or services that are substantially the same and have the same pattern of transfer to our customers. For performance obligations associated with these contracts, we recognize revenues over time utilizing the output method based on the actual volumes of products delivered/sold or services performed, because the single performance obligation is satisfied over time using the same performance measure of progress toward satisfaction of the performance obligation. The transaction price under certain of our fixed-price contracts and percentage-of-proceeds service contracts includes variable consideration that varies primarily based on actual volumes that are delivered under the contracts. Because the variable consideration specifically relates to our efforts to transfer the services and/or products under the contracts, we allocate the variable consideration entirely to the distinct service utilizing the allocation exception guidance under Topic 606, and accordingly recognize the variable consideration as revenues at the time the good or service is transferred to the customer.

Certain of our fixed-fee contracts contain minimum volume features under which the customers must utilize our services to gather, compress or load a specified quantity of crude oil or natural gas or pay a deficiency fee based on the difference between actual volumes and the contractual minimum volume. We recognize revenue from these contracts when (i) actual volumes are gathered, compressed or loaded; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

We recognize revenues at a point in time for performance obligations associated with our percentage-of proceeds product contracts and purchase and sale contracts, and these revenues are recognized because control of the underlying product is transferred to the customer when the distinct good is provided to the customer.

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration at March 31, 2018.

The following table summarizes the transaction price allocated to our remaining performance obligations as of March 31, 2018 (in millions).

	Remaining Performance Obligations(1)(2)
	2018	2019	2020	2021	2022	2023	Thereafter	Total
Fixed-fee and percentage-of-proceeds service contracts (3)	$55.0	$25.7	$20.7	$8.7	$7.3	7.3	$3.2	$127.9

(1)	We apply the practical expedient which allows us to exclude the disclosure of any unsatisfied performance obligations where the contract term is one year or less.

(2)
We apply the practical expedient to recognize revenues as amounts are invoiced for our percentage-of-proceeds product contracts and our purchase and sales contracts, which allows us to exclude the disclosure of any unsatisfied performance obligations related to these contracts.

(3)
Includes fixed consideration associated with these contracts. We apply the practical expedient which allows us to exclude the disclosure of the variable consideration allocated to a wholly-unsatisfied promise to transfer a distinct service that forms part of the identified single performance obligation under these fixed-fee and percentage-of-proceeds service contracts.

Contract Assets and Contract Liabilities. Amounts owed from our customers under our revenue contracts are typically billed as the service is being provided or on a weekly, bi-weekly or monthly basis, are due within 1-30 days of billing, and are classified as receivables on our consolidated balance sheets. Under certain of our contracts, we recognize revenues in excess of billings which we present as contract assets on our consolidated balance sheets. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2018.

Under certain contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized and present it as deferred revenue or contract liabilities on our consolidated balance sheets. Our deferred revenue primarily relates to:

•
Capital Reimbursements. Certain contracts in our G&P segment require that our customers reimburse us for capital expenditures related to the construction of long-lived assets utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract. We consider these upfront payments to be revenue because control of the long-lived assets does not transfer to our customers and the payments do not represent payments for the transfer of goods. On January 1, 2018, we recorded a $87.6 million increase to our property, plant and equipment, net, a $69.1 million increase to our deferred revenue liability and a $18.5 million increase to partners’ capital as a result of applying the cumulative impact of adopting the new standard on these types of contracts.

•
Contracts with Increasing (Decreasing) Rates per Unit. Certain contracts in our G&P, S&T and MS&L segments have fixed rates per volume that increase and/or decrease over the life of the contract once certain time periods or thresholds are met. We record revenues on these contracts ratably per unit over the life of the contract based on the remaining performance obligations to be performed, which can result in the deferral of revenue for the difference between the consideration received and the ratable revenue recognized. On January 1, 2018, we recorded a $1.5 million increase to our deferred revenue liability and a corresponding decrease to partners’ capital as a result of applying the cumulative impact of adopting the new standard on these types of contracts.

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our ASC 606 revenue contracts totaled $363.3 million for both CEQP and CMLP at March 31, 2018, and are included in accounts receivable on our consolidated balance sheet. Our contract assets are included in other assets on our consolidated balance sheet and are classified as non-current due to the anticipated timing of when consideration is expected to be received from customers compared to the timing of the satisfaction of the underlying performance obligations under the contract, which is expected to be more than twelve months. The majority of our deferred revenues are included in other long-term liabilities on our consolidated balance sheet and are classified as non-current, for which the majority of revenue is expected to recognized as the performance obligations under the related revenue contracts are satisfied over the next 14 years.

The following table summarizes the opening and closing balances of our contract assets and contract liabilities (in millions):

	Balance at January 1, 2018	Balance at March 31, 2018
Contract Assets (Non-current)(1)	$1.1	$1.1
Contract Liabilities (Current)(2)	12.2	12.5
Contract Liabilities (Non-current)(3)	60.6	61.8

(1)	We did not record any impairment losses on our receivables or contract assets arising from contracts with customers during the three months ended March 31, 2018.

(2)
Our current contract liabilities primarily consist of current deferred revenues and are included in accrued expenses and other liabilities on our consolidated balance sheets. During the three months ended March 31, 2018, we recognized approximately $3.1 million of revenue that were previously included in deferred revenues (current) at January 1, 2018.

(3)	Our non-current contract liabilities primarily consist of non-current deferred revenues and are included in other long-term liabilities on our consolidated balance sheets.

Impact of financial statement line items. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contract for those modifications and instead we have reflected the aggregate effect of those modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied obligations. The impact of applying this transition practical expedient was not material to our financial statements. The adoption of Topic 606 had the following impact on CEQP's and CMLP's consolidated income statement and balance sheet (in millions):

Crestwood Equity

	As of and for the Quarter Ended March 31, 2018
	As Reported under ASC 606	Prior to Adoption of ASC 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$272.2	$429.6	$(157.4)
Service revenues:
Gathering and processing(1)(2)	68.1	79.5	(11.4)
Marketing, supply and logistics(3)	16.8	16.5	0.3
Costs of product/services sold:
Product costs(1)	938.9	1,110.5	(171.6)
Depreciation, amortization and accretion(2)	45.1	43.8	1.3
Earnings from unconsolidated affiliates, net(4)	12.4	14.4	(2.0)
Net income	34.1	34.3	(0.2)

Balance Sheet
Assets:
Property, plant and equipment(2)	$2,436.1	$2,332.0	$104.1
Accumulated depreciation and depletion(2)	508.8	495.4	13.4
Investments in unconsolidated affiliates(4)	1,162.7	1,174.2	(11.5)
Liabilities:
Accrued expenses and other liabilities(2)(3)	103.3	91.6	11.7
Other long-term liabilities(2)(3)	165.3	105.1	60.2
Partners’ capital:
Crestwood Equity Partners LP partners’ capital(2)(3)(4)	1,373.9	1,366.6	7.3

Crestwood Midstream

	As of and for the Quarter Ended March 31, 2018
	As Reported under ASC 606	Prior to Adoption of ASC 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$272.2	$429.6	$(157.4)
Service revenues:
Gathering and processing(1)(2)	68.1	79.5	(11.4)
Marketing, supply and logistics(3)	16.8	16.5	0.3
Costs of product/services sold:
Product costs(1)	938.9	1,110.5	(171.6)
Depreciation, amortization and accretion(2)	47.8	46.5	1.3
Earnings from unconsolidated affiliates, net(4)	12.4	14.4	(2.0)
Net income	32.4	32.6	(0.2)

Balance Sheet
Assets:
Property, plant and equipment(2)	$2,766.1	$2,662.0	$104.1
Accumulated depreciation and depletion(2)	655.7	642.3	13.4
Investments in unconsolidated affiliates(4)	1,162.7	1,174.2	(11.5)
Liabilities:
Accrued expenses and other liabilities(2)(3)	102.0	90.3	11.7
Other long-term liabilities(2)(3)	163.0	102.8	60.2
Partners’ capital(2)(3)(4)	2,171.9	2,164.6	7.3

(1)
On January 1, 2018, we began classifying product and service revenues as a reduction of costs of product sold on certain of our gathering and processing contracts where we do not obtain control of the customers' product prior to it entering our facilities.

(2)	On January 1, 2018, we began recording proceeds received from customers for reimbursable construction as deferred revenue instead of as reductions of property, plant and equipment.

(3)
For contracts that have fixed rates per volume that increase and/or decrease over the life of the contract once certain time periods or thresholds have been met, on January 1, 2018, we began recording revenues on those contracts ratably per unit over the life of the contract based on the remaining performance obligations to be performed.

(4)
On January 1, 2018, Jackalope Gas Gathering Services, L.L.C. (Jackalope) adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners' capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our equity earnings decreased by approximately $2 million to reflect our proportionate share of the ongoing impact of the new standard on Jackalope's revenues. The adoption of Topic 606 was not material to our other equity method investments.

Cash Flows

Effective January 1, 2018, we adopted the provisions of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2018, the following accounting standard had not yet been adopted by us:

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. Companies are required to adopt the provisions of the standard using the modified retrospective transition method. We expect to adopt the provisions of this standard effective January 1, 2019 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Accrued expenses	$36.8	$56.6	$35.5	$55.5
Accrued property taxes	4.4	4.8	4.4	4.8
Income tax payable	0.4	0.3	0.4	0.3
Interest payable	38.9	20.3	38.9	20.3
Accrued additions to property, plant and equipment	9.4	22.3	9.4	22.2
Capital leases	0.9	1.0	0.9	1.0
Deferred revenue	12.5	0.6	12.5	0.6
Total accrued expenses and other liabilities	$103.3	$105.9	$102.0	$104.7

Note 4 - Investments in Unconsolidated Affiliates

Variable Interest Entity

Crestwood Permian Basin Holdings LLC (Crestwood Permian) is a joint venture owned by Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve Management, L.P. (First Reserve). We manage and account for our 50% ownership interest in Crestwood Permian, which is a variable interest entity, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	March 31,	December 31,	Three Months Ended March 31,
	2018	2017	2018	2017
Stagecoach Gas Services LLC(1)	$844.2	$849.8	$5.7	$6.0
Jackalope Gas Gathering Services, L.L.C.(2)(6)	171.0	184.9	3.0	1.8
Crestwood Permian Basin Holdings LLC(3)	100.5	102.0	2.7	(0.2)
Tres Palacios Holdings LLC(4)	38.2	37.8	0.4	0.5
Powder River Basin Industrial Complex, LLC(5)	8.8	8.5	0.6	—
Total	$1,162.7	$1,183.0	$12.4	$8.1

(1)
As of March 31, 2018, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of March 31, 2018, our equity in the underlying net assets of Jackalope exceeded our investment balance by approximately $0.7 million. We amortize this amount over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)
In June 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve) and the accounting standards related to such transactions requires Crestwood Permian to record the assets and liabilities of Crestwood New Mexico at our historical book value. The difference between our equity in Crestwood Permian's net assets and our investment balance is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

(4)
As of March 31, 2018, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $26.2 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of March 31, 2018, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $6.2 million. We amortize this amount over the life of PRBIC's property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our PRBIC investment is included in our storage and transportation segment.

(6)
On January 1, 2018, Jackalope adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners' capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our equity earnings decreased by approximately $2 million to reflect our proportionate share of Jackalope's deferred revenues related to the new standard.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended March 31,
	2018			2017
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$41.3	$20.1	$21.2	$42.0	$19.4	$22.6
Other(1)	47.4	38.6	10.0	34.5	29.0	5.5
Total	$88.7	$58.7	$31.2	$76.5	$48.4	$28.1

(1)
Includes our Jackalope, Tres Holdings, PRBIC and Crestwood Permian equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the three months ended March 31, 2018 and 2017. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.3 million for both the three months ended March 31, 2018 and 2017. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.2 million for both the three months ended March 31, 2018 and 2017.

Distributions and Contributions

The following table summarizes our distributions and contributions from our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Stagecoach Gas	$11.3	$12.1	$—	$—
Jackalope	7.4	5.9	—	0.1
Crestwood Permian	4.3	—	0.1	—
PRBIC	0.3	0.3	—	—
Total	$23.3	$18.3	$0.1	$0.1

(1)	In April 2018, we received cash distributions from Stagecoach Gas, Crestwood Permian, Tres Holdings and PRBIC of approximately $11.2 million, $4.0 million, $1.4 million and $0.6 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and those third-party projects have experienced regulatory and other delays that have caused Stagecoach Gas to delay its growth capital projects. Although Stagecoach Gas anticipates that these growth capital projects will be constructed in the future, it does not expect that these projects will produce meaningful operating results prior to December 31, 2020. As a result, at March 31, 2018 and December 31, 2017, we have recorded a liability of $57 million for this obligation, which in reflected in other long-term liabilities on our consolidated balance sheets.

Guarantee. Crestwood Permian owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin) and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin owns the Nautilus gathering system. CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI LP, a subsidiary of Royal Dutch Shell plc, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $96.5 million has been spent through March 31, 2018) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at March 31, 2018 and December 31, 2017.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodity are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to cost of product sold in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $7.8 million and $5.4 million, and reflected in operating revenues was a $97.8 million and $45.1 million increase in product revenues. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	March 31, 2018		December 31, 2017
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	10.0	10.6	15.3	17.5
Natural gas (MMcf)	1,140	1,140	780	660

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 36 months or less; however, 89% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2018 and December 31, 2017 was $6.4 million and $28.9 million. At March 31, 2018 and December 31, 2017, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, at March 31, 2018 and December 31, 2017, we had a New York Mercantile Exchange (NYMEX) related net derivative asset position of $11.3 million and $27.2 million, for which we posted $3.4 million and $5.6 million of cash collateral in the normal course of business. At March 31, 2018 and December 31, 2017, we also received collateral of $1.5 million and $3.7 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2018 and December 31, 2017, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of March 31, 2018 and December 31, 2017, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$692.5	$710.0	$692.1	$728.8
2025 Senior Notes	$492.6	$497.5	$492.3	$517.9

Financial Assets and Liabilities

As of March 31, 2018 and December 31, 2017, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$0.9	$42.8	$—	$43.7	$(30.6)	$(8.1)	$5.0
Suburban Propane Partners, L.P. units(2)	3.2	—	—	3.2	—	—	3.2
Total assets at fair value	$4.1	$42.8	$—	$46.9	$(30.6)	$(8.1)	$8.2

Liabilities
Liabilities from price risk management	$1.3	$38.9	$—	$40.2	$(30.6)	$1.3	$10.9
Total liabilities at fair value	$1.3	$38.9	$—	$40.2	$(30.6)	$1.3	$10.9

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$1.1	$102.2	$—	$103.3	$(74.6)	$(21.5)	$7.2
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$4.6	$102.2	$—	$106.8	$(74.6)	$(21.5)	$10.7

Liabilities
Liabilities from price risk management	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9
Total liabilities at fair value	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP's consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Credit Facility	$293.0	$318.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
Other	2.0	2.4
Less: deferred financing costs, net	26.6	28.4
Total debt	1,468.4	1,492.2
Less: current portion	0.9	0.9
Total long-term debt, less current portion	$1,467.5	$1,491.3

Credit Facility

At March 31, 2018, Crestwood Midstream had $614.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2018 and December 31, 2017, Crestwood Midstream's outstanding standby letters of credit were $75.5 million and $52.2 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 4.19% and 6.25% at March 31, 2018 and 3.94% and 6.00% at December 31, 2017. The weighted-average interest rate as of March 31, 2018 and December 31, 2017 was 4.28% and 4.11%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2018, the net debt to consolidated EBITDA was approximately 3.90 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.37 to 1.0, and the senior secured leverage ratio was 0.77 to 1.0.

The CMLP credit facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement.

Senior Notes

In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes) in a private offering. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts outstanding under certain of Crestwood Midstream's senior notes. During the three months ended March 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.3 million in conjunction with the tender of principal amounts of certain of Crestwood Midstream's senior notes. At March 31, 2018, Crestwood Midstream was in compliance with all of its debt covenants applicable to its credit facility and senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three months ended March 31, 2018, we excluded a weighted-average of 7,125,744 common units (representing preferred units), and a weighted-average of 7,055,735 common units (representing Crestwood Niobrara's preferred units). During the three months ended March 31, 2017, we excluded a weighted-average of 6,807,223 common units (representing preferred units), a weighted-average of 7,117,610 common units (representing Crestwood Niobrara's preferred units), a weighted average of 190,852 common units (representing performance units) and a weighted-average of 438,789 common units (representing subordinated units). See Note 9 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara's preferred units to common units.

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

Common Units

On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We are required to pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM equity distribution program. There were no units issued under our ATM equity distribution program during the three months ended March 31, 2018.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP's limited partner quarterly cash distributions for the three months ended March 31, 2018 and 2017 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
2017
February 7, 2017	February 14, 2017	$0.60	$41.8

On April 19, 2018, we declared a distribution of $0.60 per limited partner unit to be paid on May 15, 2018, to unitholders of record on May 8, 2018 with respect to the first quarter of 2018.

Preferred Unit Holders. Beginning with the distribution for the quarter ended December 31, 2017, we are required to make quarterly cash distributions to our preferred unitholders. During the three months ended March 31, 2018, we made a cash distribution to our preferred unitholders of approximately $15.0 million. During the three months ended March 31, 2017, we issued 1,538,811 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $14.0 million. On April 19, 2018, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended March 31, 2018.

Crestwood Midstream

During the three months ended March 31, 2018 and 2017, Crestwood Midstream paid cash distributions of $60.5 million and $43.1 million to Crestwood Equity.

Non-Controlling Partners

Crestwood Niobrara issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE and issued new preferred interests (Series A-2 Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings). During the three months ended March 31, 2018 and 2017, net income attributable to non-controlling partners was approximately $4.0 million and $6.1 million. During the three months ended March 31, 2017, Crestwood Niobrara paid cash distributions of $3.8 million to GE. In April 2018, Crestwood Niobrara paid a cash distribution of $3.3 million to Jackalope Holdings for the quarter ended March 31, 2018.

Note 10 – Commitments and Contingencies

Legal Proceedings

California Trucking Lawsuit. On March 13, 2017, a former Crestwood truck driver filed a lawsuit in the Superior Court for Kern County, California on behalf of all Crestwood Transportation LLC’s California drivers alleging that Crestwood Equity and its officers, directors and employees violated the California wage and hour laws by failing to comply with certain requirements of the laws. The plaintiffs currently include a total of 13 former and current Company drivers, however they are seeking to certify this lawsuit as a class action, which could potentially include approximately 160 drivers. On February 26, 2018, the parties entered into a memorandum of agreement (MOA) with respect to the lawsuit. The finalization of the MOA is subject to a number of conditions, including the drafting and signing of the Stipulation of Settlement of Class Action and Release of Claims, which was executed on April 16, 2018.  Although our insurance policies would not cover this action, we believe we have meritorious defenses to this lawsuit and will vigorously defend ourselves. We are unable to predict the outcome or to estimate a reasonably possible loss or range of loss for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2018 and December 31, 2017, both CEQP and CMLP had approximately $2.3 million and $2.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of March 31, 2018.

At March 31, 2018 and December 31, 2017, our accrual of approximately $1.7 million and $1.9 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.7 million to $4.3 million at March 31, 2018.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers' compensation claims and general, product, vehicle and environmental liability. At March 31, 2018 and December 31, 2017, CEQP's self-insurance reserves were $14.3 million and $13.6 million. We estimate that $9.1 million of this balance will be paid subsequent to March 31, 2019. As such, CEQP has classified $9.1 million in other long-term liabilities on its consolidated balance sheet at March 31, 2018. At March 31, 2018 and December 31, 2017, CMLP's self insurance reserves were $12.3 million and $11.6 million. CMLP estimates that $7.6 million of this balance will be paid subsequent to March 31, 2019. As such, CMLP has classified $7.6 million in other long-term liabilities on its consolidated balance sheet at March 31, 2018.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 4, and for a further description of our guarantees associated with our assets or businesses we have sold, see our 2017 Annual Report on Form 10-K.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2018 and December 31, 2017, we have no amounts accrued for these guarantees.

Note 11 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP's and CMLP's general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP's and CMLP's related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions):

	Three Months Ended
	March 31,
	2018	2017
Revenues at CEQP and CMLP	$0.3	$0.5
Costs of product/services sold at CEQP and CMLP(1)	$13.1	$4.1
Operations and maintenance expenses at CEQP and CMLP(2)	$6.7	$4.7
General and administrative expenses charged by CEQP to CMLP, net(3)	$5.6	$5.5
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(0.4)	$(0.8)

(1)
Includes $13.1 million primarily related to purchases of NGLs from Crestwood Permian for the three months ended March 31, 2018. Includes $4.1 million representing natural gas purchases from Sabine for the three months ended March 31, 2017.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements. During the three months ended March 31, 2018, we charged $2.1 million to Stagecoach Gas, $1.1 million to Tres Palacios, $3.4 million to Crestwood Permian and $0.1 million to Jackalope. During the three months ended March 31, 2017, we charged $2.6 million to Stagecoach Gas, $0.9 million to Tres Palacios, and $1.2 million to Crestwood Permian.

(3)
Includes $6.4 million and $6.3 million of net unit-based compensation charges allocated from CEQP to CMLP for the three months ended March 31, 2018 and 2017. In addition, includes $0.8 million of CMLP's general and administrative costs allocated to CEQP during both the three months ended March 31, 2018 and 2017.

(4)	Includes $0.8 million and $1.0 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2018 and 2017.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	March 31, 2018	December 31, 2017
Accounts receivable at CEQP and CMLP	$6.0	$7.1
Accounts payable at CEQP	$13.7	$7.4
Accounts payable at CMLP	$11.2	$5.0

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

Below is a reconciliation of CEQP's net income (loss) to EBITDA (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$34.1	$(19.4)
Add:
Interest and debt expense, net	24.4	26.5
Loss on modification/extinguishment of debt	—	37.3
Benefit for income taxes	—	(0.1)
Depreciation, amortization and accretion	45.1	48.4
EBITDA	$103.6	$92.7

Below is a reconciliation of CMLP's net income (loss) to EBITDA (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$32.4	$(21.4)
Add:
Interest and debt expense, net	24.4	26.5
Loss on modification/extinguishment of debt	—	37.3
Benefit for income taxes	—	(0.1)
Depreciation, amortization and accretion	47.8	51.2
EBITDA	$104.6	$93.5

The following tables summarize CEQP's and CMLP's reportable segment data for the three months ended March 31, 2018 and 2017 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in Note 2. Included in earnings from unconsolidated affiliates, net below was approximately $9.7 million and $7.5 million of depreciation and amortization expense, gains (losses) on long-lived assets, net, and interest expense related to our equity investments for the three months ended March 31, 2018 and 2017.

Crestwood Equity

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$340.3	$4.2	$770.5	$—	$1,115.0
Intersegment revenues	41.3	2.0	(43.3)	—	—
Costs of product/services sold	287.7	0.1	678.0	—	965.8
Operations and maintenance expense	17.7	0.8	16.0	—	34.5
General and administrative expense	—	—	—	23.9	23.9
Gain on long-lived assets, net	0.1	—	0.2	—	0.3
Earnings from unconsolidated affiliates, net	5.7	6.7	—	—	12.4
Other income, net	—	—	—	0.1	0.1
EBITDA	$82.0	$12.0	$33.4	$(23.8)	$103.6
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,564.4	$1,032.0	$651.7	$23.1	$4,271.2

	Three Months Ended March 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$368.6	$10.0	$449.5	$—	$828.1
Intersegment revenues	30.3	1.8	(32.1)	—	—
Costs of product/services sold	316.6	—	366.9	—	683.5
Operations and maintenance expense	17.4	1.1	15.2	—	33.7
General and administrative expense	—	—	—	26.4	26.4
Earnings from unconsolidated affiliates, net	1.6	6.5	—	—	8.1
Other income, net	—	—	—	0.1	0.1
EBITDA	$66.5	$17.2	$35.3	$(26.3)	$92.7

Crestwood Midstream

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$340.3	$4.2	$770.5	$—	$1,115.0
Intersegment revenues	41.3	2.0	(43.3)	—	—
Costs of product/services sold	287.7	0.1	678.0	—	965.8
Operations and maintenance expense	17.7	0.8	16.0	—	34.5
General and administrative expense	—	—	—	22.8	22.8
Gain on long-lived assets, net	0.1	—	0.2	—	0.3
Earnings from unconsolidated affiliates, net	5.7	6.7	—	—	12.4
EBITDA	$82.0	$12.0	$33.4	$(22.8)	$104.6
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,748.7	$1,032.0	$651.7	$16.2	$4,448.6

	Three Months Ended March 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$368.6	$10.0	$449.5	$—	$828.1
Intersegment revenues	30.3	1.8	(32.1)	—	—
Costs of product/services sold	316.6	—	366.9	—	683.5
Operations and maintenance expense	17.4	1.1	15.2	—	33.7
General and administrative expense	—	—	—	25.5	25.5
Earnings from unconsolidated affiliates, net	1.6	6.5	—	—	8.1
EBITDA	$66.5	$17.2	$35.3	$(25.5)	$93.5

In conjunction with the adoption of the provisions of Topic 606, we began reporting our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2018, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the table below for disaggregation of our revenues (in millions).

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$35.4	$—	$—	$—	$35.4
Crude oil	9.2	—	—	—	9.2
Water	12.1	—	—	—	12.1
Processing
Natural gas	2.7	—	—	—	2.7
NGLs	—	—	1.7	—	1.7
Compression
Natural gas	7.6	—	—	—	7.6
Storage
Crude oil	0.5	0.6	—	(0.2)	0.9
NGLs	—	—	3.2	—	3.2
Pipeline
Crude oil	—	1.2	—	(0.5)	0.7
Transportation
Crude oil	0.6	—	1.2	—	1.8
NGLs	—	—	9.7	—	9.7
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	4.0	—	(1.0)	3.0
NGLs	—	—	1.1	—	1.1
Product Sales
Natural gas	13.4	—	7.8	(3.9)	17.3
Crude oil	279.9	—	190.6	(32.3)	438.2
NGLs	20.2	—	457.2	(5.1)	472.3
Other	—	0.4	—	(0.3)	0.1
Total Topic 606 revenues	381.6	6.2	672.7	(43.3)	1,017.2
Non-Topic 606 revenues	—	—	97.8	—	97.8
Total revenues	$381.6	$6.2	$770.5	$(43.3)	$1,115.0

Note 13 – Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream's senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure, Crestwood Niobrara, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of its senior notes, is Crestwood Midstream's 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream's combined guarantor and combined non-guarantor subsidiaries as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
March 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$7.0	$—	$—	$—	$7.0
Accounts receivable	—	382.5	2.2	—	384.7
Inventory	—	32.3	—	—	32.3
Other current assets	—	16.4	—	—	16.4
Total current assets	7.0	431.2	2.2	—	440.4

Property, plant and equipment, net	—	2,110.4	—	—	2,110.4
Goodwill and intangible assets, net	—	732.7	—	—	732.7
Investment in consolidated affiliates	3,671.1	—	—	(3,671.1)	—
Investment in unconsolidated affiliates	—	—	1,162.7	—	1,162.7
Other assets	—	2.4	—	—	2.4
Total assets	$3,678.1	$3,276.7	$1,164.9	$(3,671.1)	$4,448.6

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$352.9	$—	$—	$352.9
Other current liabilities	39.1	74.7	—	—	113.8
Total current liabilities	39.1	427.6	—	—	466.7

Long-term liabilities:
Long-term debt, less current portion	1,467.1	0.4	—	—	1,467.5
Other long-term liabilities	—	106.0	57.0	—	163.0
Deferred income taxes	—	0.5	—	—	0.5

Partners' capital	2,171.9	2,742.2	928.9	(3,671.1)	2,171.9
Interest of non-controlling partners in subsidiary	—	—	179.0	—	179.0
Total partners' capital	2,171.9	2,742.2	1,107.9	(3,671.1)	2,350.9
Total liabilities and partners' capital	$3,678.1	$3,276.7	$1,164.9	$(3,671.1)	$4,448.6

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.0	$—	$—	$—	$1.0
Accounts receivable	—	439.7	2.9	—	442.6
Inventory	—	68.4	—	—	68.4
Other current assets	—	18.1	—	—	18.1
Total current assets	1.0	526.2	2.9	—	530.1

Property, plant and equipment, net	—	2,007.5	—	—	2,007.5
Goodwill and intangible assets, net	—	743.3	—	—	743.3
Investment in consolidated affiliates	3,705.4	—	—	(3,705.4)	—
Investment in unconsolidated affiliates	—	—	1,183.0	—	1,183.0
Other assets	—	2.4	—	—	2.4
Total assets	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Liabilities and partners' capital
Current liabilities:
Accounts payable	$—	$346.8	$—	$—	$346.8
Other current liabilities	20.5	134.0	—	—	154.5
Total current liabilities	20.5	480.8	—	—	501.3

Long-term liabilities:
Long-term debt, less current portion	1,490.5	0.8	—	—	1,491.3
Other long-term liabilities	—	45.6	57.0	—	102.6
Deferred income taxes	—	0.7	—	—	0.7

Partners' capital	2,195.4	2,751.5	953.9	(3,705.4)	2,195.4
Interest of non-controlling partners in subsidiary	—	—	175.0	—	175.0
Total partners' capital	2,195.4	2,751.5	1,128.9	(3,705.4)	2,370.4
Total liabilities and partners' capital	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,115.0	$—	$—	$1,115.0
Costs of product/services sold	—	965.8	—	—	965.8
Expenses:
Operations and maintenance	—	34.5	—	—	34.5
General and administrative	15.6	7.2	—	—	22.8
Depreciation, amortization and accretion	—	47.8	—	—	47.8
	15.6	89.5	—	—	105.1
Other operating expense:
Gain on long-lived assets, net	—	0.3	—	—	0.3
Operating income (loss)	(15.6)	60.0	—	—	44.4
Earnings from unconsolidated affiliates, net	—	—	12.4	—	12.4
Interest and debt expense, net	(24.4)	—	—	—	(24.4)
Equity in net income (loss) of subsidiaries	68.4	—	—	(68.4)	—
Net income (loss)	28.4	60.0	12.4	(68.4)	32.4
Net income attributable to non-controlling partners in subsidiaries	—	—	4.0	—	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$28.4	$60.0	$8.4	$(68.4)	$28.4

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$828.1	$—	$—	$828.1
Costs of product/services sold	—	683.5	—	—	683.5
Expenses:
Operations and maintenance	—	33.7	—	—	33.7
General and administrative	18.3	7.2	—	—	25.5
Depreciation, amortization and accretion	—	51.2	—	—	51.2
	18.3	92.1	—	—	110.4
Operating income (loss)	(18.3)	52.5	—	—	34.2
Earnings from unconsolidated affiliates, net	—	—	8.1	—	8.1
Interest and debt expense, net	(26.5)	—	—	—	(26.5)
Loss on modification/extinguishment of debt	(37.3)	—	—	—	(37.3)
Equity in net income (loss) of subsidiaries	54.6	—	—	(54.6)	—
Income (loss) before income taxes	(27.5)	52.5	8.1	(54.6)	(21.5)
Benefit for income taxes	—	0.1	—	—	0.1
Net income (loss)	(27.5)	52.6	8.1	(54.6)	(21.4)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.1	—	6.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$(27.5)	$52.6	$2.0	$(54.6)	$(27.5)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(19.6)	$158.5	$12.5	$—	$151.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.2)	(64.1)	—	—	(65.3)
Investment in unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Capital distributions from unconsolidated affiliates	—	—	11.5	—	11.5
Net proceeds from sale of assets	—	1.2	—	—	1.2
Capital distributions from consolidated affiliates	23.9	—	—	(23.9)	—
Net cash provided by (used in) investing activities	22.7	(62.9)	11.4	(23.9)	(52.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	399.8	—	—	—	399.8
Payments on long-term debt	(425.0)	(0.4)	—	—	(425.4)
Payments on capital leases	—	(0.3)	—	—	(0.3)
Distributions to partners	(60.5)	—	—	—	(60.5)
Distributions to parent	—	—	(23.9)	23.9	—
Taxes paid for unit-based compensation vesting	—	(6.3)	—	—	(6.3)
Change in intercompany balances	88.6	(88.6)	—	—	—
Net cash provided by (used in) financing activities	2.9	(95.6)	(23.9)	23.9	(92.7)

Net change in cash	6.0	—	—	—	6.0
Cash at beginning of period	1.0	—	—	—	1.0
Cash at end of period	$7.0	$—	$—	$—	$7.0

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(39.7)	$94.4	$5.3	$—	$60.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.1)	(22.6)	—	—	(22.7)
Investment in unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Capital distributions from unconsolidated affiliates	—	—	10.5	—	10.5
Capital distributions from consolidated affiliates	11.9	—	—	(11.9)	—
Net cash provided by (used in) investing activities	11.8	(22.6)	10.4	(11.9)	(12.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,154.5	—	—	—	1,154.5
Payments on long-term debt	(1,143.3)	(0.4)	—	—	(1,143.7)
Payments on capital leases	—	(0.4)	—	—	(0.4)
Payments for debt-related deferred costs	(8.5)	—	—	—	(8.5)
Distributions to partners	(43.1)	—	(3.8)	—	(46.9)
Distributions to parent	—	—	(11.9)	11.9	—
Taxes paid for unit-based compensation vesting	—	(3.4)	—	—	(3.4)
Change in intercompany balances	67.6	(67.6)	—	—	—
Net cash provided by (used in) financing activities	27.2	(71.8)	(15.7)	11.9	(48.4)

Net change in cash	(0.7)	—	—	—	(0.7)
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$0.6	$—	$—	$—	$0.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to successfully implement our business plan for our assets and operations;

•	governmental legislation and regulations;

•	industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;

•	industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;

•	weather conditions;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	economic conditions;

•	costs or difficulties related to the integration of acquisitions and success of our joint ventures' operations;

•	environmental claims;

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item IA. Risk Factors of our 2017 Annual Report on Form 10-K.

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

Through the challenging market environment since 2014, we have taken a number of strategic steps in response to a challenging market environment to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce approximately $1 billion of long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv) forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale and Delaware Permian. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities in the Bakken Shale and Delaware Permian in the near term, while closely monitoring longer-term expansion opportunities in the Powder River Basin and northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on the improving market conditions around many of our core assets.

While market conditions remain challenging around some of our assets, the Company continues to be positioned to generate consistent results in a low commodity price environment without sacrificing revenue upside as market conditions improve. For example, many of our more mature G&P assets are supported by long-term, core acreage dedications in shale plays that are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of infrastructure to flow production to market, and the operational and financial condition of our diverse customer base. In addition, a substantial portion of our midstream investments are based on fixed-fee or minimum volume commitment agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput. Over time, we expect cash flows from our more mature, non-core, assets to stabilize and potentially increase with the improving commodity price environment, while the growth from our core assets in the Bakken Shale, Delaware Permian, Powder River Basin and northeast Marcellus drive significant growth to the Company.

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

Bakken. In the Bakken, we are expanding and upgrading our Arrow system water handling facilities and increasing natural gas capacity on the system, which should allow for substantial growth in volumetric throughput across all of our crude oil, produced water and natural gas gathering systems. We are constructing a 120 MMcf/d cryogenic plant that is designed to fulfill 100% of the processing requirements for producers on the Arrow system upon expiration of third-party processing contracts in the third quarter 2019. We expect to invest approximately $195 million on the expansion with a targeted in-service date in the second quarter 2019. Upon completion of the expansion, we expect to have 150 MMcf/d of gas processing capacity in the Bakken. We believe the expansion of our gas processing capacity on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers and reduce flaring of natural gas, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation.

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

Powder River Basin. In the Power River Basin, our Jackalope joint venture with Williams Partners LP (Williams) continues to benefit from increased drilling activity and better than anticipated well results. We and Williams are developing a compression project that will expand the Bucking Horse processing plant capacity from 120 MMcf/d to 145 MMcf/d and the expansion of natural gas gathering lines to provide incremental system capacity and lower wellhead pressures. Both projects are expected to cost approximately $20 million with an in-service date in the fourth quarter of 2018.

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
Effective December 2017, the Tax Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate.  On March 15, 2018, the Federal Energy Regulatory Commission (FERC) issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates.  Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates.  The NOPR proposes a new rule that would require all FERC-regulated pipelines to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action.  The FERC also issued a Notice of Inquiry (NOI) requesting comments about whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation.  Comments on the NOPR and NOI are due on April 25, 2018 and May 21, 2018, and any actions the FERC will take following receipt of responses to the NOPR and NOI along with the impact of any requests for rehearing or clarification of the Revised Policy Statement are unknown at this time, but could impact the rates midstream companies are permitted to charge its customers for transportation services in the future.

Although we do not have any consolidated operations that have FERC-regulated pipelines, two of our equity investments (Stagecoach Gas Services LLC and Tres Palacios Holdings LLC) have FERC-regulated operations. These equity investments receive revenues from contracts that primarily have market-based rates or negotiated rates that are not tied to cost-of-service rates, and we currently do not expect rates subject to negotiated rates or market‑based rates to be affected by any final regulations that may result from Revised Policy Statement, NOPR or NOI. As a result, we currently do not believe that the Revised Policy Statement, NOPR or NOI will have a material impact on our results of operations, but we continue to monitor developments at the FERC related to these matters to assess whether the final regulations could have an impact on the future results of our equity investments.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2017 Annual Report on Form 10-K.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment of our Marketing, Supply and Logistics operations and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2018 and 2017 (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues	$1,115.0	$828.1	$1,115.0	$828.1
Costs of product/services sold	965.8	683.5	965.8	683.5
Operations and maintenance expense	34.5	33.7	34.5	33.7
General and administrative expense	23.9	26.4	22.8	25.5
Depreciation, amortization and accretion	45.1	48.4	47.8	51.2
Gain on long-lived assets, net	0.3	—	0.3	—
Operating income	46.0	36.1	44.4	34.2
Earnings from unconsolidated affiliates, net	12.4	8.1	12.4	8.1
Interest and debt expense, net	(24.4)	(26.5)	(24.4)	(26.5)
Loss on modification/extinguishment of debt	—	(37.3)	—	(37.3)
Other income, net	0.1	0.1	—	—
Benefit for income taxes	—	0.1	—	0.1
Net income (loss)	34.1	(19.4)	32.4	(21.4)
Add:
Interest and debt expense, net	24.4	26.5	24.4	26.5
Loss on modification/extinguishment of debt	—	37.3	—	37.3
Benefit for income taxes	—	(0.1)	—	(0.1)
Depreciation, amortization and accretion	45.1	48.4	47.8	51.2
EBITDA	103.6	92.7	104.6	93.5
Unit-based compensation charges	7.2	7.3	7.2	7.3
Gain on long-lived assets, net	(0.3)	—	(0.3)	—
Earnings from unconsolidated affiliates, net	(12.4)	(8.1)	(12.4)	(8.1)
Adjusted EBITDA from unconsolidated affiliates, net	22.1	15.6	22.1	15.6
Change in fair value of commodity inventory-related derivative contracts	(20.2)	(18.6)	(20.2)	(18.6)
Significant transaction and environmental related costs and other items	1.7	2.0	1.7	2.0
Adjusted EBITDA	$101.7	$90.9	$102.7	$91.7

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$148.7	$58.9	$151.4	$60.0
Net changes in operating assets and liabilities	(61.5)	15.2	(63.1)	15.5
Amortization of debt-related deferred costs	(1.8)	(1.8)	(1.8)	(1.8)
Interest and debt expense, net	24.4	26.5	24.4	26.5
Unit-based compensation charges	(7.2)	(7.3)	(7.2)	(7.3)
Gain on long-lived assets, net	0.3	—	0.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.6	0.3	0.6	0.3
Deferred income taxes	0.2	0.6	0.1	—
Benefit for income taxes	—	(0.1)	—	(0.1)
Other non-cash (income) expense	(0.1)	0.4	(0.1)	0.4
EBITDA	103.6	92.7	104.6	93.5
Unit-based compensation charges	7.2	7.3	7.2	7.3
Gain on long-lived assets, net	(0.3)	—	(0.3)	—
Earnings from unconsolidated affiliates, net	(12.4)	(8.1)	(12.4)	(8.1)
Adjusted EBITDA from unconsolidated affiliates, net	22.1	15.6	22.1	15.6
Change in fair value of commodity inventory-related derivative contracts	(20.2)	(18.6)	(20.2)	(18.6)
Significant transaction and environmental related costs and other items	1.7	2.0	1.7	2.0
Adjusted EBITDA	$101.7	$90.9	$102.7	$91.7

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$340.3	$4.2	$770.5	$368.6	$10.0	$449.5
Intersegment revenues	41.3	2.0	(43.3)	30.3	1.8	(32.1)
Costs of product/services sold	287.7	0.1	678.0	316.6	—	366.9
Operations and maintenance expenses	17.7	0.8	16.0	17.4	1.1	15.2
Gain on long-lived assets, net	0.1	—	0.2	—	—	—
Earnings from unconsolidated affiliates, net	5.7	6.7	—	1.6	6.5	—
EBITDA	$82.0	$12.0	$33.4	$66.5	$17.2	$35.3

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2018 compared to the same period in 2017.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $15.5 million for the three months ended March 31, 2018 compared to the same period in 2017. Our gathering and processing segment's costs of product/services sold decreased by approximately $28.9 million period-over-period, compared to a $17.3 million decrease in revenues during the same period.

Our gathering and processing segment's revenues and product costs were impacted by the modified retrospective adoption of Topic 606 during the first quarter of 2018, which decreased its first quarter 2018 revenues by approximately $168.8 million and decreased its product costs by approximately $171.6 million. In addition, our gathering and processing segment's EBITDA was impacted by lower revenues and costs of product/services sold of approximately $14.6 million and $10.7 million, respectively, from our Permian operations as a result of the deconsolidation of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico) in June 2017.

The remaining variance in our gathering and processing segment's revenues (an approximate $166.1 million increase period-over-period) and costs of product/services sold (an approximate $153.4 million increase period-over-period) was primarily driven by our Arrow operations. During the three months ended March 31, 2018, Arrow experienced higher average prices on its agreements under which it purchases and sell crude oil. In addition, crude, natural gas and water volumes gathered by our Arrow system increased by 17%, 29% and 23%, respectively during the three months ended March 31, 2018 compared to 2017 driven by increased producer activity and expanded capacity on our Arrow system. In addition, during late 2017, the Bear Den processing plant was placed into service, which increased natural gas volumes gathered and processed on the Arrow system.

Our gathering and processing segment's operations and maintenance expenses were relatively flat during the three months ended March 31, 2018 compared to the same period in 2017.

Our gathering and processing segment's EBITDA was also impacted by an increase in earnings from unconsolidated affiliates of approximately $4.1 million during the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by our Crestwood Permian equity investment as a result of the Nautilus system coming online in June 2017 and the contribution of Crestwood New Mexico to Crestwood Permian in June 2017.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $5.2 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a reduction in revenues of approximately $5.6 million from our COLT Hub operations. The decrease was primarily due to a reduction in the COLT Hub's rail throughput revenues, resulting from a 38% decrease in rail loading volumes and decreased demand and rates for our rail loading services.

Our storage and transportation segment's costs of product/services sold, operations and maintenance expenses and earnings from unconsolidated affiliates were relatively flat during the three months ended March 31, 2018 compared to the same period in 2017.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $1.9 million for the three months ended March 31, 2018 compared to the same period in 2017. Our marketing, supply and logistics segment's costs of product/services sold increased by approximately $311.1 million period-over-period, compared to a $309.8 million increase in revenues during the same period.

The decrease in EBITDA was driven primarily by a $2.3 million decrease in our transportation, rail loading, processing and storage revenues primarily related to our NGL operations. Although our West Coast operations experienced a $51.7 million increase in its commodity sales revenues during the three months ended March 31, 2018 compared to the same period in 2017 due to higher marketing activity surrounding the asset, it was largely offset by a $51.3 million increase in the costs of product/services sold primarily related to these operations. We continue to experience NGL market headwinds in the Northeast, with NGL exports and other market dynamics causing price differentials to narrow between purchasing NGLs in the summer (which are stored in our NGL facilities) and selling NGLs in the winter. These dynamics also caused the rates that we were able to charge for storing NGLs in our facilities to decline from their historical levels. Given current market dynamics, we believe this trend will continue for the foreseeable future. In addition, we realigned our transportation operations in late 2017 to reduce the size of our trucking fleet in response to the continued decline in demand for trucking services due to the continued lower commodity price environment.

Our marketing, supply and logistics segment's EBITDA was also impacted by lower revenues and costs of product/services sold of approximately $15.7 million and $9.0 million, respectively, related to US Salt, LLC, which we sold in December 2017.

Our crude and natural gas marketing operations experienced a $135.3 million increase in revenues and a $136.2 million increase in costs of products/services sold during the three months ended March 31, 2018 compared to the same period in 2017, which were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations. The remaining $140.8 million increase in our revenues and $132.6 million increase in our costs of product/services sold was driven by our NGL marketing operations. Our NGL marketing operations were able to capture more marketing opportunities to purchase and sell NGLs given the unusually cold weather during the first quarter of 2018 and NGL marketing opportunities surrounding our Bear Den processing plant, which was placed into service in late 2017. Included in our costs of product/services sold was a $7.8 million gain during the three months ended March 31, 2018 compared to a $5.4 million gain during the same period in 2017 related to the change in fair value of our derivative instruments.

Our marketing, supply and logistics segment's operations and maintenance expenses were relatively flat during the three months ended March 31, 2018 compared to the same period in 2017.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2018, our general and administrative expenses decreased by approximately $3 million compared to the same period in 2017, primarily due to the cost savings and realignment initiatives we undertook over the past several years to reduce the administrative costs of running our business.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2018, our depreciation, amortization and accretion expense decreased by approximately $3 million compared to the same period in 2017, primarily due to the deconsolidation of our Crestwood New Mexico operations in June 2017 and the sale of US Salt, LLC in December 2017.

Interest and Debt Expense, Net. During the three months ended March 31, 2018, our interest and debt expense, net decreased by approximately $2.1 million compared to the same period in 2017, primarily due to a decrease of approximately $3.9 million in interest expense on our senior notes due to repayments of certain of our senior notes during 2017, partially offset by a $2.0 million increase in interest expense on our credit facility due to higher outstanding balances during the period ended March 31, 2018.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2018	2017
Credit facility	$5.0	$3.0
Senior notes	18.1	22.0
Other debt-related costs	1.8	1.8
Gross interest and debt expense	24.9	26.8
Less: capitalized interest	0.5	0.3
Interest and debt expense, net	$24.4	$26.5

Loss on Modification/Extinguishment of Debt. During the three months ended March 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.3 million in conjunction with the tender of the remaining principal amounts of Crestwood Midstream's senior notes.

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

As of March 31, 2018, we had $614.2 million of available capacity under our credit facility considering the most restrictive debt covenants in the credit agreement. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2018, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity's cash flows by category (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$148.7	$58.9
Net cash used in investing activities	(52.7)	(12.3)
Net cash used in financing activities	(90.0)	(47.2)

Operating Activities

Our operating cash flows increased by approximately $89.8 million during the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by a net cash inflow of approximately $76.7 million from working capital primarily resulting from higher proceeds from NGL inventory sales and other marketing activities in our marketing, supply and logistics operations as we exited a colder winter season during the three months ended March 31, 2018 compared to the same period in 2017. In addition, we also experienced an increase in operating revenues of approximately $286.9 million partially offset by a $282.3 million increase in costs of product/services sold primarily from our marketing, supply and logistics segment's operations, which is further described above.

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

We anticipate that our growth and reimbursable capital expenditures during 2018 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the three months ended March 31, 2018 (in millions).

Growth capital	$58.0
Maintenance capital	6.0
Other (1)	1.3
Purchases of property, plant and equipment	$65.3

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Financing Activities

Significant items impacting our financing activities during the three months ended March 31, 2018 and 2017, included the following:

Equity Transactions

•
During the three months ended March 31, 2018, we made a distribution of approximately $15 million to our preferred unitholders; prior to September 30, 2017, we had the option to make quarterly distributions to our preferred unitholders by issuing additional preferred units;

•
During the three months ended March 31, 2017, we made a distribution of approximately $3.8 million to our non-controlling partners. During the three months ended March 31, 2018, we did not make a similar distribution due to the redemption and issuance of a new non-controlling interest during the fourth quarter of 2017; distributions will resume to our non-controlling interest holders during the three months ended June 30, 2018; and

•
Increase in taxes paid for unit-based compensation vesting of approximately $2.9 million, primarily due to higher vesting of unit-based compensation awards during the three months ended March 31, 2018 compared to the same period in 2017.

Debt Transactions

•
In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured notes due 2025. The proceeds from this offering of approximately $492 million were used to repay amounts under certain of Crestwood Midstream's senior notes, which resulted in net repayments of approximately $25.6 million compared to net proceeds of approximately $2.3 million during the same period in 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2017 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2017 to March 31, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity's and Crestwood Midstream's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity's or Crestwood Midstream's internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect Crestwood Equity's or Crestwood Midstream's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K, as supplemented by the risk factors set forth below. There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K other than described below.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or “cyber security” events.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets or utilize our customer service systems. Recently, other companies in our industry have been the targets of cyber-attacks, and it is possible that the attacks in our industry will continue and grow in number. In addition, to assist in conducting our business, we rely on information technology systems and data hosting facilities, including systems and facilities that are hosted by third parties and with respect to which we have limited visibility and control. These systems and facilities may be vulnerable to a variety of evolving cyber security risks, including unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. The occurrence of any of these events, including any attack or threat targeted at our pipelines and other assets, could cause a substantial decrease in revenues, increased costs or other financial losses, exposure or loss of customer information, damage to our reputation or business relationships, increased regulation or litigation, disruption of our operations and/or inaccurate information reported from our operations.   These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition. Although we have adopted controls and systems, including procuring limited insurance for certain cyber-related losses, that are designed to protect information and mitigate the risk of data loss and other cyber security events, such measures cannot entirely eliminate cyber security threats, particularly as these threats continue to evolve and grow. Furthermore the controls and systems we have installed may be breached or be inadequate to address a risk that arises. While, similar to other companies in our industry, we have not experienced any material cyber security events in the past, we are not aware of and do not believe we have suffered any material loss from any cyber-related event; however, there is no assurance that we will not suffer such a loss in the future.

Our operations are subject to extensive regulation, and regulatory measures adopted by regulatory authorities could have a material adverse effect on our business, financial condition and results of operations.

On March 15, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates.  Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates.  The NOPR proposes a new rule that would require all FERC-regulated pipelines to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action.  The FERC also issued a Notice of Inquiry (NOI) requesting comments about whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation.  Any actions the FERC will take related to the Revised Policy Statement, NOPR and NOI are unknown at this time, but could impact the rates midstream companies are permitted to charge its customers for transportation services in the future. At this time, we cannot predict the outcome of the Revised Policy Statement, NOPR or NOI, but the rates that our equity investments with FERC-regulated operations are permitted to charge its customers for transportation services after the expiration of the existing negotiated rates could be impacted if they file a limited or general NGA Section 4 rate filing or if the FERC or customers challenge the cost-of-service rates our equity investments are authorized to charge.

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

3.5
Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.3A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.6
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.7
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner entered into and effective as of October 7, 2013 (incorporated by reference to Exhibit 3.4A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated as of April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP's Form 8-K filed on April 11, 2014)

3.9
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partner LP’s Form 8-K filed on October 1, 2015)

3.10
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP's Form 8-K filed on October 1, 2015)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 3, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 3, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)