Form 10-Q
period 2018-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2018-08-02
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 31, 2018)

Crestwood Equity Partners LP	71,214,368
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$6.1	$1.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at June 30, 2018 and December 31, 2017	326.6	442.7
Inventory	73.6	68.4
Assets from price risk management activities	6.0	7.2
Assets held for sale	54.0	3.0
Prepaid expenses and other current assets	8.3	7.9
Total current assets	474.6	530.5
Property, plant and equipment	2,409.8	2,285.2
Less: accumulated depreciation and depletion	518.1	464.4
Property, plant and equipment, net	1,891.7	1,820.8
Intangible assets	770.3	788.8
Less: accumulated amortization	195.7	191.6
Intangible assets, net	574.6	597.2
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,156.7	1,183.0
Other non-current assets	5.7	5.8
Total assets	$4,241.9	$4,284.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$310.5	$349.4
Accrued expenses and other liabilities	85.2	105.9
Liabilities from price risk management activities	23.0	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	419.6	505.1
Long-term debt, less current portion	1,561.0	1,491.3
Other long-term liabilities	166.2	104.7
Deferred income taxes	3.1	3.3
Commitments and contingencies (Note 11)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (71,657,106 and 70,721,563 common and subordinated units issued and outstanding at June 30, 2018 and December 31, 2017)	1,300.3	1,393.5
Preferred units (71,257,445 units issued and outstanding at both June 30, 2018 and December 31, 2017)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,912.3	2,005.5
Interest of non-controlling partner in subsidiary	179.7	175.0
Total partners’ capital	2,092.0	2,180.5
Total liabilities and partners’ capital	$4,241.9	$4,284.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product revenues:
Gathering and processing	$186.9	$325.3	$459.1	$618.4
Marketing, supply and logistics	562.7	421.5	1,316.1	851.7
	749.6	746.8	1,775.2	1,470.1
Services revenues:
Gathering and processing	68.5	79.4	136.6	154.4
Storage and transportation	5.1	8.5	9.3	18.5
Marketing, supply and logistics	17.0	15.2	33.8	34.5
Related party (Note 12)	0.3	0.4	0.6	0.9
	90.9	103.5	180.3	208.3
Total revenues	840.5	850.3	1,955.5	1,678.4

Costs of product/services sold (exclusive of items shown separately below):
Product costs	681.8	713.7	1,620.7	1,380.4
Product costs - related party (Note 12)	32.2	4.0	45.3	8.1
Service costs	11.4	11.9	25.2	24.6
Total costs of products/services sold	725.4	729.6	1,691.2	1,413.1

Operating expenses and other:
Operations and maintenance	31.9	34.2	66.4	67.9
General and administrative	23.4	22.7	47.3	49.1
Depreciation, amortization and accretion	44.5	48.7	89.6	97.1
Loss on long-lived assets, net	24.4	—	24.1	—
	124.2	105.6	227.4	214.1
Operating income (loss)	(9.1)	15.1	36.9	51.2

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings from unconsolidated affiliates, net	12.0	9.6	24.4	17.7
Interest and debt expense, net	(24.3)	(24.1)	(48.7)	(50.6)
Loss on modification/extinguishment of debt	—	(0.4)	—	(37.7)
Other income, net	0.1	0.1	0.2	0.2
Income (loss) before income taxes	(21.3)	0.3	12.8	(19.2)
(Provision) benefit for income taxes	(0.2)	—	(0.2)	0.1
Net income (loss)	(21.5)	0.3	12.6	(19.1)
Net income attributable to non-controlling partner	4.0	6.3	8.0	12.4
Net income (loss) attributable to Crestwood Equity Partners LP	(25.5)	(6.0)	4.6	(31.5)
Net income attributable to preferred units	15.1	13.5	30.1	31.3
Net loss attributable to partners	$(40.6)	$(19.5)	$(25.5)	$(62.8)

Common unitholders’ interest in net loss	$(40.6)	$(19.5)	$(25.5)	$(62.8)
Net loss per limited partner unit:
Basic	$(0.57)	$(0.28)	$(0.36)	$(0.90)
Diluted	$(0.57)	$(0.28)	$(0.36)	$(0.90)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	71,225	69,655	71,195	69,676
Dilutive units	—	—	—	—
Diluted	71,225	69,655	71,195	69,676

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(21.5)	$0.3	$12.6	$(19.1)
Change in fair value of Suburban Propane Partners, L.P. units	0.2	(0.5)	(0.1)	(0.9)
Comprehensive income (loss)	(21.3)	(0.2)	12.5	(20.0)
Comprehensive income attributable to non-controlling partner	4.0	6.3	8.0	12.4
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(25.3)	$(6.5)	$4.5	$(32.4)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5
Cumulative effect of accounting change (Note 2)	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(30.0)	—	—	(85.4)	(3.3)	(118.7)
Unit-based compensation charges	—	—	1.2	—	17.5	—	17.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(6.9)	—	(6.9)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.1)	—	(0.1)
Other	—	(0.1)	—	—	(0.3)	—	(0.4)
Net income (loss)	—	30.1	—	—	(25.5)	8.0	12.6
Balance at June 30, 2018	71.3	$612.0	71.3	0.4	$1,300.3	$179.7	$2,092.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income (loss)	$12.6	$(19.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	89.6	97.1
Amortization of debt-related deferred costs	3.6	3.5
Unit-based compensation charges	17.5	12.7
Loss on long-lived assets, net	24.1	—
Loss on modification/extinguishment of debt	—	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.2)	0.5
Deferred income taxes	(0.2)	(0.7)
Other	0.2	(0.4)
Changes in operating assets and liabilities	12.8	1.6
Net cash provided by operating activities	160.0	132.9
Investing activities
Purchases of property, plant and equipment	(118.7)	(88.7)
Investment in unconsolidated affiliates	(6.9)	(18.5)
Capital distributions from unconsolidated affiliates	23.9	21.1
Net proceeds from sale of assets	6.8	1.0
Net cash used in investing activities	(94.9)	(85.1)
Financing activities
Proceeds from the issuance of long-term debt	847.1	1,680.4
Payments on long-term debt	(781.0)	(1,630.3)
Payments on capital leases	(0.7)	(1.3)
Payments for debt-related deferred costs	—	(1.0)
Distributions to partners	(85.4)	(83.6)
Distributions to non-controlling partner	(3.3)	(7.6)
Distribution to preferred unit holders	(30.0)	—
Taxes paid for unit-based compensation vesting	(6.9)	(3.6)
Other	(0.1)	(0.1)
Net cash used in financing activities	(60.3)	(47.1)
Net change in cash	4.8	0.7
Cash at beginning of period	1.3	1.6
Cash at end of period	$6.1	$2.3
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$6.0	$(6.9)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$5.7	$1.0
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at June 30, 2018 and December 31, 2017	324.3	442.6
Inventory	73.6	68.4
Assets from price risk management activities	6.0	7.2
Assets held for sale	54.0	3.0
Prepaid expenses and other current assets	8.3	7.9
Total current assets	471.9	530.1
Property, plant and equipment	2,739.9	2,615.3
Less: accumulated depreciation and depletion	668.6	607.8
Property, plant and equipment, net	2,071.3	2,007.5
Intangible assets	770.3	773.3
Less: accumulated amortization	195.7	177.6
Intangible assets, net	574.6	595.7
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,156.7	1,183.0
Other non-current assets	2.4	2.4
Total assets	$4,415.5	$4,466.3
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$307.8	$346.8
Accrued expenses and other liabilities	84.2	104.7
Liabilities from price risk management activities	23.0	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	415.9	501.3
Long-term debt, less current portion	1,561.0	1,491.3
Other long-term liabilities	163.7	102.6
Deferred income taxes	0.6	0.7
Commitments and contingencies (Note 11)
Partners’ capital	2,094.6	2,195.4
Interest of non-controlling partner in subsidiary	179.7	175.0
Total partners’ capital	2,274.3	2,370.4
Total liabilities and partners’ capital	$4,415.5	$4,466.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product revenues:
Gathering and processing	$186.9	$325.3	$459.1	$618.4
Marketing, supply and logistics	562.7	421.5	1,316.1	851.7
	749.6	746.8	1,775.2	1,470.1
Service revenues:
Gathering and processing	68.5	79.4	136.6	154.4
Storage and transportation	5.1	8.5	9.3	18.5
Marketing, supply and logistics	17.0	15.2	33.8	34.5
Related party (Note 12)	0.3	0.4	0.6	0.9
	90.9	103.5	180.3	208.3
Total revenues	840.5	850.3	1,955.5	1,678.4

Costs of product/services sold (exclusive of items shown separately below):
Product costs	681.8	713.7	1,620.7	1,380.4
Product costs - related party (Note 12)	32.2	4.0	45.3	8.1
Service costs	11.4	11.9	25.2	24.6
Total costs of product/services sold	725.4	729.6	1,691.2	1,413.1

Operating expenses and other:
Operations and maintenance	31.9	34.2	66.4	67.9
General and administrative	22.5	22.1	45.3	47.6
Depreciation, amortization and accretion	47.4	51.4	95.2	102.6
Loss on long-lived assets, net	24.4	—	24.1	—
	126.2	107.7	231.0	218.1
Operating income (loss)	(11.1)	13.0	33.3	47.2
Earnings from unconsolidated affiliates, net	12.0	9.6	24.4	17.7
Interest and debt expense, net	(24.3)	(24.1)	(48.7)	(50.6)
Loss on modification/extinguishment of debt	—	(0.4)	—	(37.7)
Income (loss) before income taxes	(23.4)	(1.9)	9.0	(23.4)
(Provision) benefit for income taxes	(0.1)	—	(0.1)	0.1
Net income (loss)	(23.5)	(1.9)	8.9	(23.3)
Net income attributable to non-controlling partner	4.0	6.3	8.0	12.4
Net income (loss) attributable to Crestwood Midstream Partners LP	$(27.5)	$(8.2)	$0.9	$(35.7)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	$2,195.4	$175.0	$2,370.4
Cumulative effect of accounting change (Note 2)	7.5	—	7.5
Distributions to partners	(120.0)	(3.3)	(123.3)
Unit-based compensation charges	17.5	—	17.5
Taxes paid for unit-based compensation vesting	(6.9)	—	(6.9)
Other	0.2	—	0.2
Net income	0.9	8.0	8.9
Balance at June 30, 2018	$2,094.6	$179.7	$2,274.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income (loss)	$8.9	$(23.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	95.2	102.6
Amortization of debt-related deferred costs	3.6	3.5
Unit-based compensation charges	17.5	12.7
Loss on long-lived assets	24.1	—
Loss on modification/extinguishment of debt	—	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.2)	0.5
Deferred income taxes	(0.1)	—
Other	0.2	(0.4)
Changes in operating assets and liabilities	15.2	2.8
Net cash provided by operating activities	164.4	136.1
Investing activities
Purchases of property, plant and equipment	(118.7)	(88.7)
Investment in unconsolidated affiliates	(6.9)	(18.5)
Capital distributions from unconsolidated affiliates	23.9	21.1
Net proceeds from sale of assets	6.8	1.0
Net cash used in investing activities	(94.9)	(85.1)
Financing activities
Proceeds from the issuance of long-term debt	847.1	1,680.4
Payments on long-term debt	(781.0)	(1,630.3)
Payments on capital leases	(0.7)	(1.3)
Payments for debt-related deferred costs	—	(1.0)
Distributions to partners	(123.3)	(94.5)
Taxes paid for unit-based compensation vesting	(6.9)	(3.6)
Net cash used in financing activities	(64.8)	(50.3)
Net change in cash	4.7	0.7
Cash at beginning of period	1.0	1.3
Cash at end of period	$5.7	$2.0
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$6.0	$(6.9)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2018. The financial information as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited. The consolidated balance sheets as of December 31, 2017, were derived from the audited balance sheets filed in our 2017 Annual Report on Form 10-K.

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

•
Percentage-of-proceeds service contracts. Under these contracts, we take title to crude oil, natural gas or NGLs after the commodity leaves our gathering and processing facilities. We often market and sell those commodities to third parties after they leave our facilities and we will remit a portion of the sales proceeds to our producers;

•
Percentage-of-proceeds product contracts. Under these contracts, we take title to crude oil, natural gas or NGLs before the commodity enters our facilities. We market and sell those commodities to third parties and we will remit a portion of the sales proceeds to our producers; and

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

Prior to January 1, 2018, we recognized revenues for services and products when all of the following criteria were met under Topic 605: (i) services had been rendered or products delivered or sold; (ii) persuasive evidence of an exchange arrangement existed; (iii) the price for services was fixed or determinable; and (iv) collectability was reasonably assured. We recorded deferred revenue when we received amounts from our customers but had not yet met the criteria listed above. We recognized deferred revenue in our consolidated statement of operations when the criteria had been met and all services had been rendered. At December 31, 2017, we had deferred revenue of approximately $0.6 million, which is reflected in accrued expenses and other liabilities on our consolidated balance sheet.

Beginning January 1, 2018, we recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Our fixed-fee contracts and our percentage-of-proceeds service contracts primarily have a single performance obligation to deliver a series of distinct goods or services that are substantially the same and have the same pattern of transfer to our customers. For performance obligations associated with these contracts, we recognize revenues over time utilizing the output method based on the actual volumes of products delivered/sold or services performed, because the single performance obligation is satisfied over time using the same performance measure of progress toward satisfaction of the performance obligation. The transaction price under certain of our fixed-price contracts and percentage-of-proceeds service contracts includes variable consideration that varies primarily based on actual volumes that are delivered under the contracts. Because the variable consideration specifically relates to our efforts to transfer the services and/or products under the contracts, we allocate the variable consideration entirely to the distinct service utilizing the allocation exception guidance under Topic 606, and accordingly recognize the variable consideration as revenues at the time the good or service is transferred to the customer.

Certain of our fixed-fee contracts contain minimum volume features under which the customers must utilize our services to gather, compress or load a specified quantity of crude oil or natural gas or pay a deficiency fee based on the difference between actual volumes and the contractual minimum volume. We recognize revenues from these contracts when actual volumes are gathered, compressed or loaded and the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote.

We recognize revenues at a point in time for performance obligations associated with our percentage-of proceeds product contracts and purchase and sale contracts, and these revenues are recognized because control of the underlying product is transferred to the customer when the distinct good is provided to the customer.

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration during the six months ended June 30, 2018.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2018 (in millions):

Remainder of 2018	$32.9
2019	25.4
2020	20.7
2021	8.7
2022	7.3
Thereafter	10.5
Total	$105.5

Our remaining performance obligations presented in the table above exclude estimates of variable rate escalation clauses in our contracts with customers, and is generally limited to fixed-fee and percentage-of-proceeds service contracts which have fixed pricing and minimum volume terms and conditions. Our remaining performance obligations generally exclude, based on the following practical expedients that we elected to apply, disclosures for (i) variable consideration allocated to a wholly-unsatisfied promise to transfer a distinct service that forms part of the identified single performance obligation; (ii) unsatisfied performance obligations where the contract term is one year or less; and (iii) contracts for which we recognize revenues as amounts are invoiced.

Contract Assets and Contract Liabilities. Amounts due from our customers under our revenue contracts are typically billed as the service is being provided or on a weekly, bi-weekly or monthly basis and are due within 30 days of billing. Under certain of our contracts, we recognize revenues in excess of billings which we present as contract assets on our consolidated balance sheets.

Under certain contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized and present it as deferred revenue or contract liabilities on our consolidated balance sheets. Our deferred revenue primarily relates to:

•
Capital Reimbursements. Certain contracts in our G&P segment require that our customers reimburse us for capital expenditures related to the construction of long-lived assets utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract. On January 1, 2018, we recorded an $87.6 million increase to our property, plant and equipment, net, a $69.1 million increase to our deferred revenue liability and an $18.5 million increase to partners’ capital as a result of applying the cumulative impact of adopting the new standard on these types of contracts.

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

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our Topic 606 revenue contracts totaled $312.4 million for both CEQP and CMLP at June 30, 2018, and are included in accounts receivable on our consolidated balance sheet. Our contract assets are included in other non-current assets on our consolidated balance sheet. The majority of our deferred revenues are included in other long-term liabilities on our consolidated balance sheet and are classified as non-current, for which the majority of revenue is expected to be recognized as the performance obligations under the related revenue contracts are satisfied over the next 14 years.

The following table summarizes the opening and closing balances of our contract assets and contract liabilities (in millions):

	Balance at January 1, 2018	Balance at June 30, 2018
Contract Assets (Non-current)	$1.1	$1.0
Contract Liabilities (Current)(1)	12.2	12.4
Contract Liabilities (Non-current)(2)	60.6	62.9

(1)
Our current contract liabilities primarily consist of current deferred revenues and are included in accrued expenses and other liabilities on our consolidated balance sheets. During the three and six months ended June 30, 2018, we recognized revenues of approximately $3.1 million and $6.2 million that were previously included in deferred revenues (current) at January 1, 2018.

(2)	Our non-current contract liabilities primarily consist of non-current deferred revenues and are included in other long-term liabilities on our consolidated balance sheets.

Impact of financial statement line items. For contracts that were modified prior to January 1, 2018, we have not retrospectively restated the contract for those modifications and instead we have reflected the aggregate effect of those modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied obligations. The impact of applying this transition practical expedient was not material to our financial statements. The adoption of Topic 606 had the following impact on CEQP’s and CMLP’s consolidated income statements and balance sheets (in millions):

Crestwood Equity

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$186.9	$437.3	$(250.4)	$459.1	$866.9	$(407.8)
Service revenues:
Gathering and processing(1)(2)	68.5	78.4	(9.9)	136.6	157.9	(21.3)
Marketing, supply and logistics(3)	17.0	16.8	0.2	33.8	33.3	0.5
Costs of product/services sold:
Product costs(1)	681.8	945.0	(263.2)	1,620.7	2,055.5	(434.8)
Depreciation, amortization and accretion(2)	44.5	43.3	1.2	89.6	87.1	2.5
Earnings from unconsolidated affiliates, net(4)	12.0	15.0	(3.0)	24.4	29.4	(5.0)
Net income (loss)	(21.5)	(20.4)	(1.1)	12.6	13.9	(1.3)

	June 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,409.8	$2,300.5	$109.3
Accumulated depreciation and depletion(2)	518.1	503.4	14.7
Investments in unconsolidated affiliates(4)	1,156.7	1,171.2	(14.5)
Liabilities:
Accrued expenses and other liabilities(2)(3)	85.2	73.5	11.7
Other long-term liabilities(2)(3)	166.2	104.0	62.2
Partners’ capital:
Crestwood Equity Partners LP partners’ capital(2)(3)(4)	1,300.3	1,294.1	6.2

Crestwood Midstream

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$186.9	$437.3	$(250.4)	$459.1	$866.9	$(407.8)
Service revenues:
Gathering and processing(1)(2)	68.5	78.4	(9.9)	136.6	157.9	(21.3)
Marketing, supply and logistics(3)	17.0	16.8	0.2	33.8	33.3	0.5
Costs of product/services sold:
Product costs(1)	681.8	945.0	(263.2)	1,620.7	2,055.5	(434.8)
Depreciation, amortization and accretion(2)	47.4	46.2	1.2	95.2	92.7	2.5
Earnings from unconsolidated affiliates, net(4)	12.0	15.0	(3.0)	24.4	29.4	(5.0)
Net income (loss)	(23.5)	(22.4)	(1.1)	8.9	10.2	(1.3)

	June 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,739.9	$2,630.6	$109.3
Accumulated depreciation and depletion(2)	668.6	653.9	14.7
Investments in unconsolidated affiliates(4)	1,156.7	1,171.2	(14.5)
Liabilities:
Accrued expenses and other liabilities(2)(3)	84.2	72.5	11.7
Other long-term liabilities(2)(3)	163.7	101.5	62.2
Partners’ capital(2)(3)(4)	2,094.6	2,088.4	6.2

(1)
On January 1, 2018, we began classifying product and service revenues as a reduction of costs of product sold on certain of our gathering and processing contracts where we do not obtain control of the customers’ product prior to it entering our facilities.

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

(4)
On January 1, 2018, Jackalope Gas Gathering Services, L.L.C. (Jackalope) adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $3.0 million and $5.0 million during the three and six months ended June 30, 2018 to reflect our proportionate share of the ongoing impact of the new standard on Jackalope’s revenues. The adoption of Topic 606 was not material to our other equity method investments.

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of June 30, 2018, the following accounting standard had not yet been adopted by us:

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. Companies are required to adopt the provisions of the standard using the modified retrospective transition method. We expect to adopt the provisions of this standard effective January 1, 2019. We are in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard and are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 3 – Assets Held for Sale

In June 2018, we entered into an agreement with a third-party to sell our West Coast facilities included in our Marketing, Supply and Logistics segment, which are further described in our 2017 Annual Report on Form 10-K. We recorded a $54.0 million current asset held for sale at June 30, 2018 related to the fair value of the facilities to be sold, which is a Level 3 fair value measurement based on the sales price plus working capital adjustments in the sales agreement. We recorded a loss on long-lived assets of approximately $24.5 million (including the goodwill impairment discussed further below) during the three months ended June 30, 2018 based on the difference between the carrying value of West Coast’s current assets and liabilities, goodwill and its $61.6 million of property, plant and equipment, net and the fair value of the assets held for sale at June 30, 2018. The sale is contingent upon customary approvals and satisfaction of certain other closing conditions, which we believe is probable at June 30, 2018. We expect to close the sale during the third quarter of 2018.

Our Marketing, Supply and Logistics segment had approximately $101.7 million of goodwill associated with it at December 31, 2017. On January 1, 2018, we combined four of the reporting units included in the Marketing, Supply and Logistics segment into one NGL Marketing and Logistics reporting unit for the purpose of evaluating goodwill for impairment on an ongoing basis. We combined these reporting units based on a strategic shift in the way in which we manage, operate and report our NGL operations as an integrated platform instead of as four individual stand-alone operations. As a result, we attributed approximately $9.0 million of the goodwill associated with our NGL Marketing and Logistics reporting unit to our West Coast facilities to be sold as of June 30, 2018, and this goodwill was fully impaired in conjunction with the reclassification of the West Coast net assets to assets held for sale during the three months ended June 30, 2018.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Accrued expenses	$35.7	$56.6	$34.7	$55.5
Accrued property taxes	6.0	4.8	6.0	4.8
Income tax payable	0.2	0.3	0.2	0.3
Interest payable	20.5	20.3	20.5	20.3
Accrued additions to property, plant and equipment	9.2	22.3	9.2	22.2
Capital leases	1.2	1.0	1.2	1.0
Deferred revenue	12.4	0.6	12.4	0.6
Total accrued expenses and other liabilities	$85.2	$105.9	$84.2	$104.7

Note 5 - Investments in Unconsolidated Affiliates

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Stagecoach Gas Services LLC(1)	$840.0	$849.8	$7.0	$6.6	$12.7	$12.6
Jackalope Gas Gathering Services, L.L.C.(2)(6)	174.0	184.9	3.8	2.2	6.8	4.0
Crestwood Permian Basin Holdings LLC(3)	97.2	102.0	0.7	(0.4)	3.4	(0.6)
Tres Palacios Holdings LLC(4)	36.8	37.8	—	0.7	0.4	1.2
Powder River Basin Industrial Complex, LLC(5)	8.7	8.5	0.5	0.5	1.1	0.5
Total	$1,156.7	$1,183.0	$12.0	$9.6	$24.4	$17.7

(1)
As of June 30, 2018, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of June 30, 2018, our equity in the underlying net assets of Jackalope exceeded our investment balance by approximately $0.7 million. We amortize this amount over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)
In June 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico). This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve) and the accounting standards related to such transactions required Crestwood Permian to record the assets and liabilities of Crestwood New Mexico at our historical book value. The difference between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

(4)
As of June 30, 2018, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $25.9 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of June 30, 2018, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $6.1 million. We amortize this amount over the life of PRBIC’s property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our PRBIC investment is included in our storage and transportation segment.

(6)
On January 1, 2018, Jackalope adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $3.0 million and $5.0 million during the three and six months ended June 30, 2018 to reflect our proportionate share of Jackalope’s deferred revenues related to the new standard.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Six Months Ended June 30,
	2018			2017
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$85.5	$39.9	$45.6	$84.0	$38.0	$46.1
Other(1)	92.9	76.8	18.9	76.5	63.3	13.1
Total	$178.4	$116.7	$64.5	$160.5	$101.3	$59.2

(1)
Includes our Jackalope, Crestwood Permian, Tres Holdings and PRBIC equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the six months ended June 30, 2018 and 2017. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.6 million for both the six months ended June 30, 2018 and 2017. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.3 million for both the six months ended June 30, 2018 and 2017.

Distributions and Contributions

The following table summarizes our distributions and contributions from our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stagecoach Gas	$22.5	$23.7	$—	$—
Jackalope	15.0	12.3	6.8	1.5
Crestwood Permian(2)	8.3	—	0.1	86.4
Tres Holdings	1.4	2.7	—	—
PRBIC	0.9	0.6	—	—
Total	$48.1	$39.3	$6.9	$87.9

(1)
In July 2018, we received cash distributions from Stagecoach Gas, Crestwood Permian, Tres Holdings and PRBIC of approximately $12.2 million, $2.3 million, $2.5 million and $0.5 million, respectively. In July 2018, we made a cash contribution of approximately $2.5 million to Tres Holdings.

(2)
On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and those third-party projects have experienced regulatory and other delays that have caused Stagecoach Gas to delay its growth capital projects. Although Stagecoach Gas anticipates that these growth capital projects will be constructed in the future, it does not expect that these projects will produce meaningful operating results prior to December 31, 2020. As a result, at June 30, 2018 and December 31, 2017, we have recorded a liability of $57 million for this obligation, which in reflected in other long-term liabilities on our consolidated balance sheets.

Guarantee. Crestwood Permian owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin) and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin owns the Nautilus gathering system. CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI LP, a subsidiary of Royal Dutch Shell plc, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $112.3 million has been spent through June 30, 2018) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at June 30, 2018 and December 31, 2017.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodity are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to cost of product sold in our consolidated statements of operations. During the three and six months ended June 30, 2018, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a loss of $6.4 million and a gain of $1.4 million, and reflected in operating revenues was a $33.0 million and $130.8 million increase in product revenues. During the three and six months ended June 30, 2017, the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold was a gain of $6.9 million and $1.5 million, and reflected in operating revenues was a $28.0 million and $73.1 million increase in product revenues. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	June 30, 2018		December 31, 2017
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	11.6	13.8	15.3	17.5
Natural gas (MMcf)	870	820	780	660

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks.

All contracts subject to price risk had a maturity of 36 months or less; however, 91% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2018 and December 31, 2017 was $13.5 million and $28.9 million. At both June 30, 2018 and December 31, 2017, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, we have margin requirements with a New York Mercantile Exchange (NYMEX) broker related to our net asset or liability position with such broker. At June 30, 2018 and December 31, 2017, we had a NYMEX related net derivative asset position of $24.8 million and $27.2 million, for which we posted $4.9 million and $5.6 million of cash collateral in the normal course of business. At June 30, 2018 and December 31, 2017, we also received collateral of $2.4 million and $3.7 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2018 and December 31, 2017, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of June 30, 2018 and December 31, 2017, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$692.9	$713.8	$692.1	$728.8
2025 Senior Notes	$492.8	$500.4	$492.3	$517.9

Financial Assets and Liabilities

As of June 30, 2018 and December 31, 2017, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$5.1	$71.2	$—	$76.3	$(50.2)	$(20.1)	$6.0
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$8.5	$71.2	$—	$79.7	$(50.2)	$(20.1)	$9.4

Liabilities
Liabilities from price risk management	$5.8	$65.3	$—	$71.1	$(50.2)	$2.1	$23.0
Total liabilities at fair value	$5.8	$65.3	$—	$71.1	$(50.2)	$2.1	$23.0

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$1.1	$102.2	$—	$103.3	$(74.6)	$(21.5)	$7.2
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$4.6	$102.2	$—	$106.8	$(74.6)	$(21.5)	$10.7

Liabilities
Liabilities from price risk management	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9
Total liabilities at fair value	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Credit Facility	$385.0	$318.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
Other	1.7	2.4
Less: deferred financing costs, net	24.8	28.4
Total debt	1,561.9	1,492.2
Less: current portion	0.9	0.9
Total long-term debt, less current portion	$1,561.0	$1,491.3

Credit Facility

At June 30, 2018, Crestwood Midstream had $582.1 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2018 and December 31, 2017, Crestwood Midstream’s outstanding standby letters of credit were $55.5 million and $52.2 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 4.26% and 6.25% at June 30, 2018 and 3.94% and 6.00% at December 31, 2017. The weighted-average interest rate as of June 30, 2018 and December 31, 2017 was 4.33% and 4.11%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2018, the net debt to consolidated EBITDA ratio was approximately 4.02 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.37 to 1.0, and the senior secured leverage ratio was 0.98 to 1.0.

The CMLP credit facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement.

Senior Notes

In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes), which were registered with the SEC effective July 2017. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts outstanding under certain of Crestwood Midstream’s senior notes. During the three and six months ended June 30, 2017, we recognized a loss on extinguishment of debt of approximately $0.4 million and $37.7 million in conjunction with the tender of principal amounts of certain of Crestwood Midstream’s senior notes. At June 30, 2018, Crestwood Midstream was in compliance with all of its debt covenants applicable to its credit facility and senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. During the three and six months ended June 30, 2018, we excluded a weighted-average of 7,125,744 common units in both periods (representing preferred units), a weighted-average of 5,946,194 and 5,916,641 common units (representing Crestwood Niobrara’s preferred units), a weighted average of 343,632 and 337,694 common units (representing performance units), and a weighted average of 438,789 common units in both periods (representing subordinated units). During the three and six months ended June 30, 2017, we excluded a weighted-average of 6,964,663 and 6,887,247 common units (representing preferred units), a weighted-average of 8,228,378 common units in both periods (representing Crestwood Niobrara’s preferred units), a weighted average of 369,203 and 280,520 common units (representing performance units) and a weighted-average of 438,789 common units in both periods (representing subordinated units). See Note 10 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units. For a description of our subordinated and performance units, see our 2017 Annual Report on Form 10-K.

Note 10 – Partners’ Capital

Preferred Units

Subject to certain conditions, the holders of the preferred units have the right to convert their preferred units into (i) common units on a 1-for-10 basis or (ii) a number of common units determined pursuant to a conversion ratio set forth in Crestwood Equity’s partnership agreement upon the occurrence of certain events, such as a change in control. The preferred units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each preferred unit entitled to one vote for each common unit into which such preferred unit is convertible, except that the preferred units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the preferred units in relation to Crestwood Equity’s other securities outstanding.

Common Units

On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We are required to pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM equity distribution program. There were no units issued under our ATM equity distribution program during the six months ended June 30, 2018.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2018 and 2017 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
May 8, 2018	May 15, 2018	0.60	42.7
			$85.4
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	0.60	41.8
			$83.6

On July 19, 2018, we declared a distribution of $0.60 per limited partner unit to be paid on August 14, 2018 to unitholders of record on August 7, 2018 with respect to the second quarter of 2018.

Preferred Unit Holders. Beginning with the distribution for the quarter ended December 31, 2017, we are required to make quarterly cash distributions to our preferred unitholders. During the six months ended June 30, 2018, we made cash distributions to our preferred unitholders of approximately $30.0 million. During the six months ended June 30, 2017, we issued 3,113,215 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $28.4 million. On July 19, 2018, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended June 30, 2018.

On April 24, 2018, Crestwood Equity filed a shelf registration statement with the SEC under which holders of the Preferred Units may sell their preferred units. The registration statement became effective on May 3, 2018. Crestwood Equity registered 71,257,445 preferred units under the registration statement.

Crestwood Midstream

During the six months ended June 30, 2018 and 2017, Crestwood Midstream paid cash distributions of $120.0 million and $86.9 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE and issued new preferred interests (Series A-2 Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings). Subject to certain restrictions, we have the ability to redeem the Series A-2 Preferred Units for an amount in cash for CEQP common units equal to an amount necessary for Jackalope Holdings to acheive a certain rate of return. During the three and six months ended June 30, 2018, net income attributable to non-controlling partners was approximately $4.0 million and $8.0 million. During the three and six months ended June 30, 2017, net income attributable to non-controlling partners was approximately $6.3 million and $12.4 million. During the six months ended June 30, 2018 and 2017, Crestwood Niobrara paid cash distributions of $3.3 million and $7.6 million to its non-controlling partners, respectively. In July 2018, Crestwood Niobrara paid a cash distribution of $3.3 million to Jackalope Holdings for the quarter ended June 30, 2018.

Note 11 – Commitments and Contingencies

Legal Proceedings

California Trucking Lawsuit. On March 13, 2017, a former Crestwood truck driver filed a lawsuit in the Superior Court (the Court) for Kern County, California on behalf of all Crestwood Transportation LLC’s California drivers alleging that Crestwood Equity and its officers, directors and employees violated the California wage and hour laws by failing to comply with certain requirements of the laws. The plaintiffs currently include a total of 13 former and current Company drivers, however they are seeking to certify this lawsuit as a class action, which could potentially include approximately 160 drivers. On February 26, 2018, the parties entered into a memorandum of agreement with respect to the lawsuit to settle any or all of the claims of the potential class members. On April 16, 2018, the parties executed the Stipulation of Settlement of Class Action and Release of Claims, which was preliminarily approved by the Court on May 29, 2018. The hearing for final approval of the settlement is scheduled for October 4, 2018. If approved and no appeals are filed, the settlement of this lawsuit should be finalized by late 2018.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2018 and December 31, 2017, both CEQP and CMLP had approximately $1.2 million and $2.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2018.

At June 30, 2018 and December 31, 2017, our accrual of approximately $1.7 million and $1.9 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.7 million to $3.5 million at June 30, 2018.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. At June 30, 2018 and December 31, 2017, CEQP’s self-insurance reserves were $12.6 million and $13.6 million. We estimate that $9.1 million of this balance will be paid subsequent to June 30, 2019. As such, CEQP has classified $9.1 million in other long-term liabilities on its consolidated balance sheet at June 30, 2018. At June 30, 2018 and December 31, 2017, CMLP’s self insurance reserves were $10.7 million and $11.6 million. CMLP estimates that $7.6 million of this balance will be paid subsequent to June 30, 2019. As such, CMLP has classified $7.6 million in other long-term liabilities on its consolidated balance sheet at June 30, 2018.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 5, and for a further description of our guarantees associated with our assets or businesses we have sold, see our 2017 Annual Report on Form 10-K.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2018 and December 31, 2017, we have no amounts accrued for these guarantees.

Note 12 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues at CEQP and CMLP	$0.3	$0.4	$0.6	$0.9
Costs of product/services sold at CEQP and CMLP(1)	$32.2	$4.0	$45.3	$8.1
Operations and maintenance expenses at CEQP and CMLP(2)	$7.3	$5.0	$14.0	$9.8
General and administrative expenses charged by CEQP to CMLP, net(3)	$4.9	$4.9	$10.5	$10.4
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(4)	$(4.4)	$0.6	$(4.8)	$(0.2)

(1)
Includes $15.2 million and $28.3 million during the three and six months ended June 30, 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian and $17.0 million during both periods in 2018 related to an agency marketing agreement with Ascent Resources - Utica, LLC (Ascent). Includes $4.0 million and $8.1 million representing natural gas purchases from Sabine for the three and six months ended June 30, 2017. Ascent and Sabine are affiliates of Crestwood Holdings.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of income. During the three and six months ended June 30, 2018, we charged $2.1 million and $4.2 million to Stagecoach Gas, $0.9 million and $2.0 million to Tres Palacios, $4.1 million and $7.5 million to Crestwood Permian and $0.2 million and $0.3 million to Jackalope. During the three and six months ended June 30, 2017, we charged $1.9 million and $4.5 million to Stagecoach Gas, $0.9 million and $1.8 million to Tres Palacios, $2.1 million and $3.3 million to Crestwood Permian, and $0.1 million and $0.2 million to Jackalope.

(3)
Includes $5.7 million and $12.1 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2018 and $5.6 million and $11.9 million for the three and six months ended June 30, 2017. In addition, includes $0.8 million and $1.6 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2018 and $0.7 million and $1.5 million during the three and six months ended June 30, 2017.

(4)
Includes $4.6 million and $5.4 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and six months ended June 30, 2018 and less than $0.1 million and $0.8 million during the three and six months ended June 30, 2017.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	June 30, 2018	December 31, 2017
Accounts receivable at CEQP and CMLP	$3.4	$7.1
Accounts payable at CEQP	$18.9	$7.4
Accounts payable at CMLP	$16.4	$5.0

Note 13 – Segments

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(21.5)	$0.3	$12.6	$(19.1)
Add:
Interest and debt expense, net	24.3	24.1	48.7	50.6
Loss on modification/extinguishment of debt	—	0.4	—	37.7
Provision (benefit) for income taxes	0.2	—	0.2	(0.1)
Depreciation, amortization and accretion	44.5	48.7	89.6	97.1
EBITDA	$47.5	$73.5	$151.1	$166.2

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(23.5)	$(1.9)	$8.9	$(23.3)
Add:
Interest and debt expense, net	24.3	24.1	48.7	50.6
Loss on modification/extinguishment of debt	—	0.4	—	37.7
Provision (benefit) for income taxes	0.1	—	0.1	(0.1)
Depreciation, amortization and accretion	47.4	51.4	95.2	102.6
EBITDA	$48.3	$74.0	$152.9	$167.5

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2018 and 2017 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in Note 2. Included in earnings from unconsolidated affiliates, net below was approximately $9.9 million and $8.2 million of depreciation and amortization expense, gains (losses) on long-lived assets, net, and interest expense related to our equity investments for the three months ended June 30, 2018 and 2017 and $19.6 million and $15.7 million for the six months ended June 30, 2018 and 2017.

Crestwood Equity

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$255.5	$5.1	$579.9	$—	$840.5
Intersegment revenues	45.4	2.5	(47.9)	—	—
Costs of product/services sold	208.8	0.1	516.5	—	725.4
Operations and maintenance expense	17.8	0.8	13.3	—	31.9
General and administrative expense	—	—	—	23.4	23.4
Loss on long-lived assets, net	—	—	(24.4)	—	(24.4)
Earnings from unconsolidated affiliates, net	4.5	7.5	—	—	12.0
Other income, net	—	—	—	0.1	0.1
EBITDA	$78.8	$14.2	$(22.2)	$(23.3)	$47.5
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,584.9	$1,025.6	$600.3	$31.1	$4,241.9

	Three Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$405.1	$8.5	$436.7	$—	$850.3
Intersegment revenues	34.1	1.7	(35.8)	—	—
Costs of product/services sold	354.7	0.1	374.8	—	729.6
Operations and maintenance expense	18.2	1.3	14.7	—	34.2
General and administrative expense	—	—	—	22.7	22.7
Earnings from unconsolidated affiliates, net	1.8	7.8	—	—	9.6
Other income, net	—	—	—	0.1	0.1
EBITDA	$68.1	$16.6	$11.4	$(22.6)	$73.5

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$595.8	$9.3	$1,350.4	$—	$1,955.5
Intersegment revenues	86.7	4.5	(91.2)	—	—
Costs of product/services sold	496.5	0.2	1,194.5	—	1,691.2
Operations and maintenance expense	35.5	1.6	29.3	—	66.4
General and administrative expense	—	—	—	47.3	47.3
Gain (loss) on long-lived assets, net	0.1	—	(24.2)	—	(24.1)
Earnings from unconsolidated affiliates, net	10.2	14.2	—	—	24.4
Other income, net	—	—	—	0.2	0.2
EBITDA	$160.8	$26.2	$11.2	$(47.1)	$151.1
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,584.9	$1,025.6	$600.3	$31.1	$4,241.9

	Six Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$773.7	$18.5	$886.2	$—	$1,678.4
Intersegment revenues	64.4	3.5	(67.9)	—	—
Costs of product/services sold	671.3	0.1	741.7	—	1,413.1
Operations and maintenance expense	35.6	2.4	29.9	—	67.9
General and administrative expense	—	—	—	49.1	49.1
Earnings from unconsolidated affiliates, net	3.4	14.3	—	—	17.7
Other income, net	—	—	—	0.2	0.2
EBITDA	$134.6	$33.8	$46.7	$(48.9)	$166.2

Crestwood Midstream

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$255.5	$5.1	$579.9	$—	$840.5
Intersegment revenues	45.4	2.5	(47.9)	—	—
Costs of product/services sold	208.8	0.1	516.5	—	725.4
Operations and maintenance expense	17.8	0.8	13.3	—	31.9
General and administrative expense	—	—	—	22.5	22.5
Loss on long-lived assets, net	—	—	(24.4)	—	(24.4)
Earnings from unconsolidated affiliates, net	4.5	7.5	—	—	12.0
EBITDA	$78.8	$14.2	$(22.2)	$(22.5)	$48.3
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,765.6	$1,025.6	$600.3	$24.0	$4,415.5

	Three Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$405.1	$8.5	$436.7	$—	$850.3
Intersegment revenues	34.1	1.7	(35.8)	—	—
Costs of product/services sold	354.7	0.1	374.8	—	729.6
Operations and maintenance expense	18.2	1.3	14.7	—	34.2
General and administrative expense	—	—	—	22.1	22.1
Earnings from unconsolidated affiliates, net	1.8	7.8	—	—	9.6
EBITDA	$68.1	$16.6	$11.4	$(22.1)	$74.0

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$595.8	$9.3	$1,350.4	$—	$1,955.5
Intersegment revenues	86.7	4.5	(91.2)	—	—
Costs of product/services sold	496.5	0.2	1,194.5	—	1,691.2
Operations and maintenance expense	35.5	1.6	29.3	—	66.4
General and administrative expense	—	—	—	45.3	45.3
Gain (loss) on long-lived assets, net	0.1	—	(24.2)	—	(24.1)
Earnings from unconsolidated affiliates, net	10.2	14.2	—	—	24.4
EBITDA	$160.8	$26.2	$11.2	$(45.3)	$152.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,765.6	$1,025.6	$600.3	$24.0	$4,415.5

	Six Months Ended June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$773.7	$18.5	$886.2	$—	$1,678.4
Intersegment revenues	64.4	3.5	(67.9)	—	—
Costs of product/services sold	671.3	0.1	741.7	—	1,413.1
Operations and maintenance expense	35.6	2.4	29.9	—	67.9
General and administrative expense	—	—	—	47.6	47.6
Earnings from unconsolidated affiliates, net	3.4	14.3	—	—	17.7
EBITDA	$134.6	$33.8	$46.7	$(47.6)	$167.5

In conjunction with the adoption of the provisions of Topic 606, we began reporting our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2018, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the table below for disaggregation of our revenues (in millions).

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$33.9	$—	$—	$—	$33.9
Crude oil	9.4	—	—	—	9.4
Water	13.7	—	—	—	13.7
Processing
Natural gas	2.7	—	—	—	2.7
NGLs	—	—	2.4	—	2.4
Compression
Natural gas	7.9	—	—	—	7.9
Storage
Crude oil	0.4	1.2	—	(0.3)	1.3
NGLs	—	—	2.3	—	2.3
Pipeline
Crude oil	—	1.4	—	(0.5)	0.9
Transportation
Crude oil	0.6	—	1.7	—	2.3
NGLs	—	—	9.7	—	9.7
Water	—	—	—	—	—
Rail Loading			—
Crude oil	—	4.7	—	(1.5)	3.2
NGLs	—	—	1.1	—	1.1
Product Sales
Natural gas	11.9	—	8.9	(2.8)	18.0
Crude oil	197.7	—	266.0	(37.0)	426.7
NGLs	22.7	—	254.8	(5.6)	271.9
Other	—	0.3	—	(0.2)	0.1
Total Topic 606 revenues	300.9	7.6	546.9	(47.9)	807.5
Non-Topic 606 revenues(1)	—	—	33.0	—	33.0
Total revenues	$300.9	$7.6	$579.9	$(47.9)	$840.5

(1)	Represents revenues related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$69.3	$—	$—	$—	$69.3
Crude oil	18.6	—	—	—	18.6
Water	25.8	—	—	—	25.8
Processing
Natural gas	5.4	—	—	—	5.4
NGLs	—	—	4.1	—	4.1
Compression
Natural gas	15.5	—	—	—	15.5
Storage
Crude oil	0.9	1.8	—	(0.5)	2.2
NGLs	—	—	5.5	—	5.5
Pipeline
Crude oil	—	2.6	—	(1.0)	1.6
Transportation
Crude oil	1.2	—	2.9	—	4.1
NGLs	—	—	19.4	—	19.4
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	8.7	—	(2.5)	6.2
NGLs	—	—	2.2	—	2.2
Product Sales
Natural gas	25.3	—	16.7	(6.7)	35.3
Crude oil	477.6	—	456.6	(69.3)	864.9
NGLs	42.9	—	712.0	(10.7)	744.2
Other	—	0.7	—	(0.5)	0.2
Total Topic 606 revenues	682.5	13.8	1,219.6	(91.2)	1,824.7
Non-Topic 606 revenues(1)	—	—	130.8	—	130.8
Total revenues	$682.5	$13.8	$1,350.4	$(91.2)	$1,955.5

(1)	Represents revenues related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

Note 14 – Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure, Crestwood Niobrara, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of the senior notes, is Crestwood Midstream’s 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
June 30, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$5.7	$—	$—	$—	$5.7
Accounts receivable	—	321.3	3.0	—	324.3
Inventory	—	73.6	—	—	73.6
Other current assets	—	68.3	—	—	68.3
Total current assets	5.7	463.2	3.0	—	471.9

Property, plant and equipment, net	—	2,071.3	—	—	2,071.3
Goodwill and intangible assets, net	—	713.2	—	—	713.2
Investment in consolidated affiliates	3,670.6	—	—	(3,670.6)	—
Investment in unconsolidated affiliates	—	—	1,156.7	—	1,156.7
Other assets	—	2.4	—	—	2.4
Total assets	$3,676.3	$3,250.1	$1,159.7	$(3,670.6)	$4,415.5

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$307.8	$—	$—	$307.8
Other current liabilities	20.7	87.4	—	—	108.1
Total current liabilities	20.7	395.2	—	—	415.9

Long-term liabilities:
Long-term debt, less current portion	1,561.0	—	—	—	1,561.0
Other long-term liabilities	—	106.7	57.0	—	163.7
Deferred income taxes	—	0.6	—	—	0.6

Partners’ capital	2,094.6	2,747.6	923.0	(3,670.6)	2,094.6
Interest of non-controlling partners in subsidiary	—	—	179.7	—	179.7
Total partners’ capital	2,094.6	2,747.6	1,102.7	(3,670.6)	2,274.3
Total liabilities and partners’ capital	$3,676.3	$3,250.1	$1,159.7	$(3,670.6)	$4,415.5

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$840.5	$—	$—	$840.5
Costs of product/services sold	—	725.4	—	—	725.4
Operating expenses and other:
Operations and maintenance	—	31.9	—	—	31.9
General and administrative	12.1	10.4	—	—	22.5
Depreciation, amortization and accretion	—	47.4	—	—	47.4
Loss on long-lived assets, net	—	24.4	—	—	24.4
	12.1	114.1	—	—	126.2
Operating income (loss)	(12.1)	1.0	—	—	(11.1)
Earnings from unconsolidated affiliates, net	—	—	12.0	—	12.0
Interest and debt expense, net	(24.3)	—	—	—	(24.3)
Equity in net income (loss) of subsidiaries	8.9	—	—	(8.9)	—
Income (loss) before income taxes	(27.5)	1.0	12.0	(8.9)	(23.4)
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	(27.5)	0.9	12.0	(8.9)	(23.5)
Net income attributable to non-controlling partners in subsidiaries	—	—	4.0	—	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$(27.5)	$0.9	$8.0	$(8.9)	$(27.5)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$850.3	$—	$—	$850.3
Costs of product/services sold	—	729.6	—	—	729.6
Operating expenses:
Operations and maintenance	—	34.2	—	—	34.2
General and administrative	16.6	5.5	—	—	22.1
Depreciation, amortization and accretion	—	51.4	—	—	51.4
	16.6	91.1	—	—	107.7
Operating income (loss)	(16.6)	29.6	—	—	13.0
Earnings from unconsolidated affiliates, net	—	—	9.6	—	9.6
Interest and debt expense, net	(24.1)	—	—	—	(24.1)
Loss on modification/extinguishment of debt	(0.4)	—	—	—	(0.4)
Equity in net income (loss) of subsidiaries	32.9	—	—	(32.9)	—
Net income (loss)	(8.2)	29.6	9.6	(32.9)	(1.9)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.3	—	6.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$(8.2)	$29.6	$3.3	$(32.9)	$(8.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,955.5	$—	$—	$1,955.5
Costs of product/services sold	—	1,691.2	—	—	1,691.2
Operating expenses and other:
Operations and maintenance	—	66.4	—	—	66.4
General and administrative	27.7	17.6	—	—	45.3
Depreciation, amortization and accretion	—	95.2	—	—	95.2
Loss on long-lived assets, net	—	24.1	—	—	24.1
	27.7	203.3	—	—	231.0
Operating income (loss)	(27.7)	61.0	—	—	33.3
Earnings from unconsolidated affiliates, net	—	—	24.4	—	24.4
Interest and debt expense, net	(48.7)	—	—	—	(48.7)
Equity in net income (loss) of subsidiaries	77.3	—	—	(77.3)	—
Income (loss) before income taxes	0.9	61.0	24.4	(77.3)	9.0
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	0.9	60.9	24.4	(77.3)	8.9
Net income attributable to non-controlling partners in subsidiaries	—	—	8.0	—	8.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$0.9	$60.9	$16.4	$(77.3)	$0.9

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,678.4	$—	$—	$1,678.4
Costs of product/services sold	—	1,413.1	—	—	1,413.1
Operating expenses:
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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(72.6)	$212.9	$24.1	$—	$164.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.4)	(116.3)	—	—	(118.7)
Investment in unconsolidated affiliates	—	—	(6.9)	—	(6.9)
Capital distributions from unconsolidated affiliates	—	—	23.9	—	23.9
Net proceeds from sale of assets	—	6.8	—	—	6.8
Capital distributions from consolidated affiliates	37.8	—	—	(37.8)	—
Net cash provided by (used in) investing activities	35.4	(109.5)	17.0	(37.8)	(94.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	847.1	—	—	—	847.1
Payments on long-term debt	(780.3)	(0.7)	—	—	(781.0)
Payments on capital leases	—	(0.7)	—	—	(0.7)
Distributions to partners	(120.0)	—	(3.3)	—	(123.3)
Distributions to parent	—	—	(37.8)	37.8	—
Taxes paid for unit-based compensation vesting	—	(6.9)	—	—	(6.9)
Change in intercompany balances	95.1	(95.1)	—	—	—
Net cash provided by (used in) financing activities	41.9	(103.4)	(41.1)	37.8	(64.8)

Net change in cash	4.7	—	—	—	4.7
Cash at beginning of period	1.0	—	—	—	1.0
Cash at end of period	$5.7	$—	$—	$—	$5.7

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(83.2)	$202.7	$16.6	$—	$136.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.8)	(85.9)	—	—	(88.7)
Investment in unconsolidated affiliates	—	—	(18.5)	—	(18.5)
Capital distributions from unconsolidated affiliates	—	—	21.1	—	21.1
Net proceeds from sale of assets	—	1.0	—	—	1.0
Capital distributions from consolidated affiliates	11.6	—	—	(11.6)	—
Net cash provided by (used in) investing activities	8.8	(84.9)	2.6	(11.6)	(85.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,680.4	—	—	—	1,680.4
Payments on long-term debt	(1,629.6)	(0.7)	—	—	(1,630.3)
Payments on capital leases	—	(1.3)	—	—	(1.3)
Payments for debt-related deferred costs	(1.0)	—	—	—	(1.0)
Distributions to partners	(86.9)	—	(7.6)	—	(94.5)
Distributions to parent	—	—	(11.6)	11.6	—
Taxes paid for unit-based compensation vesting	—	(3.6)	—	—	(3.6)
Change in intercompany balances	112.2	(112.2)	—	—	—
Net cash provided by (used in) financing activities	75.1	(117.8)	(19.2)	11.6	(50.3)

Net change in cash	0.7	—	—	—	0.7
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$2.0	$—	$—	$—	$2.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

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

Through the challenging market environment since 2014, we have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce approximately $1 billion of long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv) forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale, Delaware Permian and Powder River Basin. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities in the Bakken Shale, Delaware Permian and Powder River Basin in the near term, while closely monitoring longer-term expansion opportunities in the northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on the improving market conditions around many of our core assets.

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

We are also constructing a 120 MMcf/d cryogenic plant that we anticipate will be placed in-service in the third quarter of 2019 to fulfill 100% of the processing requirements for producers on the Arrow system upon expiration of third-party processing contracts in the third quarter 2019. Upon completion of the expansion, we expect to have 150 MMcf/d of gas processing capacity in the Bakken. We believe the expansion of our gas processing capacity on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers and reduce flaring of natural gas, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation.

We expect to invest approximately $400 million on these water, gas and plant expansions and upgrades in 2018 and 2019.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our joint ventures. In July 2018, our Crestwood Permian joint venture completed construction and began processing volumes at the Orla plant, a 200 MMcf/d natural gas processing facility in Orla, Texas. Concurrently with the completion of the Orla plant, Crestwood Permian brought into service the Orla Express Pipeline, a 33 mile, 20-inch high pressure line connecting the existing Willow Lake system with the Orla plant. We are also evaluating expansion opportunities to provide midstream services for crude oil and produced water, including crude gathering, crude oil and condensate storage and terminalling, condensate stabilization, truck loading/unloading options and connections to third party pipelines and produced water gathering, disposal and recycling.

Crestwood Permian Basin has a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system (the Nautilus system) in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system will be constructed to ultimately include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. In addition, the Orla processing plant described above, will be further expanded and integrated to connect the Nautilus gas gathering system to the Orla plant, which Crestwood Permian expects to be fully in-service during the third quarter of 2018.

In July 2018, a subsidiary of Crestwood Permian Basin Holdings LLC, entered into an Asset Purchase, Ownership and Operation Agreement with Epic Y-Grade Pipeline, LP (EPIC) to acquire an undivided interest in 80,000 Bbls/d of capacity in a segment of their pipeline from Orla, Texas to Benedum, Texas, where the pipeline interconnects with Chevron Phillips Chemical Company, LP’s (Chevron Phillips) pipeline. Contemporaneous with this transaction, the subsidiary of Crestwood Permian Basin Holdings LLC also entered into a purchase and sale agreement with Chevron Phillips to sell a dedicated volume of barrels to be delivered off the EPIC pipeline to Chevron Phillips’ pipeline. Our ownership in the EPIC pipeline provides a competitive NGL takeaway solution to continue growing our G&P footprint in the Delaware Basin. Additionally, going forward, we are positioned to securely and economically move Orla NGL products into Gulf Coast markets which provides our customers optionality and flow assurance that creates a unique competitive advantage for us.

Powder River Basin. In the Powder River Basin, our Jackalope joint venture with Williams Partners LP (Williams) continues to benefit from increased drilling activity and better than anticipated well results. We and Williams are expanding the Jackalope gathering system and associated Bucking Horse processing plant to increase processing capacity to 345 MMcf/d by the end of 2019 to meet growing customer demand in the Powder River Basin. As part of the expansion, the current capacity of the Bucking Horse processing plant will increase from 120 MMcf/d to 145 MMcf/d by the end of the fourth quarter of 2018. The expansion also includes plans to add a second plant on the current Bucking Horse footprint by the end of 2019 which will add an additional 200 MMcf/d to the Jackalope gathering system.

Marketing, Supply and Logistics

West Coast. In June 2018, we entered into an agreement with a third-party to sell our West Coast facilities included in our Marketing, Supply and Logistics segment, which are further described in our 2017 Annual Report on Form 10-K. The sale is contingent upon customary approvals and satisfaction of certain other closing conditions, and we expect to close the sale during the third quarter of 2018. We expect to use the proceeds from the sale of our West Coast facilities to reduce borrowings under the Credit Facility and to fund our on-going organic growth projects in the Bakken, Delaware Permian and Powder River Basin discussed above.

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
Effective December 2017, the Tax Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate.  On March 15, 2018, the Federal Energy Regulatory Commission (FERC) issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates.  Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates.  On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from providing support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. Also on July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action.

On March 15, 2018, the FERC also issued a Notice of Inquiry (NOI) requesting comments about whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation.  Comments on the NOI were filed by May 21, 2018, and any actions the FERC may take following receipt of these responses to the NOI are unknown at this time, but could impact the rates midstream companies are permitted to charge its customers for transportation services in the future.

In addition, the FERC issued a NOI on April 19, 2018 (Certificate Policy Statement NOI), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. Comments on the Certificate Policy Statement NOI were due on July 25, 2018, and we are unable to predict what, if any, changes may be proposed as a result of the NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective.  We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.

Although we do not have any consolidated operations that have FERC-regulated pipelines, two of our equity investments (Stagecoach Gas Services LLC and Tres Palacios Holdings LLC) have FERC-regulated operations. These equity investments receive revenues from contracts that primarily have market-based rates or negotiated rates that are not tied to cost-of-service rates, and we currently do not expect rates subject to negotiated rates or market-based rates to be affected by the Revised Policy Statement, the Final Rule or any final regulations that may result from the NOI. As a result, we currently do not believe that the Revised Policy Statement, the Final Rule or NOI will have a material impact on our results of operations, but we continue to monitor developments at the FERC related to these matters to assess whether the final regulations could have an impact on the future results of our equity investments.

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
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and six months ended June 30, 2018 and 2017 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$840.5	$850.3	$1,955.5	$1,678.4	$840.5	$850.3	$1,955.5	$1,678.4
Costs of product/services sold	725.4	729.6	1,691.2	1,413.1	725.4	729.6	1,691.2	1,413.1
Operations and maintenance expense	31.9	34.2	66.4	67.9	31.9	34.2	66.4	67.9
General and administrative expense	23.4	22.7	47.3	49.1	22.5	22.1	45.3	47.6
Depreciation, amortization and accretion	44.5	48.7	89.6	97.1	47.4	51.4	95.2	102.6
Loss on long-lived assets, net	(24.4)	—	(24.1)	—	(24.4)	—	(24.1)	—
Operating income (loss)	(9.1)	15.1	36.9	51.2	(11.1)	13.0	33.3	47.2
Earnings from unconsolidated affiliates, net	12.0	9.6	24.4	17.7	12.0	9.6	24.4	17.7
Interest and debt expense, net	(24.3)	(24.1)	(48.7)	(50.6)	(24.3)	(24.1)	(48.7)	(50.6)
Loss on modification/extinguishment of debt	—	(0.4)	—	(37.7)	—	(0.4)	—	(37.7)
Other income, net	0.1	0.1	0.2	0.2	—	—	—	—
(Provision) benefit for income taxes	(0.2)	—	(0.2)	0.1	(0.1)	—	(0.1)	0.1
Net income (loss)	(21.5)	0.3	12.6	(19.1)	(23.5)	(1.9)	8.9	(23.3)
Add:
Interest and debt expense, net	24.3	24.1	48.7	50.6	24.3	24.1	48.7	50.6
Loss on modification/extinguishment of debt	—	0.4	—	37.7	—	0.4	—	37.7
Provision (benefit) for income taxes	0.2	—	0.2	(0.1)	0.1	—	0.1	(0.1)
Depreciation, amortization and accretion	44.5	48.7	89.6	97.1	47.4	51.4	95.2	102.6
EBITDA	47.5	73.5	151.1	166.2	48.3	74.0	152.9	167.5
Unit-based compensation charges	10.3	5.4	17.5	12.7	10.3	5.4	17.5	12.7
Loss on long-lived assets, net	24.4	—	24.1	—	24.4	—	24.1	—
Earnings from unconsolidated affiliates, net	(12.0)	(9.6)	(24.4)	(17.7)	(12.0)	(9.6)	(24.4)	(17.7)
Adjusted EBITDA from unconsolidated affiliates, net	21.9	17.8	44.0	33.4	21.9	17.8	44.0	33.4
Change in fair value of commodity inventory-related derivative contracts	10.1	3.7	(10.1)	(14.9)	10.1	3.7	(10.1)	(14.9)
Significant transaction and environmental related costs and other items	0.7	6.5	2.4	8.5	0.7	6.5	2.4	8.5
Adjusted EBITDA	$102.9	$97.3	$204.6	$188.2	$103.7	$97.8	$206.4	$189.5

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net cash provided by operating activities	$11.3	$74.0	$160.0	$132.9	$13.0	$76.1	$164.4	$136.1
Net changes in operating assets and liabilities	48.7	(16.8)	(12.8)	(1.6)	47.9	(18.3)	(15.2)	(2.8)
Amortization of debt-related deferred costs	(1.8)	(1.7)	(3.6)	(3.5)	(1.8)	(1.7)	(3.6)	(3.5)
Interest and debt expense, net	24.3	24.1	48.7	50.6	24.3	24.1	48.7	50.6
Unit-based compensation charges	(10.3)	(5.4)	(17.5)	(12.7)	(10.3)	(5.4)	(17.5)	(12.7)
Loss on long-lived assets, net	(24.4)	—	(24.1)	—	(24.4)	—	(24.1)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.4)	(0.8)	0.2	(0.5)	(0.4)	(0.8)	0.2	(0.5)
Deferred income taxes	—	0.1	0.2	0.7	—	—	0.1	—
Provision (benefit) for income taxes	0.2	—	0.2	(0.1)	0.1	—	0.1	(0.1)
Other non-cash (income) expense	(0.1)	—	(0.2)	0.4	(0.1)	—	(0.2)	0.4
EBITDA	47.5	73.5	151.1	166.2	48.3	74.0	152.9	167.5
Unit-based compensation charges	10.3	5.4	17.5	12.7	10.3	5.4	17.5	12.7
Loss on long-lived assets, net	24.4	—	24.1	—	24.4	—	24.1	—
Earnings from unconsolidated affiliates, net	(12.0)	(9.6)	(24.4)	(17.7)	(12.0)	(9.6)	(24.4)	(17.7)
Adjusted EBITDA from unconsolidated affiliates, net	21.9	17.8	44.0	33.4	21.9	17.8	44.0	33.4
Change in fair value of commodity inventory-related derivative contracts	10.1	3.7	(10.1)	(14.9)	10.1	3.7	(10.1)	(14.9)
Significant transaction and environmental related costs and other items	0.7	6.5	2.4	8.5	0.7	6.5	2.4	8.5
Adjusted EBITDA	$102.9	$97.3	$204.6	$188.2	$103.7	$97.8	$206.4	$189.5

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$255.5	$5.1	$579.9	$405.1	$8.5	$436.7
Intersegment revenues	45.4	2.5	(47.9)	34.1	1.7	(35.8)
Costs of product/services sold	208.8	0.1	516.5	354.7	0.1	374.8
Operations and maintenance expenses	17.8	0.8	13.3	18.2	1.3	14.7
Loss on long-lived assets, net	—	—	(24.4)	—	—	—
Earnings from unconsolidated affiliates, net	4.5	7.5	—	1.8	7.8	—
EBITDA	$78.8	$14.2	$(22.2)	$68.1	$16.6	$11.4

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$595.8	$9.3	$1,350.4	$773.7	$18.5	$886.2
Intersegment revenues	86.7	4.5	(91.2)	64.4	3.5	(67.9)
Costs of product/services sold	496.5	0.2	1,194.5	671.3	0.1	741.7
Operations and maintenance expenses	35.5	1.6	29.3	35.6	2.4	29.9
Gain (loss) on long-lived assets, net	0.1	—	(24.2)	—	—	—
Earnings from unconsolidated affiliates, net	10.2	14.2	—	3.4	14.3	—
EBITDA	$160.8	$26.2	$11.2	$134.6	$33.8	$46.7

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2018 compared to the same periods in 2017.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $10.7 million and $26.2 million during the three and six months ended June 30, 2018 compared to the same periods in 2017. Our gathering and processing segment’s costs of product/services sold decreased by approximately $145.9 million and $174.8 million during the three and six months ended June 30, 2018 compared to the same periods in 2017, and our revenues also experienced a decrease of $138.3 million and $155.6 million during the same periods.

Our gathering and processing segment’s revenues and product costs were impacted by the modified retrospective adoption of Topic 606 during the three and six months ended June 30, 2018, which decreased its second quarter 2018 revenues and product costs by approximately $260.3 million and $263.2 million, respectively, and decreased its six months 2018 revenues and product costs by approximately $429.1 million and $434.8 million, respectively. Also impacting our gathering and processing segment’s EBITDA during the three and six months ended June 30, 2018 compared to the same periods in 2017, were lower revenues of approximately $15.6 million and $30.2 million from our Permian operations as a result of the deconsolidation of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico) in June 2017, and lower costs of product/services sold of approximately $11.2 million and $21.8 million during the same periods.

The remaining variance in our gathering and processing segment’s revenues (approximately $137.6 million and $303.7 million during the three and six months ended June 30, 2018 compared to the same periods in 2017) and costs of product/services sold (approximately $128.5 million and $281.8 million during the three and six months ended June 30, 2018 compared to the same periods in 2017), was primarily driven by our Arrow operations. During the three and six months ended June 30, 2018, Arrow experienced higher average prices on its agreements under which it purchases and sells crude oil. In addition, crude, natural gas and water volumes gathered by our Arrow system increased by 4%, 33% and 22%, respectively, during the six months ended June 30, 2018 compared to the same period in 2017, driven by increased producer activity and expanded capacity on our Arrow system. In addition, during late 2017, the Bear Den processing plant was placed into service, which increased natural gas volumes gathered and processed on the Arrow system.

Our gathering and processing segment’s operations and maintenance expenses were relatively flat during the three and six months ended June 30, 2018 compared to the same periods in 2017.

Our gathering and processing segment’s EBITDA was also impacted by an increase in earnings from unconsolidated affiliates of approximately $2.7 million and $6.8 million during the three and six months ended June 30, 2018 compared to the same periods in 2017. These increases were driven by our Jackalope equity investment due to an increase in its gathering and processing volumes during the three and six months ended June 30, 2018 compared to the same periods in 2017. In addition, our equity earnings from our Crestwood Permian equity investment increased during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to the Nautilus system coming online in June 2017 and the contribution of Crestwood New Mexico to Crestwood Permian in June 2017.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $2.4 million and $7.6 million during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to a reduction in revenues of approximately $2.6 million and $8.2 million, respectively, from our COLT Hub operations. These decreases were primarily due to a reduction in the COLT Hub’s rail throughput revenues, resulting from a 22% decrease in rail loading volumes and decreased demand and rates for our rail loading services during the six months ended June 30, 2018 compared to the same period in 2017. The reduction in rail loading services from our COLT Hub operations also resulted in lower operations and maintenance expenses during the three and six months ended June 30, 2018 of approximately $0.5 million and $0.8 million compared to the same periods in 2017.

Our storage and transportation segment’s costs of product/services sold and earnings from unconsolidated affiliates were relatively flat during the three and six months ended June 30, 2018 compared to the same periods in 2017. Beginning with the third quarter of 2018, our equity earnings from our Stagecoach equity investment will be based on 40% of earnings from this equity investment, an increase from the current 35%, which may impact the trend of our equity earnings going forward.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $33.6 million and $35.5 million during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to a $24.4 million loss on sale of long-lived assets recorded during the second quarter of 2018 primarily related to our West Coast facilities. See Item 1. Financial Statements, Note 2 for a further discussion of the sale of our West Coast facilities. In addition, our marketing, supply and logistics segment’s EBITDA was also impacted by lower revenues and costs of product/services sold related to US Salt, LLC, which we sold in December 2017, resulting in lower revenues of approximately $17.2 million and $32.8 million compared to the same periods in 2017, and lower costs of product/services sold of approximately $9.8 million and $18.8 million during the same periods.

EBITDA for our marketing, supply and logistics segment (excluding the impacts from the sale of US Salt described above) was also impacted by an increase in its revenues of approximately $148.3 million and $473.7 million during the three and six months ended June 30, 2018 compared to the same periods in 2017, and an increase in its costs of product/services sold of approximately $151.5 million and $471.6 million during the same periods.

Our crude and natural gas marketing operations experienced a $148.9 million and $284.2 million increase in revenues during the three and six months ended June 30, 2018 compared to the same periods in 2017, and a $149.7 million and $285.9 million increase in costs of product/services sold during the same periods. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

The remaining $189.5 million increase in our revenues and $185.7 million increase in our costs of product/services sold during the six months ended June 30, 2018 was driven by our NGL Marketing and Logistics operations. During the three and six months ended June 30, 2018, our NGL Marketing and Logistics operations were able to capture more marketing opportunities to purchase and sell NGLs given the unusually cold weather during the early 2018 and NGL Marketing and Logistics opportunities surrounding our Bear Den processing plant, which was placed into service in late 2017. In addition, we experienced increased demand for trucking, rail, storage and terminal services as a result of an expanded US NGL supply base and market dislocations caused by increased NGL supplies from various high growth regions and regional pipeline outages. Included in our costs of product/services sold was a loss of $6.4 million and a gain of $1.4 million during the three and six months ended June 30, 2018, and a gain of $6.9 million and $1.5 million during the three and six months ended June 30, 2017 related to our price risk management activities.

During the three and six months ended June 30, 2018, our marketing, supply and logistics segment’s operations and maintenance expenses decreased by approximately $1.4 million and $0.6 million compared to the same periods in 2017, primarily due to our efforts to realign certain of its operations.

Other EBITDA Results

General and Administrative Expenses. During the six months ended June 30, 2018, our general and administrative expenses decreased by approximately $2 million compared to the same period in 2017, primarily due to the cost savings and realignment initiatives we undertook over the past several years to reduce the administrative costs of operating our business. General and administrative expenses during the three months ended June 30, 2018 were relatively flat compared to the same period in 2017.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and six months ended June 30, 2018, our depreciation, amortization and accretion expense decreased by approximately $4 million and $7 million compared to the same periods in 2017, primarily due to the deconsolidation of our Crestwood New Mexico operations in June 2017 and the sale of US Salt, LLC in December 2017.

Interest and Debt Expense, Net. Interest and debt expense, net decreased by approximately $1.9 million during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a decrease of approximately $3.8 million in interest expense on our senior notes due to repayments of certain of our senior notes during 2017, partially offset by a $2.6 million increase in interest expense on our credit facility due to higher outstanding balances during the period ended June 30, 2018. Interest and debt expense, net was relatively flat during the three months ended June 30, 2018 compared to the same period in 2017.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Credit facility	$5.4	$4.8	$10.4	$7.8
Senior notes	18.2	18.1	36.3	40.1
Other debt-related costs	1.8	1.9	3.6	3.7
Gross interest and debt expense	25.4	24.8	50.3	51.6
Less: capitalized interest	1.1	0.7	1.6	1.0
Interest and debt expense, net	$24.3	$24.1	$48.7	$50.6

Loss on Modification/Extinguishment of Debt. During the three and six months ended June 30, 2017, we recognized a loss on extinguishment of debt of approximately $0.4 million and $37.7 million in conjunction with the tender of the remaining principal amounts outstanding on certain of Crestwood Midstream’s senior notes.

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

As of June 30, 2018, we had $582.1 million of available capacity under our credit facility considering the most restrictive debt covenants in the credit agreement. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2018, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$160.0	$132.9
Net cash used in investing activities	(94.9)	(85.1)
Net cash used in financing activities	(60.3)	(47.1)

Operating Activities

Our operating cash flows increased by approximately $27.1 million during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily driven by a net cash inflow of approximately $11.2 million from working capital primarily resulting from higher proceeds from NGL inventory sales and other marketing activities in our marketing, supply and logistics operations as we exited a colder winter season during early 2018 compared to the same period in 2017. In addition, we experienced less working capital requirements related to our marketing, supply and logistics transportation operations due to the realignment of these operations in late 2017. We also experienced an increase in our gathering and processing segment’s operating revenues and costs of product/services sold of approximately $303.7 million and $281.8 million, respectively, primarily from our Arrow operations, which is further described above.

Investing Activities

Capital Expenditures. The energy midstream business is capital intensive, requiring significant investments for the acquisition or development of new facilities. We categorize our capital expenditures as either:

•	growth capital expenditures, which are made to construct additional assets, expand and upgrade existing systems, or acquire additional assets; or

•
maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets, extend their useful lives or comply with regulatory requirements.

We currently anticipate that our growth capital expenditures and our capital contributions to our equity investments will range from $300 million to $350 million during 2018, primarily focused on our gathering and processing expansion projects in the Bakken, Delaware Permian and Powder River Basin described in Segment Highlights above. We anticipate that our growth and reimbursable capital expenditures during 2018 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the six months ended June 30, 2018 (in millions).

Growth capital	$105.0
Maintenance capital	11.3
Other (1)	2.4
Purchases of property, plant and equipment	$118.7

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2018, we contributed approximately $6.9 million to our equity investments to fund their expansion projects described in Segment Highlights above.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2018 and 2017, included the following:

Equity Transactions

•
During the six months ended June 30, 2018, we made cash distributions of $30 million to our preferred unitholders; prior to September 30, 2017, we had the option to make quarterly distributions to our preferred unitholders by issuing additional preferred units;

•
In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE and issued new Series A-2 Preferred Units to Jackalope Holdings. We began making distributions to Jackalope Holdings on its Series A-2 Preferred Units during the three months ended June 30, 2018, and during that period, we distributed approximately $3.3 million to our non-controlling partner. During the six months ended June 30, 2017, we made distributions to our non-controlling partner of approximately $7.6 million; and

•
Our taxes paid for unit-based compensation vesting increased by approximately $3.3 million during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to higher vesting of unit-based compensation awards.

Debt Transactions

•
Our debt-related transactions during the six months ended June 30, 2018 resulted in net proceeds of approximately $66.1 million compared to net proceeds of approximately $49.1 million during the same period in 2017. The net increase during 2018 was primarily driven by an increase in borrowings under our Credit Facility to fund our capital expenditures primarily related to our Arrow expansion projects described in Segment Highlights above. During 2017, we repaid amounts outstanding under certain of Crestwood Midstream’s senior notes with the proceeds from the issuance of its $500 million, 5.75% unsecured notes due 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2017 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2017 to June 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

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

On March 15, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates.  Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates.  On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from providing support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. Also on July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action.

The FERC also issued a Notice of Inquiry (NOI) requesting comments about whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation.  Any actions the FERC will take related to the NOI are unknown at this time, but could impact the rates midstream companies are permitted to charge its customers for transportation services in the future. At this time, we cannot predict the outcome of the Revised Policy Statement, the Final Rule or NOI, but the rates that our equity investments with FERC-regulated operations are permitted to charge its customers for transportation services after the expiration of the existing negotiated rates could be impacted if they file a limited or general NGA Section 4 rate filing or if the FERC or customers challenge the cost-of-service rates our equity investments are authorized to charge.

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

3.5
Certificate of Amendment of Crestwood Equity GP LLC (the “General Partner”) (f/k/a Inergy GP, LLC) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.3A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.6
First Amended and Restated Limited Liability Company Agreement of Inergy GP, LLC dated as of September 27, 2012 (incorporated by reference to Exhibit 3.1 to Inergy, L.P.'s Form 8-K filed on September 27, 2012)

3.7
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of the General Partner entered into and effective as of October 7, 2013 (incorporated by reference to Exhibit 3.4A to Crestwood Equity Partners LP's Form 10-Q filed on November 8, 2013)

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated as of April 11, 2014 (incorporated herein by reference to Exhibit 3.1 to Crestwood Equity Partners LP's Form 8-K filed on April 11, 2014)

3.9
First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partner LP’s Form 8-K filed on October 1, 2015)

3.10
Second Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of November 8, 2017 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 13, 2017)

3.11
Third Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of May 30, 2018 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 4, 2018)

3.12
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP's Form 8-K filed on October 1, 2015)

3.13	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 2, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 2, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)