Form 10-Q
period 2018-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2018-11-01
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 29, 2018).

Crestwood Equity Partners LP	71,220,170
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$2.4	$1.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at September 30, 2018 and December 31, 2017	352.3	442.7
Inventory	91.8	68.4
Assets from price risk management activities	7.6	7.2
Assets held for sale	69.3	3.0
Prepaid expenses and other current assets	6.2	7.9
Total current assets	529.6	530.5
Property, plant and equipment	2,505.2	2,285.2
Less: accumulated depreciation and depletion	543.7	464.4
Property, plant and equipment, net	1,961.5	1,820.8
Intangible assets	770.3	788.8
Less: accumulated amortization	206.1	191.6
Intangible assets, net	564.2	597.2
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,166.9	1,183.0
Other non-current assets	5.6	5.8
Total assets	$4,366.4	$4,284.9
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$321.8	$349.4
Accrued expenses and other liabilities	114.1	105.9
Liabilities from price risk management activities	43.5	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	480.3	505.1
Long-term debt, less current portion	1,675.1	1,491.3
Other long-term liabilities	172.0	104.7
Deferred income taxes	3.1	3.3
Commitments and contingencies (Note 11)
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (71,635,616 and 70,721,563 common and subordinated units issued and outstanding at September 30, 2018 and December 31, 2017)	1,243.4	1,393.5
Preferred units (71,257,445 units issued and outstanding at both September 30, 2018 and December 31, 2017)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,855.4	2,005.5
Interest of non-controlling partner in subsidiary	180.5	175.0
Total partners’ capital	2,035.9	2,180.5
Total liabilities and partners’ capital	$4,366.4	$4,284.9
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product revenues:
Gathering and processing	$173.5	$353.3	$632.6	$971.7
Marketing, supply and logistics	671.5	502.0	1,987.6	1,353.7
	845.0	855.3	2,620.2	2,325.4
Services revenues:
Gathering and processing	68.8	80.6	205.4	235.0
Storage and transportation	3.5	6.2	12.8	24.7
Marketing, supply and logistics	12.6	13.0	46.4	47.5
Related party (Note 12)	0.3	0.5	0.9	1.4
	85.2	100.3	265.5	308.6
Total revenues	930.2	955.6	2,885.7	2,634.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs	770.8	843.3	2,391.5	2,223.7
Product costs - related party (Note 12)	45.7	3.7	91.0	11.8
Service costs	11.0	11.5	36.2	36.1
Total costs of products/services sold	827.5	858.5	2,518.7	2,271.6

Operating expenses and other:
Operations and maintenance	29.6	35.5	96.0	103.4
General and administrative	25.5	22.5	72.8	71.6
Depreciation, amortization and accretion	39.2	48.1	128.8	145.2
Loss on long-lived assets, net	3.6	6.3	27.7	6.3
	97.9	112.4	325.3	326.5
Operating income (loss)	4.8	(15.3)	41.7	35.9

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings from unconsolidated affiliates, net	15.1	11.5	39.5	29.2
Interest and debt expense, net	(25.1)	(24.2)	(73.8)	(74.8)
Loss on modification/extinguishment of debt	—	—	—	(37.7)
Other income, net	—	0.2	0.2	0.4
Income (loss) before income taxes	(5.2)	(27.8)	7.6	(47.0)
Provision for income taxes	—	(0.1)	(0.2)	—
Net income (loss)	(5.2)	(27.9)	7.4	(47.0)
Net income attributable to non-controlling partner	4.1	6.4	12.1	18.8
Net loss attributable to Crestwood Equity Partners LP	(9.3)	(34.3)	(4.7)	(65.8)
Net income attributable to preferred units	15.0	16.2	45.1	47.5
Net loss attributable to partners	$(24.3)	$(50.5)	$(49.8)	$(113.3)

Common unitholders’ interest in net loss	$(24.3)	$(50.5)	$(49.8)	$(113.3)
Net loss per limited partner unit:
Basic	$(0.34)	$(0.72)	$(0.70)	$(1.63)
Diluted	$(0.34)	$(0.72)	$(0.70)	$(1.63)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	71,212	69,725	71,201	69,692
Dilutive	—	—	—	—
Diluted	71,212	69,725	71,201	69,692

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(5.2)	$(27.9)	$7.4	$(47.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	0.3	(0.1)	(0.6)
Comprehensive income (loss)	(5.2)	(27.6)	7.3	(47.6)
Comprehensive income attributable to non-controlling partner	4.1	6.4	12.1	18.8
Comprehensive loss attributable to Crestwood Equity Partners LP	$(9.3)	$(34.0)	$(4.8)	$(66.4)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5
Cumulative effect of accounting change (Note 2)	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(45.0)	—	—	(128.1)	(6.6)	(179.7)
Unit-based compensation charges	—	—	1.1	—	27.9	—	27.9
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(6.9)	—	(6.9)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.1)	—	(0.1)
Other	—	(0.1)	—	—	(0.6)	—	(0.7)
Net income (loss)	—	45.1	—	—	(49.8)	12.1	7.4
Balance at September 30, 2018	71.3	$612.0	71.2	0.4	$1,243.4	$180.5	$2,035.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income (loss)	$7.4	$(47.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	128.8	145.2
Amortization of debt-related deferred costs	5.4	5.4
Unit-based compensation charges	27.9	18.9
Loss on long-lived assets, net	27.7	6.3
Loss on modification/extinguishment of debt	—	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.3)	(2.5)
Deferred income taxes	(0.2)	(0.7)
Other	0.2	(0.3)
Changes in operating assets and liabilities	4.0	65.2
Net cash provided by operating activities	200.9	228.2
Investing activities
Purchases of property, plant and equipment	(205.7)	(134.4)
Investment in unconsolidated affiliates	(27.7)	(46.5)
Capital distributions from unconsolidated affiliates	34.6	35.3
Net proceeds from sale of assets	8.6	1.3
Net cash used in investing activities	(190.2)	(144.3)
Financing activities
Proceeds from the issuance of long-term debt	1,152.1	2,209.8
Payments on long-term debt	(973.7)	(2,159.2)
Payments on capital leases	(1.1)	(2.2)
Payments for debt-related deferred costs	—	(1.0)
Distributions to partners	(128.1)	(125.4)
Distributions to non-controlling partner	(6.6)	(11.4)
Distribution to preferred unit holders	(45.0)	—
Issuance of common units	—	10.6
Taxes paid for unit-based compensation vesting	(6.9)	(5.3)
Other	(0.3)	—
Net cash used in financing activities	(9.6)	(84.1)
Net change in cash	1.1	(0.2)
Cash at beginning of period	1.3	1.6
Cash at end of period	$2.4	$1.4
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(1.6)	$(15.4)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$2.0	$1.0
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at September 30, 2018 and December 31, 2017	350.0	442.6
Inventory	91.8	68.4
Assets from price risk management activities	7.6	7.2
Assets held for sale	69.3	3.0
Prepaid expenses and other current assets	6.2	7.9
Total current assets	526.9	530.1
Property, plant and equipment	2,835.2	2,615.3
Less: accumulated depreciation and depletion	697.7	607.8
Property, plant and equipment, net	2,137.5	2,007.5
Intangible assets	770.3	773.3
Less: accumulated amortization	206.1	177.6
Intangible assets, net	564.2	595.7
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,166.9	1,183.0
Other non-current assets	2.3	2.4
Total assets	$4,536.4	$4,466.3
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$319.2	$346.8
Accrued expenses and other liabilities	113.2	104.7
Liabilities from price risk management activities	43.5	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	476.8	501.3
Long-term debt, less current portion	1,675.1	1,491.3
Other long-term liabilities	169.4	102.6
Deferred income taxes	0.6	0.7
Commitments and contingencies (Note 11)
Partners’ capital	2,034.0	2,195.4
Interest of non-controlling partner in subsidiary	180.5	175.0
Total partners’ capital	2,214.5	2,370.4
Total liabilities and partners’ capital	$4,536.4	$4,466.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product revenues:
Gathering and processing	$173.5	$353.3	$632.6	$971.7
Marketing, supply and logistics	671.5	502.0	1,987.6	1,353.7
	845.0	855.3	2,620.2	2,325.4
Service revenues:
Gathering and processing	68.8	80.6	205.4	235.0
Storage and transportation	3.5	6.2	12.8	24.7
Marketing, supply and logistics	12.6	13.0	46.4	47.5
Related party (Note 12)	0.3	0.5	0.9	1.4
	85.2	100.3	265.5	308.6
Total revenues	930.2	955.6	2,885.7	2,634.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs	770.8	843.3	2,391.5	2,223.7
Product costs - related party (Note 12)	45.7	3.7	91.0	11.8
Service costs	11.0	11.5	36.2	36.1
Total costs of product/services sold	827.5	858.5	2,518.7	2,271.6

Operating expenses and other:
Operations and maintenance	29.6	35.5	96.0	103.4
General and administrative	24.6	21.4	69.9	69.0
Depreciation, amortization and accretion	42.7	50.9	137.9	153.5
Loss on long-lived assets, net	3.6	6.3	27.7	6.3
	100.5	114.1	331.5	332.2
Operating income (loss)	2.2	(17.0)	35.5	30.2
Earnings from unconsolidated affiliates, net	15.1	11.5	39.5	29.2
Interest and debt expense, net	(25.1)	(24.2)	(73.8)	(74.8)
Loss on modification/extinguishment of debt	—	—	—	(37.7)
Income (loss) before income taxes	(7.8)	(29.7)	1.2	(53.1)
Provision for income taxes	—	(0.1)	(0.1)	—
Net income (loss)	(7.8)	(29.8)	1.1	(53.1)
Net income attributable to non-controlling partner	4.1	6.4	12.1	18.8
Net loss attributable to Crestwood Midstream Partners LP	$(11.9)	$(36.2)	$(11.0)	$(71.9)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	$2,195.4	$175.0	$2,370.4
Cumulative effect of accounting change (Note 2)	7.5	—	7.5
Distributions to partners	(179.0)	(6.6)	(185.6)
Unit-based compensation charges	27.9	—	27.9
Taxes paid for unit-based compensation vesting	(6.9)	—	(6.9)
Other	0.1	—	0.1
Net income (loss)	(11.0)	12.1	1.1
Balance at September 30, 2018	$2,034.0	$180.5	$2,214.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income (loss)	$1.1	$(53.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	137.9	153.5
Amortization of debt-related deferred costs	5.4	5.4
Unit-based compensation charges	27.9	18.9
Loss on long-lived assets	27.7	6.3
Loss on modification/extinguishment of debt	—	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.3)	(2.5)
Deferred income taxes	(0.1)	0.1
Other	0.2	(0.3)
Changes in operating assets and liabilities	6.6	66.9
Net cash provided by operating activities	206.4	232.9
Investing activities
Purchases of property, plant and equipment	(205.7)	(134.4)
Investment in unconsolidated affiliates	(27.7)	(46.5)
Capital distributions from unconsolidated affiliates	34.6	35.3
Net proceeds from sale of assets	8.6	1.3
Net cash used in investing activities	(190.2)	(144.3)
Financing activities
Proceeds from the issuance of long-term debt	1,152.1	2,209.8
Payments on long-term debt	(973.7)	(2,159.2)
Payments on capital leases	(1.1)	(2.2)
Payments for debt-related deferred costs	—	(1.0)
Distributions to partners	(185.6)	(130.9)
Taxes paid for unit-based compensation vesting	(6.9)	(5.3)
Net cash used in financing activities	(15.2)	(88.8)
Net change in cash	1.0	(0.2)
Cash at beginning of period	1.0	1.3
Cash at end of period	$2.0	$1.1
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(1.6)	$(15.4)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2018. The financial information as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited. The consolidated balance sheets as of December 31, 2017, were derived from the audited balance sheets filed in our 2017 Annual Report on Form 10-K.

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration during the nine months ended September 30, 2018.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of September 30, 2018 (in millions):

Remainder of 2018	$12.2
2019	27.7
2020	23.5
2021	9.4
2022	7.3
Thereafter	10.6
Total	$90.7

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

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our Topic 606 revenue contracts totaled $323.8 million for both CEQP and CMLP at September 30, 2018, and are included in accounts receivable on our consolidated balance sheet. Our contract assets are included in other non-current assets on our consolidated balance sheet. The majority of our deferred revenues are included in other long-term liabilities on our consolidated balance sheet and are classified as non-current, for which the majority of revenue is expected to be recognized as the performance obligations under the related revenue contracts are satisfied over the next 13 years.

The following table summarizes the opening and closing balances of our contract assets and contract liabilities (in millions):

	Balance at January 1, 2018	Balance at September 30, 2018
Contract Assets (Non-current)	$1.1	$1.0
Contract Liabilities (Current)(1)	12.2	12.7
Contract Liabilities (Non-current)(2)	60.6	64.2

(1)
Our current contract liabilities primarily consist of current deferred revenues and are included in accrued expenses and other liabilities on our consolidated balance sheets. During the three and nine months ended September 30, 2018, we recognized revenues of approximately $3.1 million and $9.3 million that were previously included in deferred revenues (current) at January 1, 2018.

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

Crestwood Equity

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$173.5	$442.7	$(269.2)	$632.6	$1,309.6	$(677.0)
Service revenues:
Gathering and processing(1)(2)	68.8	78.8	(10.0)	205.4	236.7	(31.3)
Marketing, supply and logistics(3)	12.6	12.3	0.3	46.4	45.6	0.8
Costs of product/services sold:
Product costs(1)	770.8	1,052.9	(282.1)	2,391.5	3,108.4	(716.9)
Depreciation, amortization and accretion(2)	39.2	38.0	1.2	128.8	125.1	3.7
Earnings from unconsolidated affiliates, net(4)	15.1	17.4	(2.3)	39.5	46.8	(7.3)
Net income (loss)	(5.2)	(4.9)	(0.3)	7.4	9.0	(1.6)

	September 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,505.2	$2,391.7	$113.5
Accumulated depreciation and depletion(2)	543.7	527.8	15.9
Investments in unconsolidated affiliates(4)	1,166.9	1,183.7	(16.8)
Liabilities:
Accrued expenses and other liabilities(2)(3)	114.1	102.5	11.6
Other long-term liabilities(2)(3)	172.0	108.6	63.4
Partners’ capital:
Crestwood Equity Partners LP partners’ capital(2)(3)(4)	1,243.4	1,237.5	5.9

Crestwood Midstream

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$173.5	$442.7	$(269.2)	$632.6	$1,309.6	$(677.0)
Service revenues:
Gathering and processing(1)(2)	68.8	78.8	(10.0)	205.4	236.7	(31.3)
Marketing, supply and logistics(3)	12.6	12.3	0.3	46.4	45.6	0.8
Costs of product/services sold:
Product costs(1)	770.8	1,052.9	(282.1)	2,391.5	3,108.4	(716.9)
Depreciation, amortization and accretion(2)	42.7	41.5	1.2	137.9	134.2	3.7
Earnings from unconsolidated affiliates, net(4)	15.1	17.4	(2.3)	39.5	46.8	(7.3)
Net income (loss)	(7.8)	(7.5)	(0.3)	1.1	2.7	(1.6)

	September 30, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,835.2	$2,721.7	$113.5
Accumulated depreciation and depletion(2)	697.7	681.8	15.9
Investments in unconsolidated affiliates(4)	1,166.9	1,183.7	(16.8)
Liabilities:
Accrued expenses and other liabilities(2)(3)	113.2	101.6	11.6
Other long-term liabilities(2)(3)	169.4	106.0	63.4
Partners’ capital(2)(3)(4)	2,034.0	2,028.1	5.9

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

(4)
On January 1, 2018, Jackalope Gas Gathering Services, L.L.C. (Jackalope) adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $2.3 million and $7.3 million during the three and nine months ended September 30, 2018 to reflect our proportionate share of the ongoing impact of the new standard on Jackalope’s revenues. The adoption of Topic 606 was not material to our other equity method investments.

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2018, the following accounting standard had not yet been adopted by us:

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. We will adopt the provisions of the standard effective January 1, 2019 using the modified retrospective method. As allowed for in the standard, upon adoption we currently anticipate that we will not reassess the current GAAP classification of leases, easements and rights of way that exist as of December 31, 2018, and will not utilize the hindsight method in determining the assets and liabilities to be recorded for our existing leases on January 1, 2019. We are in the process of implementing appropriate changes to our processes, systems and controls to support the accounting and disclosure requirements of the new standard and are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 3 – Assets Held for Sale

In October 2018, we sold our West Coast facilities included in our Marketing, Supply and Logistics segment to a third party for approximately $70 million. For a further description of these assets, see our 2017 Annual Report on Form 10-K. We recorded a $69.3 million current asset held for sale at September 30, 2018 related to the fair value of the facilities sold, which is a Level 3 fair value measurement based on the sales price plus working capital adjustments in the sales agreement. We recorded a loss on long-lived assets of approximately $2.4 million and $26.9 million (including the goodwill impairment discussed further below) during the three and nine months ended September 30, 2018 based on the difference between the carrying value of West Coast’s current assets and liabilities, goodwill and its $61.8 million of property, plant and equipment, net and the fair value of the assets held for sale at September 30, 2018. We expect to receive the proceeds from the sale during the fourth quarter of 2018.

Our Marketing, Supply and Logistics segment had approximately $101.7 million of goodwill associated with it at December 31, 2017. On January 1, 2018, we combined four of the reporting units included in the Marketing, Supply and Logistics segment into one NGL Marketing and Logistics reporting unit for the purpose of evaluating goodwill for impairment on an ongoing basis. We combined these reporting units based on a strategic shift in the way in which we manage, operate and report our NGL operations as an integrated platform instead of as four individual stand-alone operations. As a result, we attributed approximately $9.0 million of the goodwill associated with our NGL Marketing and Logistics reporting unit to our West Coast facilities to be sold as of September 30, 2018, and this goodwill was fully impaired in conjunction with the reclassification of the West Coast net assets to assets held for sale during the nine months ended September 30, 2018.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Accrued expenses	$38.8	$56.6	$37.9	$55.5
Accrued property taxes	4.8	4.8	4.8	4.8
Income tax payable	0.2	0.3	0.2	0.3
Interest payable	38.6	20.3	38.6	20.3
Accrued additions to property, plant and equipment	16.6	22.3	16.6	22.2
Capital leases	2.4	1.0	2.4	1.0
Deferred revenue	12.7	0.6	12.7	0.6
Total accrued expenses and other liabilities	$114.1	$105.9	$113.2	$104.7

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Stagecoach Gas Services LLC(1)	$836.6	$849.8	$8.8	$6.4	$21.5	$19.0
Jackalope Gas Gathering Services, L.L.C.(2)(6)	181.1	184.9	4.5	1.5	11.3	5.5
Crestwood Permian Basin Holdings LLC(3)	103.5	102.0	1.1	2.8	4.5	2.2
Tres Palacios Holdings LLC(4)	36.9	37.8	0.1	0.3	0.5	1.5
Powder River Basin Industrial Complex, LLC(5)	8.8	8.5	0.6	0.5	1.7	1.0
Total	$1,166.9	$1,183.0	$15.1	$11.5	$39.5	$29.2

(1)
As of September 30, 2018, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.4 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Pursuant to the Stagecoach limited liability company agreement, our share of Stagecoach’s equity earnings increased from 35% to 40% effective July 1, 2018, Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of September 30, 2018, our equity in the underlying net assets of Jackalope exceeded our investment balance by approximately $0.4 million. We amortize this amount over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake), and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Jackalope investment is included in our gathering and processing segment.

(3)
In June 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico). This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve) and the accounting standards related to such transactions required Crestwood Permian to record the assets and liabilities of Crestwood New Mexico at our historical book value. The difference between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization. Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of Crestwood New Mexico’s earnings through June 30, 2018. Effective July 1, 2018, our equity earnings from Crestwood New Mexico is based on our ownership percentage of Crestwood Permian, which is currently 50%. Our Crestwood Permian investment is included in our gathering and processing segment.

(4)
As of September 30, 2018, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $25.6 million. We amortize this amount over the life of the Tres Palacios Gas Storage LLC sublease agreement, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of September 30, 2018, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $6.0 million. We amortize this amount over the life of PRBIC’s property, plant and equipment and its agreement with Chesapeake, and we reflect the amortization as an increase in our earnings from unconsolidated affiliates. Our PRBIC investment is included in our storage and transportation segment.

(6)
On January 1, 2018, Jackalope adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $2.3 million and $7.3 million during the three and nine months ended September 30, 2018 to reflect our proportionate share of Jackalope’s deferred revenues related to the new standard.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Nine Months Ended September 30,
	2018			2017
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$129.3	$59.1	$70.2	$127.1	$58.4	$68.8
Other(1)	114.0	101.4	16.4	124.6	103.7	20.8
Total	$243.3	$160.5	$86.6	$251.7	$162.1	$89.6

(1)
Includes our Jackalope, Crestwood Permian, Tres Holdings and PRBIC equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for both the nine months ended September 30, 2018 and 2017. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $0.9 million for both the nine months ended September 30, 2018 and 2017. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.4 million and $0.5 million for the nine months ended September 30, 2018 and 2017.

Distributions and Contributions

The following table summarizes our distributions and contributions from our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stagecoach Gas	$34.7	$35.7	$—	$—
Jackalope	23.2	19.4	17.6	2.9
Crestwood Permian(2)	10.6	—	7.6	113.0
Tres Holdings	3.9	5.8	2.5	—
PRBIC	1.4	1.1	—	—
Total	$73.8	$62.0	$27.7	$115.9

(1)	In October 2018, we received cash distributions from Stagecoach Gas, Crestwood Permian and Tres Holdings of approximately $13.9 million, $4.1 million and $1.4 million, respectively.

(2)
On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and those third-party projects have experienced regulatory and other delays that have caused Stagecoach Gas to delay its growth capital projects. Although Stagecoach Gas anticipates that these growth capital projects will be constructed in the future, it does not expect that these projects will produce meaningful operating results prior to December 31, 2020. As a result, at September 30, 2018 and December 31, 2017, we have recorded a liability of $57 million for this obligation, which in reflected in other long-term liabilities on our consolidated balance sheets.

Guarantee. Crestwood Permian owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin) and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin owns the Nautilus gathering system. CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI LP, a subsidiary of Royal Dutch Shell plc, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $129.5 million has been spent through September 30, 2018) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at September 30, 2018 and December 31, 2017.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of product/services sold and operating revenues during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loss reflected in costs of product/services sold	$(16.7)	$(24.1)	$(15.3)	$(22.6)
Product revenues	79.9	36.4	210.7	109.5

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	September 30, 2018		December 31, 2017
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	17.6	20.7	15.3	17.5
Natural gas (MMcf)	1,760	1,730	780	660

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2018 and December 31, 2017 was $22.9 million and $28.9 million. At both September 30, 2018 and December 31, 2017, we posted less than $0.1 million of collateral for our commodity derivative instruments with credit-risk-related contingent features. In addition, we have margin requirements with a New York Mercantile Exchange (NYMEX) broker related to our net asset or liability position with such broker. At September 30, 2018 and December 31, 2017, we had a NYMEX related net derivative asset position of $23.1 million and $27.2 million, for which we posted $5.2 million and $5.6 million of cash collateral in the normal course of business. At September 30, 2018 and December 31, 2017, we also received collateral of $5.7 million and $3.7 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

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

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2018 and December 31, 2017, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of September 30, 2018 and December 31, 2017, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$693.2	$725.0	$692.1	$728.8
2025 Senior Notes	$493.1	$511.8	$492.3	$517.9

Financial Assets and Liabilities

As of September 30, 2018 and December 31, 2017, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$5.2	$107.2	$—	$112.4	$(86.7)	$(18.1)	$7.6
Suburban Propane Partners, L.P. units(2)	3.4	—	—	3.4	—	—	3.4
Total assets at fair value	$8.6	$107.2	$—	$115.8	$(86.7)	$(18.1)	$11.0

Liabilities
Liabilities from price risk management	$5.4	$119.3	$—	$124.7	$(86.7)	$5.5	$43.5
Total liabilities at fair value	$5.4	$119.3	$—	$124.7	$(86.7)	$5.5	$43.5

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$1.1	$102.2	$—	$103.3	$(74.6)	$(21.5)	$7.2
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$4.6	$102.2	$—	$106.8	$(74.6)	$(21.5)	$10.7

Liabilities
Liabilities from price risk management	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9
Total liabilities at fair value	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Credit Facility	$497.5	$318.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
Other	1.5	2.4
Less: deferred financing costs, net	23.0	28.4
Total debt	1,676.0	1,492.2
Less: current portion	0.9	0.9
Total long-term debt, less current portion	$1,675.1	$1,491.3

Credit Facility

At September 30, 2018, Crestwood Midstream had $526.1 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2018 and December 31, 2017, Crestwood Midstream’s outstanding standby letters of credit were $78.0 million and $52.2 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 4.62% and 6.75% at September 30, 2018 and 3.94% and 6.00% at December 31, 2017. The weighted-average interest rate as of September 30, 2018 and December 31, 2017 was 4.72% and 4.11%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At September 30, 2018, the net debt to consolidated EBITDA ratio was approximately 4.20 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.34 to 1.0, and the senior secured leverage ratio was 1.23 to 1.0. At September 30, 2018, Crestwood Midstream was in compliance with all of its debt covenants applicable to its credit facility.

In October 2018, Crestwood Midstream entered into a Second Amended and Restated Credit Agreement (the Second Amended Credit Agreement). The Second Amended Credit Agreement provides for a five-year $1.25 billion revolving credit facility, which expires in October 2023 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Borrowings under the Second Amended Credit Agreement (other than swing line loans) bear interest at either:

•
the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50% per annum; (ii) Wells Fargo prime rate; or (iii) the Eurodollar Rate adjusted for certain reserve requirements plus 1% per annum; plus a margin varying from 0.50% to 1.50% per annum depending on Crestwood Midstream’s most recent consolidated total leverage ratio; or

•	the Eurodollar Rate adjusted for certain reserve requirements plus a margin varying from 1.50% to 2.50% per annum depending on Crestwood Midstream’s most recent consolidated total leverage ratio.

The debt covenants under the Second Amended Credit Agreement are materially consistent with the credit facility that existed at September 30, 2018.

Senior Notes

In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes), which were registered with the SEC effective July 2017. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts outstanding under certain of Crestwood Midstream’s senior notes. During the nine months ended September 30, 2017, we recognized a loss on extinguishment of debt of approximately $37.7 million in conjunction with the tender of principal amounts of certain of Crestwood Midstream’s senior notes. At September 30, 2018, Crestwood Midstream was in compliance with all of its debt covenants applicable to its senior notes.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Preferred units (1)	7,125,744	7,125,744	7,125,744	6,968,210
Crestwood Niobrara’s preferred units(1)	5,112,277	7,277,340	5,080,952	7,277,340
Performance units(2)	335,856	355,934	341,012	305,934
Subordinated units(2)	438,789	438,789	438,789	438,789

(1)	See Note 10 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.

(2)	For a description of our subordinated and performance units, see our 2017 Annual Report on Form 10-K.

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

Common Units

Equity Distribution Agreement. On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We are required to pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM equity distribution program. There were no units issued under our ATM equity distribution program during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we issued 437,518 common units under the ATM equity distribution program for net proceeds of approximately $10.6 million. We paid a manager fee of approximately $0.2 million during the nine months ended September 30, 2017 related to the sale of the common units.

Employee Unit Purchase Plan. In August 2018, the board of directors of our general partner approved an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. Under the plan, we anticipate purchasing our common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, we may match up to 10% of participating employees’ payroll deductions to purchase additional Crestwood common units for participating employees. The board of directors of our general partner authorized 1,500,000 common units (subject to adjustment as provided in the employee unit purchase plan) to be available for purchase. There were no common units purchased under the employee unit purchase plan during the nine months ended September 30, 2018.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the nine months ended September 30, 2018 and 2017 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
May 8, 2018	May 15, 2018	0.60	42.7
August 7, 2018	August 14, 2018	0.60	42.7
			$128.1
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	0.60	41.8
August 7, 2017	August 14, 2017	0.60	41.8
			$125.4

On October 18, 2018, we declared a distribution of $0.60 per limited partner unit to be paid on November 14, 2018 to unitholders of record on November 7, 2018 with respect to the third quarter of 2018.

Preferred Unit Holders. Beginning with the distribution for the quarter ended December 31, 2017, we are required to make quarterly cash distributions to our preferred unitholders. During the nine months ended September 30, 2018, we made cash distributions to our preferred unitholders of approximately $45.0 million. During the nine months ended September 30, 2017, we issued 4,724,030 Preferred Units to our preferred unitholders in lieu of paying cash distributions of $43.1 million. On October 18, 2018, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended September 30, 2018.

In the second quarter of 2018, Crestwood Equity registered 71,257,445 preferred units under a shelf registration statement filed with the SEC under which holders of the Preferred Units may sell their preferred units.

Crestwood Midstream

During the nine months ended September 30, 2018 and 2017, Crestwood Midstream paid cash distributions of $179.0 million and $119.5 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE and issued new preferred interests (Series A-2 Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings). Subject to certain restrictions, we have the ability to redeem the Series A-2 Preferred Units for an amount in cash for CEQP common units equal to an amount necessary for Jackalope Holdings to achieve a certain rate of return. During the three and nine months ended September 30, 2018, net income attributable to non-controlling partners was approximately $4.1 million and $12.1 million. During the three and nine months ended September 30, 2017, net income attributable to non-controlling partners was approximately $6.4 million and $18.8 million. During the nine months ended September 30, 2018 and 2017, Crestwood Niobrara paid cash distributions of $6.6 million and $11.4 million to its non-controlling partners, respectively. In October 2018, Crestwood Niobrara paid a cash distribution of $3.3 million to Jackalope Holdings for the quarter ended September 30, 2018.

Note 11 – Commitments and Contingencies

Legal Proceedings

California Trucking Lawsuit. On March 13, 2017, a former Crestwood truck driver filed a lawsuit in the Superior Court (the Court) for Kern County, California on behalf of all Crestwood Transportation LLC’s California drivers alleging that Crestwood Equity and its officers, directors and employees violated the California wage and hour laws by failing to comply with certain requirements of the laws. The Court approved the final settlement on October 5, 2018. If no appeals are filed, this lawsuit should be finalized by late 2018.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2018 and December 31, 2017, both CEQP and CMLP had approximately $1.2 million and $2.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of September 30, 2018.

At September 30, 2018 and December 31, 2017, our accrual of approximately $2.0 million and $1.9 million is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $2.0 million to $3.9 million at September 30, 2018.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. At September 30, 2018 and December 31, 2017, CEQP’s self-insurance reserves were $12.8 million and $13.6 million. We estimate that $9.1 million of this balance will be paid subsequent to September 30, 2019. As such, CEQP has classified $9.1 million in other long-term liabilities on its consolidated balance sheet at September 30, 2018. At September 30, 2018 and December 31, 2017, CMLP’s self insurance reserves were $11.2 million and $11.6 million. CMLP estimates that $7.6 million of this balance will be paid subsequent to September 30, 2019. As such, CMLP has classified $7.6 million in other long-term liabilities on its consolidated balance sheet at September 30, 2018.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2018 and December 31, 2017, we have no amounts accrued for these guarantees.

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

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues at CEQP and CMLP	$0.3	$0.5	$0.9	$1.4
Costs of product/services sold at CEQP and CMLP(1)	$45.7	$3.7	$91.0	$11.8
Operations and maintenance expenses at CEQP and CMLP(2)	$8.2	$6.6	$22.2	$16.4
General and administrative expenses charged by CEQP to CMLP, net(3)	$4.8	$4.4	$15.3	$14.8
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(4.0)	$(0.2)	$(8.8)	$(0.4)

(1)
Includes $16.8 million and $45.1 million during the three and nine months ended September 30, 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian and $28.9 million and $45.9 million during the same periods related to an agency marketing agreement with Ascent Resources - Utica, LLC (Ascent). Includes $3.7 million and $11.8 million representing natural gas purchases from Sabine for the three and nine months ended September 30, 2017. Ascent and Sabine are affiliates of Crestwood Holdings for the respective periods presented.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of income. During the three and nine months ended September 30, 2018, we charged $1.8 million and $6.0 million to Stagecoach Gas, $0.9 million and $2.9 million to Tres Palacios, $5.1 million and $12.6 million to Crestwood Permian and $0.4 million and $0.7 million to Jackalope. During the three and nine months ended September 30, 2017, we charged $2.0 million and $6.5 million to Stagecoach Gas, $0.8 million and $2.6 million to Tres Palacios, $3.7 million and $7.0 million to Crestwood Permian, and $0.1 million and $0.3 million to Jackalope.

(3)
Includes $5.6 million and $17.7 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and nine months ended September 30, 2018 and $5.2 million and $17.1 million for the three and nine months ended September 30, 2017. In addition, includes $0.8 million and $2.4 million of CMLP’s general and administrative costs allocated to CEQP during the three and nine months ended September 30, 2018 and $0.8 million and $2.3 million during the three and nine months ended September 30, 2017.

(4)
Includes $4.8 million and $10.2 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and nine months ended September 30, 2018 and $1.1 million and $1.9 million during the three and nine months ended September 30, 2017.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable at CEQP and CMLP	$6.2	$7.1
Accounts payable at CEQP	$27.8	$7.4
Accounts payable at CMLP	$25.3	$5.0

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(5.2)	$(27.9)	$7.4	$(47.0)
Add:
Interest and debt expense, net	25.1	24.2	73.8	74.8
Loss on modification/extinguishment of debt	—	—	—	37.7
Provision for income taxes	—	0.1	0.2	—
Depreciation, amortization and accretion	39.2	48.1	128.8	145.2
EBITDA	$59.1	$44.5	$210.2	$210.7

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(7.8)	$(29.8)	$1.1	$(53.1)
Add:
Interest and debt expense, net	25.1	24.2	73.8	74.8
Loss on modification/extinguishment of debt	—	—	—	37.7
Provision for income taxes	—	0.1	0.1	—
Depreciation, amortization and accretion	42.7	50.9	137.9	153.5
EBITDA	$60.0	$45.4	$212.9	$212.9

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and nine months ended September 30, 2018 and 2017 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in Note 2. Included in earnings from unconsolidated affiliates, net below was approximately $10.8 million and $10.0 million of depreciation and amortization expense, gains (losses) on long-lived assets, net, and interest expense related to our equity investments for the three months ended September 30, 2018 and 2017 and $30.4 million and $25.7 million for the nine months ended September 30, 2018 and 2017.

Crestwood Equity

	Three Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$242.3	$3.5	$684.4	$—	$930.2
Intersegment revenues	54.8	2.6	(57.4)	—	—
Costs of product/services sold	205.1	(0.1)	622.5	—	827.5
Operations and maintenance expense	17.2	0.7	11.7	—	29.6
General and administrative expense	—	—	—	25.5	25.5
Gain (loss) on long-lived assets, net	(2.2)	—	(2.5)	1.1	(3.6)
Earnings from unconsolidated affiliates, net	5.6	9.5	—	—	15.1
EBITDA	$78.2	$15.0	$(9.7)	$(24.4)	$59.1
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,647.8	$1,015.3	$673.1	$30.2	$4,366.4

	Three Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$434.4	$6.2	$515.0	$—	$955.6
Intersegment revenues	29.9	1.2	(31.1)	—	—
Costs of product/services sold	378.6	0.2	479.7	—	858.5
Operations and maintenance expense	16.2	1.0	18.3	—	35.5
General and administrative expense	—	—	—	22.5	22.5
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	4.3	7.2	—	—	11.5
Other income, net	—	—	—	0.2	0.2
EBITDA	$69.9	$13.4	$(13.5)	$(25.3)	$44.5

	Nine Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$838.1	$12.8	$2,034.8	$—	$2,885.7
Intersegment revenues	141.5	7.1	(148.6)	—	—
Costs of product/services sold	701.6	0.1	1,817.0	—	2,518.7
Operations and maintenance expense	52.7	2.3	41.0	—	96.0
General and administrative expense	—	—	—	72.8	72.8
Gain (loss) on long-lived assets, net	(2.1)	—	(26.7)	1.1	(27.7)
Earnings from unconsolidated affiliates, net	15.8	23.7	—	—	39.5
Other income, net	—	—	—	0.2	0.2
EBITDA	$239.0	$41.2	$1.5	$(71.5)	$210.2
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,647.8	$1,015.3	$673.1	$30.2	$4,366.4

	Nine Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,208.1	$24.7	$1,401.2	$—	$2,634.0
Intersegment revenues	94.3	4.7	(99.0)	—	—
Costs of product/services sold	1,049.9	0.3	1,221.4	—	2,271.6
Operations and maintenance expense	51.8	3.4	48.2	—	103.4
General and administrative expense	—	—	—	71.6	71.6
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	7.7	21.5	—	—	29.2
Other income, net	—	—	—	0.4	0.4
EBITDA	$204.5	$47.2	$33.2	$(74.2)	$210.7

Crestwood Midstream

	Three Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$242.3	$3.5	$684.4	$—	$930.2
Intersegment revenues	54.8	2.6	(57.4)	—	—
Costs of product/services sold	205.1	(0.1)	622.5	—	827.5
Operations and maintenance expense	17.2	0.7	11.7	—	29.6
General and administrative expense	—	—	—	24.6	24.6
Gain (loss) on long-lived assets, net	(2.2)	—	(2.5)	1.1	(3.6)
Earnings from unconsolidated affiliates, net	5.6	9.5	—	—	15.1
EBITDA	$78.2	$15.0	$(9.7)	$(23.5)	$60.0
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,825.0	$1,015.3	$673.1	$23.0	$4,536.4

	Three Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$434.4	$6.2	$515.0	$—	$955.6
Intersegment revenues	29.9	1.2	(31.1)	—	—
Costs of product/services sold	378.6	0.2	479.7	—	858.5
Operations and maintenance expense	16.2	1.0	18.3	—	35.5
General and administrative expense	—	—	—	21.4	21.4
Gain (loss) on long-lived assets, net	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	4.3	7.2	—	—	11.5
EBITDA	$69.9	$13.4	$(13.5)	$(24.4)	$45.4

	Nine Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$838.1	$12.8	$2,034.8	$—	$2,885.7
Intersegment revenues	141.5	7.1	(148.6)	—	—
Costs of product/services sold	701.6	0.1	1,817.0	—	2,518.7
Operations and maintenance expense	52.7	2.3	41.0	—	96.0
General and administrative expense	—	—	—	69.9	69.9
Gain (loss) on long-lived assets, net	(2.1)	—	(26.7)	1.1	(27.7)
Earnings from unconsolidated affiliates, net	15.8	23.7	—	—	39.5
EBITDA	$239.0	$41.2	$1.5	$(68.8)	$212.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,825.0	$1,015.3	$673.1	$23.0	$4,536.4

	Nine Months Ended September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,208.1	$24.7	$1,401.2	$—	$2,634.0
Intersegment revenues	94.3	4.7	(99.0)	—	—
Costs of product/services sold	1,049.9	0.3	1,221.4	—	2,271.6
Operations and maintenance expense	51.8	3.4	48.2	—	103.4
General and administrative expense	—	—	—	69.0	69.0
Gain (loss) on long-lived assets	(3.9)	—	0.6	(3.0)	(6.3)
Earnings from unconsolidated affiliates, net	7.7	21.5	—	—	29.2
EBITDA	$204.5	$47.2	$33.2	$(72.0)	$212.9

In conjunction with the adoption of the provisions of Topic 606, we began reporting our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and nine months ended September 30, 2018, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the table below for disaggregation of our revenues (in millions).

	Three Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$32.9	$—	$—	$—	$32.9
Crude oil	9.4	—	—	—	9.4
Water	15.5	—	—	—	15.5
Processing
Natural gas	2.7	—	—	—	2.7
NGLs	—	—	2.0	—	2.0
Compression
Natural gas	7.0	—	—	—	7.0
Storage
Crude oil	0.4	0.8	—	(0.4)	0.8
NGLs	—	—	1.9	—	1.9
Pipeline
Crude oil	—	2.1	—	(0.6)	1.5
Transportation
Crude oil	0.9	—	1.5	—	2.4
NGLs	—	—	6.6	—	6.6
Water	—	—	—	—	—
Rail Loading			—
Crude oil	—	2.8	—	(1.3)	1.5
NGLs	—	—	0.9	—	0.9
Product Sales
Natural gas	13.4	—	31.7	(3.9)	41.2
Crude oil	190.3	—	268.8	(43.1)	416.0
NGLs	24.6	—	291.1	(7.8)	307.9
Other	—	0.4	—	(0.3)	0.1
Total Topic 606 revenues	297.1	6.1	604.5	(57.4)	850.3
Non-Topic 606 revenues(1)	—	—	79.9	—	79.9
Total revenues	$297.1	$6.1	$684.4	$(57.4)	$930.2

(1)	Represents revenues related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Nine Months Ended September 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$102.2	$—	$—	$—	$102.2
Crude oil	28.0	—	—	—	28.0
Water	41.3	—	—	—	41.3
Processing
Natural gas	8.1	—	—	—	8.1
NGLs	—	—	6.1	—	6.1
Compression
Natural gas	22.5	—	—	—	22.5
Storage
Crude oil	1.3	2.6	—	(0.9)	3.0
NGLs	—	—	7.4	—	7.4
Pipeline
Crude oil	—	4.7	—	(1.6)	3.1
Transportation
Crude oil	2.1	—	4.4	—	6.5
NGLs	—	—	26.0	—	26.0
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	11.5	—	(3.8)	7.7
NGLs	—	—	3.1	—	3.1
Product Sales
Natural gas	38.7	—	48.4	(10.6)	76.5
Crude oil	667.9	—	725.4	(112.4)	1,280.9
NGLs	67.5	—	1,003.1	(18.5)	1,052.1
Other	—	1.1	—	(0.8)	0.3
Total Topic 606 revenues	979.6	19.9	1,824.1	(148.6)	2,675.0
Non-Topic 606 revenues(1)	—	—	210.7	—	210.7
Total revenues	$979.6	$19.9	$2,034.8	$(148.6)	$2,885.7

(1)	Represents revenues related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
September 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2.0	$—	$—	$—	$2.0
Accounts receivable	—	344.3	5.7	—	350.0
Inventory	—	91.8	—	—	91.8
Other current assets	—	83.1	—	—	83.1
Total current assets	2.0	519.2	5.7	—	526.9

Property, plant and equipment, net	—	2,137.5	—	—	2,137.5
Goodwill and intangible assets, net	—	702.8	—	—	702.8
Investment in consolidated affiliates	3,745.9	—	—	(3,745.9)	—
Investment in unconsolidated affiliates	—	—	1,166.9	—	1,166.9
Other non-current assets	—	2.3	—	—	2.3
Total assets	$3,747.9	$3,361.8	$1,172.6	$(3,745.9)	$4,536.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$319.2	$—	$—	$319.2
Other current liabilities	38.8	118.8	—	—	157.6
Total current liabilities	38.8	438.0	—	—	476.8

Long-term liabilities:
Long-term debt, less current portion	1,675.1	—	—	—	1,675.1
Other long-term liabilities	—	112.4	57.0	—	169.4
Deferred income taxes	—	0.6	—	—	0.6

Partners’ capital	2,034.0	2,810.8	935.1	(3,745.9)	2,034.0
Interest of non-controlling partners in subsidiary	—	—	180.5	—	180.5
Total partners’ capital	2,034.0	2,810.8	1,115.6	(3,745.9)	2,214.5
Total liabilities and partners’ capital	$3,747.9	$3,361.8	$1,172.6	$(3,745.9)	$4,536.4

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.0	$—	$—	$—	$1.0
Accounts receivable	—	439.7	2.9	—	442.6
Inventory	—	68.4	—	—	68.4
Other current assets	—	18.1	—	—	18.1
Total current assets	1.0	526.2	2.9	—	530.1

Property, plant and equipment, net	—	2,007.5	—	—	2,007.5
Goodwill and intangible assets, net	—	743.3	—	—	743.3
Investment in consolidated affiliates	3,705.4	—	—	(3,705.4)	—
Investment in unconsolidated affiliates	—	—	1,183.0	—	1,183.0
Other non-current assets	—	2.4	—	—	2.4
Total assets	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$346.8	$—	$—	$346.8
Other current liabilities	20.5	134.0	—	—	154.5
Total current liabilities	20.5	480.8	—	—	501.3

Long-term liabilities:
Long-term debt, less current portion	1,490.5	0.8	—	—	1,491.3
Other long-term liabilities	—	45.6	57.0	—	102.6
Deferred income taxes	—	0.7	—	—	0.7

Partners’ capital	2,195.4	2,751.5	953.9	(3,705.4)	2,195.4
Interest of non-controlling partners in subsidiary	—	—	175.0	—	175.0
Total partners’ capital	2,195.4	2,751.5	1,128.9	(3,705.4)	2,370.4
Total liabilities and partners’ capital	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$930.2	$—	$—	$930.2
Costs of product/services sold	—	827.5	—	—	827.5
Operating expenses and other:
Operations and maintenance	—	29.6	—	—	29.6
General and administrative	14.3	10.3	—	—	24.6
Depreciation, amortization and accretion	—	42.7	—	—	42.7
Loss on long-lived assets, net	—	3.6	—	—	3.6
	14.3	86.2	—	—	100.5
Operating income (loss)	(14.3)	16.5	—	—	2.2
Earnings from unconsolidated affiliates, net	—	—	15.1	—	15.1
Interest and debt expense, net	(25.1)	—	—	—	(25.1)
Equity in net income (loss) of subsidiaries	27.5	—	—	(27.5)	—
Net income (loss)	(11.9)	16.5	15.1	(27.5)	(7.8)
Net income attributable to non-controlling partners in subsidiaries	—	—	4.1	—	4.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$(11.9)	$16.5	$11.0	$(27.5)	$(11.9)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$955.6	$—	$—	$955.6
Costs of product/services sold	—	858.5	—	—	858.5
Operating expenses:
Operations and maintenance	—	35.5	—	—	35.5
General and administrative	15.2	6.2	—	—	21.4
Depreciation, amortization and accretion	—	50.9	—	—	50.9
Loss on long-lived assets, net	—	6.3	—	—	6.3
	15.2	98.9	—	—	114.1
Operating loss	(15.2)	(1.8)	—	—	(17.0)
Earnings from unconsolidated affiliates, net	—	—	11.5	—	11.5
Interest and debt expense, net	(24.2)	—	—	—	(24.2)
Equity in net income (loss) of subsidiaries	3.2	—	—	(3.2)	—
Income (loss) before income taxes	(36.2)	(1.8)	11.5	(3.2)	(29.7)
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	(36.2)	(1.9)	11.5	(3.2)	(29.8)
Net income attributable to non-controlling partners in subsidiaries	—	—	6.4	—	6.4
Net income (loss) attributable to Crestwood Midstream Partners LP	$(36.2)	$(1.9)	$5.1	$(3.2)	$(36.2)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885.7	$—	$—	$2,885.7
Costs of product/services sold	—	2,518.7	—	—	2,518.7
Operating expenses and other:
Operations and maintenance	—	96.0	—	—	96.0
General and administrative	42.0	27.9	—	—	69.9
Depreciation, amortization and accretion	—	137.9	—	—	137.9
Loss on long-lived assets, net	—	27.7	—	—	27.7
	42.0	289.5	—	—	331.5
Operating income (loss)	(42.0)	77.5	—	—	35.5
Earnings from unconsolidated affiliates, net	—	—	39.5	—	39.5
Interest and debt expense, net	(73.8)	—	—	—	(73.8)
Equity in net income (loss) of subsidiaries	104.8	—	—	(104.8)	—
Income (loss) before income taxes	(11.0)	77.5	39.5	(104.8)	1.2
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	(11.0)	77.4	39.5	(104.8)	1.1
Net income attributable to non-controlling partners in subsidiaries	—	—	12.1	—	12.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$(11.0)	$77.4	$27.4	$(104.8)	$(11.0)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,634.0	$—	$—	$2,634.0
Costs of product/services sold	—	2,271.6	—	—	2,271.6
Operating expenses:
Operations and maintenance	—	103.4	—	—	103.4
General and administrative	50.1	18.9	—	—	69.0
Depreciation, amortization and accretion	—	153.5	—	—	153.5
Loss on long-lived assets, net	—	6.3	—	—	6.3
	50.1	282.1	—	—	332.2
Operating income (loss)	(50.1)	80.3	—	—	30.2
Earnings from unconsolidated affiliates, net	—	—	29.2	—	29.2
Interest and debt expense, net	(74.8)	—	—	—	(74.8)
Loss on modification/extinguishment of debt	(37.7)	—	—	—	(37.7)
Equity in net income (loss) of subsidiaries	90.7	—	—	(90.7)	—
Net income (loss)	(71.9)	80.3	29.2	(90.7)	(53.1)
Net income attributable to non-controlling partners in subsidiaries	—	—	18.8	—	18.8
Net income (loss) attributable to Crestwood Midstream Partners LP	$(71.9)	$80.3	$10.4	$(90.7)	$(71.9)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(92.1)	$262.1	$36.4	$—	$206.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.7)	(202.0)	—	—	(205.7)
Investment in unconsolidated affiliates	—	—	(27.7)	—	(27.7)
Capital distributions from unconsolidated affiliates	—	—	34.6	—	34.6
Net proceeds from sale of assets	—	8.6	—	—	8.6
Capital distributions from consolidated affiliates	36.7	—	—	(36.7)	—
Net cash provided by (used in) investing activities	33.0	(193.4)	6.9	(36.7)	(190.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,152.1	—	—	—	1,152.1
Payments on long-term debt	(972.8)	(0.9)	—	—	(973.7)
Payments on capital leases	—	(1.1)	—	—	(1.1)
Distributions to partners	(179.0)	—	(6.6)	—	(185.6)
Distributions to parent	—	—	(36.7)	36.7	—
Taxes paid for unit-based compensation vesting	—	(6.9)	—	—	(6.9)
Change in intercompany balances	59.8	(59.8)	—	—	—
Net cash provided by (used in) financing activities	60.1	(68.7)	(43.3)	36.7	(15.2)

Net change in cash	1.0	—	—	—	1.0
Cash at beginning of period	1.0	—	—	—	1.0
Cash at end of period	$2.0	$—	$—	$—	$2.0

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(102.6)	$312.0	$23.5	$—	$232.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.8)	(128.6)	—	—	(134.4)
Investment in unconsolidated affiliates	—	—	(46.5)	—	(46.5)
Capital distributions from unconsolidated affiliates	—	—	35.3	—	35.3
Net proceeds from sale of assets	—	1.3	—	—	1.3
Capital distributions from consolidated affiliates	0.9	—	—	(0.9)	—
Net cash used in investing activities	(4.9)	(127.3)	(11.2)	(0.9)	(144.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,209.8	—	—	—	2,209.8
Payments on long-term debt	(2,157.9)	(1.3)	—	—	(2,159.2)
Payments on capital leases	—	(2.2)	—	—	(2.2)
Payments for debt-related deferred costs	(1.0)	—	—	—	(1.0)
Distributions to partners	(119.5)	—	(11.4)	—	(130.9)
Distributions to parent	—	—	(0.9)	0.9	—
Taxes paid for unit-based compensation vesting	—	(5.3)	—	—	(5.3)
Change in intercompany balances	175.9	(175.9)	—	—	—
Net cash provided by (used in) financing activities	107.3	(184.7)	(12.3)	0.9	(88.8)

Net change in cash	(0.2)	—	—	—	(0.2)
Cash at beginning of period	1.3	—	—	—	1.3
Cash at end of period	$1.1	$—	$—	$—	$1.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Crestwood Permian Basin has a long-term agreement with SWEPI to construct, own and operate a natural gas gathering system (the Nautilus system) in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin approximately 100,000 acres and gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system will be constructed to ultimately include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. In addition, during the third quarter of 2018, the Orla processing plant described above, was further expanded and integrated to connect the Nautilus gas gathering system to the Orla plan.

In July 2018, a subsidiary of Crestwood Permian Basin Holdings LLC purchased an undivided interest in 80,000 Bbls/d of capacity in a segment of the Epic Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas, where the pipeline interconnects with Chevron Phillips Chemical Company, LP’s (Chevron Phillips) pipeline. Contemporaneous with this transaction, the subsidiary of Crestwood Permian Basin Holdings LLC also entered into a purchase and sale agreement with Chevron Phillips to sell a dedicated volume of barrels to be delivered off the EPIC pipeline to Chevron Phillips’ pipeline. Our ownership in the EPIC pipeline provides a competitive NGL takeaway solution to continue growing our G&P footprint in the Delaware Basin. Additionally, going forward, we are positioned to securely and economically move Orla NGL products into Gulf Coast markets which provides our customers optionality and flow assurance that creates a unique competitive advantage for us.

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

Marketing, Supply and Logistics

West Coast. In October 2018, we sold our West Coast facilities included in our Marketing, Supply and Logistics segment to a third party for approximately $70 million. For a further description of these assets, see our 2017 Annual Report on Form 10-K. We expect to use the proceeds from the sale of our West Coast facilities to reduce borrowings under the Credit Facility and to fund our on-going organic growth projects in the Bakken, Delaware Permian and Powder River Basin discussed above.

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
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$930.2	$955.6	$2,885.7	$2,634.0	$930.2	$955.6	$2,885.7	$2,634.0
Costs of product/services sold	827.5	858.5	2,518.7	2,271.6	827.5	858.5	2,518.7	2,271.6
Operations and maintenance expense	29.6	35.5	96.0	103.4	29.6	35.5	96.0	103.4
General and administrative expense	25.5	22.5	72.8	71.6	24.6	21.4	69.9	69.0
Depreciation, amortization and accretion	39.2	48.1	128.8	145.2	42.7	50.9	137.9	153.5
Loss on long-lived assets, net	(3.6)	(6.3)	(27.7)	(6.3)	(3.6)	(6.3)	(27.7)	(6.3)
Operating income (loss)	4.8	(15.3)	41.7	35.9	2.2	(17.0)	35.5	30.2
Earnings from unconsolidated affiliates, net	15.1	11.5	39.5	29.2	15.1	11.5	39.5	29.2
Interest and debt expense, net	(25.1)	(24.2)	(73.8)	(74.8)	(25.1)	(24.2)	(73.8)	(74.8)
Loss on modification/extinguishment of debt	—	—	—	(37.7)	—	—	—	(37.7)
Other income, net	—	0.2	0.2	0.4	—	—	—	—
Provision for income taxes	—	(0.1)	(0.2)	—	—	(0.1)	(0.1)	—
Net income (loss)	(5.2)	(27.9)	7.4	(47.0)	(7.8)	(29.8)	1.1	(53.1)
Add:
Interest and debt expense, net	25.1	24.2	73.8	74.8	25.1	24.2	73.8	74.8
Loss on modification/extinguishment of debt	—	—	—	37.7	—	—	—	37.7
Provision for income taxes	—	0.1	0.2	—	—	0.1	0.1	—
Depreciation, amortization and accretion	39.2	48.1	128.8	145.2	42.7	50.9	137.9	153.5
EBITDA	59.1	44.5	210.2	210.7	60.0	45.4	212.9	212.9
Unit-based compensation charges	10.4	6.2	27.9	18.9	10.4	6.2	27.9	18.9
Loss on long-lived assets, net	3.6	6.3	27.7	6.3	3.6	6.3	27.7	6.3
Earnings from unconsolidated affiliates, net	(15.1)	(11.5)	(39.5)	(29.2)	(15.1)	(11.5)	(39.5)	(29.2)
Adjusted EBITDA from unconsolidated affiliates, net	25.9	21.5	69.9	54.9	25.9	21.5	69.9	54.9
Change in fair value of commodity inventory-related derivative contracts	17.1	27.4	7.0	12.5	17.1	27.4	7.0	12.5
Significant transaction and environmental related costs and other items	0.4	1.9	2.8	10.4	0.4	1.9	2.8	10.4
Adjusted EBITDA	$101.4	$96.3	$306.0	$284.5	$102.3	$97.2	$308.7	$286.7

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net cash provided by operating activities	$40.9	$95.3	$200.9	$228.2	$42.0	$96.8	$206.4	$232.9
Net changes in operating assets and liabilities	8.8	(63.6)	(4.0)	(65.2)	8.6	(64.1)	(6.6)	(66.9)
Amortization of debt-related deferred costs	(1.8)	(1.9)	(5.4)	(5.4)	(1.8)	(1.9)	(5.4)	(5.4)
Interest and debt expense, net	25.1	24.2	73.8	74.8	25.1	24.2	73.8	74.8
Unit-based compensation charges	(10.4)	(6.2)	(27.9)	(18.9)	(10.4)	(6.2)	(27.9)	(18.9)
Loss on long-lived assets, net	(3.6)	(6.3)	(27.7)	(6.3)	(3.6)	(6.3)	(27.7)	(6.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.1	3.0	0.3	2.5	0.1	3.0	0.3	2.5
Deferred income taxes	—	—	0.2	0.7	—	(0.1)	0.1	(0.1)
Provision for income taxes	—	0.1	0.2	—	—	0.1	0.1	—
Other non-cash (income) expense	—	(0.1)	(0.2)	0.3	—	(0.1)	(0.2)	0.3
EBITDA	59.1	44.5	210.2	210.7	60.0	45.4	212.9	212.9
Unit-based compensation charges	10.4	6.2	27.9	18.9	10.4	6.2	27.9	18.9
Loss on long-lived assets, net	3.6	6.3	27.7	6.3	3.6	6.3	27.7	6.3
Earnings from unconsolidated affiliates, net	(15.1)	(11.5)	(39.5)	(29.2)	(15.1)	(11.5)	(39.5)	(29.2)
Adjusted EBITDA from unconsolidated affiliates, net	25.9	21.5	69.9	54.9	25.9	21.5	69.9	54.9
Change in fair value of commodity inventory-related derivative contracts	17.1	27.4	7.0	12.5	17.1	27.4	7.0	12.5
Significant transaction and environmental related costs and other items	0.4	1.9	2.8	10.4	0.4	1.9	2.8	10.4
Adjusted EBITDA	$101.4	$96.3	$306.0	$284.5	$102.3	$97.2	$308.7	$286.7

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$242.3	$3.5	$684.4	$434.4	$6.2	$515.0
Intersegment revenues	54.8	2.6	(57.4)	29.9	1.2	(31.1)
Costs of product/services sold	205.1	(0.1)	622.5	378.6	0.2	479.7
Operations and maintenance expenses	17.2	0.7	11.7	16.2	1.0	18.3
Gain (loss) on long-lived assets, net	(2.2)	—	(2.5)	(3.9)	—	0.6
Earnings from unconsolidated affiliates, net	5.6	9.5	—	4.3	7.2	—
EBITDA	$78.2	$15.0	$(9.7)	$69.9	$13.4	$(13.5)

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$838.1	$12.8	$2,034.8	$1,208.1	$24.7	$1,401.2
Intersegment revenues	141.5	7.1	(148.6)	94.3	4.7	(99.0)
Costs of product/services sold	701.6	0.1	1,817.0	1,049.9	0.3	1,221.4
Operations and maintenance expenses	52.7	2.3	41.0	51.8	3.4	48.2
Gain (loss) on long-lived assets, net	(2.1)	—	(26.7)	(3.9)	—	0.6
Earnings from unconsolidated affiliates, net	15.8	23.7	—	7.7	21.5	—
EBITDA	$239.0	$41.2	$1.5	$204.5	$47.2	$33.2

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $8.3 million and $34.5 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017. Our gathering and processing segment’s costs of product/services sold decreased by approximately $173.5 million and $348.3 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, while our revenues only decreased by $167.2 million and $322.8 million during the same periods.

Our gathering and processing segment’s revenues and product costs were impacted by the modified retrospective adoption of Topic 606 during the three and nine months ended September 30, 2018, which decreased its third quarter revenues and product costs by approximately $279.2 million and $282.1 million, respectively, and decreased its nine months 2018 revenues and product costs by approximately $708.3 million and $716.9 million, respectively. Also impacting our gathering and processing segment’s EBITDA during the nine months ended September 30, 2018 compared to the same period in 2017, were lower revenues of approximately $30.2 million and lower costs of product/services sold of approximately $21.8 million as a result of the deconsolidation of Crestwood Mexico Pipeline LLC (Crestwood New Mexico).

The remaining increase in our gathering and processing segment’s revenues (approximately $112.0 million and $415.7 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017) and costs of product/services sold (approximately $108.6 million and $390.4 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017) was primarily driven by our Arrow operations. During the three and nine months ended September 30, 2018, Arrow experienced higher average prices on its agreements under which it purchases and sells crude oil. In addition, natural gas and water volumes gathered by our Arrow system increased by 47%, and 31%, respectively, during the three months ended September 30, 2018, and 37% and 25%, respectively, during the nine months ended September 30, 2018 compared to the same periods in 2017. These favorable variances were driven by increased producer activity and expanded capacity on our Arrow system. In addition, during late 2017, the Bear Den processing plant was placed into service, which increased natural gas volumes gathered and processed by the Arrow system.

Our gathering and processing segment’s operations and maintenance expenses increased approximately $1.0 million and $0.9 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to an increase in its costs related to the growth in Arrow’s operations.

Our gathering and processing segment’s EBITDA was also impacted by an increase in earnings from unconsolidated affiliates of approximately $1.3 million and $8.1 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017. These increases were primarily driven by a $3.0 million and $5.8 million increase in equity earnings from our Jackalope equity investment during the three and nine months ended September 30, 2018 due to an increase in its gathering and processing volumes compared to the same periods in 2017. Equity earnings from our Crestwood Permian equity investment also increased by $2.3 million during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the Nautilus system coming online in June 2017 and the contribution of Crestwood New Mexico to Crestwood Permian in June 2017. Our equity earnings from our Crestwood Permian equity investment decreased by approximately $1.7 million during the three months ended September 30, 2018 compared to the same period in 2017. Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of the equity earnings from Crestwood New Mexico through June 30, 2018. Beginning with the third quarter of 2018, our equity earnings from Crestwood New Mexico is based on our ownership percentage of Crestwood Permian, which is currently 50%.

Storage and Transportation

EBITDA for our storage and transportation segment increased by approximately $1.6 million during the three months ended September 30, 2018 compared to the same period in 2017, while we experienced a decrease in EBITDA of approximately $6.0 million during the nine months ended September 30, 2018 compared to the same period in 2017. Revenues from our COLT Hub operations decreased by approximately $1.3 million and $9.5 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, and our costs of product/services sold also decreased by approximately $0.3 million and $0.2 million during the same periods. Although rail loading volumes on our COLT Hub system increased by 119% and 7% during the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to increased demand for rail loading services, the rates we were able to charge for these services were lower compared to prior periods due to the expiration of several firm rail loading agreements in 2017, which resulted in lower revenues and costs of product/services sold period over period.

During the three and nine months ended September 30, 2018, our storage and transportation segment’s earnings from unconsolidated affiliates increased by approximately $2 million compared to the same periods in 2017. These increases were primarily driven by our Stagecoach equity investment, primarily due to our share of Stagecoach’s equity earnings increasing from 35% to 40% effective July 1, 2018.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $3.8 million during the three months ended September 30, 2018 compared to the same period in 2017, while we experienced a decrease in EBITDA of approximately $31.7 million during the nine months ended September 30, 2018 compared to the same period in 2017. During the three and nine months ended September 30, 2018, we recorded a $2.5 million and $26.7 million loss on long-lived assets primarily related to the sale of our West Coast facilities (see Item 1. Financial Statements, Note 2 for a further discussion of this sale). In addition, our marketing, supply and logistics segment’s EBITDA was also impacted by lower revenues and costs of product/services sold related to US Salt, LLC, which we sold in December 2017, resulting in lower revenues of approximately $16.2 million and $49.0 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, and lower costs of product/services sold of approximately $9.5 million and $28.3 million during those same periods.

EBITDA for our marketing, supply and logistics segment (excluding the impacts from the sale of US Salt described above) was also impacted by an increase in its revenues of approximately $159.3 million and $633.0 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, and an increase in its costs of product/services sold of approximately $152.3 million and $623.9 million during the same periods.

Our crude and natural gas marketing operations experienced a $170.7 million and $454.9 million increase in revenues during the three and nine months ended September 30, 2018 compared to the same periods in 2017, and a $170.9 million and $456.8 million increase in its costs of product/services sold during the same periods. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

The remaining $178.1 million increase in our revenues and $167.1 million increase in our costs of product/services sold during the nine months ended September 30, 2018 was driven by our NGL Marketing and Logistics operations. During the nine months ended September 30, 2018, our NGL Marketing and Logistics operations were able to capture more marketing opportunities to purchase and sell NGLs given the unusually cold weather during 2018 and opportunities to purchase NGLs surrounding our Bear Den processing plant, which was placed into service in late 2017. In addition, we experienced increased demand for trucking, rail, storage and terminal services as a result of an expanded US NGL supply base and market dislocations caused by increased NGL supplies from various high growth regions and regional pipeline outages. Included in our costs of product/services sold was a loss of $16.7 million and $15.3 million during the three and nine months ended September 30, 2018, and a loss of $24.1 million and $22.6 million during the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2018, our marketing, supply and logistics segment’s operations and maintenance expenses decreased by approximately $6.6 million and $7.2 million compared to the same periods in 2017, primarily due to our efforts to realign certain of its operations.

Other EBITDA Results

General and Administrative Expenses. During the three and nine months ended September 30, 2018, our general and administrative expenses increased compared to the same periods in 2017, primarily due to an increase in unit-based compensation charges based on higher average awards outstanding under our long-term incentive plans during 2018 compared to 2017. Partially offsetting these increases were lower administrative costs due to the cost savings and realignment initiatives we undertook over the past several years related our operating our business.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and nine months ended September 30, 2018, depreciation, amortization and accretion expense decreased compared to the same periods in 2017. These decreases were primarily the result of the deconsolidation of our Crestwood New Mexico operations in June 2017, the sale of US Salt LLC in December 2017 and the classification of our West Coast assets as held for sale which we ceased depreciating beginning in June 2018.

Interest and Debt Expense, Net. During the three months ended September 30, 2018, interest and debt expense, net increased by approximately $0.9 million primarily due to higher outstanding balances on our credit facility compared to the same period in 2017. Interest and debt expense, net decreased by approximately $1.0 million during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a decrease in interest expense on our senior notes due to repayments of certain of these notes during 2017, partially offset by an increase in interest expense on our credit facility due to higher outstanding balances during the comparative periods.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Credit facility	$6.4	$5.5	$16.8	$13.3
Senior notes	18.1	18.2	54.4	58.3
Other debt-related costs	2.0	1.7	5.6	5.4
Gross interest and debt expense	26.5	25.4	76.8	77.0
Less: capitalized interest	1.4	1.2	3.0	2.2
Interest and debt expense, net	$25.1	$24.2	$73.8	$74.8

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

As of September 30, 2018, we had $526.1 million of available capacity under our credit facility considering the most restrictive debt covenants in the credit agreement. As of September 30, 2018, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes.

In October 2018, Crestwood Midstream entered into a Second Amended and Restated Credit Agreement (the Second Amended Credit Agreement). The Second Amended Credit Agreement provides for a five-year $1.25 billion revolving credit facility, which expires in October 2023 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Interest rates under the Second Amended Credit Agreement were reduced by 0.25%, and the debt covenants under the Second Amended Credit Agreement are materially consistent with those under the previous credit facility. For a further discussion of the Second Amended Credit Agreement, see Item 1, Financial Statements, Note 8.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$200.9	$228.2
Net cash used in investing activities	(190.2)	(144.3)
Net cash used in financing activities	(9.6)	(84.1)

Operating Activities

Our operating cash flows decreased by approximately $27.3 million during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily driven by a reduction in the net cash inflow from working capital of approximately $61.2 million. Partially offsetting this decrease was higher operating revenues and costs primarily from our gathering and processing segment’s Arrow operations of approximately $415.7 million and $390.4 million, respectively, and higher operating revenues and costs from our marketing, supply and logistics segment’s NGL Marketing and Logistics operations of approximately $178.1 million and $167.1 million, respectively. For a further discussion of these segment results, see Results of Operations above.

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

We anticipate that our growth capital expenditures and our capital contributions to our equity investments will range from $300 million to $350 million during 2018, primarily focused on our gathering and processing expansion projects in the Bakken, Delaware Permian and Powder River Basin described in Segment Highlights above. We anticipate that our growth and reimbursable capital expenditures for the remainder of 2018 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the nine months ended September 30, 2018 (in millions).

Growth capital	$179.0
Maintenance capital	16.7
Other (1)	10.0
Purchases of property, plant and equipment	$205.7

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the nine months ended September 30, 2018, we contributed approximately $27.7 million to our equity investments to fund their expansion projects described in Segment Highlights above.

Financing Activities

Significant items impacting our financing activities during the nine months ended September 30, 2018 and 2017, included the following:

Equity Transactions

•
During the nine months ended September 30, 2018, we made cash distributions of $45 million to our preferred unitholders; prior to September 30, 2017, we had the option to make quarterly distributions to our preferred unitholders by issuing additional preferred units;

•
In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE and issued new Series A-2 Preferred Units to Jackalope Holdings. We began making distributions to Jackalope Holdings on its Series A-2 Preferred Units in the second quarter of 2018, and during the nine months ended September 30, 2018, we distributed approximately $6.6 million to our non-controlling partner. During the nine months ended September 30, 2017, we made cash distributions of approximately $11.4 million to our non-controlling partner; and

•
Our taxes paid for unit-based compensation vesting increased by approximately $1.6 million during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to higher vesting of unit-based compensation awards.

Debt Transactions

•
Our debt-related transactions during the nine months ended September 30, 2018 resulted in net proceeds of approximately $178.4 million compared to net proceeds of approximately $49.6 million during the same period in 2017. The net increase during 2018 was primarily driven by an increase in borrowings under our Credit Facility to fund our capital expenditures primarily related to our Arrow expansion projects described in Segment Highlights above. During 2017, we repaid amounts outstanding under certain of Crestwood Midstream’s senior notes with the proceeds from the issuance of its $500 million, 5.75% unsecured notes due 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2017 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2017 to September 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

*10.1	Executive Restricted Unit Award Grant Notice

*10.2	Non-Executive Restricted Unit Award Grant Notice

*10.3	Director Restricted Unit Award Grant Notice

*10.4	Restricted Unit Award Agreement

*12.1	Computation of ratio of earnings to fixed charges - Crestwood Equity Partners LP

*12.2	Computation of ratio of earnings to fixed charges - Crestwood Midstream Partners LP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 1, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	November 1, 2018	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)