Form 10-K
period 2018-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2019-02-22
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018).

Crestwood Equity Partners LP	$1.6 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 11, 2019).

Crestwood Equity Partners LP	$30.89 per common unit	71,901,462
Crestwood Midstream Partners LP	None	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	None
Crestwood Midstream Partners LP	None
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

MBbls	One thousand barrels.
MMBbls	One million barrels.
MMcf	One million cubic feet of natural gas.
Natural gas	A gaseous mixture of hydrocarbon compounds, primarily methane together with varying quantities of ethane, propane, butane and other gases.
Natural Gas Act	Federal law enacted in 1938 that established the FERC’s authority to regulate interstate pipelines.
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

PART I

Item 1. Business

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, and (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries Unless otherwise indicated, information contained herein is reported as of December 31, 2018.

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

Crestwood Equity is a holding company. All of our consolidated operating assets are owned by or through our wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership. In addition, through our equity investments in joint ventures, we have ownership interests in their respective operating assets. Our operating assets, including those of our joint ventures, primarily include:

•
natural gas facilities with approximately 2.9 Bcf/d of gathering capacity, 0.9 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity and 1.6 Bcf/d of firm transportation capacity;

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.9 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity and 180,000 Bbls/d of rail loading capacity;

•
NGL facilities with approximately 2.5 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 1.3 MMBbls/d of NGLs; and

•	produced water gathering facilities with approximately 90,000 Bbls/d of gathering capacity.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2018:

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
53,750,685
71,257,445
Crestwood Equity Partners LP NYSE: CEQP (Delaware)
7,484,449 Common Units
100%
IPCH Acquisition Corp. (Delaware) 84,742 Class A Units
99.5%
Crestwood Midstream GP LLC (Delaware)
99.9%LP
Crestwood Corporation (Delaware)
0.5% - Preferred Interest
100%
Non-Economic GP Interest
Crestwood Partners LLC (Delaware) 401,984 Class A Units
Crestwood Gas Services GP LLC (Delaware)
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Crestwood Equity. Crestwood Equity GP LLC, which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings, which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), also owns approximately 25% of Crestwood Equity’s common units and all of its subordinated units as of December 31, 2018.

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

Our Assets

Our financial statements reflect three operating and reporting segments: (i) gathering and processing (G&P); (ii) storage and transportation (S&T); and (iii) marketing, supply and logistics (MS&L). Below is a description of our operating and reporting segments.

Gathering and Processing

Our G&P operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes our operations and investments that own (i) our crude oil, natural gas and produced water gathering systems in the Bakken Shale play; (ii) rich gas gathering systems and processing plants in the Bakken, Marcellus, Barnett, Delaware Permian and Powder River Basin Shale plays; and (iii) dry gas gathering systems in the Barnett, Fayetteville and Delaware Permian Shale plays.

The table below summarizes certain information about our G&P systems (including our equity investments) as of December 31, 2018:

Shale Play (State)	Counties / Parishes	Pipeline (Miles)	Gathering Capacity	2018 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Bakken North Dakota	McKenzie and Dunn	691 (1)	120 MMcf/d - natural gas gathering 125 MBbls/d - crude oil gathering 90 MBbls/d - water gathering	66 MMcf/d - natural gas gathering 78 MBbls/d - crude oil gathering 46 MBbls/d - water gathering	26,560	1	30	150,000
Marcellus West Virginia	Harrison and Doddridge	74	875 MMcf/d	377 MMcf/d	131,380	—	—	140,000
Barnett Texas	Hood, Somervell, Tarrant, Johnson and Denton	507	925 MMcf/d	278 MMcf/d	153,465	1	425	140,000
Fayetteville Arkansas	Conway, Faulkner, Van Buren, and White	173	510 MMcf/d	39 MMcf/d	18,670	—	—	143,000
Delaware Permian (2) New Mexico/Texas	Eddy (New Mexico) Loving, Reeves, Ward, Culberson (Texas)	265	306 MMcf/d	156 MMcf/d	72,090 (3)	3	285	214,000
Powder River Basin (4) Wyoming	Converse	211	140 MMcf/d	103 MMcf/d	50,895	1	145	358,000

(1)	Consists of 287 miles of natural gas gathering pipeline, 187 miles of crude oil gathering pipeline, and 217 miles of produced water gathering pipeline.

(2)	Our Delaware Permian assets in New Mexico and Texas are owned by Crestwood Permian Basin Holdings LLC (Crestwood Permian), our 50% equity method investment.

(3)	Includes 16,800 HP that is owned and operated by a third party under a compression services agreement.

(4)	Our Powder River Basin assets are owned by Jackalope Gas Gathering Services, L.L.C. (Jackalope), our 50% equity method investment.

We generate G&P revenues predominantly under fee-based contracts, which minimizes our commodity price exposure and provides less volatile operating performance and cash flows. Our principal G&P systems are described below.

Bakken

We own and operate an integrated crude oil, natural gas and produced water gathering system and processing facility (the Arrow system) in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota, some of which is located on the Fort Berthold Indian Reservation.  Located approximately 60 miles southeast of the COLT Hub, the Arrow system connects to our COLT Hub through the Kinder Morgan Inc.’s (Kinder Morgan) Double H Pipeline system and Marathon Petroleum Corporation (Marathon) crude oil pipeline systems, as well as to Patoka, Illinois and Gulf Coast markets through the Dakota Access Pipeline (DAPL) interstate pipeline system.  The Arrow system consists of approximately 691 miles of low-pressure gathering pipelines, a 23-acre central delivery point with 266,000 Bbls of crude oil working storage capacity and multiple pipeline take-away outlets, and salt water disposal wells. During 2018, we completed the construction of a natural gas processing facility (Bear Den) and associated pipelines, and began construction of the Bear Den Plant Phase 2 expansion that will increase processing capacity to 150 MMcf/d. The Phase 2 expansion is expected to be in service by the third quarter of 2019. Our operations are anchored by long-term gathering contracts and our underlying contracts largely provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

Marcellus

We own and operate natural gas gathering and compression systems in Harrison and Doddridge Counties, West Virginia. These systems consist of 74 miles of low pressure gathering lines and nine compression and dehydration stations with 131,380 horsepower. Through these systems, we provide midstream services under long-term, fixed-fee contracts across two operating areas: our eastern area of operation (East AOD), where we are the exclusive gatherer, and our western area of operation (Western Area), where we provide compression services.

In the East AOD, we provide gathering, dehydration and compression services on a fixed-fee basis. We gather and ultimately redeliver our customers’ natural gas to MarkWest Energy Partners, L.P.’s Sherwood gas processing plant and various regional pipeline systems. In the Western Area, we provide compression and dehydration services on a fixed-fee basis predominantly utilizing our West Union and Victoria compressor stations, each with a maximum capacity of 120 MMcf/d. Our agreements provide for a minimum volume commitment of approximately 50% of the throughput capacity of each compressor station through 2021.

Barnett

We own and operate three systems in the Barnett Shale, including the Cowtown, Lake Arlington and the Alliance systems. Our Cowtown system, which is located principally in the southern portion of the Fort Worth, Texas Basin, consists of pipelines that gather rich gas produced by customers and deliver the volumes to our plants for processing and the Cowtown plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a dry gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a dry gas gathering system and a related dehydration, compression and amine treating facility.

Fayetteville

We own and operate five systems in the Fayetteville Shale, including the Twin Groves, Prairie Creek, Woolly Hollow, Wilson Creek, and Rose Bud systems. Our Twin Groves, Prairie Creek, and Woolly Hollow systems (Conway and Faulkner Counties, Arkansas) consist of three gas gathering, compression, dehydration and treating facilities. Our Wilson Creek system (Van Buren County, Arkansas) consists of a gas gathering system and related dehydration and compression facilities. Our Rose Bud system (White County, Arkansas) consists of a gas gathering system. All of our systems gather natural gas produced by customers and deliver customers’ gas to unaffiliated pipelines for sale downstream.

Equity Investments

Delaware Permian

Our gathering and processing segment includes our 50% equity interest in the Crestwood Permian joint venture, which we account for under the equity method of accounting. Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed the joint venture in October 2016. We operate the joint venture, which owns low-pressure dry gas and rich natural gas gathering systems with a primary focus on the Willow Lake system, which includes approximately 85 MMcf/d of processing capacity that serves our customers in Eddy County, New Mexico. The joint venture owns a 200MMcf/d natural gas processing facility in Orla, Texas, (the Orla plant) and the Orla Express Pipeline, a 33 mile, 20-inch high pressure line connecting the existing Willow Lake system with the Orla plant. We manage the joint venture under a long-term management agreement. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Crestwood Permian.

The Crestwood Permian joint venture owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin) and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to own and operate the Nautilus gathering system in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin the gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The Nautilus gathering system includes 59 receipt point meters, 133 miles of pipeline, a 41-mile high pressure header system, 37,400 horsepower of compression and four high pressure delivery points. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI under a 20-year fixed-fee gathering agreement.

In July 2018, a subsidiary of Crestwood Permian purchased an undivided interest in 80,000 Bbls/d of capacity in a segment of the Epic Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas, where the pipeline interconnects with Chevron Phillips Chemical Company, LP’s (Chevron Phillips) pipeline. Contemporaneous with this transaction, the subsidiary of Crestwood Permian also entered into a purchase and sale agreement with Chevron Phillips to sell a dedicated volume of barrels to be delivered off the EPIC pipeline to Chevron Phillips’ pipeline. Our ownership in the EPIC pipeline provides a competitive NGL takeaway solution to continue growing our G&P footprint in the Delaware Basin. Additionally, going forward, we are positioned to securely and economically move Orla NGL products into Gulf Coast markets which provides our customers optionality and flow assurance that creates a unique competitive advantage for us.

Powder River Basin

Our gathering and processing segment includes our 50% equity interest in the Jackalope joint venture with Williams Partners LP (Williams), which we account for under the equity method of accounting. The joint venture, operated by Williams, owns the Jackalope gas gathering system, which serves a 358,000 gross acre dedication operated by Chesapeake Energy Corporation (Chesapeake) in Converse County, Wyoming. The Jackalope system consists of approximately 211 miles of gathering pipelines, 50,895 horsepower of compression and a 145 MMcf/d processing plant (Bucking Horse). The system connects to 102 well pads and is supported by a 20-year gathering and processing agreement with Chesapeake that includes minimum revenue guarantees for a five to seven year period. In addition, Jackalope is expanding its gathering system and Bucking Horse processing plant to increase processing capacity to 345 MMcf/d in late 2019/early 2020. The Phase 2 Jackalope expansion also includes gathering, compression and a second processing plant which will add an additional 200 MMcf/d to the Jackalope system. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Jackalope.

The table below summarizes certain contract information of our G&P operations (including our equity investments) as of December 31, 2018:

Shale Play	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Major Customers	Weighted Average Remaining Contract Terms (in years)
Bakken	Gathering - crude oil, natural gas and water	Mixed	150,000	WPX, Bruin E&P Partners, LLC, Rimrock Energy Partners, LLC, XTO Energy, QEP Resources, Inc., Enerplus	9
	Processing	Mixed	—	WPX, Bruin E&P Partners, LLC, Rimrock Energy Partners, LLC, XTO Energy, QEP Resources, Inc., Enerplus	9
Marcellus	Gathering	Fixed-fee	140,000	Antero	13
	Compression	Fixed-fee	—	Antero	2
Barnett	Gathering	Mixed	140,000	BlueStone, Newark Acquisition I L.P. (Newark), Tokyo Gas America Ltd. (Tokyo Gas)	7
	Processing	Mixed	—	BlueStone, Newark, Tokyo Gas	7
Fayetteville	Gathering	Fixed-fee	143,000	Merit Energy Company (Merit)	6
	Treating	Fixed-fee	—	Merit	6
Delaware Permian	Gathering	Fixed-fee	214,000	Mewbourne, Marathon, Concho Resources (Concho), SWEPI, Halcon Resources Corporation	15
	Processing	Mixed	—	Mewbourne, Marathon, Concho	3
Powder River Basin	Gathering	Fixed-fee	358,000	Chesapeake	20
	Processing	Fixed-fee	—	Chesapeake	20

(1)	Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percent-of-proceeds and fixed-fee arrangements.

We provide gathering, processing, compression, storage and transportation services under a variety of contracts. Although the cash flows from our G&P operations are predominantly fee-based under contracts with original terms ranging from 5-20 years, the results of our G&P operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from our G&P operations can also be impacted in the short term by changing commodity prices, seasonality and weather fluctuations. Our election to enter primarily into fixed-fee contracts minimizes our G&P segment’s commodity price exposure and provides us more stable operating performance and cash flows.

Storage and Transportation

Our S&T segment includes our COLT Hub, one of the largest crude-by-rail terminals serving Bakken crude oil production, and our equity investments in three joint ventures that own five high-performance natural gas storage facilities with an aggregate certificated working gas storage capacity of approximately 75.8 Bcf, three natural gas pipeline systems with an aggregate firm transportation capacity of 1.6 Bcf/d, and crude oil facilities with approximately 380,000 Bbls of working storage capacity and 20,000 Bbls/d of rail loading capacity.

COLT Hub

The COLT Hub consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota. It has approximately 1.2 MMBbls of crude oil storage capacity and is capable of loading up to 160,000 Bbls/d. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile 10-inch bi-directional proprietary pipeline that connects the COLT terminal to our storage tank at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC and Hiland crude oil pipelines and the DAPL interstate pipeline system at the COLT terminal, and the Enbridge Energy Partners, L.P. and Marathon interstate pipeline systems at Dry Fork. The pipelines connected to the COLT Hub can deliver up to approximately 290,000 Bbls/d of crude oil to our terminal.

Equity Investments

Below is a description of the S&T assets owned by our joint ventures.

Northeast Storage Facilities. Our storage and transportation segment includes our 50% equity interest in Stagecoach Gas Services LLC (Stagecoach Gas), which we account for under the equity method of accounting. Our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast) and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc. (Consolidated Edison), formed Stagecoach Gas to own and further develop our natural gas storage and transportation business located in the Northeast (the NE S&T assets). We manage the joint venture’s operations under a long-term management agreement. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Stagecoach Gas.

The Stagecoach Gas joint venture owns and operates four natural gas storage facilities located in New York and Pennsylvania. The facilities are located near major shale plays and demand markets, have low maintenance costs and long useful lives. They have comparatively high cycling capabilities, and their interconnectivity with interstate pipelines offers significant flexibility to customers. These natural gas storage facilities, each of which generates fee-based revenues, include:

•
Stagecoach - a FERC certificated 26.2 Bcf multi-cycle, depleted reservoir storage facility. A 21-mile, 30-inch diameter south pipeline lateral connects the storage facility to Tennessee Gas Pipeline Company, LLC’s (TGP) 300 Line, and a 10-mile, 20-inch diameter north pipeline lateral connects to Millennium Pipeline Company’s (Millennium) system.

•
Thomas Corners - a FERC-certificated 7.0 Bcf multi-cycle, depleted reservoir storage facility. An 8-mile, 12-inch diameter pipeline lateral connects the storage facility to TGP’s 200 Line, and an 8-mile, 8-inch diameter pipeline lateral connects to Millennium. Thomas Corners is also connected to Dominion Transmission Inc.’s (Dominion) system through the Steuben facility discussed below.

•	Seneca Lake - a FERC-certificated 1.5 Bcf multi-cycle, bedded salt storage facility. A 20-mile, 16-inch diameter pipeline lateral connects the storage facility to the Millennium and Dominion systems.

•
Steuben - a FERC-certificated 6.2 Bcf single-cycle, depleted reservoir storage facility. A 15-mile, 12-inch diameter pipeline lateral connects the storage facility to the Dominion system, and a 6-inch diameter pipeline measuring less than one mile connects the Steuben and Thomas Corners storage facilities.

Tres Palacios Storage Facility. Our storage and transportation segment includes our 50.01% equity interest in Tres Palacios Holdings LLC (Tres Holdings), which we account for under the equity method of accounting. Tres Palacios Gas Storage LLC (Tres Palacios), a wholly-owned subsidiary of Tres Holdings, owns a FERC-certificated 34.9 Bcf multi-cycle salt dome natural gas storage facility located in Markham, Texas. We manage the joint venture’s operations under a long-term management agreement.

The Tres Palacios natural gas storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan’s Houston central processing plant. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment interest in Tres Palacios.

The following provides additional information about the natural gas storage facilities of our S&T equity investments as of December 31, 2018:

Storage Facility / Location	Certificated Working Gas Storage Capacity (Bcf)	Certificated Maximum Injection Rate (MMcf/d)	Certificated Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, NY; Bradford County, PA	26.2	250	500	TGP’s 300 Line; Millennium; UGI’s Sunbury Pipeline,(1) Transco’s Leidy Line(1)
Thomas Corners Steuben County, NY	7.0	70	140	TGP’s 200 Line; Millennium; Dominion
Seneca Lake Schuyler County, NY	1.5	73	145	Dominion; Millennium
Steuben Steuben County, NY	6.2	30	60	TGP’s 200 Line; Millennium; Dominion
Northeast Storage Total	40.9	423	845
Tres Palacios	34.9	1,000	2,500	Multiple(2)
Total	75.8	1,423	3,345

(1)	Stagecoach is connected to UGI Energy Services, LLC’s (UGI) Sunbury Pipeline and Transcontinental Gas Pipe Line Corporation’s (Transco) Leidy Line through the MARC I Pipeline.

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

Transportation Facilities. Stagecoach Gas owns three natural gas pipeline systems located in New York and Pennsylvania. These natural gas transportation facilities include:

•
North-South Facilities - include compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south pipeline laterals. The bi-directional interstate facilities provide more than 603 MMcf/d of firm interstate transportation capacity to shippers. The North-South Facilities generate fee-based revenues under a negotiated rate structure authorized by the FERC.

•
MARC I Pipeline - a 39-mile, 30-inch diameter interstate natural gas pipeline that connects the North-South Facilities and TGP’s 300 Line in Bradford County, Pennsylvania, with UGI’s Sunbury Pipeline and Transco’s Leidy Line, both in Lycoming County, Pennsylvania. The bi-directional pipeline provides more than 974 MMcf/d of firm interstate transportation capacity to shippers. The MARC I Pipeline generates fee-based revenues under a negotiated rate structure authorized by the FERC.

•
East Pipeline - a 37.5 mile, 12-inch diameter intrastate natural gas pipeline located in New York, which transports 30 MMcf/d of natural gas from Dominion to the Binghamton, New York city gate. The pipeline runs within three miles of the North-South Facilities’ point of interconnection with Millennium. The East Pipeline generates fee-based revenues under a negotiated rate structure authorized by the New York State Public Service Commission.

Rail Loading Facility. Our storage and transportation segment includes our 50.01% equity interest in Powder River Basin Industrial Complex, LLC (PRBIC), which we account for under the equity method of accounting. PRBIC owns an integrated crude oil loading, storage and pipeline terminal located in Douglas County, Wyoming. PRBIC, which is operated by our joint venture partner, Twin Eagle Resource Management, LLC, sources crude oil production from Chesapeake and other Powder River Basin producers. PRBIC includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. The pipeline terminal includes connections to Kinder Morgan’s Double H Pipeline system and Plains All American Pipeline’s Rocky Mountain Pipeline system. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in PRBIC.

The table below summarizes certain contract information associated with the COLT Hub and the assets of our S&T equity investments as of December 31, 2018:

Facility	Type of Services	Type of Contracts(1)(2)	Contract Volumes	Major Customers	Weighted Average Remaining Contract Terms (in years)
COLT	Rail Loading and Transportation	Mixed	37 MBbl/d	BP p.l.c., Flint Hills Resources, Sunoco Logistics	1
NE S&T Joint Venture:
North-South Facilities	Transportation	Firm	603 MMcf/d	Southwestern Energy, Consolidated Edison	2
MARC I Pipeline	Transportation	Firm	974 MMcf/d	Chesapeake, Chief Oil and Gas, Alta Energy Marketing	3
East Pipeline	Transportation	Firm	30 MMcf/d	NY State Electric & Gas Corp	2
Stagecoach	Storage	Firm	20.4 Bcf	Consolidated Edison, New Jersey Natural Gas, Sequent Energy Management (Sequent)	2
Thomas Corners	Storage	Firm	6.7 Bcf	Tenaska Gas Storage, LLC, Engie Energy Marketing (Engie), Green Plains Trade Group	1
Seneca Lake	Storage	Firm	1.5 Bcf	NY State Electric & Gas Corp, DTE Energy Trading, Texla Energy Management	2
Steuben	Storage	Firm	5.2 Bcf	Pivotal Utility Holdings, Sequent, Tenaska Gas Storage LLC	2
Tres Palacios Joint Venture	Storage	Firm	29.3 Bcf	Brookfield Infrastructure Group, Engie, J Aron and Company, Sequent, Trafigura Trading LLC	1
PRBIC Joint Venture	Rail Loading	Fixed-fee	—	Chesapeake	Month-to-month

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

Marketing, Supply and Logistics

Our MS&L segment consists of our NGL and crude marketing and logistics operations. We utilize our trucking and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

Our NGL marketing and logistics operations primarily include:

•
A fleet of rail and rolling stock with 1,155,000 Bbls/d of NGL transportation capacity, which also includes our rail-to-truck terminals located in Florida, New Jersey, New York, Rhode Island, North Carolina and Pennsylvania.

•
A fleet of owned and leased trucks with 20,000 Bbls/d of crude oil transportation capacity and 100,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in over 30 states from New Mexico to Maine.

•
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

Customers

For the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of our total consolidated revenues.

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

The diagram below depicts the main segments of the midstream sector value chain:

Crude Oil

Pipelines typically provide a cost-effective and safe option for shipping crude oil. Crude oil gathering systems normally comprise a network of small-diameter pipelines connected directly to the well head that transport crude oil to central receipt points or interconnecting pipelines through larger diameter trunk lines. Common carrier pipelines frequently transport crude oil from central delivery points to logistics hubs or refineries under tariffs regulated by the FERC or state authorities. Logistic hubs provide storage and connections to other pipeline systems and modes of transportation, such as railroads and trucks. Pipelines not engaged in the interstate transportation of crude may also be proprietary or leased entirely to a single customer.

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

Our NGL marketing and logistics business competes primarily with integrated major oil companies, refiners and processors, and other energy companies that own or control transportation and storage assets that can be optimized for supply, marketing and logistics services.

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

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation. For example, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 2018. This final rule has not been issued under the current administration. The interim rule remains in effect. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016, to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act and the 2016 Pipeline Safety Act, as well as any implementation of PHMSA regulations thereunder, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

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

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers’ production activities by the NDIC impacts our operations. For example, during 2016, the NDIC approved additional requirements relating to site construction, underground gathering pipelines and spill containment that became effective on October 1, 2016, while other requirements relating to bonding for underground gathering pipelines, and construction of berms around facilities became effective on January 1, 2017. Additionally, on July 1, 2014, the NDIC issued an order wherein the agency adopted legally enforceable “gas capture percentage goals” requiring our customers to capture certain percentages of natural gas produced by specified dates (Gas Capture Order). The Gas Capture Order was subsequently modified in late 2015 and late 2018. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators to meet these gas capture percentage goals would subject those operators to production restrictions, which could reduce the amount of commodities we gather on the Arrow system from our customers, and have a corresponding adverse impact on our business and results of operations.

Portions of our Arrow gathering system, which is located on the Fort Berthold Indian Reservation, may be subject to applicable regulation by the Mandan, Hidatsa & Arikara Nation. An entirely separate and distinct set of laws and regulations may apply to operators and other parties within the boundaries of the Fort Berthold Indian Reservation. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and the Bureau of Land Management (BLM) promulgate and enforce regulations pertaining to oil and gas operations on Native American lands. These regulations include lease provisions, environmental standards, tribal employment preferences and numerous other matters.

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
Natural Gas Storage and Transportation

Our equity investments’ natural gas pipelines used in gathering, storage and transportation activities are subject to regulation under NGPSA, and all of our equity investments’ crude oil pipelines used in gathering, storage and transportation activities are subject to regulation under HLPSA. On December 14, 2016, PHMSA issued final interim rules that impose new safety related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopt and make mandatory two American Petroleum Institute Recommend Practices that, among other things, address construction, maintenance, risk-management and integrity-management procedures. PHMSA indicated when it issued the interim final rule that the adoption of these safety standards for natural gas storage facilities represent a first step in a multi-phase process to enhance the safety of underground natural gas storage, with more standards likely forthcoming. Most recently, in response to a petition for reconsideration of the interim final rule received in January 2017, PHMSA published a notice in June 2017, advising that the agency intends to consider the issues raised by the petitioners in a final rule, which it has not yet issued. At this time, we cannot predict the impact of any future regulatory actions in this area. To the extent we operate or manage natural gas storage facilities owned by our equity investments, we have evaluated the final interim rules and do not anticipate any significant impact on our equity investments or any significant increase in the costs of operating and maintaining natural gas storage facilities.

The interstate natural gas storage and transportation operations of our equity investments are subject to regulation by the FERC under the Natural Gas Act. Subsidiaries of our Stagecoach Gas and Tres Holdings joint ventures are regulated by the FERC as natural gas companies. Under the Natural Gas Act, the FERC has authority to regulate natural gas transportation services in interstate commerce, which includes natural gas storage services. The FERC exercises jurisdiction over (i) rates charged for services and the terms and conditions of service; (ii) the certification and construction of new facilities; (iii) the extension or abandonment of services and facilities; (iv) the maintenance of accounts and records; (v) the acquisition and disposition of facilities; (vi) standards of conduct between affiliated entities; and (vii) various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable, or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

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

Marketing, Supply and Logistics

The transportation of crude oil, water and NGLs by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations, which are administered by the United States Department of Transportation, cover the transportation of hazardous materials.

Environmental and Occupational Safety and Health Matters

Our operations and the operations of our equity investments are subject to stringent federal, state, regional and local laws and regulations governing the discharge and emission of pollutants into the environment, environmental protection, or occupational health and safety. These laws and regulations may impose significant obligations on our operations, including (i) the need to obtain permits to conduct regulated activities; (ii) restrict the types, quantities and concentration of materials that can be released into the environment; (iii) apply workplace health and safety standards for the benefit of employees; (iv) require remedial activities or corrective actions to mitigate pollution from former or current operations; and (v) impose substantial liabilities on us for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the (i) assessment of sanctions, including administrative, civil and criminal penalties; (ii) imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; (iii) occurrence of delays in permitting or the development of projects; and (iv) issuance of injunctions restricting or prohibiting some or all of the activities in a particular area.

The following is a summary of the more significant existing federal environmental laws and regulations, each as amended from time to time, to which our business operations and the operations of our equity investments are subject:

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

In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed in September 2015, upon our posting of a performance bond for the amount contemplated by the notice and pending the outcome of settlement discussions with the EPA related to the NOPV. Although we continue to have productive settlement conversations with the Tribe, we cannot predict if or when we will be able to settle this matter.

Employees

As of February 11, 2019, we had 859 full-time employees, 336 of which were general and administrative employees and 523 of which were operational employees. We believe that our relationship with our employees is satisfactory.

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

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, although capital investment in certain areas may have increased as crude oil prices improved throughout 2017 and 2018, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include production cuts and freezes implemented by Organization of the Petroleum Exporting Countries (OPEC) members and other large oil producers such as Russia. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•	changes in general domestic and global economic and political conditions;

•	changes in domestic regulations that could impact the supply or demand for oil and gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing shale plays;

•	competition from imported supplies and alternate fuels;

•	commodity price changes, including the recent decline in crude oil and natural gas prices, that could negatively impact the supply of, or the demand for these products;

•	increased costs to explore for, develop, produce, gather, process or transport commodities;

•	impact of interest rates on economic activity;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector or restrict the exploration, development and production of oil and gas:

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

If volatility and seasonality in the oil and gas industry increase, because of increased production capacity or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices, as the industry is currently experiencing, could adversely impact storage and transportation values for some period of time until market conditions adjust. With West Texas Intermediate crude oil prices ranging from $44.48 to $76.40 per barrel in 2018, the sustainability of recent price improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition, and results of operations.

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

The significant volatility in energy commodity prices in recent years has led to an increased concern by energy investors regarding the future outlook for the industry. This has resulted in historic increased trading volatility. Our growth strategy depends on our ability to identify, develop and contract for new growth projects and raise the investment capital, at a reasonable cost of capital, required to generate accretive returns from the growth project. This trend may continue and could negatively impact our ability to grow for any of the following reasons:

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

We encounter risk of counterparty non-performance in our marketing, supply and logistics operations. Disruptions in the price or supply of NGLs for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our expected earnings from the derivative or physical sales contracts, our ability to obtain supply to fulfill our sales delivery commitments or our ability to obtain supply at reasonable prices, which could adversely affect our financial condition and results of operations.

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

Under GAAP, during the years ended December 31, 2017 and 2016, we were required to record $121.0 million and $194.0 million of long-lived asset and goodwill impairments related to certain of our reporting units because changes in circumstances or events indicated that the carrying values of such assets exceeded their fair value and were not recoverable.

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

We had approximately $1.8 billion of long-term debt outstanding as of December 31, 2018. If we are unable to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing, that could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

Furthermore, our revolving credit facility contains covenants which requires us to maintain certain financial ratios such as (i) a net debt to consolidated EBITDA ratio (as defined in our credit agreement) of not more than 5.50 to 1.0; (ii) a consolidated EBITDA to consolidated interest expense ratio (as defined in our credit agreement) of not less than 2.50 to 1.0; and (iii) a senior secured leverage ratio (as defined in our credit agreement) of not more than 3.75 to 1.0.

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

We conduct a meaningful portion of our operations through joint ventures (including our Crestwood Permian, Jackalope, PRBIC, Stagecoach Gas and Tres Palacios joint ventures), and we may enter into additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

•	could have limited ability to influence or control certain day to day activities affecting the operations;

•	could have limited control on the amount of capital expenditures that we are required to fund with respect to these operations;

•	could be dependent on third parties to fund their required share of capital expenditures;

•	may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets; and

•	may be required to offer business opportunities to the joint venture, or rights of participation to other joint venture partners or participants in certain areas of mutual interest.

In addition, joint venture partners may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture. The performance and ability of our joint venture partners to satisfy their obligations under joint venture arrangements is outside of our control. If these parties do not satisfy their obligations, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, and disputes between us and our joint venture partners may result in delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

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

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2018, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately nine years, and our consolidated portfolio of crude oil gathering contracts is approximately eight years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

On March 15, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from providing support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. Also on July 18, 2018, the FERC issued a final rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the final rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action. Stagecoach Gas submitted its Form No. 501-G on December 6, 2018.

The FERC also issued a Notice of Inquiry (NOI) requesting comments about whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Any actions the FERC will take related to the NOI are unknown at this time, but could impact the rates midstream companies are permitted to charge its customers for transportation services in the future. At this time, we cannot predict the outcome of the implementation of the Revised Policy Statement, the final rule or NOI, but the rates that our equity investments with FERC-regulated operations are permitted to charge its customers for transportation services after the expiration of the existing negotiated rates could be impacted if they file a limited or general NGA Section 4 rate filing or if the FERC or customers challenge the cost-of-service rates our equity investments are authorized to charge.

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

Our operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety aspects of our operations, the discharge of materials into the environment and otherwise relating to environmental protection. Such environmental laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable legal requirements, the application of specific health and safety criteria addressing worker protections, imposition of restoration and remedial liabilities with respect to abandonment of facilities and for any contamination resulting from our operations, and the imposition of restrictions on the generation, handling, treatment, storage, disposal and transportation of materials and wastes. Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil and criminal penalties, the imposition of remedial liabilities, the occurrence of delays or cancellations in permitting or development of projects and the issuance of injunctions restricting or prohibiting some or all of our activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where materials or wastes have been disposed or otherwise released. In the course of our operations, generated materials or wastes may have been spilled or released from properties owned or leased by us or on or under other locations where these materials or wastes have been taken for recycling or disposal.

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services. For example, in 2015, the EPA issued a final rule under the federal Clean Air Act lowering the United States National Ambient Air Quality Standards (NAAQS) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone either “attainment/unclassifiable” or “unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. In another example, the EPA and U.S. Army of Corps of Engineers (Corps) published a final rule in 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, but legal challenges to this rule have followed and, as a result, the rule is currently in effect in only twenty-two states, pending resolution of the various court challenges. In July 2017, the EPA and the Corps published a proposed rule to rescind the 2015 rule and, in February 2018, the agencies published a final rule adding a February 6, 2020 applicable date to the 2015 rule. The February 2018 rule extending the 2015 final rule’s date of applicability is currently subject to litigation. As a result of these developments, future implementation of the 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays or cancellations with respect to obtaining permits for dredge and fill activities in wetland areas. Our compliance with these or other new or amended legal requirements could result in our incurring significant additional expense and operating delays, restrictions or cancellations with respect to our operations, which may not be fully recoverable from customers and, thus, could reduce net income. Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating and capital costs and reduced demand for our services.

Climate change continues to attract considerable public, political and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In November 2018, the Trump Administration released the second volume of the fourth inter-agency National Climate Assessment that is issued pursuant to federal law, which current version outlines potentially severe climate-related impairments for the United States’ environment, economy and public health, now and in the future, that is indicated to worsen over time unless significant measures are taken to, among other things, reduce GHG emissions. This report could serve as a basis for increasing governmental pursuit of policies to restrict GHG emissions.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (PSD) construction and Title V operating permit reviews for GHGs from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet best available control technology standards that typically will be established by the states. The EPA has also adopted regulations requiring the annual reporting of GHG emissions from specified large GHG emission sources in the United States including certain oil and natural gas production, processing, transmission, storage and distribution facilities as well as certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards require the use of certain equipment specific emissions control practices, require additional controls for pneumatic controllers and pumps as well as compressors, and impose leak detection and repair requirements for natural gas compressor and booster stations. In June 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the rule has not been finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule and, in September 2018, the agency proposed amendments that include rescission or revision of specific rule requirements, such as fugitive emission monitoring frequency. In another example, the BLM published a final rule in late 2016 that imposes requirements to reduce methane emissions by regulating venting, flaring, and leaking from oil and natural gas operations on public lands; however, in September 2018, the BLM published a final rule rescinding most of the new requirements of the 2016 final rule and codifies the BLM’s prior approach to venting and flaring, which rescission has been challenged in federal court and remains pending. These rules and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations and could delay or curtail our customers’ activities, which could adversely affect our business. On an international level, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (Paris Agreement) for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement, which provides for a four year exit process beginning when it took effect in November 2016.

The adoption of legislation or regulatory programs to reduce emissions of GHGs in areas where we or our customers conduct operations could require us and our customers to incur increased compliance and operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas that is produced, which may decrease demand for our midstream services. Moreover, any such future laws and regulations that limit emissions of GHGs or that otherwise promote the use of renewable fuels could adversely affect demand for the natural gas our customers produce, which could thereby reduce demand for our services and adversely affect our business. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. In addition, recent non-governmental activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

We may incur higher costs as a result of pipeline integrity management program testing and additional safety legislation.

Pursuant to authority under the NGPSA and HLPSA, PHMSA requires pipeline operators to develop integrity management programs for pipelines located where a leak or rupture could harm “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. The regulations require operators like us to:

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

Moreover, federal legislation or implementing regulations adopted in recent years may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital costs, operational delays and costs of operations. For example, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

With regard to natural gas storage facilities, following the detection of a natural gas leak from a third party at a natural gas storage facility in California in 2015, PHMSA issued an advisory bulletin in 2016 for natural gas storage facility operators, recommending that they review operations to identify the potential leaks and failures caused by corrosion, chemical or mechanical damage, or other material deficiencies in equipment; review storage facility locations and operations of shut-off and isolation systems, and comply with state regulations governing the permitting, drilling, completion, and operation of storage wells, and recommending the voluntary implementation of certain industry recognized recommended practices for natural gas storage facilities. Additionally, the 2016 Pipeline Safety Act required PHMSA to develop new safety standards for such storage facilities by June 2018. In response, PHMSA issued final interim rules in December 2016 that imposed new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopted and made mandatory two American Petroleum Institute Recommended Practices (API RP 1170 and 1171) that, among other things, address construction, maintenance, risk-management and integrity-management procedures. However, in June 2017, PHMSA temporarily suspended specified enforcement actions pertaining to provisions that had previously been non-mandatory provisions under those API recommended practices prior to incorporation into the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule, and subsequently re-opened the rule to public comment in October 2017. The Unified Agenda issued by the federal government published a September 2018 date for issuance of a final rule but no rule has yet been finalized. At this time, we cannot predict the impact of any future regulatory actions in this area.

In January 2017, PHMSA issued a final rule that amends its pipeline safety regulations for the design, construction, testing, operation and maintenance of hazardous liquids pipelines.  The final rule imposes more stringent standards that determine how operators repair aging and high-risk infrastructure, increase the frequency of tests that assess pipeline conditions, and require operators to report more operating and safety data.  Among other things, the final rule: (i) extends an operator’s reporting requirements to gravity and hazardous liquids gathering pipelines; (ii) requires operators to inspect pipelines in areas affected by extreme weather and similar events within a certain timeframe; (iii) impose new requirements to periodically “pig” transmission pipelines in areas outside of high consequence areas; (iv) broadens the requirement for the use of leak detection systems; and (v) increases the use of inline inspection tools.  However, the date of implementation of this final rule by publication in the Federal Registrar has been delayed following the January 2017 change in Presidential administrations.

We are evaluating PHMSA’s new rules, and we cannot predict the precise impact that compliance with the new rules will have on our business.  The new rules may, among other things, require us or our joint ventures to install new or modified safety controls, undertake additional capital projects or conduct maintenance programs on an expedited basis.  Additionally, while states are largely preempted by federal law from regulating pipeline safety for interstate pipelines, most states are certified by the U.S. Department of Transportation to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate pipelines, states vary considerably in their authority and capacity to address pipeline safety. The costs of complying with the new PHMSA rules, as well as other rules under consideration by PHMSA or other agencies, could have a material adverse effect on our cash flows and results of operations.

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

We do not own all of the land on which our pipelines and facilities (particularly our G&P facilities) have been constructed, which subjects us to the possibility of more onerous terms or increased costs to obtain and maintain valid easements and rights-of-way. We obtain standard easement rights to construct and operate pipelines on land owned by third parties, and our rights frequently revert back to the landowner after we stop using the easement for its specified purpose. With regard to easements and rights-of-way on tribal lands, following a court decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land (that is, tribal land owned or at one time owned by an individual Indian landowner) bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted tribal lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way without experiencing significant costs.

Therefore, these easements exist for varying periods of time. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our results of operations and ability to make distributions.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets for terrorist organizations or “cyber security” events.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets or utilize our customer service systems. Also, destructive forms of protests and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production or midstream processing or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our customers’ operations. Additionally, the oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing and operational activities. At the same time, companies in our industry have been the targets of cyber-attacks, and it is possible that the attacks in our industry will continue and grow in number. In addition, to assist in conducting our business, we rely on information technology systems and data hosting facilities, including systems and facilities that are hosted by third parties and with respect to which we have limited visibility and control. These systems and facilities may be vulnerable to a variety of evolving cyber security risks or information security breaches, including unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. These cyber security risks could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary, personal data, and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. The occurrence of any of these events, including any attack or threat targeted at our pipelines and other assets, could cause a substantial decrease in revenues, increased costs or other financial losses, exposure or loss of customer information, damage to our reputation or business relationships, increased regulation or litigation, disruption of our operations and/or inaccurate information reported from our operations.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition. Although we have adopted controls and systems, including procuring limited insurance for certain cyber-related losses, that are designed to protect information and mitigate the risk of data loss and other cyber security events, such measures cannot entirely eliminate cyber security threats, particularly as these threats continue to evolve and grow. Furthermore the controls and systems we have installed may be breached or be inadequate to address a risk that arises. We are not aware of any cyber security events that impacted our company that have or could have resulted in a material loss; however there is no assurance that we will not suffer such a loss in the future.

We are or may become subject to cyber security and data privacy laws, regulations, litigation and directives relating to our processing of personal data.

Several jurisdictions in which we operate throughout the United States may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal data. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of confidential information, including international comprehensive data privacy regulations and recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Our business involves collection, uses, and other processing of personal data of our employees, contractors, suppliers, and service providers. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, and/or mandated changes in our business practices.

Risks Inherent in an Investment in Us

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay quarterly distributions to our common and preferred unitholders.

We may not have sufficient cash each quarter to pay quarterly distributions to our common unitholders or, alternatively, we may reallocate a portion of our available cash to debt repayment or capital investment. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, distributions received from our joint ventures, and payments of fees and expenses as well as decisions the board of directors makes regarding acceptable levels of debt or the desire to invest in new growth projects. Our board typically reviews these factors on a quarterly basis. Before we pay any cash distributions on our preferred and common units, we will establish reserves and pay fees and expenses, including reimbursements to our general partner and its affiliates, for all expenses they incur and payments they make on our behalf. These costs will reduce the amount of cash available to pay distributions to our common unitholders and, to the extent we are unable to declare and pay fixed cash distributions on our preferred units, we cannot make cash distributions to our common unitholders until all payments accruing on the preferred units have been paid.

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

•	force majeure events that damage our or third-party pipelines, facilities, related equipment and surrounding properties;

•	prevailing economic and market conditions;

•	governmental regulation, including changes in governmental regulation in our industry;

•	changes in tax laws;

•	the level of competition from other midstream companies;

•	the level of our operations and maintenance and general and administrative costs;

•	the level of capital expenditures we make;

•	our ability to make borrowings under our revolving credit facility;

•	our ability to access the capital markets for additional investment capital; and

•	acceptable levels of debt, liquidity and/or leverage.

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

Since 2014, the significant decrease in commodity prices has negatively impacted the equity and debt markets resulting in limitations on our ability to access the capital markets for new growth capital at a reasonable cost of capital. Historically, we have distributed all of our available cash to our preferred and common unitholders on a quarterly basis and relied upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. If the current capital market trends persist, we may be unable to finance growth externally by accessing the capital markets, and may have to depend on a reallocation of our cash distributions to reduce debt and/or invest in new growth projects. In addition, we may dispose of assets to reduce debt and/or invest in new growth projects, which can impact the level of our cash distributions.

In the event we continue to distribute all of our available cash or decide to reallocate cash to debt reduction, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we decide to reallocate cash to debt reduction or invest in new capital projects, we may be unable to maintain or increase our per unit distribution level. Subject to certain restrictions that apply if we are not able to pay cash distributions to our preferred unitholders, there are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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
Our unitholders’ voting rights are further restricted by a provision in our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot vote on any matter.

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

As of December 31, 2018, Crestwood Holdings and its affiliates beneficially held an aggregate of 17,908,700 limited partner units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which the common units are traded. Additionally, Crestwood Holdings may pledge or hypothecate its common units or its interest in Crestwood Holdings LP (Holdings LP), the sole member of our general partner, or its subsidiaries. Such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

Our preferred units contain covenants that may limit our business flexibility.

Our preferred units contain covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the preferred units, depending on the action as described below. The need to obtain the approval of holders of the preferred units before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of its unitholders. The affirmative vote of the then-applicable voting threshold of the outstanding preferred units, voting separately as a class with one vote per preferred unit, shall be necessary to amend our partnership agreement in any manner that (i) alters or changes the rights, powers, privileges or preferences or duties and obligations of the preferred units in any material respect; (ii) except as contemplated in the partnership agreement, increases or decreases the authorized number of preferred units; or (iii) otherwise adversely affects the preferred units, including without limitation the creation (by reclassification or otherwise) of any class of senior securities (or amending the provisions of any existing class of partnership interests to make such class of partnership interests a class of senior securities). In addition, our partnership agreement provides certain rights to the preferred unitholders that could impair our ability to consummate (or increase the cost of consummating) a change-in-control transaction, which could result in less economic benefits accruing to our common unit holders.

The control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, Holdings LP, from transferring its ownership interest in our general partner to a third party. Additionally, Holdings LP’s general partner interest in our general partner is pledged as collateral under a Credit Agreement between Crestwood Holdings and various lenders (Holdings Credit Agreement).  In the event of a default by Crestwood Holdings under the Holdings Credit Agreement, the lenders may foreclose on the pledged general partner interest and take or transfer control of our general partner without unitholder consent. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers. This effectively permits a “change of control” without the vote or consent of the common unitholders. In addition, such a change of control could result in our indebtedness becoming due. Please read risk factor “A change of control could result in us facing substantial repayment obligations under our revolving credit facility and senior notes.”
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
If at any time our general partner and its affiliates own more than 80% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2018, the directors and executive officers of our general partner owned approximately 7% of our common units.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impair our ability to qualify as a publicly traded partnership in the future.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urgedto consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.

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
Furthermore, a substantial portion of the amount realized from the sale of our units, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.
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
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.
We will treat each purchaser of our common units as having the same tax benefits without regard to the specific common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from any sale of our common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
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
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes, estate, inheritance or intangible taxes and foreign taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders’ responsibility to file all required U. S. federal, state, local and foreign tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of our properties is included in Item 1. Business, and is incorporated herein by reference. We also lease office space for our corporate offices in Houston, Texas and Kansas City, Missouri.

We own or lease the property rights necessary to conduct our operations and we also lease and rely upon our customers’ property rights to conduct a substantial part of our operations. We believe that we have satisfactory title to our assets. Title to property may be subject to encumbrances. For example, we have granted to the lenders of our revolving credit facility security interests in substantially all of our real property interests. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use in the operation of our business.

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

The last reported sale price of Crestwood Equity’s common units on the NYSE on February 11, 2019, was $30.89. As of that date, Crestwood Equity had 71,901,462 common units issued and outstanding, which were held by 265 unitholders of record.

Issuer Purchases of Equity Securities

For the year ended December 31, 2018, we relinquished 221,576 common units to cover payroll taxes upon the vesting of restricted units.

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of CEQP’s equity compensation plan information as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	4,963,263
Total	—	$—	4,963,263

Item 6. Selected Financial Data

Crestwood Midstream. This information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Crestwood Equity. The income statement and cash flow data for each of the three years ended December 31, 2018 and balance sheet data as of December 31, 2018 and 2017 were derived from our audited financial statements. We derived the income statement and cash flow data for each of the two years ended December 31, 2015 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15. Exhibits, Financial Statement Schedules included elsewhere in this report.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment of our operations (including the Simplification Merger, Marketing, Supply and Logistics operational realignment and other cost savings initiatives), and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

	Crestwood Equity Partners LP
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in million, except per unit data)
Statement of Income Data:
Revenues	$3,654.1	$3,880.9	$2,520.5	$2,632.8	$3,931.3
Operating income (loss)	113.5	(79.4)	(108.7)	(2,084.8)	117.9
Income (loss) before income taxes	67.1	(167.4)	(191.8)	(2,305.1)	(9.3)
Net income (loss)	67.0	(166.6)	(192.1)	(2,303.7)	(10.4)
Net income (loss) attributable to Crestwood Equity Partners LP	50.8	(191.9)	(216.3)	(1,666.9)	56.4

Performance Measures:
Diluted net income (loss) per limited partner unit: (1)	$(0.13)	$(3.64)	$(3.55)	$(54.00)	$3.30

Distributions declared per limited partner unit(2)	$2.40	$2.40	$3.175	$5.50	$5.50

Other Financial Data:
EBITDA (unaudited)	$335.9	$161.4	$152.9	$(1,844.9)	$403.1
Adjusted EBITDA (unaudited)	420.1	395.4	455.6	527.4	495.9
Net cash provided by operating activities	253.6	255.9	346.1	440.7	283.0
Net cash provided by (used in) investing activities	(241.2)	38.7	867.2	(212.7)	(483.0)
Net cash provided by (used in) financing activities	3.5	(294.9)	(1,212.2)	(236.3)	203.6

Balance Sheet Data:
Property, plant and equipment, net	$2,029.7	$1,820.8	$2,097.6	$3,310.8	$3,893.8
Total assets	4,294.5	4,284.9	4,448.9	5,762.8	8,421.7
Total debt, including current portion	1,753.3	1,492.2	1,523.7	2,502.9	2,356.8
Other long-term liabilities(3)	173.6	104.7	44.6	47.5	47.2
Partners’ capital	2,033.8	2,180.5	2,539.0	2,946.9	5,584.5

	Crestwood Equity Partners LP
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$67.0	$(166.6)	$(192.1)	$(2,303.7)	$(10.4)
Interest and debt expense, net	99.2	99.4	125.1	140.1	127.1
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)	20.0	—
Provision (benefit) for income taxes	0.1	(0.8)	0.3	(1.4)	1.1
Depreciation, amortization and accretion	168.7	191.7	229.6	300.1	285.3
EBITDA	335.9	161.4	152.9	(1,844.9)	403.1
Unit-based compensation charges	28.5	25.5	19.2	19.7	21.3
Loss on long-lived assets, net(4)	28.6	65.6	65.6	821.2	1.9
Goodwill impairment(5)	—	38.8	162.6	1,406.3	48.8
Loss on contingent consideration(6)	—	57.0	—	—	8.6
(Earnings) loss from unconsolidated affiliates, net(7)	(53.3)	(47.8)	(31.5)	60.8	0.7
Adjusted EBITDA from unconsolidated affiliates, net	95.6	80.3	61.1	25.3	6.9
Change in fair value of commodity inventory-related derivative contracts	(18.3)	2.2	14.1	5.4	(10.3)
Significant transaction and environmental-related costs and other items(8)	3.1	12.4	11.6	33.6	14.9
Adjusted EBITDA	$420.1	$395.4	$455.6	$527.4	$495.9

	Crestwood Equity Partners LP
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$253.6	$255.9	$346.1	$440.7	$283.0
Net changes in operating assets and liabilities	46.9	(0.3)	(57.9)	(98.0)	73.8
Amortization of deferred financing costs and premiums	(6.8)	(7.2)	(6.9)	(8.9)	(8.5)
Interest and debt expense, net	99.2	99.4	125.1	140.1	127.1
Market adjustment on interest rate swaps	—	—	—	0.5	2.7
Unit-based compensation charges	(28.5)	(25.5)	(19.2)	(19.7)	(21.3)
Loss on long-lived assets, net(4)	(28.6)	(65.6)	(65.6)	(821.2)	(1.9)
Goodwill impairment(5)	—	(38.8)	(162.6)	(1,406.3)	(48.8)
Loss on contingent consideration(6)	—	(57.0)	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	(0.5)	0.1	(7.6)	(73.6)	(0.7)
Deferred income taxes	0.7	2.1	3.1	3.6	5.2
Provision (benefit) for income taxes	0.1	(0.8)	0.3	(1.4)	1.1
Other non-cash expense	(0.2)	(0.9)	(1.9)	(0.7)	—
EBITDA	335.9	161.4	152.9	(1,844.9)	403.1
Unit-based compensation charges	28.5	25.5	19.2	19.7	21.3
Loss on long-lived assets, net(4)	28.6	65.6	65.6	821.2	1.9
Goodwill impairment(5)	—	38.8	162.6	1,406.3	48.8
Loss on contingent consideration(6)	—	57.0	—	—	8.6
(Earnings) loss from unconsolidated affiliates, net(7)	(53.3)	(47.8)	(31.5)	60.8	0.7
Adjusted EBITDA from unconsolidated affiliates, net	95.6	80.3	61.1	25.3	6.9
Change in fair value of commodity inventory-related derivative contracts	(18.3)	2.2	14.1	5.4	(10.3)
Significant transaction and environmental-related costs and other items(8)	3.1	12.4	11.6	33.6	14.9
Adjusted EBITDA	$420.1	$395.4	$455.6	$527.4	$495.9

(1)
On November 23, 2015, CEQP completed a 1-for-10 reverse split of its common units. The accounting standards related to earnings per share requires an entity to restate earnings per share when a stock dividend or stock split occurs, and as such, the earnings per unit for the year ended December 31, 2014 were restated to reflect the 1-for-10 reverse split.

(2)	Reported amounts include the fourth quarter distributions, which are paid in the first quarter of the subsequent year.

(3)
Other long-term liabilities primarily include our capital leases, asset retirement obligations, loss on contingent consideration, net and the fair value of unfavorable contracts recorded in purchase accounting.

(4)
During 2018 and 2017, we recognized a loss of approximately $26.9 million from the sale of our West Coast facilities and a gain of approximately $33.6 million from the sale of US Salt, respectively. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3. During 2016, we recorded a loss of approximately $32.4 million on the deconsolidation of our NE S&T assets. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During 2014, we recorded a gain of approximately $30.6 million on the sale of our investment in Tres Palacios. In addition, during 2017, 2015 and 2014, we recorded property, plant and equipment impairments of approximately $81.4 million, $501.7 million and $13.2 million. During 2017, 2016, 2015 and 2014, we recorded intangible asset impairments of approximately $0.8 million, $31.4 million, $316.6 million and $21.3 million. For a further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(5)
For a further discussion of our goodwill impairments recorded during 2017, 2016, 2015 and 2014, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Estimates” and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

(6)
During 2017, the loss on contingent consideration related to our obligation to CEGP due to our expectation of certain criteria on growth capital projects not being met by Stagecoach Gas. For a further discussion, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During 2014, we recorded a loss on contingent consideration which reflects the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012.

(7)	During 2015, we recorded impairments of our PRBIC and Jackalope equity investments of approximately $23.4 million and $51.4 million.

(8)
Significant transaction and environmental-related costs and other items primarily include costs incurred related to merger, acquisition and joint venture transactions, as well as costs associated with the realignment of our operations (including the Simplification Merger, Marketing Supply and Logistics operational realignment, and other cost savings initiatives).

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

Our Company

We provide broad-ranging services to customers across the crude oil, natural gas and NGL sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. Our operating assets, including those of our joint ventures, primarily include:

•
natural gas facilities with approximately 2.9 Bcf/d of gathering capacity, 0.9 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity and 1.6 Bcf/d of firm transportation capacity;

•	crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, 1.9 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity and 180,000 Bbls/d of rail loading capacity;

•
NGL facilities with approximately 2.5 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 1.3 MMBbls/d of NGLs; and

•	produced water gathering facilities with approximately 90,000 Bbls/d of gathering capacity.

Our financial statements reflect three operating and reporting segments: (i) gathering and processing, which includes our natural gas, crude oil and produced water G&P operations; (ii) storage and transportation, which includes our natural gas and crude oil storage and transportation operations; and (iii) marketing, supply and logistics, which includes our NGL marketing and logistics business, crude oil storage and rail loading facilities and fleet. For a description of the assets included in our operating and reporting segments, see Part I, Item 1. Business.

Gathering and Processing

Our G&P operations and investments provide gathering, compression, treating, and processing services to producers in multiple unconventional resource plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas, and we have established footprints in “core of the core” areas of many of the largest shale plays. We believe that our strategy of focusing on prolific, low-cost shale plays positions us well to (i) generate greater returns in varying commodity price environments, (ii) capture greater upside economics when development activity occurs, and (iii) in general, better manage through commodity price cycles and production changes associated therewith.

Storage and Transportation

Our S&T operations and investments consist of our crude oil terminals in the Bakken and Powder River Basin and our natural gas storage and transportation assets in the Northeast and Texas Gulf Coast.

Marketing, Supply and Logistics

Our MS&L segment consists of our NGL marketing and logistics operations located in over 30 states, including Florida, Indiana, New Jersey, New York, North Carolina, Pennsylvania and Rhode Island. We utilize our trucking and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

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

We have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce approximately $1 billion of long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv)

forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale, Powder River Basin and Delaware Permian. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities to provide midstream services for crude oil, natural gas, and produced water, including gathering, storage and terminalling, condensate stabilization, truck loading/unloading options and connections to third party pipelines and produced water gathering, disposal and recycling in the Bakken Shale, Powder River Basin and Delaware Permian in the near term, while closely monitoring longer-term expansion opportunities in the northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on the improving market conditions around many of our core assets.

While market conditions remain challenging around some of our assets, the Company continues to be positioned to generate consistent results in a low commodity price environment without sacrificing revenue upside as market conditions improve. For example, many of our more mature G&P assets are supported by long-term, core acreage dedications in shale plays that are economic to varying degrees based upon natural gas, NGL and crude oil prices, the availability of infrastructure to flow production to market, and the operational and financial condition of our diverse customer base. In addition, a substantial portion of our midstream investments are based on fixed-fee or minimum volume commitment agreements that ensure a minimum level of cash flow regardless of actual commodity prices or volumetric throughput. Over time, we expect cash flows from our more mature, non-core, assets to stabilize and potentially increase with the improving commodity price environment, while the growth from our core assets in the Bakken Shale, Powder River Basin, Delaware Permian and northeast Marcellus drive significant growth to the Company.

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

Gathering and Processing

Bakken. In the Bakken, we are expanding and upgrading our Arrow system water handling facilities and increasing natural gas capacity on the system, which should allow for substantial growth in volumetric throughput across all of our crude oil, produced water and natural gas gathering systems. In addition, we are constructing a 120 MMcf/d cryogenic plant that we anticipate will be placed in-service in the third quarter of 2019 to fulfill 100% of the processing requirements for producers on the Arrow system upon expiration of third-party processing contracts in the third quarter 2019. Upon completion of the expansion, we expect to have 150 MMcf/d of gas processing capacity in the Bakken. We believe the expansion of our gas processing capacity on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers and reduce flaring of natural gas, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation.

Powder River Basin. In the Powder River Basin, our Jackalope joint venture with Williams continues to benefit from increased drilling activity and better than anticipated well results. Jackalope is expanding its gathering system and Bucking Horse processing plant to increase processing capacity to 345 MMcf/d in late 2019/early 2020. The Phase 2 Jackalope expansion also includes gathering, compression and a second processing plant which will add an additional 200 MMcf/d to the Jackalope system.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our Crestwood Permian joint venture. Crestwood Permian Basin owns and operates the Nautilus system in SWEPI's operated position in the Delaware Permian. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI under a 20-year fixed-fee gathering agreement. SWEPI has dedicated to Crestwood Permian Basin the gathering rights for SWEPI's gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system will be constructed to ultimately include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d. In addition, the Orla processing plant was further expanded and integrated in July 2018 to connect the Nautilus gas gathering system to the Orla plant.

Marketing, Supply and Logistics

In October 2018, we sold our West Coast facilities to a third party for net proceeds of approximately $70.5 million. The West Coast assets included a gas gathering and processing system, fractionator, butamer and various rail and truck terminal and storage facilities located in California, Nevada, Wyoming and Utah.

During 2017 and 2018, we realigned our Marketing, Supply and Logistics operations, including leadership changes, cost reductions, resizing of our truck and rail fleet, and the implementation of rate and profitability key performance indicators. We believe these changes will result in improved profitability and operating efficiencies for this business in the future.

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

Although we do not have any consolidated operations that have FERC-regulated pipelines, two of our equity investments (Stagecoach Gas and Tres Holdings) have FERC-regulated operations. These equity investments receive revenues from contracts that primarily have market-based rates or negotiated rates that are not tied to cost-of-service rates, and we currently do not expect rates subject to negotiated rates or market-based rates to be affected by the Revised Policy Statement, the Final Rule or any final regulations that may result from the NOI. As a result, we currently do not believe that the Revised Policy Statement, the Final Rule or NOI will have a material impact on our results of operations, but we continue to monitor developments at the FERC related to these matters to assess whether the final regulations could have an impact on the future results of our equity investments.

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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In light of these circumstances, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired and as a result, we recorded goodwill impairments on several of our reporting units during 2017 and 2016.

On January 1, 2018, we combined the four reporting units included in our MS&L segment into one NGL Marketing and Logistics reporting unit for the purpose of evaluating goodwill for impairment on an ongoing basis as shown in the table below. At January 1, 2018, the goodwill for these reporting units was approximately $101.7 million. We combined these reporting units based on a strategic shift in the way in which we manage, operate and report our NGL operations as an integrated platform instead of as four individual stand-alone operations. We attributed approximately $9.0 million of the goodwill associated with our NGL Marketing and Logistics reporting unit to the West Coast facilities during 2018, and this goodwill was written off in conjunction with the sale of the West Coast assets. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3 for a further discussion of the sale of our West Coast assets. We did not record any other impairments of our goodwill during 2018.

The following table summarizes the goodwill impairments of our reporting units during 2017 and 2016 (in millions):

	Goodwill Impairments during the Year Ended December 31, 2016	Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at December 31, 2018
G&P
Marcellus	$8.6	$—	$—
Arrow	—	—	45.9
S&T
COLT	44.9	—	—
MS&L
NGL Marketing and Logisitics	—	—	92.7
West Coast	—	2.4	—
Supply and Logistics	65.5	—	—
Storage and Terminals	14.1	36.4	—
Trucking	29.5	—	—
Total	$162.6	$38.8	$138.6

We have two reporting units with goodwill associated with them at December 31, 2018 (Arrow and NGL Marketing and Logistics). We continue to monitor our remaining goodwill, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our businesses would not have resulted in a goodwill impairment of either of our reporting units.

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

To estimate the useful life of our finite lived intangible assets we utilize assumptions of the period over which the assets are expected to contribute directly or indirectly to our future cash flows. Generally this requires us to amortize our intangible assets based on the expected future cash flows (to the extent they are readily determinable) or on a straight-line basis (if they are not readily determinable) of the acquired contracts or customer relationships. Due to the imprecise nature of the projections and assumptions utilized in determining future cash flows, actual results can, and often do, differ from our estimates.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. During 2018, we did not record impairments of our intangible assets and property, plant and equipment. During 2017 and 2016, we recorded the following impairments of our intangible assets and property, plant and equipment:

•
During 2017, we incurred $82.2 million of impairments of our property, plant and equipment and intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations. During 2018, we sold our MS&L West Coast operations for net proceeds of approximately $70.5 million, and recorded a $26.9 million of loss on long-lived assets associated with the sale. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3 for a further discussion of the sale of these assets.

•
During 2016, we incurred a $31.4 million impairment of intangible assets related to our MS&L Trucking operations, which resulted from the impact of increased competition on our Trucking business and the loss of several key customer relationships that were acquired in 2013 to which the intangible assets related.

Projected cash flows of our long-lived assets are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, construction costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. If those cash flow projections indicate that the long-lived asset’s carrying value is not recoverable, we record an impairment charge for the excess of the carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

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

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During 2016, our PRBIC equity method investment recorded an impairment of its goodwill and intangible assets, and we reflected a $5.8 million reduction of our equity earnings from PRBIC related to our share of that impairment. Our Stagecoach Gas equity method investment has approximately $656.5 million of goodwill in its financial statements, which it assesses for impairment annually on December 31 or whenever events indicate that it is more likely than not that its fair value could be less than its carrying amount. This assessment requires Stagecoach Gas to make certain assumptions about its further operating performance (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions, in addition to current and changing economic conditions and the commodity price environment). A significant decrease in the assumptions utilized by Stagecoach Gas could result in a significant reduction in our equity earnings from Stagecoach Gas. Our investment in Stagecoach Gas was approximately $830.4 million at December 31, 2018.

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

Our other equity investments are not considered to be VIEs. However, any future changes in the design or nature of the activities of these entities may require us to reconsider our conclusions associated with these entities. Such reconsideration would require the identification of the variable interests in the entity and a determination of which party is the entity’s primary beneficiary. If an equity investment were considered a VIE and we were determined to be the primary beneficiary, the change could cause us to consolidate the entity. The consolidation of an entity that is currently accounted for under the equity method could have a significant impact on our financial statements. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for more information on our equity method investments.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains and losses on long-lived assets, impairments of long-lived assets and goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment of our operations (including our Marketing, Supply and Logistics operations and other cost savings initiatives), and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following table summarizes our results of operations (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017
Revenues	$3,654.1	$3,880.9	$2,520.5	$3,654.1	$3,880.9
Costs of product/services sold	3,129.4	3,374.7	1,925.1	3,129.4	3,374.7
Operations and maintenance	125.8	136.0	158.1	125.8	136.0
General and administrative	88.1	96.5	88.2	83.5	93.1
Depreciation, amortization and accretion	168.7	191.7	229.6	181.4	202.7
Loss on long-lived assets, net	(28.6)	(65.6)	(65.6)	(28.6)	(65.6)
Goodwill impairment	—	(38.8)	(162.6)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Operating income (loss)	113.5	(79.4)	(108.7)	105.4	(87.0)
Earnings from unconsolidated affiliates, net	53.3	47.8	31.5	53.3	47.8
Interest and debt expense, net	(99.2)	(99.4)	(125.1)	(99.2)	(99.4)
Gain (loss) on modification/extinguishment of debt	(0.9)	(37.7)	10.0	(0.9)	(37.7)
Other income, net	0.4	1.3	0.5	—	0.8
(Provision) benefit for income taxes	(0.1)	0.8	(0.3)	—	—
Net income (loss)	67.0	(166.6)	(192.1)	58.6	(175.5)
Add:
Interest and debt expense, net	99.2	99.4	125.1	99.2	99.4
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)	0.9	37.7
Provision (benefit) for income taxes	0.1	(0.8)	0.3	—	—
Depreciation, amortization and accretion	168.7	191.7	229.6	181.4	202.7
EBITDA	335.9	161.4	152.9	340.1	164.3
Unit-based compensation charges	28.5	25.5	19.2	28.5	25.5
Loss on long-lived assets, net	28.6	65.6	65.6	28.6	65.6
Goodwill impairment	—	38.8	162.6	—	38.8
Loss on contingent consideration	—	57.0	—	—	57.0
Earnings from unconsolidated affiliates, net	(53.3)	(47.8)	(31.5)	(53.3)	(47.8)
Adjusted EBITDA from unconsolidated affiliates, net	95.6	80.3	61.1	95.6	80.3
Change in fair value of commodity inventory-related derivative contracts	(18.3)	2.2	14.1	(18.3)	2.2
Significant transaction and environmental-related costs and other items	3.1	12.4	11.6	3.1	12.4
Adjusted EBITDA	$420.1	$395.4	$455.6	$424.3	$398.3

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017
EBITDA:
Net cash provided by operating activities	$253.6	$255.9	$346.1	$260.5	$262.2
Net changes in operating assets and liabilities	46.9	(0.3)	(57.9)	44.9	(2.4)
Amortization of deferred financing costs	(6.8)	(7.2)	(6.9)	(6.8)	(7.2)
Interest and debt expense, net	99.2	99.4	125.1	99.2	99.4
Unit-based compensation charges	(28.5)	(25.5)	(19.2)	(28.5)	(25.5)
Loss on long-lived assets, net	(28.6)	(65.6)	(65.6)	(28.6)	(65.6)
Goodwill impairment	—	(38.8)	(162.6)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.5)	0.1	(7.6)	(0.5)	0.1
Deferred income taxes	0.7	2.1	3.1	0.1	—
Provision (benefit) for income taxes	0.1	(0.8)	0.3	—	—
Other non-cash expense	(0.2)	(0.9)	(1.9)	(0.2)	(0.9)
EBITDA	335.9	161.4	152.9	340.1	164.3
Unit-based compensation charges	28.5	25.5	19.2	28.5	25.5
Loss on long-lived assets, net	28.6	65.6	65.6	28.6	65.6
Goodwill impairment	—	38.8	162.6	—	38.8
Loss on contingent consideration	—	57.0	—	—	57.0
Earnings from unconsolidated affiliates, net	(53.3)	(47.8)	(31.5)	(53.3)	(47.8)
Adjusted EBITDA from unconsolidated affiliates, net	95.6	80.3	61.1	95.6	80.3
Change in fair value of commodity inventory-related derivative contracts	(18.3)	2.2	14.1	(18.3)	2.2
Significant transaction and environmental-related costs and other items	3.1	12.4	11.6	3.1	12.4
Adjusted EBITDA	$420.1	$395.4	$455.6	$424.3	$398.3

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity and Crestwood Midstream	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$946.7	$17.1	$2,690.3
Intersegment revenues	192.4	10.5	(202.9)
Costs of product/services sold	767.0	0.2	2,362.2
Operations and maintenance expenses	71.7	3.3	50.8
Loss on long-lived assets, net	(3.0)	—	(27.3)
Earnings from unconsolidated affiliates, net	22.5	30.8	—
EBITDA for the year ended December 31, 2018	$319.9	$54.9	$47.1

Revenues	$1,688.2	$37.2	$2,155.5
Intersegment revenues	134.5	6.7	(141.2)
Costs of product/services sold	1,480.8	0.3	1,893.6
Operations and maintenance expenses	68.4	4.2	63.4
Loss on long-lived assets, net	(14.4)	—	(48.2)
Goodwill impairments	—	—	(38.8)
Loss on contingent consideration	—	(57.0)	—
Earnings from unconsolidated affiliates, net	18.9	28.9	—
Other income, net	0.8	—	—
EBITDA for the year ended December 31, 2017	$278.8	$11.3	$(29.7)

Crestwood Equity
Revenues	$1,118.8	$165.3	$1,236.4
Intersegment revenues	108.6	4.2	(112.8)
Costs of product/services sold	917.0	5.1	1,003.0
Operations and maintenance expenses	77.0	21.4	59.7
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)
Goodwill impairments	(8.6)	(44.9)	(109.1)
Earnings from unconsolidated affiliates, net	20.3	11.2	—
EBITDA for the year ended December 31, 2016	$243.1	$77.1	$(79.6)

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the years ended December 31, 2018, 2017 and 2016.

Gathering and Processing

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

EBITDA for our gathering and processing segment increased by approximately $41.1 million for the year ended December 31, 2018 compared to 2017. Our gathering and processing segment’s costs of product/services sold decreased by approximately $713.8 million during the year ended December 31, 2018 compared to 2017, while our revenues only decreased by $683.6 million year over year.

Our gathering and processing segment’s revenues and product costs were impacted by the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, during the year ended December 31, 2018, which decreased its revenues and product costs by approximately $1,015.4 million and $1,026.8 million, respectively. Also impacting our gathering and processing segment’s EBITDA during the year ended December 31, 2018 compared to 2017, were lower revenues and product costs of approximately $30.2 million and $21.8 million, respectively, as a result of the deconsolidation of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico) in 2017.

The remaining increase in our gathering and processing segment’s revenues and costs of product/services sold of approximately $362.0 million and $334.8 million, respectively, during the year ended December 31, 2018 compared to 2017, was primarily driven by our Arrow operations. Natural gas volumes and water volumes gathered by our Arrow system increased by 40% and 30%, respectively, during the year ended December 31, 2018 compared to 2017. These favorable variances were driven by increased producer activity and expanded capacity on our Arrow system. In addition, the Bear Den processing plant was placed into service in late 2017, which increased natural gas volumes gathered and processed by the Arrow system. Arrow also experienced higher average prices on its agreements under which it purchases and sells crude oil as a result of the increase in crude oil prices in 2018 compared to 2017.

Our gathering and processing segment’s operations and maintenance expenses increased by approximately $3.3 million during the year ended December 31, 2018 compared to 2017, primarily due to the increase in volumes related to our Arrow operations described above.

Our gathering and processing segment’s EBITDA for the year ended December 31, 2018 includes a loss on long-lived assets of approximately $3.0 million, primarily related to the retirement and/or disposal of certain of our Arrow and Granite Wash gathering and processing assets.

Our gathering and processing segment’s EBITDA was favorably impacted by a net increase in earnings from unconsolidated affiliates of approximately $3.6 million during the year ended December 31, 2018 compared to 2017. Equity earnings from our Jackalope equity investment increased by approximately $7.6 million primarily due to a 73% and 57% increase in its gathering and processing volumes during 2018 compared to 2017 resulting from increased producer activity on its system. Our equity earnings from our Crestwood Permian equity investment decreased by approximately $4.0 million during 2018 compared to 2017. Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of the equity earnings from Crestwood New Mexico through June 30, 2018. Subsequent to June 30, 2018, our equity earnings from Crestwood New Mexico were allocated based on our ownership percentage in Crestwood Permian, which is currently 50%.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

EBITDA for CEQP’s gathering and processing segment increased by approximately $35.7 million for the year ended December 31, 2017 compared to 2016. During the year ended December 31, 2017, our gathering and processing segment’s revenues increased by approximately $595.3 million compared to 2016, partially offset by an increase in costs of product/services sold of approximately $563.8 million during 2017 compared to 2016.

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

Our gathering and processing segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $1.4 million during the year ended December 31, 2017 compared to 2016. The decrease was primarily driven by a $10.3 million decrease in equity earnings from Jackalope resulting from a reduction in its revenues as a result of the restructuring of its contracts with Chesapeake effective January 1, 2017. Jackalope and Chesapeake replaced the cost-of-

service based contract with a fixed-fee gathering and processing contract that includes minimum revenue guarantees for a five to seven year period. Partially offsetting the decrease in equity earnings from Jackalope was an increase in equity earnings from our Crestwood Permian equity investment of approximately $8.9 million during the year ended December 31, 2017 compared 2016, primarily due to the contribution of Crestwood New Mexico to Crestwood Permian in June 2017, and the Nautilus system coming online in June 2017.

Storage and Transportation

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

EBITDA for our storage and transportation segment increased by approximately $43.6 million during the year ended December 31, 2018 compared to 2017. The comparability of our storage and transportation segment’s EBITDA year over year was impacted by a $57 million loss on contingent consideration recorded during 2017 related to our Stagecoach Gas joint venture as further described below.

During 2017 and early 2018, several of COLT’s firm rail loading agreements expired that provided COLT with take-or-pay revenues at rates that were higher than spot market rates. As a result, COLT’s revenues decreased by approximately $16.3 million during the year ended December 31, 2018 compared to 2017 despite its rail loading volumes increasing by 28% year-over-year. The increase in volumes was due to higher demand for rail loading services resulting from higher Bakken crude oil production and higher basis differentials between Bakken and the U.S. western and eastern markets.

Our storage and transportation segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates during the year ended December 31, 2018 compared to 2017. Earnings from our Stagecoach Gas equity investment increased by approximately $4.0 million during 2018 compared to 2017, primarily due to our share of Stagecoach Gas’ equity earnings increasing from 35% to 40% effective July 1, 2018. Effective July 1, 2019, our equity earnings from Stagecoach Gas will be allocated based on our ownership percentage, which is currently 50%. Partially offsetting this increase were lower equity earnings from our Tres Holdings equity investment of approximately $2.2 million due to higher repair and maintenance costs at the joint venture.

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

Our storage and transportation segment’s results was impacted by a $32.4 million loss recognized on the deconsolidation of our Northeast storage and transportation assets as a result of the contribution of these assets to the Stagecoach Gas joint venture in June 2016. The deconsolidation of the Northeast storage and transportation assets resulted in lower revenues and costs of product/services sold of approximately $74.5 million and $4.6 million, respectively, during the year ended December 31, 2017 compared to 2016. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of the deconsolidation of our NE S&T assets.

We experienced lower operations and maintenance expenses of approximately $17.2 million during the year ended December 31, 2017 compared to 2016, primarily as a result of the deconsolidation of the Northeast storage and transportation assets. In addition, in June 2016, the Matagorda County court issued a final judgment related to Tres Palacios’ 2012 and 2013 property tax years which resulted in CEQP recording additional net property taxes (including interest and penalties) of approximately $2.9 million during the year ended December 31, 2016.

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

Marketing, Supply and Logistics

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

EBITDA for our marketing, supply and logistics segment increased by approximately $76.8 million during the year ended December 31, 2018 compared to 2017. The comparability of our marketing, supply and logistics segment’s results was impacted by the sale of certain of our assets during 2018 and 2017 and approximately $121.0 million of goodwill, intangible assets and property, plant and equipment impairments recorded during 2017, all of which are further described below.

During the year ended December 31, 2018, we recorded a $26.9 million loss on long-lived assets related to the sale of our West Coast facilities in October 2018, which also resulted in lower revenues and costs of product/services sold of approximately $81.4 million and $71.4 million in 2018 compared to 2017. During the year ended December 31, 2017, we recorded a $33.6 million gain related to the sale of US Salt, which also resulted in lower revenues and costs of product/services sold of approximately $59.8 million and $34.9 million during the year ended December 31, 2018 compared to 2017.

EBITDA for our marketing, supply and logistics segment (excluding the impacts from the sale of our West Coast and US Salt assets described above) was also impacted by an increase in its revenues and costs of product/services sold of approximately $614.3 million and $574.9 million during the year ended December 31, 2018 compared to 2017.

Our crude and natural gas marketing operations experienced an increase in its revenues and product costs of approximately $564.5 million and $557.6 million. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

The remaining $32.6 million increase in our revenues (net of costs of product/services sold) during the year ended December 31, 2018 compared to 2017 was driven by our NGL marketing and logistics operations. Included in our costs of product/services sold was a gain of $29.6 million and a loss of $31.2 million during the years ended December 31, 2018 and 2017, respectively. Of the $29.6 million gain in 2018, approximately $18.3 million related to the change in fair value of commodity inventory-related derivative contracts that had not yet settled in cash at December 31, 2018. The remaining increase in our revenues and costs of product/services sold of our NGL marketing and logistics operations was primarily the result of our ability to capture more marketing opportunities to purchase and sell NGLs given the unusually cold weather during 2018. In addition, we experienced increased demand for trucking, rail, storage and terminal services as a result of an expanded US NGL supply base and market dislocations caused by increased NGL supplies from various high growth regions and regional pipeline outages.

During the year ended December 31, 2018, our marketing, supply and logistics segment’s operations and maintenance expenses decreased by approximately $12.6 million compared to 2017, primarily due to the sale of our West Coast and US Salt assets described above, in addition to efforts to realign certain of its operations.

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

Our supply and logistics operations experienced an increase in revenues and costs of product/services sold of $465.0 million and $457.9 million, respectively, during the year ended December 31, 2017 compared to 2016. During 2016, we experienced unseasonably warm weather which resulted in lower demand for NGLs compared to increased demand experienced during 2017. The costs of product/services sold increase includes a loss of $31.2 million and $7.8 million during the years ended December 31, 2017 and 2016, respectively, related to our commodity-based derivative contracts. These changes in the fair value of our derivative contracts resulted from higher average NGL prices during 2017 compared to 2016, which resulted in an increase in our liabilities from price risk management activities associated with contracts that provide fixed prices on future sales of our NGL inventory.

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

Revenues and costs of product/services sold from our crude and natural gas marketing operations increased by approximately $261.9 million and $260.5 million, respectively, during the year ended December 31, 2017 compared to 2016. These increases were primarily driven by higher crude marketing volumes due to increased marketing activity surrounding our Bakken crude-related operations resulting from higher Bakken crude oil production and higher basis differentials between Bakken and the U.S. western and eastern markets.

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

Other EBITDA Results

General and Administrative Expenses. During the year ended December 31, 2018, our general and administrative costs decreased compared to 2017, while we experienced an increase in these costs during 2017 compared to 2016. During the years ended December 31, 2018 and 2017, we incurred approximately $1.3 million and $2.2 million of transactional and other general and administrative costs related primarily to the realignment initiatives we undertook related to realigning our Marketing, Supply and Logistics operations. In addition, our unit-based compensation charges increased by $3.0 million from 2017 to 2018 and by $6.3 million from 2016 to 2017 due to higher average awards outstanding under our long-term incentive plans.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2018, our depreciation, amortization and accretion expense decreased compared to 2017 and 2016, primarily due to the sale of our West Coast assets and US Salt operations during 2018 and 2017, respectively, and the deconsolidation of our Crestwood New Mexico operations in 2017. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 3 and 6.

Interest and Debt Expense, Net. During the year ended December 31, 2018, interest and debt expense, net was relatively flat compared to 2017, while we experienced a decrease of approximately $25.7 million during 2017 compared to 2016. The net decrease was primarily due to repayments of amounts previously outstanding under Crestwood Midstream’s senior notes in 2017 and late 2016 .

The following table provides a summary of our interest and debt expense, net (in millions).

	Year Ended December 31,
	2018	2017	2016
Credit facilities	$24.6	$18.6	$18.7
Senior notes	72.5	76.4	99.9
Other debt-related costs	7.1	7.3	7.2
Gross interest and debt expense	104.2	102.3	125.8
Less: capitalized interest	5.0	2.9	0.7
Interest and debt expense, net	$99.2	$99.4	$125.1

Gain (Loss) on Modification/Extinguishment of Debt. During the year ended December 31, 2018, we recognized a loss on modification of debt of approximately $0.9 million in conjunction with amending and restating Crestwood Midstream’s senior secured revolving credit facility. During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.7 million in conjunction with the tender of the principal amounts previously outstanding under Crestwood Midstream's senior notes due in 2020 and 2022. During the year ended December 31, 2016, we recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of a portion of the principal amounts previously outstanding under Crestwood Midstream’s senior notes due in 2020 and 2022.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under the CMLP credit facility, and sales of equity and debt securities. Our equity investments use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

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

In October 2018, Crestwood Midstream entered into a Second Amended and Restated Credit Agreement (the Second Amended Credit Agreement). The Second Amended Credit Agreement provides for a five-year $1.25 billion revolving credit facility, which expires in October 2023 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Interest rates under the Second Amended Credit Agreement were reduced by 0.25%, and the debt covenants under the Second Amended Credit Agreement are materially consistent with those under the previous credit facility. For a further discussion of the Second Amended Credit Agreement, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9. As of December 31, 2018, we had $524.0 million of available capacity under the credit facility considering the most restrictive debt covenants in the credit agreement. As of December 31, 2018, we were in compliance with all of our debt covenants applicable to the credit facility and our senior notes. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the credit facility and senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$253.6	$255.9	$346.1
Net cash provided by (used in) investing activities	(241.2)	38.7	867.2
Net cash provided by (used in) financing activities	3.5	(294.9)	(1,212.2)

Operating Activities

Our operating cash flows decreased by $2.3 million during the year ended December 31, 2018 compared to 2017. We experienced higher revenues and costs primarily from our gathering and processing segment’s Arrow operations of $362.0 million and $334.8 million, respectively, and higher revenues (net of costs of product/services sold) from our marketing, supply and logistics segment’s NGL marketing and logistics operations of approximately $32.6 million . Offsetting these higher revenues and costs was a $16.3 million decrease in operating revenues from our COLT Hub operations and a net cash outflow from working capital requirements of approximately $47.2 million. For a further discussion of our segments’ results, see Results of Operations above.

Our operating cash flows decreased approximately $90.2 million for the year ended December 31, 2017 compared to 2016, primarily due to a $125.6 million decrease in our storage and transportation segment’s revenues primarily resulting from the deconsolidation of our Northeast storage and transportation assets and a reduction in rail throughput revenues from our COLT operations. This was partially offset by a $1,488.5 million increase in revenues from our gathering and processing and marketing, supply and logistics operations discussed above, offset by a $1,449.6 million increase in costs of product/services sold primarily related to these segments’ operations.

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

During 2019, we anticipate growth capital expenditures of approximately $275 million to $325 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $20 million to $25 million on maintenance capital expenditures and approximately $25 million to $30 million on capital expenditures that are directly reimbursable by our customers. We anticipate that our growth and reimbursable capital expenditures in 2019 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the year ended December 31, 2018 (in millions):

Growth capital	$267.3
Maintenance capital	20.6
Other(1)	17.6
Purchases of property, plant and equipment	$305.5

(1)	Represents purchases of property, plant and equipment that are reimbursable by third parties.

In addition to the capital expenditures described in the table above, our cash flows from investing activities were also impacted by the following significant items during the years ended December 31, 2018, 2017 and 2016:

•	In October 2018, we sold our West Coast facilities to a third party for net proceeds of approximately $70.5 million;

•	In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million;

•
In June 2016, we contributed to Stagecoach Gas the entities owning the NE S&T assets, CEGP contributed $975 million in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the net cash proceeds received from CEGP; and

•
During the years ended December 31, 2018, 2017 and 2016, we contributed approximately $64.4 million, $58.0 million and $12.4 million, respectively, to our equity investments to fund their expansion projects and their operating activities.

Financing Activities

Significant items impacting our financing activities during the years ended December 31, 2018, 2017 and 2016 included the following:

Equity Transactions

•
In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A preferred units issued to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) for an aggregate purchase price of $202.7 million and issued $175 million of new Series A-2 preferred units to CN Jackalope Holdings LLC (Jackalope Holdings). For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12. We began making distributions to Jackalope Holdings on its Series A-2 preferred units in April 2018, and during the year ended December 31, 2018, we distributed approximately $9.9 million to our non-controlling partner. During each of the years ended December 31, 2017 and 2016, we distributed approximately $15.2 million to GE for its non-controlling interest in Crestwood Niobrara;

•
During the year ended December 31, 2018, our distributions to partners increased by approximately $3.2 million compared to 2017 due to an increase our common unitholders. Our distributions to partners decreased by approximately $52.2 million during the year ended December 31, 2017 compared to 2016, primarily due to a reduction in distributions paid per limited partner unit from $1.375 to $0.60 beginning with the distribution paid in May 2016;

•
During the years ended December 31, 2018 and 2017, we made cash distributions of approximately $60.1 million and $15 million to our preferred unitholders. Prior to September 30, 2017, we paid quarterly distributions to our preferred unitholders by issuing additional preferred units;

•	During the year ended December 31, 2017, we received net proceeds of approximately $15.2 million from the issuance of CEQP common units; and

•
During the year ended December 31, 2018, our taxes paid for unit-based compensation vesting increased by approximately $1.9 million compared to 2017, and increased by approximately $4.7 million during 2017 compared to 2016, primarily due to higher vesting of unit-based compensation awards.

Debt Transactions

•
During the year ended December 31, 2018, our debt-related transactions resulted in net borrowings of approximately $253.4 million compared to net repayments of approximately $76.3 million in 2017 and net repayments of $974.5 million in 2016. During 2017 and 2016, we redeemed all amounts previously outstanding under Crestwood Midstream’s senior notes due in 2020 and 2022. During 2017, we issued $500 million of senior unsecured notes due in 2025. For a further discussion of these and other debt-related transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, capital commitments and contractual interest amounts are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2018 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt:
Principal	$0.9	$0.4	$1,278.4	$500.0	$1,779.7
Interest(1)	100.3	198.5	162.3	35.9	497.0
Standby letters of credit	68.0	—	—	—	68.0
Future minimum payments under operating leases(2)	22.3	32.5	15.7	10.7	81.2
Future minimum payments under capital leases(2)	3.0	6.5	1.9	—	11.4
Asset retirement obligations	—	—	—	27.6	27.6
Fixed price commodity purchase commitments(3)	784.3	109.7	—	—	894.0
Purchase commitments and other contractual obligations(4)	79.0	—	—	—	79.0
Total contractual obligations	$1,057.8	$347.6	$1,458.3	$574.2	$3,437.9

(1)
$578.2 million of our long-term debt is variable interest rate debt at the Alternate Base rate or Eurodollar rate plus an applicable spread. These rates plus their applicable spreads were between 4.63% and 6.75% at December 31, 2018. These rates have been applied for each period presented in the table.

(2)	See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15 for a further discussion of these obligations.

(3)	Fixed price purchase commitments are volumetrically offset by third party fixed price sale contracts.

(4)
Primarily related to growth and maintenance contractual purchase obligations in our gathering and processing segment and environmental obligations included in other current liabilities on our balance sheet. Other contractual purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

As of December 31, 2018, the carrying value and fair value of our fixed rate debt instruments was approximately $1.2 billion and $1.1 billion, respectively. As of December 31, 2017, both the carrying value and fair value of our fixed rate debt instruments was approximately $1.2 billion. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facility. At December 31, 2018, we had obligations totaling $578.2 million outstanding under the credit facility. These obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the interest rate on our credit facility were to fluctuate by 1% from the rate as of December 31, 2018, our annual interest expense would have changed by approximately $5.8 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to (i) the NGLs and crude oil marketed or supplied by our NGL and crude oil supply and logistics operations (MS&L segment); (ii) NGLs under certain of our percentage-of-proceeds contracts (G&P segment); and (iii) crude oil and natural gas purchased from our Arrow and Granite Wash producer customers (G&P segment).  Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities.  We remain subject to volumetric risk under contracts without minimal volume commitments or take-or-pay pricing terms, but absent other market factors that could adversely impact our operations (i.e., market conditions that negatively influence our producer customers’ decisions to develop or produce hydrocarbons), changes in the price of natural gas, NGLs or crude oil should not materially impact our operations.

In our marketing, supply and logistics operations, we consider market risk to be the risk that the value of our NGL and crude services segment’s portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2018, were energy marketers, propane retailers, resellers, and dealers.

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

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2018 were assets of $34.7 million and liabilities of $5.8 million. We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management department regularly compares valuations to independent sources and models on a quarterly basis. A theoretical change of 10% in the underlying commodity value would result in a $7.0 million change in the market value of these contracts as there were approximately 2 MMBbls of net unbalanced positions at December 31, 2018. Inventory positions of approximately 2 MMBbls would substantially offset this theoretical change at December 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officers and Chief Financial Officers of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s and Crestwood Midstream’s internal control over financial reporting.

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

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2018. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2018, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 22, 2019, on the effectiveness of our internal control over financial reporting, which is included herein.

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

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers of our general partner and are subject to the oversight of the directors of our general partner. The board of directors of our general partner is presently composed of eight directors.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our general partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Executive Officers and Directors	Age	Position with our General Partner
Robert G. Phillips	64	President, Chief Executive Officer and Director
J. Heath Deneke	45	Executive Vice President, Chief Operating Officer
Robert T. Halpin	35	Executive Vice President, Chief Financial Officer
Steven M. Dougherty	46	Senior Vice President, Chief Accounting Officer
Joel C. Lambert	50	Senior Vice President, General Counsel and Chief Compliance Officer
William H. Moore	39	Senior Vice President, Strategy and Corporate Development
Alvin Bledsoe	70	Director
Warren H. Gfeller	66	Director
Janeen S. Judah	59	Director
David Lumpkins	64	Director
Gary D. Reaves	39	Director
John J. Sherman	63	Director
John W. Somerhalder II	63	Director

Robert G. Phillips was elected Chairman, President and Chief Executive Officer of our general partner in June 2013 and has served on the Management Committee of Crestwood Holdings since May 2010. He served as Chairman, President and CEO of Legacy Crestwood from November 2007 until October 2013. Previously, Mr. Phillips served as President and Chief Executive Officer and a Director of Enterprise Products Partners L.P. from February 2005 until June 2007 and Chief Operating Officer and a Director of Enterprise Products Partners L.P. from September 2004 until February 2005. Mr. Phillips also served on the Board of Directors of Enterprise GP Holdings L.P., the general partner of Enterprise Products Partners L.P., from February 2006 until April 2007. He previously served as Chairman of the Board and CEO of GulfTerra Energy Partners, L.P. (GTM), from 1999 to 2004, prior to GTM’s merger with Enterprise Product Partners, LP, and held senior executive management positions with El Paso Corporation, including President of El Paso Field Services from 1996-2004. Prior to that he was Chairman, President and CEO of Eastex Energy, Inc. from 1981-1995. Mr. Phillips previously served as a Director of Pride International, Inc. from October 2007 to May 31, 2011, one of the world’s largest offshore drilling contractors, and was a member of its audit committee. Mr. Phillips has served as a Director of Bonavista Energy Corporation, a Canadian independent oil and gas producer, since May 2015. Mr. Phillips holds a B.B.A. from The University of Texas at Austin and a Juris Doctorate from South Texas College of Law. Mr. Phillips was selected to serve as the Chairman of the Board of our general partner because of his deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as his experience in executive leadership roles for public companies in the energy industry and operational and financial expertise in the oil and gas business generally.

J. Heath Deneke was appointed Executive Vice President, Chief Operating Officer in August 2017. He served as President, Chief Operating Officer, Pipeline Services Group from June 2015 to August 2017, President, Natural Gas Business Unit of our general partner from October 2013 to June 2015 and as Senior Vice President and Chief Commercial Officer of Legacy Crestwood from August 2012 until October 2013. Prior to joining Legacy Crestwood, Mr. Deneke served in various management positions at El Paso Corporation and its affiliates, including Vice President of Project Development and Engineering for the Pipeline Group, Director of Marketing and Asset Optimization for Tennessee Gas Pipeline Company, LLC and Manager of Business Development and Strategy for Southern Natural Gas Company, LLC. Mr. Deneke holds a bachelor’s degree in Mechanical Engineering from Auburn University.

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

Alvin Bledsoe was appointed a director of our general partner in October 2013. He served as a director of Crestwood Midstream GP LLC (CMLP GP ) from October 2013 to October 2015 and as a director of Legacy Crestwood from July 2007 until October 2013. Mr. Bledsoe currently serves as a director of SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant and served in various senior roles for 33 years at PricewaterhouseCoopers (PwC). From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a managing partner and regional managing partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body. Mr. Bledsoe was selected to serve as a director of our general partner due to his extensive background in public accounting and auditing, including experience advising publicly-traded energy companies.

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

Janeen S. Judah was appointed as a director of our general partner in November 2018. She currently serves as a Director at Patterson-UTI Energy, Inc. Ms. Judah previously held numerous leadership positions at Chevron Corporation (Chevron), including general manager for Chevron’s Southern Africa business unit, president of Chevron Environmental Management Company and general manager of Reservoir and Production Engineering for Chevron Energy Technology Company. Ms. Judah was appointed to the board due to her more than 35 years of operational and managerial experience within the energy industry. Ms. Judah holds Bachelor of Science and Masters of Science degrees in petroleum engineering from Texas A&M University, a Masters of Business Administration from The University of Texas of the Permian Basin and a Juris Doctorate from the University of Houston Law Center. Ms. Judah’s diverse energy experience as well as her environmental expertise adds significant value to our board of directors.

David Lumpkins has been a director of our general partner since November 2015. He is Chairman of PetroLogistics II, LLC, a petrochemical development company. He was the co-founder and Executive Chairman of Petrologistics, a NYSE listed company which was acquired by Flint Hills Resources in July 2014. Mr. Lumpkins was also previously the co-founder and Chairman of PL Midstream, a pipeline transportation and storage company based in Louisiana, which was sold to Boardwalk Partners in 2012. Prior to the formation of these companies, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region. He is a graduate of The University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of Westlake Chemical Partners LP. Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to our board of directors.

Gary D. Reaves was appointed to the board of our general partner in January 2019. Mr. Reaves is a Managing Director at First Reserve, a leading global private equity investment firm exclusively focused on energy, which he joined in 2006. Prior to joining First Reserve, he held roles in the Global Energy Group at UBS Investment Bank and Howard Frazier Barker Elliott, Inc. Mr. Reaves was elected to serve as a director of our general partner due to his years of experience in financing energy related companies, including his energy investment experience at First Reserve and his general knowledge of upstream and midstream energy companies. Mr. Reaves holds a B.B.A from The University of Texas.

John J. Sherman has served as a director of our general partner since March 2001 and previously served as a director of CMLP GP. He served as Chief Executive Officer and President of our general partner from March 2001 until June 2013 and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC. He is currently the Chief Executive Officer of MLP Holdings, LLC, Vice Chairman of the Cleveland Indians Baseball Club and a director of Great Plains Energy Inc. and Tech Accel LLC. We believe the breadth of Mr. Sherman’s experience in the energy industry and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to our board of directors.

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

Independent Directors

Because we are a limited partnership, the listing standards of the NYSE do not require that we or our general partner have a majority of independent directors on the board, nor that we establish or maintain a nominating or compensation committee of the board. We are, however, required to have an audit committee consisting of at least three members, all of whom are required to be independent as defined by the NYSE. The board of directors has determined that Alvin Bledsoe, Warren Gfeller, Janeen Judah, David Lumpkins and John W. Somerhalder II qualify as independent pursuant to independence standards established by the NYSE as set forth in Section 303A.02 of the manual. To be considered an independent director under the NYSE listing standards, the board of directors must affirmatively determine that a director has no material relationship with us other than as a director. In making this determination, the board of directors adheres to all of the specific tests for independence included in the NYSE listing standards and considers all other facts and circumstances it deems necessary or advisable.

Board Committees

Audit Committee

The members of the audit committee are Alvin Bledsoe (Chairman), Janeen Judah and David Lumpkins. Our board has determined that each of the members of our audit committee meet the independence standards of the NYSE and is financially literate. In addition, the board has determined that Mr. Bledsoe is an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management. Our audit committee charter may be found on our website at www.crestwoodlp.com.

Compensation Committee

The members of the compensation committee are Warren Gfeller (Chairman) and Alvin Bledsoe. Although we are not required by NYSE listing standards to have a compensation committee, two members of our board of directors also serve as members of our compensation committee, which oversees compensation decisions for the executive officers of our general partner, as well as the compensation plans described below. Our compensation committee charter may be found on our website at www.crestwoodlp.com.

Conflicts Committee

The members of the conflicts committee are John Somerhalder II (Chairman) and David Lumpkins. Our general partner has established a conflicts committee to review specific matters which the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Finance Committee

The members of the finance committee are David Lumpkins (Chairman) and Warren Gfeller. Our general partner has established a finance committee to assist the board of directors in fulfilling its oversight responsibilities across the principal areas of corporate finance and risk management.

Sustainability Committee

The members of the sustainability committee are Janeen Judah (Chairman) and John Somerhalder II. Our general partner has established a sustainability committee to provide oversight of our sustainability initiatives and to ensure that environmental, social and governance risks are incorporated into our long-term business strategy. The sustainability committee will also oversee the development of our sustainability strategy, as well as review and recommend to the board for approval of any sustainability reporting and disclosure.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

For purposes of this Compensation Discussion and Analysis our NEOs for Fiscal 2018 were comprised of:

•	Robert G. Phillips, our current President and Chief Executive Officer and Director (Principal Executive Officer);

•	Robert T. Halpin, our Executive Vice President and Chief Financial Officer (Principal Financial Officer);

•	J. Heath Deneke, our Executive Vice President and Chief Operating Officer;

•	William H. Moore, our Senior Vice President, Strategy and Corporate Development;

•	Steven M. Dougherty, our Senior Vice President and Chief Accounting Officer; and

•	Joel C. Lambert, our Senior Vice President, General Counsel and Chief Compliance Officer

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

Our CEO makes recommendations to the compensation committee with respect to financial metrics to be used and determination of performance for performance-based awards as well as other recommendations regarding non-CEO executive compensation, which may be based on our performance, individual performance and the peer group compensation market analysis. The compensation committee considers this information when establishing the total compensation packages of our executive officers. The CEO’s performance and compensation is reviewed, evaluated and established separately by the compensation committee and the full board based on criteria similar to those used for non-CEO executive compensation. The board of directors reviews and ratifies all aspects of executive compensation based on the reports and recommendations from the compensation committee.

Role of the Compensation Committee

For all NEOs, except the CEO, the compensation committee reviews the CEO’s recommendations, supporting market data, and individual performance assessments. In addition, the compensation committee reviews the reasonableness of the CEO’s pay recommendations based on a competitive market study that includes proxy and annual report data from the approved comparator peer group and published compensation survey data. For the CEO, in fiscal 2018 the board of directors met in executive session without management present to review the CEO’s performance. In this session, the board of directors reviewed:

•	Evaluations of the CEO completed by the board members;

•	The CEO’s written assessment of his own performance compared with the stated goals; and

•	Business performance of the Company relative to established targets.

The compensation committee used these evaluations and the competitive market study to determine the CEO’s long-term incentive amounts, annual cash incentive target, base pay, and any performance adjustments to be made to the CEO’s annual cash incentive payment.

Role of the Compensation Consultant

Willis Towers Watson was engaged to serve as our compensation consultant. Our compensation committee and management believe it is beneficial to have an independent third-party analysis to assist in evaluating and setting executive compensation. Management, in consultation with the compensation committee, chose Willis Towers Watson based on its extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry. For fiscal 2018, Willis Towers Watson provided management and the compensation committee with an analysis of our executive compensation programs, including total direct compensation comprised of base salary, annual incentive and long-term incentive compensation, in order to assess the competitiveness of our programs and to provide conclusions and recommendation. Our compensation committee has taken and will take into consideration the discussions, guidance and compensation studies produced by our compensation consultant in order to make compensation decisions. The compensation committee has assessed the independence of the compensation consultant and has concluded that the compensation consultant’s work for the compensation committee does not raise any conflict of interest.

Competitive Benchmarking and Peer Group

Our compensation committee considers competitive industry data in making executive pay determinations. Pursuant to our compensation committee’s decisions to maintain a peer group for executive compensation purposes and in view of evolving industry and competitive conditions, Willis Towers Watson, with the assistance of management, proposed certain peer group companies for our compensation committee’s review.

After discussion with Willis Towers Watson and reviewing its recommendation of a peer group based on companies with annual revenues, assets and net income similar to ours and taking into account geographic footprint and employee count, our compensation committee determined that the peer group listed below was the most appropriate for purposes of the 2018 executive compensation analyses.

Andeavor Logistics LP	Magellan Midstream Partners, L.P.
Boardwalk Pipeline Partners LP	Midcoast Energy Partners, L.P.
Buckeye Partners, L.P.	MPLX, LP
DCP Midstream Partners, LP	SemGroup Corporation
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	Tallgrass Energy Partners, LP
EQT Midstream Partners, LP	Targa Resources Corp.
Genesis Energy LP	Western Gas Partners, LP

Willis Towers Watson compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents, and compiled published survey compensation data from multiple sources. This compensation data was then presented to the compensation committee and used to compare the compensation of our NEOs to our peer group where the peer group had individuals serving in similar positions and to the market.

The compensation committee strives to maintain average total compensation for our executive officers between the 50th and 75th percentile of the peer group with target base and short-term incentives at the 50th percentile and target long-term incentives at the 75th percentile.

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

Base salaries for our NEOs are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the base salary amounts of the NEOs as compared to the compensation of executives in similar positions with similar responsibility levels in our industry. However, the final determination of base salary amounts was within the compensation committee’s discretion. Based on our objective to maintain target average base compensation at the 50th percentile of the market data, the compensation committee approved increases for our NEOs effective January 1, 2018. Accordingly, the annual base salaries were increased as follows: Mr. Phillips ($750,000), Mr. Halpin ($450,000), Mr. Dougherty ($410,000), Mr. Lambert ($410,000) and Mr. Moore ($385,000). Mr. Deneke’s base salary was increased in July 2017 in connection with an amendment to his employment agreement and remain unchanged in 2018.

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

Actual bonuses for 2018 were determined based on our achievement of compensation committee approved key performance indicators (KPIs) and a board discretionary component. The KPIs for fiscal 2018 were Distributable Cash Flow Per Common Unit, Adjusted EBITDA, Operational and Administrative Expense, Total Shareholder Return Relative to Peers and Safety. Each KPI is then weighted based on the relative impact to our overall compensation philosophy and objectives. Actual results between the minimum and maximum target thresholds are pro-rated based on the percentage of target reached. Actual results above the maximum threshold are capped at 140% and results below 40% achievement result in 0% achievement for that KPI, excluding total shareholder return relative to peers. The board discretionary component allows our board of directors the ability to increase the total recommended bonus pool as much as 25%, or decrease the bonus pool by as much as 20% based on qualitative factors deemed relevant by the board.

2018 Annual Incentive Awards KPIs	Weighting	Target
Distributable Cash Flow Per Common Unit	30%	$2.95
Adjusted EBITDA	30%	$405.0
Operational and Administrative Expense	10%	$255.0
Relative Total Shareholder Return	10%	100%
Total Recordable Incident Rate	5%	1.6
At-Fault Vehicle Incident Rate	5%	2.1
Lost Time Injury Rate	5%	0.8
NOV/NOE Count	5%	20
	100%	—

Based on the company’s KPI achievement, the actual annual incentive bonus pool for fiscal 2018 was established at 116% of target amount. The actual bonus amount paid to the individual NEO is then adjusted based on the individual performance review for such NEO. For 2018, each NEO received the highest performance rating of “1” which increased the actual percentage for such individuals to 150% of target, which is equivalent to the company-wide target payout for “1” performance ratings.

The 2018 bonus payouts were as follows:

Name	2018 Base Salary ($)	Target Bonus ($)	Percentage of Target Bonus	Total ($)
Robert G. Phillips	750,000	750,000	150%	1,125,000
J. Heath Deneke	525,000	656,250	150%	984,375
Robert T. Halpin	450,000	450,000	150%	675,000
William H. Moore	385,000	385,000	150%	577,500
Steven M. Dougherty	410,000	328,000	150%	492,000
Joel C. Lambert	410,000	328,000	150%	492,000

In addition to annual incentive awards, from time to time the compensation committee may award one-time project completion bonuses. The amount of these awards are recommended by management to the compensation committee based on the size of the project, the strategic importance of the project to the company and the respective individual’s efforts in sourcing and completing the project. No project completion bonus awards were made to our NEOs in 201.

Long-Term Incentive Plan Awards

Long-term incentive awards for the NEOs are granted under the Crestwood Equity Partners LP Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. This plan was designed to align the economic interests of key employees and directors with those of our common unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us. For fiscal 2018, awards consisted of grants of restricted common units which vest based upon continued service. Long-term incentive plan awards are designed to attract and retain executive talent and to align their economic interests with those of common unitholders.

The initial annual long-term equity incentive targets for our NEOs were established in their Employment Agreements. For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.” The annual target long-term equity incentives for our NEOs are reviewed on an annual basis and at the time of promotion or other changes in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of long-term incentive targets of the NEOs as compared to executives in similar positions with similar responsibility levels in our industry. However, the final determination of long-term equity awards is within the compensation committee’s discretion. Based on our objective of setting long-term incentive equity awards at the 75th percentile of market data, the annual target long-term incentive awards were increased in 2018 as follows: Mr. Phillips (300%), Messrs. Halpin and Deneke (275%) and Messrs. Moore, Dougherty and Lambert (225%). Accordingly, the following annual restricted unit awards were made to our NEOs in 2018:

Name	Target Equity Percentage	2018 Restricted Units Awarded (#)	Value at Grant Date ($)
Robert G. Phillips	300%	87,209	2,215,109
J. Heath Deneke	275%	55,959	1,421,359
Robert T. Halpin	275%	47,965	1,218,311
William H. Moore	225%	41,328	1,049,731
Steven M. Dougherty	225%	35,756	908,202
Joel C. Lambert	225%	35,756	908,202

In addition based on survey and other compensation data provided to the compensation committee by Willis Towers Watson, the compensation committee determined that there was a deficiency between total current executive compensation and the target of the 75th percentile of market data. Accordingly, the compensation committee approved a one-time “cliff” restricted unit award to each of our NEOs, except Mr. Deneke. Mr. Deneke was excluded because he received a cliff award in July 2017 in connection with an amendment to his employment agreement. These cliff awards vest in full three years from the grant date based on the continued service of the NEO. The following table summarizes the 2018 “cliff awards” to the NEOs:

Name	2018 Cliff Restricted Units Awarded (#)	Value at Grant Date ($)
Robert G. Phillips	75,000	1,905,000
Robert T. Halpin	75,000	1,905,000
William H. Moore	50,000	1,270,000
Steven M. Dougherty	50,000	1,270,000
Joel C. Lambert	50,000	1,270,000

In addition to the annual restricted unit grants, our NEOs are eligible to receive performance phantom unit awards. No performance phantom units were awarded in fiscal 2018, but on February 12, 2019, each of our NEOs received a grant of performance phantom units. These performance phantom units vest over a three-year performance period and are paid out based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals were based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return, based on the Partnership’s percentile ranking as compared with companies that are contained in the Alerian MLP Index at the time the goals were set. The full performance metrics and value of the 2019 performance phantom units awarded to our NEOs will be disclosed in our 2019 Form 10-K.

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

Severance and Change of Control Benefits

Our NEOs are entitled to certain severance and change in control benefits as provided in their respective Executive Employment Agreements. For a detailed description of the Executive Employment Agreements for our NEOs, see “Potential Payments upon a Change in Control or Termination during Fiscal 2018.”

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2018.

Members of the Compensation Committee

Warren Gfeller
Alvin Bledsoe

Summary Compensation Table for Fiscal 2018
The following table sets forth the cash and non-cash compensation earned by our NEOs for the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Robert G. Phillips President, Chief Executive Officer and Director	2018	747,102	—	4,120,109	1,125,000	17,388	6,009,599
	2017	674,650	1,000	4,702,856	961,875	44,439	6,384,820
	2016	655,000	—	1,589,964	655,000	17,088	2,917,052
J. Heath Deneke Executive Vice President and Chief Operating Officer	2018	525,000	10,000	1,421,359	984,375	16,470	2,957,204
	2017	504,375	11,000	4,434,069	740,036	16,387	5,705,867
	2016	475,000	100,000	1,062,601	427,500	15,780	2,080,881
Robert T. Halpin Executive Vice President, Chief Financial Officer	2018	448,538	—	3,123,311	675,000	16,344	4,263,193
	2017	412,000	1,000	2,091,101	554,040	16,344	3,074,485
	2016	400,000	115,000	860,017	360,000	15,744	1,750,761
William H. Moore Senior Vice President, Strategy and Corporate Development	2018	384,058	—	2,319,731	577,500	16,254	3,297,543
	2017	360,500	201,000	1,385,905	503,550	16,254	2,467,209
	2016	350,000	100,000	713,284	350,000	15,654	1,528,938
Steven M. Dougherty Senior Vice President, Chief Accounting Officer	2018	409,087	—	2,178,202	492,000	16,470	3,095,759
	2017	386,250	1,000	1,412,505	429,840	16,470	2,246,065
	2016	375,000	—	530,990	300,000	15,780	1,221,770
Joel C. Lambert Senior Vice President, General Counsel and Chief Compliance Officer	2018	409,087	—	2,178,202	492,000	16,614	3,095,903

(1)
The material terms of our outstanding LTIP awards are described in “Compensation Discussion and Analysis - Long-Term Incentive Plan Awards.” Unit award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (ASC 718), disregarding forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC 718 value of the awards.

(2) “All Other Compensation” for Fiscal Year 2018 consisted of the following:

Name	401(k) Matching Contributions ($)	Group Term Life Insurance ($)	Total ($)
Robert G. Phillips	16,200	1,188	17,388
J. Heath Deneke	16,200	270	16,470
Robert T. Halpin	16,200	144	16,344
William H. Moore	16,200	54	16,254
Steven M. Dougherty	16,200	270	16,470
Joel C. Lambert	16,200	414	16,614

Grants of Plan-Based Awards Table for Fiscal 2018

The following table provides information concerning each grant of an award made to our NEOs during fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards (#)(2)	Grant Date Fair Value of Unit and Option Awards ($)(3)
Robert G. Phillips	01/08/18				87,209	2,215,109
	01/08/18				75,000	1,905,000
		300,000	750,000	1,125,000
J. Heath Deneke	01/08/18				55,959	1,421,359
		262,500	656,250	984,375
Robert T. Halpin	01/08/18				47,965	1,218,311
	01/08/18				75,000	1,905,000
		180,000	450,000	675,000
William H. Moore	01/08/18				41,328	1,049,731
	01/08/18				50,000	1,270,000
		154,000	385,000	577,500
Steven M. Dougherty	01/08/18				35,756	908,202
	01/08/18				50,000	1,270,000
		164,000	328,000	492,000
Joel C.Lambert	01/08/18				35,756	908,202
	01/08/18				50,000	1,270,000
		164,000	328,000	492,000

(1)
Actual amounts paid pursuant to the annual incentive bonus are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The amount of the annual bonus may be increased at the discretion of the compensation committee, irrespective of actual KPI performance, as described above in the “Compensation Discussion and Analysis - Incentive Awards.”

(2)
Represents grants of restricted units granted under the Long Term Incentive Plan. The restricted units vest ratably (33.33%) over a three year period beginning on the first anniversary of the grant date. In addition, represents grants of one-time “cliff “ restricted unit award, which vest three years from the grant date.

(3)
Unit award amounts reflect the aggregate grant date fair value of unit awards granted during 2018 calculated in accordance with ASC 718, disregarding forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the value of the awards.

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

Under the terms of the Executive Employment Agreements (other than Mr. Deneke’s Executive Employment Agreement described below), if the named executive officer’s employment is terminated during the initial term or a subsequent one-year renewal by Crestwood Operations without “employer cause” or the executive resigns due to “employee cause” or the named executive officer’s employment with Crestwood Operations terminates as a result of Crestwood Operations’ election not to renew the Executive Employment Agreement or due to the executive’s death or permanent disability, the executive will be entitled to receive, subject to the executive’s execution of a release of claims, severance equal to two (or, in the case of Mr. Phillips, three) times the sum of the executive’s base salary and average annual bonus for the prior two years, payable in equal installments over an 18-month period following termination. In addition, the named executive officer would be entitled to certain subsidized medical benefits over such 18-month period. If the named executive officer fails to comply with covenants in the Executive Employment Agreement, the release of claims or similar agreement, he forfeits the right to receive any severance payment installments following such failure to comply.
Under the terms of the Second Amended and Restated Employment Agreement (the Deneke Employment Agreement, if Mr. Deneke’s employment is terminated by the Company without “employer cause” or Mr. Deneke resigns due to “employee cause” or Mr. Deneke’s employment terminates as a result of death or permanent disability, Mr. Deneke will be entitled to receive severance equal to two times the sum of his base salary and average annual bonus for the prior two years, payable in equal installments over an 12-month period following termination. However, if Mr. Deneke’s employment is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times his base salary and average annual bonus for the prior two years. If Mr. Deneke fails to comply with covenants in the Deneke Employment Agreement, the release of claims or similar agreement, he forfeits the right to receive any severance payment installments following such failure to comply.
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

The foregoing summary of the material provisions of the Executive Employment Agreements, the Deneke Employment Agreement and the Omnibus Amendment is intended to be general in nature and is qualified by the full text of the Executive Employment Agreements, the Deneke Employment Agreement and the Omnibus Amendment, each of which is incorporated by reference herein as an exhibit to this report.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table summarizes the outstanding equity awards as of the end of Fiscal 2018 for the each of our NEOs. The table includes restricted units, phantom units and phantom performance units granted under the Crestwood Equity Partners LP Long Term Incentive Plan.

	UNIT AWARDS
Name	Number of Units That Have Not Vested (#)(1)(2)	Market Value of Units That Have Not Vested ($)(3)
Robert G. Phillips	340,406	9,874,697
J. Heath Deneke	228,975	6,530,409
Robert T. Halpin	202,734	5,773,351
William H. Moore	146,543	4,176,313
Steven M. Dougherty	139,211	3,971,677
Joel C. Lambert	139,211	3,971,677

(1)
Mr. Phillips' restricted units vest as follows: 25,636 units vest on January 5, 2019, 29,069 units vest on January 8, 2019, 37,884 units vest on January 15, 2019, 25,636 units vest on January 5, 2020, 29,070 units vest on January 8, 2020 and 104,070 units vest on January 8, 2021. Mr. Phillips' 89,041 phantom performance units vest on February 15, 2020. Mr. Deneke's restricted units vest as follows: 20,189 units vest on January 5, 2019, 18,653 units vest on January 8, 2019, 22,894 units vest on January 15, 2019, 1,476 units vest on June 6, 2019, 20,189 units vest on January 5, 2020, 18,653 units vest on January 8, 2020, 75,000 units vest on June 30, 2020 and 18,653 units vest on January 8, 2021. Mr. Deneke's 33,268 phantom performance units vest on February 15, 2020. Mr. Halpin's restricted units vest as follows: 16,177 units vest on January 5, 2019, 15,988 units vest on January 8, 2019, 19,279 units vest on January 15, 2019, 738 units vest on June 6, 2019, 16,178 units vest on January 5, 2020, 15,988 units vest on January 8, 2020 and 90,989 units vest on January 8, 2021. Mr. Halpin's 27,397 phantom performance units vest on February 15, 2020. Mr. Moore's restricted units vest as follows: 9,785 units vest on January 5, 2019, 13,776 units vest on January 8, 2019, 12,146 units vest on January 15, 2019, 2,951 units vest on June 6, 2019, 9,785 units vest on January 5, 2020, 13,776 units vest on January 8, 2020 and 63,776 units vest on January 8, 2021. Mr. Moore's 20,548 phantom performance units vest on February 15, 2020. Mr. Dougherty's restricted units vest as follows: 10,127 units vest on January 5, 2019, 11,918 units vest on January 8, 2019, 12,652 units vest on January 15, 2019, 10,128 units vest on January 5, 2020, 11,919 units vest on January 8, 2020 and 61,919 units vest on January 8, 2021. Mr. Dougherty's 20,548 phantom performance units vest on February 15, 2020. Mr. Lambert's restricted units vest as follows: 10,127 units vest on January 5, 2019, 11,918 units vest on January 8, 2019, 12,652 units vest on January 15, 2019, 10,128 units vest on January 5, 2020, 11,919 units vest on January 8, 2020 and 61,919 units vest on January 8, 2021. Mr. Lambert's 20,548 phantom performance units vest on February 15, 2020. The above vesting schedule does not include the unitized accrued distributions on the performance phantom unit grants.

(2)	Does not includes unitization of the accrued distributions on the performance phantom unit grants.

(3)	Market value for CEQP units based on the NYSE closing price of $27.91 on December 31, 2018.

Units Vested During Fiscal 2018

The following table provides information regarding restricted units vesting during Fiscal 2018 for each of the NEOs. Value realized on vesting was calculated by using the NYSE closing price of Crestwood Equity Partners LP on the day immediately prior to the date that the award vested.

	UNIT AWARDS
Name	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
Robert G. Phillips	104,974	2,803,292
J. Heath Deneke	66,625	1,786,681
Robert T. Halpin	52,380	1,401,394
William H. Moore	27,460	752,093
Steven M. Dougherty	41,405	1,105,693
Joel C. Lambert	41,483	1,107,791

Pension Benefits during Fiscal 2018

We do not offer any pension benefits.

Non-qualified Deferred Compensation during Fiscal 2018

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

Potential Payments upon a Change in Control or Termination during Fiscal 2018

Under the terms of the Executive Employment Agreements, other than Mr. Deneke’s Executive Employment Agreement described below, if the named executive officer’s employment is terminated during the initial term or a subsequent one-year renewal by Crestwood Operations without “employer cause” or the executive resigns due to “employee cause” or the named executive officer’s employment with Crestwood Operations terminates as a result of death, permanent disability, or Crestwood Operations’ election not to renew the Executive Employment Agreement, the executive will be entitled to receive, subject to the executive’s execution of a release of claims, severance equal to two (or, in the case of Mr. Phillips, three) times the sum of the executive’s base salary and average annual bonus for the prior two years, payable in equal installments over an 18-month period following termination. In addition, the named executive officer would be entitled to certain subsidized medical benefits over such 18-month period and all restricted and phantom units held by the named executive officer would vest in full.

Under the terms of Mr. Deneke’s Executive Employment Agreement, if Mr. Deneke’s employment is terminated by the Company without “employer cause” or Mr. Deneke resigns due to “employee cause” or Mr. Deneke’s employment terminates as a result of death or permanent disability, Mr. Deneke will be entitled to receive severance equal to two times the sum of his base salary and average annual bonus for the prior two years, payable in equal installments over an 12-month period following termination.
Under the terms of the Executive Employment Agreements (other than Mr. Phillips), if the named executive officer is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times his base salary and average annual bonus for the prior two years.

The following table presents information about the gross payments potentially payable to our named executive officers pursuant to the Executive Employment Agreements, assuming each such named executive officer experienced a qualifying termination of employment on December 31, 2018.

Name	Cash Severance ($)(1)	Accelerated Vesting of Restricted Units ($)(2)	Benefit Continuation ($)(3)	Total ($)
Robert G. Phillips	5,455,313	9,500,731	9,413	14,965,457
J. Heath Deneke	2,804,411	6,390,692	25,726	9,220,829
Robert T. Halpin	2,159,040	5,658,306	25,720	7,843,066
William H. Moore	1,851,050	4,090,015	25,726	5,966,791
Steven M. Dougherty	1,765,840	3,885,379	25,726	5,676,945
Joel C. Lambert	1,791,840	3,885,379	26,075	5,703,294

(1)
As described above, amounts reflect cash severance payments payable upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreements, subject to the executive’s execution of a release of claims. The severance payments are equal to two (or, in the case of Mr. Phillips, three) times the sum of the named executive officer’s base salary and average annual bonus for the prior two years. The cash severance payable to each of Messrs. Deneke, Halpin, Moore, Dougherty and Lambert would increase to $4,206,617, $3,238,560, $2,776,575, $2,648,760, and $2,687,760, respectively, in the event his qualifying termination was in connection with a Change in Control.

(2)
The amounts reflected in the table above include the value of restricted units and performance phantom units which would be subject to accelerated vesting upon a change of control or termination without “employer cause” or the named executive officer resigns due to “employee cause.” The value reflected for the restricted units is based on the NYSE closing price of $27.91 for CEQP units on December 31, 2018. This value does not reflect the unitization of the accrued distributions on the performance phantom unit grants.

(3)
As described above, amounts reflect the value of 18 months’ subsidized medical benefit coverage provided upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreement, subject to the executive’s execution of a release of claims.

Under the terms of Mr. Deneke’s Executive Employment Agreement, if on or before July 1, 2019, there is a Change in Control regardless of whether there is termination, the Company shall issue 125,000 restricted units to Mr. Deneke, which amount shall be fully vested on the date of issuance. The value of such restricted units, based on the NYSE closing price of $27.91 for CEQP units on December 31, 2018, is $3,488,750.

On February 22, 2018, the Executive Employment Agreements for Messrs. Phillips, Halpin, Moore, Dougherty and Lambert were amended to add a similar provision. Accordingly, if, on or before July 1, 2019, there is a Change in Control (as defined in the Omnibus Amendment), the Partnership shall issue 150,000 units to Mr. Phillips, 100,000 units to Mr. Halpin, and 75,000 units to Messrs. Moore, Dougherty and Lambert, respectively. These units shall be fully vested on their issuance date. The value of such restricted units, based on the NYSE closing price of $27.91 for CEQP units on December 31, 2018, is $4,186,500 for Mr. Phillips, $2,791,000 for Mr. Halpin and $2,093,250 for Messrs Moore, Dougherty and Lambert, respectively.

Director Compensation Table for Fiscal 2018

The following table sets forth the cash and non-cash compensation for Fiscal 2018 by each person who served as a non-employee director of our general partner during such time.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Non-Qualified Deferred Comp Earnings ($)	Total ($)
Alvin Bledsoe	120,000	101,138	1,196(3)	222,334
Michael France(2)	—	101,138	—	101,138
Warren Gfeller	130,000	101,138	—	231,138
Janeen Judah	19,800	24,980	—	44,780
David Lumpkins	120,000	101,138	—	221,138
John Sherman	100,000	101,138	—	201,138
John Somerhalder II	120,000	101,138	12,396(3)	233,534

(1)
Reflects the value of restricted unit awards, calculated in accordance with ASC 718, disregarding estimated forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. These restricted unit grants will vest on the first anniversary of the grant date. As of December 31, 2018, our non-employee directors held the following restricted unit awards: Mr. France, Mr. Gfeller, Mr. Lumpkins and Mr. Sherman each held 3,875 restricted units. Mr. Bledsoe and Mr. Somerhalder deferred their unit awards pursuant to the Non-Qualified Deferred Compensation Plan.

(2)	Mr. France resigned from the board of directors on January 22, 2019.

(3)
Mr. Somerhalder deferred his equity awards and fees pursuant to the Non-Qualified Deferred Compensation Plan. Mr. Bledsoe deferred his equity awards pursuant to the Non-Qualified Deferred Compensation Plan.

Compensation of Directors during Fiscal 2018

Officers of our general partner who also serve as directors do not receive additional compensation. Each director receives cash compensation of $100,000 per year for serving on our board of directors. The lead director, audit committee chairperson, conflicts committee chairperson and finance committee chairperson each receive additional cash compensation of $20,000 per year and the compensation committee chairperson receives additional cash compensation of $10,000 per year. All cash compensation is paid to the non-employee directors in quarterly installments. Additionally, each non-employee director receives an annual grant of restricted units under our long-term incentive plan equal to approximately $100,000 in value that vests on the first anniversary of the date of issuance. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.

We identified the median employee by examining the 2018 total taxable cash and equity compensation (again, to the extent taxed to the employee in 2018), as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals, including our CEO, who were employed on December 31, 2018. We included all employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 31, 2018, we employed 843 such persons.  We annualized the compensation for any employees that were not employed for all of 2018 (not including seasonal or temporary employees), but did not make any other assumptions, adjustments, or estimates with respect to total cash compensation or equity. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee. We believe the use of total cash and equity compensation for all employees is the most appropriate compensation measure since it includes the main elements of compensation for the majority of our employees.

After identifying the median employee based on total cash and equity compensation, we calculated annual 2018 compensation for the median employee using the same methodology used to calculate the chief executive officer’s total compensation as reflected in the Summary Compensation Table above.  The median employee’s annual 2018 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2018	$87,053	$—	$—	$—	$—	$87,053

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this Annual Report, which was $6,009,599. Our 2018 ratio of chief executive officer total compensation to our median employee’s total compensation is reasonably estimated to be 69:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 15, 2019, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned		Percentage of Common Units Owned
Crestwood Gas Services Holdings LLC(2)(3)(4)	9,985,462		13.9%
Crestwood Holdings LLC(2)(3)	7,484,449		10.4%
Harvest Fund Advisors LLC.(5)	3,964,264		5.5%
Alvin Bledsoe(6)	37,199		*
J. Heath Deneke	303,672		*
Steven M. Dougherty	190,743		*
Warren H. Gfeller	48,414		*
Robert T. Halpin	274,010		*
Janeen S. Judah	4,329		*
Joel C. Lambert	174,532		*
David Lumpkins	38,121		*
William H. Moore	178,555		*
Robert G. Phillips	446,668		*
Gary D. Reaves	3,582
John J. Sherman	3,227,913		4.5%
John W. Somerhalder II(6)	18,627		*
Directors and executive officers as a group (13 persons)	4,946,365	(7)	6.9%

* Indicates less than 1%

(1) Unless otherwise indicated, the contact address for all beneficial owners in this table is 811 Main Street, Suite 3400, Houston, Texas 77002.
(2) Crestwood Holdings LLC has shared voting power and shared investment power with Crestwood Gas Services Holdings LLC on 9,985,462 common units. Crestwood Holdings LLC, FR Crestwood Management Co-Investment LLC, Crestwood Holdings Partners LLC, FR XI CMP Holdings LLC, FR Midstream Holdings LLC, First Reserve GP XI, L.P., First Reserve GP XI, Inc., and William E. Macaulay have control over 17,469,911 common units.

(3)	Common units owned by Crestwood Gas Services Holdings LLC and Crestwood Holdings LLC are pledged as collateral under the Crestwood Holdings term loan.

(4)
Does not include 438,789 subordinated units. The subordinated units may be converted to common units on a one-for-one basis upon the termination of the subordination period as set forth in the Crestwood Equity Partners LP Partnership Agreement.

(5)	Based on Schedule 13G filed by Harvest Fund Advisors LLC on February 14, 2019. The address of Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.
(6) Includes 10,588 restricted units held in the Crestwood Nonqualified Deferred Compensation Plan.
(7) Excludes 449,613 performance phantom units granted to our executive officers pursuant to the Crestwood Equity Long-Term Incentive Plan.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

For a discussion of director independence, see Item 10, Directors, Executive Officers and Corporate Governance.
Transactions with Related Persons
First Reserve Joint Venture
In October 2016, Crestwood Infrastructure Holdings LLC, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. On June 21, 2017, the Company contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), its wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. These assets consist of two dry gas gathering systems (Las Animas systems) and one rich gas gathering system and processing plant (Willow Lake system). In conjunction with this contribution, First Reserve contributed to Crestwood Permian the first $151 million of capital cost required to fund the expansion of the Delaware Basin assets, including a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant), which went into service in July 2018. We received 100% of the available cash flow generated by Crestwood New Mexico through June 30, 2018. Beginning with the third quarter of 2018, both parties will receive distributions on a 50/50 basis.

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
Under our partnership agreement, when determining whether a related party transaction is “fair and reasonable,” if our general partner elects to adopt a resolution or a course of action that has not received Special Approval, then our general partner may consider:

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
A related party transaction that is approved by the conflicts committee is, as discussed in greater detail above, conclusively deemed to be fair and reasonable to us. Under our partnership agreement, the material facts known to our general partner or any of our affiliates regarding the transaction must be disclosed to the conflicts committee at the time the committee gives its approval. When approving a related party transaction, the conflicts committee considers all factors it considers relevant, reasonable or appropriate under the circumstances, including the relative interests of any party to the transaction, customary industry practices and generally accepted accounting principles.
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
When determining whether a related party transaction is in the normal course of our business and is (a) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (b) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us), the general partner considers any facts and circumstances that it deems to be relevant, including:

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Crestwood Equity GP LLC approved the engagement of Ernst & Young LLP as the principal accountant to audit the partnership’s financial statements as of and for the fiscal year ending December 31, 2018. The following table summarizes the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2018 and 2017 (in millions).

	2018	2017
Audit-related fees(1)	$1.8	$2.0
All other fees(2)	0.2	0.2
Total	$2.0	$2.2

(1)
Includes fees related to the performance of the annual audit and quarterly reviews (including internal control evaluation and reporting) of the consolidated financial statements of Crestwood Equity and Crestwood Midstream and its subsidiaries.

(2)	Includes fees primarily associated with acquisitions, dispositions and issuances of debt and equity.

The audit committee of Crestwood Equity’s general partner reviewed and approved all audit and non-audit services provided during 2018. Crestwood Midstream is a wholly-owned subsidiary of Crestwood Equity and, as such, it does not have a separate audit committee. Crestwood Equity’s audit committee has adopted a pre-approval policy for audit and non-audit services. For information regarding the audit committee’s pre-approval policies and procedures, see Crestwood Equity’s audit committee charter on its website at www.crestwoodlp.com.

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

3.22
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

4.2
Indenture, dated as of March 14, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017)

4.3
Supplemental Indenture dated as of June 5, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2017)

4.4
Supplemental Indenture dated as of December 1, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

Exhibit Number	Description
4.5
Indenture, dated as of March 23, 2015, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on March 27, 2015)

4.6
First Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.7
Supplemental Indenture, dated as of June 3, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on August 4, 2016)

4.8
Supplemental Indenture, dated as of September 30, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on November 4, 2016)

4.9
Second Amended and Restated Limited Liability Company Agreement for Crestwood Niobrara LLC, dated December 28, 2017, between Crestwood Midstream Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.9 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.10
Registration Rights Agreement, dated December 28, 2017, by and among Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.10 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.11
Registration Rights Agreement, dated as of March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017)

4.12
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

**4.13
Supplemental Indenture dated as of October 22, 2018, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee

*10.1
Second Amended and Restated Employment Agreement, dated July 21, 2017, between Heath Deneke and Crestwood Operations LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 25, 2017)

*10.2
Omnibus Amendment to Employment Agreements dated February 22, 2018 by and between Crestwood Operations LLC and each of Robert G. Phillips, Robert Halpin, Steven Dougherty, Joel Lambert and William H. Moore (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

*10.3
Employment Agreement between Robert G. Phillips and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 27, 2014)

*10.4
Employment Agreement between Joel Lambert and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014)

*10.5
Employment Agreement between William H. Moore and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on March 2, 2015)

*10.6
Employment Agreement between Steven M. Dougherty and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 29, 2016)

Exhibit Number	Description
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

Exhibit Number	Description
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

*10.27	Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2018).

*10.28	Crestwood Equity Partners LP Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 24, 2018)

*10.29	Form of Crestwood Equity Partners LP’s Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed November 1, 2018)

*10.30
Form of Crestwood Equity Partners LP’s Non-Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.31	Form of Crestwood Equity Partners LP’s Director Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.32	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.33
Second Amended and Restated Credit Agreement, dated as of October 18, 2018, and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank National Association, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10-1 to Crestwood Equity Partners LP’s Form 8-K filed on October 18, 2018)

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Stagecoach Gas Services LLC

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

Exhibit Number	Description
**99.1
Financial Statements for Stagecoach Gas Services LLC as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 and for the period from June 3, 2016 to December 31, 2016 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)

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

Financial Statements for Stagecoach Gas Services LLC as of December 31, 2018 and 2018 and for the years ended December 31, 2018 and 2017 and for the period from June 3, 2016 to December 31, 2016 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09) and is filed herein as Exhibit 99.1.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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
February 22, 2019

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on Internal Control over Financial Reporting
We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crestwood Equity Partners LP (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Houston, Texas
February 22, 2019

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$0.9	$1.3
Restricted cash	16.3	—
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at December 31, 2018 and 2017	251.5	442.7
Inventory	64.6	68.4
Assets from price risk management activities	34.7	7.2
Prepaid expenses and other current assets	11.3	10.9
Total current assets	379.3	530.5
Property, plant and equipment	2,598.1	2,285.2
Less: accumulated depreciation and depletion	568.4	464.4
Property, plant and equipment, net	2,029.7	1,820.8
Intangible assets	770.3	788.8
Less: accumulated amortization	216.5	191.6
Intangible assets, net	553.8	597.2
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,188.2	1,183.0
Other non-current assets	4.9	5.8
Total assets	$4,294.5	$4,284.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$213.0	$349.4
Accrued expenses and other liabilities	112.4	105.9
Liabilities from price risk management activities	5.8	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	332.1	505.1
Long-term debt, less current portion	1,752.4	1,491.3
Other long-term liabilities	173.6	104.7
Deferred income taxes	2.6	3.3
Commitments and contingencies (Note 15)
Partners’ capital:
Crestwood Equity Partners LP partners' capital (71,659,385 and 70,721,563 common and subordinated units issued and outstanding at December 31, 2018 and 2017)	1,240.5	1,393.5
Preferred units (71,257,445 units issued and outstanding at December 31, 2018 and 2017)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,852.5	2,005.5
Interest of non-controlling partner in subsidiary	181.3	175.0
Total partners’ capital	2,033.8	2,180.5
Total liabilities and partners’ capital	$4,294.5	$4,284.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product revenues:
Gathering and processing	$670.5	$1,369.1	$825.5
Marketing, supply and logistics	2,639.2	2,093.1	1,144.3
	3,309.7	3,462.2	1,969.8
Service revenues:
Gathering and processing	276.1	317.3	290.7
Storage and transportation	17.1	37.2	165.3
Marketing, supply and logistics	50.2	62.4	92.1
Related party (Note 16)	1.0	1.8	2.6
	344.4	418.7	550.7
Total revenues	3,654.1	3,880.9	2,520.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs	2,950.5	3,309.5	1,851.9
Product costs - related party (Note 16)	134.7	15.3	17.7
Service costs	44.2	49.9	55.5
Total costs of products/services sold	3,129.4	3,374.7	1,925.1

Operating expenses and other:
Operations and maintenance	125.8	136.0	158.1
General and administrative	88.1	96.5	88.2
Depreciation, amortization and accretion	168.7	191.7	229.6
Loss on long-lived assets, net	28.6	65.6	65.6
Goodwill impairment	—	38.8	162.6
Loss on contingent consideration	—	57.0	—
	411.2	585.6	704.1
Operating income (loss)	113.5	(79.4)	(108.7)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Earnings from unconsolidated affiliates, net	53.3	47.8	31.5
Interest and debt expense, net	(99.2)	(99.4)	(125.1)
Gain (loss) on modification/extinguishment of debt	(0.9)	(37.7)	10.0
Other income, net	0.4	1.3	0.5
Income (loss) before income taxes	67.1	(167.4)	(191.8)
(Provision) benefit for income taxes	(0.1)	0.8	(0.3)
Net income (loss)	67.0	(166.6)	(192.1)
Net income attributable to non-controlling partner	16.2	25.3	24.2
Net income (loss) attributable to Crestwood Equity Partners LP	50.8	(191.9)	(216.3)
Net income attributable to preferred units	60.1	62.5	28.7
Net loss attributable to partners	$(9.3)	$(254.4)	$(245.0)

Common unitholders’ interest in net loss	$(9.3)	$(254.4)	$(245.0)
Net loss per limited partner unit:
Basic	$(0.13)	$(3.64)	$(3.55)
Diluted	$(0.13)	$(3.64)	$(3.55)
Weighted-average limited partners’ units outstanding (in thousands):
Basic	71,205	69,839	69,017
Dilutive units	—	—	—
Diluted	71,205	69,839	69,017

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$67.0	$(166.6)	$(192.1)
Change in fair value of Suburban Propane Partners, L.P. units	(0.7)	(0.8)	0.8
Comprehensive income (loss)	66.3	(167.4)	(191.3)
Comprehensive income attributable to non-controlling partner	16.2	25.3	24.2
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$50.1	$(192.7)	$(215.5)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2015	60.7	$535.8	68.2	0.4	$2,227.6	$183.5	$2,946.9
Distributions to partners	5.8	—	—	—	(219.8)	(15.2)	(235.0)
Unit-based compensation charges	—	—	0.9	—	19.2	—	19.2
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.8)	—	(0.8)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.8	—	0.8
Net income (loss)	—	28.7	—	—	(245.0)	24.2	(192.1)
Balance at December 31, 2016	66.5	564.5	69.1	0.4	1,782.0	192.5	2,539.0
Distributions to partners	4.8	(15.0)	—	—	(167.6)	(15.2)	(197.8)
Unit-based compensation charges	—	—	0.8	—	25.5	—	25.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(5.5)	—	(5.5)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.8)	—	(0.8)
Issuance of common units	—	—	0.6	—	15.2	—	15.2
Redemption of non-controlling interest	—	—	—	—	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	—	—	—	—	175.0	175.0
Other	—	—	—	—	(0.9)	0.1	(0.8)
Net income (loss)	—	62.5	—	—	(254.4)	25.3	(166.6)
Balance at December 31, 2017	71.3	612.0	70.3	0.4	1,393.5	175.0	2,180.5
Cumulative effect of accounting change (Note 2)	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(60.1)	—	—	(170.8)	(9.9)	(240.8)
Unit-based compensation charges	—	—	1.1	—	28.5	—	28.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.4)	—	(7.4)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.7)	—	(0.7)
Other	—	—	—	—	(0.8)	—	(0.8)
Net income (loss)	—	60.1	—	—	(9.3)	16.2	67.0
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$67.0	$(166.6)	$(192.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	168.7	191.7	229.6
Amortization of deferred financing costs	6.8	7.2	6.9
Unit-based compensation charges	28.5	25.5	19.2
Loss on long-lived assets, net	28.6	65.6	65.6
Goodwill impairment	—	38.8	162.6
Loss on contingent consideration	—	57.0	—
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.5	(0.1)	7.6
Deferred income taxes	(0.7)	(2.1)	(3.1)
Other	0.2	0.9	1.9
Changes in operating assets and liabilities:
Accounts receivable	167.8	(170.7)	(76.9)
Inventory	(24.1)	(9.9)	(22.5)
Prepaid expenses and other current assets	(3.1)	1.8	9.2
Accounts payable, accrued expenses and other liabilities	(138.6)	140.1	74.6
Reimbursements of property, plant and equipment	21.7	19.6	26.0
Change in price risk management activities, net	(70.6)	19.4	47.5
Net cash provided by operating activities	253.6	255.9	346.1

Investing activities
Acquisitions, net of cash acquired	—	—	(7.2)
Purchases of property, plant and equipment	(305.5)	(188.4)	(100.7)
Investment in unconsolidated affiliates	(64.4)	(58.0)	(12.4)
Capital distributions from unconsolidated affiliates	49.2	59.9	14.8
Net proceeds from sale of assets	79.5	225.2	972.7
Net cash provided by (used in) investing activities	(241.2)	38.7	867.2

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2018	2017	2016
Financing activities
Proceeds from the issuance of long-term debt	2,274.8	2,838.6	1,565.3
Payments on long-term debt	(2,015.7)	(2,913.9)	(2,536.3)
Payments on capital leases	(1.6)	(2.7)	(1.9)
Payments for deferred financing costs	(5.7)	(1.0)	(3.5)
Redemption of non-controlling interest	—	(202.7)	—
Net proceeds from issuance of non-controlling interest	—	175.0	—
Distributions to partners	(170.8)	(167.6)	(219.8)
Distributions to non-controlling partner	(9.9)	(15.2)	(15.2)
Distributions to preferred unitholders	(60.1)	(15.0)	—
Net proceeds from issuance of common units	—	15.2	—
Taxes paid for unit-based compensation vesting	(7.4)	(5.5)	(0.8)
Other	(0.1)	(0.1)	—
Net cash provided by (used in) financing activities	3.5	(294.9)	(1,212.2)

Net change in cash and restricted cash	15.9	(0.3)	1.1
Cash and restricted cash at beginning of period	1.3	1.6	0.5
Cash and restricted cash at end of period	$17.2	$1.3	$1.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$97.4	$95.1	$121.5
Cash paid during the period for income taxes	$3.1	$3.1	$1.4

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$0.3	$(20.4)	$(10.5)

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LCC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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
Houston, Texas
February 22, 2019

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$0.2	$1.0
Restricted cash	16.3	—
Accounts receivable, less allowance for doubtful accounts of $0.3 million and $2.4 million at December 31, 2018 and 2017	249.9	442.6
Inventory	64.6	68.4
Assets from price risk management activities	34.7	7.2
Prepaid expenses and other current assets	11.3	10.9
Total current assets	377.0	530.1
Property, plant and equipment	2,928.2	2,615.3
Less: accumulated depreciation and depletion	725.9	607.8
Property, plant and equipment, net	2,202.3	2,007.5
Intangible assets	770.3	773.3
Less: accumulated amortization	216.5	177.6
Intangible assets, net	553.8	595.7
Goodwill	138.6	147.6
Investments in unconsolidated affiliates	1,188.2	1,183.0
Other non-current assets	2.1	2.4
Total assets	$4,462.0	$4,466.3

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$210.5	$346.8
Accrued expenses and other liabilities	111.3	104.7
Liabilities from price risk management activities	5.8	48.9
Current portion of long-term debt	0.9	0.9
Total current liabilities	328.5	501.3
Long-term debt, less current portion	1,752.4	1,491.3
Other long-term liabilities	171.0	102.6
Deferred income taxes	0.6	0.7
Commitments and contingencies (Note 15)
Partners’ capital	2,028.2	2,195.4
Interest of non-controlling partner in subsidiary	181.3	175.0
Total partners’ capital	2,209.5	2,370.4
Total liabilities and partners’ capital	$4,462.0	$4,466.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product revenues:
Gathering and processing	$670.5	$1,369.1	$825.5
Marketing, supply and logistics	2,639.2	2,093.1	1,144.3
	3,309.7	3,462.2	1,969.8

Service revenues:
Gathering and processing	276.1	317.3	290.7
Storage and transportation	17.1	37.2	165.3
Marketing, supply and logistics	50.2	62.4	92.1
Related party (Note 16)	1.0	1.8	2.6
	344.4	418.7	550.7
Total revenues	3,654.1	3,880.9	2,520.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs	2,950.5	3,309.5	1,851.9
Product costs - related party (Note 16)	134.7	15.3	17.7
Service costs	44.2	49.9	55.5
Total costs of products/services sold	3,129.4	3,374.7	1,925.1

Operating expenses and other:
Operations and maintenance	125.8	136.0	155.0
General and administrative	83.5	93.1	85.6
Depreciation, amortization and accretion	181.4	202.7	240.5
Loss on long-lived assets, net	28.6	65.6	65.6
Goodwill impairment	—	38.8	162.6
Loss on contingent consideration	—	57.0	—
	419.3	593.2	709.3
Operating income (loss)	105.4	(87.0)	(113.9)
Earnings from unconsolidated affiliates, net	53.3	47.8	31.5
Interest and debt expense, net	(99.2)	(99.4)	(125.1)
Gain (loss) on modification/extinguishment of debt	(0.9)	(37.7)	10.0
Other income, net	—	0.8	—
Net income (loss)	58.6	(175.5)	(197.5)
Net income attributable to non-controlling partner	16.2	25.3	24.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$42.4	$(200.8)	$(221.7)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2015	$2,981.6	$183.5	$3,165.1
Distributions to partners	(227.6)	(15.2)	(242.8)
Unit-based compensation charges	19.2	—	19.2
Taxes paid for unit-based compensation vesting	(0.8)	—	(0.8)
Net income (loss)	(221.7)	24.2	(197.5)
Balance at December 31, 2016	2,550.7	192.5	2,743.2
Distributions to partners	(174.0)	(15.2)	(189.2)
Unit-based compensation charges	25.5	—	25.5
Taxes paid for unit-based compensation vesting	(5.5)	—	(5.5)
Redemption of non-controlling interest	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	175.0	175.0
Other	(0.5)	0.1	(0.4)
Net income (loss)	(200.8)	25.3	(175.5)
Balance at December 31, 2017	2,195.4	175.0	2,370.4
Cumulative effect of accounting change (Note 2)	7.5	—	7.5
Distributions to partners	(238.4)	(9.9)	(248.3)
Unit-based compensation charges	28.5	—	28.5
Taxes paid for unit-based compensation vesting	(7.4)	—	(7.4)
Other	0.2	—	0.2
Net income	42.4	16.2	58.6
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$58.6	$(175.5)	$(197.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	181.4	202.7	240.5
Amortization of deferred financing costs	6.8	7.2	6.9
Unit-based compensation charges	28.5	25.5	19.2
Loss on long-lived assets, net	28.6	65.6	65.6
Goodwill impairment	—	38.8	162.6
Loss on contingent consideration	—	57.0	—
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.5	(0.1)	7.6
Deferred income taxes	(0.1)	—	0.2
Other	0.2	0.9	1.9
Changes in operating assets and liabilities:
Accounts receivable	169.3	(170.5)	(76.9)
Inventory	(24.1)	(9.9)	(22.5)
Prepaid expenses and other current assets	(3.1)	1.8	7.5
Accounts payable, accrued expenses and other liabilities	(138.1)	142.0	75.2
Reimbursements of property, plant and equipment	21.7	19.6	26.0
Change in price risk management activities, net	(70.6)	19.4	47.5
Net cash provided by operating activities	260.5	262.2	353.8

Investing activities
Acquisitions, net of cash acquired	—	—	(7.2)
Purchases of property, plant and equipment	(305.5)	(188.4)	(100.7)
Investment in unconsolidated affiliates	(64.4)	(58.0)	(12.4)
Capital distributions from unconsolidated affiliates	49.2	59.9	14.8
Net proceeds from sale of assets	79.5	225.2	972.7
Net cash provided by (used in) investing activities	(241.2)	38.7	867.2

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2018	2017	2016
Financing activities
Proceeds from the issuance of long-term debt	2,274.8	2,838.6	1,565.3
Payments on long-term debt	(2,015.7)	(2,913.9)	(2,536.1)
Payments on capital leases	(1.6)	(2.7)	(1.9)
Payments for deferred financing costs	(5.7)	(1.0)	(3.5)
Redemption of non-controlling interest	—	(202.7)	—
Net proceeds from issuance of non-controlling interest	—	175.0	—
Distributions to partner	(238.4)	(174.0)	(227.6)
Distributions to non-controlling partner	(9.9)	(15.2)	(15.2)
Taxes paid for unit-based compensation vesting	(7.4)	(5.5)	(0.8)
Other	0.1	0.2	—
Net cash used in financing activities	(3.8)	(301.2)	(1,219.8)

Net change in cash and restricted cash	15.5	(0.3)	1.2
Cash and restricted cash at beginning of period	1.0	1.3	0.1
Cash and restricted cash at end of period	$16.5	$1.0	$1.3

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$97.4	$95.1	$121.5
Cash paid during the period for income taxes	$0.6	$0.6	$0.7

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$0.3	$(20.4)	$(10.5)

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

The diagram below reflects a simplified version of our ownership structure as of December 31, 2018:

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

•
Gathering and Processing. Our gathering and processing (G&P) operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, West Virginia, Texas, New Mexico, Wyoming and Arkansas. This segment primarily includes (i) our operations that own crude oil, rich and dry gas gathering systems, produced water gathering systems and processing plants in the Bakken, Marcellus, Barnett and Fayetteville Shale plays; and (ii) joint ventures that own rich and dry gas gathering systems and processing plants in the Delaware Permian and Powder River Basin (PRB) Niobrara Shale plays.

•
Storage and Transportation. Our storage and transportation (S&T) operations provide crude oil and natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes (i) our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota (the COLT Hub); and (ii) joint ventures that own regulated natural gas storage and transportation facilities in New York and Pennsylvania, natural gas storage facilities in Texas and a crude-by-rail terminal in Wyoming.

•
Marketing, Supply and Logistics. Our marketing, supply and logistics (MS&L) operations provide NGL and crude oil storage, marketing and transportation services to producers, refiners, marketers and other customers. This segment primarily includes (i) our fleet of rail and rolling stock, which includes our rail-to-truck NGL terminals located in Florida, New Jersey, New York, North Carolina and Rhode Island, and our truck maintenance facilities located in Indiana, Mississippi, New Jersey and Ohio; (ii) our Bath and Seymour NGL storage facilities located in New York and Indiana; and (iii) our crude oil and produced water transportation assets.

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

In October 2016, Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed the Crestwood Permian joint venture to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. Crestwood Permian is a VIE because it did not have sufficient equity at risk to fund its activities at its inception (i.e., the construction of the Nautilus gathering system) without additional capital contributions from us and First Reserve, and CEQP has provided a guarantee to a third party that requires CEQP to fund 100% of the costs to build the Nautilus gathering system if Crestwood Permian fails to do so. We account for our investment in Crestwood Permian as an equity method investment because we are not the primary beneficiary of the VIE as of December 31, 2018 and 2017. See Note 6 for a further discussion of our investment in Crestwood Permian.

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

Restricted Cash

On January 1, 2018, we adopted the provisions of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) which changed the classification and presentation of restricted cash in the statement of cash flows. The standard requires us to include restricted cash in our total cash when reconciling the beginning of period and end of period amounts shown on our consolidated statements of cash flows. The retrospective application of this ASU did not have an impact on our consolidated statements of cash flows for the years ended December 31, 2017 and 2016.

Our restricted cash represents cash held under the terms of certain contractual agreements and is classified as current on our consolidated balance sheets. The change in restricted cash for the year ended December 31, 2018 is approximately $16.3 million and is included in operating activities (change in accounts payable, accrued expenses and other liabilities) in the consolidated statements of cash flows.

Inventory

Inventory for our marketing, supply and logistics operations are stated at the lower of cost or net realizable value and cost is computed predominantly using the average cost method. Our inventory consists primarily of crude oil and NGLs of approximately $64.2 million and $67.9 million at December 31, 2018 and 2017.

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

We did not record impairments of our property, plant and equipment during the year ended December 31, 2018 and 2016. During 2017, we incurred $81.4 million of impairments of our property, plant and equipment related to our MS&L West Coast operations, which resulted from decreasing the forecasted cash flows to be generated by those operations. At December 31, 2017, our estimates of fair value considered a number of factors, including the potential value if we sold the asset, a 12% discount rate and projected cash flows, which is a Level 3 fair value measurement. During 2018, we sold our MS&L West Coast operations for $70.5 million, and recorded a loss on long-lived assets of approximately $26.9 million (including $9.0 million related to the write off of goodwill). See “Goodwill” below and Note 3 for further information on the sale of these assets.

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

We did not record impairments of our intangible assets during the year ended December 31, 2018. During 2017 and 2016, we recorded the following impairments of our intangible assets and we reflected these impairments in loss on long-lived assets in our consolidated statements of operations:

•
During 2017, we fully impaired $0.8 million of intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations. During 2018, we sold our MS&L West Coast operations for $70.5 million, and recorded a $26.9 million of loss on long-lived assets associated with the sale. See Note 3 for further information on the sale of these assets.

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

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts and revenue contracts	20
Trademarks	10

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

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. As a result, we recorded goodwill impairments on several of our reporting units during 2017 and 2016. We did not record impairments of our goodwill during the year ended December 31, 2018. At December 31, 2018, our accumulated goodwill impairments at CEQP and CMLP were approximately $1,656.5 million and $1,399.3 million, respectively. The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill Impairments during the Year Ended December 31, 2016	Goodwill at January 1, 2017	Impact of Sale of US Salt		Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at December 31, 2017	Other		Impact of Sale of West Coast		Goodwill at December 31, 2018
G&P
Marcellus	$8.6	$—	$—		$—	$—	$—		$—		$—
Arrow	—	45.9	—		—	45.9	—		—		45.9
S&T
COLT	44.9	—	—		—	—	—		—		—
MS&L
NGL Marketing and Logistics	—	—	—		—	—	101.7	(2)	(9.0)	(1)	92.7
West Coast	—	2.4	—		2.4	—	—		—		—
Supply and Logistics	65.5	101.7	—		—	101.7	(101.7)	(2)	—		—
Storage and Terminals	14.1	36.4	—		36.4	—	—		—		—
US Salt	—	12.6	(12.6)	(1)	—	—	—		—		—
Trucking	29.5	—	—		—	—	—		—		—
Total	$162.6	$199.0	$(12.6)		$38.8	$147.6	$—		$(9.0)		$138.6

(1)
In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP. In October 2018, we sold our West Coast assets and wrote off the goodwill attributable to these assets as further discussed below.

(2)	Reflects the combination of the MS&L reporting units into one NGL Marketing and Logistics reporting unit as further discussed below.

On January 1, 2018, we combined the four reporting units included in the MS&L segment into one NGL Marketing and Logistics reporting unit for the purpose of evaluating goodwill for impairment on an ongoing basis. We combined these reporting units based on a strategic shift in the way in which we manage, operate and report our NGL operations as an integrated platform instead of as four individual stand-alone operations. We allocated approximately $9.0 million of the goodwill associated with our NGL Marketing and Logistics reporting unit to the West Coast facilities during 2018, and this goodwill was included in the loss on the sale of the West Coast assets. See Note 3 for a further discussion of the sale of our West Coast assets.

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

Investments in Unconsolidated Affiliates

Equity method investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Differences in the basis of investments and the separate net asset values of the investees, if any, are amortized into net income or loss over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values. We did not record impairments of our equity method investments during the years ended December 31, 2018, 2017 and 2016.

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

We have various obligations to remove property, plant and equipment on rights-of-way and leases for which we cannot currently estimate the fair value of those obligations because the associated assets have indeterminate lives. An asset retirement obligation liability (and related assets), if any, will be recorded for these obligations once sufficient information is available to reasonably estimate the fair value of the obligations. At December 31, 2018 and 2017, our AROs were reflected in other long-term liabilities on our consolidated balance sheets. See Note 5 for a further discussion of our AROs.

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of five years. Our net deferred financing costs are reflected as a reduction of long-term debt on our consolidated balance sheets.

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

On January 1, 2018, we adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted the standard using the modified retrospective method for all revenue contracts that involve revenue generating activities that occur after January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while amounts prior to January 1, 2018 continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605).

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration during the year ended December 31, 2018.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of December 31, 2018 (in millions):

2019	$32.5
2020	23.5
2021	9.4
2022	7.3
2023	7.3
Thereafter	3.3
Total	$83.3

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

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our Topic 606 revenue contracts totaled $209.7 million for both CEQP and CMLP at December 31, 2018, and are included in accounts receivable on our consolidated balance sheet. Our contract assets are included in other non-current assets on our consolidated balance sheet. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related revenue contracts are satisfied over the next 13 years.

The following table summarizes the opening and closing balances of our contract assets and contract liabilities (in millions):

	Balance at January 1, 2018	Balance at December 31, 2018
Contract Assets (Non-current)	$1.1	$1.0
Contract Liabilities (Current)(1)	12.2	12.0
Contract Liabilities (Non-current)(1)	60.6	65.4

(1)
During the year ended December 31, 2018, we recognized revenues of approximately $12.2 million that were previously included in contract liabilities (current) at January 1, 2018. The remaining change in our contract liabilities during the year ended December 31, 2018, primarily related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

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

Crestwood Equity

	Year Ended December 31, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$670.5	$1,643.1	$(972.6)
Service revenues:
Gathering and processing(1)(2)	276.1	318.9	(42.8)
Marketing, supply and logistics(3)	50.2	49.4	0.8
Costs of product/services sold:
Product costs(1)	2,950.5	3,977.3	(1,026.8)
Depreciation, amortization and accretion(2)	168.7	163.7	5.0
Earnings from unconsolidated affiliates, net(4)	53.3	63.0	(9.7)
Net income	67.0	69.5	(2.5)

	December 31, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,598.1	$2,480.1	$118.0
Accumulated depreciation and depletion(2)	568.4	551.2	17.2
Investments in unconsolidated affiliates(4)	1,188.2	1,207.4	(19.2)
Liabilities:
Accrued expenses and other liabilities(2)(3)	112.4	101.2	11.2
Other long-term liabilities(2)(3)	173.6	108.2	65.4
Partners’ capital:
Crestwood Equity Partners LP partners’ capital(2)(3)(4)	1,240.5	1,235.5	5.0

Crestwood Midstream

	Year Ended December 31, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Income Statement
Product revenues:
Gathering and processing(1)	$670.5	$1,643.1	$(972.6)
Service revenues:
Gathering and processing(1)(2)	276.1	318.9	(42.8)
Marketing, supply and logistics(3)	50.2	49.4	0.8
Costs of product/services sold:
Product costs(1)	2,950.5	3,977.3	(1,026.8)
Depreciation, amortization and accretion(2)	181.4	176.4	5.0
Earnings from unconsolidated affiliates, net(4)	53.3	63.0	(9.7)
Net income	58.6	61.1	(2.5)

	December 31, 2018
	As Reported under Topic 606	Prior to Adoption of Topic 606	Increase (Decrease)
Balance Sheet
Assets:
Property, plant and equipment(2)	$2,928.2	$2,810.2	$118.0
Accumulated depreciation and depletion(2)	725.9	708.7	17.2
Investments in unconsolidated affiliates(4)	1,188.2	1,207.4	(19.2)
Liabilities:
Accrued expenses and other liabilities(2)(3)	111.3	100.1	11.2
Other long-term liabilities(2)(3)	171.0	105.6	65.4
Partners’ capital(2)(3)(4)	2,028.2	2,023.2	5.0

(1)	On January 1, 2018, we began classifying product and service revenues as a reduction of costs of product sold on certain of our gathering and processing contracts.

(2)	On January 1, 2018, we began recording proceeds received from customers for reimbursable construction as deferred revenue instead of as reductions of property, plant and equipment.

(3)
For contracts that have fixed rates per volume that increase and/or decrease over the life of the contract once certain time periods or thresholds have been met, on January 1, 2018, we began recording revenues on those contracts ratably per unit over the life of the contract based on the remaining performance obligations to be performed.

(4)
On January 1, 2018, Jackalope Gas Gathering Services, L.L.C. (Jackalope) adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $9.7 million during the year ended December 31, 2018 to reflect our proportionate share of the ongoing impact of the new standard on Jackalope’s revenues. The adoption of Topic 606 was not material to our other equity method investments.

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

We did not have any derivatives identified as fair value hedges or cash flow hedges for accounting purposes during the years ended December 31, 2018, 2017 or 2016.

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2018, the following accounting standard had not yet been adopted by us:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. We will utilize the modified retrospective method to adopt the provisions of this standard effective January 1, 2019. As allowed for in the standard, upon adoption we will not reassess the current GAAP classification of leases, easements and rights of way that existed as of December 31, 2018, and we will not utilize the hindsight method in determining the assets and liabilities to be recorded for our existing leases on January 1, 2019. Upon adoption of this standard, we anticipate increasing non-current assets by approximately $69 million, increasing current liabilities by approximately $19 million and increasing non-current liabilities by approximately $50 million, related to reflecting our operating and capital leases on our consolidated balance sheets under the provisions of the new standard. We do not anticipate recording a material cumulative effect of accounting change related to the adoption of the standard.

Note 3 – Divestitures

In October 2018, we sold our West Coast assets to a third party for proceeds of approximately $70.5 million. The West Coast assets included a gas gathering and processing system, fractionator, butamer and various rail and truck terminal and storage facilities located in California, Nevada, Wyoming and Utah. The sale of West Coast resulted in a decrease of $61.8 million of property, plant and equipment, net, $9.0 million of goodwill and $26.6 million of other assets and liabilities, net. During the year ended December 31, 2018, we recognized a loss from the sale of approximately $26.9 million (including the goodwill write off discussed in Note 2), which was included in loss on long-lived assets in our consolidated statement of operations. Our West Coast assets were previously included in our MS&L segment.

In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP, for net proceeds of approximately $223.6 million. The sale of US Salt resulted in a decrease of $157.4 million of property, plant and equipment, net, $12.6 million of goodwill, $5.8 million of intangible assets and $14.2 million of other assets and liabilities, net. During the year ended December 31, 2017, we recognized a gain from the sale of approximately $33.6 million (including the goodwill write off discussed in Note 2, which was included in gain (loss) on long-lived assets in our consolidated statement of operations. US Salt was previously included in our MS&L segment.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2018 and 2017 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Gathering systems and pipelines and related assets	$758.6	$678.0	$901.5	$820.9
Facilities and equipment	1,230.7	1,141.4	1,415.9	1,326.5
Buildings, land, rights-of-way, storage rights and easements	331.7	319.1	335.4	322.8
Vehicles	17.9	37.3	16.1	35.5
Construction in process	230.8	87.5	230.8	87.5
Office furniture and fixtures	28.4	21.9	28.5	22.1
	2,598.1	2,285.2	2,928.2	2,615.3
Less: accumulated depreciation and depletion	568.4	464.4	725.9	607.8
Total property, plant and equipment, net	$2,029.7	$1,820.8	$2,202.3	$2,007.5

Depreciation. CEQP’s depreciation expense totaled $123.6 million, $135.9 million and $154.8 million for the years ended December 31, 2018, 2017 and 2016. CMLP’s depreciation expense totaled $137.7 million, $150.0 million and $168.9 million for the years ended December 31, 2018, 2017 and 2016. Depletion expense at both CEQP and CMLP totaled $0.7 million for the years ended December 31, 2017 and 2016. We had no depletion expense for the year ended December 31, 2018.

Capitalized Interest. During the years ended December 31, 2018, 2017 and 2016, CEQP and CMLP capitalized interest of $5.0 million, $2.9 million and $0.7 million related to certain expansion projects.

Capital Leases. We had capital lease assets of $9.7 million and $2.1 million included in property, plant and equipment, net at December 31, 2018 and 2017, primarily related to certain vehicle leases.

Intangible Assets

Intangible assets consisted of the following at December 31, 2018 and 2017 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Customer accounts	$438.9	$438.9	$438.9	$438.9
Gas gathering, compression and processing contracts	325.2	325.2	325.2	325.2
Trademarks(1)	6.2	24.7	6.2	9.2
	770.3	788.8	770.3	773.3
Less: accumulated amortization	216.5	191.6	216.5	177.6
Total intangible assets, net	$553.8	$597.2	$553.8	$595.7

(1)	As of December 31, 2018, we fully amortized and eliminated certain intangibles associated with our trademarks.

The following table summarizes total accumulated amortization of our intangible assets at December 31, 2018 and 2017 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Customer accounts	$112.1	$89.8	$112.1	$89.8
Gas gathering, compression and processing contracts	100.8	82.0	100.8	82.0
Trademarks	3.6	19.8	3.6	5.8
Total accumulated amortization	$216.5	$191.6	$216.5	$177.6

Crestwood Equity’s amortization expense related to its intangible assets for the years ended December 31, 2018, 2017 and 2016, was approximately $43.5 million, $53.7 million and $72.5 million. Crestwood Midstream’s amortization expense related to its intangible assets for the years ended December 31, 2018, 2017 and 2016 was approximately $42.1 million, $50.6 million and $69.3 million.

Estimated amortization of CEQP’s and CMLP’s intangible assets for the next five years is as follows (in millions):

Year Ending December 31,
2019	$41.7
2020	41.7
2021	41.7
2022	41.7
2023	37.7

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2018 and 2017 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Accrued expenses(1)	$64.8	$56.6	$63.7	$55.5
Accrued property taxes	2.6	4.8	2.6	4.8
Income tax payable	0.3	0.3	0.3	0.3
Interest payable	19.8	20.3	19.8	20.3
Accrued additions to property, plant and equipment	10.5	22.3	10.5	22.2
Capital leases	2.4	1.0	2.4	1.0
Deferred revenue	12.0	0.6	12.0	0.6
Total accrued expenses and other liabilities	$112.4	$105.9	$111.3	$104.7

(1)	Includes $16.2 million of related party accrued expenses at December 31, 2018 related to deposits received from Jackalope, our 50% equity method investment.

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
The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Net asset retirement obligation at January 1	$27.5	$27.8
Liabilities incurred	0.7	—
Liabilities settled	(2.2)	(1.2)
Accretion expense	1.6	1.4
Change in estimate	—	(0.5)
Net asset retirement obligation at December 31	$27.6	$27.5

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2018 and 2017.

Note 6 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,		December 31,		Year Ended December 31,
	2018		2018	2017	2018	2017	2016
Stagecoach Gas Services LLC	50.00%		$830.4	$849.8	$29.3	$25.3	$15.9
Jackalope Gas Gathering Services, L.L.C.(1)	50.00%	(1)	210.2	184.9	18.1	10.5	20.8
Crestwood Permian Basin Holdings LLC(2)	50.00%		104.3	102.0	4.4	8.4	(0.5)
Tres Palacios Holdings LLC	50.01%		35.0	37.8	—	2.2	(0.3)
Powder River Basin Industrial Complex, LLC(3)	50.01%		8.3	8.5	1.5	1.4	(4.4)
Total			$1,188.2	$1,183.0	$53.3	$47.8	$31.5

(1)	Excludes non-controlling interest related to our investment in Jackalope. See Note 12 for a further discussion of our non-controlling interest related to our investment in Jackalope.

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

Description of Investments

Stagecoach Gas Services LLC

On June 3, 2016, Crestwood Northeast and CEGP formed Stagecoach Gas Services LLC (Stagecoach Gas) to own and further develop our NE S&T assets. During 2016, we contributed to Stagecoach Gas the entities owning the natural gas storage and transportation business located in the Northeast (NE S&T assets). Additionally, CEGP contributed $975 million to Stagecoach Gas in exchange for a 50% equity interest in Stagecoach Gas, and Stagecoach Gas distributed to us the cash proceeds received (net of approximately $3 million of cash and restricted cash transferred to the joint venture) from CEGP. We deconsolidated the NE S&T assets as a result of this transaction discussed above and began accounting for our 50% equity interest in Stagecoach Gas under the equity method of accounting. We recognized a loss of approximately $32.4 million on the deconsolidation of the NE S&T assets. Our Stagecoach Gas investment is included in our storage and transportation segment.

Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to CEGP after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheets reflect an other long-term liability of $57 million at December 31, 2018 and 2017, and our consolidated income statement for the year ended December 31, 2017 reflects a $57 million loss on contingent consideration related to this obligation.

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope which we account for under the equity method of accounting. Williams Partners LP operates and owns the remaining 50% interest in Jackalope. Crestwood Niobrara manages the commercial operations of the Jackalope system. Our Jackalope investment is included in our gathering and processing segment.

On January 1, 2018, Jackalope adopted the provisions of Topic 606, and we recorded a $9.5 million decrease to our equity method investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by Jackalope related to the new standard. In addition, our earnings from unconsolidated affiliates decreased by approximately $9.7 million during the year ended December 31, 2018 to reflect our proportionate share of Jackalope’s deferred revenues related to the new standard.

Crestwood Permian Basin Holdings LLC

In October 2016, Crestwood Infrastructure, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian, to fund and own the Nautilus gathering system (described below) and other potential investments in the Delaware Permian. As part of this transaction, we transferred to the Crestwood Permian joint venture 100% of the equity interest of Crestwood Permian Basin LLC (Crestwood Permian Basin), which owns the Nautilus gathering system. We manage and account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity. Our Crestwood Permian investment is included in our gathering and processing segment.

Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system (the Nautilus gathering system) in SWEPI’s operated position in the Delaware Permian. SWEPI has dedicated to Crestwood Permian Basin the gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. Crestwood Permian Basin provides gathering, dehydration, compression and liquids handling services to SWEPI on a fixed-fee basis. In conjunction with the Crestwood Permian Basin’s agreement with SWEPI, Crestwood Permian granted Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, an option to purchase up to 50% equity interest in Crestwood Permian Basin. In October 2017, Shell Midstream exercised its option and purchased a 50% equity interest in Crestwood Permian Basin from Crestwood Permian for approximately $37.9 million in cash. Crestwood Permian distributed to us approximately $18.9 million of the cash proceeds received.

CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI described above, under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is estimated to cost approximately $180 million, of which approximately $145.6 million has been spent through December 31, 2018) if Crestwood Permian fails to do so. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at December 31, 2018 and 2017.

On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico, our wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. This contribution was treated as a transaction between entities under common control (because of our relationship with First Reserve), and the accounting standards related to such transactions required Crestwood Permian to record the assets and liabilities of Crestwood New Mexico at our historical book value. Accordingly we deconsolidated Crestwood New Mexico and our investment in Crestwood Permian was increased by the historical book value of these assets of approximately $69.4 million. In conjunction with this contribution, First Reserve contributed to Crestwood Permian the first $151 million of capital costs required to fund the expansion of the Delaware Basin assets, which included a new processing plant located in Orla, Texas and associated pipelines that went into service in July 2018.

Tres Palacios Holdings LLC

Crestwood Midstream owns a 50.01% ownership interest in Tres Palacios Holdings LLC (Tres Holdings) and is the operator of Tres Palacios Gas Storage LLC (Tres Palacios) and its assets. Brookfield Infrastructure Group owns the remaining 49.99% ownership interest in Tres Holdings. We account for our investment in Tres Holdings under the equity method of accounting. Our Tres Holdings investment is included in our storage and transportation segment.
Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC, our consolidated subsidiary, owns a 50% ownership interest in PRBIC which we account for under the equity method of accounting. Twin Eagle Powder River Basin, LLC owns the remaining 50% ownership interest in PRBIC. Our PRBIC investment is included in our storage and transportation segment

Summarized Financial Information of Unconsolidated Affiliates

Below is summarized financial information for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

Financial Position Data

	December 31,
	2018					2017
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity
Stagecoach(1)	$50.1	$1,725.1	$4.2	$0.9	$1,770.1	$55.1	$1,765.4	$7.0	$1.4	$1,812.1
Crestwood Permian(2)	17.7	372.6	16.8	94.7	278.8	37.6	203.3	33.4	1.8	205.7
Other(3)	59.3	658.0	17.4	129.6	570.3	43.7	597.8	20.0	91.8	529.7
Total	$127.1	$2,755.7	$38.4	$225.2	$2,619.2	$136.4	$2,566.5	$60.4	$95.0	$2,547.5

(1)
As of December 31, 2018, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization.

(2)	As of December 31, 2018, the difference of approximately $8.9 million between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization.

(3)
Includes our Jackalope, Tres Holdings and PRBIC equity investments. As of December 31, 2018, our equity in the underlying net assets of Jackalope, Tres Holdings and PRBIC exceeded our investment balance by approximately $0.4 million, $25.3 million and $5.9 million, respectively.

Operating Results Data

	Year Ended December 31,
	2018			2017			2016
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach	$171.4	$79.3	$92.1	$168.6	$77.7	$91.1	$99.3	$44.1	$55.3
Crestwood Permian	82.2	81.3	5.7	87.3	74.1	14.1	11.5	10.9	0.6
Other(1)	116.9	81.5	35.6	94.5	69.5	24.8	116.1	103.0	12.9
Total	$370.5	$242.1	$133.4	$350.4	$221.3	$130.0	$226.9	$158.0	$68.8

(1)
Includes our Jackalope, Tres Holdings and PRBIC equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, which we amortize over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake). We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $1.3 million for each of the years ended December 31, 2018, 2017 and 2016, which we amortize over the life of Tres Palacios’ sublease agreement. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.5 million, $0.6 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, which we amortize over the life of PRBIC’s property, plant and equipment.

Distributions and Contributions

	Distributions			Contributions
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Stagecoach Gas	$48.7	$47.3	$16.0	$—	$0.8	$—
Jackalope(1)	32.4	26.3	27.4	49.1	3.5	1.4
Crestwood Permian(2)	14.7	23.4	—	12.6	117.5	—
Tres Holdings(3)	5.3	9.0	8.5	2.5	5.6	11.0
PRBIC(1)	1.9	1.6	2.0	0.2	—	—
Total	$103.0	$107.6	$53.9	$64.4	$127.4	$12.4

(1) Jackalope and PRBIC are required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. In February 2019, we received a cash distribution of $11.6 million from Jackalope.
(2) On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.
(3) Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage.

Stagecoach Gas. Stagecoach Gas is required, within 30 days following the end of each quarter, to distribute 60% and 40% of its available cash (as defined in its limited liability company agreement) to CEGP and us, respectively. Pursuant to the Stagecoach limited liability company agreement, our share of Stagecoach’s equity earnings increased from 35% to 40% effective July 1, 2018. Prior to July 1, 2018, Stagecoach Gas distributed 35% of its available cash to us. Because our ownership and distribution percentages differ, we determine the equity earnings from Stagecoach Gas using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Stagecoach Gas were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In January 2019, we received a cash distribution from Stagecoach Gas of approximately $13.0 million.

Crestwood Permian. Crestwood Permian is required, within 30 days following the end of each quarter to distribute 100% of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentages. Pursuant to Crestwood Permian's limited liability company agreement, we received 100% of Crestwood New Mexico's available cash (as defined in the limited liability company agreement) through June 30, 2018, and subsequent to June 30, 2018, our distributions are based on the members respective ownership percentages. Because our ownership and distribution percentages will differ during this period, equity earnings from Crestwood Permian is determined using the HLBV method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that we would receive if Crestwood Permian were to liquidate all of its assets, as valued in accordance with GAAP, and distribute that cash to the members. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In January 2019, we received a cash distribution from Crestwood Permian of approximately $2.3 million.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in costs of products/services sold and operating revenues during the years ended December 31, 2018, 2017 and 2016 (in millions):

	December 31,
	2018	2017	2016
Gain (loss) reflected in costs of product/services sold	$29.6	$(31.2)	$(7.8)
Product revenues	343.3	234.1	162.9

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	December 31, 2018		December 31, 2017
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	27.8	30.1	15.3	17.5
Natural gas (MMcf)	1,800	1,800	780	660

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

The following table represents the fair value of our commodity derivative instruments with credit-risk-related contingent features and their associated collateral (in millions):

	December 31,
	2018	2017
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$2.2	$28.9
NYMEX-related net derivative asset (liability) position	(9.4)	27.2
NYMEX-related cash collateral posted	21.7	5.6
Cash collateral received	14.2	3.7

(1) At December 31, 2018 and 2017. we posted less than less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2018 and 2017, the carrying amounts of cash, accounts receivable and accounts payable approximate the fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of December 31, 2018 and 2017, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$693.6	$668.1	$692.1	$728.8
2025 Senior Notes	$493.4	$466.2	$492.3	$517.9

Financial Assets and Liabilities

As of December 31, 2018 and 2017, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2018 and 2017 (in millions):

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$12.4	$160.7	$—	$173.1	$(140.3)	$1.9	$34.7
Suburban Propane Partners, L.P. units(2)	2.8	—	—	2.8	—	—	2.8
Total assets at fair value	$15.2	$160.7	$—	$175.9	$(140.3)	$1.9	$37.5

Liabilities
Liabilities from price risk management	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8
Total liabilities at fair value	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$1.1	$102.2	$—	$103.3	$(74.6)	$(21.5)	$7.2
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$4.6	$102.2	$—	$106.8	$(74.6)	$(21.5)	$10.7

Liabilities
Liabilities from price risk management	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9
Total liabilities at fair value	$1.4	$118.2	$—	$119.6	$(74.6)	$3.9	$48.9

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 9 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2018 and 2017, (in millions):

	December 31,
	2018	2017
Credit Facility	$578.2	$318.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
Other	1.5	2.4
Less: deferred financing costs, net	26.4	28.4
Total debt	1,753.3	1,492.2
Less: current portion	0.9	0.9
Total long-term debt, less current portion	$1,752.4	$1,491.3

Credit Facility

In October 2018, Crestwood Midstream entered into a Second Amended and Restated Agreement (the CMLP Credit Agreement). The CMLP Credit Agreement provides for a five-year $1.25 billion revolving credit facility (the CMLP Credit Facility), which expires in October 2023 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Agreement. The CMLP Credit Facility also includes a sub-limit of up to $25.0 million for same-day swing line advances and a sub-limit up to $350.0 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Niobrara, Crestwood Infrastructure, PRBIC, Crestwood Northeast and Tres Holdings and their respective subsidiaries. The Company also guarantees Crestwood Midstream’s payment obligations under its $1.25 billion credit agreement.

Prior to amending and restating its credit agreement in October 2018, Crestwood Midstream had a five-year $1.5 billion senior secured revolving credit facility, which would have expired September 2020 (2020 Credit Facility). We recognized a loss on modification of debt of approximately $0.9 million for the year ended December 31, 2018 in conjunction with amending and restating the CMLP Credit Agreement.

Borrowings under the CMLP Credit Facility (other than the swing line loans) bear interest at either:

•
the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank’s prime rate; or (iii) the Eurodollar Rate adjusted for certain reserve requirements plus 1%; plus a margin varying from 0.50% to 1.50% at December 31, 2018 depending on Crestwood Midstream’s most recent consolidated total leverage ratio; or

•
the Eurodollar Rate, adjusted for certain reserve requirements plus a margin varying from 1.50% to 2.50% at December 31, 2018 depending on Crestwood Midstream’s most recent consolidated total leverage ratio.

Swing line loans bear interest at the Alternate Base Rate as described above. The unused portion of the CMLP Credit Facility is subject to a commitment fee ranging from 0.25% to 0.45% according to its most recent consolidated total leverage ratio. Interest on the Alternate Base Rate loans is payable quarterly, or if the adjusted Eurodollar Rate applies, interest is payable at certain intervals selected by Crestwood Midstream.

At December 31, 2018, Crestwood Midstream had $524.0 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2018 and 2017, Crestwood Midstream’s outstanding standby letters of credit were $68.0 million and $52.2 million. Interest rates under the CMLP Credit Facility were between 4.63% and 6.75% at December 31, 2018 and the weighted-average interest on outstanding borrowings was 4.79%. Interest rates under the 2020 Credit Facility were between 3.94% and 6.00% at December 31, 2017 and the weighted-average interest rate on outstanding borrowings was 4.11%.

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At December 31, 2018, the net debt to consolidated EBITDA was approximately 4.25 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.40 to 1.0, and the senior secured leverage ratio was 1.38 to 1.0.

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

2025 Senior Notes. In March 2017, Crestwood Midstream issued $500 million of 5.75% unsecured senior notes due 2025 (the 2025 Senior Notes) in a private offering. The 2025 Senior Notes will mature on April 1, 2025, and interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2017. The net proceeds from this offering of approximately $492 million were used to repay amounts previously outstanding under CMLP’s senior notes due in 2020 and 2022 as discussed below.

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

At December 31, 2018, Crestwood Midstream was in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

Crestwood Midstream’s Credit Facility and its respective senior notes are secured by its assets and liabilities of the guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $2,028.2 million as of December 31, 2018.

Repayments. During the year ended December 31, 2017, Crestwood Midstream paid approximately $349.9 million and $457.8 million to purchase, redeem and/or cancel all of the principal amounts previously outstanding under CMLP’s senior notes due in 2020 and 2022, respectively. Crestwood Midstream funded the repayments with a combination of net proceeds from the issuance of the 2025 Senior Notes described above and borrowings under the 2020 Credit Facility. In conjunction with these note repayments, Crestwood Midstream (i) recognized a loss on extinguishment of debt of approximately $37.7 million during the year ended December 31, 2017 (including the write off of approximately $6.8 million of deferred financing costs associated with the senior notes due in 2022); and (ii) paid $5.1 million and $1.0 million of accrued interest on CMLP’s senior notes due in 2020 and 2022, respectively, on the date they were tendered.

In June 2016, Crestwood Midstream paid approximately $312.9 million to purchase and cancel approximately $161.2 million and $163.6 million of the principal amounts previously outstanding under CMLP’s senior notes due in 2020 and 2022, respectively, utilizing a portion of the proceeds received from Stagecoach Gas, as further discussed in Note 6. During the year ended December 31, 2016, Crestwood Midstream recognized a gain on extinguishment of debt of approximately $10.0 million in conjunction with the early tender of these notes. Crestwood Midstream also paid $4.5 million and $2.6 million of accrued interest on CMLP’s senior notes due in 2020 and 2022, respectively, on the date they were tendered.

Other Obligations

Our non-interest bearing obligations due under noncompetition agreements consist of agreements between Crestwood Midstream and sellers of certain companies acquired in 2014 with payments due through 2022 and imputed interest ranging from 5.02% to 6.75%. Non-interest bearing obligations consisted of $1.7 million and $2.7 million in total payments due under these agreements, less unamortized discount based on imputed interest of $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt and other notes payable as of December 31, 2018 for the next five years and in total thereafter are as follows (in millions):

2019	$0.9
2020	0.2
2021	0.2
2022	0.2
2023	1,278.2
Thereafter	500.0
Total debt	$1,779.7

Residual Value Guarantee

In 2012, Crestwood Equity entered into a support agreement with Suburban Propane Partners, L.P. (SPH) pursuant to which Crestwood Equity is obligated to provide contingent, residual support of approximately $497 million of aggregate principal amount of the 7.5% senior unsecured notes due 2018 of SPH and Suburban Energy Finance Corp. (collectively, the SPH Issuers) or any permitted refinancing thereof. The support agreement was terminated on the maturity date of supported debt.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Preferred units (1)	7,125,744	7,007,917	6,433,127
Crestwood Niobrara’s preferred units(1)	6,526,495	7,146,663	7,548,624
Subordinated units(2)	438,789	438,789	438,789
Stock-based compensation performance units(2)	365,997	316,980	—

(1)	See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.

(2)	For a description of our subordinated and stock-based compensation performance units, see Note 12 and Note 13, respectively.

Note 11 - Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2018, 2017, and 2016 consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017 (1)	2016
Current:
Federal	$(0.5)	$(1.1)	$(3.2)	$0.1	$—	$—
State	(0.3)	(0.2)	(0.2)	(0.2)	—	0.2
Total current	(0.8)	(1.3)	(3.4)	(0.1)	—	0.2
Deferred:
Federal	0.5	2.1	3.0	—	—	—
State	0.2	—	0.1	0.1	—	(0.2)
Total deferred	0.7	2.1	3.1	0.1	—	(0.2)
(Provision) benefit for income taxes	$(0.1)	$0.8	$(0.3)	$—	$—	$—

(1)	For the year ended December 31, 2017, our benefit for income taxes was not material to CMLP’s consolidated statement of operations.

The effective rate differs from the statutory rate for the years ended December 31, 2018, 2017 and 2016, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to CEQP’s wholly owned subsidiaries, IPCH Acquisition Corp. and Crestwood Gas Services GP LLC, and our Texas Margin tax which reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred income taxes at December 31, 2018 and 2017 are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Deferred tax asset:
Basis difference in stock of company	$0.2	$0.2	$—	$—
Total deferred tax asset	0.2	0.2	—	—
Deferred tax liability:
Basis difference in stock of company	(2.8)	(3.5)	(0.6)	(0.7)
Total deferred tax liability	(2.8)	(3.5)	(0.6)	(0.7)
Net deferred tax liability	$(2.6)	$(3.3)	$(0.6)	$(0.7)

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2018, 2017 and 2016 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Common Units

Equity Distribution Agreement. On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We are required to pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM equity distribution program. There were no units issued under our ATM equity distribution program during the year ended December 31, 2018. During the year ended December 31, 2017, we issued 633,271 common units under the ATM equity distribution program for net proceeds of approximately $15.2 million. We paid a manager fee of approximately $0.3 million during the year ended December 31, 2017 related to the sale of the common units.

Distributions

Crestwood Equity

Limited Partners. Crestwood Equity makes quarterly distributions to its partners within approximately 45 days after the end of each quarter in an aggregate amount equal to its available cash for such quarter. Available cash generally means, with respect to each quarter, all cash on hand at the end of the quarter less the amount of cash that the general partner determines in its reasonable discretion is necessary or appropriate to:

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

A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2018, 2017 and 2016 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
May 8, 2018	May 15, 2018	$0.60	42.7
August 7, 2018	August 14, 2018	$0.60	42.7
November 7, 2018	November 14, 2018	$0.60	42.7
			$170.8
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	$0.60	41.8
August 7, 2017	August 14, 2017	$0.60	41.8
November 7, 2017	November 14, 2017	$0.60	42.2
			$167.6
2016
February 5, 2016	February 12, 2016	$1.375	$95.6
May 6, 2016	May 13, 2016	$0.60	41.4
August 5, 2016	August 12, 2016	$0.60	41.4
November 7, 2016	November 14, 2016	$0.60	41.4
			$219.8

On February 14, 2019, we paid a distribution of $0.60 per limited partner unit to unitholders of record on February 7, 2019 with respect to the fourth quarter of 2018.

Preferred UnitHolders. The holders of our preferred units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Through the quarters ending September 30, 2017 (the Initial Distribution Period), distributions on the preferred units could be made in additional preferred units, cash, or a combination thereof, at our election. We paid distributions on our preferred units through the issuance of additional preferred units through and for the quarter ended June 30, 2017. The number of units distributed was calculated as the fixed quarterly distribution of $0.2111 per unit divided by the cash purchase price of $9.13 per unit. We accrued the fair value of such distribution at the end of the quarterly period and adjusted the fair value of the distribution on the date the additional preferred units were distributed. Distributions on the preferred units following the Initial Distribution Period will be paid in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units; and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our preferred unitholders. If we fail to pay the full amount payable to our preferred unitholders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the preferred units will increase to $0.2567 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the preferred units have been paid in full in cash. In addition, if we fail to pay in full any Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

During the year ended December 31, 2018, we made cash distributions to our preferred unitholders of approximately $60.1 million. In November 2017, we made a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended September 30, 2017. During the years ended December 31, 2017 and 2016, we issued 4,724,030 and 5,815,170 preferred units to our preferred unitholders in lieu of paying quarterly cash distributions of $43.1 million and $53.0 million. On February 14, 2019, we made a cash distribution of approximately $15.0 million to our preferred unitholders for the quarter ended December 31, 2018.

In March 2018, Crestwood Equity registered 71,257,445 preferred units under a shelf registration statement filed with the SEC under which holders of the preferred units may sell their preferred units. The registration statement became effective in May 2018.

Crestwood Midstream

In accordance with the partnership agreement, Crestwood Midstream’s general partner may, from time to time, cause Crestwood Midstream to make cash distributions at the sole discretion of the general partner. During the years ended December 31, 2018, 2017 and 2016, Crestwood Midstream made distributions of $238.4 million, $174.0 million and $227.6 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

Non-Controlling Partner

Crestwood Niobrara issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope, which is reflected as non-controlling interest in our consolidated financial statements. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE for an aggregate purchase price of approximately $202.7 million and issued $175 million in new preferred interests (Series A-2 Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings). In conjunction with the issuance of the Series A-2 Preferred Units, we entered into a Second Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Crestwood Niobrara. Pursuant to the Crestwood Niobrara Amended Agreement, we serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem the Series A-2 Preferred Units for an amount in cash or CEQP common units equal to an amount necessary for Jackalope Holdings to achieve a certain rate of return. Also in conjunction with the Crestwood Niobrara Amended Agreement, we entered into a registration rights agreement with Jackalope Holdings. Pursuant to the registration rights agreement, we granted Jackalope Holdings certain rights with respect to CEQP’s common units issuable to Jackalope Holdings in certain circumstances as set forth in the Crestwood Niobrara Amended Agreement. During the years ended December 31, 2018, 2017, and 2016, net income attributable to non-controlling partners was approximately $16.2 million, $25.3 million and $24.2 million.

Crestwood Niobrara is required to make quarterly cash distributions on its preferred interest within 30 days after the end of each quarter. During the years ended December 31, 2018, 2017 and 2016, Crestwood Niobrara paid cash distributions of $9.9 million, $15.2 million and $15.2 million to its preferred interest owners. In January 2019, Crestwood Niobrara paid a cash distribution of $3.3 million to Jackalope Holdings for the quarter ended December 31, 2018.

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

The following table summarizes information regarding restricted and phantom unit activity during the years ended December 31, 2018, 2017 and 2016.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2016	466,214	$69.80
Granted - restricted units	1,067,535	$14.58
Granted - phantom units	17,467	$15.54
Vested - restricted units	(193,295)	$76.82
Forfeited	(65,591)	$25.13
Unvested - December 31, 2016	1,292,330	$24.67
Granted - restricted units	919,411	$25.69
Granted - phantom units	15,849	$25.02
Granted - performance units	405,620	$30.21
Vested - restricted units	(607,115)	$28.00
Vested - performance units	(31,106)	$30.27
Forfeited - restricted units	(140,137)	$23.73
Forfeited - performance units	(24,756)	$30.45
Unvested - December 31, 2017	1,830,096	$25.21
Granted - restricted units	1,144,017	$25.80
Granted - phantom units	7,750	$26.10
Granted - performance units	901	$25.60
Vested - restricted units	(617,807)	$23.73
Vested - phantom units	(105,809)	$49.45
Vested - performance units	(11,772)	$28.87
Forfeited - restricted units	(53,530)	$23.36
Forfeited - phantom units	(6)	$49.45
Forfeited - performance units	(5,870)	$30.45
Unvested - December 31, 2018	2,187,970	$24.78

As of December 31, 2018 and 2017, we had total unamortized compensation expense of approximately $28.0 million and $23.7 million related to restricted, phantom, and performance units, which will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $24.3 million, $22.4 million and $16.0 million under the Crestwood LTIP during the years ended December 31, 2018, 2017 and 2016, which is included in general and administrative expenses on our consolidated statements of operations.  As of February 11, 2019, we had 4,036,711 units available for issuance under the Crestwood LTIP.

Restricted Units. Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2018, 2017, and 2016 we withheld 221,576, 206,600 and 57,508 common units to satisfy employee tax withholding obligations.

Phantom Units. The Crestwood LTIP permits grants of phantom units that entitle the holder thereof to receive upon vesting one CEQP common unit granted pursuant to the Crestwood LTIP and a phantom unit award agreement (the Crestwood Equity Phantom Unit Agreement). The Crestwood Equity Phantom Unit Agreement provides for vesting to occur at the end of three years following the grant date or, if earlier, upon the named executive officer’s termination without cause or due to death or disability or the named executive officer’s resignation for employee cause (each, as defined in the Crestwood Equity Phantom Unit Agreement). In addition, the Crestwood Equity Phantom Unit Agreement provides for distribution equivalent rights with respect to each phantom unit which are paid in additional phantom units and settled in common units upon vesting of the underlying phantom units.

Performance Units. The Crestwood LTIP permits grants of performance units that are designed to provide an incentive for continuous employment to certain key employees. Performance units vest over a three year performance period and the number of units issued are based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals are based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return. The vesting of performance units is subject to the attainment of certain performance and market goals over a three year period and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting.

Employee Unit Purchase Plan

In August 2018, the board of directors of our general partner approved an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. Under the plan, we anticipate purchasing our common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, we may match up to 10% of participating employees’ payroll deductions to purchase additional Crestwood common units for participating employees. The board of directors of our general partner authorized 1,500,000 common units (subject to adjustment as provided in the employee unit purchase plan) to be available for purchase. There were no common units purchased under the employee unit purchase plan in 2018.

Note 14 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions up to 90% of their salary, up to statutory limits, which was $18,500 in 2018, and $18,000 in 2017 and 2016. We match 100% of participants basic contribution up to 6% of eligible compensation. Employees may participate in the plans immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. Aggregate matching contributions made by us were $4.6 million, $4.0 million and $3.8 million during the years ended December 31, 2018, 2017 and 2016.

Note 15 – Commitments and Contingencies

Legal Proceedings

California Trucking Lawsuit. On March 13, 2017, a former Crestwood truck driver filed a lawsuit in the Superior Court (the Court) for Kern County, California on behalf of all Crestwood Transportation LLC’s California drivers alleging that Crestwood Equity and its officers, directors and employees violated the California wage and hour laws by failing to comply with certain requirements of the laws. The settlement of this lawsuit was finalized in November 2018, and it did not have a material impact to our consolidated financial statements.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2018 and 2017, both CEQP and CMLP had $0.1 million and approximately $2.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

In August 2015, we received a notice of violation from the Three Affiliated Tribes’ Environmental Division related to our 2014 produced water releases on the Fort Berthold Indian Reservation. The notice of violation imposes fines and requests reimbursements exceeding $1.1 million; however, the notice of violation was stayed on September 15, 2015. Our discussions regarding the notice of violation continue with the Three Affiliated Tribes.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of December 31, 2018.

At December 31, 2018 and 2017, our accrual of approximately $1.8 million and $1.9 million is based on our undiscounted estimate of amounts we will spend on remediation and compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.8 million to $3.3 million at December 31, 2018.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at December 31, 2018 and 2017 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2018	2017	2018	2017
Self-insurance reserves (1)	$11.3	$13.6	$9.6	$11.6

(1)	CEQP and CMLP classified approximately $7.5 million and $6.2 million of their respective balances as other long-term liabilities on their consolidated balance sheets at December 31, 2018.

Commitments and Purchase Obligations

Operating Leases. We maintain operating leases in the ordinary course of our business activities. These leases include those for office buildings, crude oil railroad cars and other operating facilities and equipment. The terms of the agreements vary from 2019 until 2032. Our rent expense for operating leases for the years ended December 31, 2018, 2017 and 2016, totaled $13.9 million, $34.2 million and $25.5 million.

Capital Leases. We also maintain capital leases in the ordinary course of our business activities. These leases primarily related to certain of our vehicle leases.

The following table presents the future minimum lease payments under our noncancelable operating leases and the net minimum lease payments under our existing capital leases for the next five years ending December 31 and in total thereafter (in millions):

		Capital Leases
Year Ending December 31,	Operating Leases	Minimum Lease Payments	Less Interest	Net Present Value	Total
2019	$22.3	$3.0	$0.6	$2.4	$24.7
2020	18.1	3.3	0.4	2.9	21.0
2021	14.4	3.2	0.2	3.0	17.4
2022	9.7	1.9	0.1	1.8	11.5
2023	6.0	—	—	—	6.0
Thereafter	10.7	—	—	—	10.7
Total minimum lease payments	$81.2	$11.4	$1.3	$10.1	$91.3

Purchase Commitments. We periodically enter into agreements with suppliers to purchase fixed quantities of NGLs, distillates, crude oil and natural gas at fixed prices. At December 31, 2018, the total of these firm purchase commitments was $894.0 million, of which approximately $784.3 million will occur over the course of the next twelve months. We also enter into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

We have entered into certain purchase commitments primarily related to our gathering and processing segment. At December 31, 2018, our total purchase commitments were approximately $77.2 million, which primarily relate to future growth projects and maintenance obligations in our gathering and processing segment. The purchases associated with these commitments are expected to occur over the next twelve months.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 6.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2018, we have no amounts accrued for these guarantees.

Note 16 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the year ended December 31, 2018 and 2017, we paid approximately $7.2 million and $2.5 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. Below is a discussion of certain of our related party agreements.

Shared Services. CMLP shares common management, general and administrative and overhead costs with CEQP. CEQP grants long-term incentive awards under the Crestwood LTIP as discussed in Note 13 and, as such, CEQP allocates a portion of its unit-based compensation costs to CMLP.

Stagecoach Gas Management Agreement. In May 2016, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations), our wholly-owned subsidiary and Stagecoach Gas entered into a management agreement under which Crestwood Midstream Operations provides the management and operating services required by Stagecoach Gas’ facilities. The initial term of the agreement will expire in May 2021, and is automatically extended for three-year periods unless otherwise terminated pursuant to the terms of the agreement. Reimbursements received from Stagecoach Gas under this agreement are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

Tres Palacios Operating Agreement. A consolidated subsidiary of Crestwood Midstream entered into an operating agreement with Tres Palacios, pursuant to which we assumed the responsibility of operating and maintaining the facilities as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Tres Palacios reimburses us for all cost incurred on its behalf. These reimbursements are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

Crestwood Permian Operating Agreement. In October 2016, Crestwood Midstream Operations entered into an operating agreement with Crestwood Permian, pursuant to which we provide operating services for Crestwood Permian’s facilities, as well as certain administrative and other general services identified in the agreement. Under this operating agreement, Crestwood Permian reimburses us for all costs incurred on its behalf. These reimbursements are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

Jackalope Gas Gathering Services, L.L.C. A consolidated subsidiary of Crestwood Midstream entered into a marketing services agreement with Jackalope under which we provide marketing services for Jackalope as well as certain administrative and other general services identified in the agreement. Under this marketing services agreement, Jackalope reimburses us for all costs incurred on its behalf. These reimbursements are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

The following table shows revenues, costs of product/services sold, general and administrative expenses and reimbursement of expenses from our affiliates for the years December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Revenues at CEQP and CMLP	$1.0	$1.8	$2.6
Costs of product/services sold at CEQP and CMLP(1)	$134.7	$15.3	$17.7
Operations and maintenance expenses at CEQP and CMLP(2)	$28.7	$22.3	$8.1
General and administrative expenses charged by CEQP to CMLP, net(3)	$20.7	$19.4	$13.0
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(2.7)	$(1.7)	$(2.2)

(1)
Includes $56.1 million during the year ended December 31, 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian and $78.6 million related to an agency marketing agreement with Ascent Resources - Utica, LLC (Ascent). Amounts presented for the years ended December 31, 2017 and 2016 represent natural gas purchases from Sabine Oil and Gas (Sabine). Ascent and Sabine are affiliates of Crestwood Holdings for the respective periods presented.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements. During the year ended December 31, 2018, we charged $7.9 million to Stagecoach Gas, $3.8 million to Tres Palacios, $15.9 million to Crestwood Permian and $1.1 million to Jackalope. During the year ended December 31, 2017, we charged $8.4 million to Stagecoach Gas, $3.5 million to Tres Palacios, $10.0 million to Crestwood Permian and $0.4 million to Jackalope. During the year ended December 31, 2016, we charged $5.0 million to Stagecoach Gas, $2.7 million to Tres Palacios, and $0.4 million to Jackalope.

(3) Includes $24.3 million, $22.4 million and $16.0 million of net unit-based compensation charges allocated from CEQP to CMLP for the years ended December 31, 2018, 2017 and 2016. In addition, includes $3.6 million, $3.0 million and $3.0 million of CMLP’s general and administrative costs allocated to CEQP during the years ended December 31, 2018, 2017 and 2016.

(4)	Includes $4.2 million, $3.1 million and $3.2 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the years ended December 31, 2018, 2017 and 2016.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Accounts receivable at CEQP and CMLP	$4.1	$7.1
Accounts payable at CEQP	$16.1	$7.4
Accounts payable at CMLP	$13.6	$5.0

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$67.0	$(166.6)	$(192.1)
Add:
Interest and debt expense, net	99.2	99.4	125.1
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)
Provision (benefit) for income taxes	0.1	(0.8)	0.3
Depreciation, amortization and accretion	168.7	191.7	229.6
EBITDA	$335.9	$161.4	$152.9

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$58.6	$(175.5)	$(197.5)
Add:
Interest and debt expense, net	99.2	99.4	125.1
(Gain) loss on modification/extinguishment of debt	0.9	37.7	(10.0)
Depreciation, amortization and accretion	181.4	202.7	240.5
EBITDA	$340.1	$164.3	$158.1

The following tables summarize CEQP’s and CMLP’s reportable segment data for the years ended December 31, 2018, 2017 and 2016 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies described in Note 2. Included in earnings from unconsolidated affiliates below was approximately $42.3 million, $32.5 million and $29.6 million of depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the years ended December 31, 2018, 2017 and 2016, respectively.

Crestwood Equity

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$946.7	$17.1	$2,690.3	$—	$3,654.1
Intersegment revenues	192.4	10.5	(202.9)	—	—
Costs of product/services sold	767.0	0.2	2,362.2	—	3,129.4
Operations and maintenance expense	71.7	3.3	50.8	—	125.8
General and administrative expense	—	—	—	88.1	88.1
Gain (loss) on long-lived assets, net	(3.0)	—	(27.3)	1.7	(28.6)
Earnings from unconsolidated affiliates, net	22.5	30.8	—	—	53.3
Other income, net	—	—	—	0.4	0.4
EBITDA	$319.9	$54.9	$47.1	$(86.0)	$335.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,633.4	$1,004.4	$612.5	$44.2	$4,294.5
Purchases of property, plant and equipment	$294.7	$0.6	$5.6	$4.6	$305.5

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	96.5	96.5
Loss on long-lived assets, net	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	0.5	1.3
EBITDA	$278.8	$11.3	$(29.7)	$(99.0)	$161.4
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,474.1	$1,040.6	$757.1	$13.1	$4,284.9
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	21.4	59.7	—	158.1
General and administrative expense	—	—	—	88.2	88.2
Loss on long-lived assets	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
Other income, net	—	—	—	0.5	0.5
EBITDA	$243.1	$77.1	$(79.6)	$(87.7)	$152.9
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

Crestwood Midstream

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$946.7	$17.1	$2,690.3	$—	$3,654.1
Intersegment revenues	192.4	10.5	(202.9)	—	—
Costs of product/services sold	767.0	0.2	2,362.2	—	3,129.4
Operations and maintenance expense	71.7	3.3	50.8	—	125.8
General and administrative expense	—	—	—	83.5	83.5
Gain (loss) on long-lived assets, net	(3.0)	—	(27.3)	1.7	(28.6)
Earnings from unconsolidated affiliates, net	22.5	30.8	—	—	53.3
EBITDA	$319.9	$54.9	$47.1	$(81.8)	$340.1
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,807.1	$1,004.4	$612.5	$38.0	$4,462.0
Purchases of property, plant and equipment	$294.7	$0.6	$5.6	$4.6	$305.5

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	93.1	93.1
Loss on long-lived assets, net	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	—	0.8
EBITDA	$278.8	$11.3	$(29.7)	$(96.1)	$164.3
Goodwill	$45.9	$—	$101.7	$—	$147.6
Total assets	$2,662.0	$1,040.6	$757.1	$6.6	$4,466.3
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

	Year Ended December 31, 2016
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,118.8	$165.3	$1,236.4	$—	$2,520.5
Intersegment revenues	108.6	4.2	(112.8)	—	—
Costs of product/services sold	917.0	5.1	1,003.0	—	1,925.1
Operations and maintenance expense	77.0	18.3	59.7	—	155.0
General and administrative expense	—	—	—	85.6	85.6
Loss on long-lived assets, net	(2.0)	(32.2)	(31.4)	—	(65.6)
Goodwill impairment	(8.6)	(44.9)	(109.1)	—	(162.6)
Earnings from unconsolidated affiliates, net	20.3	11.2	—	—	31.5
EBITDA	$243.1	$80.2	$(79.6)	$(85.6)	$158.1
Purchases of property, plant and equipment	$76.6	$3.3	$19.1	$1.7	$100.7

In conjunction with the adoption of the provisions of Topic 606, we began reporting our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the year ended December 31, 2018 as we believe it best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the table below for disaggregation of our revenues (in millions).

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$134.9	$—	$—	$—	$134.9
Crude oil	38.8	—	—	—	38.8
Water	58.0	—	—	—	58.0
Processing
Natural gas	10.7	—	—	—	10.7
NGLs	—	—	6.1	—	6.1
Compression
Natural gas	29.1	—	—	—	29.1
Storage
Crude oil	1.8	4.2	—	(1.5)	4.5
NGLs	—	—	8.6	—	8.6
Pipeline
Crude oil	—	7.1	—	(2.3)	4.8
Transportation
Crude oil	2.9	—	5.9	—	8.8
NGLs	—	—	26.9	—	26.9
Water	—	—	0.3	—	0.3
Rail Loading
Crude oil	—	14.3	0.2	(5.2)	9.3
NGLs	—	—	3.1	—	3.1
Product Sales
Natural gas	55.8	—	70.9	(16.6)	110.1
Crude oil	722.9	—	978.0	(151.3)	1,549.6
NGLs	84.2	—	1,247.0	(24.5)	1,306.7
Other	—	2.0	—	(1.5)	0.5
Total Topic 606 revenues	1,139.1	27.6	2,347.0	(202.9)	3,310.8
Non-Topic 606 revenues(1)	—	—	343.3	—	343.3
Total revenues	$1,139.1	$27.6	$2,690.3	$(202.9)	$3,654.1

(1)	Represents revenues related to our commodity-based derivatives. See Note 7 for additional information related to our price risk management activities.

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2018, 2017 or 2016 at CEQP or CMLP.

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of and for the years ended December 31, 2018, 2017 and 2016. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.2	$—	$—	$—	$0.2
Restricted cash	16.3	—	—	—	16.3
Accounts receivable	—	246.3	19.9	(16.3)	249.9
Inventory	—	64.6	—	—	64.6
Other current assets	—	46.0	—	—	46.0
Total current assets	16.5	356.9	19.9	(16.3)	377.0

Property, plant and equipment, net	—	2,202.3	—	—	2,202.3
Goodwill and intangible assets, net	—	692.4	—	—	692.4
Investments in consolidated affiliates	3,800.4	—	—	(3,800.4)	—
Investments in unconsolidated affiliates	—	—	1,188.2	—	1,188.2
Other non-current assets	—	2.1	—	—	2.1
Total assets	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$16.3	$210.5	$—	$(16.3)	$210.5
Other current liabilities	20.0	81.8	16.2	—	118.0
Total current liabilities	36.3	292.3	16.2	(16.3)	328.5

Long-term liabilities:
Long-term debt, less current portion	1,752.4	—	—	—	1,752.4
Other long-term liabilities	—	114.0	57.0	—	171.0
Deferred income taxes	—	0.6	—	—	0.6

Partners’ capital	2,028.2	2,846.8	953.6	(3,800.4)	2,028.2
Interest of non-controlling partner in subsidiary	—	—	181.3	—	181.3
Total partners’ capital	2,028.2	2,846.8	1,134.9	(3,800.4)	2,209.5
Total liabilities and partners’ capital	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.0	$—	$—	$—	$1.0
Accounts receivable	—	439.7	2.9	—	442.6
Inventory	—	68.4	—	—	68.4
Other current assets	—	18.1	—	—	18.1
Total current assets	1.0	526.2	2.9	—	530.1

Property, plant and equipment, net	—	2,007.5	—	—	2,007.5
Goodwill and intangible assets, net	—	743.3	—	—	743.3
Investments in consolidated affiliates	3,705.4	—	—	(3,705.4)	—
Investments in unconsolidated affiliates	—	—	1,183.0	—	1,183.0
Other non-current assets	—	2.4	—	—	2.4
Total assets	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$—	$346.8	$—	$—	$346.8
Other current liabilities	20.5	134.0	—	—	154.5
Total current liabilities	20.5	480.8	—	—	501.3

Long-term liabilities:
Long-term debt, less current portion	1,490.5	0.8	—	—	1,491.3
Other long-term liabilities	—	45.6	57.0	—	102.6
Deferred income taxes	—	0.7	—	—	0.7

Partners’ capital	2,195.4	2,751.5	953.9	(3,705.4)	2,195.4
Interest of non-controlling partner in subsidiary	—	—	175.0	—	175.0
Total partners’ capital	2,195.4	2,751.5	1,128.9	(3,705.4)	2,370.4
Total liabilities and partners’ capital	$3,706.4	$3,279.4	$1,185.9	$(3,705.4)	$4,466.3

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,654.1	$—	$—	$3,654.1
Costs of product/services sold	—	3,129.4	—	—	3,129.4
Operating expenses and other:
Operations and maintenance	—	125.8	—	—	125.8
General and administrative	55.1	28.4	—	—	83.5
Depreciation, amortization and accretion	—	181.4	—	—	181.4
Loss on long-lived assets, net	—	28.6	—	—	28.6
	55.1	364.2	—	—	419.3
Operating income (loss)	(55.1)	160.5	—	—	105.4
Earnings from unconsolidated affiliates, net	—	—	53.3	—	53.3
Interest and debt expense, net	(99.2)	—	—	—	(99.2)
Loss on modification/extinguishment of debt	(0.9)	—	—	—	(0.9)
Equity in net income (loss) of subsidiaries	197.6	—	—	(197.6)	—
Net income (loss)	42.4	160.5	53.3	(197.6)	58.6
Net income attributable to non-controlling partner	—	—	16.2	—	16.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$42.4	$160.5	$37.1	$(197.6)	$42.4

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,880.9	$—	$—	$3,880.9
Costs of product/services sold	—	3,374.7	—	—	3,374.7
Operating expenses and other:
Operations and maintenance	—	136.0	—	—	136.0
General and administrative	67.6	25.5	—	—	93.1
Depreciation, amortization and accretion	—	202.7	—	—	202.7
Loss on long-lived assets, net	—	65.6	—	—	65.6
Goodwill impairment	—	38.8	—	—	38.8
Loss on contingent consideration	—	—	57.0	—	57.0
	67.6	468.6	57.0	—	593.2
Operating income (loss)	(67.6)	37.6	(57.0)	—	(87.0)
Earnings from unconsolidated affiliates, net	—	—	47.8	—	47.8
Interest and debt expense, net	(99.4)	—	—	—	(99.4)
Loss on modification/extinguishment of debt	(37.7)	—	—	—	(37.7)
Other income, net	—	0.8	—	—	0.8
Equity in net income (loss) of subsidiaries	3.9	—	—	(3.9)	—
Net income (loss)	(200.8)	38.4	(9.2)	(3.9)	(175.5)
Net income attributable to non-controlling partner	—	—	25.3	—	25.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$(200.8)	$38.4	$(34.5)	$(3.9)	$(200.8)

Crestwood Midstream Partners
Condensed Consolidating Statements of Operations
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,520.5	$—	$—	$2,520.5
Costs of product/services sold	—	1,925.1	—	—	1,925.1
Operating expenses and other:
Operations and maintenance	—	155.0	—	—	155.0
General and administrative	66.4	19.2	—	—	85.6
Depreciation, amortization and accretion	—	240.5	—	—	240.5
Loss on long-lived assets, net	—	65.6	—	—	65.6
Goodwill impairment	—	162.6	—	—	162.6
	66.4	642.9	—	—	709.3
Operating loss	(66.4)	(47.5)	—	—	(113.9)
Earnings from unconsolidated affiliates, net	—	—	31.5	—	31.5
Interest and debt expense, net	(125.1)	—	—	—	(125.1)
Gain on modification/extinguishment of debt	10.0	—	—	—	10.0
Equity in net income (loss) of subsidiaries	(40.2)	—	—	40.2	—
Net income (loss)	(221.7)	(47.5)	31.5	40.2	(197.5)
Net income attributable to non-controlling partner	—	—	24.2	—	24.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$(221.7)	$(47.5)	$7.3	$40.2	$(221.7)

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(131.7)	$339.2	$53.0	$—	$260.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(305.5)	—	—	(305.5)
Investment in unconsolidated affiliates	—	—	(64.4)	—	(64.4)
Capital distributions from unconsolidated affiliates	—	—	49.2	—	49.2
Net proceeds from sale of assets	—	79.5	—	—	79.5
Capital distributions from consolidated affiliates	27.9	—	—	(27.9)	—
Net cash provided by (used in) investing activities	27.9	(226.0)	(15.2)	(27.9)	(241.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,274.8	—	—	—	2,274.8
Payments on long-term debt	(2,014.8)	(0.9)	—	—	(2,015.7)
Payments on capital leases	—	(1.6)	—	—	(1.6)
Payments for debt-related deferred costs	(5.7)	—	—	—	(5.7)
Distributions to partners	(238.4)	—	(9.9)	—	(248.3)
Distributions to parent	—	—	(27.9)	27.9	—
Taxes paid for unit-based compensation vesting	—	(7.4)	—	—	(7.4)
Change in intercompany balances	103.4	(103.4)	—	—	—
Other	—	0.1	—	—	0.1
Net cash provided by (used in) financing activities	119.3	(113.2)	(37.8)	27.9	(3.8)

Net change in cash and restricted cash	15.5	—	—	—	15.5
Cash and restricted cash at beginning of period	1.0	—	—	—	1.0
Cash and restricted cash at end of period	$16.5	$—	$—	$—	$16.5

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(162.3)	$379.2	$45.3	$—	$262.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(188.4)	—	—	(188.4)
Investment in unconsolidated affiliates	—	—	(58.0)	—	(58.0)
Capital distributions from unconsolidated affiliates	—	—	59.9	—	59.9
Net proceeds from sale of assets	—	225.2	—	—	225.2
Capital distributions from consolidated affiliates	4.3	—	—	(4.3)	—
Net cash provided by (used in) investing activities	4.3	36.8	1.9	(4.3)	38.7

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,838.6	—	—	—	2,838.6
Payments on long-term debt	(2,912.6)	(1.3)	—	—	(2,913.9)
Payments on capital leases	—	(2.7)	—	—	(2.7)
Payments for deferred financing costs	(1.0)	—	—	—	(1.0)
Redemption of non-controlling interest	—	—	(202.7)	—	(202.7)
Net proceeds from issuance of non-controlling interest	—	—	175.0	—	175.0
Distributions to partners	(174.0)	—	(15.2)	—	(189.2)
Distributions to parent	—	—	(4.3)	4.3	—
Taxes paid for unit-based compensation vesting	—	(5.5)	—	—	(5.5)
Change in intercompany balances	406.7	(406.7)	—	—	—
Other	—	0.2	—	—	0.2
Net cash provided by (used in) financing activities	157.7	(416.0)	(47.2)	4.3	(301.2)

Net change in cash and restricted cash	(0.3)	—	—	—	(0.3)
Cash and restricted cash at beginning of period	1.3	—	—	—	1.3
Cash and restricted cash at end of period	$1.0	$—	$—	$—	$1.0

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(188.0)	$502.8	$39.0	$—	$353.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.2)	—	—	(7.2)
Purchases of property, plant and equipment	—	(100.7)	—	—	(100.7)
Investment in unconsolidated affiliates	—	—	(12.4)	—	(12.4)
Capital distributions from unconsolidated affiliates	—	—	14.8	—	14.8
Net proceeds from sale of assets	—	972.7	—	—	972.7
Capital contributions to consolidated affiliates	26.2	—	—	(26.2)	—
Net cash provided by (used in) investing activities	26.2	864.8	2.4	(26.2)	867.2

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,565.3	—	—	—	1,565.3
Payments on long-term debt	(2,535.3)	(0.8)	—	—	(2,536.1)
Payments on capital leases	—	(1.9)	—	—	(1.9)
Payments for deferred financing costs	(3.5)	—	—	—	(3.5)
Distributions to partners	(227.6)	—	(15.2)	—	(242.8)
Distributions to parent	—	—	(26.2)	26.2	—
Taxes paid for unit-based compensation vesting	—	(0.8)	—	—	(0.8)
Change in intercompany balances	1,364.1	(1,364.1)	—	—	—
Net cash provided by (used in) financing activities	163.0	(1,367.6)	(41.4)	26.2	(1,219.8)

Net change in cash and restricted cash	1.2	—	—	—	1.2
Cash and restricted cash at beginning of period	0.1	—	—	—	0.1
Cash and restricted cash at end of period	$1.3	$—	$—	$—	$1.3

Supplemental Selected Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

Crestwood Equity	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$1,115.0	$840.5	$930.2	$768.4
Operating income (loss)(1)	46.0	(9.1)	4.8	71.8
Loss on modification/extinguishment of debt	—	—	—	(0.9)
Earnings from unconsolidated affiliates, net	12.4	12.0	15.1	13.8
Net income (loss)	34.1	(21.5)	(5.2)	59.6
Net income (loss) attributable to partners	15.1	(40.6)	(24.3)	40.5
Net income (loss) per limited partner unit:
Basic and Diluted	$0.21	$(0.57)	$(0.34)	$0.57
2017
Revenues	$828.1	$850.3	$955.6	$1,246.9
Operating income (loss)(2)	36.1	15.1	(15.3)	(115.3)
Loss on modification/extinguishment of debt	(37.3)	(0.4)	—	—
Earnings from unconsolidated affiliates, net	8.1	9.6	11.5	18.6
Net income (loss)	(19.4)	0.3	(27.9)	(119.6)
Net loss attributable to partners	(43.3)	(19.5)	(50.5)	(141.1)
Net loss per limited partner unit:
Basic and Diluted	$(0.62)	$(0.28)	$(0.72)	$(2.01)

Crestwood Midstream	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$1,115.0	$840.5	$930.2	$768.4
Operating income (loss)(1)	44.4	(11.1)	2.2	69.9
Loss on modification/extinguishment of debt	—	—	—	(0.9)
Earnings from unconsolidated affiliates, net	12.4	12.0	15.1	13.8
Net income (loss)	32.4	(23.5)	(7.8)	57.5
Net income (loss) attributable to partner	28.4	(27.5)	(11.9)	53.4
2017
Revenues	$828.1	$850.3	$955.6	$1,246.9
Operating income (loss)(2)	34.2	13.0	(17.0)	(117.2)
Loss on modification/extinguishment of debt	(37.3)	(0.4)	—	—
Earnings from unconsolidated affiliates, net	8.1	9.6	11.5	18.6
Net loss	(21.4)	(1.9)	(29.8)	(122.4)
Net loss attributable to partner	(27.5)	(8.2)	(36.2)	(128.9)

(1)	Amount for the three months ended June 30, 2018 and September 30, 2018 includes a loss on long-lived assets of $24.5 million and $2.4 million related to the sale of our West Coast facilities.

(2)
Amount includes goodwill, property, plant and equipment and intangible asset impairments of $121.0 million during the three months ended December 31, 2017. See Note 2 for a further discussion of our impairments recorded during 2017. Amount for the three months ended December 31, 2017 includes a gain on long-lived assets of approximately $33.6 million on the sale of our 100% interest in US Salt. See Note 3 for further discussion of the sale. During the three months ended December 31, 2017, we recorded a $57 million loss on contingent consideration related to our Stagecoach Gas equity investment. See Note 6 for a further discussion of the loss on contingent consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 22, 2019	By	/s/ ROBERT G. PHILLIPS
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

Date	Signature and Title
February 22, 2019	/s/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 22, 2019	/s/ ROBERT T. HALPIN Robert T. Halpin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 22, 2019	/s/ STEVEN M. DOUGHERTY Steven M. Dougherty, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 22, 2019	/s/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 22, 2019	/s/ GARY D. REAVES Gary D. Reaves, Director

February 22, 2019	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

February 22, 2019	/s/ JANEEN S. JUDAH Janeen S. Judah, Director

February 22, 2019	/s/ DAVID LUMPKINS David Lumpkins, Director

February 22, 2019	/s/ JOHN J. SHERMAN John J. Sherman, Director

February 22, 2019	/s/ JOHN W. SOMERHALDER II John W. Somerhalder II, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$0.2	$0.3
Total current assets	0.2	0.3

Property, plant and equipment, net	1.1	1.2
Intangible assets, net	—	1.4
Investments in subsidiaries	1,854.7	2,005.1
Other assets	2.8	3.5
Total assets	$1,858.8	$2,011.5

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2.6	$2.7
Accrued expenses	1.1	1.2
Total current liabilities	3.7	3.9

Other long-term liabilities	2.6	2.1

Total partners’ capital	1,852.5	2,005.5
Total liabilities and partners’ capital	$1,858.8	$2,011.5

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Operations
(in millions)

	Year Ended December 31,
	2018	2017	2016
Revenues	$—	$—	$—
Expenses	6.1	6.7	6.0
Operating loss	(6.1)	(6.7)	(6.0)
Equity in net income (loss) of subsidiaries	72.7	(160.4)	(186.6)
Other income, net	0.4	0.5	0.5
Net income (loss)	67.0	(166.6)	(192.1)
Net income attributable to non-controlling partners	16.2	25.3	24.2
Net income (loss) attributable to Crestwood Equity Partners LP	$50.8	$(191.9)	$(216.3)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$67.0	$(166.6)	$(192.1)
Change in fair value of Suburban Propane Partners, LP units	(0.7)	(0.8)	0.8
Comprehensive income (loss)	66.3	(167.4)	(191.3)
Comprehensive income attributable to non-controlling interest	16.2	25.3	24.2
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$50.1	$(192.7)	$(215.5)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities	$(3.8)	$(3.6)	$(3.5)

Cash flows from investing activities	238.4	174.0	227.6

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(0.2)
Distributions paid to partners	(230.9)	(182.6)	(219.8)
Proceeds from issuance of common units	—	15.2	—
Change in intercompany balances	(3.8)	(3.0)	(4.2)
Net cash used in financing activities	(234.7)	(170.4)	(224.2)

Net change in cash	(0.1)	—	(0.1)
Cash at beginning of period	0.3	0.3	0.4
Cash at end of period	$0.2	$0.3	$0.3

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

Note 2. Distributions

During the years ended December 31, 2018, 2017 and 2016, we received cash distributions from Crestwood Midstream Partners LP of approximately $238.4 million, $174.0 million and $227.6 million.

Schedule II

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2018	$2.4	$0.2	$—	$(2.3)	$0.3
2017	1.9	1.5	—	(1.0)	2.4
2016	0.4	1.9	—	(0.4)	1.9