Form 10-Q
period 2019-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2019-05-02
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes ☐ No ☒
Crestwood Midstream Partners LP	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 29, 2019).

Crestwood Equity Partners LP	71,838,746
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$0.5	$0.9
Restricted cash	1.3	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both March 31, 2019 and December 31, 2018	255.6	251.5
Inventory	42.0	64.6
Assets from price risk management activities	16.6	34.7
Prepaid expenses and other current assets	10.1	11.3
Total current assets	326.1	379.3
Property, plant and equipment	2,661.7	2,598.1
Less: accumulated depreciation	596.6	568.4
Property, plant and equipment, net	2,065.1	2,029.7
Intangible assets	770.3	770.3
Less: accumulated amortization	226.9	216.5
Intangible assets, net	543.4	553.8
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	61.6	—
Investments in unconsolidated affiliates	1,206.4	1,188.2
Other non-current assets	5.2	4.9
Total assets	$4,346.4	$4,294.5
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$224.6	$213.0
Accrued expenses and other liabilities	123.3	112.4
Liabilities from price risk management activities	5.0	5.8
Current portion of long-term debt	0.6	0.9
Total current liabilities	353.5	332.1
Long-term debt, less current portion	1,768.4	1,752.4
Long-term operating lease liabilities	48.2	—
Other long-term liabilities	177.0	173.6
Deferred income taxes	2.8	2.6
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	182.0	181.3
Crestwood Equity Partners LP partners’ capital (72,335,893 and 71,659,385 common and subordinated units issued and outstanding at March 31, 2019 and December 31, 2018)	1,202.5	1,240.5
Preferred units (71,257,445 units issued and outstanding at both March 31, 2019 and December 31, 2018)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,814.5	1,852.5
Total partners’ capital	1,996.5	2,033.8
Total liabilities and partners’ capital	$4,346.4	$4,294.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenues:
Gathering and processing	$109.6	$272.2
Marketing, supply and logistics	636.8	753.4
Related party (Note 11)	1.2	—
	747.6	1,025.6
Services revenues:
Gathering and processing	72.7	68.1
Storage and transportation	7.8	4.2
Marketing, supply and logistics	7.1	16.8
Related party (Note 11)	—	0.3
	87.6	89.4
Total revenues	835.2	1,115.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs	653.5	938.9
Product costs - related party (Note 11)	34.4	13.1
Service costs	7.7	13.8
Total costs of products/services sold	695.6	965.8

Operating expenses and other:
Operations and maintenance	28.6	34.5
General and administrative	37.2	23.9
Depreciation, amortization and accretion	39.8	45.1
(Gain) loss on long-lived assets, net	2.0	(0.3)
	107.6	103.2
Operating income	32.0	46.0

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Earnings from unconsolidated affiliates, net	6.9	12.4
Interest and debt expense, net	(24.9)	(24.4)
Other income, net	0.1	0.1
Net income	14.1	34.1
Net income attributable to non-controlling partner	4.0	4.0
Net income attributable to Crestwood Equity Partners LP	10.1	30.1
Net income attributable to preferred units	15.0	15.0
Net income (loss) attributable to partners	$(4.9)	$15.1

Subordinated unitholders’ interest in net income	$—	$0.1
Common unitholders’ interest in net income (loss)	$(4.9)	$15.0
Net income (loss) per limited partner unit:
Basic	$(0.07)	$0.21
Diluted	$(0.07)	$0.21
Weighted-average limited partners’ units outstanding (in thousands):
Basic	71,833	71,165
Dilutive	—	789
Diluted	71,833	71,954

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$14.1	$34.1
Change in fair value of Suburban Propane Partners, L.P. units	0.4	(0.3)
Comprehensive income	14.5	33.8
Comprehensive income attributable to non-controlling partner	4.0	4.0
Comprehensive income attributable to Crestwood Equity Partners LP	$10.5	$29.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	0.9	—	17.3	—	17.3
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.0)	—	(7.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	(0.7)	—	(0.7)
Net income (loss)	—	15.0	—	—	(4.9)	4.0	14.1
Balance at March 31, 2019	71.3	$612.0	71.9	0.4	$1,202.5	$182.0	$1,996.5

Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5
Cumulative effect of accounting change	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(15.0)	—	—	(42.7)	—	(57.7)
Unit-based compensation charges	—	—	1.2	—	7.2	—	7.2
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(6.3)	—	(6.3)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.3)	—	(0.3)
Other	—	(0.1)	—	—	(0.1)	—	(0.2)
Net income	—	15.0	—	—	15.1	4.0	34.1
Balance at March 31, 2018	71.3	$611.9	71.3	0.4	$1,373.9	$179.0	$2,164.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$14.1	$34.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	39.8	45.1
Amortization of debt-related deferred costs	1.4	1.8
Unit-based compensation charges	17.3	7.2
(Gain) loss on long-lived assets, net	2.0	(0.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	3.3	(0.6)
Deferred income taxes	0.2	(0.2)
Other	—	0.1
Changes in operating assets and liabilities	52.8	61.5
Net cash provided by operating activities	130.9	148.7
Investing activities
Purchases of property, plant and equipment	(68.5)	(65.3)
Investment in unconsolidated affiliates	(38.2)	(0.1)
Capital distributions from unconsolidated affiliates	16.7	11.5
Other	(1.0)	1.2
Net cash used in investing activities	(91.0)	(52.7)
Financing activities
Proceeds from the issuance of long-term debt	298.9	399.8
Payments on long-term debt	(284.4)	(425.4)
Payments on finance/capital leases	(1.1)	(0.3)
Payments for deferred financing costs	(0.2)	—
Distributions to partners	(43.1)	(42.7)
Distributions to non-controlling partner	(3.3)	—
Distribution to preferred unit holders	(15.0)	(15.0)
Taxes paid for unit-based compensation vesting	(7.0)	(6.3)
Other	(0.1)	(0.1)
Net cash used in financing activities	(55.3)	(90.0)
Net change in cash and restricted cash	(15.4)	6.0
Cash and restricted cash at beginning of period	17.2	1.3
Cash and restricted cash at end of period	$1.8	$7.3
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$5.7	$12.7

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$0.2	$0.2
Restricted cash	1.3	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both March 31, 2019 and December 31, 2018	254.9	249.9
Inventory	42.0	64.6
Assets from price risk management activities	16.6	34.7
Prepaid expenses and other current assets	10.1	11.3
Total current assets	325.1	377.0
Property, plant and equipment	2,991.7	2,928.2
Less: accumulated depreciation	757.7	725.9
Property, plant and equipment, net	2,234.0	2,202.3
Intangible assets	770.3	770.3
Less: accumulated amortization	226.9	216.5
Intangible assets, net	543.4	553.8
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	61.6	—
Investments in unconsolidated affiliates	1,206.4	1,188.2
Other non-current assets	2.0	2.1
Total assets	$4,511.1	$4,462.0
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$222.0	$210.5
Accrued expenses and other liabilities	122.3	111.3
Liabilities from price risk management activities	5.0	5.8
Current portion of long-term debt	0.6	0.9
Total current liabilities	349.9	328.5
Long-term debt, less current portion	1,768.4	1,752.4
Long-term operating lease liabilities	48.2	—
Other long-term liabilities	174.0	171.0
Deferred income taxes	0.6	0.6
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	182.0	181.3
Partners’ capital	1,988.0	2,028.2
Total partners’ capital	2,170.0	2,209.5
Total liabilities and partners’ capital	$4,511.1	$4,462.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenues:
Gathering and processing	$109.6	$272.2
Marketing, supply and logistics	636.8	753.4
Related party (Note 11)	1.2	—
	747.6	1,025.6
Service revenues:
Gathering and processing	72.7	68.1
Storage and transportation	7.8	4.2
Marketing, supply and logistics	7.1	16.8
Related party (Note 11)	—	0.3
	87.6	89.4
Total revenues	835.2	1,115.0

Costs of product/services sold (exclusive of items shown separately below):
Product costs	653.5	938.9
Product costs - related party (Note 11)	34.4	13.1
Service costs	7.7	13.8
Total costs of product/services sold	695.6	965.8

Operating expenses and other:
Operations and maintenance	28.6	34.5
General and administrative	36.0	22.8
Depreciation, amortization and accretion	43.4	47.8
(Gain) loss on long-lived assets, net	2.0	(0.3)
	110.0	104.8
Operating income	29.6	44.4
Earnings from unconsolidated affiliates, net	6.9	12.4
Interest and debt expense, net	(24.9)	(24.4)
Net income	11.6	32.4
Net income attributable to non-controlling partner	4.0	4.0
Net income attributable to Crestwood Midstream Partners LP	$7.6	$28.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(57.8)	(3.3)	(61.1)
Unit-based compensation charges	17.3	—	17.3
Taxes paid for unit-based compensation vesting	(7.0)	—	(7.0)
Other	(0.3)	—	(0.3)
Net income	7.6	4.0	11.6
Balance at March 31, 2019	$1,988.0	$182.0	$2,170.0

Balance at December 31, 2017	$2,195.4	$175.0	$2,370.4
Cumulative effect of accounting change	7.5	—	7.5
Distributions to partners	(60.5)	—	(60.5)
Unit-based compensation charges	7.2	—	7.2
Taxes paid for unit-based compensation vesting	(6.3)	—	(6.3)
Other	0.2	—	0.2
Net income	28.4	4.0	32.4
Balance at March 31, 2018	$2,171.9	$179.0	$2,350.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$11.6	$32.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	43.4	47.8
Amortization of debt-related deferred costs	1.4	1.8
Unit-based compensation charges	17.3	7.2
(Gain) loss on long-lived assets	2.0	(0.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	3.3	(0.6)
Deferred income taxes	—	(0.1)
Other	—	0.1
Changes in operating assets and liabilities	51.9	63.1
Net cash provided by operating activities	130.9	151.4
Investing activities
Purchases of property, plant and equipment	(68.5)	(65.3)
Investment in unconsolidated affiliates	(38.2)	(0.1)
Capital distributions from unconsolidated affiliates	16.7	11.5
Other	(1.0)	1.2
Net cash used in investing activities	(91.0)	(52.7)
Financing activities
Proceeds from the issuance of long-term debt	298.9	399.8
Payments on long-term debt	(284.4)	(425.4)
Payments on finance/capital leases	(1.1)	(0.3)
Payments for deferred financing costs	(0.2)	—
Distributions to partners	(57.8)	(60.5)
Distributions paid to non-controlling partners	(3.3)	—
Taxes paid for unit-based compensation vesting	(7.0)	(6.3)
Net cash used in financing activities	(54.9)	(92.7)
Net change in cash and restricted cash	(15.0)	6.0
Cash and restricted cash at beginning of period	16.5	1.0
Cash and restricted cash at end of period	$1.5	$7.0
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$5.7	$12.7

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2019. The financial information as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited. The consolidated balance sheets as of December 31, 2018, were derived from the audited balance sheets filed in our 2018 Annual Report on Form 10-K.

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

Significant Accounting Policies

Effective January 1, 2019, we adopted the following accounting standard. There were no other material changes in our significant accounting policies from those described in our 2018 Annual Report on Form10-K.

Leases

We maintain leases in the ordinary course of our business activities. Our leases include those for the office buildings, crude oil railroad cars, certain vehicles and other operating facilities and equipment leases. We also sublease certain of our crude oil railroad cars and trucks to a third party. We do not have any material leases where we are considered to be the lessor. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Prior to January 1, 2019, we classified our leases as either capital or operating leases under Accounting Standards Codification (ASC) Topic 840, Leases (Topic 840). We recognized assets (included in property, plant and equipment) and liabilities (included in accrued expenses and other liabilities and other long-term liabilities) related to our capital leases on our consolidated balance sheets. We also recognized depreciation expense and interest expense related to our capital leases on our consolidated statements of operations. The majority of our lease arrangements were classified as operating leases, under which we did not recognize assets or liabilities on our consolidated balance sheets, but rather recognized lease payments on our consolidated statements of operations as either costs of product/services sold or operations and maintenance expense on a straight-line basis over the lease term.

On January 1, 2019, we adopted the provisions of ASC Topic 842, Leases (Topic 842), which revises the accounting for leases by requiring certain leases to be recognized as assets and liabilities on the balance sheet, and requiring companies to disclose additional information about their leasing arrangements. We adopted the standard using the modified retrospective method. Based on the practical expedients allowed for in the standard, we did not reassess the current GAAP classification of leases, easements and rights of way that existed as of January 1, 2019, and we did not utilize the hindsight method in determining the assets and liabilities to be recorded for our existing leases on January 1, 2019. The adoption of this standard required us to make significant judgments on whether our revenue and expenditure-related contracts were considered to be leases (or contain leases) under Topic 842, and if contracts were considered to be leases whether they should be considered operating leases or finance leases under the new standard. We do not have any material revenue contracts that are considered leases under Topic 842.

Upon the adoption of this standard, on January 1, 2019, we recorded a $67.5 million increase to our operating lease right-of-use assets, a $18.6 million increase to our accrued expenses and other liabilities and a $48.9 million increase to our long-term operating lease liabilities, related to reflecting our operating leases on our consolidated balance sheet as a result of adopting the new standard. We also recorded a $1.6 million increase to our property, plant and equipment, $0.3 million increase to our accrued expenses and other liabilities and a $1.3 million increase to our other long-term liabilities, related to our finance leases (which were all formerly capital leases under Topic 840) as a result of applying the provisions of the new standard to the leases. The adoption of the standard did not result in a material cumulative effect of accounting change to our consolidated financial statements. The following table summarizes the balance sheet information related to our operating and finance leases at March 31, 2019 (in millions):

Operating Leases
Operating lease right-of-use assets, net	$61.6

Accrued expenses and other liabilities	$18.1
Long-term operating lease liabilities	48.2
Total operating lease liabilities	$66.3
Finance Leases
Property, plant and equipment	$14.1
Less: accumulated depreciation	2.7
Property, plant and equipment, net	$11.4

Accrued expenses and other liabilities	$2.9
Other long-term liabilities	7.1
Total finance lease liabilities	$10.0

The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the term of the lease, variable payments, and discount rates. Our operating leases have remaining terms that vary from one year to 14 years and certain of those leases have renewal options to extend the leases from one year to five years, or terminate the leases at our sole discretion. In addition, our finance leases have remaining terms that vary from two years to four years and certain of those leases have options to purchase the lease property by the end of the lease term. We made significant assumptions on the likelihood on whether we would renew our leases or purchase the property at the end of the lease terms in determining the discounted cash flows to measure our right-of-use assets and lease liabilities. The estimation of variable lease payments in determining discounted cash flows, including those with usage-based costs, also required us to make significant assumptions on the timing and nature of the variability of those payments based on the lease terms. We utilized discount rates ranging from 4.9% to 8.3% to estimate the discounted cash flows used in estimating our right-of-use assets and lease liabilities as of March 31, 2019, which were primarily based on our credit-adjusted collateralized incremental borrowing rate.

We recognize operating lease expense and amortize our right-of-use assets for our finance leases on a straight-line basis over the term of the respective leases. We have applied the practical expedient of not separating the lease and non-lease components for our leases where the predominant consideration paid related to the underlying operating and finance lease contracts relate to the lease component. The following table presents the costs and sublease income associated with our operating and finance leases for the three months ended ended March 31, 2019 (in millions):

Operating leases:
Operating lease expense (1)(2)	$7.5
Sublease income(3)	0.2
Total operating lease expense, net	$7.3
Finance leases:
Amortization of right-of-use assets(4)	$0.9
Interest on lease liabilities(5)	0.2
Total finance lease expense	$1.1

(1)	Approximately $4.8 million is included in costs of product/services sold and $2.7 million is included in operations and maintenance expense on our consolidated statements of operations.

(2)	Includes short-term and variable lease costs of approximately $0.7 million.

(3)	Included in Marketing, Supply and Logistics service revenues on our consolidated statements of operations.

(4)	Included in depreciation, amortization and accretion on our consolidated statements of operations.

(5)	Included in interest and debt expense, net on our consolidated statements of operations.

The following table presents supplemental cash flow information for our operating and finance leases for the three months ended March 31, 2019 (in millions):

Cash paid for lease liabilities:
Operating cash flows from operating leases	$6.3
Operating cash flows from finance leases	$0.2
Financing cash flows from finance leases	$1.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.3
Finance leases	$1.0

The following table shows the weighted-average remaining lease term and the weighted-average discount rate associated with our operating and finance leases for the three months ended March 31, 2019:

Weighted-average remaining lease term (in years):
Operating leases	4.4
Finance leases	3.3
Weighted-average discount rate:
Operating leases	5.9%
Finance leases	7.3%

The following table presents the future minimum lease liabilities under Topic 842 and Topic 840 for our leases for the next five years and in total thereafter (in millions):

	Topic 842			Topic 840
	March 31, 2019			December 31, 2018
Year Ending December 31,	Operating Leases	Finance Leases	Total	Operating Leases	Capital Leases	Total
2019(1)	$15.7	$2.6	$18.3	$22.3	$3.0	$25.3
2020	18.4	3.5	21.9	18.1	3.3	21.4
2021	14.8	3.4	18.2	14.4	3.2	17.6
2022	10.1	1.7	11.8	9.7	1.9	11.6
2023	6.3	—	6.3	6.0	—	6.0
Thereafter	10.9	—	10.9	10.7	—	10.7
Total lease payments	76.2	11.2	87.4	81.2	11.4	92.6
Less: Interest	9.9	1.2	11.1	—	1.3	1.3
Present value of lease liabilities	$66.3	$10.0	$76.3	$81.2	$10.1	$91.3

(1)	Represents the remainder of 2019 at March 31, 2019.

New Accounting Pronouncement Issued But Not Yet Adopted

As of March 31, 2019, the following accounting standard had not yet been adopted by us:

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides new guidance on how companies should evaluate their accounts and notes receivable and other financial instruments for impairment. The standard requires companies to evaluate their financial instruments for impairment by recording an allowance for doubtful accounts and/or bad debt expense based on certain categories of instruments rather than a specific identification approach. We expect to adopt the provisions of this standard effective January 1, 2020 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Accrued expenses(1)	$39.7	$64.8	$38.7	$63.7
Accrued property taxes	3.9	2.6	3.9	2.6
Income tax payable	0.4	0.3	0.4	0.3
Interest payable	38.2	19.8	38.2	19.8
Accrued additions to property, plant and equipment	8.1	10.5	8.1	10.5
Operating leases	18.1	—	18.1	—
Finance leases	2.9	2.4	2.9	2.4
Deferred revenue	12.0	12.0	12.0	12.0
Total accrued expenses and other liabilities	$123.3	$112.4	$122.3	$111.3

(1)
Includes $1.2 million and $16.2 million of related party accrued expenses at March 31, 2019 and December 31, 2018 related to deposits received from Jackalope Gas Gathering Services, L.L.C. (Jackalope), our 50% equity method investment.

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	March 31,	December 31,	Three Months Ended March 31,
	2019	2018	2019	2018
Stagecoach Gas Services LLC(1)	$824.4	$830.4	$7.0	$5.7
Jackalope Gas Gathering Services, L.L.C.(2)	226.2	210.2	3.2	3.0
Crestwood Permian Basin Holdings LLC(3)	106.1	104.3	(3.4)	2.7
Tres Palacios Holdings LLC(4)	41.5	35.0	0.2	0.4
Powder River Basin Industrial Complex, LLC(5)	8.2	8.3	(0.1)	0.6
Total	$1,206.4	$1,188.2	$6.9	$12.4

(1)
As of March 31, 2019, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Pursuant to the Stagecoach limited liability company agreement, our share of Stagecoach’s equity earnings increased from 35% to 40% effective July 1, 2018. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of March 31, 2019, our equity in the underlying net assets of Jackalope exceeded our investment balance by approximately $0.4 million. Our Jackalope investment is included in our gathering and processing segment.

(3)
As of March 31, 2019, the difference of $8.8 million between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization. Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of Crestwood New Mexico Pipeline LLC’s (Crestwood New Mexico) earnings through June 30, 2018. Effective July 1, 2018, our equity earnings from Crestwood New Mexico is based on our ownership percentage of Crestwood Permian, which is currently 50%. Our Crestwood Permian investment is included in our gathering and processing segment.

(4)
As of March 31, 2019, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $25.0 million. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of March 31, 2019, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $5.8 million. Our PRBIC investment is included in our storage and transportation segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended March 31,
	2019			2018
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$40.3	$20.2	$20.2	$41.3	$20.1	$21.2
Jackalope(1)	19.6	13.4	6.3	15.7	9.7	6.1
Crestwood Permian	13.9	20.0	(6.9)	21.7	19.8	3.0
Other(2)	8.3	8.8	(0.5)	10.0	9.1	0.9
Total	$82.1	$62.4	$19.1	$88.7	$58.7	$31.2

(1)
We amortize the excess basis in our Jackalope equity investment as an increase in our earnings from unconsolidated affiliates. During both the three months ended March 31, 2019 and 2018, we recorded amortization of the excess basis in Jackalope of less than $0.1 million.

(2)
Includes our Tres Holdings and PRBIC equity investments. We amortize the excess basis in these equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings and PRBIC equity investments of $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2019, and $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2018.

Distributions and Contributions

The following table summarizes our distributions and contributions from our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Stagecoach Gas	$13.0	$11.3	$—	$—
Jackalope	11.6	7.4	24.4	—
Crestwood Permian	2.3	4.3	7.5	0.1
Tres Holdings	—	—	6.3	—
PRBIC	—	0.3	—	—
Total	$26.9	$23.3	$38.2	$0.1

(1)	In April 2019, we received cash distributions from Stagecoach Gas, Crestwood Permian and Tres Holdings of approximately $12.4 million, $0.6 million and $1.2 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheets reflect an other long-term liability of $57 million at March 31, 2019 and December 31, 2018.

Guarantee. CEQP issued a guarantee under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $155.7 million has been spent through March 31, 2019) if Crestwood Permian fails to do so. The Nautilus gathering system is owned by Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at March 31, 2019 and December 31, 2018.

Jackalope Acquisition. On April 9, 2019, Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, acquired Williams Partners LP’s (Williams) 50% equity interest in Jackalope for approximately $484.6 million, which was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to CN Jackalope Holdings LLC (Jackalope Holdings) as further discussed in Note 9. The acquisition of this equity interest results in Crestwood Niobrara owning 100% of the equity interests in Jackalope. Crestwood Midstream Operating, LLC (Crestwood Midstream Operating), our consolidated subsidiary, will provide field operations and construction management services for Jackalope.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended
	March 31,
	2019	2018
Product revenues	$104.1	$97.8
Gain (loss) reflected in costs of product/services sold	(2.9)	7.8

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	March 31, 2019		December 31, 2018
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	28.8	29.5	27.8	30.1
Natural gas (Bcf)	1.6	1.6	1.8	1.8

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

The following table represents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	March 31, 2019	December 31, 2018
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$2.6	$2.2
NYMEX-related net derivative asset (liability) position	$1.4	$(9.4)
NYMEX-related cash collateral posted	$9.1	$21.7
Cash collateral received	$5.4	$14.2

(1)	At March 31, 2019 and December 31, 2018, we posted less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2019 and December 31, 2018, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of March 31, 2019 and December 31, 2018, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$694.0	$720.8	$693.6	$668.1
2025 Senior Notes	$493.6	$514.8	$493.4	$466.2

Financial Assets and Liabilities

As of March 31, 2019 and December 31, 2018, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$5.6	$64.7	$—	$70.3	$(60.4)	$6.7	$16.6
Suburban Propane Partners, L.P. units(2)	3.2	—	—	3.2	—	—	3.2
Total assets at fair value	$8.8	$64.7	$—	$73.5	$(60.4)	$6.7	$19.8

Liabilities
Liabilities from price risk management	$5.3	$57.1	$—	$62.4	$(60.4)	$3.0	$5.0
Total liabilities at fair value	$5.3	$57.1	$—	$62.4	$(60.4)	$3.0	$5.0

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$12.4	$160.7	$—	$173.1	$(140.3)	$1.9	$34.7
Suburban Propane Partners, L.P. units(2)	2.8	—	—	2.8	—	—	2.8
Total assets at fair value	$15.2	$160.7	$—	$175.9	$(140.3)	$1.9	$37.5

Liabilities
Liabilities from price risk management	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8
Total liabilities at fair value	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Credit Facility	$593.0	$578.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
Other	1.2	1.5
Less: deferred financing costs, net	25.2	26.4
Total debt	1,769.0	1,753.3
Less: current portion	0.6	0.9
Total long-term debt, less current portion	$1,768.4	$1,752.4

Credit Facility

At March 31, 2019, Crestwood Midstream had $584.0 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2019 and December 31, 2018, Crestwood Midstream’s outstanding standby letters of credit were $73.0 million and $68.0 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 4.74% and 6.75% at March 31, 2019 and 4.63% and 6.75% at December 31, 2018. The weighted-average interest rate as of March 31, 2019 and December 31, 2018 was 4.79% in both periods.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2019, the net debt to consolidated EBITDA ratio was approximately 4.11 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.41 to 1.0, and the senior secured leverage ratio was 1.36 to 1.0.

In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope and funded approximately $250 million of the total purchase price through borrowings under Crestwood Midstream’s credit facility. Contemporaneously with the closing of the remaining interest in Jackalope, Crestwood Midstream entered into the First Amendment to the Second Amended and Restated Credit Agreement to modify certain defined terms and calculations, among other things, to account for the Jackalope acquisition. The other debt covenants under the amended credit agreement are materially consistent with the credit facility that existed at March 31, 2019.

Senior Notes

In April 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027 (the 2027 Senior Notes). The 2027 Senior Notes will mature on May 1, 2027, and interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2019. The net proceeds from this offering of approximately $591.1 million were used to repay a portion of the outstanding borrowings under our credit facility, which included the borrowings that were used to fund the acquisition of the remaining 50% equity interest in Jackalope.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Preferred units (1)	7,125,744	7,125,744
Crestwood Niobrara’s preferred units(1)	5,775,394	7,055,735
Stock-based compensation performance units(2)	460,091	—
Subordinated units(2)	438,789	—

(1)	See Note 9 for additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to common units.

(2)	For a description of our performance units and subordinated units, see our 2018 Annual Report on Form 10-K.

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

Common Units

We have an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. During the three months ended March 31, 2019, there were 789 common units purchased under the plan. For a further description of our employee unit purchase plan, see our 2018 Annual Report on Form 10-K.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the three months ended March 31, 2019 and 2018 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
2018
February 7, 2018	February 14, 2018	$0.60	$42.7

On April 18, 2019, we declared a distribution of $0.60 per limited partner unit to be paid on May 15, 2019 to unitholders of record on May 8, 2019 with respect to the first quarter of 2019.

Preferred Unit Holders. During the three months ended March 31, 2019 and 2018, we made cash distributions to our preferred unitholders of approximately $15.0 million in both periods. On April 18, 2019, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended March 31, 2019.

Crestwood Midstream

During the three months ended March 31, 2019 and 2018, Crestwood Midstream paid cash distributions of $57.8 million and $60.5 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara LLC (Crestwood Niobrara) issued preferred interests (Series A-2 Preferred Units) to Jackalope Holdings, which are reflected as non-controlling interest in our consolidated financial statements. Subject to certain restrictions, we have the ability to redeem the Series A-2 Preferred Units for an amount in cash or CEQP common units equal to an amount necessary for Jackalope Holdings to achieve a certain rate of return. During the three months ended March 31, 2019, Crestwood Niobrara paid cash distributions of $3.3 million to Jackalope Holdings. In April 2019, Crestwood Niobrara paid a cash distribution of $3.3 million to Jackalope Holdings for the quarter ended March 31, 2019.

In conjunction with the acquisition of the remaining 50% equity interest in Jackalope in April 2019, Crestwood Niobrara issued $235 million of preferred interests (Series A-3 Preferred Units) to Jackalope Holdings. Crestwood Niobrara will be required to make quarterly cash distributions on the Series A-3 Preferred Units within 30 days after the end of each quarter beginning with the quarter ended June 30, 2019. In connection with the issuance of the Series A-3 Preferred Units, we entered into a Third Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Jackalope Holdings for Crestwood Niobrara and modified the provisions related to the redemption and conversion of the Series A-2 and Series A-3 Preferred Units. In addition, we amended our registration rights agreement with Jackalope Holdings and entered into the First Amendment to the Registration Rights Agreement to conform with certain provisions of the Crestwood Niobrara Amended Agreement and the issuance of the Series A-3 Preferred Units.

Other

In February 2019, Crestwood Equity issued 238,263 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2019, we had total unamortized compensation expense of approximately $5.7 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $1.4 million under the Crestwood LTIP related to these performance units during the three months ended March 31, 2019, which is included in general and administrative expenses on our consolidated statements of operations.

Note 10 – Commitments and Contingencies

Legal Proceedings

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2019 and December 31, 2018, both CEQP and CMLP had approximately $0.2 million and $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of March 31, 2019.

At March 31, 2019 and December 31, 2018, our accrual of approximately $1.8 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.8 million to $3.3 million at March 31, 2019.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at March 31, 2019 and December 31, 2018 (in millions):

	CEQP		CMLP
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Self-insurance reserves(1)	$11.4	$11.3	$10.0	$9.6

(1)	At March 31, 2019, CEQP and CMLP classified approximately $7.4 million and $6.3 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Guarantees and Indemnifications. We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 4.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2019 and December 31, 2018, we have no amounts accrued for these guarantees.

Note 11 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. At March 31, 2019 and 2018, we paid approximately $2.2 million and $0.2 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2018 Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2019	2018
Revenues at CEQP and CMLP	$1.2	$0.3
Costs of product/services sold at CEQP and CMLP(1)	$34.4	$13.1
Operations and maintenance expenses at CEQP and CMLP(2)	$7.5	$6.7
General and administrative expenses charged by CEQP to CMLP, net(3)	$11.0	$5.6
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(5.2)	$(0.4)

(1)
Includes $8.2 million and $13.1 million during the three months ended March 31, 2019 and 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian. The amount for the three months ended March 31, 2019 also includes $23.9 million related to an agency marketing agreement with Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings and $2.3 million related to purchases of natural gas from a subsidiary of Stagecoach Gas.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of income. During the three months ended March 31, 2019, we charged $2.0 million to Stagecoach Gas, $1.2 million to Tres Palacios, $3.8 million to Crestwood Permian and $0.5 million to Jackalope. During the three months ended March 31, 2018, we charged $2.1 million to Stagecoach Gas, $1.1 million to Tres Palacios, $3.4 million to Crestwood Permian and $0.1 million to Jackalope.

(3)
Includes $11.9 million and $6.4 million of net unit-based compensation charges allocated from CEQP to CMLP for the three months ended March 31, 2019 and 2018. In addition, includes $0.9 million and $0.8 million of CMLP’s general and administrative costs allocated to CEQP during the three months ended March 31, 2019 and 2018.

(4)	Includes $5.4 million and $0.8 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2019 and 2018.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	March 31, 2019	December 31, 2018
Accounts receivable at CEQP and CMLP	$4.9	$4.1
Accounts payable at CEQP	$17.4	$16.1
Accounts payable at CMLP	$14.9	$13.6

Note 12 – Segments

Financial Information

We have three operating and reportable segments: (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) marketing, supply and logistics operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments. We assess the performance of our operating segments based on EBITDA, which is defined as income before income taxes, plus interest and debt expense, net and depreciation, amortization and accretion expense.

Below is a reconciliation of CEQP’s net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net income	$14.1	$34.1
Add:
Interest and debt expense, net	24.9	24.4
Depreciation, amortization and accretion	39.8	45.1
EBITDA	$78.8	$103.6

Below is a reconciliation of CMLP’s net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net income	$11.6	$32.4
Add:
Interest and debt expense, net	24.9	24.4
Depreciation, amortization and accretion	43.4	47.8
EBITDA	$79.9	$104.6

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three months ended March 31, 2019 and 2018 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in our 2018 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $12.7 million and $9.7 million of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended March 31, 2019 and 2018.

Crestwood Equity

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$182.3	$7.8	$645.1	$—	$835.2
Intersegment revenues	52.8	3.6	(56.4)	—	—
Costs of product/services sold	138.0	—	557.6	—	695.6
Operations and maintenance expense	18.1	1.0	9.5	—	28.6
General and administrative expense	—	—	—	37.2	37.2
Loss on long-lived assets, net	(1.8)	—	(0.2)	—	(2.0)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	7.1	—	—	6.9
Other income, net	—	—	—	0.1	0.1
EBITDA	$77.0	$17.5	$21.4	$(37.1)	$78.8
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,687.9	$1,007.2	$612.2	$39.1	$4,346.4

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$340.3	$4.2	$770.5	$—	$1,115.0
Intersegment revenues	41.3	2.0	(43.3)	—	—
Costs of product/services sold	287.7	0.1	678.0	—	965.8
Operations and maintenance expense	17.7	0.8	16.0	—	34.5
General and administrative expense	—	—	—	23.9	23.9
Gain on long-lived assets	0.1	—	0.2	—	0.3
Earnings from unconsolidated affiliates, net	5.7	6.7	—	—	12.4
Other income, net	—	—	—	0.1	0.1
EBITDA	$82.0	$12.0	$33.4	$(23.8)	$103.6

Crestwood Midstream

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$182.3	$7.8	$645.1	$—	$835.2
Intersegment revenues	52.8	3.6	(56.4)	—	—
Costs of product/services sold	138.0	—	557.6	—	695.6
Operations and maintenance expense	18.1	1.0	9.5	—	28.6
General and administrative expense	—	—	—	36.0	36.0
Loss on long-lived assets, net	(1.8)	—	(0.2)	—	(2.0)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	7.1	—	—	6.9
EBITDA	$77.0	$17.5	$21.4	$(36.0)	$79.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,857.9	$1,007.2	$612.2	$33.8	$4,511.1

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$340.3	$4.2	$770.5	$—	$1,115.0
Intersegment revenues	41.3	2.0	(43.3)	—	—
Costs of product/services sold	287.7	0.1	678.0	—	965.8
Operations and maintenance expense	17.7	0.8	16.0	—	34.5
General and administrative expense	—	—	—	22.8	22.8
Gain on long-lived assets	0.1	—	0.2	—	0.3
Earnings from unconsolidated affiliates, net	5.7	6.7	—	—	12.4
EBITDA	$82.0	$12.0	$33.4	$(22.8)	$104.6

Note 13 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our Topic 606 revenue contracts totaled $225.0 million and $209.7 million for both CEQP and CMLP at March 31, 2019 and December 31, 2018, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 13 years.

The following table provides a summary of the opening and closing balances of our contract assets and contract liabilities (in millions):

	Balance at March 31, 2019	Balance at December 31, 2018
Contract Assets (Non-current)	$0.9	$1.0
Contract Liabilities (Current)(1)	$12.0	$12.0
Contract Liabilities (Non-current)(1)	$71.5	$65.4

(1)
During the three months ended March 31, 2019, we recognized revenues of approximately $2.8 million that were previously included in contract liabilities (current) at December 31, 2018. The remaining change in our contract liabilities during the three months ended March 31, 2019, primarily related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of March 31, 2019 (in millions):

Remainder of 2019	$21.4
2020	23.2
2021	9.4
2022	7.3
2023	7.3
Thereafter	3.3
Total	$71.9

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2019 and 2018 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$30.2	$—	$—	$—	$30.2
Crude oil	15.3	—	—	—	15.3
Water	16.8	—	—	—	16.8
Processing
Natural gas	2.5	—	—	—	2.5
Compression
Natural gas	6.0	—	—	—	6.0
Storage
Crude oil	0.5	1.4	—	(0.7)	1.2
NGLs	—	—	1.3	—	1.3
Pipeline
Crude oil	—	1.7	—	(0.7)	1.0
Transportation
Crude oil	1.5	—	1.5	—	3.0
NGLs	—	—	4.1	—	4.1
Rail Loading
Crude oil	—	7.2	—	(1.4)	5.8
Product Sales
Natural gas	18.8	—	22.3	(6.6)	34.5
Crude oil	131.6	—	290.1	(43.3)	378.4
NGLs	11.9	—	221.5	(2.8)	230.6
Other	—	1.1	—	(0.9)	0.2
Total Topic 606 revenues	235.1	11.4	540.8	(56.4)	730.9
Non-Topic 606 revenues(1)	—	—	104.3	—	104.3
Total revenues	$235.1	$11.4	$645.1	$(56.4)	$835.2

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 5 for additional information related to our price risk management activities.

	Three Months Ended March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$35.4	$—	$—	$—	$35.4
Crude oil	9.2	—	—	—	9.2
Water	12.1	—	—	—	12.1
Processing
Natural gas	2.7	—	—	—	2.7
NGLs	—	—	1.7	—	1.7
Compression
Natural gas	7.6	—	—	—	7.6
Storage
Crude oil	0.5	0.6	—	(0.2)	0.9
NGLs	—	—	3.2	—	3.2
Pipeline
Crude oil	—	1.2	—	(0.5)	0.7
Transportation
Crude oil	0.6	—	1.2	—	1.8
NGLs	—	—	9.7	—	9.7
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	4.0	—	(1.0)	3.0
NGLs	—	—	1.1	—	1.1
Product Sales
Natural gas	13.4	—	7.8	(3.9)	17.3
Crude oil	279.9	—	190.6	(32.3)	438.2
NGLs	20.2	—	457.2	(5.1)	472.3
Other	—	0.4	—	(0.3)	0.1
Total Topic 606 revenues	381.6	6.2	672.7	(43.3)	1,017.2
Non-Topic 606 revenues	—	—	97.8	—	97.8
Total revenues	$381.6	$6.2	$770.5	$(43.3)	$1,115.0

(1)	Represents revenues related to our commodity-based derivatives. See Note 5 for additional information related to our price risk management activities.

Note 14 – Condensed Consolidating Financial Information

Crestwood Midstream is a holding company (Parent) and owns no operating assets and has no significant operations independent of its subsidiaries. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries, except for Crestwood Infrastructure, Crestwood Niobrara, Crestwood Pipeline and Storage Northeast LLC, PRBIC and Tres Holdings and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of the senior notes, is Crestwood Midstream’s 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of the Crestwood Midstream senior notes.

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
March 31, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.2	$—	$—	$—	$0.2
Restricted cash	1.3	—	—	—	1.3
Accounts receivable	—	250.3	5.9	(1.3)	254.9
Inventory	—	42.0	—	—	42.0
Other current assets	—	26.7	—	—	26.7
Total current assets	1.5	319.0	5.9	(1.3)	325.1

Property, plant and equipment, net	—	2,234.0	—	—	2,234.0
Goodwill and intangible assets, net	—	682.0	—	—	682.0
Operating lease right-of-use assets, net	—	61.6	—	—	61.6
Investment in consolidated affiliates	3,794.6	—	—	(3,794.6)	—
Investment in unconsolidated affiliates	—	—	1,206.4	—	1,206.4
Other non-current assets	—	2.0	—	—	2.0
Total assets	$3,796.1	$3,298.6	$1,212.3	$(3,795.9)	$4,511.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$1.3	$222.0	$—	$(1.3)	$222.0
Other current liabilities	38.4	88.3	1.2	—	127.9
Total current liabilities	39.7	310.3	1.2	(1.3)	349.9

Long-term liabilities:
Long-term debt, less current portion	1,768.4	—	—	—	1,768.4
Other long-term liabilities	—	165.2	57.0	—	222.2
Deferred income taxes	—	0.6	—	—	0.6

Interest of non-controlling partners in subsidiary	—	—	182.0	—	182.0
Partners’ capital	1,988.0	2,822.5	972.1	(3,794.6)	1,988.0
Total partners’ capital	1,988.0	2,822.5	1,154.1	(3,794.6)	2,170.0
Total liabilities and partners’ capital	$3,796.1	$3,298.6	$1,212.3	$(3,795.9)	$4,511.1

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.2	$—	$—	$—	$0.2
Restricted cash	16.3	—	—	—	16.3
Accounts receivable	—	246.3	19.9	(16.3)	249.9
Inventory	—	64.6	—	—	64.6
Other current assets	—	46.0	—	—	46.0
Total current assets	16.5	356.9	19.9	(16.3)	377.0

Property, plant and equipment, net	—	2,202.3	—	—	2,202.3
Goodwill and intangible assets, net	—	692.4	—	—	692.4
Investment in consolidated affiliates	3,800.4	—	—	(3,800.4)	—
Investment in unconsolidated affiliates	—	—	1,188.2	—	1,188.2
Other non-current assets	—	2.1	—	—	2.1
Total assets	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$16.3	$210.5	$—	$(16.3)	$210.5
Other current liabilities	20.0	81.8	16.2	—	118.0
Total current liabilities	36.3	292.3	16.2	(16.3)	328.5

Long-term liabilities:
Long-term debt, less current portion	1,752.4	—	—	—	1,752.4
Other long-term liabilities	—	114.0	57.0	—	171.0
Deferred income taxes	—	0.6	—	—	0.6

Interest of non-controlling partners in subsidiary	—	—	181.3	—	181.3
Partners’ capital	2,028.2	2,846.8	953.6	(3,800.4)	2,028.2
Total partners’ capital	2,028.2	2,846.8	1,134.9	(3,800.4)	2,209.5
Total liabilities and partners’ capital	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$835.2	$—	$—	$835.2
Costs of product/services sold	—	695.6	—	—	695.6
Operating expenses and other:
Operations and maintenance	—	28.6	—	—	28.6
General and administrative	18.7	17.3	—	—	36.0
Depreciation, amortization and accretion	—	43.4	—	—	43.4
Loss on long-lived assets, net	—	2.0	—	—	2.0
	18.7	91.3	—	—	110.0
Operating income (loss)	(18.7)	48.3	—	—	29.6
Earnings from unconsolidated affiliates, net	—	—	6.9	—	6.9
Interest and debt expense, net	(24.7)	(0.2)	—	—	(24.9)
Equity in net income (loss) of subsidiaries	51.0	—	—	(51.0)	—
Net income (loss)	7.6	48.1	6.9	(51.0)	11.6
Net income attributable to non-controlling partners in subsidiaries	—	—	4.0	—	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$7.6	$48.1	$2.9	$(51.0)	$7.6

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,115.0	$—	$—	$1,115.0
Costs of product/services sold	—	965.8	—	—	965.8
Operating expenses:
Operations and maintenance	—	34.5	—	—	34.5
General and administrative	15.6	7.2	—	—	22.8
Depreciation, amortization and accretion	—	47.8	—	—	47.8
Gain on long-lived assets, net	—	(0.3)	—	—	(0.3)
	15.6	89.2	—	—	104.8
Operating income (loss)	(15.6)	60.0	—	—	44.4
Earnings from unconsolidated affiliates, net	—	—	12.4	—	12.4
Interest and debt expense, net	(24.4)	—	—	—	(24.4)
Equity in net income (loss) of subsidiaries	68.4	—	—	(68.4)	—
Net income (loss)	28.4	60.0	12.4	(68.4)	32.4
Net income attributable to non-controlling partners in subsidiaries	—	—	4.0	—	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$28.4	$60.0	$8.4	$(68.4)	$28.4

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(38.6)	$160.3	$9.2	$—	$130.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(68.5)	—	—	(68.5)
Investment in unconsolidated affiliates	—	—	(38.2)	—	(38.2)
Capital distributions from unconsolidated affiliates	—	—	16.7	—	16.7
Capital contributions to consolidated affiliates	(15.6)	—	—	15.6	—
Other	—	(1.0)	—	—	(1.0)
Net cash provided by (used in) investing activities	(15.6)	(69.5)	(21.5)	15.6	(91.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	298.9	—	—	—	298.9
Payments on long-term debt	(284.0)	(0.4)	—	—	(284.4)
Payments on finance leases	—	(1.1)	—	—	(1.1)
Payments for debt-related deferred costs	(0.2)	—	—	—	(0.2)
Distributions to partners	(57.8)	—	(3.3)	—	(61.1)
Contributions from parent	—	—	15.6	(15.6)	—
Taxes paid for unit-based compensation vesting	—	(7.0)	—	—	(7.0)
Change in intercompany balances	82.3	(82.3)	—	—	—
Net cash provided by (used in) financing activities	39.2	(90.8)	12.3	(15.6)	(54.9)

Net change in cash and restricted cash	(15.0)	—	—	—	(15.0)
Cash and restricted cash at beginning of period	16.5	—	—	—	16.5
Cash and restricted cash at end of period	$1.5	$—	$—	$—	$1.5

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(19.6)	$158.5	$12.5	$—	$151.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.2)	(64.1)	—	—	(65.3)
Investment in unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Capital distributions from unconsolidated affiliates	—	—	11.5	—	11.5
Capital distributions from consolidated affiliates	23.9	—	—	(23.9)	—
Other	—	1.2	—	—	1.2
Net cash provided by (used in) investing activities	22.7	(62.9)	11.4	(23.9)	(52.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	399.8	—	—	—	399.8
Payments on long-term debt	(425.0)	(0.4)	—	—	(425.4)
Payments on capital leases	—	(0.3)	—	—	(0.3)
Distributions to partners	(60.5)	—	—	—	(60.5)
Distributions to parent	—	—	(23.9)	23.9	—
Taxes paid for unit-based compensation vesting	—	(6.3)	—	—	(6.3)
Change in intercompany balances	88.6	(88.6)	—	—	—
Net cash provided by (used in) financing activities	2.9	(95.6)	(23.9)	23.9	(92.7)

Net change in cash and restricted cash	6.0	—	—	—	6.0
Cash and restricted cash at beginning of period	1.0	—	—	—	1.0
Cash and restricted cash at end of period	$7.0	$—	$—	$—	$7.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K.

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

We have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv) forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our acquisitions and growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale, Powder River Basin and Delaware Permian. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities to provide midstream services for crude oil, natural gas, NGLs and produced water, including gathering, storage and terminalling, condensate stabilization, truck loading/unloading options and connections to third party pipelines and produced water gathering, disposal and recycling in the Bakken Shale, Powder River Basin and Delaware Permian in the near term, while closely monitoring longer-term expansion opportunities in the northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on improving market conditions.

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

Business Highlights

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

On April 9, 2019, Crestwood Niobrara, our consolidated subsidiary, acquired Williams’s 50% equity interest in Jackalope for approximately $484.6 million. The acquisition of the remaining 50% equity interest in Jackalope was financed through a combination of borrowings under the CMLP credit facility and the issuance of $235 million in new preferred units to Jackalope Holdings. Crestwood Midstream Operating, our consolidated subsidiary, will provide field operations and construction management services for Jackalope. For a further discussion of the acquisition of the remaining 50% equity interest in Jackalope, see Item I. Financial Statements, Notes 4 and 9.

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

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our Crestwood Permian joint venture. Crestwood Permian Basin owns and operates the Nautilus system in SWEPI's operated position in the Delaware Permian, which will be constructed to ultimately include 194 miles of low pressure gathering lines, 36 miles of high pressure trunklines and centralized compression facilities which are expandable over time as production increases, producing gas gathering capacity of approximately 250 MMcf/d.

Regulatory Matters

Our regulatory matters are discussed in our 2018 Annual Report on Form 10-K and there have been no material changes in those matters from December 31, 2018 to March 31, 2019.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2018 Annual Report on Form 10-K.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus interest and debt expense, net and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment of our Marketing, Supply and Logistics and Corporate operations and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2019 and 2018 (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues	$835.2	$1,115.0	$835.2	$1,115.0
Costs of product/services sold	695.6	965.8	695.6	965.8
Operations and maintenance expense	28.6	34.5	28.6	34.5
General and administrative expense	37.2	23.9	36.0	22.8
Depreciation, amortization and accretion	39.8	45.1	43.4	47.8
Gain (loss) on long-lived assets, net	(2.0)	0.3	(2.0)	0.3
Operating income	32.0	46.0	29.6	44.4
Earnings from unconsolidated affiliates, net	6.9	12.4	6.9	12.4
Interest and debt expense, net	(24.9)	(24.4)	(24.9)	(24.4)
Other income, net	0.1	0.1	—	—
Net income	14.1	34.1	11.6	32.4
Add:
Interest and debt expense, net	24.9	24.4	24.9	24.4
Depreciation, amortization and accretion	39.8	45.1	43.4	47.8
EBITDA	78.8	103.6	79.9	104.6
Unit-based compensation charges	17.3	7.2	17.3	7.2
(Gain) loss on long-lived assets, net	2.0	(0.3)	2.0	(0.3)
Earnings from unconsolidated affiliates, net	(6.9)	(12.4)	(6.9)	(12.4)
Adjusted EBITDA from unconsolidated affiliates, net	19.6	22.1	19.6	22.1
Change in fair value of commodity inventory-related derivative contracts	1.1	(20.2)	1.1	(20.2)
Significant transaction and environmental related costs and other items	3.4	1.7	3.4	1.7
Adjusted EBITDA	$115.3	$101.7	$116.4	$102.7

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$130.9	$148.7	$130.9	$151.4
Net changes in operating assets and liabilities	(52.8)	(61.5)	(51.9)	(63.1)
Amortization of debt-related deferred costs	(1.4)	(1.8)	(1.4)	(1.8)
Interest and debt expense, net	24.9	24.4	24.9	24.4
Unit-based compensation charges	(17.3)	(7.2)	(17.3)	(7.2)
Gain (loss) on long-lived assets, net	(2.0)	0.3	(2.0)	0.3
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(3.3)	0.6	(3.3)	0.6
Deferred income taxes	(0.2)	0.2	—	0.1
Other non-cash income	—	(0.1)	—	(0.1)
EBITDA	78.8	103.6	79.9	104.6
Unit-based compensation charges	17.3	7.2	17.3	7.2
(Gain) loss on long-lived assets, net	2.0	(0.3)	2.0	(0.3)
Earnings from unconsolidated affiliates, net	(6.9)	(12.4)	(6.9)	(12.4)
Adjusted EBITDA from unconsolidated affiliates, net	19.6	22.1	19.6	22.1
Change in fair value of commodity inventory-related derivative contracts	1.1	(20.2)	1.1	(20.2)
Significant transaction and environmental related costs and other items	3.4	1.7	3.4	1.7
Adjusted EBITDA	$115.3	$101.7	$116.4	$102.7

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$182.3	$7.8	$645.1	$340.3	$4.2	$770.5
Intersegment revenues	52.8	3.6	(56.4)	41.3	2.0	(43.3)
Costs of product/services sold	138.0	—	557.6	287.7	0.1	678.0
Operations and maintenance expenses	18.1	1.0	9.5	17.7	0.8	16.0
Gain (loss) on long-lived assets, net	(1.8)	—	(0.2)	0.1	—	0.2
Earnings (loss) from unconsolidated affiliates, net	(0.2)	7.1	—	5.7	6.7	—
EBITDA	$77.0	$17.5	$21.4	$82.0	$12.0	$33.4

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2019 compared to the same period in 2018.

Gathering and Processing

EBITDA for our gathering and processing segment decreased by approximately $5.0 million during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily driven by a $5.9 million decrease in our earnings from unconsolidated affiliates, which is further described below. Our gathering and processing segment’s revenues decreased by approximately $146.5 million during the three months ended March 31, 2019 compared to the same period in 2018, while our costs of product/services sold decreased by approximately $149.7 million period-over-period. These variances were primarily driven by our Arrow operations which experienced lower average prices on its agreements under which it purchases and sells crude oil as a result of the decrease in crude oil prices during the three months ended March 31, 2019 compared to the same period in 2018. Our costs of product/services sold decreased faster than our revenues period over period due to the offsetting impact of increasing volumes, as during the three months ended March 31, 2019, natural gas, crude oil and water volumes gathered by our Arrow system increased by 18%, 16% and 44%, respectively, compared to the same period in 2018.

Our gathering and processing segment’s operations and maintenance expenses were relatively flat during the three months ended March 31, 2019 compared to the same period in 2018.

Our gathering and processing segment’s EBITDA during the three months ended March 31, 2019 includes a loss on long-lived assets of approximately $1.8 million primarily related to the disposal of our Granite Wash gathering and processing assets.

Our gathering and processing segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates of approximately $5.9 million during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily driven by a $6.1 million decrease in equity earnings from Crestwood Permian resulting from a loss on the retirement of certain of its gathering and processing assets and an increase in its depreciation, amortization and accretion expense due to the in-service of its Orla processing plant in mid-2018. Partially offsetting this decrease was an increase in equity earnings from Jackalope of approximately $0.2 million. In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams, and as a result, we will reflect 100% of the operating results of Jackalope in our operating results beginning in the second quarter of 2019.

Storage and Transportation

EBITDA for our storage and transportation segment increased by approximately $5.5 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to an increase in revenues of approximately $5.2 million from our COLT Hub operations. During the three months ended March 31, 2019, we recognized approximately $4.0 million of revenues under a take-or-pay contract with one of our rail loading customers that expires in 2019. In addition, during the three months ended March 31, 2019, COLT’s rail loading volumes increased by 63% compared to the same period in 2018 due to higher demand for rail loading services resulting from higher Bakken crude oil production and higher basis differentials between the Bakken and the U.S. western and eastern markets.

Our storage and transportation segment’s operations and maintenance expenses were relatively flat during the three months ended March 31, 2019 compared to the same period in 2018.

Our storage and transportation segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates during the three months ended March 31, 2019 compared to the same period in 2018. Earnings from our Stagecoach Gas equity investment increased by approximately $1.3 million primarily due to our share of Stagecoach Gas’s equity earnings increasing from 35% to 40% effective July 1, 2018. Effective July 1, 2019, our equity earnings from Stagecoach Gas will be allocated based on our ownership percentage, which is currently 50%. Partially offsetting this increase was lower equity earnings from our PRBIC equity investment of approximately $0.7 million due to the expiration of a rail loading contract with one of its customers in mid-2018.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $12.0 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by lower revenues of approximately $138.5 million and lower costs of approximately $120.4 million.

Our marketing, supply and logistics results for the three months ended March 31, 2019 were impacted by the sale of our West Coast assets in late 2018, which resulted in lower revenues of approximately $98.2 million and lower costs of product/services sold of approximately $90.0 million compared to the same period in 2018. In addition, the sale of our West Coast assets also resulted in lower operations and maintenance expenses of approximately $5.4 million.

Our NGL marketing and logistics operations (other than West Coast) experienced a reduction in its revenues and costs of product/services sold of approximately $131.6 million and $115.5 million during the three months ended March 31, 2019 compared to the same period in 2018. Included in our costs of product/services sold was a loss of $2.9 million during the three months ended March 31, 2019 compared to a gain of $7.8 million during the same period in 2018 related to the change in fair value of our derivative instruments. The remaining decrease in revenues and product costs was driven primarily by lower NGL prices during the first quarter of 2019 compared to 2018, which impacted the gross realized values of our NGL purchases and sales during the first quarter of 2019 and decreased trucking and throughput volumes on our NGL assets by approximately 11% when compared to the same period in 2018.

Our crude and natural gas marketing operations experienced an increase in its revenues and product costs of approximately $90.5 million and $84.1 million during the three months ended March 31, 2019 compared to the same period in 2018. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Other EBITDA Results

General and Administrative Expenses. During the three month ended March 31, 2019, our general and administrative expenses increased by approximately $13 million compared to the same period in 2018, primarily due to an increase in unit-based compensation charges based on the acceleration of certain awards due to the Corporate restructuring that occurred in early 2019, higher average awards outstanding under our long-term incentive plans and the impact of higher allocations of unit-based compensation costs from Crestwood Holdings.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2019, our depreciation, amortization and accretion expense decreased compared to the same period in 2018, primarily due to the sale of our West Coast assets in late 2018.

Interest and Debt Expense, Net. During the three months ended March 31, 2019, interest and debt expense, net increased by approximately $0.5 million compared to the same period in 2018 due to higher outstanding balances on our credit facility that were primarily utilized to fund growth capital expenditures during the first quarter of 2019. The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2019	2018
Credit facility	$7.9	$5.0
Senior notes	18.1	18.1
Other debt-related costs	1.6	1.8
Gross interest and debt expense	27.6	24.9
Less: capitalized interest	2.7	0.5
Interest and debt expense, net	$24.9	$24.4

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

As of March 31, 2019, we had $584.0 million of available capacity under the credit facility considering the most restrictive debt covenants in the credit agreement. As of March 31, 2019, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes.

In April 2019, Crestwood Niobrara acquired Williams’s 50% equity interest in Jackalope for approximately $484.6 million. The acquisition of the remaining 50% equity interest in Jackalope was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to Jackalope Holdings. Contemporaneously with the closing of the remaining interest in Jackalope, Crestwood Midstream entered into the First Amendment to the Second Amended and Restated Credit Agreement to modify certain defined terms and calculations, among other things, to account for the Jackalope acquisition. The other debt covenants under the amended credit agreement are materially consistent with the credit facility that existed at March 31, 2019.

In April 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027. The net proceeds from this offering of approximately $591.1 million were used to repay a portion of the outstanding borrowings under the CMLP credit facility, which includes approximately $250 million of borrowings that were used to fund the acquisition of the remaining 50% equity interest in Jackalope.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$130.9	$148.7
Net cash used in investing activities	$(91.0)	$(52.7)
Net cash used in financing activities	$(55.3)	$(90.0)

Operating Activities

Our operating cash flows decreased by approximately $17.8 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a decrease in operating revenues of approximately $279.8 million driven primarily by our marketing, supply and logistics segment’s operations, which was impacted by the sale of our West Coast assets in late 2018 discussed above. Partially offsetting this decrease was lower costs of product/services sold of approximately $270.2 million primarily from that segment. The decrease in net operating cash flows was also impacted by an $8.7 million reduction in net cash inflow from working capital requirements, primarily from our marketing, supply and logistics segment.

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

Adjusting for the acquisition of the remaining 50% equity interest in Jackalope, our growth capital expenditures and contributions to our joint ventures during 2019 will be approximately $425 million to $475 million. We anticipate that our growth and reimbursable capital expenditures for the remainder of 2019 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified growth capital project opportunities for our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the three months ended March 31, 2019 (in millions).

Growth capital	$60.0
Maintenance capital	1.4
Other (1)	7.1
Purchases of property, plant and equipment	$68.5

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the three months ended March 31, 2019, we contributed approximately $38.2 million to our equity investments primarily to fund their expansion projects.

Financing Activities

The following equity and debt transactions impacted our financing activities during the three months ended March 31, 2019:

•	During the three months ended March 31, 2019, we distributed approximately $3.3 million to our non-controlling partner.

•
During the three months ended March 31, 2019, our debt-related transactions resulted in net borrowings of approximately $14.3 million compared to net repayments of approximately $25.6 million during the same period in 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2018 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2018 to March 31, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

2.2
Purchase Agreement, dated as of April 9, 2019, by and between Crestwood Niobrara LLC and Williams MLP Operating, LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

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

*10.1	Separation Agreement and Release dated March 25, 2019 between Crestwood Operations LLC and Heath Deneke

*10.2	Third Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC dated April 9, 2019 between Crestwood Midstream Partners LP and CN Jackalope Holdings LLC

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 2, 2019	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 2, 2019	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)