Form 10-Q
period 2019-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2019-08-02
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

(Exact name of registrant as specified in its charter)	Commission file number	State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
Crestwood Equity Partners LP	001-34664	Delaware	43-1918951
Crestwood Midstream Partners LP	001-35377	Delaware	20-1647837

811 Main Street	Suite 3400	Houston	Texas	77002
(Address of principal executive offices)				(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units representing limited partnership interests	CEQP	New York Stock Exchange
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 29, 2019).

Crestwood Equity Partners LP	71,830,986
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$2.1	$0.9
Restricted cash	—	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both June 30, 2019 and December 31, 2018	195.7	251.5
Inventory	33.2	64.6
Assets from price risk management activities	25.0	34.7
Prepaid expenses and other current assets	11.2	11.3
Total current assets	267.2	379.3
Property, plant and equipment	3,354.1	2,598.1
Less: accumulated depreciation	630.0	568.4
Property, plant and equipment, net	2,724.1	2,029.7
Intangible assets	1,080.3	770.3
Less: accumulated amortization	241.7	216.5
Intangible assets, net	838.6	553.8
Goodwill	220.4	138.6
Operating lease right-of-use assets, net	59.5	—
Investments in unconsolidated affiliates	971.9	1,188.2
Other non-current assets	5.5	4.9
Total assets	$5,087.2	$4,294.5
Liabilities and capital
Current liabilities:
Accounts payable	$161.6	$213.0
Accrued expenses and other liabilities	127.9	112.4
Liabilities from price risk management activities	7.4	5.8
Current portion of long-term debt	0.2	0.9
Total current liabilities	297.1	332.1
Long-term debt, less current portion	2,131.2	1,752.4
Long-term operating lease liabilities	47.3	—
Other long-term liabilities	205.9	173.6
Deferred income taxes	2.9	2.6
Total liabilities	2,684.4	2,260.7
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	424.4	—
Crestwood Equity Partners LP partners’ capital (72,269,325 and 71,659,385 common and subordinated units issued and outstanding at June 30, 2019 and December 31, 2018)	1,366.4	1,240.5
Preferred units (71,257,445 units issued and outstanding at both June 30, 2019 and December 31, 2018)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,978.4	1,852.5
Interest of non-controlling partner in subsidiary (Note 10)	—	181.3
Total partners’ capital	1,978.4	2,033.8
Total liabilities and capital	$5,087.2	$4,294.5
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenues:
Gathering and processing	$106.2	$186.9	$215.8	$459.1
Marketing, supply and logistics	472.1	562.7	1,108.9	1,316.1
Related party (Note 12)	1.3	—	2.5	—
	579.6	749.6	1,327.2	1,775.2
Services revenues:
Gathering and processing	93.5	68.5	166.2	136.6
Storage and transportation	4.9	5.1	12.7	9.3
Marketing, supply and logistics	5.4	17.0	12.5	33.8
Related party (Note 12)	—	0.3	—	0.6
	103.8	90.9	191.4	180.3
Total revenues	683.4	840.5	1,518.6	1,955.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs	529.5	681.8	1,183.0	1,620.7
Product costs - related party (Note 12)	0.9	32.2	35.3	45.3
Service costs	6.8	11.4	14.5	25.2
Total costs of products/services sold	537.2	725.4	1,232.8	1,691.2

Operating expenses and other:
Operations and maintenance	34.7	31.9	63.3	66.4
General and administrative	22.3	23.4	59.5	47.3
Depreciation, amortization and accretion	49.3	44.5	89.1	89.6
Loss on long-lived assets, net	—	24.4	2.0	24.1
Gain on acquisition	(209.4)	—	(209.4)	—
	(103.1)	124.2	4.5	227.4
Operating income (loss)	249.3	(9.1)	281.3	36.9

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings from unconsolidated affiliates, net	3.7	12.0	10.6	24.4
Interest and debt expense, net	(27.8)	(24.3)	(52.7)	(48.7)
Other income, net	0.1	0.1	0.2	0.2
Income (loss) before income taxes	225.3	(21.3)	239.4	12.8
Provision for income taxes	(0.3)	(0.2)	(0.3)	(0.2)
Net income (loss)	225.0	(21.5)	239.1	12.6
Net income attributable to non-controlling partner	10.6	4.0	14.6	8.0
Net income (loss) attributable to Crestwood Equity Partners LP	214.4	(25.5)	224.5	4.6
Net income attributable to preferred units	15.0	15.1	30.0	30.1
Net income (loss) attributable to partners	$199.4	$(40.6)	$194.5	$(25.5)

Subordinated unitholders’ interest in net income	$1.2	$—	$1.2	$—
Common unitholders’ interest in net income (loss)	$198.2	$(40.6)	$193.3	$(25.5)
Net income (loss) per limited partner unit:
Basic	$2.76	$(0.57)	$2.69	$(0.36)
Diluted	$2.58	$(0.57)	$2.53	$(0.36)
Weighted-average limited partners’ units outstanding:
Basic	71.8	71.2	71.8	71.2
Dilutive	11.2	—	5.2	—
Diluted	83.0	71.2	77.0	71.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$225.0	$(21.5)	$239.1	$12.6
Change in fair value of Suburban Propane Partners, L.P. units	0.3	0.2	0.7	(0.1)
Comprehensive income (loss)	225.3	(21.3)	239.8	12.5
Comprehensive income attributable to non-controlling partner	10.6	4.0	14.6	8.0
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$214.7	$(25.3)	$225.2	$4.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	0.9	—	17.3	—	17.3
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.0)	—	(7.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	(0.7)	—	(0.7)
Net income (loss)	—	15.0	—	—	(4.9)	4.0	14.1
Balance at March 31, 2019	71.3	$612.0	71.9	0.4	$1,202.5	$182.0	$1,996.5
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	—	—	11.3	—	11.3
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(3.6)	—	(3.6)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	—	0.3
Non-controlling interest reclassification (Note 10)	—	—	—	—	—	(178.8)	(178.8)
Other	—	—	—	—	(0.4)	0.1	(0.3)
Net income	—	15.0	—	—	199.4	—	214.4
Balance at June 30, 2019	71.3	$612.0	71.8	0.4	$1,366.4	$—	$1,978.4

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (continued) (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	71.3	$612.0	70.3	0.4	$1,393.5	$175.0	$2,180.5
Cumulative effect of accounting change	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(15.0)	—	—	(42.7)	—	(57.7)
Unit-based compensation charges	—	—	1.2	—	7.2	—	7.2
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(6.3)	—	(6.3)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.3)	—	(0.3)
Other	—	(0.1)	—	—	(0.1)	—	(0.2)
Net income	—	15.0	—	—	15.1	4.0	34.1
Balance at March 31, 2018	71.3	$611.9	71.3	0.4	$1,373.9	$179.0	$2,164.8
Distributions to partners	—	(15.0)	—	—	(42.7)	(3.3)	(61.0)
Unit-based compensation charges	—	—	—	—	10.3	—	10.3
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.6)	—	(0.6)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	(0.2)	—	(0.2)
Net income (loss)	—	15.1	—	—	(40.6)	4.0	(21.5)
Balance at June 30, 2018	71.3	$612.0	71.3	0.4	$1,300.3	$179.7	$2,092.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$239.1	$12.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	89.1	89.6
Amortization of debt-related deferred costs	2.9	3.6
Unit-based compensation charges	28.6	17.5
Loss on long-lived assets, net	2.0	24.1
Gain on acquisition	(209.4)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	6.3	(0.2)
Deferred income taxes	0.3	(0.2)
Other	—	0.2
Changes in operating assets and liabilities	35.0	12.8
Net cash provided by operating activities	193.9	160.0
Investing activities
Acquisition, net of cash acquired (Note 3)	(462.1)	—
Purchases of property, plant and equipment	(204.7)	(118.7)
Investment in unconsolidated affiliates	(40.9)	(6.9)
Capital distributions from unconsolidated affiliates	24.2	23.9
Other	(0.5)	6.8
Net cash used in investing activities	(684.0)	(94.9)
Financing activities
Proceeds from the issuance of long-term debt	1,544.0	847.1
Payments on long-term debt	(1,159.5)	(781.0)
Payments on finance/capital leases	(1.9)	(0.7)
Payments for deferred financing costs	(9.0)	—
Net proceeds from issuance of non-controlling interest	235.0	—
Distributions to partners	(86.2)	(85.4)
Distributions to non-controlling partner	(6.6)	(3.3)
Distributions to preferred unit holders	(30.0)	(30.0)
Taxes paid for unit-based compensation vesting	(10.6)	(6.9)
Other	(0.2)	(0.1)
Net cash provided by (used in) financing activities	475.0	(60.3)
Net change in cash and restricted cash	(15.1)	4.8
Cash and restricted cash at beginning of period	17.2	1.3
Cash and restricted cash at end of period	$2.1	$6.1
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(22.2)	$6.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1.5	$0.2
Restricted cash	—	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both June 30, 2019 and December 31, 2018	195.0	249.9
Inventory	33.2	64.6
Assets from price risk management activities	25.0	34.7
Prepaid expenses and other current assets	11.2	11.3
Total current assets	265.9	377.0
Property, plant and equipment	3,684.2	2,928.2
Less: accumulated depreciation	794.6	725.9
Property, plant and equipment, net	2,889.6	2,202.3
Intangible assets	1,080.3	770.3
Less: accumulated amortization	241.7	216.5
Intangible assets, net	838.6	553.8
Goodwill	220.4	138.6
Operating lease right-of-use assets, net	59.5	—
Investments in unconsolidated affiliates	971.9	1,188.2
Other non-current assets	2.1	2.1
Total assets	$5,248.0	$4,462.0
Liabilities and capital
Current liabilities:
Accounts payable	$159.0	$210.5
Accrued expenses and other liabilities	126.7	111.3
Liabilities from price risk management activities	7.4	5.8
Current portion of long-term debt	0.2	0.9
Total current liabilities	293.3	328.5
Long-term debt, less current portion	2,131.2	1,752.4
Long-term operating lease liabilities	47.3	—
Other long-term liabilities	202.8	171.0
Deferred income taxes	0.8	0.6
Total liabilities	2,675.4	2,252.5
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	424.4	—
Partners’ capital	2,148.2	2,028.2
Interest of non-controlling partner in subsidiary (Note 10)	—	181.3
Total partners’ capital	2,148.2	2,209.5
Total liabilities and capital	$5,248.0	$4,462.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenues:
Gathering and processing	$106.2	$186.9	$215.8	$459.1
Marketing, supply and logistics	472.1	562.7	1,108.9	1,316.1
Related party (Note 12)	1.3	—	2.5	—
	579.6	749.6	1,327.2	1,775.2
Service revenues:
Gathering and processing	93.5	68.5	166.2	136.6
Storage and transportation	4.9	5.1	12.7	9.3
Marketing, supply and logistics	5.4	17.0	12.5	33.8
Related party (Note 12)	—	0.3	—	0.6
	103.8	90.9	191.4	180.3
Total revenues	683.4	840.5	1,518.6	1,955.5

Costs of product/services sold (exclusive of items shown separately below):
Product costs	529.5	681.8	1,183.0	1,620.7
Product costs - related party (Note 12)	0.9	32.2	35.3	45.3
Service costs	6.8	11.4	14.5	25.2
Total costs of product/services sold	537.2	725.4	1,232.8	1,691.2

Operating expenses and other:
Operations and maintenance	34.7	31.9	63.3	66.4
General and administrative	20.9	22.5	56.9	45.3
Depreciation, amortization and accretion	52.7	47.4	96.1	95.2
Loss on long-lived assets, net	—	24.4	2.0	24.1
Gain on acquisition	(209.4)	—	(209.4)	—
	(101.1)	126.2	8.9	231.0
Operating income (loss)	247.3	(11.1)	276.9	33.3
Earnings from unconsolidated affiliates, net	3.7	12.0	10.6	24.4
Interest and debt expense, net	(27.8)	(24.3)	(52.7)	(48.7)
Income (loss) before income taxes	223.2	(23.4)	234.8	9.0
Provision for income taxes	(0.3)	(0.1)	(0.3)	(0.1)
Net income (loss)	222.9	(23.5)	234.5	8.9
Net income attributable to non-controlling partner	10.6	4.0	14.6	8.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$212.3	$(27.5)	$219.9	$0.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(57.8)	(3.3)	(61.1)
Unit-based compensation charges	17.3	—	17.3
Taxes paid for unit-based compensation vesting	(7.0)	—	(7.0)
Other	(0.3)	—	(0.3)
Net income	7.6	4.0	11.6
Balance at March 31, 2019	$1,988.0	$182.0	$2,170.0
Distributions to partners	(59.7)	(3.3)	(63.0)
Unit-based compensation charges	11.3	—	11.3
Taxes paid for unit-based compensation vesting	(3.6)	—	(3.6)
Non-controlling interest reclassification (Note 10)	—	(178.8)	(178.8)
Other	(0.1)	0.1	—
Net income	212.3	—	212.3
Balance at June 30, 2019	$2,148.2	$—	$2,148.2

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2017	$2,195.4	$175.0	$2,370.4
Cumulative effect of accounting change	7.5	—	7.5
Distributions to partners	(60.5)	—	(60.5)
Unit-based compensation charges	7.2	—	7.2
Taxes paid for unit-based compensation vesting	(6.3)	—	(6.3)
Other	0.2	—	0.2
Net income	28.4	4.0	32.4
Balance at March 31, 2018	$2,171.9	$179.0	$2,350.9
Distributions to partners	(59.5)	(3.3)	(62.8)
Unit-based compensation charges	10.3	—	10.3
Taxes paid for unit-based compensation vesting	(0.6)	—	(0.6)
Net income (loss)	(27.5)	4.0	(23.5)
Balance at June 30, 2018	$2,094.6	$179.7	$2,274.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$234.5	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	96.1	95.2
Amortization of debt-related deferred costs	2.9	3.6
Unit-based compensation charges	28.6	17.5
Loss on long-lived assets	2.0	24.1
Gain on acquisition	(209.4)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	6.3	(0.2)
Deferred income taxes	0.2	(0.1)
Other	—	0.2
Changes in operating assets and liabilities	33.9	15.2
Net cash provided by operating activities	195.1	164.4
Investing activities
Acquisition, net of cash acquired (Note 3)	(462.1)	—
Purchases of property, plant and equipment	(204.7)	(118.7)
Investment in unconsolidated affiliates	(40.9)	(6.9)
Capital distributions from unconsolidated affiliates	24.2	23.9
Other	(0.5)	6.8
Net cash used in investing activities	(684.0)	(94.9)
Financing activities
Proceeds from the issuance of long-term debt	1,544.0	847.1
Payments on long-term debt	(1,159.5)	(781.0)
Payments on finance/capital leases	(1.9)	(0.7)
Payments for deferred financing costs	(9.0)	—
Net proceeds from issuance of non-controlling interest	235.0	—
Distributions to partners	(117.5)	(120.0)
Distributions paid to non-controlling partners	(6.6)	(3.3)
Taxes paid for unit-based compensation vesting	(10.6)	(6.9)
Net cash provided by (used in) financing activities	473.9	(64.8)
Net change in cash and restricted cash	(15.0)	4.7
Cash and restricted cash at beginning of period	16.5	1.0
Cash and restricted cash at end of period	$1.5	$5.7
Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(22.2)	$6.0

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2019. The financial information as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited. The consolidated balance sheets as of December 31, 2018, were derived from the audited balance sheets filed in our 2018 Annual Report on Form 10-K.

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

Upon the adoption of this standard, on January 1, 2019, we recorded a $67.5 million increase to our operating lease right-of-use assets, a $18.6 million increase to our accrued expenses and other liabilities and a $48.9 million increase to our long-term operating lease liabilities, related to reflecting our operating leases on our consolidated balance sheet as a result of adopting the new standard. We also recorded a $1.6 million increase to our property, plant and equipment, $0.3 million increase to our accrued expenses and other liabilities and a $1.3 million increase to our other long-term liabilities, related to our finance leases (which were all formerly capital leases under Topic 840) as a result of applying the provisions of the new standard to the leases. The adoption of the standard did not result in a material cumulative effect of accounting change to our consolidated financial statements. The following table summarizes the balance sheet information related to our operating and finance leases at June 30, 2019 (in millions):

Operating Leases
Operating lease right-of-use assets, net	$59.5

Accrued expenses and other liabilities	$17.2
Long-term operating lease liabilities	47.3
Total operating lease liabilities	$64.5
Finance Leases
Property, plant and equipment	$14.6
Less: accumulated depreciation	3.6
Property, plant and equipment, net	$11.0

Accrued expenses and other liabilities	$3.0
Other long-term liabilities	6.7
Total finance lease liabilities	$9.7

The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the term of the lease, variable payments, and discount rates. Our operating leases have remaining terms that vary from one year to 21 years and certain of those leases have renewal options to extend the leases from one year to ten years at the end of each lease term, or terminate the leases at our sole discretion. In addition, our finance leases have remaining terms that vary from two years to four years and certain of those leases have options to purchase the lease property by the end of the lease term. We made significant assumptions on the likelihood on whether we would renew our leases or purchase the property at the end of the lease terms in determining the discounted cash flows to measure our right-of-use assets and lease liabilities. The estimation of variable lease payments in determining discounted cash flows, including those with usage-based costs, also required us to make significant assumptions on the timing and nature of the variability of those payments based on the lease terms. We utilized discount rates ranging from 4.9% to 8.3% to estimate the discounted cash flows used in estimating our right-of-use assets and lease liabilities as of June 30, 2019, which were primarily based on our credit-adjusted collateralized incremental borrowing rate.

We recognize operating lease expense and amortize our right-of-use assets for our finance leases on a straight-line basis over the term of the respective leases. We have applied the practical expedient of not separating the lease and non-lease components for our leases where the predominant consideration paid related to the underlying operating and finance lease contracts relate to the lease component. The following table presents the costs and sublease income associated with our operating and finance leases for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating leases:
Operating lease expense (1)(2)	$7.5	$15.0
Sublease income(3)	0.2	0.4
Total operating lease expense, net	$7.3	$14.6
Finance leases:
Amortization of right-of-use assets(4)	$0.9	$1.8
Interest on lease liabilities(5)	0.2	0.4
Total finance lease expense	$1.1	$2.2

(1)
Approximately $4.7 million and $9.5 million is included in costs of product/services sold on our consolidated statements of operations for the three and six months ended June 30, 2019, and $2.8 million and $5.5 million is included in operations and maintenance expense on our consolidated statements of operations for the three and six months ended June 30, 2019.

(2)	Includes short-term and variable lease costs of approximately $1.3 million and $2.0 million for the three and six months ended June 30, 2019.

(3)	Included in Marketing, Supply and Logistics service revenues on our consolidated statements of operations.

(4)	Included in depreciation, amortization and accretion on our consolidated statements of operations.

(5)	Included in interest and debt expense, net on our consolidated statements of operations.

The following table presents supplemental cash flow information for our operating and finance leases for the six months ended June 30, 2019 (in millions):

Cash paid for lease liabilities:
Operating cash flows from operating leases	$12.1
Operating cash flows from finance leases	$0.4
Financing cash flows from finance leases	$1.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$3.6
Finance leases	$1.6

(1)	Includes approximately $2.9 million of operating leases obtained from the Jackalope Acquisition, which is further discussed in Note 3.

The following table presents the weighted-average remaining lease term and the weighted-average discount rate associated with our operating and finance leases for the six months ended June 30, 2019:

Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	3.0
Weighted-average discount rate:
Operating leases	6.0%
Finance leases	7.3%

The following table presents the future minimum lease liabilities under Topic 842 and Topic 840 for our leases for the next five years and in total thereafter (in millions):

	Topic 842			Topic 840
	June 30, 2019			December 31, 2018
Year Ending December 31,	Operating Leases	Finance Leases	Total	Operating Leases	Capital Leases	Total
2019(1)	$10.2	$1.8	$12.0	$22.3	$3.0	$25.3
2020	18.8	3.6	22.4	18.1	3.3	21.4
2021	15.3	3.5	18.8	14.4	3.2	17.6
2022	10.5	1.9	12.4	9.7	1.9	11.6
2023	6.7	—	6.7	6.0	—	6.0
Thereafter	13.6	—	13.6	10.7	—	10.7
Total lease payments	75.1	10.8	85.9	81.2	11.4	92.6
Less: Interest	10.6	1.1	11.7	—	1.3	1.3
Present value of lease liabilities	$64.5	$9.7	$74.2	$81.2	$10.1	$91.3

(1)	Represents the remainder of 2019 at June 30, 2019.

New Accounting Pronouncement Issued But Not Yet Adopted

As of June 30, 2019, the following accounting standard had not yet been adopted by us:

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance on how companies should evaluate their accounts and notes receivable and other financial instruments for impairment. The standard requires companies to evaluate their financial instruments for impairment by recording an allowance for doubtful accounts and/or bad debt expense based on certain categories of instruments rather than a specific identification approach. We expect to adopt the provisions of this standard effective January 1, 2020 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

Note 3 – Acquisition

On April 9, 2019, Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, acquired Williams Partners LP’s (Williams) 50%equity interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) for approximately $484.6 million (Jackalope Acquisition). The acquisition was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to CN Jackalope Holdings LLC (Jackalope Holdings) (see Note 10 for a further discussion of the issuance of the new preferred units). Prior to the Jackalope Acquisition, Crestwood Niobrara owned a 50% equity interest in Jackalope, which we accounted for under the equity method of accounting. As a result of this transaction, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. The financial results of Jackalope are included in our gathering and processing segment from the date of the acquisition. Transaction costs related to the Jackalope Acquisition were approximately $2.6 million during both the three and six months ended June 30, 2019. These costs are included in operations and maintenance expenses in our consolidated statements of operations.

The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary fair values. Those preliminary fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm. The preliminary fair values were estimated primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 12%. The preliminary fair values are subject to change pending a final determination of the fair value of the assets and liabilities acquired as more information is received about their respective values. We expect to finalize the purchase price allocation for this transaction in 2019.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash	$22.5
Other current assets	30.9
Property, plant and equipment	525.4
Intangible assets	310.0
Goodwill	81.8
Current liabilities	(30.1)
Other long-term liabilities	(19.8)
Estimated fair value of 100% interest in Jackalope	920.7
Less:
Elimination of equity investment in Jackalope	226.7
Gain on acquisition of Jackalope	209.4
Total purchase price	$484.6

The identifiable intangible assets primarily consists of a customer contract that has a weighted-average remaining life of 18 years. The goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing operations. The fair value of the assets acquired and liabilities assumed in the Jackalope Acquisition exceeded the sum of the cash consideration paid and the historical book value of our 50% equity interest in Jackalope (which was remeasured at fair value and derecognized) and, as a result, we recognized a gain of approximately $209.4 million. This gain is included in gain on acquisition in our consolidated statements of operations.

Our consolidated statements of operations include the results of Jackalope since April 9, 2019, the closing date of the acquisition. During both the three and six months ended June 30, 2019, we recognized approximately $20.2 million of revenues and $3.4 million of net income related to Jackalope’s operations.

The tables below presents selected unaudited pro forma information as if the Jackalope Acquisition had occurred on January 1, 2018. The pro forma information is not necessarily indicative of the financial results that would have occurred if the transaction had been completed as of the dates indicated. The amounts have been calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective reporting period. The pro forma net income also includes the effects of interest expense on incremental borrowings and recognition of deferred revenue.

Crestwood Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$685.3	$857.3	$1,539.3	$1,987.3
Net income (loss)	$225.1	$(28.1)	$232.3	$(1.1)

Crestwood Midstream

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$685.3	$857.3	$1,539.3	$1,987.3
Net income (loss)	$223.0	$(30.1)	$227.7	$(4.8)

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Accrued expenses(1)	$43.3	$64.8	$42.1	$63.7
Accrued property taxes	6.7	2.6	6.7	2.6
Income tax payable	0.2	0.3	0.2	0.3
Interest payable	27.2	19.8	27.2	19.8
Accrued additions to property, plant and equipment	17.7	10.5	17.7	10.5
Operating leases	17.2	—	17.2	—
Finance leases	3.0	2.4	3.0	2.4
Deferred revenue	12.6	12.0	12.6	12.0
Total accrued expenses and other liabilities	$127.9	$112.4	$126.7	$111.3

(1)
Includes $16.2 million of related party accrued expenses at December 31, 2018 related to deposits received from Jackalope prior to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Stagecoach Gas Services LLC(1)	$818.4	$830.4	$6.4	$7.0	$13.4	$12.7
Jackalope Gas Gathering Services, L.L.C.(2)	—	210.2	0.5	3.8	3.7	6.8
Crestwood Permian Basin Holdings LLC(3)	104.7	104.3	(3.3)	0.7	(6.7)	3.4
Tres Palacios Holdings LLC(4)	40.4	35.0	0.1	—	0.3	0.4
Powder River Basin Industrial Complex, LLC(5)	8.4	8.3	—	0.5	(0.1)	1.1
Total	$971.9	$1,188.2	$3.7	$12.0	$10.6	$24.4

(1)
As of June 30, 2019, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Pursuant to the Stagecoach limited liability company agreement, our share of Stagecoach’s equity earnings increased from 35% to 40% effective July 1, 2018. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
On April 9, 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope, and as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. As a result of this transaction, we eliminated our historical equity investment in Jackalope of approximately $226.7 million as of April 9, 2019 and began consolidating Jackalope’s operations. Our Jackalope investment was included in our gathering and processing segment. For a further discussion of Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope, see Note 3.

(3)
As of June 30, 2019, the difference of $8.1 million between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization. Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of Crestwood New Mexico Pipeline LLC’s (Crestwood New Mexico) earnings through June 30, 2018. Effective July 1, 2018, our equity earnings from Crestwood New Mexico is based on our ownership percentage of Crestwood Permian, which is currently 50%. Our Crestwood Permian investment is included in our gathering and processing segment.

(4)
As of June 30, 2019, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $24.7 million. Our Tres Holdings investment is included in our storage and transportation segment.

(5)
As of June 30, 2019, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) exceeded our investment balance by approximately $5.7 million. Our PRBIC investment is included in our storage and transportation segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Six Months Ended June 30,
	2019			2018
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas	$79.1	$40.4	$38.9	$85.5	$39.9	$45.6
Crestwood Permian	17.3	29.6	(13.4)	40.0	38.4	4.4
Other(1)	38.1	32.6	5.5	52.9	38.4	14.5
Total	$134.5	$102.6	$31.0	$178.4	$116.7	$64.5

(1)
Includes our Jackalope (prior to the acquisition of the remaining 50% equity interest from Williams), Tres Holdings and PRBIC equity investments during the six months ended June 30, 2019 and 2018. We amortize the excess basis in these equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings equity investment of $0.6 million during both the six months ended June 30, 2019 and 2018. We recorded amortization of the excess basis in our PRBIC equity investment of $0.2 million and $0.3 million during the six months ended June 30, 2019 and 2018. We recorded amortization of the excess basis in the Jackalope equity investment of less than $0.1 million during both the six months ended June 30, 2019 and 2018.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stagecoach Gas	$25.4	$22.5	$—	$—
Jackalope	11.6	15.0	24.4	6.8
Crestwood Permian	2.9	8.3	10.0	0.1
Tres Holdings	1.2	1.4	6.3	—
PRBIC	—	0.9	0.2	—
Total	$41.1	$48.1	$40.9	$6.9

(1)	In July 2019, we received cash distributions from Stagecoach Gas and Tres Holdings of approximately $11.8 million and $2.3 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheets reflect an other long-term liability of $57 million at June 30, 2019 and December 31, 2018.

Guarantee. CEQP issued a guarantee under which CEQP has agreed to fund 100% of the costs to build the Nautilus gathering system (which is currently estimated to cost $180 million, of which approximately $169.0 million has been spent through June 30, 2019) if Crestwood Permian fails to do so. The Nautilus gathering system is owned by Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at June 30, 2019 and December 31, 2018.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs and crude oil to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, heating oil and crude oil. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product revenues	$40.2	$33.0	$144.3	$130.8
Gain (loss) reflected in costs of product/services sold	$9.9	$(6.4)	$7.0	$1.4

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	June 30, 2019		December 31, 2018
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (MMBbls)	36.8	38.3	27.8	30.1
Natural gas (Bcf)	1.2	1.3	1.8	1.8

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 36 months or less; however, 83% of the contracted volumes will be delivered or settled within 12 months.

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	June 30, 2019	December 31, 2018
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$3.8	$2.2
NYMEX-related net derivative liability position	$10.3	$9.4
NYMEX-related cash collateral posted	$21.6	$21.7
Cash collateral received	$15.5	$14.2

(1)	At June 30, 2019 and December 31, 2018, we posted less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2019 and December 31, 2018, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our CMLP credit facility approximates the carrying amounts as of June 30, 2019 and December 31, 2018, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table details the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$694.4	$716.1	$693.6	$668.1
2025 Senior Notes	$493.9	$509.5	$493.4	$466.2
2027 Senior Notes	$591.6	$598.4	$—	$—

Financial Assets and Liabilities

As of June 30, 2019 and December 31, 2018, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$6.2	$151.8	$—	$158.0	$(132.8)	$(0.2)	$25.0
Suburban Propane Partners, L.P. units(2)	3.5	—	—	3.5	—	—	3.5
Total assets at fair value	$9.7	$151.8	$—	$161.5	$(132.8)	$(0.2)	$28.5

Liabilities
Liabilities from price risk management	$5.9	$140.6	$—	$146.5	$(132.8)	$(6.3)	$7.4
Total liabilities at fair value	$5.9	$140.6	$—	$146.5	$(132.8)	$(6.3)	$7.4

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$12.4	$160.7	$—	$173.1	$(140.3)	$1.9	$34.7
Suburban Propane Partners, L.P. units(2)	2.8	—	—	2.8	—	—	2.8
Total assets at fair value	$15.2	$160.7	$—	$175.9	$(140.3)	$1.9	$37.5

Liabilities
Liabilities from price risk management	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8
Total liabilities at fair value	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Credit Facility	$363.0	$578.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	—
Other	0.8	1.5
Less: deferred financing costs, net	32.4	26.4
Total debt	2,131.4	1,753.3
Less: current portion	0.2	0.9
Total long-term debt, less current portion	$2,131.2	$1,752.4

Credit Facility

In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope and funded approximately $250 million of the total purchase price through borrowings under Crestwood Midstream’s credit facility. Contemporaneously with the acquisition of the remaining interest in Jackalope, Crestwood Midstream entered into the First Amendment to the Second Amended and Restated Credit Agreement to modify certain defined terms and calculations, among other things, to account for the Jackalope acquisition. The other debt covenants under the amended credit agreement are materially consistent with the credit facility that existed at December 31, 2018.

At June 30, 2019, Crestwood Midstream had $655.7 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2019 and December 31, 2018, Crestwood Midstream’s outstanding standby letters of credit were $64.0 million and $68.0 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 4.39% and 6.50% at June 30, 2019 and 4.63% and 6.75% at December 31, 2018. The weighted-average interest rate as of June 30, 2019 and December 31, 2018 was 4.41% and 4.79%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2019, the net debt to consolidated EBITDA ratio was approximately 4.22 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.35 to 1.0, and the senior secured leverage ratio was 0.71 to 1.0.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Preferred units (1)	—	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	—	5.9	—	5.9
Stock-based compensation performance units(2)	—	0.3	—	0.3
Subordinated units(2)	—	0.4	—	0.4

(1)	See Note 10 for additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units.

(2)	For a description of our performance units and subordinated units, see our 2018 Annual Report on Form 10-K.

The table below shows CEQP’s net income per limited partner unit based on the number of basic and diluted limited partner units outstanding for the three and six months ended June 30, 2019 and 2018 (in millions, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common unitholders’ interest in net income (loss)	$198.2	$(40.6)	$193.3	$(25.5)
Dilutive effect of net income attributable to preferred units	15.0	—	—	—
Dilutive effect of net income attributable to subordinated units	1.2	—	1.2	—
Diluted net income (loss)	$214.4	$(40.6)	$194.5	$(25.5)

Weighted-average limited partners’ units outstanding - basic	71.8	71.2	71.8	71.2
Dilutive effect of preferred units	7.1	—	—	—
Dilutive effect of Crestwood Niobrara preferred units	3.4	—	4.5	—
Dilutive effect of stock-based compensation performance units	0.3	—	0.3	—
Dilutive effect of subordinated units	0.4	—	0.4	—
Weighted-average limited partners’ units outstanding - diluted	83.0	71.2	77.0	71.2

Basic earnings per unit:
Net income (loss) per limited partner unit	$2.76	$(0.57)	$2.69	$(0.36)
Diluted earnings per unit:
Net income (loss) per limited partner unit	$2.58	$(0.57)	$2.53	$(0.36)

Note 10 – Partners’ Capital

Common Units

We have an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. During the three and six months ended June 30, 2019, 1,761 and 2,550 common units were purchased under the plan. There were no common units purchased under the plan during the three and six months ended June 30, 2018. For a further description of our employee unit purchase plan, see our 2018 Annual Report on Form 10-K.

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

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2019 and 2018 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
May 8, 2019	May 15, 2019	0.60	43.1
			$86.2
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
May 8, 2018	May 15, 2018	0.60	42.7
			$85.4

On July 18, 2019, we declared a distribution of $0.60 per limited partner unit to be paid on August 14, 2019 to unitholders of record on August 7, 2019 with respect to the quarter ended June 30, 2019.

Preferred Unit Holders. During the six months ended June 30, 2019 and 2018, we made cash distributions to our preferred unitholders of approximately $30.0 million in both periods. On July 18, 2019, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended June 30, 2019.

Crestwood Midstream

During the six months ended June 30, 2019 and 2018, Crestwood Midstream paid cash distributions of $117.5 million and $120.0 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara issued preferred interests (Series A-2 Preferred Units) to Jackalope Holdings, which are reflected as non-controlling interest in our consolidated financial statements and included as a component of partners’ capital on our consolidated balance sheet at December 31, 2018. In April 2019, Crestwood Niobrara issued $235 million in new preferred interests (Series A-3 Preferred Units, and collectively with the Series A-2 Preferred Units defined as the Crestwood Niobrara Preferred Units) to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from

Williams. In connection with the issuance of the Series A-3 Preferred Units, we entered into a Third Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Jackalope Holdings, pursuant to which we serve as managing member of Crestwood Niobrara. The Crestwood Niobrara Amended Agreement modified certain provisions under the previous limited liability company agreement related to the conversion and redemption of the Series A-2 Preferred Units, as follows:

•
The Crestwood Niobrara Preferred Units are convertible by the preferred interest holder starting on January 1, 2021 into Crestwood Niobrara common units. The preferred interest holder has the option to contribute additional capital to Crestwood Niobrara to increase their common ownership percentage in Crestwood Niobrara to 50% upon the conversion.

•
The Crestwood Niobrara Preferred Units are redeemable by the preferred interest holder starting on December 31, 2023 for an amount equal to the Liquidation Preference (as defined in the Crestwood Niobrara Amended Agreement). If redemption is elected by the preferred interest holder, we have the option to elect to give consideration equal to the Liquidation Preference in either (i) unregistered CEQP common units (subject to a Registration Rights Agreement) with total value of up to $100 million and/or cash; or (ii) proceeds from a full liquidation of Crestwood Niobrara’s assets and unregistered CEQP common units (subject to a Registration Rights Agreement).

•
The Crestwood Niobrara Preferred Units are redeemable by us starting on January 1, 2023 for either (i) unregistered CEQP common units (subject to a Registration Rights Agreement) with total value of up to $100 million and/or cash; or (ii) proceeds from a full liquidation of Crestwood Niobrara’s assets and registered CEQP common units (subject to a Registration Rights Agreement).

As a result of the modification of the conversion and redemption provisions of the Crestwood Niobrara Preferred Units, we have reflected these preferred interests as a non-controlling interest in subsidiary apart from partners’ capital on our consolidated balance sheet at June 30, 2019. The following table shows the change in our non-controlling interest in subsidiary at June 30, 2019 (in millions):

Balance at December 31, 2018	$—
Reclassification of Series A-2 Preferred Units	178.8
Issuance of Series A-3 Preferred Units	235.0
Net income attributable to non-controlling partner(1)	10.6
Balance at June 30, 2019	$424.4

(1)	We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

Crestwood Niobrara makes quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. During the six months ended June 30, 2019 and 2018, Crestwood Niobrara paid cash distributions related to the Series A-2 Preferred Units of $6.6 million and $3.3 million to Jackalope Holdings. In July 2019, Crestwood Niobrara paid cash distributions to Jackalope Holdings of $3.9 million related to the Series A-2 Preferred Units and $5.3 million related to the Series A-3 Preferred Units for the quarter ended June 30, 2019.

Other

In February 2019, Crestwood Equity issued 238,263 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2019, we had total unamortized compensation expense of approximately $6.3 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $0.5 million and $1.9 million under the Crestwood LTIP related to these performance units during the three and six months ended June 30, 2019, which is included in general and administrative expenses on our consolidated statements of operations.

Note 11 – Commitments and Contingencies

Legal Proceedings

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2019 and December 31, 2018, both CEQP and CMLP had approximately $0.2 million and $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2019.

At June 30, 2019 and December 31, 2018, our accrual of approximately $1.7 million and $1.8 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties (including the Arrow water releases described above). We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.7 million to $3.3 million at June 30, 2019.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at June 30, 2019 and December 31, 2018 (in millions):

	CEQP		CMLP
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Self-insurance reserves(1)	$10.1	$11.3	$8.6	$9.6

(1)	At June 30, 2019, CEQP and CMLP classified approximately $7.4 million and $6.3 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Guarantees and Indemnifications

We are involved in various joint ventures that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. For a further description of our guarantees associated with our joint ventures, see Note 5.

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2019 and December 31, 2018, we have no amounts accrued for these guarantees.

Note 12 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. For the six months ended June 30, 2019 and 2018, we paid approximately $5.1 million and $1.9 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2018 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues at CEQP and CMLP	$1.3	$0.3	$2.5	$0.6
Costs of product/services sold at CEQP and CMLP(1)	$0.9	$32.2	$35.3	$45.3
Operations and maintenance expenses at CEQP and CMLP(2)	$5.9	$7.3	$13.4	$14.0
General and administrative expenses charged by CEQP to CMLP, net(3)	$10.1	$4.9	$21.1	$10.5
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(0.1)	$(4.4)	$(5.3)	$(4.8)

(1)
Includes $0.9 million and $9.1 million during the three and six months ended June 30, 2019 and $15.2 million and $28.3 million during the three and six months ended June 30, 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian. Includes less than $0.1 million and $23.9 million during the three and six months ended June 30, 2019 and $17.0 million during both the three and six months ended June 30, 2018 related to an agency marketing agreement with Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings. Includes less than $0.1 million and $2.3 million during the three and six months ended June 30, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of income. During the three and six months ended June 30, 2019, we charged $1.9 million and $3.9 million to Stagecoach Gas, $1.0 million and $2.2 million to Tres Palacios, and $3.0 million and $6.8 million to Crestwood Permian. During the six months ended June 30, 2019, we charged $0.5 million to Jackalope. During the three and six months ended June 30, 2018, we charged $2.1 million and $4.2 million to Stagecoach Gas, $0.9 million and $2.0 million to Tres Palacios, $4.1 million and $7.5 million to Crestwood Permian, and $0.2 million and $0.3 million to Jackalope.

(3)
Includes $11.0 million and $22.9 million of net unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2019 and and $5.7 million and $12.1 million for the three and six months ended June 30, 2018. In addition, includes $0.9 million and $1.8 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2019 and and $0.8 million and $1.6 million during the three and six months ended June 30, 2018.

(4)
Includes $0.2 million and $5.6 million unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and six months ended June 30, 2019 and $4.6 million and $5.4 million during the three and six months ended June 30, 2018.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	June 30, 2019	December 31, 2018
Accounts receivable at CEQP and CMLP	$5.1	$4.1
Accounts payable at CEQP	$6.7	$16.1
Accounts payable at CMLP	$4.2	$13.6

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$225.0	$(21.5)	$239.1	$12.6
Add:
Interest and debt expense, net	27.8	24.3	52.7	48.7
Provision for income taxes	0.3	0.2	0.3	0.2
Depreciation, amortization and accretion	49.3	44.5	89.1	89.6
EBITDA	$302.4	$47.5	$381.2	$151.1

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$222.9	$(23.5)	$234.5	$8.9
Add:
Interest and debt expense, net	27.8	24.3	52.7	48.7
Provision for income taxes	0.3	0.1	0.3	0.1
Depreciation, amortization and accretion	52.7	47.4	96.1	95.2
EBITDA	$303.7	$48.3	$383.6	$152.9

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2019 and 2018 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in our 2018 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $10.3 million and $9.9 million of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net related to our equity investments for the three months ended June 30, 2019 and 2018 and $23.0 million and $19.6 million for the six months ended June 30, 2019 and 2018.

Crestwood Equity

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$199.7	$4.9	$478.8	$—	$683.4
Intersegment revenues	25.4	3.2	(28.6)	—	—
Costs of product/services sold	108.9	—	428.3	—	537.2
Operations and maintenance expense	24.6	0.9	9.2	—	34.7
General and administrative expense	—	—	—	22.3	22.3
Gain (loss) on long-lived assets, net	(0.2)	—	—	0.2	—
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.8)	6.5	—	—	3.7
Other income, net	—	—	—	0.1	0.1
EBITDA	$298.0	$13.7	$12.7	$(22.0)	$302.4
Goodwill	$127.7	$—	$92.7	$—	$220.4
Total assets	$3,505.7	$991.7	$548.1	$41.7	$5,087.2

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$255.5	$5.1	$579.9	$—	$840.5
Intersegment revenues	45.4	2.5	(47.9)	—	—
Costs of product/services sold	208.8	0.1	516.5	—	725.4
Operations and maintenance expense	17.8	0.8	13.3	—	31.9
General and administrative expense	—	—	—	23.4	23.4
Loss on long-lived assets	—	—	(24.4)	—	(24.4)
Earnings from unconsolidated affiliates, net	4.5	7.5	—	—	12.0
Other income, net	—	—	—	0.1	0.1
EBITDA	$78.8	$14.2	$(22.2)	$(23.3)	$47.5

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$382.0	$12.7	$1,123.9	$—	$1,518.6
Intersegment revenues	78.2	6.8	(85.0)	—	—
Costs of product/services sold	246.9	—	985.9	—	1,232.8
Operations and maintenance expense	42.7	1.9	18.7	—	63.3
General and administrative expense	—	—	—	59.5	59.5
Gain (loss) on long-lived assets, net	(2.0)	—	(0.2)	0.2	(2.0)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.0)	13.6	—	—	10.6
Other income, net	—	—	—	0.2	0.2
EBITDA	$375.0	$31.2	$34.1	$(59.1)	$381.2
Goodwill	$127.7	$—	$92.7	$—	$220.4
Total assets	$3,505.7	$991.7	$548.1	$41.7	$5,087.2

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$595.8	$9.3	$1,350.4	$—	$1,955.5
Intersegment revenues	86.7	4.5	(91.2)	—	—
Costs of product/services sold	496.5	0.2	1,194.5	—	1,691.2
Operations and maintenance expense	35.5	1.6	29.3	—	66.4
General and administrative expense	—	—	—	47.3	47.3
Gain (loss) on long-lived assets	0.1	—	(24.2)	—	(24.1)
Earnings from unconsolidated affiliates, net	10.2	14.2	—	—	24.4
Other income, net	—	—	—	0.2	0.2
EBITDA	$160.8	$26.2	$11.2	$(47.1)	$151.1

Crestwood Midstream

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$199.7	$4.9	$478.8	$—	$683.4
Intersegment revenues	25.4	3.2	(28.6)	—	—
Costs of product/services sold	108.9	—	428.3	—	537.2
Operations and maintenance expense	24.6	0.9	9.2	—	34.7
General and administrative expense	—	—	—	20.9	20.9
Gain (loss) on long-lived assets, net	(0.2)	—	—	0.2	—
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.8)	6.5	—	—	3.7
EBITDA	$298.0	$13.7	$12.7	$(20.7)	$303.7
Goodwill	$127.7	$—	$92.7	$—	$220.4
Total assets	$3,672.2	$991.7	$548.1	$36.0	$5,248.0

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$255.5	$5.1	$579.9	$—	$840.5
Intersegment revenues	45.4	2.5	(47.9)	—	—
Costs of product/services sold	208.8	0.1	516.5	—	725.4
Operations and maintenance expense	17.8	0.8	13.3	—	31.9
General and administrative expense	—	—	—	22.5	22.5
Loss on long-lived assets	—	—	(24.4)	—	(24.4)
Earnings from unconsolidated affiliates, net	4.5	7.5	—	—	12.0
EBITDA	$78.8	$14.2	$(22.2)	$(22.5)	$48.3

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$382.0	$12.7	$1,123.9	$—	$1,518.6
Intersegment revenues	78.2	6.8	(85.0)	—	—
Costs of product/services sold	246.9	—	985.9	—	1,232.8
Operations and maintenance expense	42.7	1.9	18.7	—	63.3
General and administrative expense	—	—	—	56.9	56.9
Gain (loss) on long-lived assets, net	(2.0)	—	(0.2)	0.2	(2.0)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.0)	13.6	—	—	10.6
EBITDA	$375.0	$31.2	$34.1	$(56.7)	$383.6
Goodwill	$127.7	$—	$92.7	$—	$220.4
Total assets	$3,672.2	$991.7	$548.1	$36.0	$5,248.0

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$595.8	$9.3	$1,350.4	$—	$1,955.5
Intersegment revenues	86.7	4.5	(91.2)	—	—
Costs of product/services sold	496.5	0.2	1,194.5	—	1,691.2
Operations and maintenance expense	35.5	1.6	29.3	—	66.4
General and administrative expense	—	—	—	45.3	45.3
Gain (loss) on long-lived assets	0.1	—	(24.2)	—	(24.1)
Earnings from unconsolidated affiliates, net	10.2	14.2	—	—	24.4
EBITDA	$160.8	$26.2	$11.2	$(45.3)	$152.9

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our Topic 606 revenue contracts totaled $179.6 million and $209.7 million for both CEQP and CMLP at June 30, 2019 and December 31, 2018, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 18 years.

The following table provides a summary of the opening and closing balances of our contract assets and contract liabilities (in millions):

	June 30, 2019	December 31, 2018
Contract Assets (Non-current)	$0.9	$1.0
Contract Liabilities (Current)(1)	$12.6	$12.0
Contract Liabilities (Non-current)(1)	$95.5	$65.4

(1)
During the three and six months ended June 30, 2019, we recognized revenues of approximately $3.0 million and $5.8 million that were previously included in contract liabilities (current) at December 31, 2018. The remaining change in our contract liabilities during the three and six months ended June 30, 2019 primarily related to approximately $19.8 million of deferred revenues recorded in the purchase price allocation for the Jackalope Acquisition described in more detail in Note 3, and the remainder relates primarily to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2019 (in millions):

Remainder of 2019	$50.7
2020	98.0
2021	86.1
2022	66.0
2023	7.3
Thereafter	3.3
Total	$311.4

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2019 and 2018 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$42.9	$—	$—	$—	$42.9
Crude oil	15.1	—	—	—	15.1
Water	19.0	—	—	—	19.0
Processing
Natural gas	8.1	—	—	—	8.1
Compression
Natural gas	6.2	—	—	—	6.2
Storage
Crude oil	0.5	1.5	—	(0.5)	1.5
NGLs	—	—	1.3	—	1.3
Pipeline
Crude oil	—	1.5	—	(0.5)	1.0
Transportation
Crude oil	1.8	—	1.5	—	3.3
NGLs	—	—	2.1	—	2.1
Rail Loading
Crude oil	—	3.9	—	(1.4)	2.5
Product Sales
Natural gas	10.9	—	7.9	(4.8)	14.0
Crude oil	110.2	—	291.4	(16.0)	385.6
NGLs	10.4	—	133.9	(4.5)	139.8
Other	—	1.2	0.3	(0.9)	0.6
Total Topic 606 revenues	225.1	8.1	438.4	(28.6)	643.0
Non-Topic 606 revenues(1)	—	—	40.4	—	40.4
Total revenues	$225.1	$8.1	$478.8	$(28.6)	$683.4

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Three Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$33.9	$—	$—	$—	$33.9
Crude oil	9.4	—	—	—	9.4
Water	13.7	—	—	—	13.7
Processing
Natural gas	2.7	—	—	—	2.7
NGLs	—	—	2.4	—	2.4
Compression
Natural gas	7.9	—	—	—	7.9
Storage
Crude oil	0.4	1.2	—	(0.3)	1.3
NGLs	—	—	2.3	—	2.3
Pipeline
Crude oil	—	1.4	—	(0.5)	0.9
Transportation
Crude oil	0.6	—	1.7	—	2.3
NGLs	—	—	9.7	—	9.7
Rail Loading
Crude oil	—	4.7	—	(1.5)	3.2
NGLs	—	—	1.1	—	1.1
Product Sales
Natural gas	11.9	—	8.9	(2.8)	18.0
Crude oil	197.7	—	266.0	(37.0)	426.7
NGLs	22.7	—	254.8	(5.6)	271.9
Other	—	0.3	—	(0.2)	0.1
Total Topic 606 revenues	300.9	7.6	546.9	(47.9)	807.5
Non-Topic 606 revenues(1)	—	—	33.0	—	33.0
Total revenues	$300.9	$7.6	$579.9	$(47.9)	$840.5

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$73.1	$—	$—	$—	$73.1
Crude oil	30.4	—	—	—	30.4
Water	35.8	—	—	—	35.8
Processing
Natural gas	10.6	—	—	—	10.6
Compression
Natural gas	12.2	—	—	—	12.2
Storage
Crude oil	1.0	2.9	—	(1.2)	2.7
NGLs	—	—	2.6	—	2.6
Pipeline
Crude oil	—	3.2	—	(1.2)	2.0
Transportation
Crude oil	3.3	—	3.0	—	6.3
NGLs	—	—	6.2	—	6.2
Rail Loading
Crude oil	—	11.1	—	(2.8)	8.3
Product Sales
Natural gas	29.7	—	30.2	(11.4)	48.5
Crude oil	241.8	—	581.5	(59.3)	764.0
NGLs	22.3	—	355.4	(7.3)	370.4
Other	—	2.3	0.3	(1.8)	0.8
Total Topic 606 revenues	460.2	19.5	979.2	(85.0)	1,373.9
Non-Topic 606 revenues(1)	—	—	144.7	—	144.7
Total revenues	$460.2	$19.5	$1,123.9	$(85.0)	$1,518.6

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Six Months Ended June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$69.3	$—	$—	$—	$69.3
Crude oil	18.6	—	—	—	18.6
Water	25.8	—	—	—	25.8
Processing
Natural gas	5.4	—	—	—	5.4
NGLs	—	—	4.1	—	4.1
Compression
Natural gas	15.5	—	—	—	15.5
Storage
Crude oil	0.9	1.8	—	(0.5)	2.2
NGLs	—	—	5.5	—	5.5
Pipeline
Crude oil	—	2.6	—	(1.0)	1.6
Transportation
Crude oil	1.2	—	2.9	—	4.1
NGLs	—	—	19.4	—	19.4
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	8.7	—	(2.5)	6.2
NGLs	—	—	2.2	—	2.2
Product Sales
Natural gas	25.3	—	16.7	(6.7)	35.3
Crude oil	477.6	—	456.6	(69.3)	864.9
NGLs	42.9	—	712.0	(10.7)	744.2
Other	—	0.7	—	(0.5)	0.2
Total Topic 606 revenues	682.5	13.8	1,219.6	(91.2)	1,824.7
Non-Topic 606 revenues(1)	—	—	130.8	—	130.8
Total revenues	$682.5	$13.8	$1,350.4	$(91.2)	$1,955.5

(1)	Represents revenues related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

Note 15 – Condensed Consolidating Financial Information

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.4	$—	$0.1	$—	$1.5
Accounts receivable	—	173.2	21.8	—	195.0
Inventory	—	33.2	—	—	33.2
Other current assets	—	35.7	0.5	—	36.2
Total current assets	1.4	242.1	22.4	—	265.9

Property, plant and equipment, net	—	2,269.7	619.9	—	2,889.6
Goodwill and intangible assets, net	—	671.5	387.5	—	1,059.0
Operating lease right-of-use assets, net	—	56.6	2.9	—	59.5
Investment in consolidated affiliates	4,305.4	—	—	(4,305.4)	—
Investment in unconsolidated affiliates	—	—	971.9	—	971.9
Other non-current assets	—	2.1	—	—	2.1
Total assets	$4,306.8	$3,242.0	$2,004.6	$(4,305.4)	$5,248.0

Liabilities and capital
Current liabilities:
Accounts payable	$—	$133.5	$25.5	$—	$159.0
Other current liabilities	27.4	97.9	9.0	—	134.3
Total current liabilities	27.4	231.4	34.5	—	293.3

Long-term liabilities:
Long-term debt, less current portion	2,131.2	—	—	—	2,131.2
Other long-term liabilities	—	162.9	87.2	—	250.1
Deferred income taxes	—	0.8	—	—	0.8
Total liabilities	2,158.6	395.1	121.7	—	2,675.4

Interest of non-controlling partner in subsidiary	—	—	424.4	—	424.4
Partners’ capital	2,148.2	2,846.9	1,458.5	(4,305.4)	2,148.2
Total liabilities and capital	$4,306.8	$3,242.0	$2,004.6	$(4,305.4)	$5,248.0

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.2	$—	$—	$—	$0.2
Restricted cash	16.3	—	—	—	16.3
Accounts receivable	—	246.3	19.9	(16.3)	249.9
Inventory	—	64.6	—	—	64.6
Other current assets	—	46.0	—	—	46.0
Total current assets	16.5	356.9	19.9	(16.3)	377.0

Property, plant and equipment, net	—	2,202.3	—	—	2,202.3
Goodwill and intangible assets, net	—	692.4	—	—	692.4
Investment in consolidated affiliates	3,800.4	—	—	(3,800.4)	—
Investment in unconsolidated affiliates	—	—	1,188.2	—	1,188.2
Other non-current assets	—	2.1	—	—	2.1
Total assets	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Liabilities and capital
Current liabilities:
Accounts payable	$16.3	$210.5	$—	$(16.3)	$210.5
Other current liabilities	20.0	81.8	16.2	—	118.0
Total current liabilities	36.3	292.3	16.2	(16.3)	328.5

Long-term liabilities:
Long-term debt, less current portion	1,752.4	—	—	—	1,752.4
Other long-term liabilities	—	114.0	57.0	—	171.0
Deferred income taxes	—	0.6	—	—	0.6
Total liabilities	1,788.7	406.9	73.2	(16.3)	2,252.5

Interest of non-controlling partner in subsidiary	—	—	181.3	—	181.3
Partners’ capital	2,028.2	2,846.8	953.6	(3,800.4)	2,028.2
Total partners’ capital	2,028.2	2,846.8	1,134.9	(3,800.4)	2,209.5
Total liabilities and capital	$3,816.9	$3,253.7	$1,208.1	$(3,816.7)	$4,462.0

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$663.2	$20.2	$—	$683.4
Costs of product/services sold	—	537.2	—	—	537.2
Operating expenses and other:
Operations and maintenance	—	27.5	7.2	—	34.7
General and administrative	9.7	11.2	—	—	20.9
Depreciation, amortization and accretion	—	43.0	9.7	—	52.7
Gain on acquisition	—	—	(209.4)	—	(209.4)
	9.7	81.7	(192.5)	—	(101.1)
Operating income (loss)	(9.7)	44.3	212.7	—	247.3
Earnings from unconsolidated affiliates, net	—	—	3.7	—	3.7
Interest and debt expense, net	(28.0)	0.2	—	—	(27.8)
Equity in net income (loss) of subsidiaries	250.0	—	—	(250.0)	—
Income (loss) before income taxes	212.3	44.5	216.4	(250.0)	223.2
Provision for income taxes	—	(0.3)	—	—	(0.3)
Net income (loss)	212.3	44.2	216.4	(250.0)	222.9
Net income attributable to non-controlling partner in subsidiary	—	—	10.6	—	10.6
Net income (loss) attributable to Crestwood Midstream Partners LP	$212.3	$44.2	$205.8	$(250.0)	$212.3

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$840.5	$—	$—	$840.5
Costs of product/services sold	—	725.4	—	—	725.4
Operating expenses:
Operations and maintenance	—	31.9	—	—	31.9
General and administrative	12.1	10.4	—	—	22.5
Depreciation, amortization and accretion	—	47.4	—	—	47.4
Loss on long-lived assets, net	—	24.4	—	—	24.4
	12.1	114.1	—	—	126.2
Operating income (loss)	(12.1)	1.0	—	—	(11.1)
Earnings from unconsolidated affiliates, net	—	—	12.0	—	12.0
Interest and debt expense, net	(24.3)	—	—	—	(24.3)
Equity in net income (loss) of subsidiaries	8.9	—	—	(8.9)	—
Income (loss) before income taxes	(27.5)	1.0	12.0	(8.9)	(23.4)
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	(27.5)	0.9	12.0	(8.9)	(23.5)
Net income attributable to non-controlling partner in subsidiary	—	—	4.0	—	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$(27.5)	$0.9	$8.0	$(8.9)	$(27.5)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,498.4	$20.2	$—	$1,518.6
Costs of product/services sold	—	1,232.8	—	—	1,232.8
Operating expenses and other:
Operations and maintenance	—	56.1	7.2	—	63.3
General and administrative	28.4	28.5	—	—	56.9
Depreciation, amortization and accretion	—	86.4	9.7	—	96.1
Loss on long-lived assets, net	—	2.0	—	—	2.0
Gain on acquisition	—	—	(209.4)	—	(209.4)
	28.4	173.0	(192.5)	—	8.9
Operating income (loss)	(28.4)	92.6	212.7	—	276.9
Earnings from unconsolidated affiliates, net	—	—	10.6	—	10.6
Interest and debt expense, net	(52.7)	—	—	—	(52.7)
Equity in net income (loss) of subsidiaries	301.0	—	—	(301.0)	—
Income (loss) before income taxes	219.9	92.6	223.3	(301.0)	234.8
Provision for income taxes	—	(0.3)	—	—	(0.3)
Net income (loss)	219.9	92.3	223.3	(301.0)	234.5
Net income attributable to non-controlling partner in subsidiary	—	—	14.6	—	14.6
Net income (loss) attributable to Crestwood Midstream Partners LP	$219.9	$92.3	$208.7	$(301.0)	$219.9

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,955.5	$—	$—	$1,955.5
Costs of product/services sold	—	1,691.2	—	—	1,691.2
Operating expenses:
Operations and maintenance	—	66.4	—	—	66.4
General and administrative	27.7	17.6	—	—	45.3
Depreciation, amortization and accretion	—	95.2	—	—	95.2
Loss on long-lived assets, net	—	24.1	—	—	24.1
	27.7	203.3	—	—	231.0
Operating income (loss)	(27.7)	61.0	—	—	33.3
Earnings from unconsolidated affiliates, net	—	—	24.4	—	24.4
Interest and debt expense, net	(48.7)	—	—	—	(48.7)
Equity in net income (loss) of subsidiaries	77.3	—	—	(77.3)	—
Income (loss) before income taxes	0.9	61.0	24.4	(77.3)	9.0
Provision for income taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	0.9	60.9	24.4	(77.3)	8.9
Net income attributable to non-controlling partner in subsidiary	—	—	8.0	—	8.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$0.9	$60.9	$16.4	$(77.3)	$0.9

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(87.1)	$309.5	$(27.3)	$—	$195.1

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(462.1)	—	(462.1)
Purchases of property, plant and equipment	—	(127.7)	(77.0)	—	(204.7)
Investment in unconsolidated affiliates	—	—	(40.9)	—	(40.9)
Capital distributions from unconsolidated affiliates	—	—	24.2	—	24.2
Capital contributions to consolidated affiliates	(217.1)	—	—	217.1	—
Other	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) investing activities	(217.1)	(128.2)	(555.8)	217.1	(684.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,544.0	—	—	—	1,544.0
Payments on long-term debt	(1,159.1)	(0.4)	—	—	(1,159.5)
Payments on finance leases	—	(1.9)	—	—	(1.9)
Payments for debt-related deferred costs	(9.0)	—	—	—	(9.0)
Net proceeds from the issuance of non-controlling interest	—	—	235.0	—	235.0
Distributions to partners	(117.5)	—	(6.6)	—	(124.1)
Contributions from parent	—	—	217.1	(217.1)	—
Taxes paid for unit-based compensation vesting	—	(10.6)	—	—	(10.6)
Change in intercompany balances	30.7	(168.4)	137.7	—	—
Net cash provided by (used in) financing activities	289.1	(181.3)	583.2	(217.1)	473.9

Net change in cash and restricted cash	(15.1)	—	0.1	—	(15.0)
Cash and restricted cash at beginning of period	16.5	—	—	—	16.5
Cash and restricted cash at end of period	$1.4	$—	$0.1	$—	$1.5

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(72.6)	$212.9	$24.1	$—	$164.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.4)	(116.3)	—	—	(118.7)
Investment in unconsolidated affiliates	—	—	(6.9)	—	(6.9)
Capital distributions from unconsolidated affiliates	—	—	23.9	—	23.9
Net proceeds from sale of assets	—	6.8	—	—	6.8
Capital distributions from consolidated affiliates	37.8	—	—	(37.8)	—
Net cash provided by (used in) investing activities	35.4	(109.5)	17.0	(37.8)	(94.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	847.1	—	—	—	847.1
Payments on long-term debt	(780.3)	(0.7)	—	—	(781.0)
Payments on capital leases	—	(0.7)	—	—	(0.7)
Distributions to partners	(120.0)	—	(3.3)	—	(123.3)
Distributions to parent	—	—	(37.8)	37.8	—
Taxes paid for unit-based compensation vesting	—	(6.9)	—	—	(6.9)
Change in intercompany balances	95.1	(95.1)	—	—	—
Net cash provided by (used in) financing activities	41.9	(103.4)	(41.1)	37.8	(64.8)

Net change in cash and restricted cash	4.7	—	—	—	4.7
Cash and restricted cash at beginning of period	1.0	—	—	—	1.0
Cash and restricted cash at end of period	$5.7	$—	$—	$—	$5.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Powder River Basin. On April 9, 2019, Crestwood Niobrara, our consolidated subsidiary, acquired Williams’ 50% equity interest in Jackalope for approximately $484.6 million. The acquisition of the remaining 50% equity interest in Jackalope was financed through a combination of borrowings under the CMLP credit facility and the issuance of $235 million in new preferred units to Jackalope Holdings. Crestwood Midstream Operations will provide field operations and construction management services for Jackalope. For a further discussion of the acquisition of the remaining 50% equity interest in Jackalope, see Item 1. Financial Statements, Notes 3 and 10.

In the Powder River Basin, our Jackalope system continues to benefit from increased drilling activity and better than anticipated well results. We are expanding the Jackalope gathering system and Bucking Horse processing plant to increase processing capacity to 345 MMcf/d in late 2019/early 2020. The Phase 2 Jackalope expansion also includes gathering, compression and a second processing plant which will add an additional 200 MMcf/d of processing capacity to the Jackalope system.

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

Regulatory Matters

Our regulatory matters are discussed in our 2018 Annual Report on Form 10-K and there have been no material changes in those matters from December 31, 2018 to June 30, 2019.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus interest and debt expense, net and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, gains on acquisitions, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment of our Marketing, Supply and Logistics and Corporate operations and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and six months ended June 30, 2019 and 2018 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$683.4	$840.5	$1,518.6	$1,955.5	$683.4	$840.5	$1,518.6	$1,955.5
Costs of product/services sold	537.2	725.4	1,232.8	1,691.2	537.2	725.4	1,232.8	1,691.2
Operations and maintenance expense	34.7	31.9	63.3	66.4	34.7	31.9	63.3	66.4
General and administrative expense	22.3	23.4	59.5	47.3	20.9	22.5	56.9	45.3
Depreciation, amortization and accretion	49.3	44.5	89.1	89.6	52.7	47.4	96.1	95.2
Loss on long-lived assets, net	—	(24.4)	(2.0)	(24.1)	—	(24.4)	(2.0)	(24.1)
Gain on acquisition	209.4	—	209.4	—	209.4	—	209.4	—
Operating income (loss)	249.3	(9.1)	281.3	36.9	247.3	(11.1)	276.9	33.3
Earnings from unconsolidated affiliates, net	3.7	12.0	10.6	24.4	3.7	12.0	10.6	24.4
Interest and debt expense, net	(27.8)	(24.3)	(52.7)	(48.7)	(27.8)	(24.3)	(52.7)	(48.7)
Other income, net	0.1	0.1	0.2	0.2	—	—	—	—
Provision for income taxes	(0.3)	(0.2)	(0.3)	(0.2)	(0.3)	(0.1)	(0.3)	(0.1)
Net income (loss)	225.0	(21.5)	239.1	12.6	222.9	(23.5)	234.5	8.9
Add:
Interest and debt expense, net	27.8	24.3	52.7	48.7	27.8	24.3	52.7	48.7
Provision for income taxes	0.3	0.2	0.3	0.2	0.3	0.1	0.3	0.1
Depreciation, amortization and accretion	49.3	44.5	89.1	89.6	52.7	47.4	96.1	95.2
EBITDA	302.4	47.5	381.2	151.1	303.7	48.3	383.6	152.9
Unit-based compensation charges	11.3	10.3	28.6	17.5	11.3	10.3	28.6	17.5
Loss on long-lived assets, net	—	24.4	2.0	24.1	—	24.4	2.0	24.1
Gain on acquisition	(209.4)	—	(209.4)	—	(209.4)	—	(209.4)	—
Earnings from unconsolidated affiliates, net	(3.7)	(12.0)	(10.6)	(24.4)	(3.7)	(12.0)	(10.6)	(24.4)
Adjusted EBITDA from unconsolidated affiliates, net	14.0	21.9	33.6	44.0	14.0	21.9	33.6	44.0
Change in fair value of commodity inventory-related derivative contracts	3.7	10.1	4.8	(10.1)	3.7	10.1	4.8	(10.1)
Significant transaction and environmental related costs and other items	3.0	0.7	6.4	2.4	3.0	0.7	6.4	2.4
Adjusted EBITDA	$121.3	$102.9	$236.6	$204.6	$122.6	$103.7	$239.0	$206.4

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net cash provided by operating activities	$63.0	$11.3	$193.9	$160.0	$64.2	$13.0	$195.1	$164.4
Net changes in operating assets and liabilities	17.8	48.7	(35.0)	(12.8)	18.0	47.9	(33.9)	(15.2)
Amortization of debt-related deferred costs	(1.5)	(1.8)	(2.9)	(3.6)	(1.5)	(1.8)	(2.9)	(3.6)
Interest and debt expense, net	27.8	24.3	52.7	48.7	27.8	24.3	52.7	48.7
Unit-based compensation charges	(11.3)	(10.3)	(28.6)	(17.5)	(11.3)	(10.3)	(28.6)	(17.5)
Loss on long-lived assets, net	—	(24.4)	(2.0)	(24.1)	—	(24.4)	(2.0)	(24.1)
Gain on acquisition	209.4	—	209.4	—	209.4	—	209.4	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(3.0)	(0.4)	(6.3)	0.2	(3.0)	(0.4)	(6.3)	0.2
Deferred income taxes	(0.1)	—	(0.3)	0.2	(0.2)	—	(0.2)	0.1
Provision for income taxes	0.3	0.2	0.3	0.2	0.3	0.1	0.3	0.1
Other non-cash income	—	(0.1)	—	(0.2)	—	(0.1)	—	(0.2)
EBITDA	302.4	47.5	381.2	151.1	303.7	48.3	383.6	152.9
Unit-based compensation charges	11.3	10.3	28.6	17.5	11.3	10.3	28.6	17.5
Loss on long-lived assets, net	—	24.4	2.0	24.1	—	24.4	2.0	24.1
Gain on acquisition	(209.4)	—	(209.4)	—	(209.4)	—	(209.4)	—
Earnings from unconsolidated affiliates, net	(3.7)	(12.0)	(10.6)	(24.4)	(3.7)	(12.0)	(10.6)	(24.4)
Adjusted EBITDA from unconsolidated affiliates, net	14.0	21.9	33.6	44.0	14.0	21.9	33.6	44.0
Change in fair value of commodity inventory-related derivative contracts	3.7	10.1	4.8	(10.1)	3.7	10.1	4.8	(10.1)
Significant transaction and environmental related costs and other items	3.0	0.7	6.4	2.4	3.0	0.7	6.4	2.4
Adjusted EBITDA	$121.3	$102.9	$236.6	$204.6	$122.6	$103.7	$239.0	$206.4

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$199.7	$4.9	$478.8	$255.5	$5.1	$579.9
Intersegment revenues	25.4	3.2	(28.6)	45.4	2.5	(47.9)
Costs of product/services sold	108.9	—	428.3	208.8	0.1	516.5
Operations and maintenance expenses	24.6	0.9	9.2	17.8	0.8	13.3
Loss on long-lived assets, net	(0.2)	—	—	—	—	(24.4)
Gain on acquisition	209.4	—	—	—	—	—
Earnings (loss) from unconsolidated affiliates, net	(2.8)	6.5	—	4.5	7.5	—
EBITDA	$298.0	$13.7	$12.7	$78.8	$14.2	$(22.2)

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$382.0	$12.7	$1,123.9	$595.8	$9.3	$1,350.4
Intersegment revenues	78.2	6.8	(85.0)	86.7	4.5	(91.2)
Costs of product/services sold	246.9	—	985.9	496.5	0.2	1,194.5
Operations and maintenance expenses	42.7	1.9	18.7	35.5	1.6	29.3
Gain (loss) on long-lived assets, net	(2.0)	—	(0.2)	0.1	—	(24.2)
Gain on acquisition	209.4	—	—	—	—	—
Earnings (loss) from unconsolidated affiliates, net	(3.0)	13.6	—	10.2	14.2	—
EBITDA	$375.0	$31.2	$34.1	$160.8	$26.2	$11.2

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2019 compared to the same periods in 2018.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $219.2 million and $214.2 million during the three and six months ended June 30, 2019 compared to the same periods in 2018. Our gathering and processing segment’s EBITDA was impacted by a $209.4 million gain recorded during the three months ended June 30, 2019 which related to the acquisition of the remaining 50% equity interest in Jackalope. See Item. Financial Statements, Note 3 for a further discussion of the Jackalope Acquisition.

In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams, and as a result, we began reflecting 100% of the operating results of Jackalope in our operating results. During the three and six months ended June 30, 2019, we recognized revenues of approximately $20.2 million related to our Jackalope operations. Our gathering and processing segment’s revenues (excluding the impact related to our Jackalope operations) decreased by approximately $96.0 million and $242.5 million during the three and six months ended June 30, 2019 compared to the same periods in 2018, while our costs of product/services sold decreased by approximately $99.9 million and $249.6 million during those same periods. The remaining variances were primarily driven by our Arrow operations which experienced lower average prices on its agreements under which it purchases and sells crude oil as a result of the decrease in crude oil prices during the three and six month ended June 30, 2019 compared to the same periods in 2018. Our costs of product/services sold decreased faster than our revenues period over period due to the offsetting impact of increasing volumes, which during the six months ended June 30, 2019, natural gas, crude oil and water volumes gathered by our Arrow system increased by 17%, 16% and 45%, respectively, compared to the same period in 2018.

Our gathering and processing segment’s operations and maintenance expenses increased by approximately $7 million during both the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the Jackalope Acquisition.

Our gathering and processing segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $7.3 million and $13.2 million during the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease was primarily driven by a $4.0 million and $10.1 million decrease in equity earnings from Crestwood Permian resulting from lower average prices on certain of its gathering contracts due to higher transportation and fractionation fees during the first half of 2019 compared to the same period in 2018, and lower gathering and processing volumes due to producer well shut-ins during the second quarter of 2019 that resulted from declining regional natural gas prices. Also impacting the decrease in equity earnings from Crestwood Permian was a loss of approximately $2.3 million on the retirement of certain of its gathering and processing assets and an increase in its depreciation, amortization and accretion expense due to placing its Orla processing plant into service in mid-2018. Our gathering and processing segment also experienced lower equity earnings from Jackalope of approximately $3 million during both the three and six months June 30, 2019 compared to 2018 due to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by $0.5 million during the three months ended June 30, 2019 compared to the same period in 2018, while we experienced an increase in EBITDA of approximately $5.0 million during the six months ended June 30, 2019 compared to the same period in 2018. Revenues from our COLT Hub operations increased by $0.5 million and $5.7 million during the three and six months ended June 30, 2019 compared to the same periods in 2018. During the six months ended June 30, 2019, we recognized approximately $4.9 million of revenues under a take-or-pay contract with one of our rail loading customers that expires in 2019. In addition, during the three and six months ended June 30, 2019, COLT’s rail loading volumes increased by 38% and 49% compared to the same periods in 2018 due to higher demand for rail loading services resulting from higher Bakken crude oil production and higher basis differentials between the Bakken and the U.S. western and eastern markets.

Our storage and transportation segment’s operations and maintenance expenses were relatively flat during the three and six months ended June 30, 2019 compared to the same periods in 2018.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates during the three and six months ended June 30, 2019 compared to the same periods in 2018. Earnings from our Stagecoach Gas equity investment decreased by $0.6 million during the three months ended June 30, 2019 compared to the same period in 2018 due to the renewal of certain of its storage contracts at lower rates given market conditions in the Northeast, while our earnings from Stagecoach Gas increased by $0.7 million during the six months ended June 30, 2019 compared to the same period in 2018 due to our share its equity earnings increasing from 35% to 40% effective July 1, 2018. Effective July 1, 2019, our equity earnings from Stagecoach Gas will be allocated based on our ownership percentage, which is currently 50%. During the three and six months ended June 30, 2019, equity earnings from our PRBIC equity investment decreased by approximately $0.5 million and $1.2 million due to the expiration of a rail loading contract with one of its customers in mid-2018.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $34.9 million and $22.9 million during the three and six months ended June 30, 2019 compared to the same periods in 2018. The comparability of our marketing, supply and logistics segment’s EBITDA period over period was impacted by a $24.4 million loss on sale of long-lived assets recorded during the second quarter of 2018 primarily related to the sale of our West Coast facilities. In addition, our marketing, supply and logistics segment’s EBITDA was also impacted by lower revenues of approximately $81.8 million and $220.3 million during the three and six months ended June 30, 2019 and lower costs of product/services sold of approximately $88.2 million and $208.6 million during those same periods.

Our marketing, supply and logistics results for the three and six months ended June 30, 2019 were impacted by the sale of our West Coast assets in late 2018, which resulted in lower revenues of approximately $49.3 million and $147.5 million and lower costs of product/services sold of approximately $47.4 million and $137.4 million compared to the same periods in 2018. In addition, the sale of the West Coast assets was the primary driver for the lower operations and maintenance expenses of approximately $4.1 million and $10.6 million during the three and six months ended June 30, 2019 compared to the same periods in 2018.

Our NGL marketing and logistics operations (other than West Coast) experienced a reduction in its revenues during the three and six months ended June 30, 2019 of approximately $67.3 million and $198.1 million compared to the same periods in 2018 and a reduction in its costs of product/services sold of approximately $72.4 million and $186.9 million during those same periods primarily as a result of decreasing NGL prices. NGL prices decreased due to a combination of record high NGL production and constrained NGL infrastructure. These market conditions allowed our NGL marketing and logistics operations to utilize our trucking, rail and storage assets to economically source seasonal inventory and create strong margin for delivery into forward markets during the quarter ended June 30, 2019. Included in our costs of product/services sold was a gain of approximately $9.9 million and $7.0 million during the three and six months ended June 30, 2019, and a loss of approximately $6.4 million and a gain of approximately $1.4 million during the three and six months ended June 30, 2018 related to the change in fair value of our derivative instruments.

Our crude and natural gas marketing operations experienced an increase in its revenues of approximately $34.8 million and $125.3 million during the three and six months ended June 30, 2019 compared to the same periods in 2018, and an increase in its costs of product/services sold of approximately $31.6 million and $115.7 million during those same periods. These increases were driven by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Other EBITDA Results

General and Administrative Expenses. During the six months ended June 30, 2019, our general and administrative expenses increased by approximately $12 million compared to the same period in 2018, primarily due to an increase in unit-based compensation charges based on the acceleration of certain awards due to the Corporate restructuring that occurred in early 2019, higher average awards outstanding under our long-term incentive plans and the impact of higher allocations of unit-based compensation costs from Crestwood Holdings. General and administrative expenses were approximately $2 million lower during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to ongoing cost-reduction efforts, including the Corporate restructuring mentioned above.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended June 30, 2019, our depreciation, amortization and accretion expense increased by approximately $5 million compared to the same period in 2018, primarily due to the Jackalope Acquisition partially offset by the sale of the West Coast assets in late 2018.

Interest and Debt Expense, Net. During the both three and six months ended June 30, 2019, interest and debt expense, net increased by approximately $4 million compared to the same periods in 2018 due to the issuance of the 2027 Senior Notes in April 2019 and higher average outstanding balances on our credit facility that were primarily utilized to fund growth capital expenditures during the first half of 2019.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Credit facility	$5.7	$5.4	$13.6	$10.4
Senior notes	25.2	18.2	43.3	36.3
Other debt-related costs	1.6	1.8	3.2	3.6
Gross interest and debt expense	32.5	25.4	60.1	50.3
Less: capitalized interest	4.7	1.1	7.4	1.6
Interest and debt expense, net	$27.8	$24.3	$52.7	$48.7

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

We make cash quarterly distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay cash quarterly distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $9 million to our non-controlling partner. We believe our operating cash flows will well exceed cash distributions to our partners, preferred unitholders and non-controlling partner at current levels, and as a result, we will have substantial operating cash flows as a source of liquidity for our growth capital expenditures.

In April 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope for approximately $484.6 million. The acquisition of the remaining 50% equity interest in Jackalope was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to Jackalope Holdings. Contemporaneously with the closing of the remaining interest in Jackalope, Crestwood Midstream entered into the First Amendment to the Second Amended and Restated Credit Agreement to modify certain defined terms and calculations, among other things, to account for the Jackalope acquisition. The other debt covenants under the amended credit agreement are materially consistent with the credit facility that existed at December 31, 2018.

As of June 30, 2019, we had $655.7 million of available capacity under the credit facility considering the most restrictive debt covenants in the credit agreement. As of June 30, 2019, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes.

In April 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027. The net proceeds from this offering of approximately $591.1 million were used to repay a portion of the outstanding borrowings under the CMLP credit facility, which included approximately $250 million of borrowings that were used to fund the acquisition of the remaining 50% equity interest in Jackalope.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$193.9	$160.0
Net cash used in investing activities	$(684.0)	$(94.9)
Net cash provided by (used in) financing activities	$475.0	$(60.3)

Operating Activities

Our operating cash flows increased by approximately $33.9 million during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by an increase in our gathering and processing segment’s revenues of approximately $20.2 million related to our Jackalope operations as a result of the acquisition of the remaining 50% equity interest in Jackalope as discussed above in Segment Results.

Investing Activities

Acquisition. On April 9, 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope for approximately $462.1 million, net of cash acquired of approximately $22.5 million. See Item 1. Financial Statements, Note 3 for a further discussion of this acquisition.

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

Adjusting for the acquisition of the remaining 50% equity interest in Jackalope, we currently estimate that our growth capital expenditures during 2019 will be approximately $425 million to $475 million. We anticipate that our growth and reimbursable capital expenditures for the remainder of 2019 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified growth capital project opportunities for our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the six months ended June 30, 2019 (in millions).

Growth capital	$172.5
Maintenance capital	7.4
Other (1)	24.8
Purchases of property, plant and equipment	$204.7

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2019, we contributed approximately $10.0 million to our Crestwood Permian equity investment primarily to fund its expansion projects and contributed $6.5 million to our Tres Holdings and PRBIC equity investments for other operating purposes. We also contributed approximately $24.4 million to our Jackalope equity investment prior to our acquisition of the remaining 50% equity interest in Jackalope from Williams, and this contribution was primarily utilized by us after its consolidation to fund Jackalope’s consolidated growth capital expenditures. See Item 1. Financial Statements, Note 3 for a further discussion of this acquisition.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2019, included the following:

Equity Transactions

•
During the six months ended June 30, 2019, Crestwood Niobrara issued $235 million in new Series A-3 Preferred Units to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams. For a further discussion of this transaction, see Item 1. Financial Statements, Note 10;

•	During the six months ended June 30, 2019 and 2018, we distributed approximately $6.6 million and $3.3 million to Crestwood Niobrara’s preferred interest holder; and

•
During the six months ended June 30, 2019, our taxes paid for unit-based compensation vesting increased by approximately $3.7 million compared to the same period in 2018, primarily due to higher vesting of unit-based compensation awards.

Debt Transactions

•
During the six months ended June 30, 2019, our debt-related transactions resulted in net borrowings of approximately$375.5 million compared to net borrowings of approximately $66.1 million during the same period in 2018. The net increase during 2019 was primarily driven by the issuance of $600 million unsecured senior notes due 2027, partially offsetting by a decrease of approximately $215.2 million in borrowings under the Crestwood Midstream’s credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2018 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2018 to June 30, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 2, 2019	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 2, 2019	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)