Form 10-K
period 2019-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2020-02-21
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(832) 519-2200
(Registrant’s telephone number, including area code)
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of each exchange on which registered
Crestwood Equity Partners LP	Common Units representing limited partnership interests	CEQP	New York Stock Exchange
Crestwood Equity Partners LP	Preferred Units representing limited partner interests	CEQP-P	New York Stock Exchange
Crestwood Midstream Partners LP	None	None	None
Securities registered pursuant to Section 12(g) of the Act:

Crestwood Equity Partners LP	None
Crestwood Midstream Partners LP	None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Crestwood Equity Partners LP	Yes	☒	No	☐
Crestwood Midstream Partners LP	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019).

Crestwood Equity Partners LP	$1.8 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 10, 2020).

Crestwood Equity Partners LP	$26.45 per common unit	72,725,966
Crestwood Midstream Partners LP	None	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	None
Crestwood Midstream Partners LP	None
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

PART I

Item 1. Business

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, and (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries. Unless otherwise indicated, information contained herein is reported as of December 31, 2019.

Introduction

Crestwood Equity, a Delaware limited partnership formed in March 2001, is a master limited partnership (MLP) that develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. Headquartered in Houston, Texas, we provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets that connect fundamental energy supply with energy demand across North America. Our primary business objective is to maximize the value of Crestwood for our unitholders. Crestwood Equity’s common units representing limited partner interests are listed on the NYSE under the symbol “CEQP” and its preferred units representing limited partner interests are listed on the NYSE under the symbol “CEQP-P.”

Crestwood Equity is a holding company. All of our consolidated operating assets are owned by or through our wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership. In addition, through our equity investments in joint ventures, we have ownership interests in their respective operating assets. Our operating assets, including those of our joint ventures, primarily include:

•
natural gas facilities with approximately 3.3 Bcf/d of gathering capacity, 1.0 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity and 1.8 Bcf/d of operational transportation capacity;

•	crude oil facilities with approximately 150,000 Bbls/d of gathering capacity, 1.9 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity and 180,000 Bbls/d of rail loading capacity;

•
NGL facilities with approximately 2.6 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 1.3 MMBbls/d of NGLs; and

•	produced water gathering facilities with approximately 110,000 Bbls/d of gathering capacity.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2019:

Crestwood Holdings Partners, LLC (Delaware)
FR Crestwood Management Co-Investment LLC (Delaware)
Crestwood Holdings LLC (Delaware)
99% LP
100%GP
100%
Crestwood Marcellus Holdings LLC (Delaware)
Crestwood Holdings LP (Delaware)
1% LP
Crestwood Gas Services Holdings LLC (Delaware)
9,985,462 Common
438,789 Subordinated LP
Crestwood Equity GP LLC (Delaware)
Preferred Units
Public and Insiders
Non-Economic GP Interest
54,374,242
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
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Crestwood Equity. Crestwood Equity GP LLC, which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings, which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), also owns approximately 25% of Crestwood Equity’s common units and all of its subordinated units as of December 31, 2019.

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

Our Assets

Our financial statements reflect three operating and reporting segments, including (i) gathering and processing (G&P); (ii) storage and transportation (S&T); and (iii) marketing, supply and logistics (MS&L), which are described below.

Gathering and Processing

Our G&P operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, Wyoming, West Virginia, Texas, New Mexico and Arkansas. This segment primarily includes our operations and an investment that own (i) our crude oil, natural gas and produced water gathering systems in the Bakken Shale play; (ii) rich gas gathering systems and processing plants in the Bakken, Powder River Basin, Marcellus, Barnett and Delaware Permian Shale plays; and (iii) dry gas gathering systems in the Barnett, Fayetteville and Delaware Permian Shale plays.

The table below summarizes certain information about our G&P operations (including our equity investment and its operations) as of December 31, 2019:

Shale Play (State)	Counties	Pipeline (Miles)	Gathering Capacity	2019 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Bakken North Dakota	McKenzie and Dunn	702(1)	150 MMcf/d - natural gas gathering 150 MBbls/d - crude oil gathering 110 MBbls/d - water gathering	88 MMcf/d - natural gas gathering 104 MBbls/d - crude oil gathering 69 MBbls/d - produced water gathering	79,520	2	150	150,000
Powder River Basin Wyoming	Converse	255	199 MMcf/d	145 MMcf/d	65,335	1	145	289,000
Marcellus West Virginia	Harrison and Doddridge	74	875 MMcf/d	296 MMcf/d	131,380	—	—	140,000
Barnett Texas	Hood, Somervell, Tarrant, Johnson and Denton	507	925 MMcf/d	248 MMcf/d	153,465	1	425	140,000
Fayetteville Arkansas	Conway, Faulkner, Van Buren, and White	173	510 MMcf/d	33 MMcf/d	18,670	—	—	143,000
Delaware Permian (2) New Mexico/Texas	Eddy (New Mexico) Loving, Reeves, Ward, Culberson (Texas)	295	650 MMcf/d	182 MMcf/d	86,410 (3)	2	255	329,000

(1)	Consists of 311 miles of natural gas gathering pipeline, 195 miles of crude oil gathering pipeline, and 196 miles of produced water gathering pipeline.

(2)
Our Delaware Permian assets in New Mexico and Texas are owned by Crestwood Permian Basin Holdings LLC (Crestwood Permian), our 50% equity method investment, and its equity method investment, Crestwood Permian Basin LLC (Crestwood Permian Basin).

(3)	Includes 55,080 HP that is owned and operated by a third party under a compression services agreement.

We generate G&P revenues predominantly under fee-based contracts, which minimizes our commodity price exposure and provides less volatile operating performance and cash flows. Our principal G&P systems are described below.

Bakken

We own and operate an integrated crude oil, natural gas and produced water gathering system and gas processing facility (the Arrow system) in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota, some of which is located on the Fort Berthold Indian Reservation.  Located approximately 60 miles southeast of the COLT Hub, the Arrow system connects to our COLT Hub through the Kinder Morgan Inc.’s (Kinder Morgan) Double H Pipeline system and Tesoro High Plains Pipeline Company LLC, a subsidiary of Marathon Petroleum Corporation (Marathon), crude oil pipeline systems, as well as to Patoka, Illinois and Gulf Coast markets through the Dakota Access Pipeline (DAPL) interstate pipeline system.  The Arrow system consists of approximately 702 miles of low-pressure gathering pipelines, a 23-acre central delivery point with 266,000 Bbls of crude oil working storage capacity and multiple pipeline take-away outlets, salt water disposal wells, as well as a 150 MMcf/d natural gas processing facility (Bear Den) and associated pipelines that fulfill 100% of the processing requirements for producers on the Arrow system. Our operations are anchored by long-term gathering contracts and our underlying contracts largely provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

Powder River Basin

In April 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope, and as a result of the acquisition, Crestwood Niobrara controls and owns 100% of the equity interest in Jackalope. The Jackalope gas gathering system serves a 289,000 gross acre dedication operated by Chesapeake Energy Corporation (Chesapeake) in Converse County, Wyoming. The Jackalope system consists of approximately 255 miles of gathering pipelines, 65,335 horsepower of compression and a 145 MMcf/d processing plant (Bucking Horse). The system connects to 160 well pads and is supported by a 20-year gathering and processing agreement with Chesapeake that includes minimum revenue guarantees for a five to seven year period. We are expanding the Jackalope system and the Bucking Horse plant to include gathering, compression and a second 200 MMcf/d processing plant which will increase processing capacity to 345 MMcf/d in early 2020.

Marcellus

We own and operate natural gas gathering and compression systems in Harrison and Doddridge Counties, West Virginia. These systems consist of 74 miles of low pressure gathering lines and nine compression and dehydration stations with 131,380 horsepower. Through these systems, we provide midstream services under long-term, fixed-fee contracts across two operating areas: our eastern area of operation (East AOD), where we are the exclusive gatherer, and our western area of operation (West AOD), where we provide compression services.

In the East AOD, we provide gathering, dehydration and compression services on a fixed-fee basis. We gather and ultimately redeliver our customers’ natural gas to MarkWest Energy Partners, L.P.’s Sherwood gas processing plant and various regional pipeline systems. In the West AOD, we provide compression and dehydration services on a fixed-fee basis predominantly utilizing our West Union and Victoria compressor stations, each with a maximum capacity of 120 MMcf/d. Our agreements provide for a minimum volume commitment of approximately 50% of the throughput capacity of each compressor station through 2021.

Barnett

We own and operate three systems in the Barnett Shale, including the Cowtown, Lake Arlington and the Alliance systems. Our Cowtown system, which is located principally in the southern portion of the Fort Worth, Texas Basin, consists of pipelines that gather rich gas produced by customers and deliver the volumes to our Cowtown processing plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a dry gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a dry gas gathering system and a related dehydration, compression and amine treating facility.

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

Equity Investment

Delaware Permian

Our gathering and processing segment includes our 50% equity interest in the Crestwood Permian joint venture, which we account for under the equity method of accounting. Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve formed the joint venture in October 2016. We operate and manage the joint venture under a long-term agreement. Crestwood Permian owns low-pressure dry gas and rich natural gas gathering systems with a primary focus on the Willow Lake system, which includes approximately 55 MMcf/d of processing capacity that serves customers in Eddy County, New Mexico. The joint venture owns a 200 MMcf/d natural gas processing facility in Orla, Texas, (the Orla plant) and the Orla Express Pipeline, a 33 mile, 20-inch high pressure line connecting the existing Willow Lake system with the Orla plant.

Crestwood Permian also owns an undivided interest in 80,000 Bbls/d of capacity in a segment of the Epic Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas, where the pipeline interconnects with Chevron Phillips Chemical Company, LP’s (Chevron Phillips) pipeline. This capacity is supported by a purchase and sale agreement with Chevron Phillips to sell a dedicated volume of barrels to be delivered off the EPIC pipeline to Chevron Phillips’ pipeline. Crestwood Permian’s ownership in the EPIC pipeline provides a competitive NGL takeaway solution to allow Crestwood Permian to grow its footprint in the Delaware Basin. Crestwood Permian is well positioned to securely and economically move Orla NGL products into Gulf Coast markets, which provides its customers optionality and flow assurance that creates a unique competitive advantage for us. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Crestwood Permian.

The Crestwood Permian joint venture owns a 50% equity interest in Crestwood Permian Basin and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to own and operate the Nautilus gathering system in SWEPI’s operated position in the Delaware Permian. Crestwood Permian Basin provides gathering, dehydration and treating services to SWEPI under a long-term fixed-fee gathering agreement. SWEPI has dedicated to Crestwood Permian Basin the gathering rights for SWEPI’s gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas. The Nautilus gathering system includes 83 receipt point meters, 154 miles of pipeline, a 41-mile high pressure header system, 55,080 horsepower of compression and seven high pressure delivery points. The Nautilus gathering system will be expanded over time, as production increases, to include additional gathering lines and centralized compression facilities which will ultimately provide over 250 MMcf/d of gas gathering capacity.

The table below summarizes certain contract information of our G&P operations (including our equity investment and its operations) as of December 31, 2019:

Shale Play	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Major Customers	Weighted Average Remaining Contract Terms (in years)
Bakken	Gathering - crude oil, natural gas and water	Mixed	150,000	WPX Energy (WPX), Bruin E&P Partners, LLC (Bruin), Rimrock Oil & Gas, LP (Rimrock), XTO Energy Inc. (XTO)	10
	Processing - natural gas	Mixed	—	WPX, Bruin, Rimrock, XTO	10
Powder River Basin	Gathering	Fixed-fee	289,000	Chesapeake	17
	Processing	Fixed-fee	—	Chesapeake	17
Marcellus	Gathering	Fixed-fee	140,000	Antero Resources Corporation (Antero)	12
	Compression	Fixed-fee	—	Antero	1
Barnett	Gathering	Mixed	140,000	Blackbeard Operating, LLC (Blackbeard), Newark Acquisition I L.P. (Newark), Tokyo Gas America Ltd. (Tokyo Gas)	6
	Processing	Mixed	—	Blackbeard, Newark, Tokyo Gas	6
Fayetteville	Gathering	Fixed-fee	143,000	Merit Energy Company (Merit)	5
	Treating	Fixed-fee	—	Merit	5
Delaware Permian	Gathering	Fixed-fee	329,000	Mewbourne Oil Company (Mewbourne), Concho Resources (Concho), Marathon, SWEPI	15
	Processing	Mixed	—	Mewbourne, Concho, Marathon, SWEPI	1

(1)	Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percent-of-proceeds and fixed-fee arrangements.

We provide gathering, processing, compression, storage and transportation services under a variety of contracts. Although the cash flows from our G&P operations are predominantly fee-based under contracts with original terms ranging from 5-20 years, the results of our G&P operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from our G&P operations can also be impacted in the short term by changing commodity prices, seasonality, weather fluctuations and the financial condition of our customers. Our election to enter primarily into fixed-fee contracts subject to acreage dedication helps minimize our G&P segment’s long-term exposure to commodity prices and its impact on the financial condition of our customers, and provides us more stable operating performance and cash flows. In November 2019, Chesapeake, our major customer in the Powder River Basin, announced that continued low commodity prices could negatively impact their cash flows and financial condition, and raised substantial doubt about its ability to continue as a going concern given the financial covenants contained in their debt agreements. Subsequent to that announcement, Chesapeake announced that it had refinanced certain amounts of its debt and amended its debt covenants to alleviate certain of its liquidity concerns. We continue to gather and process natural gas volumes under our contracts with Chesapeake, and currently do not anticipate any material short-term negative impacts to our financial results related to their financial condition.

Storage and Transportation

Our S&T segment includes our COLT Hub, one of the largest crude-by-rail terminals serving Bakken crude oil production, and our equity investments in three joint ventures that own five high-performance natural gas storage facilities with an aggregate certificated working gas storage capacity of approximately 75.8 Bcf, three natural gas pipeline systems with an aggregate operational transportation capacity of 1.8 Bcf/d, and crude oil facilities with approximately 380,000 Bbls of working storage capacity and 20,000 Bbls/d of rail loading capacity.

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

Tres Palacios Storage Facility. Our storage and transportation segment includes our 50.01% equity interest in Tres Palacios Holdings LLC (Tres Holdings), which we account for under the equity method of accounting. Brookfield Infrastructure Group owns the remaining 49.99% equity interest in Tres Holdings. We manage the joint venture’s operations under a long-term management agreement.

Tres Palacios Gas Storage LLC (Tres Palacios), a wholly-owned subsidiary of Tres Holdings, owns a FERC-certificated 34.9 Bcf multi-cycle salt dome natural gas storage facility located in Markham, Texas. The Tres Palacios natural gas storage facility’s 63-mile, dual 24-inch diameter header system (including a 52-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 11 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan’s Houston central processing plant. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment interest in Tres Holdings.

The table below provides additional information about our S&T equity investments’ natural gas storage facilities as of December 31, 2019:

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

Transportation Facilities. Stagecoach Gas owns three natural gas pipeline systems located in New York and Pennsylvania. These natural gas transportation facilities include:

•
North-South Facilities - bi-directional interstate facilities which include compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south pipeline laterals. The North-South Facilities generate fee-based revenues under a negotiated rate structure authorized by the FERC.

•
MARC I Pipeline - a 39-mile, 30-inch diameter, bi-directional interstate natural gas pipeline that connects the North-South Facilities and TGP’s 300 Line in Bradford County, Pennsylvania, with UGI’s Sunbury Pipeline and Transco’s Leidy Line, both in Lycoming County, Pennsylvania. The MARC I Pipeline generates fee-based revenues under a negotiated rate structure authorized by the FERC.

•
Twin Tier Pipeline (formerly East Pipeline) - a 37.5 mile, 12-inch diameter intrastate natural gas pipeline located in New York, which transports natural gas from Dominion to the Binghamton, New York city gate. The pipeline runs within three miles of the North-South Facilities’ point of interconnection with Millennium. The Twin Tier Pipeline generates fee-based revenues under a negotiated rate structure authorized by the New York State Public Service Commission.

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

The table below summarizes certain contract information about our S&T operations (including our equity investments) as of December 31, 2019:

Facility	Type of Services	Type of Contracts(1)(2)	Contract Volumes	Major Customers	Weighted Average Remaining Contract Terms (in years)
COLT	Rail Loading and Transportation	Mixed	41 MBbl/d	British Petroleum (BP), Flint Hills Resources, Sunoco Logistics	1
NE S&T Joint Venture:
North-South Facilities	Transportation	Firm	530 MMcf/d	Southwestern Energy, Consolidated Edison	2
MARC I Pipeline	Transportation	Firm	1,064 MMcf/d	Chesapeake, Chief Oil and Gas, Alta Energy Marketing, Equinor Natural Gas LLC	2
Twin Tier Pipeline	Transportation	Firm	30 MMcf/d	NY State Electric & Gas Corp	1
Stagecoach	Storage	Firm	21.4 Bcf	Consolidated Edison, New Jersey Natural Gas, Morgan Stanley Capital Group, Sequent Energy Management (Sequent)	3
Thomas Corners	Storage	Firm	6.7 Bcf	Tenaska Gas Storage, LLC (Tenaska), Engie Energy Marketing, Green Plains Trade Group, Citadel LLC, Castleton Commodities International, LLC	1
Seneca Lake	Storage	Firm	1.5 Bcf	NY State Electric & Gas Corp, DTE Energy Trading, Texla Energy Management	1
Steuben	Storage	Firm	5.2 Bcf	Sequent, Tenaska	1
Tres Palacios Joint Venture	Storage	Firm	28.5 Bcf	Brookfield Infrastructure Group, Trafigura Trading LLC, Hartree Partners, LP, EDF Energy, Sequent, BP	1
PRBIC Joint Venture	Rail Loading and Transportation	Fixed-fee	—	Chesapeake, Twin Eagle	Month-to-month

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

Marketing, Supply and Logistics

Our MS&L segment consists of our NGL, crude oil and natural gas marketing and logistics operations. We utilize our trucking and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

Our NGL marketing and logistics operations primarily include:

•
A fleet of rail and rolling stock with 1,155,000 Bbls/d of NGL transportation capacity, which also includes our rail-to-truck terminals located in Florida, New Jersey, New York, Rhode Island, North Carolina and Connecticut.

•
A fleet of owned and leased trucks with 20,000 Bbls/d of crude oil transportation capacity and 100,000 Bbls/d of NGL transportation capacity. We provide hauling services to customers in over 30 states from New Mexico to Maine.

•
Our Bath and Seymour storage facilities. The Bath storage facility is located in Bath, New York and has approximately 2.1 MMBbls of underground NGL storage capacity and is supported by rail and truck terminal facilities capable of loading and unloading 23 rail cars per day and approximately 100 truck transports per day. The Seymour storage facility is located in Seymour, Indiana, and has 500,000 Bbls of underground NGL storage capacity and 29,000 Bbls of aboveground “bullet” storage capacity. The Seymour facility’s receipts and deliveries are supported by Enterprise’s TEPPCO pipeline, allowing pipeline and truck access.

•	NGL pipeline and storage capacity leased from third parties, including more than 750,000 Bbls of NGL working storage capacity at major hubs in Mt. Belvieu, Texas and Conway, Kansas.

The cash flows from our marketing, supply and logistics business represent sales to creditworthy customers typically under contracts with durations of one year or less, and tend to be seasonal in nature due to customer profiles and their tendencies to purchase NGLs during peak winter periods.

Customers

For the year ended December 31, 2019, British Petroleum and its affiliates accounted for approximately 10% of our total consolidated revenues. For the years ended December 31, 2018 and 2017, no customer accounted for more than 10% of our total consolidated revenues.

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

Transportation and Storage. Once raw natural gas has been treated or processed and the raw NGL mix fractionated into individual NGL components, the natural gas and NGL components are stored, transported and marketed to end-use markets. The natural gas pipeline grid in the United States transports natural gas from producing regions to customers, such as local distribution companies (LDCs), industrial users and electric generation facilities.

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

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation. For example, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) was passed, extending PHMSA’s statutory mandate through September 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 2018. Following adoption of the 2016 Pipeline Safety Act, PHMSA published an interim rule in December 2016 that imposed new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. However, in June 2017, PHMSA temporarily suspended specific enforcement actions pertaining to provisions that had previously been non-mandatory provisions prior to incorporation into the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule. PHMSA re-opened the rule to public comment in October 2017. The Unified Agenda issued by the federal government published a July 2019 date for issuance of a final rule in replacement of this interim rule but no final rule has yet been issued. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016, to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. Because the 2016 Pipeline Safety Act reauthorized PHMSA’s hazardous liquid and gas pipeline programs only through September 2019, we anticipate that Congress will issue an updated pipeline safety law in 2020 that will reauthorized those programs through 2023. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and any new Congressional pipeline safety legislation that is anticipated to be introduced to reauthorize PHMSA pipeline safety programs, as well as any implementation of PHMSA regulations thereunder, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

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

Future environmental regulatory developments, such as more strict environmental laws or regulations, or more stringent enforcement of the existing regulatory requirements could also directly affect our operations and investments. For example, in June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards will require the use of certain specific emissions control practices, thereby requiring additional controls for pneumatic controllers and pumps, as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in September 2019, the EPA published a proposed rulemaking amending the June 2016 regulations that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, the EPA is also proposing to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, the EPA plans to retain emissions limits for volatile organic compounds. The EPA proposed rulemaking indicates that the controls to reduce volatile organic compound emissions also reduce methane at the same time, so separate methane limitations for these segments of the industry are redundant. Public comments on the proposed rulemaking were due to be submitted by November 25, 2019. Whether these proposed standards may become implemented, on what date and exactly what they will require is unknown at this time.

States are also expected to implement their own rules, which could be more stringent than federal requirements. In matters that could have an indirect adverse effect on our business by decreasing demand for the services that we offer, the EPA has completed a study of potential adverse impacts that certain drilling methods (including hydraulic fracturing) may have on water quality and public health, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Congress has also considered but not adopted, and several states have proposed or enacted, legislation or regulations imposing more stringent or costly requirements for exploration and production companies in the use of hydraulic fracturing to develop and produce hydrocarbons.

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

Natural Gas Gathering

Natural gas gathering facilities are exempt from FERC jurisdiction under Section 1(b) of the Natural Gas Act. Although the FERC has not made formal determinations with respect to all of our facilities we consider to be gathering facilities, we believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine whether a pipeline is a gathering pipeline, and not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation. The FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided are not exempt from FERC regulation under the Natural Gas Act and the facility provides interstate service, the rates for, and terms and conditions of, the services provided by such facility would be subject to FERC regulation. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or the Natural Gas Policy Act, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

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

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers’ production activities by the NDIC impacts our operations. For example, the NDIC approved additional requirements relating to site construction, underground gathering pipelines, spill containment, bonding for underground gathering pipelines, and construction of berms around facilities. Additionally, the NDIC issued an order wherein the agency adopted legally enforceable “gas capture percentage goals” requiring our customers to capture certain percentages of natural gas produced by specified dates (Gas Capture Order). The Gas Capture Order was subsequently modified in 2018. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators to meet these gas capture percentage goals would subject those operators to production restrictions, which could reduce the amount of commodities we gather on the Arrow system from our customers, and have a corresponding adverse impact on our business and results of operations.

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

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and BLM. However, Native American tribes possess certain inherent authorities to enact and enforce their own internal laws and regulations as long as such laws and regulations do not supersede or conflict with such federal statutes. These tribal laws and regulations may include various fees, taxes, and requirements to extend preference in employment to tribal members or Indian owned businesses. Further, lessees and operators within a Native American reservation may be subject to the pertinent Native American judiciary system, or barred from litigating matters adverse to the pertinent tribe unless there is a specific waiver of the tribe’s sovereign immunity. Therefore, we may be subject to various applicable laws and regulations pertaining to Native American oil and gas leases, fees, taxes and other burdens, obligations and issues unique to oil and gas operations within Native American reservations. One or more of these applicable regulatory requirements, or delays in obtaining necessary approvals or permits necessary to operate on tribal lands, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project with a Native American reservation. Additionally, we cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way in Native American lands without experiencing significant costs. For example, following a decision by the Federal Tenth Circuit Court of Appeals that relied, in part, on a previous Federal Eighth Circuit Court of Appeals decision, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators.

In recent years, PHMSA and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary have pursued rules to better assure the safe transport of Bakken crude oil by rail. For example, PHMSA adopted a final rule that includes, among other things, providing new sampling and testing requirements to improve classification of Bakken crude oil transported.  Additionally in 2016, PHMSA published a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029 and, and more recently in February 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, that February 2019 final rule requires railroads to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident, and share information about high-hazard flammable train operations with state and tribal emergency response commissions. We, as the owner of a Bakken crude loading terminal, may be adversely affected to the extent more stringent rail transport rules result in more significant operating costs in the shipment of Bakken crude oil by rail or as a result of delays or limitations of such shipments.
Natural Gas Storage and Transportation

Our equity investments’ natural gas pipelines used in gathering, storage and transportation activities are subject to regulation under NGPSA. On December 14, 2016, PHMSA issued final interim rules that impose new safety related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopt and make mandatory two American Petroleum Institute Recommend Practices that, among other things, address construction, maintenance, risk-management and integrity-management procedures. PHMSA indicated when it issued the interim final rule that the adoption of these safety standards for natural gas storage facilities represent a first step in a multi-phase process to enhance the safety of underground natural gas storage, with more standards likely forthcoming. However, in June 2017, PHMSA temporarily suspended specific enforcement actions pertaining to provisions that had previously been non-mandatory provisions prior to incorporation into the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule. PHMSA re-opened the rule to public comment in October 2017. The Unified Agenda issued by the federal government published a July 2019 date for issuance of a final rule in replacement of this interim final rule but no final rule has yet been issued. At this time, we cannot predict the impact of any future regulatory actions in this area. To the extent we operate or manage natural gas storage facilities owned by our equity investments, we have evaluated the final interim rules and do not anticipate any significant impact on our equity investments or any significant increase in the costs of operating and maintaining natural gas storage facilities.

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

In addition, the Energy Policy Act of 2005 amended the Natural Gas Act to (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce; and (iii) significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, and FERC rules, regulations or orders thereunder. As a result of the Energy Policy Act of 2005, the FERC has the authority to impose civil penalties for violations of these statutes and FERC rules, regulations and orders, up to approximately $1.3 million per day, per violation.

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

•
The National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of Environmental Assessments or detailed Environmental Impact Statements, may be made available for public review and comment;

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

During September 2019, we experienced two produced water releases totaling approximately 5,000 barrels on our Arrow system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the State of North Dakota, the Three Affiliated Tribes, affected landowners and numerous other regulatory authorities. We have substantially completed the remediation efforts for both spills and we believe our remediation efforts are insurable events under our insurance policies.

Employees

As of February 10, 2020, we had 894 full-time employees, 352 of which were general and administrative employees and 542 of which were operational employees. We believe that our relationship with our employees is satisfactory.

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

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include production cuts and freezes implemented by Organization of the Petroleum Exporting Countries (OPEC) members and other large oil producers such as Russia. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•	changes in general domestic and global economic and political conditions;

•	changes in domestic regulations that could impact the supply or demand for oil and gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing shale plays;

•	competition from imported supplies and alternate fuels;

•	commodity price changes, including the recent decline in crude oil and natural gas prices, that could negatively impact the supply of, or the demand for these products;

•	increased costs to explore for, develop, produce, gather, process or transport commodities;

•	impact of interest rates on economic activity;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector or restrict the exploration, development and production of oil and gas:

•	operational hazards, including terrorism, cyber-attacks or domestic vandalism;

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

If volatility and seasonality in the oil and gas industry increase, because of increased production capacity or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices, as the industry is currently experiencing, could adversely impact storage and transportation values for some period of time until market conditions adjust. With West Texas Intermediate crude oil prices ranging from $46.31 to $66.24 per barrel in 2019, the sustainability of recent price improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition, and results of operations.

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

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The combination of the reduction of cash flows resulting from declines in commodity prices, a reduction in borrowing bases under a reserve-based credit facility and the lack of availability of debt or equity financing may result in a significant reduction of customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

Under GAAP, during the year ended December 31, 2017, we were required to record $121.0 million of long-lived asset and goodwill impairments related to certain of our reporting units because changes in circumstances or events indicated that the carrying values of such assets exceeded their fair value and were not recoverable.

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

We had approximately $2.4 billion of long-term debt outstanding as of December 31, 2019. If we are unable to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing, that could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

Historically, we have used cash flow from operations, borrowings under our revolving credit facilities and issuances of debt or equity to fund our capital programs, working capital needs and acquisitions. Our capital program may require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations decreases or distributions from our equity investments decrease as a result of lower throughput volumes on their systems or otherwise, our ability to expend the capital necessary to expand our business or increase our future cash distributions may be limited. If our cash flow from operations and the distributions we receive from subsidiaries are insufficient to satisfy our financing needs, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or general economic conditions at the time of any such financing or offering. Even if we are successful in obtaining the necessary funds, the terms of such financings could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. If additional capital resources are unavailable, we may curtail our activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We conduct a meaningful portion of our operations through joint ventures (including our Crestwood Permian, Stagecoach Gas, Tres Palacios and PRBIC joint ventures), and we may enter into additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

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

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2019, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately 11 years, and our consolidated portfolio of crude oil gathering contracts is approximately 10 years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

Our operations, including our joint ventures, are subject to extensive regulation by federal, state and local regulatory authorities. For example, because Stagecoach Gas transports natural gas in interstate commerce and stores natural gas that is transported in interstate commerce, Stagecoach Gas’ natural gas storage and transportation facilities are subject to comprehensive regulation by the FERC under the Natural Gas Act. Federal regulation under the Natural Gas Act extends to such matters as:
•rates, operating terms and conditions of service;

•	the form of tariffs governing service;

•	the types of services we may offer to our customers;

•	the certification and construction of new, or the expansion of existing facilities;

•	the acquisition, extension, disposition or abandonment of facilities;

•	contracts for service between storage and transportation providers and their customers;

•	creditworthiness and credit support requirements;

•	the maintenance of accounts and records;

•	relationships among affiliated companies involved in certain aspects of the natural gas business;

•	the initiation and discontinuation of services; and

•	various other matters.

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

On March 15, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from providing support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. Also on July 18, 2018, the FERC issued a final rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the final rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action. Stagecoach Gas submitted its Form No. 501-G on December 6, 2018. In December 2019, the FERC approved Stagecoach Gas’s offer of settlement filed in August 2019, which resolved all issues in the Section 5 rate proceeding, the results of which did not have a material impact on our financial condition or results of operations.

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

There can be no assurance that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. Failure to comply with applicable regulations under the Natural Gas Act, the Natural Gas Policy Act of 1978, the NGPSA and certain other laws, and with implementing regulations associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to approximately $1.3 million per day, per violation.

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

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services. For example, in 2015, the EPA issued a final rule under the federal Clean Air Act lowering the United States National Ambient Air Quality Standards (NAAQS) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone either “attainment/unclassifiable” or “unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. In another example, the EPA and U.S. Army of Corps of Engineers (Corps) published a final rule in 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States. In July 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, in October 2019, the agencies published a final rule to rescind the 2015 rule and recodify the regulatory text that govern waters of the United States prior to promulgation of the 2015 rule. This final rule became effective on December 23, 2019. The recodified regulatory text will govern waters of the United States until such time as the EPA and Corps issue a final rule re-defining the Clean Water Act’s jurisdiction over waters of the United States in replacement of the 2015 rule but, to date, the two agencies have only published a proposed rulemaking on re-defining such jurisdiction in February 2019. The 2015 final rule is being challenged by various factors in federal district court with the 2015 rule currently being in force in 22 states; however, with the December 2019 effectiveness of the rule rescinding the 2015 rule, those challenges may become moot unless additional legal actions challenging the September 2019 rule arise. To the extent any rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays or cancellations with respect to obtaining permits for dredge and fill activities in wetland areas. Our compliance with these or other new or amended legal requirements could result in our incurring significant additional expense and operating delays, restrictions or cancellations with respect to our operations, which may not be fully recoverable from customers and, thus, could reduce net income. Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business.

Our and our customers’ operations are subject to various risk, including regulatory risks that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may cocur and reduced demand for our services.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage facilities. These standards require the use of certain equipment specific emissions control practices, require additional controls for pneumatic controllers and pumps as well as compressors, and impose leak detection and repair requirements for natural gas compressor and booster stations. However, in September 2019, the EPA published a proposed rulemaking amending the June 2016 regulations that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, the EPA is also proposing to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, the EPA plans to retain emissions limits for volatile organic compounds. The EPA proposed rulemaking indicates that the controls to reduce volatile organic compound emissions also reduce methane at the same time, so separate methane limitations for these segments of the industry are redundant. Public comments on the proposed rulemaking were due to be submitted by November 25, 2019. Whether these proposed standards may become implemented, on what date and exactly what they will require is unknown at this time. These rules and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations and could delay or curtail our customers’ activities, which could adversely affect our business. On an international level, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (Paris Agreement) for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions related to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption of legislation or regulatory programs to reduce emissions of GHGs in areas where we or our customers conduct operations could require us and our customers to incur increased compliance and operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas that is produced, which may decrease demand for our midstream services. Moreover, any such future laws and regulations that limit emissions of GHGs or that otherwise promote the use of renewable fuels could adversely affect demand for the natural gas our customers produce, which could thereby reduce demand for our services and adversely affect our business. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.

We may incur higher costs as a result of pipeline integrity management program testing and additional safety legislation.

Pursuant to authority under the NGPSA and HLPSA, PHMSA has established rules requiring pipeline operators to develop and implement integrity management programs for certain natural gas and hazardous liquid pipelines located where a leak or rupture could harm “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Among other things, these regulations require operators of covered pipelines like us to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

Additionally, certain states, including Arkansas, New Mexico, North Dakota, Texas, West Virginia and Wyoming, where we conduct operations, have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas pipelines, and New Mexico, Texas and West Virginia have also adopted regulations similar to existing PHMSA regulations for certain intrastate hazardous liquid pipelines. We estimate that the total future costs to complete the testing required by existing PHMSA or any applicable state regulations will not have a material impact to our results. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program itself, which costs could be substantial. The results of this testing could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines

Moreover, federal legislation or implementing regulations adopted in recent years may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital costs, operational delays and costs of operations. For example, the 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. Additionally, pursuant to one of the requirements under the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking in 2016 that would expand integrity management requirements and impose new pressure testing requirements on currently regulated natural gas pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. However, PHMSA has since decided to split its 2016 proposed rule, which has become known as the gas mega rule, into three separate rulemakings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, becomes effective on July 1, 2020, and imposes numerous requirements on such pipelines, including maximum allowable operating pressure reconfirmation, the periodic assessment of these pipelines in populated areas not designated as high consequence areas, the reporting of exceedances of maximum allowable operating pressures, and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas mega rule are expected to be issued in 2020.

More recently, in 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through September 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA published a final rule on October 1, 2019 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

With regard to natural gas storage facilities, following the detection of a natural gas leak from a third party at a natural gas storage facility in California in 2015, PHMSA issued an advisory bulletin in 2016 for natural gas storage facility operators, recommending that they review operations to identify the potential leaks and failures caused by corrosion, chemical or mechanical damage, or other material deficiencies in equipment; review storage facility locations and operations of shut-off and isolation systems, and comply with state regulations governing the permitting, drilling, completion, and operation of storage wells, and recommending the voluntary implementation of certain industry recognized recommended practices for natural gas storage facilities. Additionally, the 2016 Pipeline Safety Act required PHMSA to develop new safety standards for such storage facilities by June 2018. In response, PHMSA issued final interim rules in December 2016 that imposed new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final interim rules adopted and made mandatory two American Petroleum Institute Recommended Practices (API RP 1170 and 1171) that, among other things, address construction, maintenance, risk-management and integrity-management procedures. However, in June 2017, PHMSA temporarily suspended specified enforcement actions pertaining to provisions that had previously been non-mandatory provisions under those API recommended practices prior to incorporation into the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule, and subsequently re-opened the rule to public comment in October 2017. The Unified Agenda issued by the federal government published a July 2019 date for issuance of a final rule but no rule has yet been finalized. At this time, we cannot predict the impact of any future regulatory actions in this area.

Furthermore, on October 1, 2019, PHMSA published a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements for hazardous liquid pipelines, including, for example, performance of periodic assessments and expanded use of leak detection systems, regardless of the pipeline’s proximity to a high consequence area. The final rule was initially issued by PHMSA under the Obama Administration in late 2016 but publication and effectiveness of the final rule was subsequently delayed following the election of President Trump and change in Presidential administrations in January 2017. The October 1, 2019 final rule becomes effective on July 1, 2020 and, in addition to the stated integrity management requirements, requires all hazardous liquid pipelines in or affecting a high consequence area to be capable of accommodating in line inspection tools within the next 20 years. Also, this final rule extends annual, accident, and safety-related conditional reporting requirements to hazardous liquid gravity lines and certain gathering lines and also imposes inspection requirements on hazardous liquid pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.

We are evaluating PHMSA’s new rules, and we cannot predict the precise impact that compliance with the new rules will have on our business.  The new rules may, among other things, require us or our joint ventures to install new or modified safety controls, undertake additional capital projects or conduct maintenance programs on an expedited basis.  Also, because the 2016 Pipeline Safety Act reauthorized PHMSA’s hazardous liquid and gas pipeline programs only through September 30, 2019, we anticipate that Congress will issue an updated pipeline safety law in 2020 that will reauthorize those programs through 2023 and, thus, we will have to comply with applicable safety enhancement requirements and other provisions of any such new law. Additionally, while states are largely preempted by federal law from regulating pipeline safety for interstate pipelines, most states are certified by the U.S. Department of Transportation to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate pipelines, states vary considerably in their authority and capacity to address pipeline safety. The costs of complying with the new PHMSA rules, as well as other rules under consideration by PHMSA or other agencies, could have a material adverse effect on our cash flows and results of operations.

Our business involves many hazards and risks, some of which may not be fully covered by insurance.

Our operations are subject to many risks inherent in gathering, processing, storage and transportation segments of the energy midstream industry, such as:

•	damage to pipelines and plants, related equipment and surrounding properties caused by natural disasters and acts of terrorism or domestic vandalism;

•	subsidence of the geological structures where we store NGLs, or storage cavern collapses;

•	operator error;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks, migrations or losses of natural gas, NGLs or crude oil;

•	fires and explosions;

•	cyber intrusions; and

•	other hazards that could also result in personal injury, including loss of life, property and natural resources damage, pollution of the environment or suspension of operations.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect, and do not have the right to elect, our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is effectively chosen by Crestwood Holdings, the general partner and only voting member of Crestwood Holdings LP (Holdings LP), the sole member of our general partner. Although our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to its sole member, Holdings LP.
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

Crestwood Holdings and its affiliates may sell its common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units. Additionally, Crestwood Holdings may pledge or hypothecate its common units or its interest in Crestwood Holdings LP.

As of December 31, 2019, Crestwood Holdings and its affiliates beneficially held an aggregate of 17,908,700 limited partner units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which the common units are traded. Additionally, Crestwood Holdings may pledge or hypothecate its common units or its interest in Holdings LP, the sole member of our general partner, or its subsidiaries. Such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

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
If at any time our general partner and its affiliates own more than 80% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2019, the directors and executive officers of our general partner owned approximately 6% of our common units.
Tax Risks to Common and Preferred Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. For example, the Clean Energy for America Act, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for U.S. federal income tax purposes.
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
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by you and our general partner because the costs will reduce our cash available for distribution.
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
Tax gain or loss on the disposition of our units could be more or less than expected.
If you sell your units, you will recognize a gain or loss equal to the difference between your amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our total net taxable income result in a reduction in your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units you may incur a tax liability in excess of the amount of cash you receive from the sale.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for business interest is limited to the sum of our business interest income and 30% of our adjusted taxable income. For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our business interest is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the amount realized includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s amount realized does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

We will treat each purchaser of our units as having the same tax benefits without regard to the specific units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.
Because we cannot match transferors and transferees of units and because of other reasons, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from any sale of our units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.
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
A unitholder whose units are the subject of a securities loan (i.e., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our units.
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
The tax treatment of distributions on our preferred units is uncertain and the IRS may determine that preferred distributions are guaranteed payments, which may result in less favorable tax treatment to the holder of such preferred units.

The tax treatment of distributions on our preferred units is uncertain. We will treat each of the holders of the preferred units as partners for tax purposes and will not treat preferred distributions as guaranteed payments for the use of capital. However, if the IRS were to determine that such preferred distributions were guaranteed payments, the preferred distributions would generally be taxable to each of the holders of preferred units as ordinary income and the holders of preferred units would recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Although we expect that much of our income will be eligible for the 20% deduction for qualified publicly traded partnership income, recently issued final treasury regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, if the IRS treated the preferred distributions as guaranteed payments, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units would not eligible for the 20% deduction for qualified business income. In addition, if the preferred units were treated as indebtedness for tax purposes, preferred distributions likely would be treated as payments of interest by us to each of the holders of preferred units. All holders of our preferred units are urged to consult a tax advisor with respect to the consequences of owning our preferred units.

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

The last reported sale price of Crestwood Equity’s common units on the NYSE on February 10, 2020, was $26.45. As of that date, Crestwood Equity had 72,725,966 common units issued and outstanding, which were held by 249 unitholders of record.

Issuer Purchases of Equity Securities

For the year ended December 31, 2019, we relinquished 336,548 common units to cover payroll taxes upon the vesting of restricted units.

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of CEQP’s equity compensation plan information as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	3,799,119
Total	—	$—	3,799,119

Item 6. Selected Financial Data

Crestwood Midstream. This information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Crestwood Equity. The income statement and cash flow data for each of the three years ended December 31, 2019 and balance sheet data as of December 31, 2019 and 2018 were derived from our audited financial statements. We derived the income statement and cash flow data for each of the two years ended December 31, 2016 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15. Exhibits, Financial Statement Schedules included elsewhere in this report.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, gains on acquisitions, impairments of long-lived assets and goodwill, losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the historical realignment of our operations and related cost savings initiatives, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

	Crestwood Equity Partners LP
	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per unit data)
Statement of Income Data:
Revenues	$3,181.9	$3,654.1	$3,880.9	$2,520.5	$2,632.8
Operating income (loss)	402.2	113.5	(79.4)	(108.7)	(2,084.8)
Income (loss) before income taxes	320.2	67.1	(167.4)	(191.8)	(2,305.1)
Net income (loss)	319.9	67.0	(166.6)	(192.1)	(2,303.7)
Net income (loss) attributable to Crestwood Equity Partners LP	285.1	50.8	(191.9)	(216.3)	(1,666.9)

Performance Measures:
Diluted net income (loss) per limited partner unit:	$2.93	$(0.13)	$(3.64)	$(3.55)	$(54.00)

Distributions declared per limited partner unit(1)	$2.425	$2.40	$2.40	$3.175	$5.50

Other Financial Data:
EBITDA (unaudited)	$631.4	$335.9	$161.4	$152.9	$(1,844.9)
Adjusted EBITDA (unaudited)	526.5	420.1	395.4	455.6	527.4
Net cash provided by operating activities	420.4	253.6	255.9	346.1	440.7
Net cash provided by (used in) investing activities	(943.7)	(241.2)	38.7	867.2	(212.7)
Net cash provided by (used in) financing activities	531.8	3.5	(294.9)	(1,212.2)	(236.3)

Balance Sheet Data:
Property, plant and equipment, net	$2,909.1	$2,029.7	$1,820.8	$2,097.6	$3,310.8
Total assets	5,349.3	4,294.5	4,284.9	4,448.9	5,762.8
Total debt, including current portion	2,328.5	1,753.3	1,492.2	1,523.7	2,502.9
Other long-term liabilities(2)	301.6	173.6	104.7	44.6	47.5
Partners’ capital	1,932.8	2,033.8	2,180.5	2,539.0	2,946.9

(1)	Reported amounts include the fourth quarter distributions, which are paid in the first quarter of the subsequent year.

(2)	Other long-term liabilities primarily include our contract liabilities, operating and finance leases, asset retirement obligations and contingent consideration liability.

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

•
operating hazards and other risks incidental to the provision of midstream services, including gathering, compressing, treating, processing, fractionating, transporting and storing energy products (i.e., crude oil, NGLs and natural gas) and related products (i.e., produced water), as well as terrorism, cyber-attacks or domestic vandalism;

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

Overview
We own and operate crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. We conduct our operations through our wholly-owned subsidiary, Crestwood Midstream, a limited partnership that owns and operates gathering, processing, storage and transportation assets in the most prolific shale plays across the United States.

Our Company

We provide broad-ranging services to customers across the crude oil, natural gas and NGL sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. Our operating assets, including those of our joint ventures, primarily include:

•
natural gas facilities with approximately 3.3 Bcf/d of gathering capacity, 1.0 Bcf/d of processing capacity, 75.8 Bcf of certificated working storage capacity and 1.8 Bcf/d of operational transportation capacity;

•	crude oil facilities with approximately 150,000 Bbls/d of gathering capacity, 1.9 MMBbls of storage capacity, 20,000 Bbls/d of transportation capacity and 180,000 Bbls/d of rail loading capacity;

•
NGL facilities with approximately 2.6 MMBbls of storage capacity, as well as our portfolio of transportation assets (consisting of truck and rail terminals, truck/trailer units and rail cars) capable of transporting approximately 1.3 MMBbls/d of NGLs; and

•	produced water gathering facilities with approximately 110,000 Bbls/d of gathering capacity.

Our financial statements reflect three operating and reporting segments: (i) gathering and processing, which includes our natural gas, crude oil and produced water G&P operations; (ii) storage and transportation, which includes our crude oil and natural gas storage and transportation operations; and (iii) marketing, supply and logistics, which includes our NGL, crude oil and natural gas marketing and logistics operations and NGL storage and rail loading facilities and fleet. For a description of the assets included in our operating and reporting segments, see Part I, Item 1. Business.

Gathering and Processing

Our G&P operations and investment are located in North Dakota, Wyoming, West Virginia, Texas, New Mexico and Arkansas and provide gathering, compression, treating and processing services to producers in multiple unconventional resource plays, some of which are the largest shale plays in the United States in which we have established footprints in the “core of the core” areas. We believe that our strategy of focusing on prolific, low-cost shale plays positions us well to (i) generate greater returns in varying commodity price environments, (ii) capture greater upside economics when development activity occurs, and (iii) in general, better manage through commodity price cycles and production changes associated therewith.

Storage and Transportation

Our S&T operations and investments consist of our crude oil terminals in the Bakken and Powder River Basin and our natural gas storage and transportation assets in the Northeast and Texas Gulf Coast.

Marketing, Supply and Logistics

Our MS&L segment consists of our NGL, crude oil and natural gas marketing and logistics operations, including our rail-to-truck terminals located in Florida, New Jersey, New York, Rhode Island, North Carolina and Connecticut. We utilize our trucking and rail fleet, processing and storage facilities, and contracted storage and pipeline capacity on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers in over 30 states from New Mexico to Maine.

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

We have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can over time accretively grow cash flows and sustainably resume growing our distributions. Those strategic steps included (i) simplifying our corporate structure to eliminate our incentive distribution rights (IDRs) and create better alignment of interests with our unitholders; (ii) divesting assets to reduce long-term debt to ensure long-term balance sheet strength; (iii) realigning our operating structure to significantly reduce operating and administrative expenses; (iv) forming strategic joint ventures to enhance our competitive position around certain operating assets; and (v) focusing our acquisitions and growth capital expenditures on our highest return organic projects around our core growth assets in the Bakken Shale, Powder River Basin and Delaware Permian. We will remain focused on efficiently allocating capital expenditures by investing in accretive, organic growth projects, maintaining low-cost operations (through increased operating efficiencies and cost discipline) and maintaining our balance sheet strength through continued financial discipline. We expect to focus on expansion and greenfield opportunities to provide midstream services for crude oil, natural gas, NGLs and produced water, including gathering, storage and terminalling, condensate stabilization, truck loading/unloading options and connections to third party pipelines and produced water gathering, disposal and recycling in the Bakken Shale, Powder River Basin and Delaware Permian in the near term, while closely monitoring longer-term expansion opportunities in the northeast Marcellus. As a result, the Company is well positioned to execute its business plan and capitalize on the current market conditions around many of our core assets.

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

Bakken. In the Bakken, we are expanding and upgrading our Arrow system water handling facilities and increasing natural gas capacity on the system, which should allow for substantial growth in volumetric throughput across all of our crude oil, produced water and natural gas gathering systems to better serve our customer demands. During 2019, we placed in service a 120 MMcf/d cryogenic plant that will fulfill 100% of the processing requirements for producers on the Arrow system. This expansion increases our gas processing capacity to 150 MMcf/d. We believe the expansion of our gas processing capacity on the Arrow system will, among other things, spur greater development activity around the Arrow system, allow us to provide greater flow assurance to our producer customers and reduce flaring of natural gas, and reduce the downstream constraints currently experienced by producers on the Fort Berthold Indian Reservation.

In response to the water releases on our Arrow system, we removed approximately 30 miles of water gathering pipeline from service and incurred a $4.3 million impairment charge during the three months ended December 31, 2019 related to idling those facilities. In addition, we are currently in the process of replacing approximately 12 miles of water gathering pipeline with pipeline composed of higher capacity material that is more suitable for the environment and climate conditions in the Bakken, which will increase water gathering capacity on the Arrow system and further our commitment to sustainability and environmental stewardship in the areas where we live and operate.

Powder River Basin. On April 9, 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope for approximately $484.6 million. The acquisition of the remaining 50% equity interest in Jackalope was financed through a combination of borrowings under the Crestwood Midstream credit facility and the issuance of $235 million in new Series A-3 preferred units to Jackalope Holdings. For a further discussion of the acquisition of the remaining 50% equity interest in Jackalope, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 3 and 12.

In the Powder River Basin, we are expanding the Jackalope gathering system and Bucking Horse processing plant to increase processing capacity to 345 MMcf/d in early 2020. The Phase 2 Jackalope expansion also includes gathering, compression and a second processing plant which will add an additional 200 MMcf/d of processing capacity to the Jackalope system. In addition, we are also commissioning two compressor stations with 18,750 horsepower. These expansions will allow us to attract incremental third party volumes in the growing Powder River Basin.

Delaware Permian. In the Delaware Permian, we have identified gathering and processing and transportation opportunities in and around our existing assets, including our Crestwood Permian joint venture. In the Delaware Permian, we are expanding our systems to include a produced water gathering and salt water disposal system. We entered into a produced water gathering and disposal agreement with a large integrated producer in the Delaware Permian in Culberson and Reeves Counties, Texas for initial system capacity of 60 MBbls/d with long-term plans to expand system capacity up to 120 MBbls/d based on producer activity. We have begun construction on the required infrastructure and expect to handle first volumes in the early second quarter 2020.

Crestwood Permian Basin, a 50% equity investment of Crestwood Permian, owns and operates the Nautilus system in SWEPI's operated position in the Delaware Permian. Crestwood Permian Basin provides gathering, dehydration and treating services to SWEPI under a long-term fixed-fee gathering agreement. SWEPI has dedicated to Crestwood Permian Basin the gathering rights for SWEPI's gas production across a large acreage position in Loving, Reeves, Ward and Culberson Counties, Texas. The Nautilus gathering system will be expanded over time, as production increases, to include additional gathering lines and centralized compression facilities which will ultimately provide over 250 MMcf/d of gas gathering capacity.

Regulatory Matters

Many aspects of the energy midstream sector, such as crude-by-rail activities and pipeline integrity, have experienced increased regulatory oversight over the past few years. However, under the current Presidential Administration, we anticipate changes in policy that could lessen the degree of regulatory scrutiny we face in the near term.

On March 15, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. Also on March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to pipeline rates. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from providing support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. Also on July 18, 2018, the FERC issued a final rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the final rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action. Stagecoach Gas submitted its Form No. 501-G on December 6, 2018. In December 2019, Stagecoach Gas reached a final settlement related to its NGA Section 5 rate proceeding, the results of which is not anticipated to have a material impact on our current or future results of operations.

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

Upon acquisition, we are required to record the assets, liabilities and goodwill of a reporting unit at its fair value on the date of acquisition. As a result, any level of decrease in the forecasted cash flows of these businesses or increases in the discount rates utilized to value those businesses from their respective acquisition dates would likely result in the fair value of the reporting unit falling below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit’s goodwill is impaired.

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. In light of these circumstances, we evaluated the carrying value of our reporting units and determined it was more likely than not that the goodwill associated with several of our reporting units was impaired in 2017, and as a result, we recorded goodwill impairments on those reporting units during 2017. We did not record any goodwill impairments during 2019 and 2018.

The following table summarizes the goodwill impairments of our reporting units during 2017 and our goodwill at December 31, 2019 (in millions):

	Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at December 31, 2019
G&P
Arrow	$—	$45.9
Powder River Basin	—	80.3
MS&L
NGL Marketing and Logistics	—	92.7
West Coast	2.4	—
Storage and Terminals	36.4	—
Total	$38.8	$218.9

We continue to monitor our remaining goodwill, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our Arrow and NGL Marketing and Logistics reporting units would not have resulted in a goodwill impairment of either of those reporting units. Because our Powder River Basin reporting unit was acquired as a part of the Jackalope acquisition and its assets and liabilities were recorded at fair value in 2019, its fair value approximates its book value at December 31, 2019. For a further discussion of the Jackalope acquisition, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Long-Lived Assets

Our long-lived assets consist of property, plant and equipment and intangible assets that have been obtained through multiple business combinations and property, plant and equipment that has been constructed in recent years. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information, asset specific information and other projections on the performance of the assets acquired (including an analysis of discounted cash flows which can involve assumptions on discount rates and projected cash flows of the assets acquired). Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.

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
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. During 2019, we recorded $4.3 million of impairments of our property, plant and equipment related to certain of our water gathering facilities in our Arrow operations, which is further discussed in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15. During 2018, we did not record any material impairments of our intangible assets and property, plant and equipment. During 2017, we incurred $82.2 million of impairments of our property, plant and equipment and intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations. During 2018, we sold our MS&L West Coast operations for net proceeds of approximately $70.5 million, and recorded a $26.9 million of loss on long-lived assets associated with the sale. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3 for a further discussion of the sale of these assets.

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

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. Our Stagecoach Gas equity method investment has approximately $656.5 million of goodwill in its financial statements, which it assesses for impairment annually on December 31 or whenever events indicate that it is more likely than not that its fair value could be less than its carrying amount. This assessment requires Stagecoach Gas to make certain assumptions about its future operating performance (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions, in addition to current and changing economic conditions, the commodity price environment and discount rates). A significant decrease in the assumptions utilized by Stagecoach Gas could result in impairments being recorded by Stagecoach Gas, which could result in a significant reduction in our equity earnings from Stagecoach Gas. Our investment in Stagecoach Gas was approximately $814.4 million at December 31, 2019.

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

As a result of our VIE analysis, we concluded that our investment in Crestwood Permian is a VIE that we are not the primary beneficiary of, and as a result, we account for our investment in Crestwood Permian as an equity method investment. Our other equity investments are not considered to be VIEs. In addition, Crestwood Niobrara and Jackalope (after the acquisition of the remaining 50% equity interest) are consolidated subsidiaries that are not considered to be VIEs. However, any future changes in the design or nature of the activities of these entities may require us to reconsider our conclusions associated with these entities. Such reconsideration would require the identification of the variable interests in the entity and a determination of which party is the entity’s primary beneficiary. If an equity investment were considered a VIE and we were determined to be the primary beneficiary, the change could cause us to consolidate the entity. The consolidation of an entity that is currently accounted for under the equity method could have a significant impact on our financial statements. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6 for more information on our equity method investments.

Revenue Recognition

We recognize revenues for services and products under our revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Under certain contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized and present it as deferred revenue or contract liabilities on our consolidated balance sheets. At December 31, 2019 and 2018, we had deferred revenues of approximately $153.5 million and $77.4 million. Our deferred revenues primarily relate to:

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers, estimating the revenue to be generated per unit over the life of the contracts, and determining the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, gains on acquisitions, impairments of long-lived assets and goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the historical realignment of our operations and related cost savings initiatives, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following table summarizes our results of operations (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018
Revenues	$3,181.9	$3,654.1	$3,880.9	$3,181.9	$3,654.1
Costs of product/services sold	2,544.9	3,129.4	3,374.7	2,544.9	3,129.4
Operations and maintenance expense	138.8	125.8	136.0	138.8	125.8
General and administrative expense	103.4	88.1	96.5	98.2	83.5
Depreciation, amortization and accretion	195.8	168.7	191.7	209.9	181.4
Loss on long-lived assets, net	6.2	28.6	65.6	6.2	28.6
Gain on acquisition	(209.4)	—	—	(209.4)	—
Goodwill impairment	—	—	38.8	—	—
Loss on contingent consideration	—	—	57.0	—	—
Operating income (loss)	402.2	113.5	(79.4)	393.3	105.4
Earnings from unconsolidated affiliates, net	32.8	53.3	47.8	32.8	53.3
Interest and debt expense, net	(115.4)	(99.2)	(99.4)	(115.4)	(99.2)
Loss on modification/extinguishment of debt	—	(0.9)	(37.7)	—	(0.9)
Other income, net	0.6	0.4	1.3	0.2	—
(Provision) benefit for income taxes	(0.3)	(0.1)	0.8	(0.3)	—
Net income (loss)	319.9	67.0	(166.6)	310.6	58.6
Add:
Interest and debt expense, net	115.4	99.2	99.4	115.4	99.2
Loss on modification/extinguishment of debt	—	0.9	37.7	—	0.9
Provision (benefit) for income taxes	0.3	0.1	(0.8)	0.3	—
Depreciation, amortization and accretion	195.8	168.7	191.7	209.9	181.4
EBITDA	631.4	335.9	161.4	636.2	340.1
Unit-based compensation charges	47.0	28.5	25.5	47.0	28.5
Loss on long-lived assets, net	6.2	28.6	65.6	6.2	28.6
Gain on acquisition	(209.4)	—	—	(209.4)	—
Goodwill impairment	—	—	38.8	—	—
Loss on contingent consideration	—	—	57.0	—	—
Earnings from unconsolidated affiliates, net	(32.8)	(53.3)	(47.8)	(32.8)	(53.3)
Adjusted EBITDA from unconsolidated affiliates, net	74.9	95.6	80.3	74.9	95.6
Change in fair value of commodity inventory-related derivative contracts	2.7	(18.3)	2.2	2.7	(18.3)
Significant transaction and environmental related costs and other items	6.5	3.1	12.4	6.5	3.1
Adjusted EBITDA	$526.5	$420.1	$395.4	$531.3	$424.3

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018
Net cash provided by operating activities	$420.4	$253.6	$255.9	$424.1	$260.5
Net changes in operating assets and liabilities	(47.8)	46.9	(0.3)	(46.5)	44.9
Amortization of debt-related deferred costs	(6.2)	(6.8)	(7.2)	(6.2)	(6.8)
Interest and debt expense, net	115.4	99.2	99.4	115.4	99.2
Unit-based compensation charges	(47.0)	(28.5)	(25.5)	(47.0)	(28.5)
Loss on long-lived assets, net	(6.2)	(28.6)	(65.6)	(6.2)	(28.6)
Gain on acquisition	209.4	—	—	209.4	—
Goodwill impairment	—	—	(38.8)	—	—
Loss on contingent consideration	—	—	(57.0)	—	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(6.9)	(0.5)	0.1	(6.9)	(0.5)
Deferred income taxes	—	0.7	2.1	(0.2)	0.1
Provision (benefit) for income taxes	0.3	0.1	(0.8)	0.3	—
Other non-cash income	—	(0.2)	(0.9)	—	(0.2)
EBITDA	631.4	335.9	161.4	636.2	340.1
Unit-based compensation charges	47.0	28.5	25.5	47.0	28.5
Loss on long-lived assets, net	6.2	28.6	65.6	6.2	28.6
Gain on acquisition	(209.4)	—	—	(209.4)	—
Goodwill impairment	—	—	38.8	—	—
Loss on contingent consideration	—	—	57.0	—	—
Earnings from unconsolidated affiliates, net	(32.8)	(53.3)	(47.8)	(32.8)	(53.3)
Adjusted EBITDA from unconsolidated affiliates, net	74.9	95.6	80.3	74.9	95.6
Change in fair value of commodity inventory-related derivative contracts	2.7	(18.3)	2.2	2.7	(18.3)
Significant transaction and environmental related costs and other items	6.5	3.1	12.4	6.5	3.1
Adjusted EBITDA	$526.5	$420.1	$395.4	$531.3	$424.3

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

Crestwood Equity and Crestwood Midstream	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$835.8	$20.4	$2,325.7
Intersegment revenues	175.0	14.2	(189.2)
Costs of product/services sold	526.1	0.2	2,018.6
Operations and maintenance expense	98.7	4.0	36.1
Loss on long-lived assets, net	(6.2)	—	(0.2)
Gain on acquisition	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net	(2.1)	34.9	—
EBITDA for the year ended December 31, 2019	$587.1	$65.3	$81.6

Revenues	$946.7	$17.1	$2,690.3
Intersegment revenues	192.4	10.5	(202.9)
Costs of product/services sold	767.0	0.2	2,362.2
Operations and maintenance expense	71.7	3.3	50.8
Loss on long-lived assets, net	(3.0)	—	(27.3)
Earnings from unconsolidated affiliates, net	22.5	30.8	—
EBITDA for the year ended December 31, 2018	$319.9	$54.9	$47.1

Crestwood Equity
Revenues	$1,688.2	$37.2	$2,155.5
Intersegment revenues	134.5	6.7	(141.2)
Costs of product/services sold	1,480.8	0.3	1,893.6
Operations and maintenance expense	68.4	4.2	63.4
Loss on long-lived assets, net	(14.4)	—	(48.2)
Goodwill impairments	—	—	(38.8)
Loss on contingent consideration	—	(57.0)	—
Earnings from unconsolidated affiliates, net	18.9	28.9	—
Other income, net	0.8	—	—
EBITDA for the year ended December 31, 2017	$278.8	$11.3	$(29.7)

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the years ended December 31, 2019, 2018 and 2017.

Gathering and Processing

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

EBITDA for our gathering and processing segment increased by approximately $267.2 million during the year ended December 31, 2019 compared to 2018. The comparability of our gathering and processing segment’s EBITDA during the year December 31, 2019 compared to 2018 was impacted by a $209.4 million gain related to our acquisition of the remaining 50% equity interest in Jackalope discussed below.

Our gathering and processing segment’s costs of products/services sold decreased by $240.9 million during the year ended December 31, 2019 compared to 2018, while our revenues decreased by approximately $128.3 million during 2019 compared to 2018. These variances were driven primarily by our Arrow operations which experienced lower average prices on its agreements under which it purchases and sells crude oil as a result of the decrease in crude oil prices during the year ended December 31, 2019 compared to 2018. Our costs of product/services sold decreased faster than our revenues year over year due to the offsetting impact of increasing volumes, which during the year ended December 31, 2019, natural gas, crude oil and water volumes gathered by our Arrow system increased by 33%, 32%, and 48%, respectively, compared to 2018. In August 2019, Arrow placed into service a 120 MMcf/d cryogenic plant at its natural gas processing facility which increased its processing capacity to 150 MMcf/d and, as a result, Arrow experienced a 124% increase in its processing volumes during the year ended December 31, 2019 compared to 2018.

Partially offsetting the decrease in our gathering and processing segment’s revenues related to our Arrow operations were operating revenues of approximately $70.1 million recognized during the year ended December 31, 2019 related to our Jackalope operations. In April 2019, we acquired Williams’ 50% equity interest in Jackalope and, as a result, we began consolidating Jackalope’s operating results from the date of acquisition.

Our gathering and processing segment’s operations and maintenance expenses increased by approximately $27 million during the year ended December 31, 2019 compared to 2018, primarily due to the acquisition of the remaining 50% equity interest in Jackalope. Also contributing to the increase in our gathering processing segment’s operations and maintenance expenses were environmental costs related to water releases on our Arrow system, which are further described in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15.

Our gathering and processing segment’s EBITDA for the year ended December 31, 2019 was also impacted by a loss on long-lived assets of approximately $6.2 million, primarily related to the retirement of certain water gathering lines on our Arrow system and the retirement and disposal of certain of our Granite Wash gathering and processing assets.

Our gathering and processing segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $24.6 million during the year ended December 31, 2019 compared to 2018. Equity earnings from our Jackalope equity investment decreased by approximately $14.4 million during the year ended December 31, 2019 compared to 2018, due to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019. Our gathering and processing segment also experienced lower equity earnings from our Crestwood Permian equity investment of approximately $10.2 million during the year ended December 31, 2019 compared to 2018, primarily due to lower average margin generated on certain of its gathering contracts resulting from higher transportation and fractionation fees during 2019 compared to 2018, and lower gathering and processing volumes due to producer well shut-ins that resulted from declining natural gas prices. Also impacting the decrease in equity earnings from Crestwood Permian was our proportionate share of a $2.3 million loss recorded by Crestwood Permian on the retirement of certain of its gathering and processing assets in 2019 and an increase in its depreciation and accretion expense due to placing the Orla processing plant into service in mid-2018.

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

Storage and Transportation

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

EBITDA for our storage and transportation segment increased by approximately $10.4 million during the year ended December 31, 2019 compared to 2018. Revenues from our COLT Hub operations increased by approximately $7 million during the year ended December 31, 2019 compared to 2018, primarily due to a 19% increase in COLT’s rail loading volumes due to higher demand for rail loading services resulting from higher basis differentials between the Bakken and U.S. western and eastern markets. The increase in demand also resulted in an increase in our storage and transportations segment’s operations and maintenance expense of $0.7 million during the year ended December 31, 2019 compared to 2018. Our storage and transportation segment’s costs of product/services sold related to our COLT Hub operations were flat during the year ended December 31, 2019 compared to 2018.

Our storage and transportation segment’s EBITDA was also impacted by a net increase of approximately $4.1 million in earnings from unconsolidated affiliates (primarily from our Stagecoach Gas equity investment) during the year ended December 31, 2019 compared to 2018. Earnings from our Stagecoach Gas equity investment increased by approximately $4.9 million during the year ended December 31, 2019 compared to 2018 due to our share of its equity earnings increasing from 40% to 50% effective July 1, 2019. Aside from this change in earnings percentage, our earnings from our Stagecoach Gas equity investment were relatively flat. This was due to demand for the natural gas storage and transportation services provided by Stagecoach Gas being relatively flat given that the Northeast market for natural gas in which Stagecoach Gas operates is experiencing declining natural gas prices and basis differentials, offset by an increase in producer activity and lack of new infrastructure being built, which is keeping the demand for Stagecoach Gas’s storage and transportation services relatively stable. In addition, in December 2019, Stagecoach Gas reached a final settlement related to its NGA Section 5 rate proceeding, the results of which is not anticipated to have a material impact on our current or future results of operations. We believe the Stagecoach Gas assets are well-positioned over the long-term to benefit from increased producer activity and access to key markets in the Northeast despite the current stable environment.

During the year ended December 31, 2019, earnings from our Tres Holdings equity investment increased by approximately $0.9 million compared to 2018. During 2018, we recorded our proportionate share of a $0.8 million loss recorded by Tres Holdings related to the disposition of certain of its assets. Earnings from our PRBIC equity investment decreased by approximately $1.7 million during the year ended December 31, 2019 compared to 2018, due to the expiration of a rail loading contract with one of its customers in mid-2018.

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

Marketing, Supply and Logistics

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

EBITDA for our marketing, supply and logistics segment increased by approximately $34.5 million during the year ended December 31, 2019 compared to 2018. The comparability of our marketing, supply and logistics segment’s EBITDA was impacted by a $26.9 million loss on sale of long-lived assets recorded during the year ended December 31, 2018 related to the sale of our West Coast assets.

The sale of our West Coast assets in late 2018 resulted in lower revenues of approximately $196.2 million and lower costs of product/services sold of approximately $184.5 million compared to 2018. In addition, the sale of our West Coast assets and a related $2.9 million property tax refund received during 2019 were the primary drivers for lower operations and maintenance expenses of approximately $14.7 million during the year ended December 31, 2019 compared to 2018.

Our NGL marketing and logistics operations (other than West Coast) experienced a reduction in its revenues and costs of products/services sold of approximately $439.1 million and $439.7 million, respectively, during the year ended December 31, 2019 compared to 2018, primarily as a result of decreasing NGL prices. NGL prices decreased due to a combination of high NGL production and constrained NGL infrastructure. During both 2019 and 2018, our NGL marketing and logistics operations were able to take advantage of market disruptions, low NGL prices and unusual weather and crop drying conditions to utilize its trucking, rail and storage assets to economically source seasonal inventory and create strong margin for delivery into forward markets. Included in our costs of product/services sold was a gain of $19.5 million and $29.6 million during the years ended December 31, 2019 and 2018, respectively, related to the change in fair value of our derivative instruments which were also driven by the decreasing NGL prices described above.

Our crude and natural gas marketing operations experienced an increase in its revenues and costs of products/services sold of approximately $284.4 million and $280.6 million, respectively, during the year ended December 31, 2019 compared to 2018. These increases were driven by higher crude marketing volumes, as our crude marketing operations were able to utilize excess storage capacity and transportation assets to capitalize on opportunities created by widening WTI to Bakken basis differentials.

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

The remaining $32.6 million increase in our revenues (net of costs of product/services sold) during the year ended December 31, 2018 compared to 2017 was driven by our NGL marketing and logistics operations. Included in our costs of product/

services sold was a gain of $29.6 million and a loss of $31.2 million during the years ended December 31, 2018 and 2017, respectively. Of the $29.6 million gain in 2018, approximately $18.3 million related to the change in fair value of commodity inventory-related derivative contracts that had not yet settled in cash at December 31, 2018. The remaining increase in our revenues and costs of product/services sold of our NGL marketing and logistics operations was primarily the result of our ability to capture more marketing opportunities to purchase and sell NGLs given the unusually cold weather during 2018. In addition, we experienced increased demand for trucking, rail, storage and terminal services as a result of an expanded US NGL supply base and market dislocations caused by increased NGL supplies from various high growth regions and regional pipeline outages.

During the year ended December 31, 2018, our marketing, supply and logistics segment’s operations and maintenance expenses decreased by approximately $12.6 million compared to 2017, primarily due to the sale of our West Coast and US Salt assets described above, in addition to efforts to realign certain of its operations.

Other EBITDA Results

General and Administrative Expenses. During the year ended December 31, 2019, our general and administrative expenses increased compared to 2018, while we experienced a decrease in these expenses during 2018 compared to 2017. Our unit-based compensation charges increased by approximately $18.5 million during the year ended December 31, 2019 compared to 2018 and increased by approximately $3.0 million during 2018 compared to 2017. These increases were driven by the acceleration of certain awards due to the Corporate restructuring that occurred in early 2019 and higher average awards outstanding under our long-term incentive plans during both years. In addition, during the year ended December 31, 2019, we incurred higher transaction-related costs primarily associated with our Jackalope acquisition, while during the year ended December 31, 2017, we incurred higher costs associated with the realignment of our Marketing, Supply and Logistics operations.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2019, our depreciation, amortization and accretion expense increased compared to 2018, while we experienced a decrease in our depreciation, amortization and accretion expense during 2018 compared to 2017. These changes were primarily due to the Jackalope Acquisition in April 2019, partially offset by the sale of our West Coast assets and US Salt operations during 2018 and 2017, respectively, and the deconsolidation of our Crestwood New Mexico operations in 2017. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Notes 3 and 6.

Interest and Debt Expense, Net. During the year ended December 31, 2019, interest and debt expense, net increased by approximately $16.2 million compared to 2018, primarily due to the issuance of $600 million unsecured senior notes due 2027 in April 2019 and higher average outstanding balances on our credit facility that were primarily utilized to fund growth capital expenditures during 2019. During the year ended December 31, 2018, interest and debt expense, net was relatively flat compared to 2017.

The following table provides a summary of our interest and debt expense, net (in millions):

	Year Ended December 31,
	2019	2018	2017
Credit facilities	$26.4	$24.6	$18.6
Senior notes	96.6	72.5	76.4
Other debt-related costs	6.8	7.1	7.3
Gross interest and debt expense	129.8	104.2	102.3
Less: capitalized interest	14.4	5.0	2.9
Interest and debt expense, net	$115.4	$99.2	$99.4

Loss on Modification/Extinguishment of Debt. During the year ended December 31, 2018, we recognized a loss on modification of debt of approximately $0.9 million in conjunction with amending and restating Crestwood Midstream’s senior secured revolving credit facility. During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of approximately $37.7 million in conjunction with the tender of the principal amounts previously outstanding under Crestwood Midstream's senior notes due in 2020 and 2022.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under the Crestwood Midstream credit facility, and sales of equity and debt securities. Our equity investments use cash from their respective operations to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

We make cash quarterly distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. In February 2020, we paid a quarterly distribution of $0.625 per limited partner unit, an increase of approximately 4% compared to the quarterly distributions declared throughout 2019, and we expect to maintain this quarterly distribution through 2020, subject to the board of directors’ quarterly approval. We also pay cash quarterly distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $9 million to Crestwood Niobrara’s non-controlling partner. We believe our operating cash flows will well exceed cash distributions to our partners, preferred unitholders and non-controlling partner at current levels, and as a result, we will have substantial operating cash flows as a source of liquidity for our growth capital expenditures.

As of December 31, 2019, we had $661.3 million of available capacity under our revolving credit facility considering the most restrictive debt covenants in the credit agreement. As of December 31, 2019, we were in compliance with all of our debt covenants applicable to the credit facility and our senior notes. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the covenants related to our credit facility and senior notes.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$420.4	$253.6	$255.9
Net cash provided by (used in) investing activities	(943.7)	(241.2)	38.7
Net cash provided by (used in) financing activities	531.8	3.5	(294.9)

Operating Activities

Our operating cash flows increased by approximately $166.8 million during the year ended December 31, 2019 compared to 2018. The increase was primarily driven by lower costs of product/services sold of approximately $584.5 million primarily from our marketing, supply and logistics segment’s and gathering and processing segment’s operations, partially offset by lower revenues of approximately $472.2 million primarily from these segments as discussed above in Results of Operations above. In addition, we had a net cash inflow from working capital requirements of approximately $47.8 million.

Our operating cash flows decreased by $2.3 million during the year ended December 31, 2018 compared to 2017. We experienced higher revenues and costs primarily from our gathering and processing segment’s Arrow operations of $362.0 million and $334.8 million, respectively, and higher revenues (net of costs of product/services sold) from our marketing, supply and logistics segment’s NGL marketing and logistics operations of approximately $32.6 million. Offsetting these higher revenues and costs was a $16.3 million decrease in operating revenues from our COLT Hub operations and a net cash outflow from working capital requirements of approximately $47.2 million.

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

During 2020, we anticipate growth capital expenditures of approximately $150 million to $200 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $20 million to $25 million on maintenance capital expenditures and approximately $30 million to $40 million on capital expenditures that are directly reimbursable by our customers. We anticipate that our growth and reimbursable capital expenditures in 2020 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility.

We have identified growth capital project opportunities for our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flows and earnings. The following table summarizes our capital expenditures for the year ended December 31, 2019 (in millions):

Growth capital	$384.2
Maintenance capital	19.1
Other(1)	52.2
Purchases of property, plant and equipment	$455.5

(1)	Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the year ended December 31, 2019, we contributed approximately $28.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects and contributed $8.6 million to our Stagecoach Gas, Tres Holdings and PRBIC equity investments for other operating purposes. We also contributed $24.4 million to our Jackalope equity investment prior to our acquisition of the remaining 50% equity interest in Jackalope from Williams, and this contribution was primarily utilized by us after Jackalope’s consolidation to fund its growth capital expenditures. During 2018 and 2017, we contributed approximately $64.4 million and $58.0 million to our equity investments to fund their expansion projects and other operating activities.

Acquisition and Divestitures. Below is a summary of the acquisition and divestitures which impacted our investing activities during the years ended December 31, 2019, 2018 and 2017.

•	In April 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope for approximately $462.1 million, net of cash acquired of approximately $22.5 million;

•	In October 2018, we sold our West Coast facilities to a third party for net proceeds of approximately $70.5 million; and

•	In December 2017, we sold 100% of our equity interests in US Salt to an affiliate of Kissner Group Holdings LP for net proceeds of approximately $223.6 million.

Financing Activities

Significant items impacting our financing activities during the years ended December 31, 2019, 2018 and 2017 included the following:

Equity Transactions

•
In April 2019, Crestwood Niobrara issued $235 million in new Series A-3 preferred units to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams. For a further discussion of this transaction, See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12;

•
In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A preferred units issued to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) for an aggregate purchase price of $202.7 million and issued $175 million of new Series A-2 preferred units to Jackalope Holdings. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 12. We began making distributions to Jackalope Holdings on its Series A-2 preferred units in April 2018.

•	During the years ended December 31, 2019, 2018 and 2017, Crestwood Niobrara paid cash distributions of approximately $25.0 million, $9.9 million and $15.2 million to its non-controlling partner;

•
During the years ended December 31, 2019, 2018 and 2017, we made cash distributions of approximately $60.1 million, $60.1 million and $15 million to our preferred unitholders. Prior to September 30, 2017, we paid quarterly distributions to our preferred unitholders by issuing additional preferred units;

•
During the year ended December 31, 2019, our distributions to partners increased by approximately $1.6 million compared to 2018 and approximately $3.2 million during 2018 compared to 2017. These increases were due to an increase in our common units outstanding;

•	During the year ended December 31, 2017, we received net proceeds of approximately $15.2 million from the issuance of CEQP common units; and

•
During the year ended December 31, 2019, our taxes paid for unit-based compensation vesting increased by approximately $3.6 million compared to 2018 and by approximately $1.9 million during 2018 compared to 2017, primarily due to higher vesting of unit-based compensation awards.

Debt Transactions

•
During the year ended December 31, 2019, our debt-related transactions resulted in net proceeds of approximately $568.8 million compared to net proceeds of approximately $253.4 million in 2018 and net repayments of approximately $76.3 million in 2017. During 2019, we issued $600 million unsecured senior notes due 2027 and during 2017, we issued $500 million of senior unsecured notes due in 2025. During 2017, we redeemed all amounts previously outstanding under Crestwood Midstream’s senior notes due in 2020 and 2022. For a further discussion of these and other debt-related transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our consolidated financial statements, such as long-term debt, leases and other accrued liabilities, while other obligations, such as capital and other commitments and contractual interest amounts are not reflected on our consolidated balance sheets. The following table and discussion summarizes our contractual cash obligations as of December 31, 2019 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt:
Principal	$0.2	$0.4	$1,257.0	$1,100.0	$2,357.6
Interest(1)	128.6	257.1	158.2	85.9	629.8
Standby letters of credit	31.7	—	—	—	31.7
Future minimum payments under leases(2)	24.5	32.9	12.8	7.5	77.7
Asset retirement obligations	1.5	—	—	33.3	34.8
Fixed price commodity purchase commitments(3)	712.3	80.1	—	—	792.4
Purchase commitments and other contractual obligations(4)	133.3	—	—	—	133.3
Total contractual obligations	$1,032.1	$370.5	$1,428.0	$1,226.7	$4,057.3

(1)
$557.0 million of our long-term debt is variable interest rate debt at the Alternate Base rate or Eurodollar rate plus an applicable spread. These rates plus their applicable spreads were between 3.96% and 6.00% at December 31, 2019. These rates have been applied for each period presented in the table.

(2)	Includes our operating and finance leases. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 15 for a further discussion of these obligations.

(3)	Fixed price purchase commitments are volumetrically offset by third party fixed price sale contracts.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

As of December 31, 2019, both the carrying value and fair value of our fixed rate debt instruments was approximately $1.8 billion. As of December 31, 2018, the carrying value and fair value of our fixed rate debt instruments was approximately $1.2 billion and $1.1 billion. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facility. At December 31, 2019, we had obligations totaling $557.0 million outstanding under the credit facility. These obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the interest rate on our credit facility were to fluctuate by 1% from the rate as of December 31, 2019, our annual interest expense would have changed by approximately $5.6 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to (i) the NGLs and crude oil marketed or supplied by our NGL and crude oil supply and logistics operations (MS&L segment); (ii) NGLs under certain of our percentage-of-proceeds contracts (G&P segment); and (iii) crude oil and natural gas purchased from our Arrow producer customers (G&P segment).  Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities.  We remain subject to volumetric risk under contracts without minimal volume commitments or take-or-pay pricing terms, but absent other market factors that could adversely impact our operations (i.e., market conditions that negatively influence our producer customers’ decisions to develop or produce hydrocarbons), changes in the price of natural gas, NGLs or crude oil should not materially impact our operations.

In our marketing, supply and logistics operations, we consider market risk to be the risk that the value of our NGL and crude services portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2019, were energy marketers, propane retailers, resellers, and dealers.

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

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2019 were assets of $43.2 million and liabilities of $6.7 million. We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management function regularly compares valuations to independent sources and models on a quarterly basis. The following table represents the net unbalanced position of our commodity-based derivatives at December 31, 2019, the change in market value of our commodity-based derivatives based upon a theoretical change of 10% in the underlying value of the respective derivatives, and the inventory positions that would substantially offset this theoretical change:

	December 31, 2019
	Net Unbalanced Position (MMBbls)	Market Value Change (in millions)	Inventory Position (MMBbls)
Natural gas	0.5	$1.1	—
NGLs	2.4	4.4	1.9
Crude oil	0.7	3.9	0.5
Total	3.6	$9.4	2.4

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

In November 2019, Chesapeake, our major customer in the Powder River Basin, announced that continued low commodity prices could negatively impact their cash flows and financial condition, and raised substantial doubt about its ability to continue as a going concern given the financial covenants contained in their debt agreements. Subsequent to their announcement, Chesapeake announced that it had refinanced certain amounts of its debt and amended its debt covenants to alleviate certain of its liquidity concerns. Although Chesapeake is current on all amounts due to us, we are closely monitoring our exposure to Chesapeake to ensure they continue to promptly pay amounts invoiced to them.

Under a number of our customer contracts, there are provisions that provide for our right to request or demand credit assurances from our customers including the posting of letters of credit, surety bonds, cash margin or collateral held in escrow for varying levels of future revenues. We continue to closely monitor our producer customer base since a majority of our customers in our gathering and processing and storage and transportation operations are either not rated by the major rating agencies or had below investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officers and Chief Financial Officers of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s and Crestwood Midstream’s internal control over financial reporting.

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

On April 9, 2019, we acquired the remaining 50% equity interest in Jackalope from Williams. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2019 excluded Jackalope. The financial reporting systems of Jackalope were not fully integrated into our financial reporting systems throughout 2019. Therefore, we did not have the practical ability to perform an assessment of their internal controls in time for this current year-end. We fully expect to include Jackalope in next year’s assessment. Jackalope constituted $1,147.3 million, $70.1 million and $20.9 million in total assets, revenues and net income, respectively, in our consolidated financial statements.

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2019. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2019, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 21, 2020, on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

On February 20, 2020, John W. Somerhalder, II provided notice of his resignation from the board of directors (the Board) of Crestwood Equity GP LLC, a Delaware limited liability company (CEQP GP) and the general partner of Crestwood Equity Partners LP, a Delaware limited partnership (the Partnership), effective immediately. The resignation of Mr. Somerhalder is not as a result of any disagreement with CEQP GP or the Partnership regarding any matter related to the operations, policies or practices of CEQP GP or the Partnership. Mr. Somerhalder resigned from the Board due to his appointment as the interim President and Chief Executive Officer of CenterPoint Energy, Inc.

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

Executive Officers and Directors	Age	Position with our General Partner
Robert G. Phillips	65	President, Chief Executive Officer and Director
Robert T. Halpin	36	Executive Vice President, Chief Financial Officer
Steven M. Dougherty	47	Executive Vice President, Chief Accounting Officer
Joel C. Lambert	51	Executive Vice President, Chief Legal, Compliance and Safety Officer
William H. Moore	40	Executive Vice President, Corporate Strategy
Alvin Bledsoe	71	Director
William Brown	38	Director
Warren H. Gfeller	67	Director
Janeen S. Judah	60	Director
David Lumpkins	65	Director
Gary D. Reaves	40	Director
John J. Sherman	64	Director

Robert G. Phillips was elected Chairman, President and Chief Executive Officer of our general partner in June 2013 and has served on the Management Committee of Crestwood Holdings since May 2010. He served as Chairman, President and CEO of Legacy Crestwood from November 2007 until October 2013. Previously, Mr. Phillips served as President and Chief Executive Officer and a Director of Enterprise Products Partners L.P. from February 2005 until June 2007 and Chief Operating Officer and a Director of Enterprise Products Partners L.P. from September 2004 until February 2005. Mr. Phillips also served on the Board of Directors of Enterprise GP Holdings L.P., the general partner of Enterprise Products Partners L.P., from February 2006 until April 2007. He previously served as Chairman of the Board and CEO of GulfTerra Energy Partners, L.P. (GTM) from 1999 to 2004 prior to GTM’s merger with Enterprise Product Partners, LP, and held senior executive management positions with El Paso Corporation, including President of El Paso Field Services from 1996 to 2004. Prior to that he was Chairman, President and CEO of Eastex Energy, Inc. from 1981 to1995. Mr. Phillips previously served as a Director of Pride International, Inc. from October 2007 to May 31, 2011, one of the world’s largest offshore drilling contractors, and was a member of its audit committee. Mr. Phillips has served as a Director of Bonavista Energy Corporation, a Canadian independent oil and gas producer, since May 2015. Mr. Phillips holds a B.B.A. from The University of Texas at Austin and a Juris

Doctorate from South Texas College of Law. Mr. Phillips was selected to serve as the Chairman of the Board of our general partner because of his deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as his experience in executive leadership roles for public companies in the energy industry and operational and financial expertise in the oil and gas business generally.

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

Steven M. Dougherty was appointed Executive Vice President and Chief Accounting Officer of our general partner in January 2020. He served as Senior Vice President and Chief Accounting Officer of our general partner from October 2013 to January 2020. He served as Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer of Legacy Crestwood from January 2013 to October 2013. Mr. Dougherty had served as Vice President and Chief Accounting Officer of Legacy Crestwood since June 2012. Prior to joining Legacy Crestwood, Mr. Dougherty was Director of Corporate Accounting at El Paso Corporation (El Paso) since 2001, with responsibility over El Paso’s corporate segment and in leading El Paso’s efforts in addressing complex accounting matters. Mr. Dougherty also had seven years of experience with KPMG LLP, working with public and private companies in the financial services industry. Mr. Dougherty holds a Master of Public Accountancy from The University of Texas at Austin and is a certified public accountant in the State of Texas.

Joel C. Lambert was appointed Executive Vice President, Chief Legal, Compliance and Safety Officer in January 2020. He served as Senior Vice President, General Counsel and Chief Compliance Officer of our general partner from August 2017 to January 2020. He served as Senior Vice President, General Counsel and Corporate Secretary of our general partner from October 2013 to August 2017. He served as a director of Legacy Crestwood from October 2010 to October 2013. From 2007 until October 2013, Mr. Lambert served as Vice President, Legal of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. From 1998 to 2006, Mr. Lambert was an attorney in the Business and International Section of Vinson & Elkins LLP. In 1997, he was an Intern at the Texas Supreme Court, and has served as a Military Intelligence Specialist for the United States Army. Mr. Lambert holds a Bachelor of Environmental Design from Texas A&M University and a Juris Doctorate from The University of Texas School of Law.

William H. Moore was appointed Executive Vice President, Corporate Strategy of our general partner in January 2020. He served as Senior Vice President, Strategy and Corporate Development of our general partner from October 2013 to January 2020. He joined Legacy Inergy in 2005 as a legal analyst and has held various positions in corporate and business development, including Vice President, Corporate Development. Mr. Moore holds an M.B.A from Fort Hays State University, and a Juris Doctorate from the University of Kansas School of Law.

Alvin Bledsoe was appointed a director of our general partner in October 2013. He served as a director of Crestwood Midstream GP LLC (CMLP GP) from October 2013 to October 2015 and as a director of Legacy Crestwood from July 2007 until October 2013. Mr. Bledsoe currently serves as a director and audit committee chair of SunCoke Energy, Inc. and as a director of Gulfport Energy Corporation. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant and served in various senior roles for 33 years at PricewaterhouseCoopers (PwC). From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a managing partner and regional managing partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body. Mr. Bledsoe was selected to serve as a director of our general partner due to his extensive background in public accounting and auditing, including experience advising publicly-traded energy companies.

William Brown was appointed a director of our general partner in May 2019. Mr. Brown is a Managing Director at First Reserve, a leading global private equity investment firm exclusively focused on energy, which he joined in 2006. Prior to joining First Reserve as an Associate, he was an Investment Banking Analyst at Banc of America Securities LLC. Mr. Brown was appointed to serve as a director of our general partner due to his years of experience in investment origination and structuring, due diligence, execution and monitoring, with an emphasis on the equipment, manufacturing and midstream energy sectors. Mr. Brown holds a B.S. from Duke University and a M.B.A. from Columbia Business School.

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

Janeen S. Judah was appointed as a director of our general partner in November 2018. She currently serves as a Director at Patterson-UTI Energy, Inc. and Jagged Peak Energy Inc. Ms. Judah previously held numerous leadership positions at Chevron Corporation (Chevron), including general manager for Chevron’s Southern Africa business unit, president of Chevron Environmental Management Company and general manager of Reservoir and Production Engineering for Chevron Energy Technology Company. Ms. Judah was appointed to the board due to her more than 35 years of operational and managerial experience within the energy industry. Ms. Judah holds Bachelor of Science and Masters of Science degrees in petroleum engineering from Texas A&M University, a Masters of Business Administration from The University of Texas of the Permian Basin and a Juris Doctorate from the University of Houston Law Center. Ms. Judah’s diverse energy experience as well as her environmental expertise adds significant value to our board of directors.

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

John J. Sherman has served as a director of our general partner since March 2001 and previously served as a director of CMLP GP. He served as Chief Executive Officer and President of our general partner from March 2001 until June 2013 and of our predecessor from 1997 until July 2001. Prior to joining our predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas. He also served as President, Chief Executive Officer and director of Inergy Holdings GP, LLC. He is currently the Chairman and CEO of the Kansas City Royals and Chief Executive Officer of MLP Holdings, LLC, and a director of Evergy and Tech Accel LLC. We believe the breadth of Mr. Sherman’s experience in the energy industry and his past employment described above, as well as his current board of director positions, has given him valuable knowledge about our business and our industry that makes him an asset to our board of directors.

Independent Directors

Because we are a limited partnership, the listing standards of the NYSE do not require that we or our general partner have a majority of independent directors on the board, nor that we establish or maintain a nominating or compensation committee of the board. We are, however, required to have an audit committee consisting of at least three members, all of whom are required to be independent as defined by the NYSE. The board of directors has determined that Alvin Bledsoe, Warren Gfeller, Janeen Judah and David Lumpkins qualify as independent pursuant to independence standards established by the NYSE as set forth in Section 303A.02 of the manual. To be considered an independent director under the NYSE listing standards, the board of directors must affirmatively determine that a director has no material relationship with us other than as a director. In making this determination, the board of directors adheres to all of the specific tests for independence included in the NYSE listing standards and considers all other facts and circumstances it deems necessary or advisable.

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

Sustainability Committee

The member of the sustainability committee is Janeen Judah (Chairman). Our general partner has established a sustainability committee to provide oversight of our sustainability initiatives and to ensure that environmental, social and governance risks are incorporated into our long-term business strategy. The sustainability committee will also oversee the development of our sustainability strategy, as well as review and recommend to the board for approval any sustainability reporting and disclosure.

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

Communication with the Board of Directors

We have established a procedure by which unitholders or interested parties may communicate directly with the board of directors, any committee of the board, any of the independent directors or any one director serving on the board of directors by sending written correspondence addressed to the desired person, committee or group to the attention of Joel C. Lambert, Executive Vice President, Chief Legal, Compliance and Safety Officer, 811 Main Street, Suite 3400, Houston, TX 77002. Communications are distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

For purposes of this Compensation Discussion and Analysis our NEOs for Fiscal 2019 were comprised of:

•	Robert G. Phillips, our current President and Chief Executive Officer and Director (Principal Executive Officer);

•	Robert T. Halpin, our Executive Vice President and Chief Financial Officer (Principal Financial Officer);
•William H. Moore, our Executive Vice President, Corporate Strategy;

•	Steven M. Dougherty, our Executive Vice President and Chief Accounting Officer;

•	Joel C. Lambert, our Executive Vice President, Chief Legal, Compliance and Safety Officer; and

•	J. Heath Deneke, our former Executive Vice President and Chief Operating Officer

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

Role of the Compensation Committee

For all NEOs, except the CEO, the compensation committee reviews the CEO’s recommendations, supporting market data, and individual performance assessments. In addition, the compensation committee reviews the reasonableness of the CEO’s pay recommendations based on a competitive market study that includes proxy and annual report data from the approved comparator peer group and published compensation survey data. For the CEO, in fiscal 2019 the board of directors met in executive session without management present to review the CEO’s performance. In this session, the board of directors reviewed:

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

Role of the Compensation Consultant

Willis Towers Watson is our third-party compensation consultant. Our compensation committee and management believe it is beneficial to have an independent third-party analysis to assist in evaluating and setting executive compensation. Management, in consultation with the compensation committee, chose Willis Towers Watson based on its extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry. For fiscal 2019, Willis Towers Watson provided management and the compensation committee with an analysis of our executive compensation programs, including total direct compensation comprised of base salary, annual incentive and long-term incentive compensation, in order to assess the competitiveness of our programs and to provide conclusions and recommendation. Our compensation committee has taken and will take into consideration the discussions, guidance and compensation studies produced by our compensation consultant in order to make compensation decisions. The compensation committee has assessed the independence of the compensation consultant and has concluded that the compensation consultant’s work for the compensation committee does not raise any conflict of interest.

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

After discussion with Willis Towers Watson and reviewing its recommendation of a peer group based on companies with annual revenues, assets and net income similar to ours and taking into account geographic footprint and employee count, our compensation committee determined that the peer group listed below was the most appropriate for purposes of the 2019 executive compensation analyses.

Buckeye Partners, L.P.	NuStar Energy, L.P.
DCP Midstream Partners, LP	SemGroup Corporation
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	Sprague Resources LP
EQM Midstream Partners, LP	Tallgrass Energy Partners, LP
Genesis Energy LP	Targa Resources Corp.
Magellan Midstream Partners, L.P.	Western Gas Partners, LP
MPLX, LP

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

Base salaries for our NEOs are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of the base salary amounts of the NEOs as compared to the compensation of executives in similar positions with similar responsibility levels in our industry. However, the final determination of base salary amounts was within the compensation committee’s discretion. Based on our objective to maintain target average base compensation at the 50th percentile of the market data, the compensation committee approved increases for our NEOs effective January 1, 2018. Accordingly, the annual base salaries were increased as follows: Mr. Phillips ($775,000), Mr. Halpin ($465,000), Mr. Dougherty ($422,000), Mr. Lambert ($435,000) and Mr. Moore ($385,000).

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

Actual bonuses for 2019 were determined based on our achievement of compensation committee approved key performance indicators (KPIs) and a board discretionary component. The KPIs for fiscal 2019 were Distributable Cash Flow Per Common Unit, Adjusted EBITDA, Total Shareholder Return Relative to Peers, Safety and Optimization and Sustainability. Each KPI is then weighted based on the relative impact to our overall compensation philosophy and objectives. Actual results between the minimum and maximum target thresholds are pro-rated based on the percentage of target reached. Actual results above the maximum threshold are capped at 140% and results below 40% achievement result in 0% achievement for that KPI, excluding total shareholder return relative to peers. The board discretionary component allows our board of directors the ability to increase the total recommended bonus pool as much as 25% or decrease the bonus pool by as much as 20% based on qualitative factors deemed relevant by the board.

2019 Annual Incentive Awards KPIs	Weighting	2019 Target	2019 Actual	% Achievement
Distributable Cash Flow Per Common Unit	30%	$3.86	$4.17	108%
Adjusted EBITDA	30%	$511.6	$526.5	103%
Relative Total Shareholder Return	10%	100%	140%	140%
Total Recordable Incident Rate	4%	1.6	0.7	140%
Preventable Vehicle Incident Rate	4%	1.6	1.1	131%
Lost Time Injury Rate	4%	0.8	0.6	125%
Contractor TRIR on Growth/Maintenance Capital	2%	1.6	1.0	138%
Safety and Compliance Leading Indicators (1)	6%	*	*	109%
Optimization and Sustainability Achievements (2)	10%	*	*	90%

(1)	Safety and compliance leading indicators consist of near miss/unsafe act reporting, on-time completion of compliance tasks, positive inspection reports and training completion.

(2)
Optimization and sustainability achievements consist of achieving cost savings goals, on-time sustainability report issuance, implementing new system/process improvements, on-time HR initiative execution and completion of certain projects on-time and on-budget.

Based on the company’s KPI achievement, the actual annual incentive bonus pool for fiscal 2019 was established at 115% of target amount. The actual bonus amount paid to the individual NEO is then adjusted based on the individual performance review for such NEO. For 2019, four of our NEOs received the highest performance rating of “1” which increased the actual percentage for such individuals to 140% of target, which is equivalent to the company-wide target payout for “1” performance ratings. One NEO received a “2” performance rating, which increase the actual percentage for such individual to 125% of target.

The 2019 bonus payouts were as follows:

Name	2019 Base Salary ($)	Target Bonus ($)	Percentage of Target Bonus	Total ($)
Robert G. Phillips	775,000	775,000	140%	1,085,000
Robert T. Halpin	465,000	465,000	140%	651,000
William H. Moore	385,000	385,000	140%	539,000
Steven M. Dougherty	422,000	337,600	140%	472,640
Joel C. Lambert	435,000	348,000	125%	435,000

In addition to annual incentive awards, from time to time the compensation committee may award one-time project completion bonuses. The amount of these awards is recommended by management to the compensation committee based on the size of the project, the strategic importance of the project to the company and the respective individual’s efforts in sourcing and completing the project. There were no project completion bonus awards in 2019.

Long-Term Incentive Plan Awards

Long-term incentive awards for the NEOs are granted under the Crestwood Equity Partners LP Long Term Incentive Plan in order to promote achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. This plan was designed to align the economic interests of key employees and directors with those of our common unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us. For fiscal 2019, awards consisted of grants of restricted common units which vest based upon continued service. Long-term incentive plan awards are designed to attract and retain executive talent and to align their economic interests with those of common unitholders.

The initial annual long-term equity incentive targets for our NEOs were established in their Employment Agreements. For a more detailed description of the Executive Employment Agreements, see “Narrative Disclosure to Summary Compensation and Grants of Plan Based Awards Tables-Employment Agreements.” The annual target long-term equity incentives for our NEOs are reviewed on an annual basis and at the time of promotion or other changes in responsibilities. In determining the amount of any adjustments, the compensation committee uses market data as a tool for assessing the reasonableness of long-term incentive targets of the NEOs as compared to executives in similar positions with similar responsibility levels in our industry. However, the final determination of long-term equity awards is within the compensation committee’s discretion. Based on our objective of setting long-term incentive equity awards at the 75th percentile of market data, the annual target long-term incentive awards were increased in 2019 as follows: Mr. Phillips (400%), Messrs. Halpin and Deneke (275%), Mr. Lambert (250%) and Messrs. Moore and Dougherty (225%). Accordingly, the following annual restricted unit awards were made to our NEOs in 2019:

Name	Target Equity Percentage	2019 Restricted Units Awarded (#)	Value at Grant Date ($)
Robert G. Phillips	400%	111,071	3,476,522
Robert T. Halpin	275%	45,817	1,434,072
William H. Moore	225%	31,037	971,458
Steven M. Dougherty	225%	34,020	1,064,826
Joel C. Lambert	250%	38,965	1,219,605
J. Heath Deneke	275%	53,207	1,665,379

The annual restricted unit grants pay partnership distributions in cash in the same amount that would be payable to the holder as if he/she were the holder of common units.

In addition to the annual restricted unit grants, our NEOs are eligible to receive performance phantom unit awards. In fiscal 2019, each of our NEOs received a grant of performance phantom units. These performance phantom units vest over a three-year performance period and are paid out based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals were based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return, based on the Partnership’s percentile ranking as compared with companies that are contained in the Alerian MLP Index at the time the goals were set. The compensation committee selected these metrics because we believe these are the key value indicators for our unitholders and will most closely align the interests of our NEOs with those of our unitholders. The compensation committee then weighted the four performance measures as follows:

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
In making the 2019 performance unit grants to our NEOs, the compensation committee considered:

•	peer benchmarking data specific to each named executive officer; and

•	each NEO’s contribution to our long-term growth.

Based on this analysis, the compensation committee approved the following grants of performance units to our named executive officers on February 12, 2019:

	Performance Units
Name	Minimum (#)	Target (#)	Maximum (#)	Value at Grant Date ($)
Robert G. Phillips	53,744	107,488	214,976	3,677,599
Robert T. Halpin	14,332	28,663	57,326	980,668
William H. Moore	10,749	21,497	42,994	735,506
Steven M. Dougherty	10,749	21,497	42,994	735,506
Joel C. Lambert	13,436	26,872	53,744	919,393
Heath Deneke	16,123	32,246	64,492	1,103,263

The performance phantom units are entitled to partnership distributions in the same amount that would be payable to the holder of common units. However, distributions paid on performance phantom units are paid in additional performance units in lieu of cash and such additional performance units are subject to the same performance, vesting and forfeiture provisions as the original performance phantom units.

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

Severance and Change of Control Benefits

Our NEOs are entitled to certain severance and change in control benefits as provided in their respective Executive Employment Agreements. For a detailed description of the Executive Employment Agreements for our NEOs, see “Potential Payments upon a Change in Control or Termination during Fiscal 2019.”

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

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Thus, the compensation that we pay to our employees is not subject to the deduction limitations under Section 162(m) of the Code.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Members of the Compensation Committee

Warren Gfeller
Alvin Bledsoe

Summary Compensation Table for Fiscal 2019
The following table sets forth the cash and non-cash compensation earned by our NEOs for the fiscal years ended December 31, 2019, 2018, and 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert G. Phillips President, Chief Executive Officer and Director	2019	774,038	—	7,154,121	1,085,000	52,138	9,065,297
	2018	747,102	—	4,120,109	1,125,000	17,388	6,009,599
	2017	674,650	1,000	4,702,856	961,875	44,439	6,384,820
Robert T. Halpin Executive Vice President, Chief Financial Officer	2019	464,423	—	2,414,740	651,000	21,705	3,551,868
	2018	448,538	—	3,123,311	675,000	16,344	4,263,193
	2017	412,000	1,000	2,091,101	554,040	16,344	3,074,485
William H. Moore Executive Vice President, Corporate Strategy	2019	385,000	—	1,706,964	539,000	20,379	2,651,343
	2018	384,058	—	2,319,731	577,500	16,254	3,297,543
	2017	360,500	201,000	1,385,905	503,550	16,254	2,467,209
Steven M. Dougherty Executive Vice President, Chief Accounting Officer	2019	421,538	—	1,800,332	472,640	21,654	2,716,164
	2018	409,087	—	2,178,202	492,000	16,470	3,095,759
	2017	386,250	1,000	1,412,505	429,840	16,470	2,246,065
Joel C. Lambert Executive Vice President, Chief Legal, Compliance and Safety Officer	2019	434,038	—	2,138,998	435,000	22,839	3,030,875
	2018	409,087	—	2,178,202	492,000	16,614	3,095,903
J. Heath Deneke(1) Former Executive Vice President and Chief Operating Officer	2019	192,421	—	2,768,642	—	1,097,728	4,058,791
	2018	525,000	10,000	1,421,359	984,375	16,470	2,957,204
	2017	504,375	11,000	4,434,069	740,036	16,387	5,705,867

(1)
On March 25, 2019, Crestwood Operations LLC entered into a Separation Agreement and Release (Separation Agreement) with J. Heath Deneke, the Company’s former Executive Vice President and Chief Operating Officer. Under the Separation Agreement, Mr. Deneke’s employment terminated effective April 15, 2019. Mr. Deneke received (i) $1,078,620 of severance payments, (ii) reimbursement for the employer contribution portion of elected COBRA coverage for a period of up to 12 months and (iii) accelerated vesting of all his unvested restricted units.

(2)
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

(3) All Other Compensation for Fiscal Year 2019 consisted of the following:

Name	401(k) Matching Contributions ($)	Group Term Life Insurance ($)	Other ($)	Total ($)
Robert G. Phillips	16,800	9,017	26,321 (1)	52,138
Robert T. Halpin	16,800	4,905	—	21,705
William H. Moore	16,800	3,579	—	20,379
Steven M. Dougherty	16,800	4,854	—	21,654
Joel C. Lambert	16,800	6,039	—	22,839
J. Heath Deneke	16,800	2,308	1,078,620 (2)	1,097,728

(1)	Represents the incremental cost to the Company of the personal use of the Company aircraft.

(2)	Represents severance payments made to Mr. Deneke pursuant to the Separation Agreement.

Grants of Plan-Based Awards Table for Fiscal 2019

The following table provides information concerning each grant of an award made to our NEOs during fiscal 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payout Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards (#)(3)	Grant Date Fair Value of Unit and Option Awards ($)(4)
Robert G. Phillips	01/10/19							111,071	3,476,522
	02/12/19				53,744	107,488	214,976		3,677,599
		310,000	775,000	1,162,500
Robert T. Halpin	01/10/19							45,817	1,434,072
	02/12/19				14,332	28,663	57,326		980,668
		186,000	465,000	697,500
William H. Moore	01/10/19							31,037	971,458
	02/12/19				10,729	21,497	42,994		735,506
		154,000	385,000	577,500
Steven M. Dougherty	01/10/19							34,020	1,064,826
	02/12/19				10,729	21,497	42,994		735,506
		135,040	337,600	506,400
Joel C. Lambert	01/10/19							38,965	1,219,605
	02/12/19				13,436	26,872	53,774		919,393
		139,200	348,000	522,000
J. Heath Deneke(5)	01/10/19							53,207	1,665,379
	02/12/19				16,123	32,246	64,492		1,103,263

(1)
Actual amounts paid pursuant to the annual incentive bonus are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The amount of the annual bonus may be increased at the discretion of the compensation committee, irrespective of actual KPI performance, as described above in the “Compensation Discussion and Analysis - Incentive Awards.”

(2)
Represents grants of performance phantom units granted under the Long-Term Incentive Plan. The vesting of the performance units is subject to the attainment of pre-established performance goals based on adjusted distributable cash flow per unit, Adjusted EBITDA, adjusted return on capital employed and total shareholder return relative to the Alerian MLP Index during the third year of a three-year fiscal period. The grant date fair value of the performance unit awards reflected in the table is based on a target payout of such awards.

(3)
Represents grants of restricted units granted under the Long-Term Incentive Plan. The restricted units vest ratably (33.33%) over a three year period beginning on the first anniversary of the grant date.

(4)
Unit award amounts reflect the aggregate grant date fair value of unit awards granted during 2019 calculated in accordance with ASC 718, disregarding forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the value of the awards.

(5)	The vesting date of Mr. Deneke’s outstanding restricted units and his 2019 performance phantom units was accelerated to April 15, 2019 pursuant to the terms of the Separation Agreement.

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
On February 22, 2018, Crestwood Operations entered into an Omnibus Amendment to each Executive Employment Agreement (“Omnibus Amendment”). Pursuant to the Omnibus Amendment, if the employment of Messrs. Halpin, Moore, Dougherty or Lambert is terminated during the period beginning three months prior to a Change in Control and ending twelve months after a Change in Control, then the severance amount payable shall be increased to three (3) times base salary and average annual bonus for the prior two years.

The foregoing summary of the material provisions of the Executive Employment Agreements and the Omnibus Amendment is intended to be general in nature and is qualified by the full text of the Executive Employment Agreements and the Omnibus Amendment, each of which is incorporated by reference herein as an exhibit to this report.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table summarizes the outstanding equity awards as of the end of Fiscal 2019 for the each of our NEOs. The table includes restricted units and phantom performance units granted under the Crestwood Equity Partners LP Long Term Incentive Plan.

	UNIT AWARDS
Name	Number of Units That Have Not Vested (#)(1)(2)	Market Value of Units That Have Not Vested ($)(3)
Robert G. Phillips	466,376	17,008,182
Robert T. Halpin	225,032	7,746,086
William H. Moore	160,419	5,552,072
Steven M. Dougherty	160,031	5,540,115
Joel C. Lambert	170,351	5,858,178
J. Heath Deneke	33,268 (4)	1,024,320

(1)
Mr. Phillips' restricted units vest as follows: 25,636 units vest on January 5, 2020, 29,070 units vest on January 8, 2020, 37,023 units vest on January 10, 2020, 104,070 units vest on January 8, 2021, 37,024 units vest on January 8, 2021 and 37,024 units vest on January 8, 2021. Mr. Phillips' phantom performance units vests as follows: 89,041 units vest on February 15, 2020 and 107,488 units vest on February 12, 2022. Mr. Halpin's restricted units vest as follows: 16,178 units vest on January 5, 2020, 15,988 units vest on January 8, 2020, 15,272 units vest on January 10, 2020, 90,989 units vest on January 8, 2021, 15,272 units vest on January 10, 2021 and 15,273 units vest on January 10, 2022. Mr. Halpin's phantom performance units vests as follows: 27,397 units vest on February 15, 2020 and 28,663 units vest on February 12, 2022. Mr. Moore's restricted units vest as follows: 9,785 units vest on January 5, 2020, 13,776 units vest on January 8, 2020, 10,345 units vest on January 10, 2021, 63,776 units vest on January 8, 2021, 10,346 units vest on January 10, 2021 and 10,346 units vest on January 10, 2022. Mr. Moore's phantom performance units vests as follows: 20,548 units vest on February 15, 2020 and 21,497 units vest on February 12, 2022. Mr. Dougherty's restricted units vest as follows: 10,128 units vest on January 5, 2020, 11,919 units vest on January 8, 2020, 11,340 units vest on January 10, 2020, 61,919 units vest on January 8, 2021, 11,340 units vest on January 10, 2021 and 11,340 units vest on January 10, 2022. Mr. Dougherty's phantom units vests as follows: 20,548 units vest on February 15, 2020 and 21,497 units vest on February 12, 2022. Mr. Lambert's restricted units vest as follows: 10,128 units vest on January 5, 2020, 11,919 units vest on January 8, 2020, 12,988 units vest on January 10, 2020, 61,919 units vest on January 8, 2021, 12,988 units vest on January 10, 2021 and 12,989 units vest on January 10, 2022. Mr. Lambert's phantom performance units vests as follows: 20,548 units vest on February 15, 2020 and 26,872 units vest on February 12, 2022. The above vesting schedule does not include the unitized accrued distributions on the performance phantom unit grants.

(2)
Does not includes unitization of the accrued distributions on the performance phantom unit grants and does not include the potential increase/decrease in the number of performance phantom units that ultimately vest based on satisfaction of the performance factors summarized in the Compensation Discussion & Analysis.

(3)	Market value for CEQP units based on the NYSE closing price of $30.82 on December 31, 2019.

(4)	Represents Mr. Deneke’ss 2017 performance phantom unit grant that was not subject to accelerated vesting upon his termination of employment.

Units Vested During Fiscal 2019

The following table provides information regarding restricted units vesting during Fiscal 2019 for each of the NEOs. Value realized on vesting was calculated by using the NYSE closing price of Crestwood Equity Partners LP on the day immediately prior to the date that the award vested.

	UNIT AWARDS
Name	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
Robert G. Phillips	92,589	2,775,617
Robert T. Halpin	52,182	1,567,675
William H. Moore	38,658	1,175,547
Steven M. Dougherty	34,697	1,039,496
Joel C. Lambert	34,697	1,039,496
J. Heath Deneke	281,160 (1)	9,985,499

(1)	The vesting date of Mr. Deneke’s outstanding restricted units and his 2019 performance unit grant was accelerated to April 15, 2019 pursuant to the terms of the Separation Agreement.

Pension Benefits during Fiscal 2019

We do not offer any pension benefits.

Non-qualified Deferred Compensation during Fiscal 2019

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

Potential Payments upon a Change in Control or Termination during Fiscal 2019

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

The following table presents information about the gross payments potentially payable to our named executive officers pursuant to the Executive Employment Agreements, assuming each such named executive officer experienced a qualifying termination of employment on December 31, 2019.

Name	Cash Severance ($)(1)	Accelerated Vesting of Restricted Units ($)(2)	Benefit Continuation ($)(3)	Total ($)
Robert G. Phillips	5,715,000	17,008,182	24,198	22,747,380
Robert T. Halpin	2,326,000	7,746,086	28,003	10,100,089
William H. Moore	1,906,500	5,552,072	28,009	7,486,581
Steven M. Dougherty	1,834,640	5,540,115	28,009	7,402,764
Joel C. Lambert	1,867,000	5,858,178	28,009	7,753,187

(1)
As described above, amounts reflect cash severance payments payable upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” that the named executive officer will be entitled to receive pursuant to his Employment Agreements, subject to the executive’s execution of a release of claims. The severance payments are equal to two (or, in the case of Mr. Phillips, three) times the sum of the named executive officer’s base salary and average annual bonus for the prior two years. The cash severance payable to each of Messrs. Halpin, Moore, Dougherty and Lambert would increase to $3,489,000, $2,859,750, $2,751,960, and $2,800,500, respectively, in the event his qualifying termination was in connection with a Change in Control.

(2)
The amounts reflected in the table above include the value of restricted units and performance phantom units which would be subject to accelerated vesting upon a change of control or termination without “employer cause” or the named executive officer resigns due to “employee cause.” The value reflected for the restricted units is based on the NYSE closing price of $30.82 for CEQP units on December 31, 2019. This value does not reflect the unitization of the accrued distributions on the performance phantom unit grants.

(3)
As described above, amounts reflect the value of 18 months’ subsidized medical benefit coverage provided upon a qualifying termination without “employer cause” or the named executive officer resigns due to “employee cause” the named executive officer will be entitled to receive pursuant to his Employment Agreement, subject to the executive’s execution of a release of claims.

Director Compensation Table for Fiscal 2019

The following table sets forth the cash and non-cash compensation for Fiscal 2019 by each person who served as a non-employee director of our general partner during such time.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Non-Qualified Deferred Comp Earnings ($)	Total ($)
Alvin Bledsoe	120,000	103,985	2,815 (2)	226,800
William Brown	—	94,735	—	94,735
Warren Gfeller	130,000	103,985	—	233,985
Janeen Judah	120,000	103,985	—	223,985
David Lumpkins	120,000	103,985	—	223,985
Gary Reaves	—	110,683	—	110,683
John Sherman	100,000	103,985	—	203,985
John Somerhalder II(3)	120,000	103,985	23,591 (2)	247,576

(1)
Reflects the value of restricted unit awards, calculated in accordance with ASC 718, disregarding estimated forfeitures. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. These restricted unit grants will vest on the first anniversary of the grant date and as of December 31, 2019, our non-employee directors held the following restricted unit awards: Mr. France, Mr. Gfeller, Ms. Judah, Mr. Lumpkins and Mr. Sherman each held 3,582 restricted units. Mr. Reaves was appointed to the CEQP board of directors on January 22, 2019 and received 3,582 restricted units and Mr. Brown was appointed to the CEQP board of directors on May 3, 2019 and received 2,686 restricted units. Mr. Bledsoe and Mr. Somerhalder deferred their unit awards pursuant to the Non-Qualified Deferred Compensation Plan.

(2)
Mr. Bledsoe deferred his equity awards pursuant to the Non-Qualified Deferred Compensation Plan. Mr. Somerhalder deferred his equity awards and fees pursuant to the Non-Qualified Deferred Compensation Plan.

(3) Mr. Somerhalder II resigned from the board of directors effective February 20, 2020.

Compensation of Directors during Fiscal 2019

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

In December 2019, our board of directors approved an increase in the annual grant of restricted units to our directors to approximately $110,000 in value and increased the fee paid to the compensation committee chair to $20,000 per year. These changes became effective on January 1, 2020.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.

We identified the median employee by examining the 2019 total taxable cash and equity compensation (again, to the extent taxed to the employee in 2019), as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals, including our CEO, who were employed on December 31, 2019. We included all employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 31, 2019, we employed 899 such persons.  We annualized the compensation for any employees that were not employed for all of 2019 (not including seasonal or temporary employees), but did not make any other assumptions, adjustments, or estimates with respect to total cash compensation or equity. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee. We believe the use of total cash and equity compensation for all employees is the most appropriate compensation measure since it includes the main elements of compensation for the majority of our employees.

After identifying the median employee based on total cash and equity compensation, we calculated annual 2019 compensation for the median employee using the same methodology used to calculate the Chief Executive Officer’s total compensation as reflected in the Summary Compensation Table above.  The median employee’s annual 2019 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2019	$90,737	$—	$—	$—	$—	$90,737

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Annual Report, which was $9,065,297. Our 2019 ratio of Chief Executive Officer total compensation to our median employee’s total compensation is reasonably estimated to be 99:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 17, 2020, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned		Percentage of Common Units Owned
Crestwood Gas Services Holdings LLC(2)(3)(4)	9,985,462		13.6%
Crestwood Holdings LLC(2)(3)	7,484,449		10.2%
ALPS Advisors, Inc.(5)	5,915,659		8.1%
Goldman Sachs Asset Management(6)	4,075,975		5.6%
Alvin Bledsoe(7)	40,768		*
William Brown	6,255		*
Steven M. Dougherty	253,430		*
Warren H. Gfeller	51,983		*
Robert T. Halpin	362,320		*
Janeen S. Judah	7,898		*
Joel C. Lambert	200,099		*
David Lumpkins	41,590		*
William H. Moore	234,662		*
Robert G. Phillips	650,380		*
Gary D. Reaves	7,151		*
John J. Sherman	3,231,482		4.4%
Directors and executive officers as a group (12 persons)	5,088,018	(8)	6.9%

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

(5)	Based on Schedule 13G filed by ALPS Advisors, Inc. on February 7, 2020. The address of ALPS Advisors, Inc. is 1290 Broadway, Suite 1000, Denver, CO 80203.
(6) Based on Schedule 13G filed by Goldman Sachs Asset Management on February 4, 2020. The address of Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(7)	Includes 14,157 restricted units held in the Crestwood Nonqualified Deferred Compensation Plan.

(8)	Excludes 305,295 performance phantom units granted to our executive officers pursuant to the Crestwood Equity Long-Term Incentive Plan.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities of this report for certain information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships, Related Transactions and Director Independence

For a discussion of director independence, see Item 10. Directors, Executive Officers and Corporate Governance.
Transactions with Related Persons
First Reserve Joint Venture
In October 2016, Crestwood Infrastructure Holdings LLC, our wholly-owned subsidiary, and an affiliate of First Reserve formed a joint venture, Crestwood Permian Basin Holdings LLC (Crestwood Permian), to fund and own the Nautilus gathering system and other potential investments in the Delaware Permian. On June 21, 2017, the Company contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico), its wholly-owned subsidiary that owns our Delaware Basin assets located in Eddy County, New Mexico. These assets consisted of two dry gas gathering systems (Las Animas systems) and one rich gas gathering system and processing plant (Willow Lake system). In conjunction with this contribution, First Reserve contributed to Crestwood Permian the first $151 million of capital cost required to fund the expansion of the Delaware Basin assets, including a new processing plant located in Orla, Texas and associated pipelines (Orla processing plant), which went into service in July 2018. We received 100% of the available cash flow generated by Crestwood New Mexico through June 30, 2018. Beginning with the third quarter of 2018, both parties will receive distributions on a 50/50 basis.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Crestwood Equity GP LLC approved the engagement of Ernst & Young LLP as the principal accountant to audit the partnership’s financial statements as of and for the fiscal year ending December 31, 2019. The following table summarizes the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2019 and 2018 (in millions).

	2019	2018
Audit-related fees(1)	$1.9	$1.8
All other fees(2)	0.1	0.2
Total	$2.0	$2.0

(1)
Includes fees related to the performance of the annual audit and quarterly reviews (including internal control evaluation and reporting) of the consolidated financial statements of Crestwood Equity and Crestwood Midstream and its subsidiaries.

(2)	Includes fees primarily associated with acquisitions, dispositions and issuances of debt and equity.

The audit committee of Crestwood Equity’s general partner reviewed and approved all audit and non-audit services provided during 2019. Crestwood Midstream is a wholly-owned subsidiary of Crestwood Equity and, as such, it does not have a separate audit committee. Crestwood Equity’s audit committee has adopted a pre-approval policy for audit and non-audit services. For information regarding the audit committee’s pre-approval policies and procedures, see Crestwood Equity’s audit committee charter on its website at www.crestwoodlp.com.

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
2.1
Agreement and Plan of Merger, dated as of May 5, 2015, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, CEQP ST SUB LLC, MGP GP, LLC, Crestwood Midstream Holdings LP, Crestwood Midstream Partners LP, Crestwood Midstream GP LLC and Crestwood Gas Services GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed May 6, 2015)

2.2
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016)

2.3
Purchase Agreement dated as of April 9, 2019 by and between Crestwood Niobrara LLC and Williams MLP Operating LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

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

3.20
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 22, 2011)

3.21
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP’s Form S-4/A filed on October 28, 2013)

3.22
Third Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of May 30, 2018 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 4, 2018)

3.23
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP, dated as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

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

Exhibit Number	Description
4.3
Supplemental Indenture dated as of June 5, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2017)

4.4
Supplemental Indenture dated as of December 1, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.5
Indenture, dated as of March 23, 2015, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 8-K filed on March 27, 2015)

4.6
First Supplemental Indenture, dated March 4, 2016, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K filed on March 7, 2016)

4.7
Supplemental Indenture, dated as of June 3, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on August 4, 2016)

4.8
Supplemental Indenture, dated as of September 30, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on November 4, 2016)

4.9
Indenture, dated as of April 15, 2019, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 16, 2019

4.10
Third Amended and Restated Limited Liability Company Agreement for Crestwood Niobrara LLC, dated between Crestwood Midstream Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on May 2, 2019)

4.11
Registration Rights Agreement, dated December 28, 2017, by and among Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.10 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.12
First Amendment to Registration Rights Agreement dated as of April 9, 2019 by and between Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

4.13
Registration Rights Agreement, dated March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.72% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017.

4.14
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

4.15
Supplemental Indenture dated as of October 22, 2018, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to Crestwood Equity Partners LP’s Form 10-K filed on February 22, 2019)

**4.16	Description of Securities

*10.1
Second Amended and Restated Employment Agreement, dated July 21, 2017, between Heath Deneke and Crestwood Operations LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 25, 2017)

Exhibit Number	Description
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

Exhibit Number	Description
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

*10.27	Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2018)

*10.28	Crestwood Equity Partners LP Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 24, 2018)

*10.29	Form of Crestwood Equity Partners LP’s Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed November 1, 2018)

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

10.33
Second Amended and Restated Credit Agreement, dated as of October 18, 2018, and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank National Association, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10-1 to Crestwood Equity Partners LP’s Form 8-K filed on October 18, 2018)

10.34
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 9, 2019 by, and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

*10.35
Separation Agreement and Release dated March 25, 2019 between Crestwood Operations LLC and Heath Deneke (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed on May 2, 2019)

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

Exhibit Number	Description
**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Stagecoach Gas Services LLC

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**99.1
Financial Statements for Stagecoach Gas Services LLC as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)

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

Financial Statements for Stagecoach Gas Services LLC as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09) and is filed herein as Exhibit 99.1.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill
Description of the Matter
The Partnership’s goodwill is attributable to past acquisitions and is assigned to reporting units as of the acquisition date. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. At December 31, 2019, the Partnership’s goodwill in its Powder River Basin (“PRB”) reporting unit was $80.3 million.

Auditing management’s annual goodwill impairment test for the PRB reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit and the sensitivity of the fair value compared to the carrying amount for this reporting unit. The fair value estimate was sensitive to significant assumptions, such as the weighted average cost of capital, revenue growth rate, operating margin, and terminal value, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Partnership’s PRB reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Partnership’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the PRB reporting unit that would result from changes in the assumptions. We also involved our valuation specialist to assist in our evaluation of the valuation methodologies applied by the Partnership and the significant assumptions used in estimating the fair value of the PRB reporting unit. We also tested management’s reconciliation of the fair value of all the Partnership’s reporting units to the market capitalization of the Partnership.

Accounting for acquisition of Jackalope Gas Gathering Services

Description of the Matter
As described in Note 3 to the consolidated financial statements, during 2019, the Partnership acquired the remaining 50% interest in Jackalope Gas Gathering Services, LLC (“Jackalope”) for $484.6 million. The transaction was accounted for as a business combination.

Auditing the Partnership’s accounting for its acquisition of Jackalope was complex due to the significant estimation uncertainty in the Partnership’s determination of the fair value of the customer contract intangible asset of $306 million. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the acquired business. The Partnership used a discounted cash flow model to measure the customer contract intangible asset. The significant assumptions used to estimate the fair value of the customer contract intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and capital expenditures). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership's controls over its accounting for the acquisition. For example, we tested controls over the estimation of the fair value of the customer contract intangible asset, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the customer contract intangible asset, we performed audit procedures that included, among others, evaluating the Partnership's use of the income approach (the excess earnings method) and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to customer contract terms, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We also involved our valuation specialist to assist in our evaluation of the valuation methodology applied by the Partnership and the significant assumptions used in estimating the fair value of the customer contract intangible asset.

Revenue recognition - Measuring variable consideration

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Partnership recognizes revenues for services and products under revenue contracts as obligations to perform services or deliver/sell products under the contracts are satisfied. For a significant customer contract associated with the Partnership’s Powder River Basin gathering and processing assets, consideration to be received under the contact is estimated over the life of the contract and the contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied.

Auditing the Partnership's measurement of variable consideration under this contract involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of future revenues including forecasted production of its customer over the life of the contract. For example, the future revenues estimate reflects management's assumptions about future economic conditions and expected volumes to be gathered and processed, and changes in those assumptions can have a material effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculation. This included testing management's estimated future revenues by obtaining the customer’s forecasted volumes and the recalculation of revenue based on the volumes and executed contract rates. In addition, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership's significant assumptions.

Consolidation - Voting Interest Model

Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, on April 9, 2019, Crestwood Niobrara LLC (“CWN”) issued $235 million of new Series A-3 preferred units and amended the Limited Liability Company (“LLC”) agreement for the existing Series A-2 preferred units in connection with the acquisition of Jackalope Gas Gathering Services, LLC. The Partnership consolidated CWN pursuant to the voting interest model.

Auditing management’s application of the voting interest model to this transaction, including the process of evaluating CWN for consolidation based on whether the holders of the preferred units have protective versus participating rights, required significant judgment. In particular, we had to make significant judgments to audit management’s determination of (1) whether CWN has sufficient equity at risk to finance its activities without additional subordinated financial support and (2) whether the holders of preferred units in CWN participate in significant financial and operating decisions of CWN that are made in the ordinary course of business.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s application of the voting interest model. For example, we tested controls over management’s process of evaluating whether the entity is a voting interest entity and whether the Partnership controls the significant financial and operating decisions of CWN.

To test whether CWN has sufficient equity at risk to finance its activities without additional subordinated financial support, our audit procedures included, among others, evaluating the equity that is considered “at risk,” testing the related fair value and evaluating whether the equity is sufficient to induce other investors to provide the funds necessary for CWN to conduct its activities. For example, we compared certain information to underlying legal documents and tested the fair value of the equity with the assistance of our valuation specialists. We also considered the amount of equity at risk at other similar entities that finance their operations with no additional subordinated financial support to assess whether CWN has sufficient equity. In addition, to test the Partnership’s assertion that it has control over CWN’s significant financial and operating decisions, we performed audit procedures that included, among others, reviewing management’s analysis of the significant activities (e.g., financing decisions, capital decisions and operating decisions) and evaluating which party has the control over such activities. Our evaluation considered the legal rights of the preferred unit holders (e.g., participating and protective) and whether these rights are substantive in nature such that they would prevent the Partnership from controlling the significant financial and operating decisions of CWN. We also compared the rights of each party to underlying legal documents, the LLC agreement, and management committee minutes.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 21, 2020

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on Internal Control over Financial Reporting
We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crestwood Equity Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018 and related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Partnership and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jackalope Gas Gathering Services, LLC (Jackalope), which is included in the 2019 consolidated financial statements of the Partnership and constituted 21% and 45% of total and net assets, respectively, as of December 31, 2019 and 2% and 7% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of Jackalope.

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
/s/ Ernst & Young LLP
Houston, Texas
February 21, 2020

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$25.7	$0.9
Restricted cash	—	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both December 31, 2019 and 2018	242.2	251.5
Inventory	53.7	64.6
Assets from price risk management activities	43.2	34.7
Prepaid expenses and other current assets	11.6	11.3
Total current assets	376.4	379.3
Property, plant and equipment	3,612.5	2,598.1
Less: accumulated depreciation	703.4	568.4
Property, plant and equipment, net	2,909.1	2,029.7
Intangible assets	1,076.3	770.3
Less: accumulated amortization	271.1	216.5
Intangible assets, net	805.2	553.8
Goodwill	218.9	138.6
Operating lease right-of-use assets, net	53.8	—
Investments in unconsolidated affiliates	980.4	1,188.2
Other non-current assets	5.5	4.9
Total assets	$5,349.3	$4,294.5
Liabilities and capital
Current liabilities:
Accounts payable	$189.2	$213.0
Accrued expenses and other liabilities	161.7	112.4
Liabilities from price risk management activities	6.7	5.8
Current portion of long-term debt	0.2	0.9
Total current liabilities	357.8	332.1
Long-term debt, less current portion	2,328.3	1,752.4
Other long-term liabilities	301.6	173.6
Deferred income taxes	2.6	2.6
Total liabilities	2,990.3	2,260.7
Commitments and contingencies (Note 15)
Interest of non-controlling partner in subsidiary (Note 12)	426.2	—
Crestwood Equity Partners LP partners' capital (72,282,942 and 71,659,385 common and subordinated units issued and outstanding at December 31, 2019 and 2018)	1,320.8	1,240.5
Preferred units (71,257,445 units issued and outstanding at December 31, 2019 and 2018)	612.0	612.0
Total Crestwood Equity Partners LP partners’ capital	1,932.8	1,852.5
Interest of non-controlling partner in subsidiary (Note 12)	—	181.3
Total partners’ capital	1,932.8	2,033.8
Total liabilities and capital	$5,349.3	$4,294.5
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenues:
Gathering and processing	$455.8	$670.5	$1,369.1
Marketing, supply and logistics	2,296.6	2,639.2	2,093.1
Related party (Note 16)	2.9	—	—
	2,755.3	3,309.7	3,462.2
Service revenues:
Gathering and processing	380.0	276.1	317.3
Storage and transportation	20.4	17.1	37.2
Marketing, supply and logistics	26.2	50.2	62.4
Related party (Note 16)	—	1.0	1.8
	426.6	344.4	418.7
Total revenues	3,181.9	3,654.1	3,880.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	2,469.7	2,950.5	3,309.5
Product costs - related party (Note 16)	45.4	134.7	15.3
Service costs	29.8	44.2	49.9
Total costs of products/services sold	2,544.9	3,129.4	3,374.7

Operating expenses and other:
Operations and maintenance	138.8	125.8	136.0
General and administrative	103.4	88.1	96.5
Depreciation, amortization and accretion	195.8	168.7	191.7
Loss on long-lived assets, net	6.2	28.6	65.6
Gain on acquisition	(209.4)	—	—
Goodwill impairment	—	—	38.8
Loss on contingent consideration	—	—	57.0
	234.8	411.2	585.6
Operating income (loss)	402.2	113.5	(79.4)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Earnings from unconsolidated affiliates, net	32.8	53.3	47.8
Interest and debt expense, net	(115.4)	(99.2)	(99.4)
Loss on modification/extinguishment of debt	—	(0.9)	(37.7)
Other income, net	0.6	0.4	1.3
Income (loss) before income taxes	320.2	67.1	(167.4)
(Provision) benefit for income taxes	(0.3)	(0.1)	0.8
Net income (loss)	319.9	67.0	(166.6)
Net income attributable to non-controlling partner	34.8	16.2	25.3
Net income (loss) attributable to Crestwood Equity Partners LP	285.1	50.8	(191.9)
Net income attributable to preferred units	60.1	60.1	62.5
Net income (loss) attributable to partners	$225.0	$(9.3)	$(254.4)

Subordinated unitholders’ interest in net income	$1.4	$—	$—
Common unitholders’ interest in net income (loss)	$223.6	$(9.3)	$(254.4)
Net income (loss) per limited partner unit:
Basic	$3.11	$(0.13)	$(3.64)
Diluted	$2.93	$(0.13)	$(3.64)
Weighted-average limited partners’ units outstanding:
Basic	71.8	71.2	69.8
Dilutive	5.1	—	—
Diluted	76.9	71.2	69.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$319.9	$67.0	$(166.6)
Change in fair value of Suburban Propane Partners, L.P. units	0.3	(0.7)	(0.8)
Comprehensive income (loss)	320.2	66.3	(167.4)
Comprehensive income attributable to non-controlling partner	34.8	16.2	25.3
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$285.4	$50.1	$(192.7)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2016	66.5	$564.5	69.1	0.4	$1,782.0	$192.5	$2,539.0
Distributions to partners	4.8	(15.0)	—	—	(167.6)	(15.2)	(197.8)
Unit-based compensation charges	—	—	0.8	—	25.5	—	25.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(5.5)	—	(5.5)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.8)	—	(0.8)
Issuance of common units	—	—	0.6	—	15.2	—	15.2
Redemption of non-controlling interest	—	—	—	—	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	—	—	—	—	175.0	175.0
Other	—	—	—	—	(0.9)	0.1	(0.8)
Net income (loss)	—	62.5	—	—	(254.4)	25.3	(166.6)
Balance at December 31, 2017	71.3	612.0	70.3	0.4	1,393.5	175.0	2,180.5
Cumulative effect of accounting change (Note 2)	—	—	—	—	7.5	—	7.5
Distributions to partners	—	(60.1)	—	—	(170.8)	(9.9)	(240.8)
Unit-based compensation charges	—	—	1.1	—	28.5	—	28.5
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.4)	—	(7.4)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.7)	—	(0.7)
Other	—	—	—	—	(0.8)	—	(0.8)
Net income (loss)	—	60.1	—	—	(9.3)	16.2	67.0
Balance at December 31, 2018	71.3	612.0	71.2	0.4	1,240.5	181.3	2,033.8
Distributions to partners	—	(60.1)	—	—	(172.4)	(6.6)	(239.1)
Unit-based compensation charges	—	—	1.0	—	42.4	—	42.4
Taxes paid for unit-based compensation vesting	—	—	(0.3)	—	(11.0)	—	(11.0)
Non-controlling interest reclassification (Note 12)	—	—	—	—	—	(178.8)	(178.8)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	—	0.3
Other	—	—	—	—	(4.0)	0.1	(3.9)
Net income	—	60.1	—	—	225.0	4.0	289.1
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$—	$1,932.8
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$319.9	$67.0	$(166.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	195.8	168.7	191.7
Amortization of debt-related deferred costs	6.2	6.8	7.2
Unit-based compensation charges	47.0	28.5	25.5
Loss on long-lived assets, net	6.2	28.6	65.6
Gain on acquisition	(209.4)	—	—
Goodwill impairment	—	—	38.8
Loss on contingent consideration	—	—	57.0
Loss on modification/extinguishment of debt	—	0.9	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	6.9	0.5	(0.1)
Deferred income taxes	—	(0.7)	(2.1)
Other	—	0.2	0.9
Changes in operating assets and liabilities:
Accounts receivable	42.9	167.8	(170.7)
Inventory	10.9	(24.1)	(9.9)
Prepaid expenses and other current assets	0.1	(3.1)	1.8
Accounts payable, accrued expenses and other liabilities	(23.3)	(138.6)	140.1
Reimbursements of property, plant and equipment	24.8	21.7	19.6
Change in price risk management activities, net	(7.6)	(70.6)	19.4
Net cash provided by operating activities	420.4	253.6	255.9

Investing activities
Acquisition, net of cash acquired (Note 3)	(462.1)	—	—
Purchases of property, plant and equipment	(455.5)	(305.5)	(188.4)
Investment in unconsolidated affiliates	(61.3)	(64.4)	(58.0)
Capital distributions from unconsolidated affiliates	35.5	49.2	59.9
Net proceeds from sale of assets	0.8	79.5	225.2
Other	(1.1)	—	—
Net cash provided by (used in) investing activities	(943.7)	(241.2)	38.7

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2019	2018	2017
Financing activities
Proceeds from the issuance of long-term debt	2,307.3	2,274.8	2,838.6
Payments on long-term debt	(1,729.5)	(2,015.7)	(2,913.9)
Payments on finance/capital leases	(3.5)	(1.6)	(2.7)
Payments for deferred financing costs	(9.0)	(5.7)	(1.0)
Redemption of non-controlling interest	—	—	(202.7)
Net proceeds from issuance of non-controlling interest	235.0	—	175.0
Distributions to partners	(172.4)	(170.8)	(167.6)
Distributions to non-controlling partner	(25.0)	(9.9)	(15.2)
Distributions to preferred unitholders	(60.1)	(60.1)	(15.0)
Net proceeds from issuance of common units	—	—	15.2
Taxes paid for unit-based compensation vesting	(11.0)	(7.4)	(5.5)
Other	—	(0.1)	(0.1)
Net cash provided by (used in) financing activities	531.8	3.5	(294.9)

Net change in cash and restricted cash	8.5	15.9	(0.3)
Cash and restricted cash at beginning of period	17.2	1.3	1.6
Cash and restricted cash at end of period	$25.7	$17.2	$1.3

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$123.7	$97.4	$95.1
Cash paid during the period for income taxes	$0.6	$3.1	$3.1

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(27.7)	$0.3	$(20.4)

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LCC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for revenue recognition in 2018 due to the of adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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
Houston, Texas
February 21, 2020

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$25.4	$0.2
Restricted cash	—	16.3
Accounts receivable, less allowance for doubtful accounts of $0.3 million at both December 31, 2019 and 2018	241.9	249.9
Inventory	53.7	64.6
Assets from price risk management activities	43.2	34.7
Prepaid expenses and other current assets	11.6	11.3
Total current assets	375.8	377.0
Property, plant and equipment	3,942.6	2,928.2
Less: accumulated depreciation	875.1	725.9
Property, plant and equipment, net	3,067.5	2,202.3
Intangible assets	1,076.3	770.3
Less: accumulated amortization	271.1	216.5
Intangible assets, net	805.2	553.8
Goodwill	218.9	138.6
Operating lease right-of-use assets, net	53.8	—
Investments in unconsolidated affiliates	980.4	1,188.2
Other non-current assets	2.4	2.1
Total assets	$5,504.0	$4,462.0
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$186.6	$210.5
Accrued expenses and other liabilities	160.4	111.3
Liabilities from price risk management activities	6.7	5.8
Current portion of long-term debt	0.2	0.9
Total current liabilities	353.9	328.5
Long-term debt, less current portion	2,328.3	1,752.4
Other long-term liabilities	295.6	171.0
Deferred income taxes	0.7	0.6
Total liabilities	2,978.5	2,252.5
Commitments and contingencies (Note 15)
Interest of non-controlling partner in subsidiary (Note 12)	426.2	—
Partners’ capital	2,099.3	2,028.2
Interest of non-controlling partner in subsidiary (Note 12)	—	181.3
Total partners’ capital	2,099.3	2,209.5
Total liabilities and capital	$5,504.0	$4,462.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenues:
Gathering and processing	$455.8	$670.5	$1,369.1
Marketing, supply and logistics	2,296.6	2,639.2	2,093.1
Related party (Note 16)	2.9	—	—
	2,755.3	3,309.7	3,462.2
Service revenues:
Gathering and processing	380.0	276.1	317.3
Storage and transportation	20.4	17.1	37.2
Marketing, supply and logistics	26.2	50.2	62.4
Related party (Note 16)	—	1.0	1.8
	426.6	344.4	418.7
Total revenues	3,181.9	3,654.1	3,880.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	2,469.7	2,950.5	3,309.5
Product costs - related party (Note 16)	45.4	134.7	15.3
Service costs	29.8	44.2	49.9
Total costs of products/services sold	2,544.9	3,129.4	3,374.7

Operating expenses and other:
Operations and maintenance	138.8	125.8	136.0
General and administrative	98.2	83.5	93.1
Depreciation, amortization and accretion	209.9	181.4	202.7
Loss on long-lived assets, net	6.2	28.6	65.6
Gain on acquisition	(209.4)	—	—
Goodwill impairment	—	—	38.8
Loss on contingent consideration	—	—	57.0
	243.7	419.3	593.2
Operating income (loss)	393.3	105.4	(87.0)
Earnings from unconsolidated affiliates, net	32.8	53.3	47.8
Interest and debt expense, net	(115.4)	(99.2)	(99.4)
Loss on modification/extinguishment of debt	—	(0.9)	(37.7)
Other income, net	0.2	—	0.8
Income (loss) before income taxes	310.9	58.6	(175.5)
Provision for income taxes	(0.3)	—	—
Net income (loss)	310.6	58.6	(175.5)
Net income attributable to non-controlling partner	34.8	16.2	25.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$275.8	$42.4	$(200.8)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2016	$2,550.7	$192.5	$2,743.2
Distributions to partners	(174.0)	(15.2)	(189.2)
Unit-based compensation charges	25.5	—	25.5
Taxes paid for unit-based compensation vesting	(5.5)	—	(5.5)
Redemption of non-controlling interest	—	(202.7)	(202.7)
Issuance of non-controlling interest	—	175.0	175.0
Other	(0.5)	0.1	(0.4)
Net income (loss)	(200.8)	25.3	(175.5)
Balance at December 31, 2017	2,195.4	175.0	2,370.4
Cumulative effect of accounting change (Note 2)	7.5	—	7.5
Distributions to partners	(238.4)	(9.9)	(248.3)
Unit-based compensation charges	28.5	—	28.5
Taxes paid for unit-based compensation vesting	(7.4)	—	(7.4)
Other	0.2	—	0.2
Net income	42.4	16.2	58.6
Balance at December 31, 2018	2,028.2	181.3	2,209.5
Distributions to partners	(235.8)	(6.6)	(242.4)
Unit-based compensation charges	42.4	—	42.4
Taxes paid for unit-based compensation vesting	(11.0)	—	(11.0)
Non-controlling interest reclassification (Note 12)	—	(178.8)	(178.8)
Other	(0.3)	0.1	(0.2)
Net income	275.8	4.0	279.8
Balance at December 31, 2019	$2,099.3	$—	$2,099.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$310.6	$58.6	$(175.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	209.9	181.4	202.7
Amortization of debt-related deferred costs	6.2	6.8	7.2
Unit-based compensation charges	47.0	28.5	25.5
Loss on long-lived assets, net	6.2	28.6	65.6
Gain on acquisition	(209.4)	—	—
Goodwill impairment	—	—	38.8
Loss on contingent consideration	—	—	57.0
Loss on modification/extinguishment of debt	—	0.9	37.7
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	6.9	0.5	(0.1)
Deferred income taxes	0.2	(0.1)	—
Other	—	0.2	0.9
Changes in operating assets and liabilities:
Accounts receivable	41.6	169.3	(170.5)
Inventory	10.9	(24.1)	(9.9)
Prepaid expenses and other current assets	0.1	(3.1)	1.8
Accounts payable, accrued expenses and other liabilities	(23.3)	(138.1)	142.0
Reimbursements of property, plant and equipment	24.8	21.7	19.6
Change in price risk management activities, net	(7.6)	(70.6)	19.4
Net cash provided by operating activities	424.1	260.5	262.2

Investing activities
Acquisition, net of cash acquired (Note 3)	(462.1)	—	—
Purchases of property, plant and equipment	(455.5)	(305.5)	(188.4)
Investment in unconsolidated affiliates	(61.3)	(64.4)	(58.0)
Capital distributions from unconsolidated affiliates	35.5	49.2	59.9
Net proceeds from sale of assets	0.8	79.5	225.2
Other	(1.1)	—	—
Net cash provided by (used in) investing activities	(943.7)	(241.2)	38.7

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in millions)

	Year Ended December 31,
	2019	2018	2017
Financing activities
Proceeds from the issuance of long-term debt	2,307.3	2,274.8	2,838.6
Payments on long-term debt	(1,729.5)	(2,015.7)	(2,913.9)
Payments on finance/capital leases	(3.5)	(1.6)	(2.7)
Payments for deferred financing costs	(9.0)	(5.7)	(1.0)
Redemption of non-controlling interest	—	—	(202.7)
Net proceeds from issuance of non-controlling interest	235.0	—	175.0
Distributions to partner	(235.8)	(238.4)	(174.0)
Distributions to non-controlling partner	(25.0)	(9.9)	(15.2)
Taxes paid for unit-based compensation vesting	(11.0)	(7.4)	(5.5)
Other	—	0.1	0.2
Net cash provided by (used in) financing activities	528.5	(3.8)	(301.2)

Net change in cash and restricted cash	8.9	15.5	(0.3)
Cash and restricted cash at beginning of period	16.5	1.0	1.3
Cash and restricted cash at end of period	$25.4	$16.5	$1.0

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$123.7	$97.4	$95.1
Cash paid during the period for income taxes	$0.6	$0.6	$0.6

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(27.7)	$0.3	$(20.4)

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

The diagram below reflects a simplified version of our ownership structure as of December 31, 2019:

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

Description of Business

Crestwood Equity develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets that connect fundamental energy supply with energy demand across the United States. Crestwood Equity is a holding company and all of its consolidated operating assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream.

Our financial statements reflect three operating and reporting segments described below.

•
Gathering and Processing. Our gathering and processing (G&P) operations provide gathering and transportation services (natural gas, crude oil and produced water) and processing, treating and compression services (natural gas) to producers in unconventional shale plays and tight-gas plays in North Dakota, Wyoming, West Virginia, Texas, New Mexico and Arkansas. This segment primarily includes (i) our operations that own crude oil, rich and dry gas gathering systems, produced water gathering systems and processing plants in the Bakken, Powder River Basin, Marcellus, Barnett and Fayetteville Shale plays; and (ii) a joint venture that owns rich and dry gas gathering systems and processing systems in the Delaware Permian region.

•
Storage and Transportation. Our storage and transportation (S&T) operations provide crude oil and natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes (i) the COLT Hub which consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota; and (ii) joint ventures that own regulated natural gas storage and transportation facilities in New York and Pennsylvania, natural gas storage facilities in Texas and a crude-by-rail terminal in Wyoming.

•
Marketing, Supply and Logistics. Our marketing, supply and logistics (MS&L) operations provide NGL, crude oil and natural gas marketing, storage and transportation services to producers, refiners, marketers and other customers. This segment primarily includes (i) our fleet of rail and rolling stock, which includes our rail-to-truck NGL terminals located in Florida, New Jersey, New York, Rhode Island, North Carolina and Connecticut, and our truck maintenance facilities located in North Dakota, Indiana, West Virginia and New Jersey; (ii) our Bath and Seymour NGL storage facilities located in New York and Indiana; and (iii) our crude oil transportation assets.

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

Our equity interest in Crestwood Permian is considered a VIE because CEQP has provided a guarantee to a third party that requires CEQP to pay up to $10 million if Crestwood Permian fails to honor its obligations to its equity investee, Crestwood

Permian Basin, in the event Crestwood Permian Basin fails to satisfy its obligations under its gas gathering agreement with a third party. We account for our investment in Crestwood Permian as an equity method investment because we are not the primary beneficiary of the VIE as of December 31, 2019 and 2018. See Note 6 for a further discussion of our investment in Crestwood Permian.

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

Restricted Cash

On January 1, 2018, we adopted the provisions of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) which changed the classification and presentation of restricted cash in the statement of cash flows. The standard requires us to include restricted cash in our total cash when reconciling the beginning of period and end of period amounts shown on our consolidated statements of cash flows. The retrospective application of this ASU did not have an impact on our consolidated statement of cash flows for the year ended December 31, 2017.

Our restricted cash represents cash held under the terms of certain contractual agreements and is classified as current on our consolidated balance sheets. The $16.3 million decrease in restricted cash during the year ended December 31, 2019 and the $16.3 million increase in restricted cash during the year ended December 31, 2018 is included in operating activities (change in accounts payable, accrued expenses and other liabilities) in the consolidated statements of cash flows.

Inventory

Our inventory is stated at the lower of cost or net realizable value and cost is computed predominantly using the average cost method. Inventory consisted of the following at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Crude oil and NGLs	$53.2	$64.2
Spare parts	0.5	0.4
Total inventory	$53.7	$64.6

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

During 2019 and 2017, we recorded impairments of our property, plant and equipment and we reflected these impairments in long on long-lived assets in our consolidated statements of operations. We did not record impairments of our property, plant and equipment during the year ended December 31, 2018. During 2019, we incurred $4.3 million of impairments of our property, plant and equipment related to certain of our water gathering facilities in our Arrow operations which is further discussed in Note 15. During 2017, we incurred $81.4 million of impairments of our property, plant and equipment related to our MS&L West Coast operations, which resulted from decreasing the forecasted cash flows to be generated by those operations. At December 31, 2017, our estimates of fair value considered a number of factors, including the potential value if we sold the asset, a 12% discount rate and projected cash flows, which is a Level 3 fair value measurement. During 2018, we sold our MS&L West Coast operations for $70.5 million, and recorded a loss on long-lived assets of approximately $26.9 million (including $9.0 million related to the write off of goodwill). See “Goodwill” below and Note 3 for further information on the sale of these assets.

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

Identifiable Intangible Assets

Our identifiable intangible assets consist of customer accounts, trademarks and certain revenue contracts. These intangible assets have arisen primarily from acquisitions. We amortize certain of our revenue contracts based on the projected cash flows associated with these contracts if the projected cash flows are readily determinable, otherwise we amortize our revenue contracts on a straight-line basis.  We recognize acquired intangible assets separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

We did not record impairments of our intangible assets during the years ended December 31, 2019 and 2018. During 2017, we fully impaired $0.8 million of intangible assets related to our MS&L West Coast operations, which resulted from decreasing forecasted cash flows to be generated by those operations and we reflected the impairment in loss on long-lived assets in our consolidated statements of operations. During 2018, we sold our MS&L West Coast operations for $70.5 million, and recorded a $26.9 million of loss on long-lived assets associated with the sale. See Note 3 for further information on the sale of these assets.

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

Upon acquisition, we are required to record the assets, liabilities and goodwill of a reporting unit at its fair value on the date of acquisition. As a result, any level of decrease in the forecasted cash flows of these businesses or increases in the discount rates utilized to value those businesses from their respective acquisition dates would likely result in the fair value of the reporting unit falling below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit’s goodwill is impaired.

Current commodity prices are significantly lower compared to commodity prices during 2014, and that decrease has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the midstream industry, including us. As a result, we recorded goodwill impairments on several of our reporting units during 2017. We did not record impairments of our goodwill during the years ended December 31, 2019 and 2018. At December 31, 2019, our accumulated goodwill impairments at CEQP and CMLP were approximately $1,656.5 million and $1,399.3 million, respectively. The following table summarizes the goodwill of our various reporting units (in millions):

	Goodwill Impairments during the Year Ended December 31, 2017	Goodwill at January 1, 2018	Other		Impact of Sale of West Coast		Goodwill at December 31, 2018	Goodwill Addition during the Year Ended December 31, 2019		Goodwill at December 31, 2019
G&P
Arrow	$—	$45.9	$—		$—		$45.9	$—		$45.9
Powder River Basin	—	—	—		—		—	80.3	(3)	80.3
MS&L
NGL Marketing and Logistics	—	—	101.7	(1)	(9.0)	(2)	92.7	—		92.7
West Coast	2.4	—	—		—		—	—		—
Supply and Logistics	—	101.7	(101.7)	(1)	—		—	—		—
Storage and Terminals	36.4	—	—		—		—	—		—
Total	$38.8	$147.6	$—		$(9.0)		$138.6	$80.3		$218.9

(1)	Reflects the combination of the MS&L reporting units into one NGL Marketing and Logistics reporting unit as further discussed below.

(2)	In October 2018, we sold our West Coast assets and wrote off the goodwill attributable to these assets as further discussed below.

(3)	In April 2019, we acquired the remaining 50% equity interest in Jackalope from Williams. See Note 3 for a further discussion of the acquisition.

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

Prior to January 1, 2019, we classified our leases as either capital or operating leases under ASC Topic 840, Leases (Topic 840). We recognized assets (included in property, plant and equipment) and liabilities (included in accrued expenses and other liabilities and other long-term liabilities) related to our capital leases on our consolidated balance sheets. We also recognized depreciation expense and interest expense related to our capital leases on our consolidated statements of operations. The majority of our lease arrangements were classified as operating leases, under which we did not recognize assets or liabilities on our consolidated balance sheets, but rather recognized lease payments on our consolidated statements of operations as either costs of product/services sold or operations and maintenance expense on a straight-line basis over the lease term.

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

Upon the adoption of this standard, on January 1, 2019, we recorded a $67.5 million increase to our operating lease right-of-use assets, an $18.6 million increase to our accrued expenses and other liabilities and a $48.9 million increase to our long-term operating lease liabilities, related to reflecting our operating leases on our consolidated balance sheet as a result of adopting the new standard. We also recorded a $1.6 million increase to our property, plant and equipment, $0.3 million increase to our accrued expenses and other liabilities and a $1.3 million increase to our other long-term liabilities, related to our finance leases (which were all formerly capital leases under Topic 840) as a result of applying the provisions of the new standard to the leases. The adoption of the standard did not result in a material cumulative effect of accounting change to our consolidated financial statements. See Note 15 for a further discussion of our leases.

Investments in Unconsolidated Affiliates

Equity method investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Differences in the basis of investments and the separate net asset values of the investees, if any, are amortized into net income or loss over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values. We did not record impairments of our equity method investments during the years ended December 31, 2019, 2018 and 2017.

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

We have various obligations to remove property, plant and equipment on rights-of-way and leases for which we cannot currently estimate the fair value of those obligations because the associated assets have indeterminate lives. An asset retirement obligation liability (and related assets), if any, will be recorded for these obligations once sufficient information is available to reasonably estimate the fair value of the obligations. Our current AROs are reflected in accrued expenses and other liabilities and our long-term AROs are reflected in other long-term liabilities on our consolidated balance sheets. See Note 5 for a further discussion of our AROs.

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

Revenue Recognition

We provide gathering, processing, compression, storage, fractionation, and transportation (consisting of pipelines, truck and rail terminals, truck/trailer units and rail cars) services and we sell commodities (including crude oil, natural gas, NGLs and water) under various contracts. These contracts include:

•
Fixed-fee contracts. Under these contracts, we do not take title to the underlying crude oil, natural gas, NGLs and water but charge our customers a fixed-fee for the services we provide, which can be a firm reservation charge and/or a charge per volume gathered, processed, compressed, stored, loaded and/or transported (which, in certain contracts, can be subject to a minimum level of volumes);

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

Beginning January 1, 2018, we recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Our fixed-fee contracts and our percentage-of-proceeds service contracts primarily have a single performance obligation to deliver a series of distinct goods or services that are substantially the same and have the same pattern of transfer to our customers. For performance obligations associated with these contracts, we recognize revenues over time utilizing the output method based on the actual volumes of products delivered/sold or services performed, because the single performance obligation is satisfied over time using the same performance measure of progress toward satisfaction of the performance obligation. The transaction price under certain of our fixed-fee contracts and percentage-of-proceeds service contracts includes variable consideration that varies primarily based on actual volumes that are delivered under the contracts. Because the variable consideration specifically relates to our efforts to transfer the services and/or products under the contracts, we allocate the variable consideration entirely to the distinct service utilizing the allocation exception guidance under Topic 606, and accordingly recognize the variable consideration as revenues at the time the good or service is transferred to the customer.

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration during the year ended December 31, 2019.

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

We did not have any derivatives designated as fair value hedges or cash flow hedges for accounting purposes during the years ended December 31, 2019, 2018 or 2017.

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

New Accounting Pronouncement Issued But Not Yet Adopted

As of December 31, 2019, the following accounting standard had not yet been adopted by us:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance on how companies should evaluate their accounts and notes receivable and other financial instruments for impairment. The standard requires companies to evaluate their financial instruments for impairment by recording an allowance for doubtful accounts and/or bad debt expense based on certain categories of instruments rather than a specific identification approach. We utilized a method to estimate the allowance for doubtful accounts that considered both the aging of our accounts receivable and the projected loss rate of our receivables to adopt the provisions of this standard effective January 1, 2020. Upon adoption of this standard, we anticipate increasing our allowance for doubtful accounts by approximately $0.7 million.

Note 3 – Acquisition and Divestitures

Acquisition

On April 9, 2019, Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, acquired Williams Partners LP’s (Williams) 50% equity interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) for approximately $484.6 million (Jackalope Acquisition). The acquisition was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to CN Jackalope Holdings LLC (Jackalope Holdings) (see Note 12 for a further discussion of the issuance of the new preferred units). Prior to the Jackalope Acquisition, Crestwood Niobrara owned a 50% equity interest in Jackalope, which we accounted for under the equity method of accounting. As a result of this transaction, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. The financial results of Jackalope are included in our gathering and processing segment from the date of the acquisition. Transaction costs related to the Jackalope Acquisition were approximately $2.8 million during the year ended December 31, 2019. These costs are included in operations and maintenance expenses in our consolidated statements of operations.

The fair values of the assets acquired and liabilities assumed were determined primarily utilizing market-related information and other projections on the performance of the assets acquired, including an analysis of the discounted cash flows at a discount rate of approximately 12%. Those fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm.

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

The identifiable intangible assets primarily consists of a customer contract that has a weighted-average remaining life of 17 years. The goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing operations. The fair value of the assets acquired and liabilities assumed in the Jackalope Acquisition exceeded the sum of the cash consideration paid and the historical book value of our 50% equity interest in Jackalope (which was remeasured at fair value and derecognized) and, as a result, we recognized a gain of approximately $209.4 million. This gain is included in gain on acquisition in our consolidated statements of operations.

Our consolidated statements of operations include the results of Jackalope since April 9, 2019, the closing date of the acquisition. During the year ended December 31, 2019, we recognized approximately $70.1 million of revenues and $20.9 million of net income related to Jackalope’s operations.

The tables below presents selected unaudited pro forma information as if the Jackalope Acquisition had occurred on January 1, 2017 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the transaction had been completed as of the dates indicated. The amounts have been calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective reporting period. The pro forma net income also includes the effects of interest expense on incremental borrowings and recognition of deferred revenue.

Crestwood Equity

	Year Ended December 31,
	2019	2018	2017
Revenues	$3,202.6	$3,729.5	$3,935.4
Net income (loss)	$313.5	$45.0	$(193.0)

Crestwood Midstream

	Year ended December 31,
	2019	2018	2017
Revenues	$3,202.6	$3,729.5	$3,935.4
Net income (loss)	$304.2	$36.6	$(201.9)

Divestitures

In October 2018, we sold our West Coast assets to a third party for proceeds of approximately $70.5 million. The West Coast assets included a gas gathering and processing system, fractionator, butamer and various rail and truck terminal and storage facilities located in California, Nevada, Wyoming and Utah. The sale of West Coast resulted in a decrease of $61.8 million of property, plant and equipment, net, $9.0 million of goodwill and $26.6 million of other assets and liabilities, net. During the year ended December 31, 2018, we recognized a loss from the sale of approximately $26.9 million (including the goodwill write off discussed in Note 2), which is included in loss on long-lived assets, net in our consolidated statement of operations. Our West Coast assets were previously included in our MS&L segment.

In December 2017, we sold 100% of our equity interests in US Salt, a solution-mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York, to an affiliate of Kissner Group Holdings LP, for net proceeds of approximately $223.6 million, and we recognized a gain from the sale of approximately $33.6 million, which is included in loss on long-lived assets, net in our consolidated statement of operations. US Salt was previously included in our MS&L segment.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2019 and 2018 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2019	2018	2019	2018
Gathering systems and pipelines and related assets	$1,017.8	$758.6	$1,160.6	$901.5
Facilities and equipment	1,797.7	1,230.7	1,982.8	1,415.9
Buildings, land, rights-of-way, storage rights and easements	370.6	331.7	374.3	335.4
Vehicles	27.7	17.9	26.0	16.1
Construction in process	368.7	230.8	368.7	230.8
Office furniture and fixtures	30.0	28.4	30.2	28.5
	3,612.5	2,598.1	3,942.6	2,928.2
Less: accumulated depreciation	703.4	568.4	875.1	725.9
Total property, plant and equipment, net	$2,909.1	$2,029.7	$3,067.5	$2,202.3

Depreciation. CEQP’s depreciation expense totaled $139.5 million, $123.6 million and $135.9 million for the years ended December 31, 2019, 2018 and 2017. CMLP’s depreciation expense totaled $153.5 million, $137.7 million and $150.0 million for the years ended December 31, 2019, 2018 and 2017.

Capitalized Interest. During the years ended December 31, 2019, 2018 and 2017, CEQP and CMLP capitalized interest of $14.4 million, $5.0 million and $2.9 million related to certain expansion projects.

Finance Leases. We had finance lease assets of $9.5 million and $9.7 million included in property, plant and equipment, net at December 31, 2019 and 2018, primarily related to certain vehicle leases. See Notes 2 and 15 for a further discussion of our finance lease assets.

Intangible Assets
Intangible assets at CEQP and CMLP consisted of the following at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Customer accounts	$438.9	$438.9
Gas gathering, compression and processing contracts (1)	631.2	325.2
Trademarks	6.2	6.2
	1,076.3	770.3
Less: accumulated amortization	271.1	216.5
Total intangible assets, net	$805.2	$553.8

(1)	Includes $306.0 million related to a revenue contract acquired from the Jackalope Acquisition, which is further discussed in Note 3.

The following table summarizes total accumulated amortization of CEQP’s and CMLP’s intangible assets at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Customer accounts	$134.4	$112.1
Gas gathering, compression and processing contracts	132.5	100.8
Trademarks	4.2	3.6
Total accumulated amortization	$271.1	$216.5

Crestwood Equity’s amortization expense related to its intangible assets for the years ended December 31, 2019, 2018 and 2017, was approximately $54.6 million, $43.5 million and $53.7 million. Crestwood Midstream’s amortization expense related to its intangible assets for the years ended December 31, 2019, 2018 and 2017 was approximately $54.6 million, $42.1 million and $50.6 million.

Estimated amortization of CEQP’s and CMLP’s intangible assets for the next five years is as follows (in millions):

Year Ending December 31,
2020	$58.9
2021	$58.9
2022	$58.9
2023	$55.0
2024	$50.1

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2019 and 2018 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2019	2018	2019	2018
Accrued expenses(1)	$61.6	$64.8	$60.3	$63.7
Accrued property taxes	6.1	2.6	6.1	2.6
Income tax payable	0.3	0.3	0.3	0.3
Interest payable	25.6	19.8	25.6	19.8
Accrued additions to property, plant and equipment	38.0	10.5	38.0	10.5
Operating leases	18.1	—	18.1	—
Finance leases	3.2	2.4	3.2	2.4
Deferred revenue	8.8	12.0	8.8	12.0
Total accrued expenses and other liabilities	$161.7	$112.4	$160.4	$111.3

(1)
Includes $16.2 million of related party accrued expenses at December 31, 2018 related to deposits received from Jackalope prior to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following at December 31, 2019 and 2018 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2019	2018	2019	2018
Contract liabilities	$144.7	$65.4	$144.7	$65.4
Contingent consideration	57.0	57.0	57.0	57.0
Operating leases	41.5	—	41.5	—
Asset retirement obligations	33.3	27.6	33.3	27.6
Other	25.1	23.6	19.1	21.0
Total other long-term liabilities	$301.6	$173.6	$295.6	$171.0

Note 5 - Asset Retirement Obligations

We have legal obligations associated with our facilities and right-of-way contracts we hold. Where we can reasonably estimate the ARO, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations. We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2019 and 2018.
The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Net asset retirement obligations at January 1	$28.1	$28.1
Liabilities acquired (1)	1.7	—
Liabilities incurred	3.4	1.2
Liabilities settled	(0.1)	(2.8)
Accretion expense	1.7	1.6
Net asset retirement obligations at December 31 (2)	$34.8	$28.1

(1)	Relates to the Jackalope Acquisition, which is further discussed in Note 3.

(2)	Includes $1.5 million and $0.5 million of current ARO liabilities at December 31, 2019 and 2018.

Note 6 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage		Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,		December 31,		Year Ended December 31,
	2019		2019	2018	2019	2018	2017
Stagecoach Gas Services LLC	50.00%		$814.4	$830.4	$34.2	$29.3	$25.3
Jackalope Gas Gathering Services, L.L.C.(1)	—%	(1)	—	210.2	3.7	18.1	10.5
Crestwood Permian Basin Holdings LLC(2)	50.00%		121.8	104.3	(5.8)	4.4	8.4
Tres Palacios Holdings LLC	50.01%		35.9	35.0	0.9	—	2.2
Powder River Basin Industrial Complex, LLC	50.01%		8.3	8.3	(0.2)	1.5	1.4
Total			$980.4	$1,188.2	$32.8	$53.3	$47.8

(1)
On April 9, 2019, Crestwood Niobrara acquired Williams’ 50% equity interest in Jackalope and, as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. See Note 3 for a further discussion of this acquisition.

(2)
Pursuant to the Crestwood Permian limited liability company agreement, we were allocated 100% of Crestwood New Mexico’s earnings through June 30, 2018. Effective July 1, 2018, our equity earnings from Crestwood New Mexico is based on our ownership percentage of Crestwood Permian, which is currently 50%.

Description of Investments

Stagecoach Gas Services LLC

Crestwood Pipeline and Storage Northeast LLC, our wholly-owned subsidiary, owns a 50% equity interest in Stagecoach Gas Services LLC (Stagecoach Gas), and Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP) owns the remaining 50% equity interest in Stagecoach Gas. We account for our 50% equity interest in Stagecoach Gas under the equity method of accounting. Our Stagecoach Gas investment is included in our storage and transportation segment.

Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to CEGP after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of other third-party expansion projects, and during 2017, those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheets reflect an other long-term liability of $57 million at December 31, 2019 and 2018, and our consolidated income statement for the year ended December 31, 2017 reflects a $57 million loss on contingent consideration related to this obligation.

Jackalope Gas Gathering Services, L.L.C.

On April 9, 2019, Crestwood Niobrara, our consolidated subsidiary, acquired Williams’ 50% equity interest in Jackalope and, as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. As a result of this transaction, we eliminated our historical equity investment in Jackalope of approximately $226.7 million as of April 9, 2019 and began consolidating Jackalope’s operations. Our Jackalope investment was included in our gathering and processing segment.

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

Crestwood Permian Basin Holdings LLC

Crestwood Infrastructure, our wholly-owned subsidiary, owns a 50% equity interest in Crestwood Permian and an affiliate of First Reserve owns the remaining 50% equity interest in Crestwood Permian. We manage and account for our 50% ownership interest in Crestwood Permian, which is a VIE, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity. Our Crestwood Permian investment is included in our gathering and processing segment.

Prior to October 2017, Crestwood Permian owned 100% of the equity interest of Crestwood Permian Basin LLC (Crestwood Permian Basin). Crestwood Permian Basin has a long-term agreement with SWEPI LP (SWEPI), a subsidiary of Royal Dutch Shell plc, to construct, own and operate a natural gas gathering system (the Nautilus gathering system) in SWEPI’s operated position in the Delaware Permian. In conjunction with the Crestwood Permian Basin’s agreement with SWEPI, Crestwood Permian granted Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, an option to purchase up to 50% equity interest in Crestwood Permian Basin. In October 2017, Shell Midstream exercised its option and purchased a 50% equity interest in Crestwood Permian Basin from Crestwood Permian for approximately $37.9 million in cash. Crestwood Permian distributed to us approximately $18.9 million of the cash proceeds received.

CEQP issued a guarantee in conjunction with the Crestwood Permian Basin gas gathering agreement with SWEPI described above, under which CEQP agreed to fund 100% of the costs to build the Nautilus gathering system if Crestwood Permian failed to do so. In conjunction with the expiration of that guarantee during 2019, a guarantee became effective that would require CEQP to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin in the event Crestwood Permian Basin fails to satisfy its obligations under its gas gathering agreement with SWEPI. We do not believe this guarantee is probable of resulting in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our balance sheet at December 31, 2019 and 2018.

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
Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC, our wholly-owned subsidiary, owns a 50% ownership interest in PRBIC which we account for under the equity method of accounting. Twin Eagle Powder River Basin, LLC owns the remaining 50% ownership interest in PRBIC. Our PRBIC investment is included in our storage and transportation segment

Summarized Financial Information of Unconsolidated Affiliates

Below is summarized financial information for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

Financial Position Data

	December 31,
	2019					2018
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity
Stagecoach(1)	$50.6	$1,686.3	$3.9	$1.5	$1,731.5	$50.1	$1,725.1	$4.2	$0.9	$1,770.1
Crestwood Permian(2)	15.9	386.8	16.3	72.1	314.3	17.7	372.6	16.8	94.7	278.8
Other(3)	11.7	277.9	21.0	121.1	147.5	59.3	658.0	17.4	129.6	570.3
Total	$78.2	$2,351.0	$41.2	$194.7	$2,193.3	$127.1	$2,755.7	$38.4	$225.2	$2,619.2

(1)
As of December 31, 2019, our equity in the underlying net assets of Stagecoach Gas exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization.

(2)	As of December 31, 2019, the difference of approximately $11.5 million between our equity in Crestwood Permian’s net assets and our investment balance is not subject to amortization.

(3)
Includes our Tres Holdings and PRBIC equity investments at December 31, 2019 and 2018, and our Jackalope equity investment at December 31, 2018. As of December 31, 2019, our equity in the underlying net assets of Tres Holdings and PRBIC exceeded our investment balance by approximately $24.0 million and $5.5 million, respectively.

Operating Results Data

	Year Ended December 31,
	2019			2018			2017
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach	$163.8	$83.6	$80.6	$171.4	$79.3	$92.1	$168.6	$77.7	$91.1
Crestwood Permian	64.8	76.0	(11.1)	82.2	81.3	5.7	87.3	74.1	14.1
Other(1)	55.1	49.9	5.1	116.9	81.5	35.6	94.5	69.5	24.8
Total	$283.7	$209.5	$74.6	$370.5	$242.1	$133.4	$350.4	$221.3	$130.0

(1)
Includes our Jackalope (prior to the acquisition of the remaining 50% interest from Williams in April 2019), Tres Holdings and PRBIC equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for each of the years ended December 31, 2019, 2018 and 2017, which we amortized over the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake). We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $1.3 million for each of the years ended December 31, 2019, 2018 and 2017, which we amortize over the life of Tres Palacios’ sublease agreement. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, which we amortize over the life of PRBIC’s property, plant and equipment.

Distributions and Contributions

	Distributions			Contributions
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Stagecoach Gas	$52.3	$48.7	$47.3	$2.1	$—	$0.8
Jackalope	11.6	32.4	26.3	24.4	49.1	3.5
Crestwood Permian(1)	5.0	14.7	23.4	28.3	12.6	117.5
Tres Holdings(2)	6.3	5.3	9.0	6.3	2.5	5.6
PRBIC(3)	—	1.9	1.6	0.2	0.2	—
Total	$75.2	$103.0	$107.6	$61.3	$64.4	$127.4

(1) On June 21, 2017, we contributed to Crestwood Permian 100% of the equity interest of Crestwood New Mexico Pipeline LLC (Crestwood New Mexico) at our historical book value of approximately $69.4 million. This contribution was treated as a non-cash transaction between entities under common control.
(2) Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage.
(3) PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage.

Stagecoach Gas. Stagecoach Gas is required, within 30 days following the end of each quarter, to distribute its available cash (as defined in its limited liability company agreement) to its members. Pursuant to the Stagecoach limited liability company agreement, our share of Stagecoach’s available cash increased from 40% to 50% effective July 1, 2019. Prior to July 1, 2019, Stagecoach Gas distributed 40% of its available cash to us and prior to July 1, 2018, Stagecoach Gas distributed 35% of its available cash to us. Because our ownership and distribution percentages differed prior to July 1, 2019, equity earnings from Stagecoach Gas were determined using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount of cash an equity investment would distribute to its members if the equity investment were to liquidate all of its assets, as valued in accordance with GAAP. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the members’ share of the earnings or losses from the equity investment for the period, which approximates how earnings are allocated under the terms of the limited liability company agreement. In January 2020, we received a cash distribution from Stagecoach Gas of approximately $15.5 million.

Crestwood Permian. Crestwood Permian is required, within 30 days following the end of each quarter to distribute 100% of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentages. Pursuant to Crestwood Permian's limited liability company agreement, we received 100% of Crestwood New Mexico's available cash (as defined in the limited liability company agreement) through June 30, 2018, and subsequent to June 30, 2018, our distributions are based on the members respective ownership percentages. Because our ownership and distribution percentages differed prior to June 30, 2018, equity earnings from Crestwood Permian were determined using the HLBV method discussed above. In January 2020, we received a cash distribution from Crestwood Permian of approximately $3.8 million.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the years ended December 31, 2019, 2018 and 2017 (in millions):

	December 31,
	2019	2018	2017
Product revenues	$252.3	$343.3	$234.1
Gain (loss) reflected in costs of product/services sold	$19.5	$29.6	$(31.2)

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	December 31, 2019		December 31, 2018
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	33.5	36.6	27.8	30.1
Natural gas (Bcf)	3.7	8.7	1.8	1.8

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 37 months or less; however, 85% of the contracted volumes will be delivered or settled within 12 months.

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

The following table presents the fair value of our commodity derivative instruments with credit-risk-related contingent features and their associated collateral (in millions):

	December 31,
	2019	2018
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$1.6	$2.2
NYMEX-related net derivative liability position	$28.8	$9.4
NYMEX-related cash collateral posted	$40.4	$21.7
Cash collateral received, net	$16.9	$14.2

(1) At December 31, 2019 and 2018, we posted less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2019 and 2018, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of December 31, 2019 and 2018, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$695.1	$714.0	$693.6	$668.1
2025 Senior Notes	$494.4	$514.4	$493.4	$466.2
2027 Senior Notes	$592.1	$610.1	$—	$—

Financial Assets and Liabilities

As of December 31, 2019 and 2018, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, and NGLs. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2019 and 2018 (in millions):

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$3.7	$164.0	$—	$167.7	$(122.3)	$(2.2)	$43.2
Suburban Propane Partners, L.P. units(2)	3.1	—	—	3.1	—	—	3.1
Total assets at fair value	$6.8	$164.0	$—	$170.8	$(122.3)	$(2.2)	$46.3

Liabilities
Liabilities from price risk management	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7
Total liabilities at fair value	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$12.4	$160.7	$—	$173.1	$(140.3)	$1.9	$34.7
Suburban Propane Partners, L.P. units(2)	2.8	—	—	2.8	—	—	2.8
Total assets at fair value	$15.2	$160.7	$—	$175.9	$(140.3)	$1.9	$37.5

Liabilities
Liabilities from price risk management	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8
Total liabilities at fair value	$7.0	$144.7	$—	$151.7	$(140.3)	$(5.6)	$5.8

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 9 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2019 and 2018, (in millions):

	December 31,
	2019	2018
Credit Facility	$557.0	$578.2
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	—
Other	0.6	1.5
Less: deferred financing costs, net	29.1	26.4
Total debt	2,328.5	1,753.3
Less: current portion	0.2	0.9
Total long-term debt, less current portion	$2,328.3	$1,752.4

Credit Facility

In October 2018, Crestwood Midstream entered into a Second Amended and Restated Agreement (the CMLP Credit Agreement). The CMLP Credit Agreement provides for a five-year $1.25 billion revolving credit facility (the CMLP Credit Facility), which expires in October 2023 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $350.0 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Agreement. The CMLP Credit Facility also includes a sub-limit of up to $25.0 million for same-day swing line advances and a sub-limit up to $350.0 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Infrastructure, Crestwood Niobrara, Crestwood Northeast, PRBIC and Tres Holdings and their respective subsidiaries. The Company also guarantees Crestwood Midstream’s payment obligations under its $1.25 billion credit agreement.

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

Borrowings under the CMLP Credit Facility (other than the swing line loans) bear interest at either:

•
the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank’s prime rate; or (iii) the Eurodollar Rate adjusted for certain reserve requirements plus 1%; plus a margin varying from 0.50% to 1.50% at December 31, 2019 depending on Crestwood Midstream’s most recent consolidated total leverage ratio; or

•
the Eurodollar Rate, adjusted for certain reserve requirements plus a margin varying from 1.50% to 2.50% at December 31, 2019 depending on Crestwood Midstream’s most recent consolidated total leverage ratio.

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

At December 31, 2019, Crestwood Midstream had $661.3 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2019 and 2018, Crestwood Midstream’s outstanding standby letters of credit were $31.7 million and $68.0 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 3.96% and 6.00% at December 31, 2019 and 4.63% and 6.75% at December 31, 2018. The weighted-average interest rates on outstanding borrowings as of December 31, 2019 and 2018 was 4.00% and 4.79%.

In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope and funded approximately $250 million of the total purchase price through borrowings under Crestwood Midstream’s credit facility. Contemporaneously with the acquisition of the remaining interest in Jackalope, Crestwood Midstream entered into the First Amendment to the CMLP Credit Agreement to modify certain defined terms and calculations, among other things, to account for the Jackalope Acquisition. The CMLP Credit Facility contains various covenants and restrictive provisions that limit our ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; (vi) transfer or dispose of assets; and (vii) incur a change in control at either Crestwood Equity or Crestwood Midstream, including an acquisition of Crestwood Holdings’ ownership of Crestwood Equity’s general partner by any third party, including Crestwood Holdings’ debtors under an event of default of their debt since Crestwood Equity’s non-economic general partner interest is pledged as collateral under that debt.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At December 31, 2019, the net debt to consolidated EBITDA was approximately 4.13 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.47 to 1.0, and the senior secured leverage ratio was 0.98 to 1.0.

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

2025 Senior Notes. The 5.75% Senior Notes due 2025 (the 2025 Senior Notes) mature on April 1, 2025, and interest is payable semi-annually in arrears on April 1 and October 1 of each year. The net proceeds from the private offering of approximately $492 million were used to repay amounts previously outstanding under CMLP’s senior notes due in 2020 and 2022 as discussed below.

2027 Senior Notes. In April, 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027 (the 2027 Senior Notes). The 2027 Senior Notes mature on May 1, 2027, and interest is payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2019. The net proceeds from this offering of approximately $591.1 million were used to fund the acquisition of the remaining 50% equity interest in Jackalope.

In general, each series of Crestwood Midstream’s senior notes are fully and unconditionally guaranteed, joint and severally, on a senior unsecured basis by Crestwood Midstream’s domestic restricted subsidiaries (other than Crestwood Midstream Finance Corp., which has no assets). The indentures contain customary release provisions, such as (i) disposition of all or substantially all the assets of, or the capital stock of, a guarantor subsidiary to a third person if the disposition complies with the indentures; (ii) designation of a guarantor subsidiary as an unrestricted subsidiary in accordance with its indentures; (iii) legal or covenant defeasance of a series of senior notes, or satisfaction and discharge of the related indenture; and (iv) guarantor subsidiary ceases to guarantee any other indebtedness of Crestwood Midstream or any other guarantor subsidiary, provided it no longer guarantees indebtedness under the CMLP Credit Facility.

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

At December 31, 2019, Crestwood Midstream was in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

Crestwood Midstream’s Credit Facility and senior notes are secured by the net assets of its guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $2,099.3 million as of December 31, 2019.

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

Other Obligations

Our non-interest bearing obligations due under noncompetition agreements consist of agreements between Crestwood Midstream and sellers of certain companies acquired in 2014 with payments due through 2022 and imputed interest ranging from 5.02% to 6.75%. Non-interest bearing obligations at December 31, 2019 and 2018 consisted of $0.7 million and $1.7 million in total payments due under these agreements, less unamortized discount based on imputed interest of $0.1 million and $0.2 million, respectively.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt and other notes payable as of December 31, 2019 for the next five years and in total thereafter are as follows (in millions):

2020	$0.2
2021	0.2
2022	0.2
2023	1,257.0
2024	—
Thereafter	1,100.0
Total debt	$2,357.6

Note 10 - Earnings Per Limited Partner Unit

Our net income (loss) attributable to Crestwood Equity Partners is allocated to the subordinated and limited partner unitholders based on their ownership percentage after giving effect to net income attributable to the preferred units. We calculate basic net income per limited partner unit using the two-class method. Diluted net income per limited partner unit is computed using the treasury stock method, which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Preferred units (1)	7.1	7.1	7.0
Crestwood Niobrara’s preferred units(1)	—	6.5	7.1
Subordinated units(2)	—	0.4	0.4
Stock-based compensation performance units(2)	—	0.4	0.3

(1)	See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.

(2)	For a description of our subordinated and stock-based compensation performance units, see Note 12 and Note 13, respectively.

The table below shows CEQP’s net income (loss) per limited partner unit based on the number of basic and diluted limited partner units outstanding for the year ended December 31, 2019, 2018 and 2017 (in millions, except per unit data):

	Year Ended December 31,
	2019	2018	2017
Common unitholders’ interest in net income (loss)	$223.6	$(9.3)	$(254.4)
Net income attributable to subordinated units	1.4	—	—
Diluted net income (loss)	$225.0	$(9.3)	$(254.4)

Weighted-average limited partners’ units outstanding - basic	71.8	71.2	69.8
Dilutive effect of Crestwood Niobrara preferred units	4.3	—	—
Dilutive effect of stock-based compensation performance units	0.4	—	—
Dilutive effect of subordinated units	0.4	—	—
Weighted-average limited partners’ units outstanding - diluted	76.9	71.2	69.8

Basic earnings per unit:
Net income (loss) per limited partner unit	$3.11	$(0.13)	$(3.64)
Diluted earnings per unit:
Net income (loss) per limited partner unit	$2.93	$(0.13)	$(3.64)

Note 11 - Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017 (1)
Current:
Federal	$(0.1)	$(0.5)	$(1.1)	$0.1	$0.1	$—
State	(0.2)	(0.3)	(0.2)	(0.2)	(0.2)	—
Total current	(0.3)	(0.8)	(1.3)	(0.1)	(0.1)	—
Deferred:
Federal	0.1	0.5	2.1	—	—	—
State	(0.1)	0.2	—	(0.2)	0.1	—
Total deferred	—	0.7	2.1	(0.2)	0.1	—
(Provision) benefit for income taxes	$(0.3)	$(0.1)	$0.8	$(0.3)	$—	$—

(1)	For the year ended December 31, 2017, our benefit for income taxes was not material to CMLP’s consolidated statement of operations.

The effective rate differs from the statutory rate for the years ended December 31, 2019, 2018 and 2017, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to CEQP’s wholly owned subsidiaries, IPCH Acquisition Corp. and Crestwood Gas Services GP LLC, and our Texas Margin tax which reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred income taxes at December 31, 2019 and 2018 are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2019	2018	2019	2018
Total deferred tax asset(1)	$0.2	$0.2	$—	$—
Total deferred tax liability(1)	(2.8)	(2.8)	(0.7)	(0.6)
Net deferred tax liability	$(2.6)	$(2.6)	$(0.7)	$(0.6)

(1)	Relates to the basis difference in the stock of a company.

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2019, 2018 and 2017 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

In 2018, Crestwood Equity registered 71,257,445 preferred units under a shelf registration statement filed with the SEC under which holders of the preferred units may sell their preferred units. The preferred units representing limited partner interests are listed on the NYSE under the symbol “CEQP-P.”

Common Units

On August 4, 2017, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $250 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program are issued under a registration statement that became effective on April 12, 2017. We are required to pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM equity distribution program. There were no units issued under our ATM equity distribution program during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, we issued 633,271 common units under the ATM equity distribution program for net proceeds of approximately $15.2 million and we paid a manager fee of approximately $0.3 million related to the sale of these common units.

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

A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2019, 2018 and 2017 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
May 8, 2019	May 15, 2019	0.60	43.1
August 7, 2019	August 14, 2019	0.60	43.1
November 7, 2019	November 14, 2019	0.60	43.1
			$172.4
2018
February 7, 2018	February 14, 2018	$0.60	$42.7
May 8, 2018	May 15, 2018	0.60	42.7
August 7, 2018	August 14, 2018	0.60	42.7
November 7, 2018	November 14, 2018	0.60	42.7
			$170.8
2017
February 7, 2017	February 14, 2017	$0.60	$41.8
May 8, 2017	May 15, 2017	0.60	41.8
August 7, 2017	August 14, 2017	0.60	41.8
November 7, 2017	November 14, 2017	0.60	42.2
			$167.6

On February 14, 2020, we paid a distribution of $0.625 per limited partner unit to unitholders of record on February 7, 2020 with respect to the fourth quarter of 2019.

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

During the year ended December 31, 2019 and 2018, we made cash distributions to our preferred unitholders of approximately $60.1 million in both periods. In November 2017, we made a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended September 30, 2017. During the year ended December 31, 2017, we issued 4,724,030 preferred units to our preferred unitholders in lieu of paying quarterly cash distributions of $43.1 million. On February 14, 2020, we made a cash distribution of approximately $15.0 million to our preferred unitholders for the quarter ended December 31, 2019.

Crestwood Midstream

In accordance with the partnership agreement, Crestwood Midstream’s general partner may, from time to time, cause Crestwood Midstream to make cash distributions at the sole discretion of the general partner. During the years ended December 31, 2019, 2018 and 2017, Crestwood Midstream made distributions of $235.8 million, $238.4 million and $174.0 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

Non-Controlling Partner

Crestwood Niobrara, our consolidated subsidiary, issued a preferred interest (Series A Preferred Units) to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its initial 50% equity interest in Jackalope. In December 2017, Crestwood Niobrara redeemed 100% of the outstanding Series A Preferred Units from GE for an aggregate purchase price of approximately $202.7 million and issued $175 million in new Series A-2 Preferred Units to CN Jackalope Holdings LLC (Jackalope Holdings), which is reflected as interest of non-controlling partner in subsidiary and a component of total partners’ capital on our consolidated balance sheet at December 31, 2018. In April 2019, Crestwood Niobrara issued $235 million in new Series A-3 Preferred Units (collectively with the Series A-2 Preferred Units defined as the Crestwood Niobrara Preferred Units) to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams. In connection with the issuance of the Series A-3 Preferred Units, we entered into a Third Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Jackalope Holdings, pursuant to which we serve as managing member of Crestwood Niobrara. The Crestwood Niobrara Amended Agreement modified certain provisions under the previous limited liability company agreement related to the conversion and redemption of the Series A-2 Preferred Units, as follows:

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

As a result of the modification of the conversion and redemption provisions of the Crestwood Niobrara Preferred Units, we continue to consolidate Crestwood Niobrara and have reflected these preferred interests as a non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheet at December 31, 2019. The following table shows the change in our non-controlling interest in subsidiary at December 31, 2019 (in millions):

Balance at April 9, 2019(1)	$—
Reclassification of Series A-2 Preferred Units	178.8
Issuance of Series A-3 Preferred Units	235.0
Distributions to non-controlling partner	(18.4)
Net income attributable to non-controlling partner(2)	30.8
Balance at December 31, 2019	$426.2

(1)	For further detail related to our non-controlling interest in subsidiary for the period December 31, 2018 to April 8, 2019, see our consolidated statements of partners’ capital.

(2)	We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

Crestwood Niobrara is required to make quarterly cash distributions on its preferred interest within 30 days after the end of each quarter. During the years ended December 31, 2019, 2018 and 2017, Crestwood Niobrara paid cash distributions of $25.0 million, $9.9 million and $15.2 million to its preferred interest owners. In January 2020, Crestwood Niobrara paid a cash distribution of $9.2 million to Jackalope Holdings for the quarter ended December 31, 2019.

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

The following table summarizes information regarding restricted, phantom and performance unit activity during the years ended December 31, 2019, 2018 and 2017.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2017	1,292,330	$24.67
Granted - restricted units	919,411	$25.69
Granted - phantom units	15,849	$25.02
Granted - performance units	405,620	$30.21
Vested - restricted units	(607,115)	$28.00
Vested - performance units	(31,106)	$30.27
Forfeited - restricted units	(140,137)	$23.73
Forfeited - performance units	(24,756)	$30.45
Unvested - December 31, 2017	1,830,096	$25.21
Granted - restricted units	1,144,017	$25.80
Granted - phantom units	7,750	$26.10
Granted - performance units	901	$25.60
Vested - restricted units	(617,807)	$23.73
Vested - phantom units	(105,809)	$49.45
Vested - performance units	(11,772)	$28.87
Forfeited - restricted units	(53,530)	$23.36
Forfeited - phantom units	(6)	$49.45
Forfeited - performance units	(5,870)	$30.45
Unvested - December 31, 2018	2,187,970	$24.78
Granted - restricted units	988,096	$31.48
Granted - phantom units	7,164	$29.03
Granted - performance units	238,263	$34.21
Vested - restricted units	(985,751)	$23.39
Vested - performance units	(32,246)	$34.21
Forfeited - restricted units	(47,547)	$27.85
Unvested - December 31, 2019	2,355,949	$28.94

As of December 31, 2019 and 2018, we had total unamortized compensation expense of approximately $34.6 million and $28.0 million related to restricted, phantom, and performance units, which will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year.  We recognized compensation expense of approximately $45.1 million, $24.3 million and $22.4 million under the Crestwood LTIP during the years ended December 31, 2019, 2018 and 2017, which is included in general and administrative expenses on our consolidated statements of operations.  During the year ended December 31, 2019, compensation expense includes approximately $4.6 million related to equity awards under the Crestwood LTIP that was included in accrued expenses and other liabilities on our consolidated balance sheet. As of February 10, 2020, we had 2,593,885 units available for issuance under the Crestwood LTIP.

Restricted Units. Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2019, 2018, and 2017, we withheld 336,548, 221,576 and 206,600 common units to satisfy employee tax withholding obligations.

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

Performance Units. The Crestwood LTIP permits grants of performance units that are designed to provide an incentive for continuous employment to certain key employees. Performance units vest over a three-year performance period and the number of units issued are based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals are based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA, return on capital invested, and three-year relative total shareholder return. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting.

Employee Unit Purchase Plan

In August 2018, the board of directors of our general partner approved an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. Under the plan, we anticipate purchasing our common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, we may match up to 10% of participating employees’ payroll deductions to purchase additional Crestwood common units for participating employees. The board of directors of our general partner authorized 1,500,000 common units (subject to adjustment as provided in the employee unit purchase plan) to be available for purchase. During the year ended December 31, 2019, 6,341 common units were purchased under the plan. There were no common units purchased under the employee unit purchase plan in 2018.

Note 14 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions up to 90% of their salary, up to statutory limits, which was $19,000 in 2019, $18,500 in 2018 and $18,000 in 2017. We match 100% of participants basic contribution up to 6% of eligible compensation. Employees may participate in the plans immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. Aggregate matching contributions made by us were $4.7 million, $4.6 million and $4.0 million during the years ended December 31, 2019, 2018 and 2017.

Note 15 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Linde claims damages of $55 million in unpaid invoices and other damages. This matter is not an insurable event based on our insurance policies and, we are unable to predict the outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2019 and 2018, both CEQP and CMLP had approximately $10.7 million and $0.1 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

During September 2019, we experienced two produced water releases totaling approximately 5,000 barrels on our Arrow system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the State of North Dakota, the Three Affiliated Tribes, affected landowners and numerous other regulatory authorities. We are substantially complete with the remediation efforts and continue to monitor the impact of both spills.

In response to the water releases on our Arrow system, we removed approximately 30 miles of water gathering pipeline from service and incurred a $4.3 million impairment charge during the three months ended December 31, 2019 related to idling those facilities. In addition, we are currently in the process of replacing approximately 12 miles of water gathering pipeline with pipeline composed of higher capacity material that is more suitable to the environment and climate conditions in the Bakken, which will increase water gathering capacity on the Arrow system and further our commitment to sustainability and environmental stewardship in the areas where we live and operate.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of December 31, 2019.

At December 31, 2019 and 2018, our accrual of approximately $6.7 million and $1.8 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $6.7 million to $11.1 million at December 31, 2019.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at December 31, 2019 and 2018 (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2019	2018	2019	2018
Self-insurance reserves(1)	$9.7	$11.3	$8.3	$9.6

(1)	At December 31, 2019, CEQP and CMLP classified approximately $6.2 million and $5.2 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Leases

The following table summarizes the balance sheet information related to our operating and finance leases at December 31, 2019 (in millions):

Operating Leases
Operating lease right-of-use assets, net	$53.8

Accrued expenses and other liabilities	$18.1
Other long-term liabilities	41.5
Total operating lease liabilities	$59.6
Finance Leases
Property, plant and equipment	$14.9
Less: accumulated depreciation	5.4
Property, plant and equipment, net	$9.5

Accrued expenses and other liabilities	$3.2
Other long-term liabilities	5.2
Total finance lease liabilities	$8.4

The following table presents the weighted-average remaining lease term and the weighted-average discount rate associated with our operating and finance leases as of December 31, 2019:

Weighted-average remaining lease term (in years):
Operating leases(1)	4.4
Finance leases(2)	2.6
Weighted-average discount rate:
Operating leases(3)	5.9%
Finance leases(3)	7.3%

(1)	Remaining terms vary from one year to 20 years.

(2)	Remaining terms vary from one year to four years.

(3)
We utilized discount rates ranging from 3.5% to 8.3% to estimate the discounted cash flows used in estimating our right-of-use assets and lease liabilities as of December 31, 2019, which were primarily based on our credit-adjusted collateralized incremental borrowing rate.

The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the terms of the leases, variable payments, and discount rates. Our operating leases have renewal options to extend the leases from one year to 10 years at the end of each lease term, or terminate the leases at our sole discretion. In addition, our finance leases have options to purchase the lease property by the end of the lease term. We make significant assumptions on the likelihood on whether we will renew our leases or purchase the property at the end of the lease terms in determining the discounted cash flows to measure our right-of-use assets and lease liabilities. The estimation of variable lease payments in determining discounted cash flows, including those with usage-based costs, also requires us to make significant assumptions on the timing and nature of the variability of those payments based on the lease terms.

We recognize operating lease expense and amortize our right-of-use assets for our finance leases on a straight-line basis over the term of the respective leases. We have applied the practical expedient of not separating the lease and non-lease components for our leases where the predominant consideration paid related to the underlying operating and finance lease contracts relate to the lease component. The following table presents the costs and sublease income associated with our operating and finance leases for the year ended December 31, 2019 (in millions):

Operating leases:
Operating lease expense(1)(2)	$28.3
Sublease income(3)	(1.0)
Total operating lease expense, net	$27.3
Finance leases:
Amortization of right-of-use assets(4)	$3.6
Interest on lease liabilities(5)	0.7
Total finance lease expense	$4.3

(1)
Approximately $17.5 million is included in costs of product/services sold and $10.8 million is included in operations and maintenance expense on our consolidated statements of operations for the year ended December 31, 2019.

(2)	Includes short-term and variable lease costs of approximately $3.7 million for the year ended December 31, 2019.

(3)	Included in marketing, supply and logistics service revenues on our consolidated statements of operations.

(4)	Included in depreciation, amortization and accretion expense on our consolidated statements of operations.

(5)	Included in interest and debt expense, net on our consolidated statements of operations.

The following table presents supplemental cash flow information for our operating and finance leases for the year ended December 31, 2019 (in millions):

Cash paid for lease liabilities:
Operating cash flows from operating leases	$22.9
Operating cash flows from finance leases	$0.7
Financing cash flows from finance leases	$3.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$4.2
Finance leases	$1.8

(1)	Includes approximately $2.9 million of operating leases obtained from the Jackalope Acquisition, which is further discussed in Note 3.

The following table presents the future minimum lease liabilities under Topic 842 for our leases as of December 31, 2019 for the next five years and in total thereafter (in millions):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2020	$20.9	$3.6	$24.5
2021	16.3	3.6	19.9
2022	11.1	1.9	13.0
2023	6.7	0.1	6.8
2024	6.0	—	6.0
Thereafter	7.5	—	7.5
Total lease payments	68.5	9.2	77.7
Less: Interest	8.9	0.8	9.7
Present value of lease liabilities	$59.6	$8.4	$68.0

Purchase Commitments

We periodically enter into agreements with suppliers to purchase fixed quantities of NGLs, distillates, crude oil and natural gas at fixed prices. At December 31, 2019, the total of these firm purchase commitments was $792.4 million, of which approximately $712.3 million will occur over the course of the next twelve months. We also enter into non-binding agreements with suppliers to purchase quantities of NGLs, distillates and natural gas at variable prices at future dates at the then prevailing market prices.

We have entered into certain purchase commitments primarily related to our gathering and processing segment. At December 31, 2019, our total purchase commitments were approximately $126.6 million, which primarily relate to future growth projects and maintenance obligations in our gathering and processing segment. The purchases associated with these commitments are expected to occur over the next twelve months.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2019, we have no amounts accrued for these guarantees.

Note 16 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases, marketing and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the years ended December 31, 2019 and 2018, we paid approximately $9.9 million and $7.2 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. Below is a discussion of certain of our related party agreements.

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

Tres Palacios Operating Agreement. A consolidated subsidiary of Crestwood Midstream entered into an operating agreement with Tres Palacios, pursuant to which we assumed the responsibility of operating and maintaining the facilities as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Tres Palacios reimburses us for all costs incurred on its behalf. These reimbursements are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

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

Jackalope Gas Gathering Services, L.L.C. On April 9, 2019, Crestwood Niobrara, our consolidated subsidiary, acquired Williams’ 50% equity interest in Jackalope, and as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. Prior to the acquisition of the remaining interest in Jackalope, a consolidated subsidiary of Crestwood Midstream entered into a marketing services agreement with Jackalope under which we provided marketing services for Jackalope as well as certain administrative and other general services identified in the agreement. Under this marketing services agreement, Jackalope reimbursed us for all costs incurred on its behalf. These reimbursements are reflected as operations and maintenance expenses at CEQP and CMLP in the table below.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations for the years December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Revenues at CEQP and CMLP	$2.9	$1.0	$1.8
Costs of product/services sold at CEQP and CMLP(1)	$45.4	$134.7	$15.3
Operations and maintenance expenses at CEQP and CMLP(2)	$25.9	$28.7	$22.3
General and administrative expenses charged by CEQP to CMLP, net(3)	$41.4	$20.7	$19.4
General and administrative expenses at CEQP charged from Crestwood Holdings, net(4)	$(0.6)	$(2.7)	$(1.7)

(1)
Includes (i) $19.0 million and $56.1 million during the years ended December 31, 2019 and 2018 related to purchases of NGLs from a subsidiary of Crestwood Permian; (ii) $23.9 million and $78.6 million during the years ended December 31, 2019 and 2018 related to an agency marketing agreement with Ascent Resources - Utica, LLC (Ascent); (iii) $0.2 million during the year ended December 31, 2019 related to an agreement with Blue Racer Midstream, LLC (Blue Racer); (iv) $2.3 million during the year ended December 31, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas; and (v) $15.3 million during the year ended December 31, 2017 related to natural gas purchases from Sabine Oil and Gas (Sabine). Ascent, Blue Racer and Sabine are affiliates of Crestwood Holdings for the respective periods presented.

(2)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the year ended December 31, 2019, we charged $7.5 million to Stagecoach Gas, $4.4 million to Tres Palacios, $13.5 million to Crestwood Permian and $0.5 million to Jackalope. During the year ended December 31, 2018, we charged $7.9 million to Stagecoach Gas, $3.8 million to Tres Palacios, $15.9 million to Crestwood Permian and $1.1 million to Jackalope. During the year ended December 31, 2017, we charged $8.4 million to Stagecoach Gas, $3.5 million to Tres Palacios, $10.0 million to Crestwood Permian and $0.4 million to Jackalope.

(3) Includes $45.1 million, $24.3 million and $22.4 million of net unit-based compensation charges allocated from CEQP to CMLP for the years ended December 31, 2019, 2018 and 2017. In addition, includes $3.7 million, $3.6 million and $3.0 million of CMLP’s general and administrative costs allocated to CEQP during the years ended December 31, 2019, 2018 and 2017.

(4)	Includes $1.9 million, $4.2 million and $3.1 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the years ended December 31, 2019, 2018 and 2017.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Accounts receivable at CEQP and CMLP	$7.3	$4.1
Accounts payable at CEQP	$15.6	$16.1
Accounts payable at CMLP	$13.1	$13.6

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$319.9	$67.0	$(166.6)
Add:
Interest and debt expense, net	115.4	99.2	99.4
Loss on modification/extinguishment of debt	—	0.9	37.7
Provision (benefit) for income taxes	0.3	0.1	(0.8)
Depreciation, amortization and accretion	195.8	168.7	191.7
EBITDA	$631.4	$335.9	$161.4

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$310.6	$58.6	$(175.5)
Add:
Interest and debt expense, net	115.4	99.2	99.4
Loss on modification/extinguishment of debt	—	0.9	37.7
Provision for income taxes	0.3	—	—
Depreciation, amortization and accretion	209.9	181.4	202.7
EBITDA	$636.2	$340.1	$164.3

The following tables summarize CEQP’s and CMLP’s reportable segment data for the years ended December 31, 2019, 2018 and 2017 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in Note 2. Included in earnings from unconsolidated affiliates below was approximately $42.1 million, $42.3 million and $32.5 million of our proportionate share of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net recorded by our equity investments for the years ended December 31, 2019, 2018 and 2017, respectively.

Crestwood Equity

	Year Ended December 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$835.8	$20.4	$2,325.7	$—	$3,181.9
Intersegment revenues	175.0	14.2	(189.2)	—	—
Costs of product/services sold	526.1	0.2	2,018.6	—	2,544.9
Operations and maintenance expense	98.7	4.0	36.1	—	138.8
General and administrative expense	—	—	—	103.4	103.4
Gain (loss) on long-lived assets, net	(6.2)	—	(0.2)	0.2	(6.2)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.1)	34.9	—	—	32.8
Other income, net	—	—	—	0.6	0.6
EBITDA	$587.1	$65.3	$81.6	$(102.6)	$631.4
Goodwill	$126.2	$—	$92.7	$—	$218.9
Total assets	$3,715.3	$980.2	$624.7	$29.1	$5,349.3
Purchases of property, plant and equipment	$447.7	$0.1	$5.8	$1.9	$455.5

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$946.7	$17.1	$2,690.3	$—	$3,654.1
Intersegment revenues	192.4	10.5	(202.9)	—	—
Costs of product/services sold	767.0	0.2	2,362.2	—	3,129.4
Operations and maintenance expense	71.7	3.3	50.8	—	125.8
General and administrative expense	—	—	—	88.1	88.1
Gain (loss) on long-lived assets, net	(3.0)	—	(27.3)	1.7	(28.6)
Earnings from unconsolidated affiliates, net	22.5	30.8	—	—	53.3
Other income, net	—	—	—	0.4	0.4
EBITDA	$319.9	$54.9	$47.1	$(86.0)	$335.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,633.4	$1,004.4	$612.5	$44.2	$4,294.5
Purchases of property, plant and equipment	$294.7	$0.6	$5.6	$4.6	$305.5

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	96.5	96.5
Loss on long-lived assets	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	0.5	1.3
EBITDA	$278.8	$11.3	$(29.7)	$(99.0)	$161.4
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

Crestwood Midstream

	Year Ended December 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$835.8	$20.4	$2,325.7	$—	$3,181.9
Intersegment revenues	175.0	14.2	(189.2)	—	—
Costs of product/services sold	526.1	0.2	2,018.6	—	2,544.9
Operations and maintenance expense	98.7	4.0	36.1	—	138.8
General and administrative expense	—	—	—	98.2	98.2
Gain (loss) on long-lived assets, net	(6.2)	—	(0.2)	0.2	(6.2)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.1)	34.9	—	—	32.8
Other income, net	—	—	—	0.2	0.2
EBITDA	$587.1	$65.3	$81.6	$(97.8)	$636.2
Goodwill	$126.2	$—	$92.7	$—	$218.9
Total assets	$3,874.7	$980.2	$624.7	$24.4	$5,504.0
Purchases of property, plant and equipment	$447.7	$0.1	$5.8	$1.9	$455.5

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$946.7	$17.1	$2,690.3	$—	$3,654.1
Intersegment revenues	192.4	10.5	(202.9)	—	—
Costs of product/services sold	767.0	0.2	2,362.2	—	3,129.4
Operations and maintenance expense	71.7	3.3	50.8	—	125.8
General and administrative expense	—	—	—	83.5	83.5
Gain (loss) on long-lived assets, net	(3.0)	—	(27.3)	1.7	(28.6)
Earnings from unconsolidated affiliates, net	22.5	30.8	—	—	53.3
EBITDA	$319.9	$54.9	$47.1	$(81.8)	$340.1
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$2,807.1	$1,004.4	$612.5	$38.0	$4,462.0
Purchases of property, plant and equipment	$294.7	$0.6	$5.6	$4.6	$305.5

	Year Ended December 31, 2017
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$1,688.2	$37.2	$2,155.5	$—	$3,880.9
Intersegment revenues	134.5	6.7	(141.2)	—	—
Costs of product/services sold	1,480.8	0.3	1,893.6	—	3,374.7
Operations and maintenance expense	68.4	4.2	63.4	—	136.0
General and administrative expense	—	—	—	93.1	93.1
Loss on long-lived assets, net	(14.4)	—	(48.2)	(3.0)	(65.6)
Goodwill impairment	—	—	(38.8)	—	(38.8)
Loss on contingent consideration	—	(57.0)	—	—	(57.0)
Earnings from unconsolidated affiliates, net	18.9	28.9	—	—	47.8
Other income, net	0.8	—	—	—	0.8
EBITDA	$278.8	$11.3	$(29.7)	$(96.1)	$164.3
Purchases of property, plant and equipment	$162.7	$1.3	$17.7	$6.7	$188.4

Major Customers

For the year ended December 31, 2019, we had revenues from British Petroleum and its affiliates of approximately $333.9 million, reflected primarily in our Marketing, Supply and Logistics segment, which exceeded 10% of the total consolidated revenues at CEQP and CMLP. No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2018 or 2017 at CEQP or CMLP.

Note 18 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Topic 606 totaled $225.0 million and $209.7 million for both CEQP and CMLP at December 31, 2019 and 2018, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 17 years.

The following table provides a summary of the opening and closing balances of our contract assets and contract liabilities (in millions):

	December 31,
	2019	2018
Contract assets (non-current)	$1.2	$1.0
Contract liabilities (current)(1)	$8.8	$12.0
Contract liabilities (non-current)(1)	$144.7	$65.4

(1)
During the year ended December 31, 2019, we recognized revenues of approximately $13.3 million that were previously included in contract liabilities (current) at December 31, 2018. The remaining change in our contract liabilities during the year ended December 31, 2019 partially related to approximately $21.5 million of deferred revenues recorded in the purchase price allocation for the Jackalope Acquisition described in more detail in Note 3, and the remainder related primarily to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of December 31, 2019 (in millions):

2020	$99.4
2021	86.2
2022	79.3
2023	7.4
2024	3.3
Total	$275.6

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the years ended December 31, 2019 and 2018 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Year Ended December 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$163.2	$—	$—	$—	$163.2
Crude oil	75.0	—	—	—	75.0
Water	79.6	—	—	—	79.6
Processing
Natural gas	28.9	—	—	—	28.9
Compression
Natural gas	24.9	—	—	—	24.9
Storage
Crude oil	1.9	5.4	—	(2.3)	5.0
NGLs	—	—	6.3	—	6.3
Pipeline
Crude oil	—	7.9	—	(2.7)	5.2
Transportation
Crude oil	7.0	—	5.8	(0.1)	12.7
NGLs	—	—	11.7	—	11.7
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	16.7	—	(5.7)	11.0
Product Sales
Natural gas	56.8	—	72.3	(33.4)	95.7
Crude oil	532.1	—	1,315.6	(121.1)	1,726.6
NGLs	41.4	—	659.3	(20.0)	680.7
Other	—	4.6	1.2	(3.9)	1.9
Total Topic 606 revenues	1,010.8	34.6	2,072.4	(189.2)	2,928.6
Non-Topic 606 revenues(1)	—	—	253.3	—	253.3
Total revenues	$1,010.8	$34.6	$2,325.7	$(189.2)	$3,181.9

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 7 for additional information related to our price risk management activities.

	Year Ended December 31, 2018
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Revenues:
Topic 606 revenues
Gathering
Natural gas	$134.9	$—	$—	$—	$134.9
Crude oil	38.8	—	—	—	38.8
Water	58.0	—	—	—	58.0
Processing
Natural gas	10.7	—	—	—	10.7
NGLs	—	—	6.1	—	6.1
Compression
Natural gas	29.1	—	—	—	29.1
Storage
Crude oil	1.8	4.2	—	(1.5)	4.5
NGLs	—	—	8.6	—	8.6
Pipeline
Crude oil	—	7.1	—	(2.3)	4.8
Transportation
Crude oil	2.9	—	5.9	—	8.8
NGLs	—	—	26.9	—	26.9
Water	—	—	0.3	—	0.3
Rail Loading
Crude oil	—	14.3	0.2	(5.2)	9.3
NGLs	—	—	3.1	—	3.1
Product Sales
Natural gas	55.8	—	70.9	(16.6)	110.1
Crude oil	722.9	—	978.0	(151.3)	1,549.6
NGLs	84.2	—	1,247.0	(24.5)	1,306.7
Other	—	2.0	—	(1.5)	0.5
Total Topic 606 revenues	1,139.1	27.6	2,347.0	(202.9)	3,310.8
Non-Topic 606 revenues(1)	—	—	343.3	—	343.3
Total revenues	$1,139.1	$27.6	$2,690.3	$(202.9)	$3,654.1

(1)	Represents revenues related to our commodity-based derivatives. See Note 7 for additional information related to our price risk management activities.

Note 19 – Crestwood Midstream Condensed Consolidating Financial Information

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of and for the years ended December 31, 2019, 2018 and 2017. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
December 31, 2019
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.8	$—	$23.6	$—	$25.4
Accounts receivable	—	229.1	12.8	—	241.9
Inventory	—	53.7	—	—	53.7
Other current assets	—	54.6	0.2	—	54.8
Total current assets	1.8	337.4	36.6	—	375.8

Property, plant and equipment, net	—	2,331.3	736.2	—	3,067.5
Goodwill and intangible assets, net	—	650.7	373.4	—	1,024.1
Operating lease right-of-use assets, net	—	51.0	2.8	—	53.8
Investments in consolidated affiliates	4,451.6	—	—	(4,451.6)	—
Investments in unconsolidated affiliates	—	—	980.4	—	980.4
Other non-current assets	—	1.9	0.5	—	2.4
Total assets	$4,453.4	$3,372.3	$2,129.9	$(4,451.6)	$5,504.0

Liabilities and capital
Current liabilities:
Accounts payable	$—	$175.9	$10.7	$—	$186.6
Other current liabilities	25.8	123.9	17.6	—	167.3
Total current liabilities	25.8	299.8	28.3	—	353.9

Long-term liabilities:
Long-term debt, less current portion	2,328.3	—	—	—	2,328.3
Other long-term liabilities	—	174.8	120.8	—	295.6
Deferred income taxes	—	0.7	—	—	0.7
Total liabilities	2,354.1	475.3	149.1	—	2,978.5

Interest of non-controlling partner in subsidiary	—	—	426.2	—	426.2
Partners’ capital	2,099.3	2,897.0	1,554.6	(4,451.6)	2,099.3
Total liabilities and capital	$4,453.4	$3,372.3	$2,129.9	$(4,451.6)	$5,504.0

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

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Operations
Year Ended December 31, 2019
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,111.8	$70.1	$—	$3,181.9
Costs of product/services sold	—	2,544.9	—	—	2,544.9
Operating expenses and other:
Operations and maintenance	—	120.0	18.8	—	138.8
General and administrative	51.2	47.0	—	—	98.2
Depreciation, amortization and accretion	—	179.4	30.5	—	209.9
Loss on long-lived assets, net	—	6.2	—	—	6.2
Gain on acquisition	—	—	(209.4)	—	(209.4)
	51.2	352.6	(160.1)	—	243.7
Operating income (loss)	(51.2)	214.3	230.2	—	393.3
Earnings from unconsolidated affiliates, net	—	—	32.8	—	32.8
Interest and debt income (expense), net	(115.5)	—	0.1	—	(115.4)
Other income, net	—	0.2	—	—	0.2
Equity in net income (loss) of subsidiaries	442.5	—	—	(442.5)	—
Income (loss) before income taxes	275.8	214.5	263.1	(442.5)	310.9
Provision for income taxes	—	(0.3)	—	—	(0.3)
Net income (loss)	275.8	214.2	263.1	(442.5)	310.6
Net income attributable to non-controlling partner	—	—	34.8	—	34.8
Net income (loss) attributable to Crestwood Midstream Partners LP	$275.8	$214.2	$228.3	$(442.5)	$275.8

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

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(171.0)	$469.1	$126.0	$—	$424.1

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(462.1)	—	(462.1)
Purchases of property, plant and equipment	—	(258.1)	(197.4)	—	(455.5)
Investment in unconsolidated affiliates	—	—	(61.3)	—	(61.3)
Capital distributions from unconsolidated affiliates	—	—	35.5	—	35.5
Net proceeds from sale of assets	—	0.8	—	—	0.8
Other	—	(1.1)	—	—	(1.1)
Capital contributions to consolidated affiliates	(203.8)	—	—	203.8	—
Net cash provided by (used in) investing activities	(203.8)	(258.4)	(685.3)	203.8	(943.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,307.3	—	—	—	2,307.3
Payments on long-term debt	(1,728.6)	(0.9)	—	—	(1,729.5)
Payments on finance leases	—	(3.5)	—	—	(3.5)
Payments for debt-related deferred costs	(9.0)	—	—	—	(9.0)
Net proceeds from the issuance of non-controlling interest	—	—	235.0	—	235.0
Distributions to partners	(235.8)	—	(25.0)	—	(260.8)
Contributions from parent	—	—	203.8	(203.8)	—
Taxes paid for unit-based compensation vesting	—	(11.0)	—	—	(11.0)
Change in intercompany balances	26.2	(195.3)	169.1	—	—
Net cash provided by (used in) financing activities	360.1	(210.7)	582.9	(203.8)	528.5

Net change in cash and restricted cash	(14.7)	—	23.6	—	8.9
Cash and restricted cash at beginning of period	16.5	—	—	—	16.5
Cash and restricted cash at end of period	$1.8	$—	$23.6	$—	$25.4

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(131.7)	$339.2	$53.0	$—	$260.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(305.5)	—	—	(305.5)
Investment in unconsolidated affiliates	—	—	(64.4)	—	(64.4)
Capital distributions from unconsolidated affiliates	—	—	49.2	—	49.2
Net proceeds from sale of assets	—	79.5	—	—	79.5
Capital distributions from consolidated affiliates	27.9	—	—	(27.9)	—
Net cash provided by (used in) investing activities	27.9	(226.0)	(15.2)	(27.9)	(241.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,274.8	—	—	—	2,274.8
Payments on long-term debt	(2,014.8)	(0.9)	—	—	(2,015.7)
Payments on capital leases	—	(1.6)	—	—	(1.6)
Payments for deferred financing costs	(5.7)	—	—	—	(5.7)
Distributions to partners	(238.4)	—	(9.9)	—	(248.3)
Distributions to parent	—	—	(27.9)	27.9	—
Taxes paid for unit-based compensation vesting	—	(7.4)	—	—	(7.4)
Change in intercompany balances	103.4	(103.4)	—	—	—
Other	—	0.1	—	—	0.1
Net cash provided by (used in) financing activities	119.3	(113.2)	(37.8)	27.9	(3.8)

Net change in cash and restricted cash	15.5	—	—	—	15.5
Cash and restricted cash at beginning of period	1.0	—	—	—	1.0
Cash and restricted cash at end of period	$16.5	$—	$—	$—	$16.5

Crestwood Midstream Partners LP
Condensed Consolidating Statements of Cash Flows
December 31, 2017
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(162.3)	$379.2	$45.3	$—	$262.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(188.4)	—	—	(188.4)
Investment in unconsolidated affiliates	—	—	(58.0)	—	(58.0)
Capital distributions from unconsolidated affiliates	—	—	59.9	—	59.9
Net proceeds from sale of assets	—	225.2	—	—	225.2
Capital contributions to consolidated affiliates	4.3	—	—	(4.3)	—
Net cash provided by (used in) investing activities	4.3	36.8	1.9	(4.3)	38.7

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,838.6	—	—	—	2,838.6
Payments on long-term debt	(2,912.6)	(1.3)	—	—	(2,913.9)
Payments on capital leases	—	(2.7)	—	—	(2.7)
Payments for deferred financing costs	(1.0)	—	—	—	(1.0)
Redemption of non-controlling interest	—	—	(202.7)	—	(202.7)
Net proceeds from issuance of non-controlling interest	—	—	175.0	—	175.0
Distributions to partners	(174.0)	—	(15.2)	—	(189.2)
Distributions to parent	—	—	(4.3)	4.3	—
Taxes paid for unit-based compensation vesting	—	(5.5)	—	—	(5.5)
Change in intercompany balances	406.7	(406.7)	—	—	—
Other	—	0.2	—	—	0.2
Net cash provided by (used in) financing activities	157.7	(416.0)	(47.2)	4.3	(301.2)

Net change in cash and restricted cash	(0.3)	—	—	—	(0.3)
Cash and restricted cash at beginning of period	1.3	—	—	—	1.3
Cash and restricted cash at end of period	$1.0	$—	$—	$—	$1.0

Supplemental Selected Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

Crestwood Equity	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Revenues	$835.2	$683.4	$823.6	$839.7
Operating income(1)	32.0	249.3	53.7	67.2
Earnings from unconsolidated affiliates, net	6.9	3.7	10.4	11.8
Net income	14.1	225.0	33.6	47.2
Net income (loss) attributable to partners	(4.9)	199.4	8.7	21.8
Net income (loss) per limited partner unit:
Basic	$(0.07)	$2.76	$0.12	$0.30
Diluted	$(0.07)	$2.58	$0.12	$0.28
2018
Revenues	$1,115.0	$840.5	$930.2	$768.4
Operating income (loss)(2)	46.0	(9.1)	4.8	71.8
Loss on modification/extinguishment of debt	—	—	—	(0.9)
Earnings from unconsolidated affiliates, net	12.4	12.0	15.1	13.8
Net income (loss)	34.1	(21.5)	(5.2)	59.6
Net income (loss) attributable to partners	15.1	(40.6)	(24.3)	40.5
Net income (loss) per limited partner unit:
Basic and Diluted	$0.21	$(0.57)	$(0.34)	$0.57

Crestwood Midstream	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Revenues	$835.2	$683.4	$823.6	$839.7
Operating income(1)	29.6	247.3	51.3	65.1
Earnings from unconsolidated affiliates, net	6.9	3.7	10.4	11.8
Net income	11.6	222.9	31.2	44.9
Net income attributable to partner	7.6	212.3	21.3	34.6
2018
Revenues	$1,115.0	$840.5	$930.2	$768.4
Operating income (loss)(2)	44.4	(11.1)	2.2	69.9
Loss on modification/extinguishment of debt	—	—	—	(0.9)
Earnings from unconsolidated affiliates, net	12.4	12.0	15.1	13.8
Net income (loss)	32.4	(23.5)	(7.8)	57.5
Net income (loss) attributable to partner	28.4	(27.5)	(11.9)	53.4

(1)
Amount for the three months ended June 30, 2019 includes a gain on acquisition of $209.4 million related to the acquisition of the remaining 50% equity interest in Jackalope from Williams. See Note 3 for further discussion of this transaction.

(2)	Amount for the three months ended June 30, 2018 and September 30, 2018 includes a loss on long-lived assets of $24.5 million and $2.4 million related to the sale of our West Coast facilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 21, 2020	By	/s/ ROBERT G. PHILLIPS
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

Date	Signature and Title
February 21, 2020	/s/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 21, 2020	/s/ ROBERT T. HALPIN Robert T. Halpin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 21, 2020	/s/ STEVEN M. DOUGHERTY Steven M. Dougherty, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 21, 2020	/s/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 21, 2020	/s/ WILLIAM BROWN William Brown, Director

February 21, 2020	/s/ GARY D. REAVES Gary D. Reaves, Director

February 21, 2020	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

February 21, 2020	/s/ JANEEN S. JUDAH Janeen S. Judah, Director

February 21, 2020	/s/ DAVID LUMPKINS David Lumpkins, Director

February 21, 2020	/s/ JOHN J. SHERMAN John J. Sherman, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$0.2	$0.2
Total current assets	0.2	0.2

Property, plant and equipment, net	1.0	1.1
Investments in subsidiaries	1,935.9	1,854.7
Other assets	3.1	2.8
Total assets	$1,940.2	$1,858.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$0.1	$2.6
Accrued expenses	1.3	1.1
Total current liabilities	1.4	3.7

Other long-term liabilities	6.0	2.6

Total partners’ capital	1,932.8	1,852.5
Total liabilities and partners’ capital	$1,940.2	$1,858.8

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Operations
(in millions)

	Year Ended December 31,
	2019	2018	2017
Revenues	$—	$—	$—
Expenses	5.3	6.1	6.7
Operating loss	(5.3)	(6.1)	(6.7)
Equity in net income (loss) of subsidiaries	290.0	56.5	(185.7)
Other income, net	0.4	0.4	0.5
Net income (loss) attributable to Crestwood Equity Partners LP	$285.1	$50.8	$(191.9)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Crestwood Equity Partners LP	$285.1	$50.8	$(191.9)
Change in fair value of Suburban Propane Partners, LP units	0.3	(0.7)	(0.8)
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$285.4	$50.1	$(192.7)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities	$(3.7)	$(3.8)	$(3.6)

Cash flows from investing activities	235.8	238.4	174.0

Cash flows from financing activities:
Distributions paid to partners	(232.5)	(230.9)	(182.6)
Proceeds from issuance of common units	—	—	15.2
Change in intercompany balances	0.4	(3.8)	(3.0)
Net cash used in financing activities	(232.1)	(234.7)	(170.4)

Net change in cash	—	(0.1)	—
Cash at beginning of period	0.2	0.3	0.3
Cash at end of period	$0.2	$0.2	$0.3

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

The condensed statements of operations for the years ended December 31, 2018 and 2017 include reclassifications that were made to conform to the current year presentation, none of which impacted previously reported net income (loss) attributable to Crestwood Equity Partners LP or partners’ capital.

Note 2. Distributions

During the years ended December 31, 2019, 2018 and 2017, we received cash distributions from Crestwood Midstream Partners LP of approximately $235.8 million, $238.4 million and $174.0 million.

Schedule II

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2019	$0.3	$0.1	$—	$(0.1)	$0.3
2018	$2.4	$0.2	$—	$(2.3)	$0.3
2017	$1.9	$1.5	$—	$(1.0)	$2.4