Form 10-Q
period 2020-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2020-05-07
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

(Exact name of registrant as specified in its charter)	Commission file number	State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
Crestwood Equity Partners LP	001-34664	Delaware	43-1918951
Crestwood Midstream Partners LP	001-35377	Delaware	20-1647837

811 Main Street	Suite 3400	Houston	Texas	77002
(Address of principal executive offices)				(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of each exchange on which registered
Crestwood Equity Partners LP	Common Units representing limited partnership interests	CEQP	New York Stock Exchange
Crestwood Equity Partners LP	Preferred Units representing limited partnership interests	CEQP-P	New York Stock Exchange
Crestwood Midstream Partners LP	None	None	None
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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 1, 2020).

Crestwood Equity Partners LP	73,172,706
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$5.2	$25.7
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.3 million at March 31, 2020 and December 31, 2019	202.4	242.2
Inventory	20.1	53.7
Assets from price risk management activities	52.7	43.2
Prepaid expenses and other current assets	8.5	11.6
Total current assets	288.9	376.4
Property, plant and equipment	3,676.2	3,612.5
Less: accumulated depreciation	743.3	703.4
Property, plant and equipment, net	2,932.9	2,909.1
Intangible assets	1,076.3	1,076.3
Less: accumulated amortization	285.8	271.1
Intangible assets, net	790.5	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	49.4	53.8
Investments in unconsolidated affiliates	972.2	980.4
Other non-current assets	4.6	5.5
Total assets	$5,177.1	$5,349.3
Liabilities and capital
Current liabilities:
Accounts payable	$118.1	$189.2
Accrued expenses and other liabilities	158.3	161.7
Liabilities from price risk management activities	5.6	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	282.2	357.8
Long-term debt, less current portion	2,358.9	2,328.3
Other long-term liabilities	280.0	301.6
Deferred income taxes	2.4	2.6
Total liabilities	2,923.5	2,990.3
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary (Note 9)	426.9	426.2
Crestwood Equity Partners LP partners’ capital (73,703,476 and 72,282,942 common and subordinated units issued and outstanding at March 31, 2020 and December 31, 2019)	1,214.7	1,320.8
Preferred units (71,257,445 units issued and outstanding at both March 31, 2020 and December 31, 2019)	612.0	612.0
Total partners’ capital	1,826.7	1,932.8
Total liabilities and capital	$5,177.1	$5,349.3
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenues:
Gathering and processing	$102.7	$109.6
Marketing, supply and logistics	496.5	636.8
Related party (Note 11)	7.3	1.2
	606.5	747.6
Services revenues:
Gathering and processing	112.2	72.7
Storage and transportation	3.5	7.8
Marketing, supply and logistics	5.5	7.1
Related party (Note 11)	0.2	—
	121.4	87.6
Total revenues	727.9	835.2

Costs of product/services sold (exclusive of items shown separately below):
Product costs	524.6	653.5
Product costs - related party (Note 11)	3.2	34.4
Service costs	6.6	7.7
Total costs of products/services sold	534.4	695.6

Operating expenses and other:
Operations and maintenance	37.6	28.6
General and administrative	14.9	37.2
Depreciation, amortization and accretion	56.1	39.8
Loss on long-lived assets, net	1.0	2.0
Goodwill impairment	80.3	—
	189.9	107.6
Operating income	3.6	32.0

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except per unit data) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Earnings from unconsolidated affiliates, net	5.5	6.9
Interest and debt expense, net	(32.6)	(24.9)
Other income, net	0.1	0.1
Net income (loss)	(23.4)	14.1
Net income attributable to non-controlling partner	9.9	4.0
Net income (loss) attributable to Crestwood Equity Partners LP	(33.3)	10.1
Net income attributable to preferred units	15.0	15.0
Net loss attributable to partners	$(48.3)	$(4.9)

Common unitholders’ interest in net loss	$(48.3)	$(4.9)
Net loss per limited partner unit:
Basic	$(0.66)	$(0.07)
Diluted	$(0.66)	$(0.07)
Weighted-average limited partners’ units outstanding:
Basic	72.9	71.8
Dilutive	—	—
Diluted	72.9	71.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(23.4)	$14.1
Change in fair value of Suburban Propane Partners, L.P. units	(1.1)	0.4
Comprehensive income (loss)	(24.5)	14.5
Comprehensive income attributable to non-controlling partner	9.9	4.0
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(34.4)	$10.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(15.0)	—	—	(45.3)	(60.3)
Unit-based compensation charges	—	—	1.7	—	0.2	0.2
Taxes paid for unit-based compensation vesting	—	—	(0.5)	—	(15.1)	(15.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.2	—	3.5	3.5
Net income (loss)	—	15.0	—	—	(48.3)	(33.3)
Balance at March 31, 2020	71.3	$612.0	73.3	0.4	$1,214.7	$1,826.7

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	0.9	—	17.3	—	17.3
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.0)	—	(7.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	(0.7)	—	(0.7)
Net income (loss)	—	15.0	—	—	(4.9)	4.0	14.1
Balance at March 31, 2019	71.3	$612.0	71.9	0.4	$1,202.5	$182.0	$1,996.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income (loss)	$(23.4)	$14.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	56.1	39.8
Amortization of debt-related deferred costs	1.6	1.4
Unit-based compensation charges	(4.4)	17.3
Loss on long-lived assets, net	1.0	2.0
Goodwill impairment	80.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	4.5	3.3
Deferred income taxes	(0.2)	0.2
Changes in operating assets and liabilities	3.7	52.8
Net cash provided by operating activities	119.2	130.9
Investing activities
Purchases of property, plant and equipment	(86.8)	(68.5)
Investment in unconsolidated affiliates	(6.0)	(38.2)
Capital distributions from unconsolidated affiliates	9.5	16.7
Other	—	(1.0)
Net cash used in investing activities	(83.3)	(91.0)
Financing activities
Proceeds from the issuance of long-term debt	275.9	298.9
Payments on long-term debt	(246.9)	(284.4)
Payments on finance leases	(0.8)	(1.1)
Payments for deferred financing costs	—	(0.2)
Distributions to partners	(45.3)	(43.1)
Distributions to non-controlling partner	(9.2)	(3.3)
Distributions to preferred unitholders	(15.0)	(15.0)
Taxes paid for unit-based compensation vesting	(15.1)	(7.0)
Other	—	(0.1)
Net cash used in financing activities	(56.4)	(55.3)
Net change in cash	(20.5)	(15.4)
Cash at beginning of period	25.7	17.2
Cash at end of period	$5.2	$1.8
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$21.3	$5.7

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$4.8	$25.4
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.3 million at March 31, 2020 and December 31, 2019	202.2	241.9
Inventory	20.1	53.7
Assets from price risk management activities	52.7	43.2
Prepaid expenses and other current assets	8.5	11.6
Total current assets	288.3	375.8
Property, plant and equipment	4,006.2	3,942.6
Less: accumulated depreciation	918.5	875.1
Property, plant and equipment, net	3,087.7	3,067.5
Intangible assets	1,076.3	1,076.3
Less: accumulated amortization	285.8	271.1
Intangible assets, net	790.5	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	49.4	53.8
Investments in unconsolidated affiliates	972.2	980.4
Other non-current assets	2.6	2.4
Total assets	$5,329.3	$5,504.0
Liabilities and capital
Current liabilities:
Accounts payable	$115.5	$186.6
Accrued expenses and other liabilities	156.9	160.4
Liabilities from price risk management activities	5.6	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	278.2	353.9
Long-term debt, less current portion	2,358.9	2,328.3
Other long-term liabilities	278.4	295.6
Deferred income taxes	0.7	0.7
Total liabilities	2,916.2	2,978.5
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary (Note 9)	426.9	426.2
Partners’ capital	1,986.2	2,099.3
Total liabilities and capital	$5,329.3	$5,504.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenues:
Gathering and processing	$102.7	$109.6
Marketing, supply and logistics	496.5	636.8
Related party (Note 11)	7.3	1.2
	606.5	747.6
Service revenues:
Gathering and processing	112.2	72.7
Storage and transportation	3.5	7.8
Marketing, supply and logistics	5.5	7.1
Related party (Note 11)	0.2	—
	121.4	87.6
Total revenues	727.9	835.2

Costs of product/services sold (exclusive of items shown separately below):
Product costs	524.6	653.5
Product costs - related party (Note 11)	3.2	34.4
Service costs	6.6	7.7
Total costs of product/services sold	534.4	695.6

Operating expenses and other:
Operations and maintenance	37.6	28.6
General and administrative	13.5	36.0
Depreciation, amortization and accretion	59.6	43.4
Loss on long-lived assets, net	1.0	2.0
Goodwill impairment	80.3	—
	192.0	110.0
Operating income	1.5	29.6
Earnings from unconsolidated affiliates, net	5.5	6.9
Interest and debt expense, net	(32.6)	(24.9)
Net income (loss)	(25.6)	11.6
Net income attributable to non-controlling partner	9.9	4.0
Net income (loss) attributable to Crestwood Midstream Partners LP	$(35.5)	$7.6

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	$1,986.2

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(57.8)	(3.3)	(61.1)
Unit-based compensation charges	17.3	—	17.3
Taxes paid for unit-based compensation vesting	(7.0)	—	(7.0)
Other	(0.3)	—	(0.3)
Net income	7.6	4.0	11.6
Balance at March 31, 2019	$1,988.0	$182.0	$2,170.0
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income (loss)	$(25.6)	$11.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	59.6	43.4
Amortization of debt-related deferred costs	1.6	1.4
Unit-based compensation charges	(4.4)	17.3
Loss on long-lived assets, net	1.0	2.0
Goodwill impairment	80.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	4.5	3.3
Changes in operating assets and liabilities	(1.2)	51.9
Net cash provided by operating activities	115.8	130.9
Investing activities
Purchases of property, plant and equipment	(86.8)	(68.5)
Investment in unconsolidated affiliates	(6.0)	(38.2)
Capital distributions from unconsolidated affiliates	9.5	16.7
Other	—	(1.0)
Net cash used in investing activities	(83.3)	(91.0)
Financing activities
Proceeds from the issuance of long-term debt	275.9	298.9
Payments on long-term debt	(246.9)	(284.4)
Payments on finance leases	(0.8)	(1.1)
Payments for deferred financing costs	—	(0.2)
Distributions to partners	(57.0)	(57.8)
Distributions to non-controlling partner	(9.2)	(3.3)
Taxes paid for unit-based compensation vesting	(15.1)	(7.0)
Net cash used in financing activities	(53.1)	(54.9)
Net change in cash	(20.6)	(15.0)
Cash at beginning of period	25.4	16.5
Cash at end of period	$4.8	$1.5
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$21.3	$5.7

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2020. The financial information as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited. The consolidated balance sheets as of December 31, 2019, were derived from the audited balance sheets filed in our 2019 Annual Report on Form 10-K.

Business Description

Crestwood Equity is a publicly-traded Delaware limited partnership that develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets that connect fundamental energy supply with energy demand across the United States. Crestwood Equity is a holding company and all of its consolidated operating assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership.

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

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2019 Annual Report on Form 10-K. Below is an update of our accounting policies related to Goodwill and Accounts Receivable.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the Three Months Ended
	December 31, 2019	March 31, 2020	March 31, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

During the first quarter of 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the Organization of the Petroleum Exporting Countries, Russia, the United States and other oil-producing countries relating to the oversupply of oil. We currently anticipate that the decrease in commodity prices will have a negative impact on certain of our customers in our gathering and processing segment, which could adversely impact the financial performance of certain of the reporting units within those operations.

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. Based on the events that occurred during the first quarter of 2020 described above, we determined that the forecasted cash flows, and therefore the fair value, of our Powder River Basin reporting unit significantly decreased during the three months ended March 31, 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit as of March 31, 2020. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired as of March 31, 2020, and accordingly recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the three months ended March 31, 2020. We did not record any impairments of the goodwill associated with our Arrow or NGL Marketing and Logistics reporting units during the three months ended March 31, 2020, as we do not have indicators that it is more likely than not that the fair value of those reporting units has declined to below their carrying value at March 31, 2020.

Accounts Receivable

Effective January 1, 2020, we adopted the provision of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides revised guidance on evaluating accounts and notes receivable and other financial instruments for impairment. We record accounts receivable when products or services are delivered and it is probable that payment will be received for those products or services, and we do not record any interest or penalties on accounts receivable that are past due under the terms of the related arrangement or invoice until those amounts are received. Topic 326 requires companies to evaluate their financial instruments for impairment by recording an allowance for doubtful accounts and/or bad debt expense based on certain categories of instruments rather than a specific identification approach. We adopted the provisions of this standard using a method to estimate the allowance for doubtful accounts that considered both the aging of our accounts receivable and the projected loss rate of our receivables. We write off accounts receivable, and the related allowance for doubtful accounts, when it becomes remote that payment for products or services will be received. On January 1, 2020, we recorded a $0.7 million increase to our allowance for doubtful accounts and a $0.7 million decrease to partners’ capital to reflect the cumulative effect of adopting the new standard. In addition, on January 1, 2020, Crestwood Permian Basin Holdings LLC (Crestwood Permian), our 50% equity investment, also adopted the provisions of Topic 326 and we recorded a decrease of approximately $0.2 million to our equity investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. The adoption of this standard was not material to our other equity investments.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Accrued expenses	$29.7	$61.6	$28.3	$60.3
Accrued property taxes	4.6	6.1	4.6	6.1
Income tax payable	0.4	0.3	0.4	0.3
Interest payable	52.0	25.6	52.0	25.6
Accrued additions to property, plant and equipment	21.7	38.0	21.7	38.0
Contingent consideration	19.0	—	19.0	—
Operating leases	18.6	18.1	18.6	18.1
Finance leases	3.3	3.2	3.3	3.2
Deferred revenue	9.0	8.8	9.0	8.8
Total accrued expenses and other liabilities	$158.3	$161.7	$156.9	$160.4

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Contract liabilities	$151.3	$144.7	$151.3	$144.7
Contingent consideration	38.0	57.0	38.0	57.0
Operating leases	36.8	41.5	36.8	41.5
Asset retirement obligations	33.8	33.3	33.8	33.3
Other	20.1	25.1	18.5	19.1
Total other long-term liabilities	$280.0	$301.6	$278.4	$295.6

Note 4 - Investments in Unconsolidated Affiliates

Variable Interest Entity

Crestwood Permian is a joint venture owned by Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve Management, L.P. (First Reserve). We manage and account for our 50% ownership interest in Crestwood Permian, which is a variable interest entity, under the equity method of accounting as we exercise significant influence, but do not control Crestwood Permian and we are not its primary beneficiary due to First Reserve’s rights to exercise control over the entity.

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
	March 31,	December 31,	Three Months Ended March 31,
	2020	2019	2020	2019
Stagecoach Gas Services LLC(1)	$808.0	$814.4	$9.2	$7.0
Crestwood Permian Basin Holdings LLC(2)	118.6	121.8	0.8	(3.4)
Tres Palacios Holdings LLC(3)	41.9	35.9	—	0.2
Powder River Basin Industrial Complex, LLC(4)	3.7	8.3	(4.5)	(0.1)
Jackalope Gas Gathering Services, L.L.C.(5)	—	—	—	3.2
Total	$972.2	$980.4	$5.5	$6.9

(1)
As of March 31, 2020, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of March 31, 2020, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $10.8 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

(3)
As of March 31, 2020, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $23.7 million. Our Tres Holdings investment is included in our storage and transportation segment.

(4)
As of March 31, 2020, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates our investment balance. During the three months ended March 31, 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the three months ended March 31, 2020. Our PRBIC investment is included in our storage and transportation segment.

(5)
On April 9, 2019, Crestwood Niobrara LLC (Crestwood Niobrara) acquired Williams Partners LP’s (Williams) 50% equity interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope), and as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. As a result of this transaction, we eliminated our historical equity investment in Jackalope and began consolidating Jackalope’s operations. Our Jackalope investment was included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended March 31,
	2020			2019
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$37.7	$19.4	$18.4	$40.3	$20.2	$20.2
Other(1)	28.3	48.5	(19.5)	41.8	42.2	(1.1)
Total	$66.0	$67.9	$(1.1)	$82.1	$62.4	$19.1

(1)
Includes our Crestwood Permian, Tres Holdings and PRBIC equity investments during the three months ended March 31, 2020 and 2019, and our Jackalope equity investment during the three months ended March 31, 2019 (prior to the acquisition of the remaining 50% equity interest from Williams in April 2019). We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings equity investment of $0.3 million during both the three months ended March 31, 2020 and 2019. We recorded amortization of the excess basis in our PRBIC equity investment of $0.1 million during the three months ended March 31, 2019. We recorded amortization of the excess basis in the Jackalope equity investment of less than $0.1 million during the three months ended March 31, 2019.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Stagecoach Gas	$15.6	$13.0	$—	$—
Crestwood Permian	3.8	2.3	—	7.5
Tres Holdings	—	—	6.0	6.3
PRBIC	0.1	—	—	—
Jackalope	—	11.6	—	24.4
Total	$19.5	$26.9	$6.0	$38.2

(1)	In April 2020, we received cash distributions from Stagecoach Gas, Crestwood Permian and Tres Holdings of approximately $14.4 million, $2.9 million and $1.4 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of third-party expansion projects, and those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheet at March 31, 2020 reflects a $19 million current liability included in accrued expenses and other liabilities and a $38 million other long-term liability related to the anticipated settlement of this obligation.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at March 31, 2020 and December 31, 2019.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in the consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019
Product revenues	$75.0	$104.1
Gain (loss) reflected in costs of product/services sold	$22.0	$(2.9)

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	March 31, 2020		December 31, 2019
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	43.1	45.4	33.5	36.6
Natural gas (Bcf)	6.5	10.7	3.7	8.7

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	March 31, 2020	December 31, 2019
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$3.1	$1.6
NYMEX-related net derivative liability position	$32.1	$28.8
NYMEX-related cash collateral posted	$55.0	$40.4
Cash collateral received, net	$28.9	$16.9

(1)	At March 31, 2020 and December 31, 2019, we posted less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2020 and December 31, 2019, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of March 31, 2020 and December 31, 2019, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$695.5	$392.1	$695.1	$714.0
2025 Senior Notes	$494.7	$293.9	$494.4	$514.4
2027 Senior Notes	$592.4	$329.8	$592.1	$610.1

Financial Assets and Liabilities

As of March 31, 2020 and December 31, 2019, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$35.3	$255.0	$—	$290.3	$(235.0)	$(2.6)	$52.7
Suburban Propane Partners, L.P. units(2)	2.0	—	—	2.0	—	—	2.0
Total assets at fair value	$37.3	$255.0	$—	$292.3	$(235.0)	$(2.6)	$54.7

Liabilities
Liabilities from price risk management	$31.6	$237.7	$—	$269.3	$(235.0)	$(28.7)	$5.6
Total liabilities at fair value	$31.6	$237.7	$—	$269.3	$(235.0)	$(28.7)	$5.6

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$3.7	$164.0	$—	$167.7	$(122.3)	$(2.2)	$43.2
Suburban Propane Partners, L.P. units(2)	3.1	—	—	3.1	—	—	3.1
Total assets at fair value	$6.8	$164.0	$—	$170.8	$(122.3)	$(2.2)	$46.3

Liabilities
Liabilities from price risk management	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7
Total liabilities at fair value	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Credit Facility	$586.0	$557.0
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
Other	0.6	0.6
Less: deferred financing costs, net	27.5	29.1
Total debt	2,359.1	2,328.5
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,358.9	$2,328.3

Credit Facility

At March 31, 2020, Crestwood Midstream had $636.0 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2020 and December 31, 2019, Crestwood Midstream’s outstanding standby letters of credit were $28.0 million and $31.7 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.96% and 4.50% at March 31, 2020 and 3.96% and 6.00% at December 31, 2019. The weighted-average interest rate on outstanding borrowings as of March 31, 2020 and December 31, 2019 was 3.16% and 4.00%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2020, the net debt to consolidated EBITDA ratio was approximately 4.02 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.53 to 1.0, and the senior secured leverage ratio was 0.99 to 1.0.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019
Preferred units (1)	7.1	7.1
Crestwood Niobrara’s preferred units(1)	25.6	5.8
Unit-based compensation performance units(2)	0.5	0.5
Subordinated units(2)	0.4	0.4

(1)
For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units and subordinated units, see our 2019 Annual Report on Form 10-K.

Note 9 – Partners’ Capital

Common Units

Effective April 1, 2020, we suspended the equity distribution program with certain financial institutions under which we were allowed to offer and sell, from time to time through one or more of these financial institutions, common units having an aggregate offering price of up to $250 million. We did not issue any common units under this program during the three months ended March 31, 2020 and 2019.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the three months ended March 31, 2020 and 2019 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
2019
February 7, 2019	February 14, 2019	$0.60	$43.1

On April 16, 2020, we declared a distribution of $0.625 per limited partner unit to be paid on May 15, 2020 to unitholders of record on May 8, 2020 with respect to the quarter ended March 31, 2020.

Preferred Unit Holders. During the three months ended March 31, 2020 and 2019, we made cash distributions to our preferred unitholders of approximately $15.0 million in both periods. On April 16, 2020, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended March 31, 2020.

Crestwood Midstream

During the three months ended March 31, 2020 and 2019, Crestwood Midstream paid cash distributions of $57.0 million and $57.8 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara issued preferred interests to Jackalope Holdings, which are reflected as non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets.

The following table shows the change in our non-controlling interest in subsidiary at March 31, 2020 (in millions):

Balance at December 31, 2019	$426.2
Distributions to non-controlling partner	(9.2)
Net income attributable to non-controlling partner(1)	9.9
Balance at March 31, 2020	$426.9

(1)	We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

Crestwood Niobrara makes quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. During the three months ended March 31, 2020 and 2019, Crestwood Niobrara paid cash distributions of $9.2 million and $3.3 million to Jackalope Holdings. In April 2020, Crestwood Niobrara paid cash distributions to Jackalope Holdings of $9.2 million for the quarter ended March 31, 2020.

Other

In February 2020, Crestwood Equity issued 184,528 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2020, we had total unamortized compensation expense of approximately $4.2 million related to these performance units, which we expect will be amortized during the next three years. We recognized compensation expense of approximately $0.2 million under the Crestwood LTIP related to these performance units during the three months ended March 31, 2020, which is included in general and administrative expenses on our consolidated statements of operations.

During the three months ended March 31, 2020, 405,620 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 838,556 common units during the three months ended March 31, 2020 related to those performance units.

Note 10 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Linde claims damages of $55 million in unpaid invoices and other damages. This matter is not an insurable event based on our insurance policies, and we are unable to predict the outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2020 and December 31, 2019, we had approximately $10.9 million and $10.7 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

In response to the water releases on our Arrow system, we removed approximately 30 miles of water gathering pipeline from service. In addition, we are currently in the process of replacing certain sections of our water gathering pipeline with pipeline composed of higher capacity material that is more suitable to the environment and climate conditions in the Bakken, which will increase water gathering capacity on the Arrow system and further our commitment to sustainability and environmental stewardship in the areas where we live and operate.

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of March 31, 2020.

At March 31, 2020 and December 31, 2019, our accrual of approximately $4.3 million and $6.7 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $4.3 million to $8.5 million at March 31, 2020.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at March 31, 2020 and December 31, 2019 (in millions):

	CEQP		CMLP
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Self-insurance reserves(1)	$9.7	$9.7	$8.5	$8.3

(1)	At March 31, 2020, CEQP and CMLP classified approximately $6.2 million and $5.2 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Leases

The following table summarizes the balance sheet information related to our operating and finance leases at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets, net	$49.4	$53.8

Accrued expenses and other liabilities	$18.6	$18.1
Long-term operating lease liabilities	36.8	41.5
Total operating lease liabilities	$55.4	$59.6
Finance Leases
Property, plant and equipment	$15.0	$14.9
Less: accumulated depreciation	6.4	5.4
Property, plant and equipment, net	$8.6	$9.5

Accrued expenses and other liabilities	$3.3	$3.2
Other long-term liabilities	4.4	5.2
Total finance lease liabilities	$7.7	$8.4

Lease expense. Our operating lease expense, net totaled $7.5 million and $7.3 million for the three months ended March 31, 2020 and 2019. Our finance lease expense totaled $1.1 million for both the three months ended March 31, 2020 and 2019.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2020 and December 31, 2019, we have no amounts accrued for these guarantees.

Note 11 – Related Party Transactions

Crestwood Holdings LLC (Crestwood Holdings) indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services, product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the three months ended March 31, 2020 and 2019, we paid approximately $2.4 million and $2.2 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2019 Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2020	2019
Revenues at CEQP and CMLP(1)	$7.5	$1.2
Costs of product/services sold at CEQP and CMLP(2)	$3.2	$34.4
Operations and maintenance expenses charged by CEQP and CMLP(3)	$6.2	$7.5
General and administrative expenses charged by CEQP to CMLP, net(4)	$7.1	$11.0
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(5)	$12.8	$(5.2)

(1)
Includes $7.5 million during the three months ended March 31, 2020 related to the sale of NGLs to a subsidiary of Crestwood Permian and $1.2 million during the three months ended March 31, 2019 related to the sale of natural gas to a subsidiary of Stagecoach Gas.

(2)
Includes (i) $3.2 million and $8.2 million during the three months ended March 31, 2020 and 2019 related to purchases of NGLs from a subsidiary of Crestwood Permian; (ii) $2.3 million during the three months ended March 31, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas; and (iii) $23.9 million during the three months ended March 31, 2019 related to an agency marketing agreement with Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.

(3)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2020, we charged $1.7 million to Stagecoach Gas, $1.1 million to Tres Palacios, and $3.4 million to Crestwood Permian under these agreements. During the three months ended March 31, 2019, we charged $2.0 million to Stagecoach Gas, $1.2 million to Tres Palacios, $3.8 million to Crestwood Permian, and $0.5 million to Jackalope under these agreements.

(4)
Includes $8.2 million and $11.9 million of unit-based compensation charges allocated from CEQP to CMLP for the three months ended March 31, 2020 and 2019. In addition, includes $1.1 million and $0.9 million of CMLP’s general and administrative costs allocated to CEQP during the three months ended March 31, 2020 and 2019.

(5)
Includes a $12.6 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2020 and $5.4 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2019. In addition, includes $0.2 million of CEQP’s general and administrative costs allocated to Crestwood Holdings during both the three months ended March 31, 2020 and 2019.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	March 31, 2020	December 31, 2019
Accounts receivable at CEQP and CMLP	$17.2	$7.3
Accounts payable at CEQP	$18.4	$15.6
Accounts payable at CMLP	$15.9	$13.1

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(23.4)	$14.1
Add:
Interest and debt expense, net	32.6	24.9
Depreciation, amortization and accretion	56.1	39.8
EBITDA	$65.3	$78.8

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(25.6)	$11.6
Add:
Interest and debt expense, net	32.6	24.9
Depreciation, amortization and accretion	59.6	43.4
EBITDA	$66.6	$79.9

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three months ended March 31, 2020 and 2019 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in our 2019 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $13.8 million and $12.7 million of our proportionate share of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended March 31, 2020 and 2019.

Crestwood Equity

	Three Months Ended March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$214.9	$3.5	$509.5	$—	$727.9
Intersegment revenues	40.0	2.6	(42.6)	—	—
Costs of product/services sold	108.3	0.2	425.9	—	534.4
Operations and maintenance expense	27.0	1.4	9.2	—	37.6
General and administrative expense	—	—	—	14.9	14.9
Loss on long-lived assets, net	(1.0)	—	—	—	(1.0)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.8	4.7	—	—	5.5
Other income, net	—	—	—	0.1	0.1
EBITDA	$39.1	$9.2	$31.8	$(14.8)	$65.3
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,633.8	$973.7	$531.0	$38.6	$5,177.1

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$182.3	$7.8	$645.1	$—	$835.2
Intersegment revenues	52.8	3.6	(56.4)	—	—
Costs of product/services sold	138.0	—	557.6	—	695.6
Operations and maintenance expense	18.1	1.0	9.5	—	28.6
General and administrative expense	—	—	—	37.2	37.2
Loss on long-lived assets, net	(1.8)	—	(0.2)	—	(2.0)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	7.1	—	—	6.9
Other income, net	—	—	—	0.1	0.1
EBITDA	$77.0	$17.5	$21.4	$(37.1)	$78.8

Crestwood Midstream

	Three Months Ended March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$214.9	$3.5	$509.5	$—	$727.9
Intersegment revenues	40.0	2.6	(42.6)	—	—
Costs of product/services sold	108.3	0.2	425.9	—	534.4
Operations and maintenance expense	27.0	1.4	9.2	—	37.6
General and administrative expense	—	—	—	13.5	13.5
Loss on long-lived assets, net	(1.0)	—	—	—	(1.0)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.8	4.7	—	—	5.5
EBITDA	$39.1	$9.2	$31.8	$(13.5)	$66.6
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,789.7	$973.7	$531.0	$34.9	$5,329.3

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$182.3	$7.8	$645.1	$—	$835.2
Intersegment revenues	52.8	3.6	(56.4)	—	—
Costs of product/services sold	138.0	—	557.6	—	695.6
Operations and maintenance expense	18.1	1.0	9.5	—	28.6
General and administrative expense	—	—	—	36.0	36.0
Loss on long-lived assets, net	(1.8)	—	(0.2)	—	(2.0)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	7.1	—	—	6.9
EBITDA	$77.0	$17.5	$21.4	$(36.0)	$79.9

Note 13 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts totaled $185.7 million and $225.0 million at March 31, 2020 and December 31, 2019, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 17 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2020	December 31, 2019
Contract assets (non-current)	$1.1	$1.2
Contract liabilities (current)(1)	$9.0	$8.8
Contract liabilities (non-current)(1)	$151.3	$144.7

(1)
During the three months ended March 31, 2020, we recognized revenues of approximately $3.8 million that were previously included in contract liabilities (current) at December 31, 2019. The remaining change in our contract liabilities during the three months ended March 31, 2020, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of March 31, 2020 (in millions):

Remainder of 2020	$73.0
2021	86.2
2022	63.8
2023	7.4
2024	3.3
Total	$233.7

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2020 and 2019 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$43.8	$—	$—	$—	$43.8
Crude oil	26.5	—	—	—	26.5
Water	23.0	—	—	—	23.0
Processing
Natural gas	10.2	—	—	—	10.2
Compression
Natural gas	6.3	—	—	—	6.3
Storage
Crude oil	0.5	0.6	—	(0.4)	0.7
NGLs	—	—	1.6	—	1.6
Pipeline
Crude oil	—	1.6	—	(0.5)	1.1
Transportation
Crude oil	2.0	—	1.6	—	3.6
NGLs	—	—	1.7	—	1.7
Rail Loading
Crude oil	—	3.4	—	(1.4)	2.0
Product Sales
Natural gas	12.0	—	18.3	(11.7)	18.6
Crude oil	121.1	—	250.2	(16.3)	355.0
NGLs	9.5	—	160.3	(11.9)	157.9
Other	—	0.5	0.5	(0.4)	0.6
Total Topic 606 revenues	254.9	6.1	434.2	(42.6)	652.6
Non-Topic 606 revenues(1)	—	—	75.3	—	75.3
Total revenues	$254.9	$6.1	$509.5	$(42.6)	$727.9

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 5 for additional information related to our price risk management activities.

	Three Months Ended March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$30.2	$—	$—	$—	$30.2
Crude oil	15.3	—	—	—	15.3
Water	16.8	—	—	—	16.8
Processing
Natural gas	2.5	—	—	—	2.5
Compression
Natural gas	6.0	—	—	—	6.0
Storage
Crude oil	0.5	1.4	—	(0.7)	1.2
NGLs	—	—	1.3	—	1.3
Pipeline
Crude oil	—	1.7	—	(0.7)	1.0
Transportation
Crude oil	1.5	—	1.5	—	3.0
NGLs	—	—	4.1	—	4.1
Rail Loading
Crude oil	—	7.2	—	(1.4)	5.8
Product Sales
Natural gas	18.8	—	22.3	(6.6)	34.5
Crude oil	131.6	—	290.1	(43.3)	378.4
NGLs	11.9	—	221.5	(2.8)	230.6
Other	—	1.1	—	(0.9)	0.2
Total Topic 606 revenues	235.1	11.4	540.8	(56.4)	730.9
Non-Topic 606 revenues(1)	—	—	104.3	—	104.3
Total revenues	$235.1	$11.4	$645.1	$(56.4)	$835.2

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 5 for additional information related to our price risk management activities.

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
March 31, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$4.8	$—	$—	$—	$4.8
Accounts receivable	—	176.3	25.9	—	202.2
Inventory	—	20.1	—	—	20.1
Other current assets	—	61.1	0.1	—	61.2
Total current assets	4.8	257.5	26.0	—	288.3

Property, plant and equipment, net	—	2,316.9	770.8	—	3,087.7
Goodwill and intangible assets, net	—	640.3	288.8	—	929.1
Operating lease right-of-use assets, net	—	46.7	2.7	—	49.4
Investments in consolidated affiliates	4,392.5	—	—	(4,392.5)	—
Investments in unconsolidated affiliates	—	—	972.2	—	972.2
Other non-current assets	—	2.1	0.5	—	2.6
Total assets	$4,397.3	$3,263.5	$2,061.0	$(4,392.5)	$5,329.3

Liabilities and capital
Current liabilities:
Accounts payable	$—	$106.9	$8.6	$—	$115.5
Other current liabilities	52.2	82.9	27.6	—	162.7
Total current liabilities	52.2	189.8	36.2	—	278.2

Long-term liabilities:
Long-term debt, less current portion	2,358.9	—	—	—	2,358.9
Other long-term liabilities	—	169.7	108.7	—	278.4
Deferred income taxes	—	0.7	—	—	0.7
Total liabilities	2,411.1	360.2	144.9	—	2,916.2

Interest of non-controlling partner in subsidiary	—	—	426.9	—	426.9
Partners’ capital	1,986.2	2,903.3	1,489.2	(4,392.5)	1,986.2
Total liabilities and capital	$4,397.3	$3,263.5	$2,061.0	$(4,392.5)	$5,329.3

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$700.4	$27.5	$—	$727.9
Costs of product/services sold	—	534.4	—	—	534.4
Operating expenses and other:
Operations and maintenance	—	31.8	5.8	—	37.6
General and administrative	17.9	(4.4)	—	—	13.5
Depreciation, amortization and accretion	—	47.8	11.8	—	59.6
Loss on long-lived assets, net	—	1.0	—	—	1.0
Goodwill impairment	—	—	80.3	—	80.3
	17.9	76.2	97.9	—	192.0
Operating income (loss)	(17.9)	89.8	(70.4)	—	1.5
Earnings from unconsolidated affiliates, net	—	—	5.5	—	5.5
Interest and debt expense, net	(32.4)	(0.2)	—	—	(32.6)
Equity in net income (loss) of subsidiaries	14.8	—	—	(14.8)	—
Net income (loss)	(35.5)	89.6	(64.9)	(14.8)	(25.6)
Net income attributable to non-controlling partner	—	—	9.9	—	9.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$(35.5)	$89.6	$(74.8)	$(14.8)	$(35.5)

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(22.3)	$93.4	$44.7	$—	$115.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(33.6)	(53.2)	—	(86.8)
Investment in unconsolidated affiliates	—	—	(6.0)	—	(6.0)
Capital distributions from unconsolidated affiliates	—	—	9.5	—	9.5
Capital contributions from consolidated affiliates	17.2	—	—	(17.2)	—
Net cash provided by (used in) investing activities	17.2	(33.6)	(49.7)	(17.2)	(83.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	275.9	—	—	—	275.9
Payments on long-term debt	(246.9)	—	—	—	(246.9)
Payments on finance leases	—	(0.8)	—	—	(0.8)
Distributions to partners	(57.0)	—	(9.2)	—	(66.2)
Distributions to parent	—	—	(17.2)	17.2	—
Taxes paid for unit-based compensation vesting	—	(15.1)	—	—	(15.1)
Change in intercompany balances	36.1	(43.9)	7.8	—	—
Net cash provided by (used in) financing activities	8.1	(59.8)	(18.6)	17.2	(53.1)

Net change in cash	3.0	—	(23.6)	—	(20.6)
Cash at beginning of period	1.8	—	23.6	—	25.4
Cash at end of period	$4.8	$—	$—	$—	$4.8

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(38.6)	$160.3	$9.2	$—	$130.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(68.5)	—	—	(68.5)
Investment in unconsolidated affiliates	—	—	(38.2)	—	(38.2)
Capital distributions from unconsolidated affiliates	—	—	16.7	—	16.7
Capital contributions to consolidated affiliates	(15.6)	—	—	15.6	—
Other	—	(1.0)	—	—	(1.0)
Net cash provided by (used in) investing activities	(15.6)	(69.5)	(21.5)	15.6	(91.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	298.9	—	—	—	298.9
Payments on long-term debt	(284.0)	(0.4)	—	—	(284.4)
Payments on finance leases	—	(1.1)	—	—	(1.1)
Payments for debt-related deferred costs	(0.2)	—	—	—	(0.2)
Distributions to partners	(57.8)	—	(3.3)	—	(61.1)
Contributions from parent	—	—	15.6	(15.6)	—
Taxes paid for unit-based compensation vesting	—	(7.0)	—	—	(7.0)
Change in intercompany balances	82.3	(82.3)	—	—	—
Net cash provided by (used in) financing activities	39.2	(90.8)	12.3	(15.6)	(54.9)

Net change in cash	(15.0)	—	—	—	(15.0)
Cash at beginning of period	16.5	—	—	—	16.5
Cash at end of period	$1.5	$—	$—	$—	$1.5

Note 15 – Subsequent Event

In April 2020, we acquired several NGL storage and rail-to-truck liquid petroleum gas (LPG) terminals from Plains All American Pipeline, L.P. for approximately $160 million, in addition to final inventory adjustments pursuant to the purchase and sale agreement. These assets will be included in our marketing, supply and logistics segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to successfully implement our business plan for our assets and operations;

•	governmental legislation and regulations;

•	industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;

•	industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;

•	weather conditions;

•	outbreak of illness, pandemic or any other public health crisis, including the COVID-19 pandemic;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	the availability of storage for hydrocarbons;

•	the ability of members of the Organization of Petroleum Exporting Countries (OPEC) and other oil-producing countries to agree and maintain oil price and production controls;

•	economic conditions;

•	costs or difficulties related to the integration of acquisitions and success of our joint ventures’ operations;

•	environmental claims;

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Outlook and Trends

Our business objective is to create long-term value for our unitholders. We expect to create value for our investors by generating stable operating margins and improving cash flows from our diversified midstream operations by prudently financing investments in our assets and expansions of our portfolio, maximizing throughput and optimizing services on our assets, and effectively controlling our capital expenditures, operating and administrative costs.

In the first quarter of 2020, during a period of growing global and US oil supplies, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities to balance the global oil markets. Commensurate with this excess global oil supply market condition, the COVID-19 pandemic caused an unprecedented decrease in global oil demand. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the impact that the COVID-19 pandemic have contributed to a significant decrease and volatility in prices for oil. The effect of these events was further exacerbated by a shortage in available storage for hydrocarbons in the U.S., which caused the prices for oil to further decrease dramatically in April 2020. The resulting low commodity price environment has adversely impacted U.S. producers and other companies in the energy industry.

Despite the recent decline in commodity prices and resulting market conditions, our long-term business strategy has not changed. We have, however, implemented a number of adjustments to our operations and financial strategies in response to these market conditions, including (i) substantially reducing capital expenditures in response to lower development activity by our gathering and processing customers; (ii) realigning our organization to reduce operating and administrative expenses; (iii) engaging with our customers to maintain volumes across our asset portfolio; (iv) optimizing our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluating our debt and equity structure to preserve liquidity and ensure balance sheet strength during this period of uncertainty in the energy and financial markets. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins, create a strong balance sheet with financial flexibility and implement new operating standards consistent with our Environmental, Social and Governance program, we believe the Company is well positioned to execute its business plan and weather current market conditions.

In light of these events, we anticipate that the decrease in commodity prices will have a negative impact on certain of our gathering and processing segment’s customers. We expect this to result in reduced production volumes in our oil-weighted basins over the next six months and negatively impact our short-term gathering and processing segment results. We also believe that the natural gas, crude and NGL storage and marketing operations in our storage and transportation and marketing, supply and logistics segments could benefit from the current shortage in available storage for hydrocarbons in the U.S. and the price volatility in the commodity markets caused by the current supply and demand imbalances for crude oil and other commodities. In the current market environment, this could offset some portion of the negative impact of lower commodity prices on our gathering and processing segment, resulting in our expectation that our full year 2020 results of operations will be relatively consistent with our consolidated results of operations in 2019, excluding the impairment of goodwill associated with our Powder River basin operations described in further detail below.

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

Bakken. In the Bakken, we completed several capital projects to expand natural gas capacity on the Arrow gas gathering system and upgrade our Arrow produced water gathering system, disposal wells and handling facilities, which should allow us to better serve our customer needs. We believe the expansion of our Arrow facilities, including the placing in service of the Bear Den II processing plant in late 2019, allows us to provide greater flow assurance to our producer customers and reduce the flaring of natural gas experienced by producers on the Fort Berthold Indian Reservation.

In response to several produced water releases on our Arrow system, over the past few years, during 2019, we removed approximately 30 miles of water gathering pipeline from service. We plan to continue replacing certain sections of our water gathering system with pipeline composed of higher capacity material that is more suitable for the environment and climate conditions in the Bakken. This capital project will increase water gathering capacity on the Arrow system and further our commitment to sustainability and environmental stewardship on the Fort Berthold Indian Reservation.

Powder River Basin. In the Powder River Basin, during the first quarter of 2020, we placed in-service the 200 MMcf/d expansion of our processing capacity at our Bucking Horse processing facility, which increased our processing capacity to 345 MMcf/d. In addition, we placed in-service two compressor stations with 18,750 horsepower and significantly expanded the gas gathering system to connect numerous wells that had been drilled and completed by our producer customers.

Delaware Permian. In the Delaware Permian, through our Crestwood Permian joint venture, we are expanded our gas gathering systems and continue to optimize processing volumes at our Orla processing plant. Additionally, in the second quarter of 2020, we completed construction and commenced operations of a produced water gathering and salt water disposal system pursuant to an agreement with a large integrated producer in Culberson and Reeves Counties, Texas. The initial system capacity is expected to be 60 MBbls/d with plans to expand up to 120 MBbls/d based on producer activity.

Marketing, Supply and Logistics. In April 2020, we acquired several NGL storage and rail-to-truck LPG terminals from Plains All American Pipeline, LP. The total purchase price was approximately $160 million, in addition to final inventory adjustments. These assets are complementary to our existing NGL assets, are located in high demand markets across the central and eastern United States and include 7 MMBbls of NGL storage and seven LPG. As a result of the acquisition, we now have approximately 10 MMBbls of NGL and LPG storage capacity and 13 LPG terminals offering expanded propane and butane services to the market, as well as greater access to a wide range of NGL and LPG supplies from hubs, pipelines, refiners and processors.

Regulatory Matters

Our regulatory matters are discussed in our 2019 Annual Report on Form 10-K and there have been no material changes in those matters from December 31, 2019 to March 31, 2020.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2019 Annual Report on Form 10-K. Below is an update of our critical accounting estimates related to goodwill, long-lived assets and equity method investments.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the Three Months Ended
	December 31, 2019	March 31, 2020	March 31, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

During the first quarter of 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the OPEC, Russia, the United States and other oil-producing countries relating to the oversupply of oil. We currently anticipate that the decrease in commodity prices will have a negative impact on certain of our customers in our gathering and processing segment, which could adversely impact the financial performance of certain of the reporting units within those operations.

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. Based on the events that occurred during the first quarter of 2020 described above, we determined that the forecasted cash flows, and therefore the fair value of our Powder River Basin reporting unit significantly decreased during the three months ended March 31, 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit as of March 31, 2020. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired as of March 31, 2020, and accordingly recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the three months ended March 31, 2020.

We continue to monitor our goodwill associated with our Arrow and NGL Marketing and Logistics reporting units, and if we receive additional negative information about market conditions or the intent of our customers to further curtail production, it could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 40% decrease in the forecasted cash flows related to our Arrow and NGL Marketing and Logistics reporting units would not have resulted in an impairment of either of these reporting units. A 5% increase in the discount rate utilized to determine the fair value of our Arrow and NGL Marketing and Logistics reporting units at December 31, 2019 would also not have resulted in an impairment of either of these reporting units.

Long-Lived Assets

Our long-lived assets consist of property, plant and equipment and intangible assets that have been obtained though multiple business combinations and property, plant and equipment that has been constructed in recent years. we continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis.

Projected cash flows of our long-lived assets are generally based on current and anticipated future market conditions, which require significant judgments to make projections and assumptions about pricing, demand, competition, operating costs, construction costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. If those cash flow projections indicate that the long-lived asset’s carrying value is not recoverable, we record an impairment charge for the excess of the carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

During the first quarter of 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the OPEC, Russia, the United States and other oil-producing countries relating to the oversupply of oil. We currently anticipate that the decrease in commodity prices could have a negative impact on certain of our customers in our gathering and processing segment, which could adversely impact the financial performance of certain of the reporting units within those operations. Although we currently anticipate that the decline in commodity prices have not decreased the forecasted financial performance of our operations to where the undiscounted cash flows to be generated by our long-lived asset groups have fallen below the carrying value of those long-lived asset groups, we continue to monitor our long-lived assets, and we could experience impairments of the carrying value of our long-lived assets in the future if we receive additional negative information about market conditions or the intent of our long-lived assets’ customers, which could negatively impact the forecasted cash flows utilized to determine the recoverability of those assets.

As noted above, during the three months ended March 31, 2020, we recorded an impairment of the goodwill associated with our Powder River Basin reporting unit. The impairment of goodwill is different than our evaluation of the potential impairment of the long-lived assets of a reporting unit, because when we perform an assessment of the recoverability of goodwill, we utilize fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. As a result, we did not record any material impairments of our property, plant and equipment and intangible assets during the three months ended March 31, 2020. Furthermore, a 40% decrease in the forecasted cash flows of our Powder River Basin reporting unit at March 31, 2020 would not have resulted in a long-lived asset impairment.

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

During the first quarter of 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the OPEC, Russia, the United States and other oil-producing countries relating to the over supply of oil. We currently anticipate that the decrease in commodity prices could have a negative impact on certain of the customers of our equity-method investments, which could adversely impact the financial performance of certain of those investments. Although we currently anticipate that the decline in commodity prices have not decreased the fair value of our equity investments below their carrying value and any such decline would be considered other than temporary, we continue to monitor our equity method investments (especially those with gathering and processing operations such as our Crestwood Permian equity method investment), If we receive additional negative information about market conditions or the intent of our equity method investments’ customers to curtail production in the future that negatively impacts the forecasted cash flows or discount rates utilized to determine the fair value of those investments, we could experience impairments to the carrying value of these investments.

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During the three months ended March 31, 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investment, reducing our carrying value of our PRBIC equity method investment to $3.7 million at March 31, 2020. None of our other equity method investments recorded any material impairments during the three months ended March 31, 2020.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus interest and debt expense, net and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2020 and 2019 (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$727.9	$835.2	$727.9	$835.2
Costs of product/services sold	534.4	695.6	534.4	695.6
Operations and maintenance expense	37.6	28.6	37.6	28.6
General and administrative expense	14.9	37.2	13.5	36.0
Depreciation, amortization and accretion	56.1	39.8	59.6	43.4
Loss on long-lived assets, net	1.0	2.0	1.0	2.0
Goodwill impairment	80.3	—	80.3	—
Operating income	3.6	32.0	1.5	29.6
Earnings from unconsolidated affiliates, net	5.5	6.9	5.5	6.9
Interest and debt expense, net	(32.6)	(24.9)	(32.6)	(24.9)
Other income, net	0.1	0.1	—	—
Net income (loss)	(23.4)	14.1	(25.6)	11.6
Add:
Interest and debt expense, net	32.6	24.9	32.6	24.9
Depreciation, amortization and accretion	56.1	39.8	59.6	43.4
EBITDA	65.3	78.8	66.6	79.9
Unit-based compensation charges	(4.4)	17.3	(4.4)	17.3
Loss on long-lived assets, net	1.0	2.0	1.0	2.0
Goodwill impairment	80.3	—	80.3	—
Earnings from unconsolidated affiliates, net	(5.5)	(6.9)	(5.5)	(6.9)
Adjusted EBITDA from unconsolidated affiliates, net	19.3	19.6	19.3	19.6
Change in fair value of commodity inventory-related derivative contracts	(5.8)	1.1	(5.8)	1.1
Significant transaction and environmental related costs and other items	1.2	3.4	1.2	3.4
Adjusted EBITDA	$151.4	$115.3	$152.7	$116.4

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net cash provided by operating activities	$119.2	$130.9	$115.8	$130.9
Net changes in operating assets and liabilities	(3.7)	(52.8)	1.2	(51.9)
Amortization of debt-related deferred costs	(1.6)	(1.4)	(1.6)	(1.4)
Interest and debt expense, net	32.6	24.9	32.6	24.9
Unit-based compensation charges	4.4	(17.3)	4.4	(17.3)
Loss on long-lived assets, net	(1.0)	(2.0)	(1.0)	(2.0)
Goodwill impairment	(80.3)	—	(80.3)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(4.5)	(3.3)	(4.5)	(3.3)
Deferred income taxes	0.2	(0.2)	—	—
EBITDA	65.3	78.8	66.6	79.9
Unit-based compensation charges	(4.4)	17.3	(4.4)	17.3
Loss on long-lived assets, net	1.0	2.0	1.0	2.0
Goodwill impairment	80.3	—	80.3	—
Earnings from unconsolidated affiliates, net	(5.5)	(6.9)	(5.5)	(6.9)
Adjusted EBITDA from unconsolidated affiliates, net	19.3	19.6	19.3	19.6
Change in fair value of commodity inventory-related derivative contracts	(5.8)	1.1	(5.8)	1.1
Significant transaction and environmental related costs and other items	1.2	3.4	1.2	3.4
Adjusted EBITDA	$151.4	$115.3	$152.7	$116.4

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$214.9	$3.5	$509.5	$182.3	$7.8	$645.1
Intersegment revenues	40.0	2.6	(42.6)	52.8	3.6	(56.4)
Costs of product/services sold	108.3	0.2	425.9	138.0	—	557.6
Operations and maintenance expenses	27.0	1.4	9.2	18.1	1.0	9.5
Loss on long-lived assets, net	(1.0)	—	—	(1.8)	—	(0.2)
Goodwill impairment	(80.3)	—	—	—	—	—
Earnings (loss) from unconsolidated affiliates, net	0.8	4.7	—	(0.2)	7.1	—
EBITDA	$39.1	$9.2	$31.8	$77.0	$17.5	$21.4

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2020 compared to the same period in 2019.

Gathering and Processing

EBITDA for our gathering and processing segment decreased by approximately $37.9 million during the three months ended March 31, 2020 compared to the same period in 2019. The comparability of our gathering and processing segment’s EBITDA during the three months ended March 31, 2020 was impacted by an $80.3 million goodwill impairment related to our Jackalope operations. For a further discussion of this goodwill impairment, see “Critical Accounting Estimates” above and Part I, Item 1. Financial Statements, Note 2.

Our gathering and processing segment’s revenues increased by approximately $19.8 million during the three months ended March 31, 2020 compared to the same period in 2019, while our costs of product/services sold decreased by approximately $29.7 million period over period. The increase in our gathering and processing segment’s revenues was primarily driven by our consolidated Jackalope operations which contributed approximately $27.5 million of operating revenues during the three months ended March 31, 2020. In April 2019, we acquired the remaining 50% equity interest in Jackalope, and as a result, we began consolidating Jackalope’s operating results from the date of acquisition.

During the three months ended March 31, 2020, our Arrow operations experienced lower average prices on its agreements under which it purchases and sells crude oil as a result of the continued decrease in crude oil prices compared to the same period in 2019. Our costs of product/services sold decreased faster than our revenues period over period due to the offsetting impact of increasing volumes, which during the three months ended March 31, 2020, natural gas, crude oil and water volumes gathered by our Arrow system increased by 59%, 39% and 59%, respectively, compared to the three months ended March 31, 2019. In August 2019, Arrow placed in service a 120 MMcf/d cryogenic plant and as a result, Arrow experienced a 251% increase in its processing volumes during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We currently anticipate that our crude oil, natural gas and water gathering volumes on our Arrow and Jackalope operations will decrease during the three months ended June 30, 2020 compared to the volumes during the three months ended March 31, 2020 due to the impact of the events described in more detail in Outlook and Trends above.

Our gathering and processing segment’s operations and maintenance expenses increased by approximately $8.9 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019. In addition, our gathering and processing segment’s operations and maintenance increased due to placing the Bear Den and Bucking Horse processing plants into service during 2019 and early 2020.

Our gathering and processing segment was also impacted by an increase in earnings from unconsolidated affiliates of approximately $1.0 million during the three months ended March 31, 2020 compared to the same period in 2019. Equity earnings from our Crestwood Permian equity investment increased by $4.2 million during the three months ended March 31, 2020. During the three months ended March 31, 2019, Crestwood Permian recorded a loss on the retirement of certain of its gathering and processing long-lived assets. Equity earnings from our Jackalope equity investment decreased by approximately $3.2 million during the three months ended March 31, 2020 compared to the same period in 2019, due to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $8.3 million during the three months ended March 31, 2020 compared to the same period in 2019. Revenues from our COLT Hub operations decreased by approximately $5.3 million during the three months ended March 31, 2020 compared to the same period in 2019. During the three months ended March 31, 2019, we recognized approximately $4.0 million of revenues under a take-or-pay contract with one of our rail loading customers which expired in 2019. Revenues from our COLT Hub operations also decreased due to the renewal of several rail loading and storage contracts at lower rates in late 2019 and early 2020.

During the three months ended March 31, 2020, COLT’s rail loading volumes increased by 4% compared to the same period in 2019 due to higher demand for rail loading services which resulted in an increase in our storage and transportation segment’s costs of product/services sold and operations and maintenance expense of approximately $0.2 million and $0.4 million, respectively.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates of approximately $2.4 million. Earnings from our PRBIC equity investment decreased by approximately $4.4 million during the three months ended March 31, 2020 compared to the same period in 2019. During the three months ended March 31, 2020, we recorded a $4.5 million reduction in earnings from PRBIC to reflect our proportionate share of a long-lived asset impairment recorded by our PRBIC equity investment. Earnings from our Stagecoach Gas equity investment increased by approximately $2.2 million primarily due to our share of its equity earnings increasing from 40% to 50% effective July 1, 2019. Aside from this change in earnings percentage, our earnings from our Stagecoach Gas equity investment were relatively flat. This was due to demand for the natural gas storage and transportation services provided by Stagecoach Gas being relatively flat given that the Northeast market for natural gas in which Stagecoach Gas operates is experiencing declining natural gas prices and basis differentials, offset by an increase in producer activity and lack of new infrastructure being built, which is keeping the demand for Stagecoach Gas’s storage and transportation services relatively stable.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $10.4 million during the three months ended March 31, 2020 compared to the same period in 2019. Our marketing, supply and logistics segment’s costs of product/services decreased by approximately $131.7 million during the three months ended March 31, 2020 compared to the same period in 2019, while our revenues decreased by approximately $121.8 million.

Our NGL marketing and logistics operations experienced a reduction in its revenues and costs of product/services sold of approximately $82.8 million and $95.1 million, respectively, during the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of decreasing NGL prices. During the first quarter of 2020, NGL prices decreased due to a combination of high NGL production and constrained NGL infrastructure. Our NGL marketing and logistics operations’ costs of product/services sold decreased more than its revenues as we experienced an increase in our NGL marketing activity, as we continued to take advantage of market disruptions and low NGL prices to create strong margin for delivery into forward markets, and the constrained NGL infrastructure increased demand for our storage, terminalling and transportation assets. Included in our costs of product/services sold was a gain of $22.0 million during the three months ended March 31, 2020 and a loss of $2.9 million during the three months ended March 31, 2019 related to our commodity-based derivatives.

Our crude and natural gas marketing operations experienced a decrease in its revenues and product costs of approximately $39.0 million and $36.6 million, respectively. These decreases were driven by lower average sales prices to our customers due to lower commodity prices, partially offset by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2020, our general and administrative expenses decreased by approximately $22 million compared to the same period in 2019. During the three months ended March 31, 2020, we were allocated less unit-based compensation charges from Crestwood Holdings as a result of the impact of the decrease in market price for Crestwood Equity’s common units.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2020, our depreciation, amortization and accretion expense increased by approximately $16 million compared to the same period in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019.

Interest and Debt Expense, Net. During the three months ended March 31, 2020, interest and debt expense, net increased by approximately $7.7 million compared to the same period in 2019, primarily due to the issuance of $600 million unsecured senior notes due 2027 in April 2019, partially offset by lower average interest rates on borrowings under our credit facility.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2020	2019
Credit facility	$6.4	$7.9
Senior notes	26.6	18.1
Other debt-related costs	1.8	1.6
Gross interest and debt expense	34.8	27.6
Less: capitalized interest	2.2	2.7
Interest and debt expense, net	$32.6	$24.9

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

The COVID-19 pandemic’s impact on global crude oil demand and corresponding supply and demand imbalances have created significant near-term challenges for the energy industry including record low commodity prices, production declines and temporary shut-ins for producers in every major basin across North America. We are aggressively responding to these extraordinary market events by canceling or delaying capital projects, substantially reducing operating and administrative costs, optimizing our storage assets and working closely with our customers to maintain volumes across our diversified asset portfolio. Through these steps, combined with the steps we have taken over the past few years, we believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $9 million to Crestwood Niobrara’s non-controlling partner. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

On April 16, 2020, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on May 15, 2020 and was consistent with the distribution paid in February 2020. Based on the impact that the recent decline in commodity prices has had and could continue to have on our customers and our financial performance in future quarters, our Board of Directors will be evaluating the level of distributions to our common and preferred unitholders. The Board of Directors will consider a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows and liquidity needs and the potential adverse impact of future distributions reductions on our common unitholders, including our general partner. The evaluation will also include a review of the potential for an event of default of the debt of Crestwood Holdings, which could result in a change in control at Crestwood Holdings and, accordingly, in us, which is further described in Part II, Item 1A. Risk Factors.

As of March 31, 2020, we had $636.0 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of March 31, 2020, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$119.2	$130.9
Net cash used in investing activities	$(83.3)	$(91.0)
Net cash used in financing activities	$(56.4)	$(55.3)

Operating Activities

Our operating cash flows decreased by approximately $11.7 million during the three months ended March 31, 2020 compared to the same period in 2019. During the three months ended March 31, 2020, our operating revenues decreased by approximately $107.3 million, while our costs of product services/sold decreased by approximately $161.2 million compared to the same period in 2019. These decreases were primarily driven by our marketing, supply and logistics operations discussed in Results of Operations above. We also experienced an increase in our operations and maintenance expenses of approximately $9.0 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019. Our interest and debt expense, net increased by approximately $7.7 million during the three months ended March 31, 2020 compared to the same period in 2019 due to the issuance of $600 million of senior notes in April 2019. In addition, the decrease in net operating cash flows was also impacted by a $49.1 million reduction in net cash inflow from working capital requirements, primarily from our marketing, supply and logistics operations.

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

As a part of our strategic plan to address the current downturn in commodity prices, we have reduced our projection of growth capital expenditures to approximately $140 million to $160 million for 2020, and our projection of maintenance capital expenditures to approximately $10 million to $15 million and reimbursable capital expenditures to $15 million and $25 million, respectively for 2020. Our growth capital expenditures to be spent over the remainder of the year will be primarily focused on completing in-progress water and gas gathering and processing projects and well connections. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. The following table summarizes our capital expenditures for the three months ended March 31, 2020 (in millions):

Growth capital	$77.0
Maintenance capital	3.0
Other (1)	6.8
Purchases of property, plant and equipment	$86.8

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the three months ended March 31, 2020 and 2019, we contributed approximately $6.0 million and $6.3 million to our Tres Palacios equity investment for its operating purposes. During the three months ended March 31, 2019, we contributed approximately $7.5 million to our Crestwood Permian equity investment primarily to fund tis expansion projects. We also contributed $24.4 million to our Jackalope equity investment prior to our acquisition of the remaining 50% equity interest in Jackalope from Williams, and this contribution was primarily utilized by us after Jackalope’s consolidation to fund its growth capital expenditures.

Financing Activities

The following equity and debt transactions impacted our financing activities during the three months ended March 31, 2020:

Equity and Debt Transactions

•
During the three months ended March 31, 2020, distributions to our partners increased by $2.2 million compared to the same period in 2019, primarily due to the increase in our distribution per limited partner unit from $0.60 per limited partner unit to $0.625 per limited partner unit;

•	During the three months ended March 31, 2020 and 2019, Crestwood Niobrara paid cash distributions of $9.2 million and $3.3 million to its non-controlling partner;

•
During the three months ended March 31, 2020, our taxes paid from unit-based compensation vesting increased by $8.1 million compared to 2019, primarily due to higher vesting of unit-based compensation awards; and

•
During the three months ended March 31, 2020, our debt-related transactions resulted in net proceeds of approximately $29.0 million compared to net proceeds of $14.3 million during the three months ended March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price and market risks are discussed in our 2019 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2019 to March 31, 2020.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our 2019 Annual Report on Form 10-K other than those set forth below.

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things: (i) the availability and cost of capital; (ii) prevailing and projected commodity prices; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; (vi) the availability of drilling rigs and other development services; (vii) fluctuations in energy prices that can greatly affect the development of oil and gas reserves; (viii) the availability of storage of crude oil and other commodities; and (ix) the impact of illness, pandemics or any other public health crisis, including the COVID-19 pandemic, could have on demand for commodities. Drilling and production activity generally decreases as commodity prices decrease (such as what could be experienced with the decline in commodity prices during the first quarter of 2020, as further described in “Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control” below), and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. For example, many of our customers have recently announced reductions in their estimated capital expenditures for 2020 and beyond. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly, major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include production cuts and freezes implemented by Organization of the Petroleum Exporting Countries (OPEC) members and other large oil producers such as Russia. For example, during the first quarter of 2020, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the outbreak of the COVID-19 pandemic that has reduced economic activity and the related demand for oil, have contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The effect of these events on the price of oil was further exacerbated by a shortage in available storage for hydrocarbons in the United States, which caused the prices for oil to further decrease dramatically in April 2020. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•	changes in general domestic and global economic and political conditions;

•	changes in domestic regulations that could impact the supply or demand for oil and gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing shale plays;

•	competition from imported supplies and alternate fuels;

•	commodity price changes, including the recent decline in crude oil and natural gas prices, that could negatively impact the supply of, or the demand for these products;

•	outbreak of illness, pandemic or any other public health crisis, including the COVID-19 pandemic;

•	the availability of hydrocarbon storage;

•	increased costs to explore for, develop, produce, gather, process or transport commodities;

•	impact of interest rates on economic activity;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector or restrict the exploration, development and production of oil and gas:

•	operational hazards, including terrorism, cyber-attacks or domestic vandalism;

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

If volatility and seasonality in the oil and gas industry increase, because of increased production capacity, reduced demand for energy, or otherwise, the demand for our services and the fees that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices, as the industry is currently experiencing, could adversely impact storage and transportation values for some period of time until market conditions adjust. With West Texas Intermediate crude oil prices ranging from $66.24 to $46.31 per barrel in 2019 and from $63.27 to negative $36.98 per barrel in 2020, the sustainability of recent and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition, and results of operations.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.

In December 2019, a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. The COVID-19 pandemic has also caused federal and local governments to implement measures to quarantine individuals and limit gatherings, which has impacted our workforce and the way we have traditionally conducted our business. If COVID-19 were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide gathering, processing, storage and transportation services to our natural gas and crude oil customers. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. These potential impacts, while uncertain, could adversely affect our operating results.

A significant portion of our revenues is derived from our operations in the Bakken shale, and due to such geographic concentration, adverse developments in the Bakken could impact our financial condition and results of operations.

A significant portion of the our revenue is derived from our operations in the Bakken shale. These operations accounted for approximately 45% of our total revenues, less of costs of product/services sold, during the three months ended March 31, 2020. Due to this geographic concentration of our operations, adverse developments that affect customers, suppliers or operations in the Bakken, such as catastrophic events or weather, health pandemics, and changes in supply or demand of crude oil, natural gas and related commodities that impact regional commodity prices and availability of infrastructure, could have a significantly greater impact on our financial condition and results of operations than if we maintained operations in more diverse locations.

We are exposed to credit risks of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flows and results of operations.

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The combination of the reduction of cash flows resulting from declines in commodity prices (such as experienced in the first quarter of 2020), a reduction in borrowing bases under a reserve-based credit facility and the lack of availability of debt or equity financing may result in a significant reduction of customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

During the three months ended March 31, 2020, we determined that the goodwill associated with our Powder River Basin reporting unit should be fully impaired, and accordingly recorded an $80.3 million impairment of its goodwill.

Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition. For a further discussion of our goodwill impairment, see Part I, Item 1. Financial Information, Note 2.

A change of control could result in us facing substantial repayment obligations under our revolving credit facility and indentures governing our senior notes.

Our credit agreement and indentures governing our senior notes contain provisions relating to change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. For example, a change of control of Crestwood Equity’s general partner may occur if our parent, Crestwood Holdings, became unable to service its debt and an event of default occurred under the documents governing its debt. If our Board of Directors reduces the level of distributions to our common unitholders in future quarters as a consequence of the recent significant decline in commodity prices or for other reasons, the ability of our parent to service its debt may be adversely affected. In the event our outstanding indebtedness became due, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood Equity’s general partner or its parent companies to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent below.”

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 7, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 7, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)