Form 10-Q
period 2020-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2020-08-06
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 31, 2020).

Crestwood Equity Partners LP	73,161,478
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$6.7	$25.7
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.3 million at June 30, 2020 and December 31, 2019	165.9	242.2
Inventory	88.9	53.7
Assets from price risk management activities	44.4	43.2
Prepaid expenses and other current assets	8.7	11.6
Total current assets	314.6	376.4
Property, plant and equipment	3,829.2	3,612.5
Less: accumulated depreciation	786.8	703.4
Property, plant and equipment, net	3,042.4	2,909.1
Intangible assets	1,118.1	1,076.3
Less: accumulated amortization	301.0	271.1
Intangible assets, net	817.1	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	44.2	53.8
Investments in unconsolidated affiliates	961.9	980.4
Other non-current assets	4.9	5.5
Total assets	$5,323.7	$5,349.3
Liabilities and capital
Current liabilities:
Accounts payable	$118.6	$189.2
Accrued expenses and other liabilities	133.8	161.7
Liabilities from price risk management activities	32.2	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	284.8	357.8
Long-term debt, less current portion	2,575.7	2,328.3
Other long-term liabilities	285.7	301.6
Deferred income taxes	2.3	2.6
Total liabilities	3,148.5	2,990.3
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	430.6	426.2
Crestwood Equity Partners LP partners’ capital (73,605,008 and 72,282,942 common and subordinated units issued and outstanding at June 30, 2020 and December 31, 2019)	1,132.6	1,320.8
Preferred units (71,257,445 units issued and outstanding at both June 30, 2020 and December 31, 2019)	612.0	612.0
Total partners’ capital	1,744.6	1,932.8
Total liabilities and capital	$5,323.7	$5,349.3
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenues:
Gathering and processing	$30.5	$106.2	$133.2	$215.8
Marketing, supply and logistics	220.5	472.1	717.0	1,108.9
Related party (Note 12)	7.4	1.3	14.7	2.5
	258.4	579.6	864.9	1,327.2
Services revenues:
Gathering and processing	84.0	93.5	196.2	166.2
Storage and transportation	3.1	4.9	6.6	12.7
Marketing, supply and logistics	7.1	5.4	12.6	12.5
Related party (Note 12)	0.1	—	0.3	—
	94.3	103.8	215.7	191.4
Total revenues	352.7	683.4	1,080.6	1,518.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	217.4	529.5	742.0	1,183.0
Product costs - related party (Note 12)	3.6	0.9	6.8	35.3
Service costs	4.7	6.8	11.3	14.5
Total costs of products/services sold	225.7	537.2	760.1	1,232.8

Operating expenses and other:
Operations and maintenance	31.6	34.7	69.2	63.3
General and administrative	29.5	22.3	44.4	59.5
Depreciation, amortization and accretion	61.0	49.3	117.1	89.1
Loss on long-lived assets, net	3.8	—	4.8	2.0
Goodwill impairment	—	—	80.3	—
Gain on acquisition	—	(209.4)	—	(209.4)
	125.9	(103.1)	315.8	4.5
Operating income	1.1	249.3	4.7	281.3

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings from unconsolidated affiliates, net	8.4	3.7	13.9	10.6
Interest and debt expense, net	(34.0)	(27.8)	(66.6)	(52.7)
Other income, net	0.1	0.1	0.2	0.2
Income (loss) before income taxes	(24.4)	225.3	(47.8)	239.4
(Provision) benefit for income taxes	0.1	(0.3)	0.1	(0.3)
Net income (loss)	(24.3)	225.0	(47.7)	239.1
Net income attributable to non-controlling partner	10.2	10.6	20.1	14.6
Net income (loss) attributable to Crestwood Equity Partners LP	(34.5)	214.4	(67.8)	224.5
Net income attributable to preferred units	15.0	15.0	30.0	30.0
Net income (loss) attributable to partners	$(49.5)	$199.4	$(97.8)	$194.5

Subordinated unitholders’ interest in net income	$—	$1.2	$—	$1.2
Common unitholders’ interest in net income (loss)	$(49.5)	$198.2	$(97.8)	$193.3
Net income (loss) per limited partner unit:
Basic	$(0.68)	$2.76	$(1.34)	$2.69
Diluted	$(0.68)	$2.58	$(1.34)	$2.53
Weighted-average limited partners’ units outstanding:
Basic	73.2	71.8	73.0	71.8
Dilutive	—	11.2	—	5.2
Diluted	73.2	83.0	73.0	77.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(24.3)	$225.0	$(47.7)	$239.1
Change in fair value of Suburban Propane Partners, L.P. units	—	0.3	(1.1)	0.7
Comprehensive income (loss)	(24.3)	225.3	(48.8)	239.8
Comprehensive income attributable to non-controlling partner	10.2	10.6	20.1	14.6
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(34.5)	$214.7	$(68.9)	$225.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(15.0)	—	—	(45.3)	(60.3)
Unit-based compensation charges	—	—	1.7	—	0.2	0.2
Taxes paid for unit-based compensation vesting	—	—	(0.5)	—	(15.1)	(15.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.2	—	3.5	3.5
Net income (loss)	—	15.0	—	—	(48.3)	(33.3)
Balance at March 31, 2020	71.3	612.0	73.3	0.4	1,214.7	1,826.7
Distributions to partners	—	(15.0)	—	—	(45.7)	(60.7)
Unit-based compensation charges	—	—	—	—	13.6	13.6
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(0.4)	(0.4)
Other	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	15.0	—	—	(49.5)	(34.5)
Balance at June 30, 2020	71.3	$612.0	73.2	0.4	$1,132.6	$1,744.6

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (continued) (in millions) (unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	0.9	—	17.3	—	17.3
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.0)	—	(7.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	(0.7)	—	(0.7)
Net income (loss)	—	15.0	—	—	(4.9)	4.0	14.1
Balance at March 31, 2019	71.3	612.0	71.9	0.4	1,202.5	182.0	1,996.5
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	—	—	11.3	—	11.3
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(3.6)	—	(3.6)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	—	0.3
Non-controlling interest reclassification (Note 10)	—	—	—	—	—	(178.8)	(178.8)
Other	—	—	—	—	(0.4)	0.1	(0.3)
Net income	—	15.0	—	—	199.4	—	214.4
Balance at June 30, 2019	71.3	$612.0	71.8	0.4	$1,366.4	$—	$1,978.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income (loss)	$(47.7)	$239.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	117.1	89.1
Amortization of debt-related deferred costs	3.2	2.9
Unit-based compensation charges	9.2	28.6
Loss on long-lived assets, net	4.8	2.0
Gain on acquisition	—	(209.4)
Goodwill impairment	80.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	5.4	6.3
Deferred income taxes	(0.3)	0.3
Changes in operating assets and liabilities	11.4	35.0
Net cash provided by operating activities	183.4	193.9
Investing activities
Acquisitions, net of cash acquired (Note 3)	(162.3)	(462.1)
Purchases of property, plant and equipment	(143.2)	(204.7)
Investments in unconsolidated affiliates	(6.0)	(40.9)
Capital distributions from unconsolidated affiliates	18.9	24.2
Other	(0.3)	(0.5)
Net cash used in investing activities	(292.9)	(684.0)
Financing activities
Proceeds from the issuance of long-term debt	742.5	1,544.0
Payments on long-term debt	(498.2)	(1,159.5)
Payments on finance leases	(1.6)	(1.9)
Payments for deferred financing costs	—	(9.0)
Net proceeds from issuance of non-controlling interest	2.8	235.0
Distributions to partners	(91.0)	(86.2)
Distributions to non-controlling partner	(18.5)	(6.6)
Distributions to preferred unitholders	(30.0)	(30.0)
Taxes paid for unit-based compensation vesting	(15.5)	(10.6)
Other	—	(0.2)
Net cash provided by financing activities	90.5	475.0
Net change in cash	(19.0)	(15.1)
Cash at beginning of period	25.7	17.2
Cash at end of period	$6.7	$2.1
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$35.9	$(22.2)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$6.1	$25.4
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.3 million at June 30, 2020 and December 31, 2019	165.8	241.9
Inventory	88.9	53.7
Assets from price risk management activities	44.4	43.2
Prepaid expenses and other current assets	8.7	11.6
Total current assets	313.9	375.8
Property, plant and equipment	4,159.2	3,942.6
Less: accumulated depreciation	965.5	875.1
Property, plant and equipment, net	3,193.7	3,067.5
Intangible assets	1,118.1	1,076.3
Less: accumulated amortization	301.0	271.1
Intangible assets, net	817.1	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	44.2	53.8
Investments in unconsolidated affiliates	961.9	980.4
Other non-current assets	2.9	2.4
Total assets	$5,472.3	$5,504.0
Liabilities and capital
Current liabilities:
Accounts payable	$116.1	$186.6
Accrued expenses and other liabilities	132.4	160.4
Liabilities from price risk management activities	32.2	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	280.9	353.9
Long-term debt, less current portion	2,575.7	2,328.3
Other long-term liabilities	284.0	295.6
Deferred income taxes	0.6	0.7
Total liabilities	3,141.2	2,978.5
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	430.6	426.2
Partners’ capital	1,900.5	2,099.3
Total liabilities and capital	$5,472.3	$5,504.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenues:
Gathering and processing	$30.5	$106.2	$133.2	$215.8
Marketing, supply and logistics	220.5	472.1	717.0	1,108.9
Related party (Note 12)	7.4	1.3	14.7	2.5
	258.4	579.6	864.9	1,327.2
Service revenues:
Gathering and processing	84.0	93.5	196.2	166.2
Storage and transportation	3.1	4.9	6.6	12.7
Marketing, supply and logistics	7.1	5.4	12.6	12.5
Related party (Note 12)	0.1	—	0.3	—
	94.3	103.8	215.7	191.4
Total revenues	352.7	683.4	1,080.6	1,518.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	217.4	529.5	742.0	1,183.0
Product costs - related party (Note 12)	3.6	0.9	6.8	35.3
Service costs	4.7	6.8	11.3	14.5
Total costs of product/services sold	225.7	537.2	760.1	1,232.8

Operating expenses and other:
Operations and maintenance	31.6	34.7	69.2	63.3
General and administrative	28.4	20.9	41.9	56.9
Depreciation, amortization and accretion	64.6	52.7	124.2	96.1
Loss on long-lived assets, net	3.8	—	4.8	2.0
Goodwill impairment	—	—	80.3	—
Gain on acquisition	—	(209.4)	—	(209.4)
	128.4	(101.1)	320.4	8.9
Operating income (loss)	(1.4)	247.3	0.1	276.9
Earnings from unconsolidated affiliates, net	8.4	3.7	13.9	10.6
Interest and debt expense, net	(34.0)	(27.8)	(66.6)	(52.7)
Income (loss) before income taxes	(27.0)	223.2	(52.6)	234.8
(Provision) benefit for income taxes	0.2	(0.3)	0.2	(0.3)
Net income (loss)	(26.8)	222.9	(52.4)	234.5
Net income attributable to non-controlling partner	10.2	10.6	20.1	14.6
Net income (loss) attributable to Crestwood Midstream Partners LP	$(37.0)	$212.3	$(72.5)	$219.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	1,986.2
Distributions to partners	(62.0)
Unit-based compensation charges	13.6
Taxes paid for unit-based compensation vesting	(0.4)
Other	0.1
Net loss	(37.0)
Balance at June 30, 2020	$1,900.5

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(57.8)	(3.3)	(61.1)
Unit-based compensation charges	17.3	—	17.3
Taxes paid for unit-based compensation vesting	(7.0)	—	(7.0)
Other	(0.3)	—	(0.3)
Net income	7.6	4.0	11.6
Balance at March 31, 2019	1,988.0	182.0	2,170.0
Distributions to partners	(59.7)	(3.3)	(63.0)
Unit-based compensation charges	11.3	—	11.3
Taxes paid for unit-based compensation vesting	(3.6)	—	(3.6)
Non-controlling interest reclassification (Note 10)	—	(178.8)	(178.8)
Other	(0.1)	0.1	—
Net income	212.3	—	212.3
Balance at June 30, 2019	$2,148.2	$—	$2,148.2
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income (loss)	$(52.4)	$234.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	124.2	96.1
Amortization of debt-related deferred costs	3.2	2.9
Unit-based compensation charges	9.2	28.6
Loss on long-lived assets, net	4.8	2.0
Goodwill impairment	80.3	—
Gain on acquisition	—	(209.4)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	5.4	6.3
Deferred income taxes	(0.1)	0.2
Changes in operating assets and liabilities	6.5	33.9
Net cash provided by operating activities	181.1	195.1
Investing activities
Acquisitions, net of cash acquired (Note 3)	(162.3)	(462.1)
Purchases of property, plant and equipment	(143.2)	(204.7)
Investments in unconsolidated affiliates	(6.0)	(40.9)
Capital distributions from unconsolidated affiliates	18.9	24.2
Other	(0.3)	(0.5)
Net cash used in investing activities	(292.9)	(684.0)
Financing activities
Proceeds from the issuance of long-term debt	742.5	1,544.0
Payments on long-term debt	(498.2)	(1,159.5)
Payments on finance leases	(1.6)	(1.9)
Payments for deferred financing costs	—	(9.0)
Net proceeds from issuance of non-controlling interest	2.8	235.0
Distributions to partners	(119.0)	(117.5)
Distributions to non-controlling partner	(18.5)	(6.6)
Taxes paid for unit-based compensation vesting	(15.5)	(10.6)
Net cash provided by financing activities	92.5	473.9
Net change in cash	(19.3)	(15.0)
Cash at beginning of period	25.4	16.5
Cash at end of period	$6.1	$1.5
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$35.9	$(22.2)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2020. The financial information as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, is unaudited. The consolidated balance sheets as of December 31, 2019, were derived from the audited balance sheets filed in our 2019 Annual Report on Form 10-K.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the six months ended
	December 31, 2019	June 30, 2020	June 30, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. Based on the events that occurred during the first quarter of 2020 described above, we determined that the forecasted cash flows, and therefore the fair value, of our Powder River Basin reporting unit significantly decreased during the first quarter of 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit during that period. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired during the first quarter of 2020, and accordingly recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the first quarter of 2020. We did not record any impairments of the goodwill associated with our Arrow or NGL Marketing and Logistics reporting units during the six months ended June 30, 2020, as we do not have indicators that it is more likely than not that the fair value of those reporting units has declined to below their carrying value at June 30, 2020.

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

Note 3 – Acquisitions

NGL Asset Acquisition

In April 2020, we acquired several NGL storage and rail-to-truck liquid petroleum gas (LPG) terminals from Plains All American Pipeline, L.P. (Plains) for approximately $162 million. The acquired assets include 7 MMBbls of NGL storage and seven LPG terminals, and resulted in an increase of approximately $160 million in our property, plant and equipment and intangible assets and an increase of approximately $2 million to our other assets and liabilities, net during the three months ended June 30, 2020. We allocated the purchase price to these assets and liabilities based on their fair values, which are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm utilizing market-related information about the property, plant and equipment and customer relationships acquired. These assets are included in our marketing, supply and logistics segment. The transaction costs related to this acquisition were not material for the three and six months ended June 30, 2020.

Jackalope Acquisition

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

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Accrued expenses	$35.1	$61.6	$33.7	$60.3
Accrued property taxes	8.2	6.1	8.2	6.1
Income tax payable	0.3	0.3	0.3	0.3
Interest payable	25.0	25.6	25.0	25.6
Accrued additions to property, plant and equipment	14.9	38.0	14.9	38.0
Contingent consideration	19.0	—	19.0	—
Operating leases	17.8	18.1	17.8	18.1
Finance leases	3.3	3.2	3.3	3.2
Deferred revenue	10.2	8.8	10.2	8.8
Total accrued expenses and other liabilities	$133.8	$161.7	$132.4	$160.4

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Contract liabilities	$159.6	$144.7	$159.6	$144.7
Contingent consideration	38.0	57.0	38.0	57.0
Operating leases	32.9	41.5	32.9	41.5
Asset retirement obligations	34.6	33.3	34.6	33.3
Other	20.6	25.1	18.9	19.1
Total other long-term liabilities	$285.7	$301.6	$284.0	$295.6

Note 5 - Investments in Unconsolidated Affiliates

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Stagecoach Gas Services LLC(1)	$802.8	$814.4	$9.2	$6.4	$18.4	$13.4
Crestwood Permian Basin Holdings LLC(2)	114.7	121.8	(1.0)	(3.3)	(0.2)	(6.7)
Tres Palacios Holdings LLC(3)	40.6	35.9	0.1	0.1	0.1	0.3
Powder River Basin Industrial Complex, LLC(4)	3.8	8.3	0.1	—	(4.4)	(0.1)
Jackalope Gas Gathering Services, L.L.C.(5)	—	—	—	0.5	—	3.7
Total	$961.9	$980.4	$8.4	$3.7	$13.9	$10.6

(1)
As of June 30, 2020, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.

(2)
As of June 30, 2020, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $9.7 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

(3)
As of June 30, 2020, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $23.4 million. Our Tres Holdings investment is included in our storage and transportation segment.

(4)
As of June 30, 2020, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates our investment balance. During the first quarter of 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the six months ended June 30, 2020. Our PRBIC investment is included in our storage and transportation segment.

(5)
On April 9, 2019, Crestwood Niobrara acquired Williams 50% equity interest in Jackalope, and as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. As a result of this transaction, we eliminated our historical equity investment in Jackalope and began consolidating Jackalope’s operations. Our Jackalope investment was included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Six Months Ended June 30,
	2020			2019
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$75.6	$38.9	$36.8	$79.1	$40.4	$38.9
Other(1)	53.5	76.1	(21.6)	55.4	62.2	(7.9)
Total	$129.1	$115.0	$15.2	$134.5	$102.6	$31.0

(1)
Includes our Crestwood Permian, Tres Holdings and PRBIC equity investments during the six months ended June 30, 2020 and 2019, and our Jackalope equity investment during the six months ended June 30, 2019 (prior to the acquisition of the remaining 50% equity interest from Williams in April 2019). We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings equity investment of $0.6 million during both the six months ended June 30, 2020 and 2019. We recorded amortization of the excess basis in our PRBIC equity investment of $0.2 million during the six months ended June 30, 2019. We recorded amortization of the excess basis in the Jackalope equity investment of less than $0.1 million during the six months ended June 30, 2019.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stagecoach Gas	$30.0	$25.4	$—	$—
Crestwood Permian	6.7	2.9	—	10.0
Tres Holdings	1.4	1.2	6.0	6.3
PRBIC	0.1	—	—	0.2
Jackalope	—	11.6	—	24.4
Total	$38.2	$41.1	$6.0	$40.9

(1)	In July 2020, we received cash distributions from Stagecoach Gas, Crestwood Permian and Tres Holdings of approximately $14.5 million, $1.8 million and $3.0 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of third-party expansion projects, and those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheet at June 30, 2020 reflects a $19 million current liability included in accrued expenses and other liabilities and a $38 million other long-term liability related to the anticipated settlement of this obligation.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability on our consolidated balance sheets at June 30, 2020 and December 31, 2019.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenues	$18.0	$40.2	$93.0	$144.3
Gain reflected in costs of product/services sold	$6.8	$9.9	$28.8	$7.0

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	June 30, 2020		December 31, 2019
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	64.4	69.8	33.5	36.6
Natural gas (Bcf)	10.2	17.5	3.7	8.7

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 37 months or less; however, 83% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. For example, in June 2020, Chesapeake Energy Corporation (Chesapeake), our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and in July 2020, Bruin E&P Partners, LLC (Bruin), our major customer in the Bakken also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Chesapeake and Bruin were current on all amounts due to us as of June 30, 2020 and we obtained letters of credit from Chesapeake to provide additional cash flow protection related to their credit risk. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our price risk management activities are energy marketers and propane retailers, resellers and dealers.

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	June 30, 2020	December 31, 2019
Aggregate fair value of derivative instruments with credit-risk-related contingent features(1)	$20.3	$1.6
NYMEX-related net derivative asset (liability) position	$1.9	$(28.8)
NYMEX-related cash collateral posted	$26.8	$40.4
Cash collateral received, net	$21.1	$16.9

(1)	At June 30, 2020 and December 31, 2019, we posted less than $0.1 million of collateral associated with these derivatives.

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

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2020 and December 31, 2019, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of June 30, 2020 and December 31, 2019, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$695.9	$623.0	$695.1	$714.0
2025 Senior Notes	$495.0	$435.0	$494.4	$514.4
2027 Senior Notes	$592.6	$499.2	$592.1	$610.1

Financial Assets and Liabilities

As of June 30, 2020 and December 31, 2019, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$26.2	$187.8	$—	$214.0	$(186.3)	$16.7	$44.4
Suburban Propane Partners, L.P. units(2)	2.0	—	—	2.0	—	—	2.0
Total assets at fair value	$28.2	$187.8	$—	$216.0	$(186.3)	$16.7	$46.4

Liabilities
Liabilities from price risk management	$29.7	$177.8	$—	$207.5	$(186.3)	$11.0	$32.2
Total liabilities at fair value	$29.7	$177.8	$—	$207.5	$(186.3)	$11.0	$32.2

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$3.7	$164.0	$—	$167.7	$(122.3)	$(2.2)	$43.2
Suburban Propane Partners, L.P. units(2)	3.1	—	—	3.1	—	—	3.1
Total assets at fair value	$6.8	$164.0	$—	$170.8	$(122.3)	$(2.2)	$46.3

Liabilities
Liabilities from price risk management	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7
Total liabilities at fair value	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

(2)	Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Credit Facility	$801.2	$557.0
2023 Senior Notes	700.0	700.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
Other	0.6	0.6
Less: deferred financing costs, net	25.9	29.1
Total debt	2,575.9	2,328.5
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,575.7	$2,328.3

Credit Facility

At June 30, 2020, Crestwood Midstream had $424.9 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2020 and December 31, 2019, Crestwood Midstream’s outstanding standby letters of credit were $23.9 million and $31.7 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.43% and 4.50% at June 30, 2020 and 3.96% and 6.00% at December 31, 2019. The weighted-average interest rate on outstanding borrowings as of June 30, 2020 and December 31, 2019 was 2.44% and 4.00%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2020, the net debt to consolidated EBITDA ratio was approximately 4.16 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.62 to 1.0, and the senior secured leverage ratio was 1.28 to 1.0.

Senior Notes

In April 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027 (the 2027 Senior Notes). The 2027 Senior Notes mature on May 1, 2027, and interest is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019. The net proceeds from this offering of approximately $591.1 million were used to repay a portion of the outstanding borrowings under our credit facility, which included approximately $250 million which was used to fund the acquisition of the remaining 50% equity interest in Jackalope.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Preferred units (1)	7.1	—	7.1	7.1
Crestwood Niobrara’s preferred units(1)	8.2	—	8.2	—
Unit-based compensation performance units(1)	0.2	—	0.3	—
Subordinated units(1)	0.4	—	0.4	—

(1)
For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units and subordinated units, see our 2019 Annual Report on Form 10-K.

The table below shows CEQP’s net income per limited partner unit based on the number of basic and diluted limited partner units outstanding for the three and six months ended June 30, 2020 and 2019 (in millions, except for per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common unitholders’ interest in net income (loss)	$(49.5)	$198.2	$(97.8)	$193.3
Dilutive effect of net income attributable to preferred units	—	15.0	—	—
Dilutive effect of net income attributable to subordinated units	—	1.2	—	1.2
Diluted net income (loss)	$(49.5)	$214.4	$(97.8)	$194.5

Weighted-average limited partners’ units outstanding - basic	73.2	71.8	73.0	71.8
Dilutive effect of preferred units	—	7.1	—	—
Dilutive effect of Crestwood Niobrara preferred units	—	3.4	—	4.5
Dilutive effect of stock-based compensation performance units	—	0.3	—	0.3
Dilutive effect of subordinated units	—	0.4	—	0.4
Weighted-average limited partners’ units outstanding - diluted	73.2	83.0	73.0	77.0

Basic earnings per unit:
Net income (loss) per limited partner unit	$(0.68)	$2.76	$(1.34)	$2.69
Diluted earnings per unit:
Net income (loss) per limited partner unit	$(0.68)	$2.58	$(1.34)	$2.53

Note 10 – Partners’ Capital

Common Units

Effective April 1, 2020, we suspended the equity distribution program with certain financial institutions under which we were allowed to offer and sell, from time to time through one or more of these financial institutions, common units having an aggregate offering price of up to $250 million. We did not issue any common units under this program during the six months ended June 30, 2020 and 2019.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2020 and 2019 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	0.625	45.7
			$91.0
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
May 8, 2019	May 15, 2019	0.60	43.1
			$86.2

On July 16, 2020, we declared a distribution of $0.625 per limited partner unit to be paid on August 14, 2020 to unitholders of record on August 7, 2020 with respect to the quarter ended June 30, 2020.

Preferred Unitholders. During the six months ended June 30, 2020 and 2019, we made cash distributions to our preferred unitholders of approximately $30.0 million in both periods. On July 16, 2020, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended June 30, 2020.

Crestwood Midstream

During the six months ended June 30, 2020 and 2019, Crestwood Midstream paid cash distributions of $119.0 million and $117.5 million to Crestwood Equity.

Non-Controlling Partner

Crestwood Niobrara issued preferred interests to Jackalope Holdings, which are reflected as non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets. In April 2019, Crestwood Niobrara issued $235 million in new preferred interests (Series A-3 Preferred Units) to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams, at which time we began classifying our non-controlling interest in subsidiary apart from partners’ capital. We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

The following table shows the change in our non-controlling interest in subsidiary at June 30, 2020 and 2019 (in millions):

Balance at December 31, 2019	$426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(18.5)
Net income attributable to non-controlling partner	20.1
Balance at June 30, 2020	$430.6

Balance at December 31, 2018	$—
Reclassification of Series A-2 Preferred Units	178.8
Issuance of Series A-3 Preferred Units	235.0
Net income attributable to non-controlling partner	10.6
Balance at June 30, 2019	$424.4

Crestwood Niobrara makes quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. During the six months ended June 30, 2020 and 2019, Crestwood Niobrara paid cash distributions of $18.5 million and $6.6 million to Jackalope Holdings. In July 2020, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately$9.3 million for the quarter ended June 30, 2020. During the six months ended June 30, 2020, we received contributions of $2.8 million from our non-controlling partner to fund our Jackalope expansion projects.

Other

In February 2020, Crestwood Equity issued 184,528 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2020, we had total unamortized compensation expense of approximately $3.7 million related to these performance units, which we expect will be amortized during the next three years. During the three and six months ended June 30, 2020, we recognized compensation expense of approximately $0.6 million and $0.8 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

During the six months ended June 30, 2020, 405,620 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 838,556 common units during the six months ended June 30, 2020 related to those performance units.

Note 11 – Commitments and Contingencies

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2020 and December 31, 2019, we had approximately $10.9 million and $10.7 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of June 30, 2020.

At June 30, 2020 and December 31, 2019, our accrual of approximately $3.8 million and $6.7 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $3.8 million to $8.0 million at June 30, 2020.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at June 30, 2020 and December 31, 2019 (in millions):

	CEQP		CMLP
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Self-insurance reserves(1)	$9.4	$9.7	$8.3	$8.3

(1)	At June 30, 2020, CEQP and CMLP classified approximately $6.2 million and $5.2 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Leases

The following table summarizes the balance sheet information related to our operating and finance leases at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets, net	$44.2	$53.8

Accrued expenses and other liabilities	$17.8	$18.1
Long-term operating lease liabilities	32.9	41.5
Total operating lease liabilities	$50.7	$59.6
Finance Leases
Property, plant and equipment	$14.9	$14.9
Less: accumulated depreciation	7.2	5.4
Property, plant and equipment, net	$7.7	$9.5

Accrued expenses and other liabilities	$3.3	$3.2
Other long-term liabilities	3.6	5.2
Total finance lease liabilities	$6.9	$8.4

Lease expense. Our operating lease expense, net totaled $7.1 million and $7.3 million for the three months ended June 30, 2020 and 2019 and $14.6 million for both the six months ended June 30, 2020 and 2019. Our finance lease expense totaled $1.1 million for both the three months ended June 30, 2020 and 2019 and $2.2 million for both the six months ended June 30, 2020 and 2019.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2020 and December 31, 2019, we have no amounts accrued for these guarantees.

Note 12 – Related Party Transactions

Crestwood Holdings LLC (Crestwood Holdings) indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services, product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the six months ended June 30, 2020 and 2019, we paid approximately $2.9 million and $5.1 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2019 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues at CEQP and CMLP(1)	$7.5	$1.3	$15.0	$2.5
Costs of product/services sold at CEQP and CMLP(2)	$3.6	$0.9	$6.8	$35.3
Operations and maintenance expenses charged by CEQP and CMLP(3)	$5.5	$5.9	$11.7	$13.4
General and administrative expenses charged by CEQP to CMLP, net(4)	$10.9	$10.1	$18.0	$21.1
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(5)	$(1.5)	$(0.1)	$11.3	$(5.3)

(1)
Includes $7.5 million and $15.0 million during the three and six months ended June 30, 2020 related to the sale of NGLs to a subsidiary of Crestwood Permian and $1.3 million and $2.5 million during the three and six months ended June 30, 2019 related to the sale of natural gas to a subsidiary of Stagecoach Gas.

(2)
Includes (i) $3.2 million and $6.4 million during the three and six months ended June 30, 2020 and $0.9 million and $9.1 million during the three and six months ended June 30, 2019 related to purchases of NGLs from a subsidiary of Crestwood Permian; (ii) $0.1 million during both the three and six months ended June 30, 2020 related to purchases from a subsidiary of Tres Palacios Holdings, (iii) less than $0.1 million and $2.3 million during the three and six months ended June 30, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas; and (iv) $0.3 million during both the three and six months ended June 30, 2020 and less than $0.1 million and $23.9 million during the three and six months ended June 30, 2019 related to an agency marketing agreement with Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.

(3)
We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and six months ended June 30, 2020, we charged $1.6 million and $3.3 million to Stagecoach Gas, $1.1 million and $2.2 million to Tres Palacios, and $2.8 million and $6.2 million to Crestwood Permian under these agreements. During the three and six months ended June 30, 2019, we charged $1.9 million and $3.9 million to Stagecoach Gas, $1.0 million and $2.2 million to Tres Palacios, and $3.0 million and $6.8 million to Crestwood Permian. During the six months ended June 30, 2019, we charged $0.5 million to Jackalope under an operating agreement prior to our acquisition of the remaining 50% equity interest in Jackalope in Williams.

(4)
Includes $11.9 million and $20.1 million of unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2020 and $11.0 million and $22.9 million for the three and six months ended June 30, 2019. In addition, includes $1.0 million and $2.1 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2020 and $0.9 million and $1.8 million during the three and six months ended June 30, 2019.

(5)
Includes $1.7 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended June 30, 2020, a $10.9 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the six months ended June 30, 2020 and $0.2 million and $5.6 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and six months ended June 30, 2019. In addition, includes $0.2 million and $0.4 million of CEQP’s general and administrative costs allocated to Crestwood Holdings during the three and six months ended June 30, 2020 and $0.1 million and $0.3 million during the three and six months ended June 30, 2019.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	June 30, 2020	December 31, 2019
Accounts receivable at CEQP and CMLP	$10.9	$7.3
Accounts payable at CEQP	$6.9	$15.6
Accounts payable at CMLP	$4.5	$13.1

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(24.3)	$225.0	$(47.7)	$239.1
Add:
Interest and debt expense, net	34.0	27.8	66.6	52.7
Provision (benefit) for income taxes	(0.1)	0.3	(0.1)	0.3
Depreciation, amortization and accretion	61.0	49.3	117.1	89.1
EBITDA	$70.6	$302.4	$135.9	$381.2

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(26.8)	$222.9	$(52.4)	$234.5
Add:
Interest and debt expense, net	34.0	27.8	66.6	52.7
Provision (benefit) for income taxes	(0.2)	0.3	(0.2)	0.3
Depreciation, amortization and accretion	64.6	52.7	124.2	96.1
EBITDA	$71.6	$303.7	$138.2	$383.6

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2020 and 2019 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in our 2019 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $9.5 million and $10.3 million of our proportionate share of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended June 30, 2020 and 2019 and $23.3 million and $23.0 million for the six months ended June 30, 2020 and 2019.

Crestwood Equity

	Three Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$114.5	$3.1	$235.1	$—	$352.7
Intersegment revenues	14.3	2.4	(16.7)	—	—
Costs of product/services sold	21.3	0.1	204.3	—	225.7
Operations and maintenance expense	19.3	0.7	11.6	—	31.6
General and administrative expense	—	—	—	29.5	29.5
Loss on long-lived assets, net	(3.6)	—	(0.2)	—	(3.8)
Earnings (loss) from unconsolidated affiliates, net	(1.0)	9.4	—	—	8.4
Other income, net	—	—	—	0.1	0.1
EBITDA	$83.6	$14.1	$2.3	$(29.4)	$70.6
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,589.8	$964.7	$736.9	$32.3	$5,323.7

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$199.7	$4.9	$478.8	$—	$683.4
Intersegment revenues	25.4	3.2	(28.6)	—	—
Costs of product/services sold	108.9	—	428.3	—	537.2
Operations and maintenance expense	24.6	0.9	9.2	—	34.7
General and administrative expense	—	—	—	22.3	22.3
Gain (loss) on long-lived assets, net	(0.2)	—	—	0.2	—
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.8)	6.5	—	—	3.7
Other income, net	—	—	—	0.1	0.1
EBITDA	$298.0	$13.7	$12.7	$(22.0)	$302.4

	Six Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$329.4	$6.6	$744.6	$—	$1,080.6
Intersegment revenues	54.3	5.0	(59.3)	—	—
Costs of product/services sold	129.6	0.3	630.2	—	760.1
Operations and maintenance expense	46.3	2.1	20.8	—	69.2
General and administrative expense	—	—	—	44.4	44.4
Loss on long-lived assets, net	(4.6)	—	(0.2)	—	(4.8)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	14.1	—	—	13.9
Other income, net	—	—	—	0.2	0.2
EBITDA	$122.7	$23.3	$34.1	$(44.2)	$135.9
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,589.8	$964.7	$736.9	$32.3	$5,323.7

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$382.0	$12.7	$1,123.9	$—	$1,518.6
Intersegment revenues	78.2	6.8	(85.0)	—	—
Costs of product/services sold	246.9	—	985.9	—	1,232.8
Operations and maintenance expense	42.7	1.9	18.7	—	63.3
General and administrative expense	—	—	—	59.5	59.5
Gain (loss) on long-lived assets, net	(2.0)	—	(0.2)	0.2	(2.0)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.0)	13.6	—	—	10.6
Other income, net	—	—	—	0.2	0.2
EBITDA	$375.0	$31.2	$34.1	$(59.1)	$381.2

Crestwood Midstream

	Three Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$114.5	$3.1	$235.1	$—	$352.7
Intersegment revenues	14.3	2.4	(16.7)	—	—
Costs of product/services sold	21.3	0.1	204.3	—	225.7
Operations and maintenance expense	19.3	0.7	11.6	—	31.6
General and administrative expense	—	—	—	28.4	28.4
Loss on long-lived assets, net	(3.6)	—	(0.2)	—	(3.8)
Earnings (loss) from unconsolidated affiliates, net	(1.0)	9.4	—	—	8.4
EBITDA	$83.6	$14.1	$2.3	$(28.4)	$71.6
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,742.1	$964.7	$736.9	$28.6	$5,472.3

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$199.7	$4.9	$478.8	$—	$683.4
Intersegment revenues	25.4	3.2	(28.6)	—	—
Costs of product/services sold	108.9	—	428.3	—	537.2
Operations and maintenance expense	24.6	0.9	9.2	—	34.7
General and administrative expense	—	—	—	20.9	20.9
Gain (loss) on long-lived assets, net	(0.2)	—	—	0.2	—
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(2.8)	6.5	—	—	3.7
EBITDA	$298.0	$13.7	$12.7	$(20.7)	$303.7

	Six Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$329.4	$6.6	$744.6	$—	$1,080.6
Intersegment revenues	54.3	5.0	(59.3)	—	—
Costs of product/services sold	129.6	0.3	630.2	—	760.1
Operations and maintenance expense	46.3	2.1	20.8	—	69.2
General and administrative expense	—	—	—	41.9	41.9
Loss on long-lived assets, net	(4.6)	—	(0.2)	—	(4.8)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	14.1	—	—	13.9
EBITDA	$122.7	$23.3	$34.1	$(41.9)	$138.2
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,742.1	$964.7	$736.9	$28.6	$5,472.3

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$382.0	$12.7	$1,123.9	$—	$1,518.6
Intersegment revenues	78.2	6.8	(85.0)	—	—
Costs of product/services sold	246.9	—	985.9	—	1,232.8
Operations and maintenance expense	42.7	1.9	18.7	—	63.3
General and administrative expense	—	—	—	56.9	56.9
Gain (loss) on long-lived assets, net	(2.0)	—	(0.2)	0.2	(2.0)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.0)	13.6	—	—	10.6
EBITDA	$375.0	$31.2	$34.1	$(56.7)	$383.6

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts totaled $158.3 million and $225.0 million at June 30, 2020 and December 31, 2019, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 17 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2020	December 31, 2019
Contract assets (non-current)	$1.2	$1.2
Contract liabilities (current)(1)	$10.2	$8.8
Contract liabilities (non-current)(1)	$159.6	$144.7

(1)
During the three and six months ended June 30, 2020, we recognized revenues of approximately $3.1 million and $6.9 million that were previously included in contract liabilities (current) at December 31, 2019. The remaining change in our contract liabilities during the three and six months ended June 30, 2020, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2020 (in millions):

Remainder of 2020	$52.3
2021	94.1
2022	63.2
2023	8.0
2024	3.3
Total	$220.9

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2020 and 2019 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.2	$—	$—	$—	$33.2
Crude oil	17.9	—	—	—	17.9
Water	18.3	—	—	—	18.3
Processing
Natural gas	7.1	—	—	—	7.1
Compression
Natural gas	5.7	—	—	—	5.7
Storage
Crude oil	0.4	1.1	—	(0.8)	0.7
NGLs	—	—	3.6	—	3.6
Pipeline
Crude oil	—	1.3	—	(0.4)	0.9
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	1.5	—	0.3	—	1.8
NGLs	—	—	2.6	—	2.6
Rail Loading
Crude oil	—	2.9	—	(1.2)	1.7
Product Sales
Natural gas	6.9	—	15.5	(6.8)	15.6
Crude oil	34.8	—	102.0	(7.1)	129.7
NGLs	3.0	—	92.4	(0.3)	95.1
Other	—	0.2	0.2	(0.1)	0.3
Total Topic 606 revenues	128.8	5.5	216.8	(16.7)	334.4
Non-Topic 606 revenues(1)	—	—	18.3	—	18.3
Total revenues	$128.8	$5.5	$235.1	$(16.7)	$352.7

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Three Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$42.9	$—	$—	$—	$42.9
Crude oil	15.1	—	—	—	15.1
Water	19.0	—	—	—	19.0
Processing
Natural gas	8.1	—	—	—	8.1
Compression
Natural gas	6.2	—	—	—	6.2
Storage
Crude oil	0.5	1.5	—	(0.5)	1.5
NGLs	—	—	1.3	—	1.3
Pipeline
Crude oil	—	1.5	—	(0.5)	1.0
Transportation
Crude oil	1.8	—	1.5	—	3.3
NGLs	—	—	2.1	—	2.1
Rail Loading
Crude oil	—	3.9	—	(1.4)	2.5
Product Sales
Natural gas	10.9	—	7.9	(4.8)	14.0
Crude oil	110.2	—	291.4	(16.0)	385.6
NGLs	10.4	—	133.9	(4.5)	139.8
Other	—	1.2	0.3	(0.9)	0.6
Total Topic 606 revenues	225.1	8.1	438.4	(28.6)	643.0
Non-Topic 606 revenues(1)	—	—	40.4	—	40.4
Total revenues	$225.1	$8.1	$478.8	$(28.6)	$683.4

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Six Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$77.0	$—	$—	$—	$77.0
Crude oil	44.4	—	—	—	44.4
Water	41.3	—	—	—	41.3
Processing
Natural gas	17.3	—	—	—	17.3
Compression
Natural gas	12.0	—	—	—	12.0
Storage
Crude oil	0.9	1.7	—	(1.2)	1.4
NGLs	—	—	5.2	—	5.2
Pipeline
Crude oil	—	2.9	—	(0.9)	2.0
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	3.5	—	1.9	—	5.4
NGLs	—	—	4.3	—	4.3
Rail Loading
Crude oil	—	6.3	—	(2.6)	3.7
Product Sales
Natural gas	18.9	—	33.8	(18.5)	34.2
Crude oil	155.9	—	352.2	(23.4)	484.7
NGLs	12.5	—	252.7	(12.2)	253.0
Other	—	0.7	0.7	(0.5)	0.9
Total Topic 606 revenues	383.7	11.6	651.0	(59.3)	987.0
Non-Topic 606 revenues(1)	—	—	93.6	—	93.6
Total revenues	$383.7	$11.6	$744.6	$(59.3)	$1,080.6

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Six Months Ended June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$73.1	$—	$—	$—	$73.1
Crude oil	30.4	—	—	—	30.4
Water	35.8	—	—	—	35.8
Processing
Natural gas	10.6	—	—	—	10.6
Compression
Natural gas	12.2	—	—	—	12.2
Storage
Crude oil	1.0	2.9	—	(1.2)	2.7
NGLs	—	—	2.6	—	2.6
Pipeline
Crude oil	—	3.2	—	(1.2)	2.0
Transportation
Crude oil	3.3	—	3.0	—	6.3
NGLs	—	—	6.2	—	6.2
Rail Loading
Crude oil	—	11.1	—	(2.8)	8.3
Product Sales
Natural gas	29.7	—	30.2	(11.4)	48.5
Crude oil	241.8	—	581.5	(59.3)	764.0
NGLs	22.3	—	355.4	(7.3)	370.4
Other	—	2.3	0.3	(1.8)	0.8
Total Topic 606 revenues	460.2	19.5	979.2	(85.0)	1,373.9
Non-Topic 606 revenues(1)	—	—	144.7	—	144.7
Total revenues	$460.2	$19.5	$1,123.9	$(85.0)	$1,518.6

(1)	Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP
Condensed Consolidating Balance Sheet
June 30, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.4	$—	$5.7	$—	$6.1
Accounts receivable	—	146.5	19.3	—	165.8
Inventory	—	88.9	—	—	88.9
Other current assets	—	52.8	0.3	—	53.1
Total current assets	0.4	288.2	25.3	—	313.9

Property, plant and equipment, net	—	2,410.1	783.6	—	3,193.7
Goodwill and intangible assets, net	—	671.2	284.5	—	955.7
Operating lease right-of-use assets, net	—	41.5	2.7	—	44.2
Investments in consolidated affiliates	4,501.0	—	—	(4,501.0)	—
Investments in unconsolidated affiliates	—	—	961.9	—	961.9
Other non-current assets	—	2.4	0.5	—	2.9
Total assets	$4,501.4	$3,413.4	$2,058.5	$(4,501.0)	$5,472.3

Liabilities and capital
Current liabilities:
Accounts payable	$—	$114.6	$1.5	$—	$116.1
Other current liabilities	25.2	114.8	24.8	—	164.8
Total current liabilities	25.2	229.4	26.3	—	280.9

Long-term liabilities:
Long-term debt, less current portion	2,575.7	—	—	—	2,575.7
Other long-term liabilities	—	165.8	118.2	—	284.0
Deferred income taxes	—	0.6	—	—	0.6
Total liabilities	2,600.9	395.8	144.5	—	3,141.2

Interest of non-controlling partner in subsidiary	—	—	430.6	—	430.6
Partners’ capital	1,900.5	3,017.6	1,483.4	(4,501.0)	1,900.5
Total liabilities and capital	$4,501.4	$3,413.4	$2,058.5	$(4,501.0)	$5,472.3

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$336.5	$16.2	$—	$352.7
Costs of product/services sold	—	225.5	0.2	—	225.7
Operating expenses and other:
Operations and maintenance	—	26.5	5.1	—	31.6
General and administrative	14.8	13.6	—	—	28.4
Depreciation, amortization and accretion	—	50.3	14.3	—	64.6
Loss on long-lived assets, net	—	2.0	1.8	—	3.8
	14.8	92.4	21.2	—	128.4
Operating income (loss)	(14.8)	18.6	(5.2)	—	(1.4)
Earnings from unconsolidated affiliates, net	—	—	8.4	—	8.4
Interest and debt expense, net	(33.9)	(0.1)	—	—	(34.0)
Equity in net income (loss) of subsidiaries	11.7	—	—	(11.7)	—
Income (loss) before income taxes	(37.0)	18.5	3.2	(11.7)	(27.0)
Benefit for income taxes	—	0.2	—	—	0.2
Net income (loss)	(37.0)	18.7	3.2	(11.7)	(26.8)
Net income attributable to non-controlling partner in subsidiary	—	—	10.2	—	10.2
Net income (loss) attributable to Crestwood Midstream Partners LP	$(37.0)	$18.7	$(7.0)	$(11.7)	$(37.0)

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$663.2	$20.2	$—	$683.4
Costs of product/services sold	—	537.2	—	—	537.2
Operating expenses:
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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,036.9	$43.7	$—	$1,080.6
Costs of product/services sold	—	759.9	0.2	—	760.1
Operating expenses and other:
Operations and maintenance	—	58.3	10.9	—	69.2
General and administrative	32.7	9.2	—	—	41.9
Depreciation, amortization and accretion	—	98.1	26.1	—	124.2
Loss on long-lived assets, net	—	3.0	1.8	—	4.8
Goodwill impairment	—	—	80.3	—	80.3
	32.7	168.6	119.1	—	320.4
Operating income (loss)	(32.7)	108.4	(75.6)	—	0.1
Earnings from unconsolidated affiliates, net	—	—	13.9	—	13.9
Interest and debt expense, net	(66.3)	(0.3)	—	—	(66.6)
Equity in net income (loss) of subsidiaries	26.5	—	—	(26.5)	—
Income (loss) before income taxes	(72.5)	108.1	(61.7)	(26.5)	(52.6)
Benefit for income taxes	—	0.2	—	—	0.2
Net income (loss)	(72.5)	108.3	(61.7)	(26.5)	(52.4)
Net income attributable to non-controlling partner	—	—	20.1	—	20.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$(72.5)	$108.3	$(81.8)	$(26.5)	$(72.5)

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

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2020
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(96.4)	$197.4	$80.1	$—	$181.1

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(162.3)	—	—	(162.3)
Purchases of property, plant and equipment	—	(56.2)	(87.0)	—	(143.2)
Investment in unconsolidated affiliates	—	—	(6.0)	—	(6.0)
Capital distributions from unconsolidated affiliates	—	—	18.9	—	18.9
Capital distributions from consolidated affiliates	8.2	—	—	(8.2)	—
Other	—	(0.3)	—	—	(0.3)
Net cash provided by (used in) investing activities	8.2	(218.8)	(74.1)	(8.2)	(292.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	742.5	—	—	—	742.5
Payments on long-term debt	(498.2)	—	—	—	(498.2)
Payments on finance leases	—	(1.6)	—	—	(1.6)
Net proceeds from issuance of non-controlling interest	—	—	2.8	—	2.8
Distributions to partners	(119.0)	—	(18.5)	—	(137.5)
Distributions to parent	—	—	(8.2)	8.2	—
Taxes paid for unit-based compensation vesting	—	(15.5)	—	—	(15.5)
Change in intercompany balances	(38.5)	38.5	—	—	—
Net cash provided by (used in) financing activities	86.8	21.4	(23.9)	8.2	92.5

Net change in cash	(1.4)	—	(17.9)	—	(19.3)
Cash at beginning of period	1.8	—	23.6	—	25.4
Cash at end of period	$0.4	$—	$5.7	$—	$6.1

Crestwood Midstream Partners LP
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in millions)
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(87.1)	$309.5	$(27.3)	$—	$195.1

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(462.1)	—	(462.1)
Purchases of property, plant and equipment	—	(127.7)	(77.0)	—	(204.7)
Investment in unconsolidated affiliates	—	—	(40.9)	—	(40.9)
Capital distributions from unconsolidated affiliates	—	—	24.2	—	24.2
Capital contributions to consolidated affiliates	(217.1)	—	—	217.1	—
Other	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) investing activities	(217.1)	(128.2)	(555.8)	217.1	(684.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,544.0	—	—	—	1,544.0
Payments on long-term debt	(1,159.1)	(0.4)	—	—	(1,159.5)
Payments on finance leases	—	(1.9)	—	—	(1.9)
Payments for debt-related deferred costs	(9.0)	—	—	—	(9.0)
Net proceeds from the issuance of non-controlling interest	—	—	235.0	—	235.0
Distributions to partners	(117.5)	—	(6.6)	—	(124.1)
Contributions from parent	—	—	217.1	(217.1)	—
Taxes paid for unit-based compensation vesting	—	(10.6)	—	—	(10.6)
Change in intercompany balances	30.7	(168.4)	137.7	—	—
Net cash provided by (used in) financing activities	289.1	(181.3)	583.2	(217.1)	473.9

Net change in cash	(15.1)	—	0.1	—	(15.0)
Cash at beginning of period	16.5	—	—	—	16.5
Cash at end of period	$1.4	$—	$0.1	$—	$1.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first quarter of 2020, during a period of growing global and US oil supplies, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities to balance the global oil markets. Commensurate with this excess global oil supply market condition, the COVID-19 pandemic caused an unprecedented decrease in global oil demand. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the impact that the COVID-19 pandemic have contributed to a significant decrease and volatility in prices for oil. The effect of these events was further exacerbated by a shortage in available storage for hydrocarbons in the U.S., which caused the prices for oil to further decrease dramatically in 2020. The resulting low commodity price environment has adversely impacted U.S. producers and other companies in the energy industry.

Despite the recent decline in commodity prices and resulting market conditions, our long-term business strategy has not changed. We have, however, implemented a number of adjustments to our operations and financial strategies in response to these market conditions, including (i) substantially reducing capital expenditures in response to lower development activity by our gathering and processing customers; (ii) realigning our organization to reduce operating and administrative expenses; (iii) engaging with our customers to maintain volumes across our asset portfolio; (iv) optimizing our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluating our debt and equity structure to preserve liquidity and ensure balance sheet strength during this period of uncertainty in the energy and financial markets. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins, create a stronger balance sheet and implement new operating standards consistent with our Environmental, Social and Governance program, we believe the Company is well positioned to execute its business plan and weather current market conditions.

In light of these events, we anticipate that the decrease in commodity prices will have a negative impact on certain of our gathering and processing segment’s customers. We expect this to result in reduced production volumes in our oil-weighted basins over the next six months and negatively impact our short-term gathering and processing segment results. In June 2020, Chesapeake, our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and in July 2020, Bruin, our major customer in the Bakken, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Chesapeake and Bruin were current on all amounts due to us as of June 30, 2020 and additional cash flow protection is in place with Chesapeake via letters of credit. We are well positioned to maintain full operations to Chesapeake and Bruin throughout their bankruptcy proceedings, and we are closely monitoring our exposure to ensure they continue to promptly pay amounts invoiced to them. We also believe that the natural gas, crude and NGL storage and marketing operations in our storage and transportation and marketing, supply and logistics segments could benefit from the current shortage in available storage for hydrocarbons in the U.S. and the price volatility in the commodity markets caused by the current supply and demand imbalances for crude oil and other commodities. In the current market environment, this could offset some portion of the negative impact of lower commodity prices on our gathering and processing segment, resulting in our expectation that our full year 2020 results of operations will be relatively consistent with our consolidated results of operations in 2019, excluding the impairment of goodwill associated with our Powder River Basin operations described in further detail below.

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

In July 2020, a U.S. District Court ordered the Dakota Access Pipeline (DAPL) to shutdown due to environmental and permitting issues. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit ordered that shutdown of DAPL be stayed and set an expedited schedule for briefing by the parties. The Court of Appeals did not stay the lower court’s vacating of the DAPL easement, but asked the lower court to clarify whether the U.S. Army Corps of Engineers (the Army Corps) intends to allow the continued operation of DAPL. The Army Corps has stated that continued operation of DAPL if the easement is vacated will be subject to review by the federal courts. We are actively engaged with our producer customers on the Arrow system to ensure downstream market access for their crude oil volumes. The Arrow gathering system currently connects to the DAPL, Hiland and Tesoro pipelines, providing significant downstream delivery capacity for our Arrow customers. Additionally, we can transport Arrow crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact to our producers with the ability to access multiple markets out of the basin.

In response to several produced water releases on our Arrow system over the past few years, during 2019, we removed approximately 30 miles of water gathering pipeline from service. We plan to continue replacing certain sections of our water gathering system with pipeline composed of higher capacity material that is more suitable for the environment and climate conditions in the Bakken. This capital project will increase water gathering capacity on the Arrow system and further our commitment to sustainability and environmental stewardship on the Fort Berthold Indian Reservation.

Powder River Basin. In the Powder River Basin, during the first quarter of 2020, we completed the 200 MMcf/d expansion of our processing capacity at our Bucking Horse facility, which increased our processing capacity to 345 MMcf/d. In addition, we placed in-service two compressor stations with 18,750 horsepower and significantly expanded the gas gathering system to connect numerous wells that had been drilled and completed by our producer customers.

Delaware Permian. In the Delaware Permian, through our Crestwood Permian joint venture, we are expanding our gas gathering systems and continue to optimize processing volumes at our Orla processing plant. Additionally, in the second quarter of 2020, we completed construction and commenced operations of a produced water gathering and salt water disposal system pursuant to an agreement with a large integrated producer in Culberson and Reeves Counties, Texas. The system capacity is 60 MBbls/d as of June 30, 2020 with plans to expand up to 120 MBbls/d based on producer activity.

Marketing, Supply and Logistics. In April 2020, we acquired several NGL storage and rail-to-truck LPG terminals from Plains for approximately $162 million. These assets are complementary to our existing NGL assets, are located in high demand markets across the central and eastern United States and include 7 MMBbls of NGL storage and seven LPG terminals. As a result of the acquisition, we now have approximately 10 MMBbls of NGL and LPG storage capacity and 13 LPG terminals offering expanded propane and butane services to the market, as well as greater access to a wide range of NGL and LPG supplies from hubs, pipelines, refiners and processors.

Regulatory Matters

Our regulatory matters are discussed in our 2019 Annual Report on Form 10-K and there have been no material changes in those matters from December 31, 2019 to June 30, 2020.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the six months ended
	December 31, 2019	June 30, 2020	June 30, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. Based on the events that occurred during the first quarter of 2020 described above, we determined that the forecasted cash flows, and therefore the fair value of our Powder River Basin reporting unit significantly decreased during the first quarter of 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit during that period. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired during the first quarter of 2020, and accordingly recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the first quarter of 2020.

We continue to monitor our goodwill associated with our Arrow and NGL Marketing and Logistics reporting units, and if we receive additional negative information about market conditions or the intent of our customers to further curtail production, it could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 40% decrease in the forecasted cash flows related to our Arrow and NGL Marketing and Logistics reporting units would not have resulted in an impairment of either of these reporting units. A 5% increase in the discount rate utilized to determine the fair value of our Arrow and NGL Marketing and Logistics reporting units at December 31, 2019 would also not have resulted in an impairment of either of these reporting units. There were no triggers which required us to evaluate our goodwill for impairment during the three months ended June 30, 2020.

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

As noted above, during the first quarter of 2020, we recorded an impairment of the goodwill associated with our Powder River Basin reporting unit. The impairment of goodwill is different than our evaluation of the potential impairment of the long-lived assets of a reporting unit, because when we perform an assessment of the recoverability of goodwill, we utilize fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. Furthermore, a 40% decrease in the forecasted cash flows of our Powder River Basin reporting unit would not have resulted in a long-lived asset impairment. As a result, we did not record any material impairments of our property, plant and equipment and intangible assets during the first quarter of 2020. There were no triggers which required us to evaluate our long-lived assets for impairment during the three months ended June 30, 2020.

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

During the first quarter of 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the OPEC, Russia, the United States and other oil-producing countries relating to the over supply of oil. We currently anticipate that the decrease in commodity prices could have a negative impact on certain of the customers of our equity-method investments, which could adversely impact the financial performance of certain of those investments. Although we currently anticipate that the decline in commodity prices has not decreased the fair value of our equity investments below their carrying value and any such decline would not be considered other than temporary, we continue to monitor our equity method investments (especially those with gathering and processing operations such as our Crestwood Permian equity method investment). If we receive additional negative information about market conditions or the intent of our equity method investments’ customers to curtail production in the future that negatively impacts the forecasted cash flows or discount rates utilized to determine the fair value of those investments, we could experience impairments to the carrying value of these investments.

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During the first quarter of 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investment. The carrying value of our PRBIC equity method investment was $3.8 million at June 30, 2020. None of our other equity method investments recorded any material impairments during the three and six months ended June 30, 2020.

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
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$352.7	$683.4	$1,080.6	$1,518.6	$352.7	$683.4	$1,080.6	$1,518.6
Costs of product/services sold	225.7	537.2	760.1	1,232.8	225.7	537.2	760.1	1,232.8
Operations and maintenance expense	31.6	34.7	69.2	63.3	31.6	34.7	69.2	63.3
General and administrative expense	29.5	22.3	44.4	59.5	28.4	20.9	41.9	56.9
Depreciation, amortization and accretion	61.0	49.3	117.1	89.1	64.6	52.7	124.2	96.1
Loss on long-lived assets, net	3.8	—	4.8	2.0	3.8	—	4.8	2.0
Gain on acquisition	—	209.4	—	209.4	—	209.4	—	209.4
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Operating income (loss)	1.1	249.3	4.7	281.3	(1.4)	247.3	0.1	276.9
Earnings from unconsolidated affiliates, net	8.4	3.7	13.9	10.6	8.4	3.7	13.9	10.6
Interest and debt expense, net	(34.0)	(27.8)	(66.6)	(52.7)	(34.0)	(27.8)	(66.6)	(52.7)
Other income, net	0.1	0.1	0.2	0.2	—	—	—	—
(Provision) benefit for income taxes	0.1	(0.3)	0.1	(0.3)	0.2	(0.3)	0.2	(0.3)
Net income (loss)	(24.3)	225.0	(47.7)	239.1	(26.8)	222.9	(52.4)	234.5
Add:
Interest and debt expense, net	34.0	27.8	66.6	52.7	34.0	27.8	66.6	52.7
Provision (benefit) for income taxes	(0.1)	0.3	(0.1)	0.3	(0.2)	0.3	(0.2)	0.3
Depreciation, amortization and accretion	61.0	49.3	117.1	89.1	64.6	52.7	124.2	96.1
EBITDA	70.6	302.4	135.9	381.2	71.6	303.7	138.2	383.6
Unit-based compensation charges	13.6	11.3	9.2	28.6	13.6	11.3	9.2	28.6
Loss on long-lived assets, net	3.8	—	4.8	2.0	3.8	—	4.8	2.0
Gain on acquisition	—	(209.4)	—	(209.4)	—	(209.4)	—	(209.4)
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Earnings from unconsolidated affiliates, net	(8.4)	(3.7)	(13.9)	(10.6)	(8.4)	(3.7)	(13.9)	(10.6)
Adjusted EBITDA from unconsolidated affiliates, net	17.9	14.0	37.2	33.6	17.9	14.0	37.2	33.6
Change in fair value of commodity inventory-related derivative contracts	21.5	3.7	15.7	4.8	21.5	3.7	15.7	4.8
Significant transaction and environmental related costs and other items	8.8	3.0	10.0	6.4	8.8	3.0	10.0	6.4
Adjusted EBITDA	$127.8	$121.3	$279.2	$236.6	$128.8	$122.6	$281.5	$239.0

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net cash provided by operating activities	$64.2	$63.0	$183.4	$193.9	$65.3	$64.2	$181.1	$195.1
Net changes in operating assets and liabilities	(7.7)	17.8	(11.4)	(35.0)	(7.7)	18.0	(6.5)	(33.9)
Amortization of debt-related deferred costs	(1.6)	(1.5)	(3.2)	(2.9)	(1.6)	(1.5)	(3.2)	(2.9)
Interest and debt expense, net	34.0	27.8	66.6	52.7	34.0	27.8	66.6	52.7
Unit-based compensation charges	(13.6)	(11.3)	(9.2)	(28.6)	(13.6)	(11.3)	(9.2)	(28.6)
Loss on long-lived assets, net	(3.8)	—	(4.8)	(2.0)	(3.8)	—	(4.8)	(2.0)
Gain on acquisition	—	209.4	—	209.4	—	209.4	—	209.4
Goodwill impairment	—	—	(80.3)	—	—	—	(80.3)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(0.9)	(3.0)	(5.4)	(6.3)	(0.9)	(3.0)	(5.4)	(6.3)
Deferred income taxes	0.1	(0.1)	0.3	(0.3)	0.1	(0.2)	0.1	(0.2)
Provision (benefit) for income taxes	(0.1)	0.3	(0.1)	0.3	(0.2)	0.3	(0.2)	0.3
EBITDA	70.6	302.4	135.9	381.2	71.6	303.7	138.2	383.6
Unit-based compensation charges	13.6	11.3	9.2	28.6	13.6	11.3	9.2	28.6
Loss on long-lived assets, net	3.8	—	4.8	2.0	3.8	—	4.8	2.0
Gain on acquisition	—	(209.4)	—	(209.4)	—	(209.4)	—	(209.4)
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Earnings from unconsolidated affiliates, net	(8.4)	(3.7)	(13.9)	(10.6)	(8.4)	(3.7)	(13.9)	(10.6)
Adjusted EBITDA from unconsolidated affiliates, net	17.9	14.0	37.2	33.6	17.9	14.0	37.2	33.6
Change in fair value of commodity inventory-related derivative contracts	21.5	3.7	15.7	4.8	21.5	3.7	15.7	4.8
Significant transaction and environmental related costs and other items	8.8	3.0	10.0	6.4	8.8	3.0	10.0	6.4
Adjusted EBITDA	$127.8	$121.3	$279.2	$236.6	$128.8	$122.6	$281.5	$239.0

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$114.5	$3.1	$235.1	$199.7	$4.9	$478.8
Intersegment revenues	14.3	2.4	(16.7)	25.4	3.2	(28.6)
Costs of product/services sold	21.3	0.1	204.3	108.9	—	428.3
Operations and maintenance expenses	19.3	0.7	11.6	24.6	0.9	9.2
Loss on long-lived assets, net	(3.6)	—	(0.2)	(0.2)	—	—
Gain on acquisition	—	—	—	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net	(1.0)	9.4	—	(2.8)	6.5	—
EBITDA	$83.6	$14.1	$2.3	$298.0	$13.7	$12.7

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$329.4	$6.6	$744.6	$382.0	$12.7	$1,123.9
Intersegment revenues	54.3	5.0	(59.3)	78.2	6.8	(85.0)
Costs of product/services sold	129.6	0.3	630.2	246.9	—	985.9
Operations and maintenance expenses	46.3	2.1	20.8	42.7	1.9	18.7
Loss on long-lived assets, net	(4.6)	—	(0.2)	(2.0)	—	(0.2)
Goodwill impairment	(80.3)	—	—	—	—	—
Gain on acquisition	—	—	—	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net	(0.2)	14.1	—	(3.0)	13.6	—
EBITDA	$122.7	$23.3	$34.1	$375.0	$31.2	$34.1

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Gathering and Processing

EBITDA for our gathering and processing segment decreased by approximately $214.4 million and $252.3 million during the three and six months ended June 30, 2020 compared to the same periods in 2019. The comparability of our gathering and processing segment’s EBITDA during the six months ended June 30, 2020 was impacted by an $80.3 million goodwill impairment related to our Jackalope operations. In addition, our gathering and processing segment’s EBITDA for the three and six months ended June 30, 2019 was impacted by a $209.4 million gain related to the acquisition of the remaining 50% equity interest in Jackalope. For a further discussion of these transactions, see “Critical Accounting Estimates” above and Item 1. Financial Statements, Notes 2 and 3.

Our gathering and processing segment’s revenues decreased by approximately $96.3 million and $76.5 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, while our costs of product/services sold decreased by approximately $87.6 million and $117.3 million during those same periods. These decreases were primarily due to declines in commodity prices experienced during 2020 compared to 2019, which impacted the average prices that our gathering and processing segment realized on its agreements under which it purchases and sells crude oil and natural gas during the three and six months ended June 30, 2020 compared to the same periods in 2019.

During the three months ended June 30, 2020, our revenues decreased more than our costs of product/services sold as a result of the producer customers in the oil-weighted basins in which we operate deciding to electively shut-in production due to recent declines in commodity prices and resulting market conditions. During the three months ended June 30, 2020, natural gas, crude oil and water volumes gathered by our Arrow system decreased by 24%, 33%, and 18%, respectively, compared to the three months ended March 31, 2020. In addition, during the three months ended June 30, 2020, natural gas volumes gathered and processed by our Jackalope system decreased by 41% and 38% compared to the three months ended March 31, 2020. We anticipate that many of our gathering and processing segment’s producer customers will bring a portion of the shut-in production back online during the third quarter of 2020, and certain customers began the process of bringing shut-in production back online in late second quarter of 2020.

During the six months ended June 30, 2020, our costs of product/services sold decreased faster than our revenues primarily as a result of Arrow placing in service a 120 MMcf/d cryogenic plant in August 2019, which resulted in a 196%, 36%, 19% and 36% increase in natural gas processing volumes and natural gas, crude oil and water gathering volumes during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. In addition, in April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams and we began consolidating Jackalope’s results, which partially offset the decrease in revenues experienced related to the decline in commodity prices and producer shut-ins described above.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $5.3 million during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to our cost cutting efforts which began in early second quarter 2020 as a result of the low commodity price environment discussed above. During the six months ended June 30, 2020, our gathering and processing segment’s operations and maintenance expenses increased by approximately $3.6 million compared to the same period in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019 as well as placing into service the Bear Den and Bucking Horse processing plants into service during 2019 and early 2020.

Our gathering and processing segment’s EBITDA for the three and six months ended June 30, 2020 was also impacted by a loss on long-lived assets of approximately $3.6 million and $4.6 million, primarily related to the retirement of certain water gathering lines on our Arrow system. During the six months ended June 30, 2019, we recorded a loss on long-lived assets of approximately $2.0 million, primarily related to the retirement and disposal of our Granite Wash gathering and processing assets.

Our gathering and processing segment’s EBITDA was also impacted by an increase in earnings from unconsolidated affiliates of approximately $1.8 million and $2.8 million during the three and six months ended June 30, 2020 compared to the same periods in 2019. During the three and six months ended June 30, 2020, we recorded an equity loss of approximately $1.0 million and $0.2 million related to our Crestwood Permian equity investment. During the three months ended June 30, 2020, Crestwood Permian’s revenues and costs of products sold decreased compared to the three months ended March 31, 2020 as its gathering and processing volumes from its Orla and Willow Lake gathering and processing systems decreased by 35% and 26%, respectively, as a result of its producer customers shutting in production in response to the recent decline in commodity prices. Crestwood Permian’s major customer in the Delaware Permian began bringing shut-in production back online in late June 2020. During the three and six months ended June 30, 2019, we recorded an equity loss of approximately $3.3 million and $6.7 million related to our Crestwood Permian equity investment. During the first half of 2019, Crestwood Permian experienced lower average margin on certain of its gathering contracts due to higher transportation and fractionation fees resulting in lower revenues. In addition, Crestwood Permian recorded a loss on the retirement of certain of its gathering and processing assets during the three and six months ended June 30, 2019. Equity earnings from our Jackalope equity investment decreased by approximately $0.5 million and $3.7 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, due to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

Storage and Transportation

EBITDA for our storage and transportation segment increased by $0.4 million during the three months ended June 30, 2020 compared to the same period in 2019, while we experienced a decrease in EBITDA of approximately $7.9 million during the six months ended June 30, 2020 compared to the same period in 2019. Revenues from our COLT Hub operations decreased by approximately $2.6 million and $7.9 million during the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in revenues from our COLT Hub operations during the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the decline in demand for rail loading services which resulted in a decrease of 33% and 15%, respectively, in rail loading volumes during those periods. During the six months ended June 30, 2019, we recognized approximately $4.9 million of revenues under a take-or-pay contract with one of our rail loading customers which expired in 2019. In addition, in late 2019 and early 2020, we renewed several rail loading and storage contracts at lower rates resulting in lower revenues during the six months ended June 30, 2020 compared to the same period in 2019.

Our storage and transportation segment’s costs of product/services sold and operations and maintenance expenses were relatively flat during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Our storage and transportation segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates during the three and six months ended June 30, 2020 compared to the same periods in 2019. Earnings from our Stagecoach Gas equity investment increased by approximately $2.8 million and $5.0 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to our share of its equity earnings increasing from 40% to 50% effective July 1, 2019. Aside from this change in earnings percentage, our earnings from our Stagecoach Gas equity investment were relatively flat. This was due to demand for the natural gas storage and transportation services provided by Stagecoach Gas being relatively flat given that the Northeast market for natural gas in which Stagecoach Gas operates is experiencing declining natural gas prices and basis differentials, offset by an increase in producer activity and lack of new infrastructure being built, which is keeping the demand for Stagecoach Gas’s storage and transportation services relatively stable. Earnings from our PRBIC equity investment decreased by approximately $4.3 million during the six months ended June 30, 2020 compared to the same period in 2019. During the first quarter of 2020, we recorded a $4.5 million reduction in equity earnings from PRBIC to reflect our proportionate share of a long-lived asset impairment recorded by our PRBIC equity investment.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $10.4 million during the three months ended June 30, 2020 compared to the same period in 2019, while our EBITBA for the six months ended June 30, 2020 was flat compared to the same period in 2019. Our marketing supply and logistics segment’s revenues decreased by approximately $231.8 million and $353.6 million during the three and six months ended June 30, 2020, while our costs of product/services sold decreased by approximately $224.0 million and $355.7 million during those same periods.

Our crude and natural gas marketing operations experienced a decrease in its revenues of approximately $190.1 million and $229.1 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, and a decrease in its products costs of approximately $188.9 million and $225.5 million during those same periods. These decreases were driven by lower average sales prices to our customers due to lower commodity prices, partially offset by higher crude marketing volumes due to increased marketing activity surrounding our crude-related operations as a result of greater volatility in crude prices experienced during the three and six months ended June 30, 2020.

Our NGL marketing and logistics operations experienced a reduction in revenues of approximately $41.7 million and $124.5 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, and a decrease in its costs of product/services sold of approximately $35.1 million and $130.2 million during those same periods. These decreases were primarily driven by declining NGL prices. During the first half of 2020, NGL prices decreased due to a combination of decreases in overall commodity prices, high NGL production and constrained NGL infrastructure. Our NGL marketing and logistics operations’ costs of product/services sold decreased more than its revenues during the six months ended June 30, 2020 due to an increase in our NGL marketing activity, as we continued to take advantage of market disruptions and low NGL prices to create strong margin for delivery into forward markets, and the constrained NGL infrastructure increased demand for our storage, terminalling and transportation assets. Included in our costs of product/services sold was a gain of $6.8 million and $28.8 million during the three and six months ended June 30, 2020, and a gain of $9.9 million and $7.0 million during the three and six months ended June 30, 2019 related to our price risk management activities.

Our marketing, supply and logistics operations and maintenance expenses increased by approximately $2.4 million and $2.1 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to the acquisition of several NGL storage and rail-to-truck LPG terminals from Plains in April 2020.

Other EBITDA Results

General and Administrative Expenses. During the three months ended June 30, 2020, our general and administrative expenses increased by approximately $7 million compared to the same period in 2019, primarily due to costs related to restructuring our operations in response to the recent decline in commodity prices. During the six months ended June 30, 2020, our general and administrative expenses decreased by approximately $15 million compared to the same period in 2019. During the six months ended June 30, 2020, we were allocated less unit-based compensation charges from Crestwood Holdings as a result of the impact of the decrease in the market price for Crestwood Equity’s common units.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and six months ended June 30, 2020, our depreciation, amortization and accretion expensed increased by approximately $12 million and $28 million compared to the same periods in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019 and the acquisition of NGL storage and terminalling assets from Plains in April 2020. In addition, we placed in-service the expansion of our processing capacity at our Bucking Horse processing facility in the first quarter of 2020 and placed into service the Bear Den II processing plant on our Arrow system in late 2019.

Interest and Debt Expense, Net. Interest and debt expense, net increased by approximately $6.2 million and $13.9 million during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to the issuance of $600 million unsecured senior notes due 2027 in April 2019. In addition, our capitalized interest was higher during the three and six months ended June 30, 2019, compared to the same periods in 2020 due to the timing of growth capital projects primarily in the Bakken and Powder River Basin.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Credit facility	$6.1	$5.7	$12.5	$13.6
Senior notes	26.5	25.2	53.1	43.3
Other debt-related costs	1.8	1.6	3.6	3.2
Gross interest and debt expense	34.4	32.5	69.2	60.1
Less: capitalized interest	0.4	4.7	2.6	7.4
Interest and debt expense, net	$34.0	$27.8	$66.6	$52.7

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

On July 16, 2020, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on August 14, 2020 and was consistent with the distribution paid in May 2020. Based on the impact that the recent decline in commodity prices has had and could continue to have on our customers and our financial performance in future quarters, our Board of Directors will be evaluating the level of distributions to our common and preferred unitholders. The Board of Directors will consider a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows and liquidity needs and the potential adverse impact of future distribution reductions on our common unitholders, including our general partner. The evaluation will also include a review of the potential for an event of default of the debt of Crestwood Holdings, which could result in a change in control at Crestwood Holdings and, accordingly, in us, which is further described in Part II, Item 1A. Risk Factors.

As of June 30, 2020, we had $424.9 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of June 30, 2020, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$183.4	$193.9
Net cash used in investing activities	$(292.9)	$(684.0)
Net cash provided by financing activities	$90.5	$475.0

Operating Activities

Our operating cash flows decreased by approximately $10.5 million during the six months ended June 30, 2020 compared to the same period in 2019. During the six months ended June 30, 2020, our operating revenues decreased by approximately $438.0 million, while our costs of product services/sold decreased by approximately $472.7 million compared to the same period in 2019. These decreases were primarily driven by our marketing, supply and logistics segment’s and gathering and processing segment’s operations as discussed in Results of Operations above. We also experienced an increase in our operations and maintenance expenses of approximately $5.9 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the acquisition of the remaining 50% equity interest in Jackalope in April 2019 and the acquisition of NGL assets from Plains in April 2020. Our interest and debt expense, net increased by approximately $13.9 million during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the issuance of $600 million of senior notes in April 2019. In addition, the decrease in net operating cash flows was also impacted by a $23.6 million reduction in net cash inflow from working capital requirements, primarily from our marketing, supply and logistics operations.

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

As a part of our strategic plan to address the current downturn in commodity prices, we have reduced our projection of growth capital expenditures to approximately $140 million to $160 million for 2020, and our projection of maintenance capital expenditures to approximately $10 million to $15 million and reimbursable capital expenditures to $15 million and $25 million, respectively for 2020. Our growth capital expenditures for the remainder of the year will be primarily focused on completing in-progress water and gas gathering and processing projects and well connections. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. The following table summarizes our capital expenditures for the six months ended June 30, 2020 (in millions):

Growth capital	$127.2
Maintenance capital	6.4
Other (1)	9.6
Purchases of property, plant and equipment	$143.2

(1) Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisitions. In April 2020, we acquired several NGL storage and rail-to-truck LPG terminals from Plains for approximately $162 million. In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams for approximately $462 million, net of cash acquired. For a further discussion of these acquisitions, see Item 1. Financial Statements, Note 3.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2020 and 2019, we contributed approximately $6.0 million and $6.5 million to our Tres Palacios and PRBIC equity investments for their operating purposes. During the six months ended June 30, 2019, we contributed approximately $10.0 million to our Crestwood Permian equity investment primarily to fund its expansion projects and also contributed $24.4 million to our Jackalope equity investment prior to our acquisition of the remaining 50% equity interest in Jackalope from Williams, and this contribution was primarily utilized by us after Jackalope’s consolidation to fund its growth capital expenditures.

Financing Activities

The following equity and debt transactions impacted our financing activities during the six months ended June 30, 2020:

Equity and Debt Transactions

•
During the six months ended June 30, 2020, distributions to our partners increased by $4.8 million compared to the same period in 2019, primarily due to the increase in our distribution per limited partner unit from $0.60 per limited partner unit to $0.625 per limited partner unit;

•
During the six months ended June 30, 2020 and 2019, Crestwood Niobrara paid cash distributions of $18.5 million and $6.6 million to its non-controlling partner. In addition, during the six months ended June 30, 2020, Crestwood Niobrara received contributions of $2.8 million from its non-controlling partner;

•
During the six months ended June 30, 2019, Crestwood Niobrara issued $235 million in new Series A-3 Preferred Units to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams. For a further discussion of this transaction, see Item 1. Financial Statements, Note 10;

•
During the six months ended June 30, 2020, our taxes paid from unit-based compensation vesting increased by $4.9 million compared to the same period in 2019, primarily due to higher vesting of unit-based compensation awards; and

•
During the six months ended June 30, 2020, our debt-related transactions resulted in net proceeds of approximately $244.3 million compared to net proceeds of $375.5 million during the six months ended June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2019 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2019 to June 30, 2020, other than as set forth below.

Credit Risk

Credit risk if the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling credit risk and have established control procedures, which are reviewed on an ongoing basis. We have diversified our credit risk through having long-term contracts with many investment grade customers and creditworthy procedures. Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy. We have not had any significant losses due to failures to perform by counterparties.

In June 2020, Chesapeake, our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and in July 2020, Bruin, our major customer in the Bakken also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although Chesapeake and Bruin were current on all amounts due to us as of June 30, 2020 and additional cash flow protection is in place with Chesapeake via letters of credit, we are closely monitoring our exposure to Chesapeake and Bruin to ensure they continue to promptly pay amounts invoiced to them.

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

Disclosure Controls and Procedures

As of June 30, 2020, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things: (i) the availability and cost of capital; (ii) prevailing and projected commodity prices; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; (vi) the availability of drilling rigs and other development services; (vii) fluctuations in energy prices that can greatly affect the development of oil and gas reserves; (viii) the availability of storage of crude oil and other commodities; and (ix) the impact of illness, pandemics or any other public health crisis, including the COVID-19 pandemic, could have on demand for commodities. Drilling and production activity generally decreases as commodity prices decrease (such as what could be experienced with the decline in commodity prices during the first half of 2020, as further described in “Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control” below), and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. For example, many of our customers have recently announced reductions in their estimated capital expenditures for 2020 and beyond. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly, major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include production cuts and freezes implemented by OPEC members and other large oil producers such as Russia. For example, during the first quarter of 2020, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the outbreak of the COVID-19 pandemic that has reduced economic activity and the related demand for oil, have contributed to a sharp drop in prices for crude oil during the first half of 2020. The effect of these events on the price of oil was further exacerbated by a shortage in available storage for hydrocarbons in the United States, which caused the prices for oil to further decrease dramatically in May 2020. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

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

A significant portion of the our revenue is derived from our operations in the Bakken shale. These operations accounted for approximately 46% of our total revenues, less of costs of product/services sold, during the six months ended June 30, 2020. Due to this geographic concentration of our operations, adverse developments that affect customers, suppliers or operations in the Bakken, such as catastrophic events or weather, health pandemics, and changes in supply or demand of crude oil, natural gas and related commodities that impact regional commodity prices and availability of infrastructure, could have a significantly greater impact on our financial condition and results of operations than if we maintained operations in more diverse locations.

We are exposed to credit risks of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flows and results of operations.

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The combination of the reduction of cash flows resulting from declines in commodity prices (such as experienced during the first half of 2020), a reduction in borrowing bases under a reserve-based credit facility and the lack of availability of debt or equity financing may result in a significant reduction of customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. For example, in June 2020, Chesapeake, our major customer in the Powder River Basin, announced that they filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although Chesapeake is current on all amounts due to us and additional cash flow protection is in place via letters of credit, we are closely monitoring our exposure to Chesapeake to ensure they continue to promptly pay amounts invoiced to them. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

During the first quarter of 2020, we determined that the goodwill associated with our Powder River Basin reporting unit should be fully impaired, and accordingly recorded an $80.3 million impairment of its goodwill.

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

Our credit agreement and indentures governing our senior notes contain provisions relating to change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. For example, a change of control of Crestwood Equity’s general partner may occur if our parent, Crestwood Holdings, became unable to service its debt and an event of default occurred under the documents governing its debt. If our Board of Directors reduces the level of distributions to our common unitholders in future quarters as a consequence of the recent significant decline in commodity prices or for other reasons, the ability of our parent to service its debt may be adversely affected. In the event our outstanding indebtedness became due, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood Equity’s general partner or its parent companies to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent” below.

The control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, Crestwood Holdings LP, from transferring its ownership interest in our general partner to a third party. Additionally, Crestwood Holdings LP’s general partner interest in our general partner is pledged as collateral under a Credit Agreement between Crestwood Holdings and various lenders (Holdings Credit Agreement).  In the event of a default by Crestwood Holdings under the Holdings Credit Agreement, the lenders may foreclose on the pledged general partner interest and take or transfer control of our general partner without unitholder consent. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers. This effectively permits a “change of control” without the vote or consent of the common unitholders. In addition, such a change of control could result in our indebtedness becoming due.

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

*10.1	Form of Director and Officer Indemnification Agreement

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Filed herewith
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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 6, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 6, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)