Form 10-Q
period 2020-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2020-10-29
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 23, 2020).

Crestwood Equity Partners LP	73,533,772
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except units)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$14.5	$25.7
Accounts receivable, less allowance for doubtful accounts of $0.4 million and $0.3 million at September 30, 2020 and December 31, 2019	222.2	242.2
Inventory	100.1	53.7
Assets from price risk management activities	27.6	43.2
Assets held for sale	23.1	—
Prepaid expenses and other current assets	8.8	11.6
Total current assets	396.3	376.4
Property, plant and equipment	3,750.9	3,612.5
Less: accumulated depreciation	799.2	703.4
Property, plant and equipment, net	2,951.7	2,909.1
Intangible assets	1,126.1	1,076.3
Less: accumulated amortization	316.5	271.1
Intangible assets, net	809.6	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	39.6	53.8
Investments in unconsolidated affiliates	953.0	980.4
Other non-current assets	5.4	5.5
Total assets	$5,294.2	$5,349.3
Liabilities and capital
Current liabilities:
Accounts payable	$141.1	$189.2
Accrued expenses and other liabilities	156.5	161.7
Liabilities from price risk management activities	39.4	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	337.2	357.8
Long-term debt, less current portion	2,548.9	2,328.3
Other long-term liabilities	289.1	301.6
Deferred income taxes	2.2	2.6
Total liabilities	3,177.4	2,990.3
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	431.6	426.2
Crestwood Equity Partners LP partners’ capital (73,973,777 and 72,282,942 common and subordinated units issued and outstanding at September 30, 2020 and December 31, 2019)	1,073.2	1,320.8
Preferred units (71,257,445 units issued and outstanding at both September 30, 2020 and December 31, 2019)	612.0	612.0
Total partners’ capital	1,685.2	1,932.8
Total liabilities and capital	$5,294.2	$5,349.3
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenues:
Gathering and processing	$54.0	$155.0	$187.2	$370.8
Marketing, supply and logistics	352.5	555.4	1,069.5	1,664.3
Related party (Note 12)	10.7	0.3	25.4	2.8
	417.2	710.7	1,282.1	2,037.9
Services revenues:
Gathering and processing	91.2	102.8	287.4	269.0
Storage and transportation	3.5	4.1	10.1	16.8
Marketing, supply and logistics	7.1	6.0	19.7	18.5
Related party (Note 12)	0.2	—	0.5	—
	102.0	112.9	317.7	304.3
Total revenues	519.2	823.6	1,599.8	2,342.2

Costs of product/services sold (exclusive of items shown separately below):
Product costs	348.2	646.8	1,090.2	1,829.8
Product costs - related party (Note 12)	6.1	3.8	12.9	39.1
Service costs	4.4	6.8	15.7	21.3
Total costs of products/services sold	358.7	657.4	1,118.8	1,890.2

Operating expenses and other:
Operations and maintenance	31.0	36.0	100.2	99.3
General and administrative	19.6	24.9	64.0	84.4
Depreciation, amortization and accretion	60.8	51.5	177.9	140.6
Loss on long-lived assets, net	21.3	0.1	26.1	2.1
Goodwill impairment	—	—	80.3	—
Gain on acquisition	—	—	—	(209.4)
	132.7	112.5	448.5	117.0
Operating income	27.8	53.7	32.5	335.0

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings from unconsolidated affiliates, net	10.5	10.4	24.4	21.0
Interest and debt expense, net	(33.7)	(30.6)	(100.3)	(83.3)
Other income, net	—	0.1	0.2	0.3
Income (loss) before income taxes	4.6	33.6	(43.2)	273.0
(Provision) benefit for income taxes	—	—	0.1	(0.3)
Net income (loss)	4.6	33.6	(43.1)	272.7
Net income attributable to non-controlling partner	10.3	9.9	30.4	24.5
Net income (loss) attributable to Crestwood Equity Partners LP	(5.7)	23.7	(73.5)	248.2
Net income attributable to preferred units	15.0	15.0	45.0	45.0
Net income (loss) attributable to partners	$(20.7)	$8.7	$(118.5)	$203.2

Subordinated unitholders’ interest in net income	$—	$0.1	$—	$1.2
Common unitholders’ interest in net income (loss)	$(20.7)	$8.6	$(118.5)	$202.0
Net income (loss) per limited partner unit:
Basic	$(0.28)	$0.12	$(1.62)	$2.81
Diluted	$(0.28)	$0.12	$(1.62)	$2.66
Weighted-average limited partners’ units outstanding:
Basic	73.4	71.8	73.1	71.8
Dilutive	—	3.7	—	4.6
Diluted	73.4	75.5	73.1	76.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$4.6	$33.6	$(43.1)	$272.7
Change in fair value of Suburban Propane Partners, L.P. units	0.3	(0.1)	(0.8)	0.6
Comprehensive income (loss)	4.9	33.5	(43.9)	273.3
Comprehensive income attributable to non-controlling partner	10.3	9.9	30.4	24.5
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(5.4)	$23.6	$(74.3)	$248.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(15.0)	—	—	(45.3)	(60.3)
Unit-based compensation charges	—	—	1.7	—	0.2	0.2
Taxes paid for unit-based compensation vesting	—	—	(0.5)	—	(15.1)	(15.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.2	—	3.5	3.5
Net income (loss)	—	15.0	—	—	(48.3)	(33.3)
Balance at March 31, 2020	71.3	612.0	73.3	0.4	1,214.7	1,826.7
Distributions to partners	—	(15.0)	—	—	(45.7)	(60.7)
Unit-based compensation charges	—	—	—	—	13.6	13.6
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(0.4)	(0.4)
Other	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	15.0	—	—	(49.5)	(34.5)
Balance at June 30, 2020	71.3	612.0	73.2	0.4	1,132.6	1,744.6
Distributions to partners	—	(15.0)	—	—	(45.7)	(60.7)
Unit-based compensation charges	—	—	0.4	—	7.1	7.1
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.1)	(0.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	0.3
Other	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	15.0	—	—	(20.7)	(5.7)
Balance at September 30, 2020	71.3	$612.0	73.6	0.4	$1,073.2	$1,685.2

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (continued)
(in millions)
(unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	0.9	—	17.3	—	17.3
Taxes paid for unit-based compensation vesting	—	—	(0.2)	—	(7.0)	—	(7.0)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	(0.7)	—	(0.7)
Net income (loss)	—	15.0	—	—	(4.9)	4.0	14.1
Balance at March 31, 2019	71.3	612.0	71.9	0.4	1,202.5	182.0	1,996.5
Distributions to partners	—	(15.0)	—	—	(43.1)	(3.3)	(61.4)
Unit-based compensation charges	—	—	—	—	11.3	—	11.3
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(3.6)	—	(3.6)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	—	0.3
Non-controlling interest reclassification (Note 10)	—	—	—	—	—	(178.8)	(178.8)
Other	—	—	—	—	(0.4)	0.1	(0.3)
Net income	—	15.0	—	—	199.4	—	214.4
Balance at June 30, 2019	71.3	612.0	71.8	0.4	1,366.4	—	1,978.4
Distributions to partners	—	(15.0)	—	—	(43.1)	—	(58.1)
Unit-based compensation charges	—	—	—	—	9.3	—	9.3
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.3)	—	(0.3)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(0.1)	—	(0.1)
Other	—	—	—	—	(0.3)	—	(0.3)
Net income	—	15.0	—	—	8.7	—	23.7
Balance at September 30, 2019	71.3	$612.0	71.8	0.4	$1,340.6	$—	$1,952.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income (loss)	$(43.1)	$272.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	177.9	140.6
Amortization of debt-related deferred costs	4.9	4.6
Unit-based compensation charges	17.3	41.6
Loss on long-lived assets, net	26.1	2.1
Gain on acquisition	—	(209.4)
Goodwill impairment	80.3	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	5.4	6.9
Deferred income taxes	(0.4)	—
Changes in operating assets and liabilities	26.9	19.2
Net cash provided by operating activities	295.3	278.3
Investing activities
Acquisitions, net of cash acquired (Note 3)	(162.3)	(462.1)
Purchases of property, plant and equipment	(158.8)	(347.0)
Investments in unconsolidated affiliates	(6.0)	(52.3)
Capital distributions from unconsolidated affiliates	27.8	27.3
Other	1.6	(0.4)
Net cash used in investing activities	(297.7)	(834.5)
Financing activities
Proceeds from the issuance of long-term debt	947.0	1,993.7
Payments on long-term debt	(731.1)	(1,475.2)
Payments on finance leases	(2.4)	(2.6)
Payments for deferred financing costs	—	(9.0)
Net proceeds from issuance of non-controlling interest	2.8	235.0
Distributions to partners	(136.7)	(129.3)
Distributions to non-controlling partner	(27.8)	(15.8)
Distributions to preferred unitholders	(45.0)	(45.0)
Taxes paid for unit-based compensation vesting	(15.6)	(10.9)
Other	—	(0.3)
Net cash provided by (used in) financing activities	(8.8)	540.6
Net change in cash	(11.2)	(15.6)
Cash at beginning of period	25.7	17.2
Cash at end of period	$14.5	$1.6
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$40.0	$(22.9)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$13.7	$25.4
Accounts receivable, less allowance for doubtful accounts of $0.4 million and $0.3 million at September 30, 2020 and December 31, 2019	222.1	241.9
Inventory	100.1	53.7
Assets from price risk management activities	27.6	43.2
Assets held for sale	23.1	—
Prepaid expenses and other current assets	8.8	11.6
Total current assets	395.4	375.8
Property, plant and equipment	4,080.9	3,942.6
Less: accumulated depreciation	981.4	875.1
Property, plant and equipment, net	3,099.5	3,067.5
Intangible assets	1,126.1	1,076.3
Less: accumulated amortization	316.5	271.1
Intangible assets, net	809.6	805.2
Goodwill	138.6	218.9
Operating lease right-of-use assets, net	39.6	53.8
Investments in unconsolidated affiliates	953.0	980.4
Other non-current assets	3.1	2.4
Total assets	$5,438.8	$5,504.0
Liabilities and capital
Current liabilities:
Accounts payable	$138.6	$186.6
Accrued expenses and other liabilities	154.8	160.4
Liabilities from price risk management activities	39.4	6.7
Current portion of long-term debt	0.2	0.2
Total current liabilities	333.0	353.9
Long-term debt, less current portion	2,548.9	2,328.3
Other long-term liabilities	287.2	295.6
Deferred income taxes	0.6	0.7
Total liabilities	3,169.7	2,978.5
Commitments and contingencies (Note 11)
Interest of non-controlling partner in subsidiary (Note 10)	431.6	426.2
Partners’ capital	1,837.5	2,099.3
Total liabilities and capital	$5,438.8	$5,504.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenues:
Gathering and processing	$54.0	$155.0	$187.2	$370.8
Marketing, supply and logistics	352.5	555.4	1,069.5	1,664.3
Related party (Note 12)	10.7	0.3	25.4	2.8
	417.2	710.7	1,282.1	2,037.9
Service revenues:
Gathering and processing	91.2	102.8	287.4	269.0
Storage and transportation	3.5	4.1	10.1	16.8
Marketing, supply and logistics	7.1	6.0	19.7	18.5
Related party (Note 12)	0.2	—	0.5	—
	102.0	112.9	317.7	304.3
Total revenues	519.2	823.6	1,599.8	2,342.2

Costs of product/services sold (exclusive of items shown separately below):
Product costs	348.2	646.8	1,090.2	1,829.8
Product costs - related party (Note 12)	6.1	3.8	12.9	39.1
Service costs	4.4	6.8	15.7	21.3
Total costs of product/services sold	358.7	657.4	1,118.8	1,890.2

Operating expenses and other:
Operations and maintenance	31.0	36.0	100.2	99.3
General and administrative	18.5	23.7	60.4	80.6
Depreciation, amortization and accretion	64.2	55.1	188.4	151.2
Loss on long-lived assets, net	21.3	0.1	26.1	2.1
Goodwill impairment	—	—	80.3	—
Gain on acquisition	—	—	—	(209.4)
	135.0	114.9	455.4	123.8
Operating income	25.5	51.3	25.6	328.2
Earnings from unconsolidated affiliates, net	10.5	10.4	24.4	21.0
Interest and debt expense, net	(33.7)	(30.6)	(100.3)	(83.3)
Income (loss) before income taxes	2.3	31.1	(50.3)	265.9
(Provision) benefit for income taxes	—	0.1	0.2	(0.2)
Net income (loss)	2.3	31.2	(50.1)	265.7
Net income attributable to non-controlling partner	10.3	9.9	30.4	24.5
Net income (loss) attributable to Crestwood Midstream Partners LP	$(8.0)	$21.3	$(80.5)	$241.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	1,986.2
Distributions to partners	(62.0)
Unit-based compensation charges	13.6
Taxes paid for unit-based compensation vesting	(0.4)
Other	0.1
Net loss	(37.0)
Balance at June 30, 2020	1,900.5
Distributions to partners	(61.9)
Unit-based compensation charges	7.1
Taxes paid for unit-based compensation vesting	(0.1)
Other	(0.1)
Net loss	(8.0)
Balance at September 30, 2020	$1,837.5

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (continued)
(in millions)
(unaudited)

	Partners	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(57.8)	(3.3)	(61.1)
Unit-based compensation charges	17.3	—	17.3
Taxes paid for unit-based compensation vesting	(7.0)	—	(7.0)
Other	(0.3)	—	(0.3)
Net income	7.6	4.0	11.6
Balance at March 31, 2019	1,988.0	182.0	2,170.0
Distributions to partners	(59.7)	(3.3)	(63.0)
Unit-based compensation charges	11.3	—	11.3
Taxes paid for unit-based compensation vesting	(3.6)	—	(3.6)
Non-controlling interest reclassification (Note 10)	—	(178.8)	(178.8)
Other	(0.1)	0.1	—
Net income	212.3	—	212.3
Balance at June 30, 2019	2,148.2	—	2,148.2
Distributions to partners	(59.8)	—	(59.8)
Unit-based compensation charges	9.3	—	9.3
Taxes paid for unit-based compensation vesting	(0.3)	—	(0.3)
Other	0.1	—	0.1
Net income	21.3	—	21.3
Balance at September 30, 2019	$2,118.8	$—	$2,118.8
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income (loss)	$(50.1)	$265.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	188.4	151.2
Amortization of debt-related deferred costs	4.9	4.6
Unit-based compensation charges	17.3	41.6
Loss on long-lived assets, net	26.1	2.1
Goodwill impairment	80.3	—
Gain on acquisition	—	(209.4)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	5.4	6.9
Deferred income taxes	(0.1)	0.1
Changes in operating assets and liabilities	21.8	18.2
Net cash provided by operating activities	294.0	281.0
Investing activities
Acquisitions, net of cash acquired (Note 3)	(162.3)	(462.1)
Purchases of property, plant and equipment	(158.8)	(347.0)
Investments in unconsolidated affiliates	(6.0)	(52.3)
Capital distributions from unconsolidated affiliates	27.8	27.3
Other	1.6	(0.4)
Net cash used in investing activities	(297.7)	(834.5)
Financing activities
Proceeds from the issuance of long-term debt	947.0	1,993.7
Payments on long-term debt	(731.1)	(1,475.2)
Payments on finance leases	(2.4)	(2.6)
Payments for deferred financing costs	—	(9.0)
Net proceeds from issuance of non-controlling interest	2.8	235.0
Distributions to partners	(180.9)	(177.3)
Distributions to non-controlling partner	(27.8)	(15.8)
Taxes paid for unit-based compensation vesting	(15.6)	(10.9)
Net cash provided by (used in) financing activities	(8.0)	537.9
Net change in cash	(11.7)	(15.6)
Cash at beginning of period	25.4	16.5
Cash at end of period	$13.7	$0.9
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$40.0	$(22.9)
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

Organization

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP and Crestwood Midstream Partners LP, unless otherwise indicated. References in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to “Crestwood Midstream” and “CMLP” refer to Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2020. The financial information as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, is unaudited. The consolidated balance sheets as of December 31, 2019 were derived from the audited balance sheets filed in our 2019 Annual Report on Form 10-K.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the nine months ended
	December 31, 2019	September 30, 2020	September 30, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. Based on the events that occurred during the first quarter of 2020 described above, we determined that the forecasted cash flows, and therefore the fair value, of our Powder River Basin reporting unit significantly decreased during the first quarter of 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit during that period. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired during the first quarter of 2020, and accordingly recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the first quarter of 2020. We did not record any impairments of the goodwill associated with our Arrow or NGL Marketing and Logistics reporting units during the nine months ended September 30, 2020, as we do not have indicators that it is more likely than not that the fair value of those reporting units has declined to below their carrying value at September 30, 2020.

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

Note 3 – Acquisitions and Divestiture

Acquisitions

NGL Asset Acquisition

In April 2020, we acquired several NGL storage and rail-to-truck liquid petroleum gas (LPG) terminals from Plains All American Pipeline, L.P. (Plains) for approximately $162 million. The acquired assets include 7 MMBbls of NGL storage and seven LPG terminals, and resulted in an increase of approximately $110 million to our property, plant and equipment, $50 million to our intangible assets and $2 million to our other assets and liabilities, net. We allocated the purchase price to these assets and liabilities based on their fair values, which are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm utilizing market-related information about the property, plant and equipment and customer relationships acquired. These assets are included in our marketing, supply and logistics segment. The transaction costs related to this acquisition were not material during the three and nine months ended September 30, 2020.

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

The fair value of the assets acquired and liabilities assumed in the Jackalope Acquisition exceeded the sum of the cash consideration paid and the historical book value of our 50% equity interest in Jackalope (which was remeasured at fair value and derecognized) and, as a result, we recognized a gain of approximately $209.4 million that is included in gain on acquisition in our consolidated statements of operations.

Divestiture

On October 1, 2020, we sold our gathering systems in the Fayetteville Shale to a third party for approximately $23 million. As a result of the sale, we classified these assets as current assets held for sale on our consolidated balance sheets at September 30, 2020 and recorded a loss on long-lived assets of approximately $19.9 million during three months ended September 30, 2020 for the difference between the assets held for sale and the historical carrying value of the property, plant and equipment and current assets and liabilities related to the assets sold. The current assets held for sale were recorded at fair value based on the sales proceeds, which is a Level 3 fair value measurement. For a further description of the Fayetteville gathering systems, which are included in our gathering and processing segment, see our 2019 Annual Report on Form 10-K.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Accrued expenses	$36.6	$61.6	$34.9	$60.3
Accrued property taxes	8.0	6.1	8.0	6.1
Income tax payable	0.2	0.3	0.2	0.3
Interest payable	51.3	25.6	51.3	25.6
Accrued additions to property, plant and equipment	10.6	38.0	10.6	38.0
Contingent consideration	19.0	—	19.0	—
Operating leases	16.5	18.1	16.5	18.1
Finance leases	3.0	3.2	3.0	3.2
Deferred revenue	11.3	8.8	11.3	8.8
Total accrued expenses and other liabilities	$156.5	$161.7	$154.8	$160.4

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Contract liabilities	$166.9	$144.7	$166.9	$144.7
Contingent consideration	38.0	57.0	38.0	57.0
Operating leases	29.6	41.5	29.6	41.5
Asset retirement obligations	33.7	33.3	33.7	33.3
Other	20.9	25.1	19.0	19.1
Total other long-term liabilities	$289.1	$301.6	$287.2	$295.6

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

Net Investments and Earnings

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Stagecoach Gas Services LLC(1)	$798.2	$814.4	$9.9	$10.5	$28.3	$23.9
Crestwood Permian Basin Holdings LLC(2)	113.4	121.8	0.5	(0.5)	0.3	(7.2)
Tres Palacios Holdings LLC(3)	37.7	35.9	0.1	0.5	0.2	0.8
Powder River Basin Industrial Complex, LLC(4)	3.7	8.3	—	(0.1)	(4.4)	(0.2)
Jackalope Gas Gathering Services, L.L.C.(5)	—	—	—	—	—	3.7
Total	$953.0	$980.4	$10.5	$10.4	$24.4	$21.0

(1)As of September 30, 2020, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) exceeded our investment balance by approximately $51.3 million. This excess amount is entirely attributable to goodwill and, as such, is not subject to amortization. Our Stagecoach Gas investment is included in our storage and transportation segment.
(2)As of September 30, 2020, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $9.3 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.
(3)As of September 30, 2020, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded our investment balance by approximately $23.1 million. Our Tres Holdings investment is included in our storage and transportation segment.
(4)As of September 30, 2020, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates our investment balance. During the first quarter of 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the nine months ended September 30, 2020. Our PRBIC investment is included in our storage and transportation segment.
(5)On April 9, 2019, Crestwood Niobrara acquired Williams 50% equity interest in Jackalope, and as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. As a result of this transaction, we eliminated our historical equity investment in Jackalope and began consolidating Jackalope’s operations. Our Jackalope investment was included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Nine Months Ended September 30,
	2020			2019
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$115.3	$58.9	$56.5	$120.8	$61.1	$60.0
Other(1)	91.2	113.0	(21.0)	84.3	92.1	(8.9)
Total	$206.5	$171.9	$35.5	$205.1	$153.2	$51.1

(1)Includes our Crestwood Permian, Tres Holdings and PRBIC equity investments during the nine months ended September 30, 2020 and 2019, and our Jackalope equity investment during the nine months ended September 30, 2019 (prior to the acquisition of the remaining 50% equity interest from Williams in April 2019). We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings equity investment of $0.9 million during both the nine months ended September 30, 2020 and 2019. We recorded amortization of the excess basis in our PRBIC and Jackalope equity investments of $0.3 million and less than $0.1 million, respectively, during the nine months ended September 30, 2019.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stagecoach Gas	$44.5	$37.2	$—	$—
Crestwood Permian	8.5	2.9	—	21.4
Tres Holdings	4.4	3.5	6.0	6.3
PRBIC	0.2	—	—	0.2
Jackalope	—	11.6	—	24.4
Total	$57.6	$55.2	$6.0	$52.3

(1)    In October 2020, we received cash distributions from Stagecoach Gas, Crestwood Permian and Tres Holdings of approximately $15.3 million, $3.4 million and $2.0 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we may be required to make payments of up to $57 million to Con Edison Gas Pipeline and Storage Northeast, LLC after December 31, 2020 if certain criteria are not met by Stagecoach Gas by December 31, 2020, including achieving certain performance targets on growth capital projects. These growth capital projects depend on the construction of third-party expansion projects, and those third-party projects experienced regulatory and other delays that caused Stagecoach Gas to delay its growth capital projects. As a result, our consolidated balance sheet at September 30, 2020 reflects a $19 million current liability included in accrued expenses and other liabilities and a $38 million other long-term liability related to the anticipated settlement of this obligation.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability related to this guarantee on our consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to costs of product sold in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives reflected in operating revenues and costs of product/services sold during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product revenues	$32.4	$39.1	$125.4	$183.4
Gain (loss) reflected in costs of product/services sold	$(1.8)	$14.9	$27.0	$21.9

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in costs of product/services sold related to these instruments.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of our derivative financial instruments include the following:

	September 30, 2020		December 31, 2019
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	73.5	78.8	33.5	36.6
Natural gas (Bcf)	18.8	26.1	3.7	8.7

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 36 months or less; however, 83% of the contracted volumes will be delivered or settled within 12 months.

Credit Risk

Inherent in our contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing credit risk and have established control procedures, which are reviewed on an ongoing basis. For example, in June 2020, Chesapeake Energy Corporation (Chesapeake), our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Chesapeake was current on all amounts due to us as of September 30, 2020 and we obtained letters of credit from Chesapeake to provide additional cash flow protection related to their credit risk. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our price risk management activities are energy marketers and propane retailers, resellers and dealers.

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	September 30, 2020	December 31, 2019
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$21.0	$1.6
NYMEX-related net derivative asset (liability) position	$16.1	$(28.8)
NYMEX-related cash collateral posted	$1.5	$40.4
Cash collateral received, net	$17.9	$16.9
(1)At September 30, 2020 and December 31, 2019, we posted $0.9 million and less than $0.1 million of collateral associated with these derivatives.

Note 7 – Fair Value Measurements

The accounting standard for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and US government treasury securities.

•Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter (OTC) forwards, options and physical exchanges.

•Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2020 and December 31, 2019, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of September 30, 2020 and December 31, 2019, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$689.5	$677.9	$695.1	$714.0
2025 Senior Notes	$495.2	$458.2	$494.4	$514.4
2027 Senior Notes	$592.9	$536.3	$592.1	$610.1

Financial Assets and Liabilities

As of September 30, 2020 and December 31, 2019, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$15.0	$188.0	$—	$203.0	$(170.4)	$(5.0)	$27.6
Suburban Propane Partners, L.P. units(2)	2.3	—	—	2.3	—	—	2.3
Total assets at fair value	$17.3	$188.0	$—	$205.3	$(170.4)	$(5.0)	$29.9

Liabilities
Liabilities from price risk management	$17.9	$180.5	$—	$198.4	$(170.4)	$11.4	$39.4
Total liabilities at fair value	$17.9	$180.5	$—	$198.4	$(170.4)	$11.4	$39.4

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$3.7	$164.0	$—	$167.7	$(122.3)	$(2.2)	$43.2
Suburban Propane Partners, L.P. units(2)	3.1	—	—	3.1	—	—	3.1
Total assets at fair value	$6.8	$164.0	$—	$170.8	$(122.3)	$(2.2)	$46.3

Liabilities
Liabilities from price risk management	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7
Total liabilities at fair value	$2.8	$151.9	$—	$154.7	$(122.3)	$(25.7)	$6.7

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount is reflected in other assets on CEQP’s consolidated balance sheets.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Credit Facility	$779.8	$557.0
2023 Senior Notes	693.2	700.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
Other	0.4	0.6
Less: deferred financing costs, net	24.3	29.1
Total debt	2,549.1	2,328.5
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,548.9	$2,328.3

Credit Facility

At September 30, 2020, Crestwood Midstream had $446.3 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2020 and December 31, 2019, Crestwood Midstream’s outstanding standby letters of credit were $23.9 million and $31.7 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.40% and 4.50% at September 30, 2020 and 3.96% and 6.00% at December 31, 2019. The weighted-average interest rate on outstanding borrowings as of September 30, 2020 and December 31, 2019 was 2.43% and 4.00%.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At September 30, 2020, the net debt to consolidated EBITDA ratio was approximately 4.13 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.65 to 1.0, and the senior secured leverage ratio was 1.25 to 1.0.

Senior Notes

In September 2020, Crestwood Midstream paid approximately $6.7 million to repurchase and cancel approximately $6.8 million of its 2023 Senior Notes.

In April 2019, Crestwood Midstream issued $600 million of 5.625% unsecured senior notes due 2027 (the 2027 Senior Notes). The 2027 Senior Notes mature on May 1, 2027, and interest is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019. The net proceeds from this offering of approximately $591.1 million were used to repay a portion of the outstanding borrowings under our credit facility, including approximately $250 million which was used to fund the acquisition of the remaining 50% equity interest in Jackalope.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to Crestwood Equity Partners per limited partner unit is anti-dilutive. The following table summarizes information regarding the weighted-average of units excluded during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Preferred units (1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	8.7	—	8.7	—
Unit-based compensation performance units(1)	0.2	—	0.3	—
Subordinated units(1)	0.4	—	0.4	—
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units and subordinated units, see our 2019 Annual Report on Form 10-K.

The table below shows CEQP’s net income (loss) per limited partner unit based on the number of basic and diluted limited partner units outstanding for the three and nine months ended September 30, 2020 and 2019 (in millions, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common unitholders’ interest in net income (loss)	$(20.7)	$8.6	$(118.5)	$202.0
Dilutive effect of net income attributable to subordinated units	—	0.1	—	1.2
Diluted net income (loss)	$(20.7)	$8.7	$(118.5)	$203.2

Weighted-average limited partners’ units outstanding - basic	73.4	71.8	73.1	71.8
Dilutive effect of Crestwood Niobrara preferred units	—	3.0	—	3.9
Dilutive effect of stock-based compensation performance units	—	0.3	—	0.3
Dilutive effect of subordinated units	—	0.4	—	0.4
Weighted-average limited partners’ units outstanding - diluted	73.4	75.5	73.1	76.4

Basic earnings per unit:
Net income (loss) per limited partner unit	$(0.28)	$0.12	$(1.62)	$2.81
Diluted earnings per unit:
Net income (loss) per limited partner unit	$(0.28)	$0.12	$(1.62)	$2.66

Note 10 – Partners’ Capital

Common Units

Effective April 1, 2020, we suspended the equity distribution program with certain financial institutions under which we were allowed to offer and sell, from time to time through one or more of these financial institutions, common units having an aggregate offering price of up to $250 million. We did not issue any common units under this program during the nine months ended September 30, 2020 and 2019.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the nine months ended September 30, 2020 and 2019 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	0.625	45.7
August 7, 2020	August 14, 2020	0.625	45.7
			$136.7
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
May 8, 2019	May 15, 2019	0.60	43.1
August 7, 2019	August 14, 2019	0.60	43.1
			$129.3

On October 15, 2020, we declared a distribution of $0.625 per limited partner unit to be paid on November 13, 2020 to unitholders of record on November 6, 2020 with respect to the quarter ended September 30, 2020.

Preferred Unitholders. During the nine months ended September 30, 2020 and 2019, we made cash distributions to our preferred unitholders of approximately $45.0 million in both periods. On October 15, 2020, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended September 30, 2020.

Crestwood Midstream

During the nine months ended September 30, 2020 and 2019, Crestwood Midstream paid cash distributions of $180.9 million and $177.3 million to Crestwood Equity.

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

The following table shows the change in our non-controlling interest in subsidiary at September 30, 2020 and 2019 (in millions):

Balance at December 31, 2019	$426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(27.8)
Net income attributable to non-controlling partner	30.4
Balance at September 30, 2020	$431.6

Balance at December 31, 2018	$—
Reclassification of Series A-2 Preferred Units	178.8
Issuance of Series A-3 Preferred Units	235.0
Distributions to non-controlling partner	(9.2)
Net income attributable to non-controlling partner	20.5
Balance at September 30, 2019	$425.1

Crestwood Niobrara makes quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. During the nine months ended September 30, 2020 and 2019, Crestwood Niobrara paid cash distributions of $27.8 million and $15.8 million to Jackalope Holdings. In October 2020, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $9.3 million for the quarter ended September 30, 2020. During the nine months ended September 30, 2020, we received contributions of $2.8 million from our non-controlling partner to fund our Jackalope expansion projects.

Other

In February 2020, Crestwood Equity issued 184,528 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of September 30, 2020, we had total unamortized compensation expense of approximately $3.1 million related to these performance units, which we expect will be amortized during the next three years. During the three and nine months ended September 30, 2020, we recognized compensation expense of approximately $0.3 million and $1.1 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

During the nine months ended September 30, 2020, 405,620 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 838,556 common units during the nine months ended September 30, 2020 related to those performance units.

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2020 and December 31, 2019, we had

approximately $10.5 million and $10.7 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

We will continue our remediation efforts to ensure the impacted lands are restored to their prior state. We believe these releases are insurable events under our policies, and we have notified our carriers of these events. We have not recorded an insurance receivable as of September 30, 2020.

At September 30, 2020 and December 31, 2019, our accrual of approximately $3.6 million and $6.7 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $3.6 million to $4.8 million at September 30, 2020.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our disposed retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at September 30, 2020 and December 31, 2019 (in millions):

	CEQP		CMLP
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Self-insurance reserves(1)	$9.4	$9.7	$8.4	$8.3
(1)At September 30, 2020, CEQP and CMLP classified approximately $6.2 million and $5.2 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.

Leases

The following table summarizes the balance sheet information related to our operating and finance leases at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets, net	$39.6	$53.8

Accrued expenses and other liabilities	$16.5	$18.1
Long-term operating lease liabilities	29.6	41.5
Total operating lease liabilities	$46.1	$59.6
Finance Leases
Property, plant and equipment	$13.5	$14.9
Less: accumulated depreciation	7.2	5.4
Property, plant and equipment, net	$6.3	$9.5

Accrued expenses and other liabilities	$3.0	$3.2
Other long-term liabilities	2.7	5.2
Total finance lease liabilities	$5.7	$8.4

Lease expense. Our operating lease expense, net totaled $5.8 million and $6.2 million for the three months ended September 30, 2020 and 2019 and $20.4 million and $20.8 million for the nine months ended September 30, 2020 and 2019. Our finance lease expense totaled $0.9 million and $1.0 million for the three months ended September 30, 2020 and 2019 and $3.1 million and $3.2 million for the nine months ended September 30, 2020 and 2019.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2020 and December 31, 2019, we have no amounts accrued for these guarantees.

Note 12 – Related Party Transactions

Crestwood Holdings LLC (Crestwood Holdings) indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including gas gathering and processing services, product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the nine months ended September 30, 2020 and 2019, we paid approximately $3.2 million and $6.8 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2019 Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues at CEQP and CMLP(1)	$10.9	$0.3	$25.9	$2.8
Costs of product/services sold at CEQP and CMLP(2)	$6.1	$3.8	$12.9	$39.1
Operations and maintenance expenses charged by CEQP and CMLP(3)	$5.0	$6.3	$16.7	$19.7
General and administrative expenses charged by CEQP to CMLP, net(4)	$7.4	$7.9	$25.4	$29.0
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(5)	$1.2	$0.3	$12.5	$(5.0)

(1)Includes $10.9 million and $25.9 million during the three and nine months ended September 30, 2020 primarily related to the sale of NGLs to a subsidiary of Crestwood Permian and $0.3 million and $1.6 million during the three and nine months ended September 30, 2019 related to the sale of NGLs to a subsidiary of Crestwood Permian and $1.2 million during the nine months ended September 30, 2019 related to the sale of natural gas to a subsidiary of Stagecoach Gas.
(2)Includes (i) $5.7 million and $12.1 million during the three and nine months ended September 30, 2020 and $3.6 million and $12.7 million during the three and nine months ended September 30, 2019 related to purchases of NGLs from a subsidiary of Crestwood Permian; (ii) $0.3 million and $0.4 million during the three and nine months ended September 30, 2020 related to storage services provided by a subsidiary of Tres Holdings, (iii) $0.1 million and $0.4 million during the three and nine months ended September 30, 2020 and less than $0.1 million and $23.9 million during the three and nine months ended September 30, 2019 related to an agency marketing agreement with Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings; (iv) less than $0.1 million and $2.3 million during the three and nine months ended September 30, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas; and (v) $0.2 million during both the three and nine months ended September 30, 2019 related to purchases of NGLs from Blue Racer Midstream, LLC, an affiliate of Crestwood Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and nine months ended September 30, 2020, we charged $1.7 million and $5.0 million to Stagecoach Gas, $0.9 million and $3.1 million to Tres Holdings, and $2.4 million and $8.6 million to Crestwood Permian under these agreements. During the three and nine months ended September 30, 2019, we charged $1.8 million and $5.7 million to Stagecoach Gas, $1.1 million and $3.3 million to Tres Holdings, and $3.4 million and $10.2 million to Crestwood Permian. During the nine months ended September 30, 2019, we charged $0.5 million to Jackalope under an operating agreement prior to our acquisition of the remaining 50% equity interest in Jackalope in Williams.
(4)Includes $8.4 million and $28.5 million of unit-based compensation charges allocated from CEQP to CMLP for the three and nine months ended September 30, 2020 and $8.9 million and $31.8 million for the three and nine months ended September 30, 2019. In addition, includes $1.0 million and $3.1 million of CMLP’s general and administrative costs allocated to CEQP during the three and nine months ended September 30, 2020 and $1.0 million and $2.8 million during the three and nine months ended September 30, 2019.
(5)Includes a $0.3 million and $11.2 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and nine months ended September 30, 2020 and $0.4 million and $6.1 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three and nine months ended September 30, 2019. In addition, includes $0.9 million and $1.3 million of CEQP’s general and administrative costs allocated to Crestwood Holdings during the three and nine months ended September 30, 2020 and $0.7 million and $1.1 million during the three and nine months ended September 30, 2019.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	September 30, 2020	December 31, 2019
Accounts receivable at CEQP and CMLP	$20.1	$7.3
Accounts payable at CEQP	$13.8	$15.6
Accounts payable at CMLP	$11.3	$13.1

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

Below is a reconciliation of CEQP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$4.6	$33.6	$(43.1)	$272.7
Add:
Interest and debt expense, net	33.7	30.6	100.3	83.3
Provision (benefit) for income taxes	—	—	(0.1)	0.3
Depreciation, amortization and accretion	60.8	51.5	177.9	140.6
EBITDA	$99.1	$115.7	$235.0	$496.9

Below is a reconciliation of CMLP’s net income (loss) to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$2.3	$31.2	$(50.1)	$265.7
Add:
Interest and debt expense, net	33.7	30.6	100.3	83.3
Provision (benefit) for income taxes	—	(0.1)	(0.2)	0.2
Depreciation, amortization and accretion	64.2	55.1	188.4	151.2
EBITDA	$100.2	$116.8	$238.4	$500.4

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and nine months ended September 30, 2020 and 2019 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policies as described in our 2019 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net below was approximately $9.9 million and $9.7 million of our proportionate share of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended September 30, 2020 and 2019 and $33.2 million and $32.7 million for the nine months ended September 30, 2020 and 2019.

Crestwood Equity

	Three Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$145.2	$3.5	$370.5	$—	$519.2
Intersegment revenues	44.9	1.9	(46.8)	—	—
Costs of product/services sold	63.2	—	295.5	—	358.7
Operations and maintenance expense	19.4	0.7	10.9	—	31.0
General and administrative expense	—	—	—	19.6	19.6
Gain (loss) on long-lived assets, net	(19.1)	—	(2.4)	0.2	(21.3)
Earnings from unconsolidated affiliates, net	0.5	10.0	—	—	10.5
EBITDA	$88.9	$14.7	$14.9	$(19.4)	$99.1
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,544.2	$955.1	$766.9	$28.0	$5,294.2

	Three Months Ended September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$257.8	$4.1	$561.7	$—	$823.6
Intersegment revenues	33.6	3.5	(37.1)	—	—
Costs of product/services sold	164.1	0.1	493.2	—	657.4
Operations and maintenance expense	27.5	1.1	7.4	—	36.0
General and administrative expense	—	—	—	24.9	24.9
Loss on long-lived assets, net	(0.1)	—	—	—	(0.1)
Earnings (loss) from unconsolidated affiliates, net	(0.5)	10.9	—	—	10.4
Other income, net	—	—	—	0.1	0.1
EBITDA	$99.2	$17.3	$24.0	$(24.8)	$115.7

	Nine Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$474.6	$10.1	$1,115.1	$—	$1,599.8
Intersegment revenues	99.2	6.9	(106.1)	—	—
Costs of product/services sold	192.8	0.3	925.7	—	1,118.8
Operations and maintenance expense	65.7	2.8	31.7	—	100.2
General and administrative expense	—	—	—	64.0	64.0
Gain (loss) on long-lived assets, net	(23.7)	—	(2.6)	0.2	(26.1)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.3	24.1	—	—	24.4
Other income, net	—	—	—	0.2	0.2
EBITDA	$211.6	$38.0	$49.0	$(63.6)	$235.0
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,544.2	$955.1	$766.9	$28.0	$5,294.2

	Nine Months Ended September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$639.8	$16.8	$1,685.6	$—	$2,342.2
Intersegment revenues	111.8	10.3	(122.1)	—	—
Costs of product/services sold	411.0	0.1	1,479.1	—	1,890.2
Operations and maintenance expense	70.2	3.0	26.1	—	99.3
General and administrative expense	—	—	—	84.4	84.4
Gain (loss) on long-lived assets, net	(2.1)	—	(0.2)	0.2	(2.1)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.5)	24.5	—	—	21.0
Other income, net	—	—	—	0.3	0.3
EBITDA	$474.2	$48.5	$58.1	$(83.9)	$496.9

Crestwood Midstream

	Three Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$145.2	$3.5	$370.5	$—	$519.2
Intersegment revenues	44.9	1.9	(46.8)	—	—
Costs of product/services sold	63.2	—	295.5	—	358.7
Operations and maintenance expense	19.4	0.7	10.9	—	31.0
General and administrative expense	—	—	—	18.5	18.5
Gain (loss) on long-lived assets, net	(19.1)	—	(2.4)	0.2	(21.3)
Earnings from unconsolidated affiliates, net	0.5	10.0	—	—	10.5
EBITDA	$88.9	$14.7	$14.9	$(18.3)	$100.2
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,692.9	$955.1	$766.9	$23.9	$5,438.8

	Three Months Ended September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$257.8	$4.1	$561.7	$—	$823.6
Intersegment revenues	33.6	3.5	(37.1)	—	—
Costs of product/services sold	164.1	0.1	493.2	—	657.4
Operations and maintenance expense	27.5	1.1	7.4	—	36.0
General and administrative expense	—	—	—	23.7	23.7
Loss on long-lived assets, net	(0.1)	—	—	—	(0.1)
Earnings (loss) from unconsolidated affiliates, net	(0.5)	10.9	—	—	10.4
EBITDA	$99.2	$17.3	$24.0	$(23.7)	$116.8

	Nine Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$474.6	$10.1	$1,115.1	$—	$1,599.8
Intersegment revenues	99.2	6.9	(106.1)	—	—
Costs of product/services sold	192.8	0.3	925.7	—	1,118.8
Operations and maintenance expense	65.7	2.8	31.7	—	100.2
General and administrative expense	—	—	—	60.4	60.4
Gain (loss) on long-lived assets, net	(23.7)	—	(2.6)	0.2	(26.1)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.3	24.1	—	—	24.4
EBITDA	$211.6	$38.0	$49.0	$(60.2)	$238.4
Goodwill	$45.9	$—	$92.7	$—	$138.6
Total assets	$3,692.9	$955.1	$766.9	$23.9	$5,438.8

	Nine Months Ended September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Revenues	$639.8	$16.8	$1,685.6	$—	$2,342.2
Intersegment revenues	111.8	10.3	(122.1)	—	—
Costs of product/services sold	411.0	0.1	1,479.1	—	1,890.2
Operations and maintenance expense	70.2	3.0	26.1	—	99.3
General and administrative expense	—	—	—	80.6	80.6
Gain (loss) on long-lived assets, net	(2.1)	—	(0.2)	0.2	(2.1)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	(3.5)	24.5	—	—	21.0
EBITDA	$474.2	$48.5	$58.1	$(80.4)	$500.4

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts totaled $194.4 million and $225.0 million at September 30, 2020 and December 31, 2019, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 16 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2020	December 31, 2019
Contract assets (non-current)	$1.2	$1.2
Contract liabilities (current)(1)	$11.3	$8.8
Contract liabilities (non-current)(1)	$166.9	$144.7

(1)During the three and nine months ended September 30, 2020, we recognized revenues of approximately $3.3 million and $10.2 million that were previously included in contract liabilities at December 31, 2019. The remaining change in contract liabilities during the three and nine months ended September 30, 2020, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of September 30, 2020 (in millions):

Remainder of 2020	$25.7
2021	94.1
2022	59.6
2023	8.0
2024	3.3
Total	$190.7

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and nine months ended September 30, 2020 and 2019 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$30.3	$—	$—	$—	$30.3
Crude oil	22.5	—	—	—	22.5
Water	25.1	—	—	—	25.1
Processing
Natural gas	6.1	—	—	—	6.1
Compression
Natural gas	6.0	—	—	—	6.0
Storage
Crude oil	0.1	0.8	—	(0.3)	0.6
NGLs	—	—	3.4	—	3.4
Pipeline
Crude oil	—	1.7	—	(0.6)	1.1
Transportation
Crude oil	1.2	—	—	—	1.2
NGLs	—	—	3.1	—	3.1
Rail Loading
Crude oil	—	2.7	—	(0.9)	1.8
Product Sales
Natural gas	13.0	—	22.3	(12.9)	22.4
Crude oil	69.4	—	162.9	(15.6)	216.7
NGLs	16.4	—	145.6	(16.4)	145.6
Other	—	0.2	0.3	(0.1)	0.4
Total Topic 606 revenues	190.1	5.4	337.6	(46.8)	486.3
Non-Topic 606 revenues(1)	—	—	32.9	—	32.9
Total revenues	$190.1	$5.4	$370.5	$(46.8)	$519.2
(1)Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

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
(1)Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

	Nine Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$107.3	$—	$—	$—	$107.3
Crude oil	66.9	—	—	—	66.9
Water	66.4	—	—	—	66.4
Processing
Natural gas	23.4	—	—	—	23.4
Compression
Natural gas	18.0	—	—	—	18.0
Storage
Crude oil	1.0	2.5	—	(1.5)	2.0
NGLs	—	—	8.6	—	8.6
Pipeline
Crude oil	—	4.6	—	(1.5)	3.1
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	4.7	—	1.9	—	6.6
NGLs	—	—	7.4	—	7.4
Rail Loading
Crude oil	—	9.0	—	(3.5)	5.5
Product Sales
Natural gas	31.9	—	56.1	(31.4)	56.6
Crude oil	225.3	—	515.1	(39.0)	701.4
NGLs	28.9	—	398.3	(28.6)	398.6
Other	—	0.9	1.0	(0.6)	1.3
Total Topic 606 revenues	573.8	17.0	988.6	(106.1)	1,473.3
Non-Topic 606 revenues(1)	—	—	126.5	—	126.5
Total revenues	$573.8	$17.0	$1,115.1	$(106.1)	$1,599.8
(1)Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

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
(1)Represents revenues primarily related to our commodity-based derivatives. See Note 6 for additional information related to our price risk management activities.

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

The tables below present condensed consolidating financial statements for Crestwood Midstream as Parent on a stand-alone, unconsolidated basis, and Crestwood Midstream’s combined guarantor and combined non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Crestwood Midstream Partners LP Condensed Consolidating Balance Sheet September 30, 2020 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.3	$—	$13.4	$—	$13.7
Accounts receivable	—	203.8	18.3	—	222.1
Inventory	—	100.1	—	—	100.1
Other current assets	—	59.3	0.2	—	59.5
Total current assets	0.3	363.2	31.9	—	395.4

Property, plant and equipment, net	—	2,323.3	776.2	—	3,099.5
Goodwill and intangible assets, net	—	668.1	280.1	—	948.2
Operating lease right-of-use assets, net	—	37.0	2.6	—	39.6
Investments in consolidated affiliates	4,437.6	—	—	(4,437.6)	—
Investments in unconsolidated affiliates	—	—	953.0	—	953.0
Other non-current assets	—	2.6	0.5	—	3.1
Total assets	$4,437.9	$3,394.2	$2,044.3	$(4,437.6)	$5,438.8

Liabilities and capital
Current liabilities:
Accounts payable	$—	$136.2	$2.4	$—	$138.6
Other current liabilities	51.5	120.1	22.8	—	194.4
Total current liabilities	51.5	256.3	25.2	—	333.0

Long-term liabilities:
Long-term debt, less current portion	2,548.9	—	—	—	2,548.9
Other long-term liabilities	—	159.2	128.0	—	287.2
Deferred income taxes	—	0.6	—	—	0.6
Total liabilities	2,600.4	416.1	153.2	—	3,169.7

Interest of non-controlling partner in subsidiary	—	—	431.6	—	431.6
Partners’ capital	1,837.5	2,978.1	1,459.5	(4,437.6)	1,837.5
Total liabilities and capital	$4,437.9	$3,394.2	$2,044.3	$(4,437.6)	$5,438.8

Crestwood Midstream Partners LP Condensed Consolidating Balance Sheet December 31, 2019 (in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1.8	$—	$23.6	$—	$25.4
Accounts receivable	—	229.1	12.8	—	241.9
Inventory	—	53.7	—	—	53.7
Other current assets	—	54.6	0.2	—	54.8
Total current assets	1.8	337.4	36.6	—	375.8

Property, plant and equipment, net	—	2,331.3	736.2	—	3,067.5
Goodwill and intangible assets, net	—	650.7	373.4	—	1,024.1
Operating lease right-of-use assets, net	—	51.0	2.8	—	53.8
Investments in consolidated affiliates	4,451.6	—	—	(4,451.6)	—
Investments in unconsolidated affiliates	—	—	980.4	—	980.4
Other non-current assets	—	1.9	0.5	—	2.4
Total assets	$4,453.4	$3,372.3	$2,129.9	$(4,451.6)	$5,504.0

Liabilities and capital
Current liabilities:
Accounts payable	$—	$175.9	$10.7	$—	$186.6
Other current liabilities	25.8	123.9	17.6	—	167.3
Total current liabilities	25.8	299.8	28.3	—	353.9

Long-term liabilities:
Long-term debt, less current portion	2,328.3	—	—	—	2,328.3
Other long-term liabilities	—	174.8	120.8	—	295.6
Deferred income taxes	—	0.7	—	—	0.7
Total liabilities	2,354.1	475.3	149.1	—	2,978.5

Interest of non-controlling partner in subsidiary	—	—	426.2	—	426.2
Partners’ capital	2,099.3	2,897.0	1,554.6	(4,451.6)	2,099.3
Total liabilities and capital	$4,453.4	$3,372.3	$2,129.9	$(4,451.6)	$5,504.0

Crestwood Midstream Partners LP Condensed Consolidating Statement of Operations Three Months Ended September 30, 2020 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$506.6	$12.6	$—	$519.2
Costs of product/services sold	—	358.7	—	—	358.7
Operating expenses and other:
Operations and maintenance	—	26.1	4.9	—	31.0
General and administrative	10.4	8.1	—	—	18.5
Depreciation, amortization and accretion	—	49.7	14.5	—	64.2
(Gain) loss on long-lived assets, net	—	22.2	(0.9)	—	21.3
	10.4	106.1	18.5	—	135.0
Operating income (loss)	(10.4)	41.8	(5.9)	—	25.5
Earnings from unconsolidated affiliates, net	—	—	10.5	—	10.5
Interest and debt expense, net	(33.6)	(0.1)	—	—	(33.7)
Equity in net income (loss) of subsidiaries	36.0	—	—	(36.0)	—
Net income (loss)	(8.0)	41.7	4.6	(36.0)	2.3
Net income attributable to non-controlling partner in subsidiary	—	—	10.3	—	10.3
Net income (loss) attributable to Crestwood Midstream Partners LP	$(8.0)	$41.7	$(5.7)	$(36.0)	$(8.0)

Crestwood Midstream Partners LP Condensed Consolidating Statement of Operations Three Months Ended September 30, 2019 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$801.1	$23.2	$(0.7)	$823.6
Costs of product/services sold	—	657.4	0.7	(0.7)	657.4
Operating expenses:
Operations and maintenance	—	30.8	5.2	—	36.0
General and administrative	10.7	13.0	—	—	23.7
Depreciation, amortization and accretion	—	45.5	9.6	—	55.1
Loss on long-lived assets, net	—	0.1	—	—	0.1
	10.7	89.4	14.8	—	114.9
Operating income (loss)	(10.7)	54.3	7.7	—	51.3
Earnings from unconsolidated affiliates, net	—	—	10.4	—	10.4
Interest and debt expense, net	(30.7)	—	0.1	—	(30.6)
Equity in net income (loss) of subsidiaries	62.7	—	—	(62.7)	—
Income (loss) before income taxes	21.3	54.3	18.2	(62.7)	31.1
Benefit for income taxes	—	0.1	—	—	0.1
Net income (loss)	21.3	54.4	18.2	(62.7)	31.2
Net income attributable to non-controlling partner in subsidiary	—	—	9.9	—	9.9
Net income (loss) attributable to Crestwood Midstream Partners LP	$21.3	$54.4	$8.3	$(62.7)	$21.3

Crestwood Midstream Partners LP Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2020 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,543.5	$56.3	$—	$1,599.8
Costs of product/services sold	—	1,118.6	0.2	—	1,118.8
Operating expenses and other:
Operations and maintenance	—	84.4	15.8	—	100.2
General and administrative	43.1	17.3	—	—	60.4
Depreciation, amortization and accretion	—	147.8	40.6	—	188.4
Loss on long-lived assets, net	—	25.2	0.9	—	26.1
Goodwill impairment	—	—	80.3	—	80.3
	43.1	274.7	137.6	—	455.4
Operating income (loss)	(43.1)	150.2	(81.5)	—	25.6
Earnings from unconsolidated affiliates, net	—	—	24.4	—	24.4
Interest and debt expense, net	(99.9)	(0.4)	—	—	(100.3)
Equity in net income (loss) of subsidiaries	62.5	—	—	(62.5)	—
Income (loss) before income taxes	(80.5)	149.8	(57.1)	(62.5)	(50.3)
Benefit for income taxes	—	0.2	—	—	0.2
Net income (loss)	(80.5)	150.0	(57.1)	(62.5)	(50.1)
Net income attributable to non-controlling partner	—	—	30.4	—	30.4
Net income (loss) attributable to Crestwood Midstream Partners LP	$(80.5)	$150.0	$(87.5)	$(62.5)	$(80.5)

Crestwood Midstream Partners LP Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2019 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,299.5	$43.4	$(0.7)	$2,342.2
Costs of product/services sold	—	1,890.2	0.7	(0.7)	1,890.2
Operating expenses and other:
Operations and maintenance	—	86.9	12.4	—	99.3
General and administrative	39.1	41.5	—	—	80.6
Depreciation, amortization and accretion	—	131.9	19.3	—	151.2
Loss on long-lived assets, net	—	2.1	—	—	2.1
Gain on acquisition	—	—	(209.4)	—	(209.4)
	39.1	262.4	(177.7)	—	123.8
Operating income (loss)	(39.1)	146.9	220.4	—	328.2
Earnings from unconsolidated affiliates, net	—	—	21.0	—	21.0
Interest and debt income (expense), net	(83.4)	—	0.1	—	(83.3)
Equity in net income (loss) of subsidiaries	363.7	—	—	(363.7)	—
Income (loss) before income taxes	241.2	146.9	241.5	(363.7)	265.9
Provision for income taxes	—	(0.2)	—	—	(0.2)
Net income (loss)	241.2	146.7	241.5	(363.7)	265.7
Net income attributable to non-controlling partner in subsidiary	—	—	24.5	—	24.5
Net income (loss) attributable to Crestwood Midstream Partners LP	$241.2	$146.7	$217.0	$(363.7)	$241.2

Crestwood Midstream Partners LP Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2020 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(112.4)	$314.3	$92.1	$—	$294.0

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(162.3)	—	—	(162.3)
Purchases of property, plant and equipment	—	(66.1)	(92.7)	—	(158.8)
Investment in unconsolidated affiliates	—	—	(6.0)	—	(6.0)
Capital distributions from unconsolidated affiliates	—	—	27.8	—	27.8
Capital distributions from consolidated affiliates	7.4	—	—	(7.4)	—
Other	—	0.6	1.0	—	1.6
Net cash provided by (used in) investing activities	7.4	(227.8)	(69.9)	(7.4)	(297.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	947.0	—	—	—	947.0
Payments on long-term debt	(731.1)	—	—	—	(731.1)
Payments on finance leases	—	(2.4)	—	—	(2.4)
Net proceeds from issuance of non-controlling interest	—	—	2.8	—	2.8
Distributions to partners	(180.9)	—	(27.8)	—	(208.7)
Distributions to parent	—	—	(7.4)	7.4	—
Taxes paid for unit-based compensation vesting	—	(15.6)	—	—	(15.6)
Change in intercompany balances	68.5	(68.5)	—	—	—
Net cash provided by (used in) financing activities	103.5	(86.5)	(32.4)	7.4	(8.0)

Net change in cash	(1.5)	—	(10.2)	—	(11.7)
Cash at beginning of period	1.8	—	23.6	—	25.4
Cash at end of period	$0.3	$—	$13.4	$—	$13.7

Crestwood Midstream Partners LP Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2019 (in millions) (unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(100.2)	$322.1	$59.1	$—	$281.0

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(462.1)	—	(462.1)
Purchases of property, plant and equipment	—	(209.6)	(137.4)	—	(347.0)
Investment in unconsolidated affiliates	—	—	(52.3)	—	(52.3)
Capital distributions from unconsolidated affiliates	—	—	27.3	—	27.3
Capital contributions to consolidated affiliates	(239.6)	—	—	239.6	—
Other	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) investing activities	(239.6)	(210.0)	(624.5)	239.6	(834.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,993.7	—	—	—	1,993.7
Payments on long-term debt	(1,474.3)	(0.9)	—	—	(1,475.2)
Payments on finance leases	—	(2.6)	—	—	(2.6)
Payments for debt-related deferred costs	(9.0)	—	—	—	(9.0)
Net proceeds from the issuance of non-controlling interest	—	—	235.0	—	235.0
Distributions to partners	(177.3)	—	(15.8)	—	(193.1)
Contributions from parent	—	—	239.6	(239.6)	—
Taxes paid for unit-based compensation vesting	—	(10.9)	—	—	(10.9)
Change in intercompany balances	(9.3)	(97.7)	107.0	—	—
Net cash provided by (used in) financing activities	323.8	(112.1)	565.8	(239.6)	537.9

Net change in cash	(16.0)	—	0.4	—	(15.6)
Cash at beginning of period	16.5	—	—	—	16.5
Cash at end of period	$0.5	$—	$0.4	$—	$0.9

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•statements that are not historical in nature, including, but not limited to: (i) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facility will be sufficient to meet our anticipated liquidity needs for the foreseeable future; (ii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and (iii) our belief that our assets will continue to benefit from the development of unconventional shale plays as significant supply basins; and

•statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•our ability to successfully implement our business plan for our assets and operations;
•governmental legislation and regulations;
•industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;
•industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;
•weather conditions;
•outbreak of illness, pandemic or any other public health crisis, including the COVID-19 pandemic;
•the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;
•the availability of storage for hydrocarbons;
•the ability of members of the Organization of Petroleum Exporting Countries (OPEC) and other oil-producing countries to agree and maintain oil price and production controls;
•economic conditions;
•costs or difficulties related to the integration of acquisitions and success of our joint ventures’ operations;
•environmental claims;
•operating hazards and other risks incidental to the provision of midstream services, including gathering, compressing, treating, processing, fractionating, transporting and storing energy products (i.e., crude oil, NGLs and natural gas) and related products (i.e., produced water);
•interest rates;
•the price and availability of debt and equity financing, including our ability to raise capital through alternatives like joint ventures; and
•the ability to sell or monetize assets, to reduce indebtedness, to repurchase our equity securities, to make strategic investments, or for other general partnership purposes.

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

In the first quarter of 2020, during a period of growing global and US oil supplies, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities to balance the global oil markets. Commensurate with the excess global oil supply, the COVID-19 pandemic caused an unprecedented decrease in global oil demand. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the impact of the COVID-19 pandemic, have contributed to a significant decrease and volatility in prices for oil. The effect of these events was further exacerbated by a shortage in available storage for hydrocarbons in the U.S., which caused the prices for oil to further decrease dramatically in 2020. The resulting low commodity price environment has adversely impacted U.S. producers and other companies in the energy industry.

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

In light of these events, the decrease in commodity prices has had a negative impact on certain of our gathering and processing segment’s customers, which impacted our short-term gathering and processing segment results during the second quarter of 2020 and early in the third quarter of 2020. Market conditions and commodity prices began to improve late in the second quarter of 2020, and as a result, certain of our gathering and processing customers began to bring some of the shut-in production back online, which increased our gathering and processing segment volumes primarily in the Bakken duirng the third quarter of 2020. In June 2020, Chesapeake, our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Chesapeake was current on all amounts due to us as of September 30, 2020, and additional cash flow protection is in place with Chesapeake via letters of credit. We are well positioned to maintain full operations to Chesapeake throughout its bankruptcy proceedings, and we are closely monitoring our exposure to ensure they continue to promptly pay amounts invoiced to them. We also believe that the natural gas, crude and NGL storage and marketing operations in our storage and transportation and marketing, supply and logistics segments could benefit from the current shortage in available storage for hydrocarbons in the U.S. and the price volatility in the commodity markets caused by the current supply and demand imbalances for crude oil and other commodities. In the current market environment, this could offset some portion of the negative impact of lower commodity prices on our gathering and processing segment, resulting in our expectation that our full year 2020 results of operations will be relatively consistent with our consolidated results of operations in 2019, excluding the impairment of goodwill associated with our Powder River Basin operations and the loss on long-lived assets related to the sale of our Fayetteville gathering systems described in further detail below.

Business Highlights

Below is a discussion of events that highlight our core business and financing activities. Through continued execution of our plan, we have materially improved the strategic and financial position of the Company and expect to capitalize on increasing opportunities in the current market environment, which will position us to achieve our chief business objective to create long-term value for our unitholders.

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

In July 2020, a U.S. District Court ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit)

stayed the DAPL shutdown, and set an expedited briefing schedule that concluded on September 30, 2020. Oral argument has been scheduled before the D.C. Circuit on November 4, 2020. The D.C. Circuit did not stay the lower court’s vacating of the DAPL easement. After several status reports, the lower court allowed the plantiffs to once again seek and brief the potential shutdown of DAPL while DAPL and the U.S. Army Corps of Engineers (the Army Corps) seeks to correct the alleged procedural permitting failure. Briefing on this potential injunction is set to conclude in December 2020. We continue to monitor both legal proceedings, as well as the Army Corps renewed permitting efforts. We are actively engaged with our producer customers on the Arrow system to ensure downstream market access for their crude oil volumes. The Arrow gathering system currently connects to the DAPL, Hiland and Tesoro pipelines, providing significant downstream delivery capacity for our Arrow customers. Additionally, we can transport Arrow crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact to our producers with the ability to access multiple markets out of the basin.

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

Delaware Permian. In the Delaware Permian, through our Crestwood Permian joint venture, we are expanding our gas gathering systems and continue to optimize processing volumes at our Orla processing plant. Additionally, in the second quarter of 2020, we completed construction and commenced operations of a produced water gathering and salt water disposal system pursuant to an agreement with a large integrated producer in Culberson and Reeves Counties, Texas. The system capacity is 60 MBbls/d as of September 30, 2020 with plans to expand up to 120 MBbls/d based on producer activity.

Fayetteville Shale. On October 1, 2020, we sold our gathering systems in the Fayetteville Shale to a third party for approximately $23 million, and recorded a loss on long-lived assets of approximately $19.9 million during three months ended September 30, 2020. For additional information related to the sale of our Fayetteville gathering systems, see Item 1. Financial Statements, Note 3.

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

Regulatory Matters

Our regulatory matters are discussed in our 2019 Annual Report on Form 10-K and there have been no material changes in those matters from December 31, 2019 to September 30, 2020.

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

The following table summarizes the goodwill of our various reporting units (in millions):

		Impairment during the nine months ended
	December 31, 2019	September 30, 2020	September 30, 2020
Gathering and Processing
Arrow	$45.9	$—	$45.9
Powder River Basin	80.3	80.3	—
Marketing, Supply and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$218.9	$80.3	$138.6

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

We continue to monitor our goodwill associated with our Arrow and NGL Marketing and Logistics reporting units, and if we receive additional negative information about market conditions or the intent of our customers to further curtail production, it could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 40% decrease in the forecasted cash flows related to our Arrow and NGL Marketing and Logistics reporting units would not have resulted in an impairment of either of these reporting units. A 5% increase in the discount rate utilized to determine the fair value of our Arrow and NGL Marketing and Logistics reporting units at December 31, 2019 would also not have resulted in an impairment of either of these reporting units. There were no triggers which required us to evaluate our goodwill for impairment during the three months ended September 30, 2020.

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

As noted above, during the first quarter of 2020, we recorded an impairment of the goodwill associated with our Powder River Basin reporting unit. The impairment of goodwill is different than our evaluation of the potential impairment of the long-lived assets of a reporting unit, because when we perform an assessment of the recoverability of goodwill, we utilize fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit. Furthermore, a 40% decrease in the forecasted cash flows of our Powder River Basin reporting unit would not have resulted in a long-lived asset impairment. As a result, we did not record any material impairments of our property, plant and equipment and intangible assets during the first quarter of 2020. There were no triggers which required us to evaluate our long-lived assets for impairment during the three months ended September 30, 2020, other than the sale of our Fayetteville gathering systems.

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

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During the first quarter of 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investment. The carrying value of our PRBIC equity method investment was $3.7 million at September 30, 2020. None of our other equity method investments recorded any material impairments during the three and nine months ended September 30, 2020.

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
See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following tables summarize our results of operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$519.2	$823.6	$1,599.8	$2,342.2	$519.2	$823.6	$1,599.8	$2,342.2
Costs of product/services sold	358.7	657.4	1,118.8	1,890.2	358.7	657.4	1,118.8	1,890.2
Operations and maintenance expense	31.0	36.0	100.2	99.3	31.0	36.0	100.2	99.3
General and administrative expense	19.6	24.9	64.0	84.4	18.5	23.7	60.4	80.6
Depreciation, amortization and accretion	60.8	51.5	177.9	140.6	64.2	55.1	188.4	151.2
Loss on long-lived assets, net	21.3	0.1	26.1	2.1	21.3	0.1	26.1	2.1
Gain on acquisition	—	—	—	209.4	—	—	—	209.4
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Operating income	27.8	53.7	32.5	335.0	25.5	51.3	25.6	328.2
Earnings from unconsolidated affiliates, net	10.5	10.4	24.4	21.0	10.5	10.4	24.4	21.0
Interest and debt expense, net	(33.7)	(30.6)	(100.3)	(83.3)	(33.7)	(30.6)	(100.3)	(83.3)
Other income, net	—	0.1	0.2	0.3	—	—	—	—
(Provision) benefit for income taxes	—	—	0.1	(0.3)	—	0.1	0.2	(0.2)
Net income (loss)	4.6	33.6	(43.1)	272.7	2.3	31.2	(50.1)	265.7
Add:
Interest and debt expense, net	33.7	30.6	100.3	83.3	33.7	30.6	100.3	83.3
Provision (benefit) for income taxes	—	—	(0.1)	0.3	—	(0.1)	(0.2)	0.2
Depreciation, amortization and accretion	60.8	51.5	177.9	140.6	64.2	55.1	188.4	151.2
EBITDA	99.1	115.7	235.0	496.9	100.2	116.8	238.4	500.4
Unit-based compensation charges	8.1	13.0	17.3	41.6	8.1	13.0	17.3	41.6
Loss on long-lived assets, net	21.3	0.1	26.1	2.1	21.3	0.1	26.1	2.1
Gain on acquisition	—	—	—	(209.4)	—	—	—	(209.4)
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Earnings from unconsolidated affiliates, net	(10.5)	(10.4)	(24.4)	(21.0)	(10.5)	(10.4)	(24.4)	(21.0)
Adjusted EBITDA from unconsolidated affiliates, net	20.4	20.1	57.6	53.7	20.4	20.1	57.6	53.7
Change in fair value of commodity inventory-related derivative contracts	(3.0)	2.1	12.7	6.9	(3.0)	2.1	12.7	6.9
Significant transaction and environmental related costs and other items	0.6	0.3	10.6	6.7	0.6	0.3	10.6	6.7
Adjusted EBITDA	$136.0	$140.9	$415.2	$377.5	$137.1	$142.0	$418.6	$381.0

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net cash provided by operating activities	$111.9	$84.4	$295.3	$278.3	$112.9	$85.9	$294.0	$281.0
Net changes in operating assets and liabilities	(15.5)	15.8	(26.9)	(19.2)	(15.3)	15.7	(21.8)	(18.2)
Amortization of debt-related deferred costs	(1.7)	(1.7)	(4.9)	(4.6)	(1.7)	(1.7)	(4.9)	(4.6)
Interest and debt expense, net	33.7	30.6	100.3	83.3	33.7	30.6	100.3	83.3
Unit-based compensation charges	(8.1)	(13.0)	(17.3)	(41.6)	(8.1)	(13.0)	(17.3)	(41.6)
Loss on long-lived assets, net	(21.3)	(0.1)	(26.1)	(2.1)	(21.3)	(0.1)	(26.1)	(2.1)
Gain on acquisition	—	—	—	209.4	—	—	—	209.4
Goodwill impairment	—	—	(80.3)	—	—	—	(80.3)	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	—	(0.6)	(5.4)	(6.9)	—	(0.6)	(5.4)	(6.9)
Deferred income taxes	0.1	0.3	0.4	—	—	0.1	0.1	(0.1)
Provision (benefit) for income taxes	—	—	(0.1)	0.3	—	(0.1)	(0.2)	0.2
EBITDA	99.1	115.7	235.0	496.9	100.2	116.8	238.4	500.4
Unit-based compensation charges	8.1	13.0	17.3	41.6	8.1	13.0	17.3	41.6
Loss on long-lived assets, net	21.3	0.1	26.1	2.1	21.3	0.1	26.1	2.1
Gain on acquisition	—	—	—	(209.4)	—	—	—	(209.4)
Goodwill impairment	—	—	80.3	—	—	—	80.3	—
Earnings from unconsolidated affiliates, net	(10.5)	(10.4)	(24.4)	(21.0)	(10.5)	(10.4)	(24.4)	(21.0)
Adjusted EBITDA from unconsolidated affiliates, net	20.4	20.1	57.6	53.7	20.4	20.1	57.6	53.7
Change in fair value of commodity inventory-related derivative contracts	(3.0)	2.1	12.7	6.9	(3.0)	2.1	12.7	6.9
Significant transaction and environmental related costs and other items	0.6	0.3	10.6	6.7	0.6	0.3	10.6	6.7
Adjusted EBITDA	$136.0	$140.9	$415.2	$377.5	$137.1	$142.0	$418.6	$381.0

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$145.2	$3.5	$370.5	$257.8	$4.1	$561.7
Intersegment revenues	44.9	1.9	(46.8)	33.6	3.5	(37.1)
Costs of product/services sold	63.2	—	295.5	164.1	0.1	493.2
Operations and maintenance expenses	19.4	0.7	10.9	27.5	1.1	7.4
Loss on long-lived assets, net	(19.1)	—	(2.4)	(0.1)	—	—
Earnings (loss) from unconsolidated affiliates, net	0.5	10.0	—	(0.5)	10.9	—
EBITDA	$88.9	$14.7	$14.9	$99.2	$17.3	$24.0

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$474.6	$10.1	$1,115.1	$639.8	$16.8	$1,685.6
Intersegment revenues	99.2	6.9	(106.1)	111.8	10.3	(122.1)
Costs of product/services sold	192.8	0.3	925.7	411.0	0.1	1,479.1
Operations and maintenance expenses	65.7	2.8	31.7	70.2	3.0	26.1
Loss on long-lived assets, net	(23.7)	—	(2.6)	(2.1)	—	(0.2)
Goodwill impairment	(80.3)	—	—	—	—	—
Gain on acquisition	—	—	—	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net	0.3	24.1	—	(3.5)	24.5	—
EBITDA	$211.6	$38.0	$49.0	$474.2	$48.5	$58.1

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Gathering and Processing

EBITDA for our gathering and processing segment decreased by approximately $10.3 million and $262.6 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Our gathering and processing segment’s EBITDA for the three months ended September 30, 2020 was impacted by a $19.9 million loss on long-lived assets related to the sale of our Fayetteville gathering systems, which is further described below. In addition, our gathering and processing segment’s EBITDA for the nine months ended September 30, 2020 and 2019, respectively, was impacted by an $80.3 million goodwill impairment related to our Jackalope operations and a $209.4 million gain related to the acquisition of the remaining 50% equity interest in Jackalope. For a further discussion of these matters, see “Critical Accounting Estimates” above and Item 1. Financial Statements, Notes 2 and 3.

Our gathering and processing segment’s revenues decreased by approximately $101.3 million and $177.8 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019, while our costs of product/services sold decreased by approximately $100.9 million and $218.2 million. These decreases were primarily due to declines in commodity prices experienced during 2020 compared to 2019, which impacted the average prices that our gathering and processing segment realized on its agreements under which it purchases and sells crude oil and natural gas during the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Our gathering and processing segment’s results during the second and third quarters of 2020 were impacted by the decline in commodity prices described in Outlook and Trends above. In response to the decline in prices, many of our producer customers shut-in a portion of their production volumes, which significantly impacted our second quarter 2020 results, but many of those customers brought their shut-in production back online in late second quarter of 2020 and early third quarter 2020. As a result, during the three months ended September 30, 2020, natural gas, crude oil and water volumes gathered by our Arrow system increased by 32%, 23% and 33%, respectively, compared to the three months ended June 30, 2020. In contrast, our major customer in the Powder River Basin continued to shut-in production due to declines in commodity prices and resulting market conditions and we anticipate these shut-ins to continue for the remainder of 2020.

During the nine months ended September 30, 2020, our costs of product/services sold decreased faster than our revenues primarily as a result of Arrow placing in service a 120 MMcf/d cryogenic plant in August 2019, which resulted in a 156%, 32%, 11% and 34% increase in natural gas processing volumes and natural gas, crude oil and water gathering volumes, respectively, during the nine months ended September 30, 2020 compared to the same period in 2019. In addition, in April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams and we began consolidating Jackalope’s results, which partially offset the decrease in revenues experienced related to the decline in commodity prices and producer shut-ins described above.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $8.1 million and $4.5 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to our cost cutting efforts which began in early second quarter 2020 as a result of the low commodity price environment discussed above.

Our gathering and processing segment’s EBITDA was impacted by a loss on long-lived assets of approximately $19.9 million during the three months ended September 30, 2020 related to our Fayetteville assets which were sold on October 1, 2020. For a further discussion on the sale of our Fayetteville gathering assets, see Item 1. Financial Statements, Note 3. In addition, during the nine months ended September 30, 2020, we recorded a loss on long-lived assets of approximately $2.7 million related to the retirement of certain water gathering lines on our Arrow system. For a further discussion on the retirement of our Arrow system water gathering lines, see Item 1. Financial Statements, Note 11. During the nine months ended September 30, 2019, we recorded a loss on long-lived assets of approximately $2.1 million primarily related to the retirement and disposal of our Granite Wash gathering and processing assets.

Our gathering and processing segment’s EBITDA was favorably impacted by earnings from its Crestwood Permian equity investment of approximately $0.5 million and $0.3 million during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, we recorded equity losses from our Crestwood Permian equity investment of approximately $0.5 million and $7.2 million. During the first half of 2019, Crestwood Permian generated lower average margin on certain of its gathering contracts due to higher transportation and fractionation fees. In addition, Crestwood Permian recorded a loss on the retirement of certain of its gathering and processing assets during the nine months ended September 30, 2019. Our gathering and processing segment'’s EBITDA was also impacted by a decrease in equity earnings from our Jackalope equity investment of $3.7 million during the nine months ended September 30, 2020 compared to the same period in 2019 due to the acquisition of the remaining 50% equity interest in Jackalope from Williams in April 2019.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $2.6 million and $10.5 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Revenues from our COLT Hub operations decreased by $2.2 million and $10.1 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to the decline in demand for rail loading services as a result of the decline in commodity prices, which resulted in a decrease of 9% and 13%, respectively, in rail loading volumes during those periods. In addition, in late 2019 and early 2020, we renewed several rail loading and storage contracts at lower rates resulting in lower revenues during the nine months ended September 30, 2020 compared to the same period in 2019.

Our storage and transportation segment’s costs of product/services sold and operations and maintenance expenses were relatively flat during the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Earnings from our Stagecoach Gas equity investment decreased by approximately $0.6 million during the three months ended September 30, 2020 compared to the same period in 2019, while we experienced a $4.4 million increase in equity earnings from this equity investment during the nine months ended September 30, 2020 compared to the same period in 2019. During 2020, the demand for natural gas storage and transportation services provided by Stagecoach Gas was relatively flat due to decreases in natural gas prices and tight basis differentials across its assets, offset by an increase in producer activity and lack of new infrastructure being built, which is keeping the demand for Stagecoach Gas’s storage and transportation services relatively flat. Effective July 1, 2019, our proportionate share of Stagecoach Gas’ equity earnings increased from 40% to 50%, resulting in an overall increase in our equity earnings from Stagecoach Gas during the nine months ended September 30, 2020 compared to 2019. Earnings from our PRBIC equity investment decreased by approximately $4.2 million during the nine months ended September 30, 2020 compared to the same period in 2019. During the first quarter of 2020, we recorded a $4.5 million reduction in equity earnings from PRBIC to reflect our proportionate share of a long-lived asset impairment recorded by our PRBIC equity investment.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $9.1 million during both the three and nine months ended September 30, 2020 compared to the same periods in 2019. Our marketing, supply and logistics segment’s revenues decreased by approximately $200.9 million and $554.5 million during the three and nine months ended September 30, 2020, while our costs of product/services sold decreased by approximately $197.7 million and $553.4 million during those same periods.

Our crude and natural gas marketing operations experienced a decrease in its revenues of approximately $222.5 million and $451.6 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019, and a decrease in its product costs of approximately $227.9 million and $453.4 million during those same periods. These decreases were driven by lower average sales prices to our customers and lower volumes due to the decline in commodity prices experienced during 2020. Our crude and natural gas marketing operations’ costs of product/services sold decreased more than its revenues during those periods as a result of higher volatility in crude oil prices during 2020 compared to 2019, which allowed our marketing operations to capture additional opportunities to optimize our crude oil storage, transportation and rail capacity during the three months ended September 30, 2020.

Our NGL marketing and logistics operations were impacted by the acquisition of NGL assets from Plains during the second quarter of 2020 and the significant decline in commodity prices described above and their impact on our NGL markets during the second and third quarters of 2020. Our NGL marketing and logistics operations experienced an increase in revenues and costs of product/services sold of approximately $21.6 million and $30.2 million, respectively, during the three months ended September 30, 2020 compared to the same period in 2019. These increases were primarily driven by our NGL assets acquired in April 2020. These increases were partially offset by the impact of declining NGL prices during the third quarter of 2020. During the nine months ended September 30, 2020, our NGL marketing and logistics operations experienced a reduction in revenues and costs of product/services sold of approximately $102.9 million and $100.0 million, respectively, compared to the same period in 2019, primarily driven by lower NGL prices during 2020. During both the three and nine months ended September 30, 2020 compared to the same periods in 2019, revenues decreased more than the costs of product/services sold as a result of the decline in NGL prices, which was due to a combination of decreases in overall commodity prices, high NGL production and constrained NGL infrastructure. Although we were able to take advantage of market disruptions and low NGL prices during 2020 (which created strong margin for delivery into forward markets, and the constrained NGL infrastructure increased demand for our storage, terminalling and transportation assets), there was less volatility in NGL market conditions in the third quarter of 2020 than there was during 2019, where a combination of record high NGL production and constrained NGL infrastructure allowed our NGL marketing and logistics operations to capitalize on the significant market disruptions to utilize our trucking, rail and storage assets to source seasonal inventory for delivery into forward markets allowing us to generate higher margins in 2019 compared to 2020. Included in our costs of product/services sold was a loss of $1.8 million and a gain of $27.0 million during the three and nine months ended September 30, 2020, and a gain of $14.9 million and $21.9 million during the three and nine months ended September 30, 2019 related to our price risk management activities.

Our marketing, supply and logistics operations and maintenance expenses increased by approximately $3.5 million and $5.6 million during the three and nine months ended September 30, 2020 compare to the same periods in 2019, primarily due to the acquisition of several NGL storage and rail-to-truck LPG terminals from Plains in April 2020.

Our marketing, supply and logistics segment’s EBITDA includes a loss on long-lived assets of approximately $2.4 million during the three and nine months ended September 30, 2020, primarily related to the impairment of certain of our Bakken transportation assets.

Other EBITDA Results

General and Administrative Expenses. During the three and nine months ended September 30, 2020, our general and administrative expenses decreased by approximately $5 million and $20 million compared to the same periods in 2019, primarily due to lower unit-based compensation charges as a result of the impact of the decrease in the market price for Crestwood Equity’s common units.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and nine months ended September 30, 2020, our depreciation, amortization and accretion expense increased by approximately $9 million and $37 million compared to the same periods in 2019, primarily due to the acquisition of NGL storage and terminalling assets from Plains in April 2020 and the acquisition of the remaining 50% equity interest in Jackalope in April 2019. In addition, we placed in-service the expansion of our processing capacity at our Bucking Horse processing facility in the first quarter of 2020 and placed into service the Bear Den II processing plant on our Arrow system in late 2019.

Interest and Debt Expense, Net. Interest and debt expense, net increased by approximately $3 million and $17 million during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to the issuance of $600 million unsecured senior notes in April 2019. In addition, our capitalized interest was higher during the three and nine months ended September 30, 2019 compared to the same periods in 2020 due to the timing of growth capital projects primarily in the Bakken and Powder River Basin.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Credit facility	$5.5	$6.0	$18.0	$19.6
Senior notes	26.6	26.7	79.7	70.0
Other debt-related costs	1.7	1.8	5.3	5.0
Gross interest and debt expense	33.8	34.5	103.0	94.6
Less: capitalized interest	0.1	3.9	2.7	11.3
Interest and debt expense, net	$33.7	$30.6	$100.3	$83.3

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under the Crestwood Midstream credit facility, and sales of equity and debt securities. Our equity investments use cash from their respective operations and contributions from us to fund their operating activities, maintenance and growth capital expenditures, and service their outstanding indebtedness.

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

On October 15, 2020, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on November 13, 2020 and was consistent with the distribution paid in August 2020. Based on the impact that the recent decline in commodity prices has had and could continue to have on our customers and our financial performance in future quarters, our Board of Directors will be evaluating the level of distributions to our common and preferred unitholders. The Board of Directors will consider a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows and liquidity needs and the potential adverse impact of future distribution reductions on our common unitholders, including our general partner. The evaluation will also include a review of the potential for an event of default of the debt of Crestwood Holdings, which could result in a change in control at Crestwood Holdings and, accordingly, in us, which is further described in Part II, Item 1A. Risk Factors.

As of September 30, 2020, we had $446.3 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of September 30, 2020, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended September 30, 2020, we paid approximately $6.7 million to repurchase and cancel approximately $6.8 million of our 2023 Senior Notes.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$295.3	$278.3
Net cash used in investing activities	$(297.7)	$(834.5)
Net cash provided by (used in) financing activities	$(8.8)	$540.6
Operating Activities

Our operating cash flows increased by approximately $17.0 million during the nine months ended September 30, 2020 compared to the same period in 2019. The increase was driven by lower costs of product/services sold of approximately $771.4 million primarily from our marketing, supply and logistics segment’s and our gathering and processing segment’s operations, partially offset by lower operating revenues of approximately $742.4 million from these segments as discussed above in Results of Operations. Partially offsetting this net increase was higher interest and debt expense of approximately $17.0 million primarily related to the issuance of our 2027 Senior Notes in April 2019.

Investing Activities

Capital Expenditures. The energy midstream business is capital intensive, requiring significant investments for the acquisition or development of new facilities. We categorize our capital expenditures as either:

•growth capital expenditures, which are made to construct additional assets, expand and upgrade existing systems, or acquire additional assets; or

•maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets, extend their useful lives or comply with regulatory requirements.

As a part of our strategic plan to address the current downturn in commodity prices, we have reduced our projection of growth capital expenditures to approximately $140 million to $160 million for 2020, and our projection of maintenance capital expenditures to approximately $10 million to $15 million and reimbursable capital expenditures to approximately $15 million to $25 million, respectively for 2020. Our growth capital expenditures for the remainder of the year will be primarily focused on completing in-progress water and gas gathering projects and well connections. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. The following table summarizes our capital expenditures for the nine months ended September 30, 2020 (in millions):

Growth capital	$138.1
Maintenance capital	8.0
Other (1)	12.7
Purchases of property, plant and equipment	$158.8

(1)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisitions. In April 2020, we acquired several NGL storage and rail-to-truck LPG terminals from Plains for approximately $162 million. In April 2019, Crestwood Niobrara acquired the remaining 50% equity interest in Jackalope from Williams for approximately $462 million, net of cash acquired. For a further discussion of these acquisitions, see Item 1. Financial Statements, Note 3.

Investments in Unconsolidated Affiliates. During the nine months ended September 30, 2020 and 2019, we contributed approximately $6.0 million and $6.5 million to our Tres Palacios and PRBIC equity investments for their operating purposes. During the nine months ended September 30, 2019, we contributed approximately $21.4 million to our Crestwood Permian equity investment primarily to fund its expansion projects and also contributed $24.4 million to our Jackalope equity investment prior to our acquisition of the remaining 50% equity interest in Jackalope from Williams, and this contribution was primarily utilized by us after Jackalope’s consolidation to fund its growth capital expenditures.

Financing Activities

The following equity and debt transactions impacted our financing activities during the nine months ended September 30, 2020:

Equity and Debt Transactions

•During the nine months ended September 30, 2020, distributions to our partners increased by $7.4 million compared to the same period in 2019, primarily due to the increase in our quarterly distribution from $0.60 per limited partner unit to $0.625 per limited partner unit;

•During the nine months ended September 30, 2019, Crestwood Niobrara issued $235 million in new Series A-3 Preferred Units to Jackalope Holdings in conjunction with Crestwood Niobrara’s acquisition of the remaining 50% equity interest in Jackalope from Williams. For a further discussion of this transaction, see Item 1. Financial Statements, Note 10;

•During the nine months ended September 30, 2020 and 2019, Crestwood Niobrara paid cash distributions of $27.8 million and $15.8 million to its non-controlling partner. In addition, during the nine months ended September 30, 2020, Crestwood Niobrara received contributions of $2.8 million from its non-controlling partner;

•During the nine months ended September 30, 2020, our taxes paid from unit-based compensation vesting increased by $4.7 million compared to the same period in 2019, primarily due to higher vesting of unit-based compensation awards; and

•During the nine months ended September 30, 2020, our debt-related transactions resulted in net proceeds of approximately $215.9 million compared to net proceeds of approximately $509.5 million during the same period in 2019.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2019 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2019 to September 30, 2020, other than as set forth below.

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

In June 2020, Chesapeake, our major customer in the Powder River Basin, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although Chesapeake was current on all amounts due to us as of September 30, 2020 and additional cash flow protection is in place with Chesapeake via letters of credit, we are closely monitoring our exposure to Chesapeake to ensure they continue to promptly pay amounts invoiced to them.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2020, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things: (i) the availability and cost of capital; (ii) prevailing and projected commodity prices; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; (vi) the availability of drilling rigs and other development services; (vii) fluctuations in energy prices that can greatly affect the development of oil and gas reserves; (viii) the availability of storage of crude oil and other commodities; and (ix) the impact of illness, pandemics or any other public health crisis, including the COVID-19 pandemic, could have on demand for commodities. Drilling and production activity generally decreases as commodity prices decrease (such as what could be experienced with the decline in commodity prices during 2020, as further described in “Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control” below), and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. For example, many of our customers have recently announced reductions in their estimated capital expenditures for 2020 and beyond. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly, major factors that will impact natural gas demand domestically will be the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors expected to impact crude oil demand include production cuts and freezes implemented by OPEC members and other large oil producers such as Russia. For example, during the first quarter of 2020, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, the United States and other oil and gas producing countries subsequently agreed to collectively decrease production, these events, combined with the outbreak of the COVID-19 pandemic that has reduced economic activity and the related demand for oil, have contributed to a sharp drop in prices for crude oil during 2020. The effect of these events on the price of oil was further exacerbated by a shortage in available storage for hydrocarbons in the United States, which caused the prices for oil to further decrease dramatically in May 2020. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

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
•the availability of hydrocarbon storage;
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

A significant portion of the our revenues is derived from our operations in the Bakken shale. These operations accounted for approximately 48% of our total revenues, less of costs of product/services sold, during the nine months ended September 30, 2020. Due to this geographic concentration of our operations, adverse developments that affect customers, suppliers or operations in the Bakken, such as catastrophic events or weather, health pandemics, and changes in supply or demand of crude oil, natural gas and related commodities that impact regional commodity prices and availability of infrastructure, could have a significantly greater impact on our financial condition and results of operations than if we maintained operations in more diverse locations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	October 29, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	October 29, 2020	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)