Form 10-Q
period 2021-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2021-04-30
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 23, 2021).

Crestwood Equity Partners LP	62,832,258
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$16.3	$14.0
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $0.9 million at March 31, 2021 and December 31, 2020	243.6	262.2
Inventory	52.3	89.1
Assets from price risk management activities	21.0	27.2
Prepaid expenses and other current assets	10.5	13.4
Total current assets	343.7	405.9
Property, plant and equipment	3,767.6	3,759.6
Less: accumulated depreciation	885.0	842.5
Property, plant and equipment, net	2,882.6	2,917.1
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	347.0	331.8
Intangible assets, net	779.1	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	32.4	36.8
Investments in unconsolidated affiliates	832.8	943.7
Other non-current assets	8.1	7.3
Total assets	$5,017.3	$5,243.7
Liabilities and capital
Current liabilities:
Accounts payable	$238.4	$160.3
Accrued expenses and other liabilities	131.9	122.0
Liabilities from price risk management activities	61.6	76.3
Contingent consideration, current portion	19.0	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	451.1	377.8
Long-term debt, less current portion	2,588.2	2,483.8
Contingent consideration	19.0	38.0
Other long-term liabilities	255.2	253.3
Deferred income taxes	2.7	2.7
Total liabilities	3,316.2	3,155.6
Commitments and contingencies (Note 8)
Interest of non-controlling partner in subsidiary (Note 10)	433.5	432.7
Crestwood Equity Partners LP partners’ capital (62,825,308 common units issued and outstanding at March 31, 2021 and 73,970,208 common and subordinated units issued and outstanding at December 31, 2020)	655.6	1,043.4
Preferred units (71,257,445 units issued and outstanding at both March 31, 2021 and December 31, 2020)	612.0	612.0
Total partners’ capital	1,267.6	1,655.4
Total liabilities and capital	$5,017.3	$5,243.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product revenues:
Gathering and processing	$67.9	$102.7
Marketing, supply and logistics	862.7	496.5
Related party (Note 14)	4.9	7.3
	935.5	606.5
Services revenues:
Gathering and processing	86.5	112.2
Storage and transportation	2.0	3.5
Marketing, supply and logistics	8.7	5.5
Related party (Note 14)	—	0.2
	97.2	121.4
Total revenues	1,032.7	727.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	767.6	524.6
Product costs - related party (Note 14)	41.1	3.2
Service costs	5.1	6.6
Total costs of products/services sold	813.8	534.4

Operating expenses and other:
Operations and maintenance	32.8	37.6
General and administrative	18.7	14.9
Depreciation, amortization and accretion	59.2	56.1
Loss on long-lived assets, net	1.4	1.0
Goodwill impairment	—	80.3
	112.1	189.9
Operating income	106.8	3.6

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended
	March 31,
	2021	2020
Earnings (loss) from unconsolidated affiliates, net	(103.7)	5.5
Interest and debt expense, net	(36.0)	(32.6)
Loss on modification/extinguishment of debt	(5.5)	—
Other income, net	—	0.1
Loss before income taxes	(38.4)	(23.4)
Benefit for income taxes	0.1	—
Net loss	(38.3)	(23.4)
Net income attributable to non-controlling partner	10.1	9.9
Net loss attributable to Crestwood Equity Partners LP	(48.4)	(33.3)
Net income attributable to preferred units	15.0	15.0
Net loss attributable to partners	$(63.4)	$(48.3)

Net loss per limited partner unit: (Note 11)
Basic and Diluted	$(0.86)	$(0.66)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	74.1	72.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(38.3)	$(23.4)
Change in fair value of Suburban Propane Partners, L.P. units	—	(1.1)
Comprehensive loss	(38.3)	(24.5)
Comprehensive income attributable to non-controlling partner	10.1	9.9
Comprehensive loss attributable to Crestwood Equity Partners LP	$(48.4)	$(34.4)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2020	71.3	$612.0	73.6	0.4	$1,043.4	$1,655.4
Crestwood Holdings Transactions (Note 10)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 10)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(15.0)	—	—	(46.4)	(61.4)
Unit-based compensation charges	—	—	1.1	—	3.7	3.7
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.1)	(8.1)
Other	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at March 31, 2021	71.3	$612.0	62.8	—	$655.6	$1,267.6

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(15.0)	—	—	(45.3)	(60.3)
Unit-based compensation charges	—	—	1.7	—	0.2	0.2
Taxes paid for unit-based compensation vesting	—	—	(0.5)	—	(15.1)	(15.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.2	—	3.5	3.5
Net income (loss)	—	15.0	—	—	(48.3)	(33.3)
Balance at March 31, 2020	71.3	$612.0	73.3	0.4	$1,214.7	$1,826.7

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(38.3)	$(23.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	59.2	56.1
Amortization of debt-related deferred costs	1.7	1.6
Unit-based compensation charges	2.3	(4.4)
Loss on long-lived assets, net	1.4	1.0
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	5.5	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	103.8	4.5
Deferred income taxes	—	(0.2)
Other	0.1	—
Changes in operating assets and liabilities	122.8	3.7
Net cash provided by operating activities	258.5	119.2
Investing activities
Purchases of property, plant and equipment	(9.3)	(86.8)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	17.3	9.5
Net proceeds from sale of assets	0.2	—
Net cash used in investing activities	(2.0)	(83.3)
Financing activities
Proceeds from the issuance of long-term debt	1,126.3	275.9
Payments on long-term debt	(1,018.1)	(246.9)
Payments on finance leases	(0.7)	(0.8)
Payments for deferred financing costs	(11.1)	—
Payments for Crestwood Holdings Transactions	(271.8)	—
Distributions to partners	(46.4)	(45.3)
Distributions to non-controlling partner	(9.3)	(9.2)
Distributions to preferred unitholders	(15.0)	(15.0)
Taxes paid for unit-based compensation vesting	(8.1)	(15.1)
Net cash used in financing activities	(254.2)	(56.4)
Net change in cash	2.3	(20.5)
Cash at beginning of period	14.0	25.7
Cash at end of period	$16.3	$5.2
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(2.2)	$21.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$15.9	$13.7
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $0.9 million at March 31, 2021 and December 31, 2020	243.5	262.2
Inventory	52.3	89.1
Assets from price risk management activities	21.0	27.2
Prepaid expenses and other current assets	10.5	13.4
Total current assets	343.2	405.6
Property, plant and equipment	4,097.7	4,089.6
Less: accumulated depreciation	1,074.3	1,028.3
Property, plant and equipment, net	3,023.4	3,061.3
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	347.0	331.8
Intangible assets, net	779.1	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	32.4	36.8
Investments in unconsolidated affiliates	832.8	943.7
Other non-current assets	5.9	5.2
Total assets	$5,155.4	$5,385.5
Liabilities and capital
Current liabilities:
Accounts payable	$238.3	$157.8
Accrued expenses and other liabilities	126.8	120.1
Liabilities from price risk management activities	61.6	76.3
Contingent consideration, current portion	19.0	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	445.9	373.4
Long-term debt, less current portion	2,588.2	2,483.8
Contingent consideration	19.0	38.0
Other long-term liabilities	253.4	251.8
Deferred income taxes	0.7	0.7
Total liabilities	3,307.2	3,147.7
Commitments and contingencies (Note 8)
Interest of non-controlling partner in subsidiary (Note 10)	433.5	432.7
Partners’ capital	1,414.7	1,805.1
Total liabilities and capital	$5,155.4	$5,385.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product revenues:
Gathering and processing	$67.9	$102.7
Marketing, supply and logistics	862.7	496.5
Related party (Note 14)	4.9	7.3
	935.5	606.5
Service revenues:
Gathering and processing	86.5	112.2
Storage and transportation	2.0	3.5
Marketing, supply and logistics	8.7	5.5
Related party (Note 14)	—	0.2
	97.2	121.4
Total revenues	1,032.7	727.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	767.6	524.6
Product costs - related party (Note 14)	41.1	3.2
Service costs	5.1	6.6
Total costs of product/services sold	813.8	534.4

Operating expenses and other:
Operations and maintenance	32.8	37.6
General and administrative	17.2	13.5
Depreciation, amortization and accretion	62.8	59.6
Loss on long-lived assets, net	1.4	1.0
Goodwill impairment	—	80.3
	114.2	192.0
Operating income	104.7	1.5
Earnings (loss) from unconsolidated affiliates, net	(103.7)	5.5
Interest and debt expense, net	(36.0)	(32.6)
Loss on modification/extinguishment of debt	(5.5)	—
Loss before income taxes	(40.5)	(25.6)
Benefit for income taxes	0.1	—
Net loss	(40.4)	(25.6)
Net income attributable to non-controlling partner	10.1	9.9
Net loss attributable to Crestwood Midstream Partners LP	$(50.5)	$(35.5)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	$1,414.7

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	$1,986.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(40.4)	$(25.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	62.8	59.6
Amortization of debt-related deferred costs	1.7	1.6
Unit-based compensation charges	2.3	(4.4)
Loss on long-lived assets, net	1.4	1.0
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	5.5	—
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	103.8	4.5
Other	0.1	—
Changes in operating assets and liabilities	122.0	(1.2)
Net cash provided by operating activities	259.2	115.8
Investing activities
Purchases of property, plant and equipment	(9.3)	(86.8)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	17.3	9.5
Net proceeds from sale of assets	0.2	—
Net cash used in investing activities	(2.0)	(83.3)
Financing activities
Proceeds from the issuance of long-term debt	1,126.3	275.9
Payments on long-term debt	(1,018.1)	(246.9)
Payments on finance leases	(0.7)	(0.8)
Payments for deferred financing costs	(11.1)	—
Distributions to partners	(334.0)	(57.0)
Distributions to non-controlling partner	(9.3)	(9.2)
Taxes paid for unit-based compensation vesting	(8.1)	(15.1)
Net cash used in financing activities	(255.0)	(53.1)
Net change in cash	2.2	(20.6)
Cash at beginning of period	13.7	25.4
Cash at end of period	$15.9	$4.8
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(2.2)	$21.3

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP (Crestwood Equity or CEQP) and Crestwood Midstream Partners LP (Crestwood Midstream or CMLP), unless otherwise indicated.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2021. The financial information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited. The consolidated balance sheets as of December 31, 2020 were derived from the audited balance sheets filed in our 2020 Annual Report on Form 10-K.

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

Organization

Crestwood Equity Partners LP. CEQP is a publicly-traded (NYSE: CEQP) Delaware limited partnership formed in March 2001. Crestwood Equity GP LLC (Crestwood Equity GP), which is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), owns our non-economic general partnership interest. Crestwood Holdings is substantially owned and controlled by First Reserve Management, L.P. (First Reserve).

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

Crestwood Holdings Strategic Transactions. In March 2021, CEQP acquired approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP) from Crestwood Holdings, and signed a definitive agreement to acquire the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP LLC, which owns CEQP’s non-economic general partner interest) (collectively the Crestwood Holdings Transactions) for $268 million in cash. The acquisition of the general partner and limited partner interests of Crestwood Holdings LP will close on or before the 180th day after the date of the initial closing of the Crestwood Holdings Transactions. The purchase price was funded through borrowings under the Crestwood Midstream credit facility. CEQP retired the common and subordinated units acquired in the Crestwood Holdings Transactions.

The diagram below reflects a simplified version our ownership structure as of March 31, 2021 following the Crestwood Holdings Transactions.

Crestwood Holdings Partners, LLC (Delaware)
FR Crestwood Management Co-Investment LLC (Delaware)
Crestwood Holdings LLC (Delaware)
99% LP
100% GP
Crestwood Holdings LP (Delaware)
Crestwood Equity GP LLC (Delaware)
Non-Economic GP Interest
Preferred Units
Public and Insiders
62,825,308
71,257,445
Crestwood Equity Partners LP
NYSE: CEQP
(Delaware)
1% LP
100%
100%
99.9% LP
100%
Crestwood Marcellus Holdings LLC (Delaware)
Crestwood Midstream GP LLC (Delaware)
Crestwood Gas Services Holdings LLC (Delaware)
100%
Non-Economic GP Interest
Crestwood Gas Services GP LLC (Delaware)
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Business Description

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

•Gathering and Processing. Our gathering and processing operations provide natural gas, crude oil and produced water gathering, compression, treating, processing and disposal services to producers in multiple unconventional resource plays in some of the largest shale plays in the United States in which we have established footprints in the “core of the core” areas.

•Storage and Transportation. Our storage and transportation operations provide crude oil and natural gas storage and transportation services to producers, utilities and other customers.

•Marketing, Supply and Logistics. Our marketing, supply and logistics operations provide NGL, crude oil and natural gas marketing, storage, terminal and transportation services to producers, refiners, marketers and other customers.

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

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2020 Annual Report on Form 10-K. During the three months ended March 31, 2020, we recorded an $80.3 million full impairment of the goodwill associated with our Powder River Basin reporting unit based on events that occurred during 2020 which resulted in a significant decrease in the forecasted cash flows and fair value of the reporting unit. For a further discussion of this goodwill impairment, see our 2020 Annual Report on Form 10-K.

Note 3 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Accrued expenses	$41.7	$48.3	$36.6	$46.4
Accrued property taxes	5.2	8.4	5.2	8.4
Income tax payable	0.3	0.2	0.3	0.2
Interest payable	47.0	24.9	47.0	24.9
Accrued additions to property, plant and equipment	12.2	12.3	12.2	12.3
Operating leases	12.5	14.7	12.5	14.7
Finance leases	2.9	2.9	2.9	2.9
Deferred revenue	10.1	10.3	10.1	10.3
Total accrued expenses and other liabilities	$131.9	$122.0	$126.8	$120.1

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Contract liabilities	$176.5	$172.2	$176.5	$172.2
Operating leases	25.9	28.5	25.9	28.5
Asset retirement obligations	34.6	34.1	34.6	34.1
Other	18.2	18.5	16.4	17.0
Total other long-term liabilities	$255.2	$253.3	$253.4	$251.8

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

Net Investments and Earnings (Loss)

Our net investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2021	2020
Stagecoach Gas Services LLC(1)	$666.2	$792.5	$(112.3)	$9.2
Tres Palacios Holdings LLC(2)	51.7	35.5	9.3	—
Powder River Basin Industrial Complex, LLC(3)	3.6	3.6	0.1	(4.5)
Crestwood Permian Basin Holdings LLC(4)	111.3	112.1	(0.8)	0.8
Total	$832.8	$943.7	$(103.7)	$5.5

(1)As of March 31, 2021, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) approximates the carrying value of our investment. During the first quarter of 2021, we recorded our share of a goodwill impairment recorded by our Stagecoach Gas equity investment, based on market-based information received by Stagecoach Gas from Con Edison Gas Pipeline and Storage Northeast, LLC’s (the other 50% owner of Stagecoach Gas) strategic evaluation of its investment during the three months ended March 31, 2021. This eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas, and also resulted in a $119.9 million reduction in our earnings from unconsolidated affiliates during the three months ended March 31, 2021. Our Stagecoach Gas investment is included in our storage and transportation segment.
(2)As of March 31, 2021, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $22.4 million. During both the three months ended March 31, 2021 and 2020, we recorded amortization of approximately $0.3 million related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and transportation segment.
(3)As of March 31, 2021, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. During the first quarter of 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the three months ended March 31, 2020. Our PRBIC investment is included in our storage and transportation segment.
(4)As of March 31, 2021, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $8.3 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Three Months Ended
	March 31,
	2021			2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$35.9	$363.3	$(327.4)	$37.7	$19.4	$18.4
Other(1)	76.9	60.4	16.5	28.3	48.5	(19.5)
Total	$112.8	$423.7	$(310.9)	$66.0	$67.9	$(1.1)

(1)Includes our Tres Holdings, PRBIC and Crestwood Permian equity investments.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Stagecoach Gas	$14.0	$15.6	$—	$—
Tres Holdings	—	—	6.9	6.0
PRBIC	0.1	0.1	—	—
Crestwood Permian	3.3	3.8	3.3	—
Total	$17.4	$19.5	$10.2	$6.0

(1)    In April 2021, we received cash distributions from Stagecoach Gas, Tres Holdings and Crestwood Permian of approximately $13.0 million, $10.6 million and $2.2 million, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we are required to make $57 million of payments to Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP) because certain performance targets on growth capital projects were not achieved by December 31, 2020. During the three months ended March 31, 2021, we paid $19 million to CEGP related to this obligation. At March 31, 2021, our consolidated balance sheet reflects a $38 million liability related to this obligation, of which $19 million is classified as current. We accrued interest of approximately $1.0 million related to this obligation which is included in accrued expenses and other liabilities on our consolidated balance sheet at March 31, 2021.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement with a third party. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability related to this guarantee on our consolidated balance sheets at March 31, 2021 and December 31, 2020.

Note 5 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 6.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020
Product revenues	$114.8	$75.0
Gain (loss) reflected in product costs	$(8.1)	$22.0

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	March 31, 2021		December 31, 2020
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	60.8	62.9	72.7	76.5
Natural gas (Bcf)	27.3	36.6	22.6	28.6

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 38 months or less; however, 86% of the contracted volumes will be delivered or settled within 12 months.

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	March 31, 2021	December 31, 2020
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$30.7	$38.5
NYMEX-related net derivative asset position	$57.4	$35.9
NYMEX-related cash collateral received	$40.0	$18.3
Cash collateral received, net	$7.3	$12.4
(1)At March 31, 2021 and December 31, 2020, we posted $1.0 million and less than $0.1 million of collateral associated with these derivatives.

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

Financial Assets and Liabilities

As of March 31, 2021 and December 31, 2020, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to heating oil, crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$20.9	$531.6	$—	$552.5	$(492.0)	$(39.5)	$21.0
Suburban Propane Partners, L.P. units(2)	2.1	—	—	2.1	—	—	2.1
Total assets at fair value	$23.0	$531.6	$—	$554.6	$(492.0)	$(39.5)	$23.1

Liabilities
Liabilities from price risk management	$23.6	$522.2	$—	$545.8	$(492.0)	$7.8	$61.6
Total liabilities at fair value	$23.6	$522.2	$—	$545.8	$(492.0)	$7.8	$61.6

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$20.2	$480.5	$—	$500.7	$(455.0)	$(18.5)	$27.2
Suburban Propane Partners, L.P. units(2)	2.1	—	—	2.1	—	—	2.1
Total assets at fair value	$22.3	$480.5	$—	$502.8	$(455.0)	$(18.5)	$29.3

Liabilities
Liabilities from price risk management	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3
Total liabilities at fair value	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of March 31, 2021 and December 31, 2020, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$286.8	$288.1	$683.8	$691.5
2025 Senior Notes	$495.8	$502.8	$495.5	$509.9
2027 Senior Notes	$593.4	$589.3	$593.2	$594.1
2029 Senior Notes	$689.9	$690.4	$—	$—

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Credit Facility	$530.0	$719.0
2023 Senior Notes	288.0	687.2
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
2029 Senior Notes	700.0	—
Other(1)	0.4	0.4
Less: deferred financing costs, net	30.0	22.6
Total debt	2,588.4	2,484.0
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,588.2	$2,483.8

(1)Represents non-interest bearing obligations related to certain companies acquired in 2014 with payments due through 2022.

Credit Facility

Crestwood Midstream’s five-year $1.25 billion revolving credit facility (the CMLP Credit Facility) is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Contemporaneous with the Crestwood Holdings Transactions described in Note 1, Crestwood Midstream entered into the Third Amendment to its credit agreement in order to, among other things, permit the borrowings under the CMLP Credit Facility to fund the Crestwood Holdings Transactions and revise the definition of Change in Control in the CMLP Credit Agreement as it relates to the control of CEQP’s general partner). The other covenants and restrictive provisions under the amended credit agreement are materially consistent with the covenants that existed at December 31, 2020.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At March 31, 2021, the net debt to consolidated EBITDA ratio was approximately 4.21 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.74 to 1.0, and the senior secured leverage ratio was 0.85 to 1.0.

At March 31, 2021, Crestwood Midstream had $701.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2021 and December 31, 2020, Crestwood Midstream’s outstanding standby letters of credit were $18.8 million and $23.9 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.36% and 4.50% at

March 31, 2021 and 2.40% and 4.50% at December 31, 2020. The weighted-average interest rate on outstanding borrowings as of March 31, 2021 and December 31, 2020 was 3.29% and 2.45%.

Senior Notes

2029 Senior Notes. In January 2021, Crestwood Midstream issued $700 million of 6.00% unsecured senior notes due 2029 (the 2029 Senior Notes). The 2029 Senior Notes will mature on February 1, 2029, and interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The net proceeds from this offering of approximately $691.0 million were used to repay a portion of the 2023 Senior Notes and to repay indebtedness under the CMLP Credit Facility.

2023 Senior Note Repayments. In January 2021, we utilized a portion of the proceeds from the issuance of the 2029 Senior Notes to repurchase and cancel approximately $399.2 million of principal outstanding under our 2023 Senior Notes. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $5.5 million and paid approximately $7.6 million of accrued interest on the 2023 Notes on the date they were repurchased.

In April 2021, we redeemed the remaining $288 million of principal outstanding under the 2023 Senior Notes. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $1.2 million and paid approximately $1.0 million of accrued interest on the 2023 Senior Notes on the date they were repurchased. We funded the repayment with borrowings under the CMLP Credit Facility.

Note 8 – Commitments and Contingencies

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2021 and December 31, 2020, we had approximately $10.5 million and $10.4 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

During 2019, we experienced produced water releases on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. In January 2021, we received a Notice of Violation and Opportunity to Confer from the Environmental Protection Agency (EPA) related to the water releases. In March 2021, we executed a Consent Agreement with the EPA and agreed to pay $0.1 million for penalties related to the water releases. The EPA provided the public a 30-day opportunity to comment on the Consent Agreement beginning on March 30, 2021. We expect to finalize and settle the Consent Agreement after the public comment period concludes. We are also substantially complete with all remediation efforts related to the water releases and continue to monitor any remaining impacts. We will continue our remediation efforts to ensure that lands impacted by the produced water releases are fully remediated. In response to the water releases, we removed several miles of gathering pipeline from the system that remained in service and replaced those sections with a pipeline composed of higher capacity material that is more suitable to the environment and climate conditions in the Bakken. The replaced pipeline increased water gathering capacity on the Arrow system and furthers our commitment to sustainability and environmental stewardship in the areas where we live and operate. We believe these events are insurable under our policies. We have not recorded an insurance receivable as of March 31, 2021.

At both March 31, 2021 and December 31, 2020, our accrual of approximately $1.3 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.3 million to $2.1 million at March 31, 2021.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our previously disposed of retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at March 31, 2021 and December 31, 2020 (in millions):

	CEQP		CMLP
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Self-insurance reserves(1)	$7.3	$7.7	$6.4	$6.7
(1)At March 31, 2021, CEQP and CMLP classified approximately $4.8 million and $4.1 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2021 and December 31, 2020, we have no amounts accrued for these guarantees.

Note 9 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$32.4	$36.8

Accrued expenses and other liabilities	$12.5	$14.7
Other long-term liabilities	25.9	28.5
Total operating lease liabilities	$38.4	$43.2
Finance Leases
Property, plant and equipment	$13.0	$13.3
Less: accumulated depreciation	8.4	7.9
Property, plant and equipment, net	$4.6	$5.4

Accrued expenses and other liabilities	$2.9	$2.9
Other long-term liabilities	1.3	1.9
Total finance lease liabilities	$4.2	$4.8

Lease expense. Our operating lease expense, net totaled $4.8 million and $7.5 million for the three months ended March 31, 2021 and 2020. Our finance lease expense totaled $0.9 million and $1.1 million for the three months ended March 31, 2021 and 2020.

Note 10 – Partners’ Capital and Non-Controlling Partner

Common and Subordinated Units

In conjunction with the Crestwood Holdings Transactions discussed in Note 1, in March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings for approximately $268 million. CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the three months ended March 31, 2021. The Crestwood Holdings Transactions resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. Transaction costs related to the Crestwood Holdings Transactions were approximately $8.0 million of which $7.8 million is reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the three months ended March 31, 2021 and the remaining $0.2 million of costs are included in general and administrative expenses on CEQP’s consolidated statement of operations for the three months ended March 31, 2021.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the three months ended March 31, 2021 and 2020 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
2020
February 7, 2020	February 14, 2020	$0.625	$45.3

On April 15, 2021, we declared a distribution of $0.625 per limited partner unit to be paid on May 14, 2021 to unitholders of record on May 7, 2021 with respect to the quarter ended March 31, 2021.

Preferred Unitholders. During the three months ended March 31, 2021 and 2020, we paid cash distributions to our preferred unitholders of approximately $15.0 million in both periods. On April 15, 2021, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended March 31, 2021.

Crestwood Midstream

During the three months ended March 31, 2021 and 2020, Crestwood Midstream paid cash distributions of $334.0 million and $57.0 million to its partners.

Non-Controlling Partner

Crestwood Niobrara issued preferred interests to CN Jackalope Holdings LLC (Jackalope Holdings), which are reflected as non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets. We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

The following table shows the change in our non-controlling interest in subsidiary at March 31, 2021 and 2020 (in millions):

Balance at December 31, 2020	$432.7
Distributions to non-controlling partner	(9.3)
Net income attributable to non-controlling partner	10.1
Balance at March 31, 2021	$433.5

Balance at December 31, 2019	$426.2
Distributions to non-controlling partner	(9.2)
Net income attributable to non-controlling partner	9.9
Balance at March 31, 2020	$426.9

In April 2021, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million for the quarter ended March 31, 2021.

Other

In February 2021, Crestwood Equity issued 50,000 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2021, we had total unamortized compensation expense of approximately $1.0 million related to these performance units, which we expect will be amortized during the next three years. During the three months ended March 31, 2021, we recognized compensation expense of less then $0.1 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

Note 11 - Earnings Per Limited Partner Unit

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020
Preferred units (1)	7.1	7.1
Crestwood Niobrara’s preferred units(1)	4.2	25.6
Unit-based compensation performance units(1)	0.1	0.5
Subordinated units(1)(2)	0.4	0.4
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units and subordinated units, see our 2020 Annual Report on Form 10-K.
(2)In conjunction with the Crestwood Holdings Transactions, in March 2021, CEQP retired the subordinated units. For additional information regarding the retirement of the subordinated units, see Note 1 and Note 10.

Note 12 – Segments

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

Below is a reconciliation of CEQP’s and CMLP’s net loss to EBITDA (in millions):

	CEQP		CMLP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss	$(38.3)	$(23.4)	$(40.4)	$(25.6)
Add:
Interest and debt expense, net	36.0	32.6	36.0	32.6
Loss on modification/extinguishment of debt	5.5	—	5.5	—
Benefit for income taxes	(0.1)	—	(0.1)	—
Depreciation, amortization and accretion	59.2	56.1	62.8	59.6
EBITDA	$62.3	$65.3	$63.8	$66.6

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three months ended March 31, 2021 and 2020 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2020 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net below was approximately $129.4 million and $13.8 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended March 31, 2021 and 2020.

Segment EBITDA Information

	Three Months Ended March 31, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$154.4	$2.0	$876.3	$—	$1,032.7
Intersegment revenues	105.3	2.4	(107.7)	—	—
Costs of product/services sold	116.5	0.4	696.9	—	813.8
Operations and maintenance expense	21.4	0.6	10.8	—	32.8
General and administrative expense	—	—	—	17.2	17.2
Gain (loss) on long-lived assets, net	(1.5)	—	0.1	—	(1.4)
Loss from unconsolidated affiliates, net	(0.8)	(102.9)	—	—	(103.7)
Crestwood Midstream EBITDA	$119.5	$(99.5)	$61.0	$(17.2)	$63.8
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Crestwood Equity EBITDA	$119.5	$(99.5)	$61.0	$(18.7)	$62.3

	Three Months Ended March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$214.9	$3.5	$509.5	$—	$727.9
Intersegment revenues	40.0	2.6	(42.6)	—	—
Costs of product/services sold	108.3	0.2	425.9	—	534.4
Operations and maintenance expense	27.0	1.4	9.2	—	37.6
General and administrative expense	—	—	—	13.5	13.5
Loss on long-lived assets, net	(1.0)	—	—	—	(1.0)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.8	4.7	—	—	5.5
Crestwood Midstream EBITDA	$39.1	$9.2	$31.8	$(13.5)	$66.6
Crestwood Equity
General and administrative expense	—	—	—	1.4	1.4
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$39.1	$9.2	$31.8	$(14.8)	$65.3

Other Segment Information

	CEQP		CMLP
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Total Assets
Gathering and Processing	$3,421.9	$3,464.6	$3,563.5	$3,609.7
Storage and Transportation	832.5	944.6	832.5	944.6
Marketing, Supply and Logistics	731.3	805.0	731.3	805.0
Corporate	31.6	29.5	28.1	26.2
Total Assets	$5,017.3	$5,243.7	$5,155.4	$5,385.5

Note 13 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Topic 606 totaled $223.0 million and $219.9 million for both CEQP and CMLP at March 31, 2021 and December 31, 2020, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 16 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2021	December 31, 2020
Contract assets (non-current)	$1.0	$1.0
Contract liabilities (current)(1)	$10.1	$10.3
Contract liabilities (non-current)(1)	$176.5	$172.2

(1)During the three months ended March 31, 2021, we recognized revenues of approximately $3.1 million that were previously included in contract liabilities at December 31, 2020. The remaining change in our contract liabilities during the three months ended March 31, 2021, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of March 31, 2021 (in millions):

Remainder of 2021	$69.8
2022	77.0
2023	52.3
2024	31.4
Total	$230.5

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2021 and 2020 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended March 31, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$31.4	$—	$—	$—	$31.4
Crude oil	20.7	—	—	—	20.7
Water	22.0	—	—	—	22.0
Processing
Natural gas	7.0	—	—	—	7.0
Compression
Natural gas	4.7	—	—	—	4.7
Storage
Crude oil	0.1	0.6	—	(0.5)	0.2
NGLs	—	—	3.7	—	3.7
Pipeline
Crude oil	—	1.3	—	(0.5)	0.8
Transportation
Crude oil	0.7	—	—	—	0.7
NGLs	—	—	4.2	—	4.2
Rail Loading
Crude oil	—	2.3	—	(1.3)	1.0
Product Sales
Natural gas	42.8	—	95.6	(42.2)	96.2
Crude oil	90.0	—	251.2	(22.7)	318.5
NGLs	40.3	—	406.0	(40.3)	406.0
Other	—	0.2	0.2	(0.2)	0.2
Total Topic 606 revenues	259.7	4.4	760.9	(107.7)	917.3
Non-Topic 606 revenues	—	—	115.4	—	115.4
Total revenues	$259.7	$4.4	$876.3	$(107.7)	$1,032.7

	Three Months Ended March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$43.8	$—	$—	$—	$43.8
Crude oil	26.5	—	—	—	26.5
Water	23.0	—	—	—	23.0
Processing
Natural gas	10.2	—	—	—	10.2
Compression
Natural gas	6.3	—	—	—	6.3
Storage
Crude oil	0.5	0.6	—	(0.4)	0.7
NGLs	—	—	1.6	—	1.6
Pipeline
Crude oil	—	1.6	—	(0.5)	1.1
Transportation
Crude oil	2.0	—	1.6	—	3.6
NGLs	—	—	1.7	—	1.7
Rail Loading
Crude oil	—	3.4	—	(1.4)	2.0
Product Sales
Natural gas	12.0	—	18.3	(11.7)	18.6
Crude oil	121.1	—	250.2	(16.3)	355.0
NGLs	9.5	—	160.3	(11.9)	157.9
Other	—	0.5	0.5	(0.4)	0.6
Total Topic 606 revenues	254.9	6.1	434.2	(42.6)	652.6
Non-Topic 606 revenues	—	—	75.3	—	75.3
Total revenues	$254.9	$6.1	$509.5	$(42.6)	$727.9

Note 14 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the three months ended March 31, 2021 and 2020, we paid approximately $0.3 million and $2.4 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2020 Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2021	2020
Revenues at CEQP and CMLP(1)	$4.9	$7.5
Costs of product/services sold at CEQP and CMLP(2)	$41.1	$3.2
Operations and maintenance expenses charged by CEQP and CMLP(3)	$5.7	$6.2
General and administrative expenses charged by CEQP to CMLP, net(4)	$5.9	$7.1
General and administrative expenses at CEQP charged to Crestwood Holdings, net(5)	$4.8	$12.8

(1)Relates to the sale of NGLs to a subsidiary of Crestwood Permian.
(2)Includes (i) $30.3 million and $3.2 million during the three months ended March 31, 2021 and 2020 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; and (ii) $10.8 million during the three months ended March 31, 2021 related to purchases of natural gas from a subsidiary of Tres Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2021, we charged $1.7 million to Stagecoach Gas, $1.2 million to Tres Holdings, and $2.8 million to Crestwood Permian. During the three months ended March 31, 2020, we charged $1.7 million to Stagecoach Gas, $1.1 million to Tres Holdings, and $3.4 million to Crestwood Permian.
(4)Includes $6.9 million and $8.2 million of unit-based compensation charges allocated from CEQP to CMLP for the three months ended March 31, 2021 and 2020. In addition, includes $1.0 million and $1.1 million of CMLP’s general and administrative costs allocated to CEQP during the three months ended March 31, 2021 and 2020.
(5)Includes a $4.6 million and $12.6 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended March 31, 2021 and 2020. In addition, includes $0.2 million of CEQP’s general and administrative costs allocated to Crestwood Holdings during both the three months ended March 31, 2021 and 2020.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	March 31, 2021	December 31, 2020
Accounts receivable at CEQP and CMLP	$8.1	$2.5
Accounts payable at CEQP(1)	$15.4	$7.5
Accounts payable at CMLP	$15.4	$5.0

(1)In conjunction with the Crestwood Holdings Transactions discussed in Note 1, CEQP eliminated approximately $2.6 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the three months ended March 31, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

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

We have taken a number of strategic steps to better position the Company as an industry leader in Environmental, Social and Governance (ESG) efforts and as a stronger, better capitalized company that can accretively grow cash flows.

In March 2021, CEQP acquired approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP) from Crestwood Holdings, and signed a definitive agreement to acquire the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP LLC, which owns CEQP’s non-economic general partner interest) (collectively the Crestwood Holdings Transactions) for $268 million in cash. The acquisition of the general partner and limited partner interests of Crestwood Holdings LP will close on or before the 180th day after the date of the initial closing of the Crestwood Holdings Transactions. The purchase price was funded through borrowings under the Crestwood Midstream credit facility. The Crestwood Holdings Transactions resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings.

The Crestwood Holdings Transactions were a significant step in our strategy to drive peer leading governance and set the stage for future growth by simplifying our organizational structure, increasing our public float and liquidity and enhancing our financial flexibility as we strive to generate long-term value for our unitholders. Additionally, in connection with the Crestwood Holdings Transactions, Crestwood Holdings repaid all of its outstanding debt which further enhances CEQP’s future flexibility around capital allocation priorities and eliminates any potential future risks around a change of control related to Crestwood Holdings’ debt as previously described in our Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K. Once the Crestwood Holdings Transactions are fully closed, CEQP will transition to a traditional public company governance structure with a publicly elected board of directors which further ensures alignment between management and the Board of Directors with common unitholders and is consistent with our long-term ESG program.

In addition to the strategic steps discussed above, we have also taken steps to (i) substantially reduce capital expenditures in response to lower development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe the Company is well positioned to execute its business plan.

Recent Developments

Bakken DAPL Matter. In July 2020, a U.S. District Court (District Court) ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) stayed the DAPL shutdown, and set an expedited briefing schedule to determine the merits of the District Court’s decision. The D.C. Circuit issued an opinion on January 26, 2021, which upheld the District Court’s decision on the merits, but did not rule on whether DAPL should be prohibited from continued operation. The plaintiffs sought another injunction against DAPL’s continued operation, which has been fully briefed before the District Court. On April 9, 2021, the Army Corps informed the District Court it was continuing to monitor DAPL’s operation, and, at the moment, has no plans to hinder DAPL’s operation. The District Court granted a 10-day continuance following the Army Corps’ announcement on April 9, 2021 and is expected to render a decision as early as May 2021. Most recently, on April 23, 2021, the D.C. Circuit denied DAPL’s rehearing request for the January 26, 2021 decision vacating necessary permitting for DAPL. We continue to monitor these legal proceedings, as well as the Army Corps renewed permitting efforts.

We are actively engaged with our producer customers on the Arrow system to ensure downstream market access for their crude oil volumes. The Arrow gathering system currently connects to the DAPL, Hiland, Tesoro and True Companies’ Bridger Four Bears pipelines, providing significant downstream delivery capacity for our Arrow customers. Additionally, we can transport Arrow crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact to our producers with the ability to access multiple markets out of the basin.

Regulatory Matters

The Federal Energy Regulatory Commission (FERC) issued a Notice of Inquiry (NOI) on April 19, 2018 (2018 NOI) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (1999 Policy Statement), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (2021 NOI), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI are due on May 26, 2021. Although the FERC has not taken any further action regarding the 2018 NOI or 2021 NOI, we are unable to predict what, if any, changes may be proposed as a result of the NOIs that will affect our natural gas pipeline operations or when such proposals, if any, might become effective.

Critical Accounting Estimates

Our critical accounting estimates are consistent with those described in our 2020 Annual Report on Form 10-K. Below is an update of our critical accounting estimates related to equity method investments.

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

Our equity method investments have long-lived assets, intangible assets, goodwill and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During the first quarter of 2021, we recorded a $119.9 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of us recording our proportionate share of a goodwill impairment recorded by the equity method investee. Stagecoach Gas recorded this goodwill impairment based on market-based information received from Con Edison Gas Pipeline and Storage Northeast, LLC’s (the other 50% owner of Stagecoach Gas) strategic evaluation of its investment in Stagecoach Gas during the three months ended March 31, 2021. Stagecoach Gas has historically utilized an income-based approach during its previous goodwill impairment evaluations however, based on recent market-based information received, Stagecoach Gas determined that a combination of the income-based approach and market-based approach was appropriate in determining the fair value of its reporting unit during the three months ended March 31, 2021. The carrying value of our Stagecoach Gas equity method investment was $666.2 million at March 31, 2021. None of our other equity method investments recorded any material impairments during the three months ended March 31, 2021.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues	$1,032.7	$727.9	$1,032.7	$727.9
Costs of product/services sold	813.8	534.4	813.8	534.4
Operations and maintenance expense	32.8	37.6	32.8	37.6
General and administrative expense	18.7	14.9	17.2	13.5
Depreciation, amortization and accretion	59.2	56.1	62.8	59.6
Loss on long-lived assets, net	1.4	1.0	1.4	1.0
Goodwill impairment	—	80.3	—	80.3
Operating income	106.8	3.6	104.7	1.5
Earnings (loss) from unconsolidated affiliates, net	(103.7)	5.5	(103.7)	5.5
Interest and debt expense, net	(36.0)	(32.6)	(36.0)	(32.6)
Loss on modification/extinguishment of debt	(5.5)	—	(5.5)	—
Other income, net	—	0.1	—	—
Benefit for income taxes	0.1	—	0.1	—
Net loss	(38.3)	(23.4)	(40.4)	(25.6)
Add:
Interest and debt expense, net	36.0	32.6	36.0	32.6
Loss on modification/extinguishment of debt	5.5	—	5.5	—
Benefit for income taxes	(0.1)	—	(0.1)	—
Depreciation, amortization and accretion	59.2	56.1	62.8	59.6
EBITDA	62.3	65.3	63.8	66.6
Unit-based compensation charges	2.3	(4.4)	2.3	(4.4)
Loss on long-lived assets, net	1.4	1.0	1.4	1.0
Goodwill impairment	—	80.3	—	80.3
(Earnings) loss from unconsolidated affiliates, net	103.7	(5.5)	103.7	(5.5)
Adjusted EBITDA from unconsolidated affiliates, net	25.7	19.3	25.7	19.3
Change in fair value of commodity inventory-related derivative contracts	(30.5)	(5.8)	(30.5)	(5.8)
Significant transaction and environmental related costs and other items	0.5	1.2	0.3	1.2
Adjusted EBITDA	$165.4	$151.4	$166.7	$152.7

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net cash provided by operating activities	$258.5	$119.2	$259.2	$115.8
Net changes in operating assets and liabilities	(122.8)	(3.7)	(122.0)	1.2
Amortization of debt-related deferred costs	(1.7)	(1.6)	(1.7)	(1.6)
Interest and debt expense, net	36.0	32.6	36.0	32.6
Unit-based compensation charges	(2.3)	4.4	(2.3)	4.4
Loss on long-lived assets, net	(1.4)	(1.0)	(1.4)	(1.0)
Goodwill impairment	—	(80.3)	—	(80.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(103.8)	(4.5)	(103.8)	(4.5)
Deferred income taxes	—	0.2	—	—
Benefit for income taxes	(0.1)	—	(0.1)	—
Other non-cash income	(0.1)	—	(0.1)	—
EBITDA	62.3	65.3	63.8	66.6
Unit-based compensation charges	2.3	(4.4)	2.3	(4.4)
Loss on long-lived assets, net	1.4	1.0	1.4	1.0
Goodwill impairment	—	80.3	—	80.3
(Earnings) loss from unconsolidated affiliates, net	103.7	(5.5)	103.7	(5.5)
Adjusted EBITDA from unconsolidated affiliates, net	25.7	19.3	25.7	19.3
Change in fair value of commodity inventory-related derivative contracts	(30.5)	(5.8)	(30.5)	(5.8)
Significant transaction and environmental related costs and other items	0.5	1.2	0.3	1.2
Adjusted EBITDA	$165.4	$151.4	$166.7	$152.7

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$154.4	$2.0	$876.3	$214.9	$3.5	$509.5
Intersegment revenues	105.3	2.4	(107.7)	40.0	2.6	(42.6)
Costs of product/services sold	116.5	0.4	696.9	108.3	0.2	425.9
Operations and maintenance expenses	21.4	0.6	10.8	27.0	1.4	9.2
Gain (loss) on long-lived assets, net	(1.5)	—	0.1	(1.0)	—	—
Goodwill impairment	—	—	—	(80.3)	—	—
Earnings (loss) from unconsolidated affiliates, net	(0.8)	(102.9)	—	0.8	4.7	—
EBITDA	$119.5	$(99.5)	$61.0	$39.1	$9.2	$31.8

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2021 compared to the same period in 2020.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $80.4 million during the three months March 31, 2021 compared to the same period in 2020. Our gathering and processing segment’s EBITDA for the three months ended March 31, 2020 was impacted by an $80.3 million goodwill impairment related to our Jackalope operations (see Item 1. Financial Statements, Note 2 for a further discussion of this impairment).

Our gathering and processing segment’s revenues increased by approximately $4.8 million during the three months ended March 31, 2021 compared to the same period in 2020, while our costs of product/services sold increased by approximately $8.2 million. The increases were primarily driven by higher volumes and higher average prices that our gathering and processing segment (primarily our Arrow operations) realized on its agreements under which it purchases and sells natural gas during the three months ended March 31, 2021 compared to the same period in 2020. During the three months ended March 31, 2021, Arrow’s natural gas gathering and processing volumes increased by 13% and 17%, respectively. Partially offsetting the increase in Arrow’s revenues and costs of product/services sold were lower revenues from our Jackalope operations, which were driven by a 36% and 31% decrease in natural gas gathering and processing volumes, respectively, due to its major customer connecting fewer wells to our system during the three months ended March 31, 2021 compared to the same period in 2020 as a result of lower commodity prices, coupled with its major customer shutting in production during 2021 as a result of unusual winter weather conditions.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $5.6 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the sale of our Fayetteville assets in October 2020 and efforts we undertook starting in the second quarter of 2020 to reduce costs in response to lower commodity prices.
Our gathering and processing segment’s EBITDA was also impacted by a decrease in earnings of approximately $1.6 million from our Crestwood Permian equity investment during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to higher electricity costs experienced by the equity investment due to unusual winter weather conditions during the three months ended March 31, 2021.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by $108.7 million during the three months ended March 31, 2021 compared to the same period in 2020. Our storage and transportation segment’s EBITDA for the three months ended March 31, 2021 was impacted by a $119.9 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of us recording our proportionate share of a goodwill impairment recorded by the equity method investee further discussed below.

During the three months ended March 31, 2021, COLT’s rail loading volumes decreased by 16% compared to the same period in 2020 due to the lower demand for rail loading services which resulted in a decrease in revenues and operations and maintenance expenses of approximately $1.7 million and $0.8 million, respectively. Our storage and transportation segment’s costs of product/services sold were relatively flat during the three months ended March 31, 2021 compared to the same period in 2020.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates. During the three months ended March 31, 2021, we recorded a $119.9 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of us recording our proportionate share of a goodwill impairment recorded by the equity method investee. For a further discussion of this matter, see Item 1. Financial Statements, Note 4 and “Critical Accounting Estimates” above. Aside from this goodwill impairment, our earnings from our Stagecoach Gas equity investment were relatively flat. During the three months ended March 31, 2021, earnings from our Tres Holdings equity investment increased by $9.3 million compared to the same period in 2020, primarily due to higher revenues from gas inventory sales and an increase in demand for its storage and transportation services due to the unusually cold weather experienced during the first quarter of 2021 compared to 2020. During the three months ended March 31, 2021, equity earnings from our PRBIC equity investment increased by $4.6 million compared to the same period in 2020. During 2020, we recorded a $4.5 million reduction in earnings from PRBIC to reflect our proportionate share of a long-lived asset impairment recorded by our PRBIC equity investment.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment increased by approximately $29.2 million during the three months ended March 31, 2021 compared to the same period in 2020. Our marketing, supply and logistics segments’ revenues increased by approximately $301.7 million during the three months ended March 31, 2021 compared to the same period in 2020, while our costs of product/services sold increased by approximately $271.0 million.

Our NGL marketing and logistics operations experienced an increase in revenues and costs of product/services sold of approximately $262.9 million and $239.1 million, respectively, during the three months ended March 31,2021 compared to the same period in 2020. These increases were primarily due to an increase in demand for NGLs and related rail, storage and terminalling services given the unusually cold weather experienced during the first quarter of 2021 compared to 2020. Also contributing to the increases in our NGL marketing and logistics operations was the impact of the operating results of the NGL assets acquired from Plains All American Pipeline, L.P. (Plains) in April 2020, which increased our ability to capture additional opportunities in the markets in which these assets operate. Included in our costs of product/services sold was a loss of $8.1 million during the three months ended March 31, 2021 compared to a gain of $22.0 million during the three months ended March 31, 2020 related to our price risk management activities.

Our crude and natural gas marketing operations experienced an increase in its revenues and product costs of approximately $38.8 million and $31.9 million, respectively, during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase marketing activity surrounding our natural gas-related operations driven by unusual winter weather conditions experienced during the first quarter of 2021.

Our marketing, supply and logistics segment’s operations and maintenance expenses increased by approximately $1.6 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the acquisition of several NGL storage and rail-to-truck terminals from Plains in April 2020.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2021, our general and administrative expenses increased by approximately $4 million compared to the same period in 2020, primarily due higher unit-based compensation charges as a result of the increase in the market price for Crestwood Equity’s common units during the three months ended March 31, 2021 compared to the same period in 2020. Partially offsetting this increase was lower employee-related expenses due to our cost cutting efforts we undertook starting in the second quarter of 2020.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2021, our depreciation, amortization and accretion expense increased by approximately $3 million compared to the same period in 2020, primarily due to the acquisition of our NGL assets from Plains in April 2020. In addition, we placed in-service the expansion of our processing capacity at our Bucking Horse processing facility on our Powder River Basin system in early 2020.

Interest and Debt Expense, Net. Interest and debt expense, net increased by approximately $3.4 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the issuance of $700 million unsecured senior notes in January 2021 and lower capitalized interest during these periods due to the timing of growth capital projects primarily in the Powder River Basin. Partially offsetting these increases was lower average outstanding balances on our Crestwood Midstream credit facility.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2021	2020
Credit facility	$3.5	$6.4
Senior notes	29.8	26.6
Other	2.9	1.8
Gross interest and debt expense	36.2	34.8
Less: capitalized interest	0.2	2.2
Interest and debt expense, net	$36.0	$32.6

Loss on Extinguishment of Debt. During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt of approximately $5.5 million in conjunction with the redemption of a portion of our 2023 Senior Notes.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. On April 15, 2021, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on May 14, 2021 and was consistent with the distribution paid in February 2021. Based on our financial performance during the three months ended March 31, 2021, and our estimates of our financial performance for future quarters, we believe the current level of distributions is appropriate. As described above, the Crestwood Holdings Transactions resulted in Crestwood Equity acquiring and cancelling approximately 11.5 million common units, which decreased our annual distributions (at the current rate of $0.625 per unit) by approximately $29 million per year and eliminates any future consideration by our board of directors regarding the level of distributions to our unitholders of any risks created by Crestwood Holdings’ debt (which was fully repaid as of March 31, 2021). We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and beginning with the first quarter of 2021, we will pay quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

In March 2021, Crestwood Equity’s board of directors authorized a $175 million common unit and preferred unit repurchase program effective through December 31, 2022. Pursuant to the program, we may purchase common and preferred units from time to time in the open market in accordance with applicable securities laws at current market prices. The timing and amount of purchases under the program will be determined based on growth capital opportunities, financial performance and outlook, and other factors, including acquisition opportunities and market conditions. The unit repurchase program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time.

As of March 31, 2021, we had $701.2 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of March 31, 2021, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended March 31, 2021, we repurchased and cancelled approximately $399.2 million of principal outstanding under our 2023 Senior Notes. In April 2021, we redeemed the remaining $288 million of principal outstanding under the 2023 Senior Notes which was funded through borrowings under our Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$258.5	$119.2
Net cash used in investing activities	$(2.0)	$(83.3)
Net cash used in financing activities	$(254.2)	$(56.4)

Operating Activities

Our operating cash flows increased by approximately $139.3 million during the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by a net cash inflow from working capital of approximately $119.1 million, driven primarily by the sale of higher levels of NGL inventory at the close of the winter season during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increased activity from the NGL assets acquired from Plains during the second quarter of 2020, and the timing and amount of commodity purchases given higher volatility during 2021 compared to 2020. Also contributing to the increase in our operating cash flows during the three months ended March 31, 2021 compared to the same period in 2020 was an increase in our operating revenues of approximately $304.8 million, partially offset by higher costs of product/services sold of approximately $279.4 million primarily from our marketing, supply and logistics segment as discussed in Results of Operations above.

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

Our growth capital expenditures during the year will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. Additional commitments or expenditures will be made at our discretion, and any discontinuation of these construction projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the three months ended March 31, 2021 (in millions):

Growth capital	$5.5
Maintenance capital	3.0
Other (1)	0.8
Purchases of property, plant and equipment	$9.3

(1)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the three months ended March 31, 2021 and 2020, we contributed approximately $6.9 million and $6.0 million to our Tres Holdings equity investment for its operating purposes. During the three months ended March 31, 2021, we contributed approximately $3.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects.

Financing Activities

The following equity and debt transactions impacted our financing activities during the three months ended March 31, 2021:

Equity and Debt Transactions

•During the three months ended March 31, 2021, CEQP paid approximately $271.8 million in conjunction with the Crestwood Holdings Transactions;

•During the three months ended March 31, 2020, our taxes paid from unit-based compensation vesting decreased by $7 million compared to the same period in 2020, primarily due to lower vesting of unit-based compensation awards;

•During the three months ended March 31, 2021, we paid approximately $402.5 million to repurchase and cancel approximately $399.2 million of our senior notes due 2023;

•During the three months ended March 31, 2021, we received net proceeds of approximately $691 million from the issuance of our senior notes due 2029; and

•During the three months ended March 31, 2021, our other debt-related transactions resulted in net payments of approximately $191.4 million compared to net proceeds of approximately $29.0 million during the same period in 2020.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. For additional information regarding our credit facility and senior notes and related guarantees, see our 2020 Annual Report on Form 10-K and Item 1. Financial Statements, Note 7.

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

Summarized Combined Balance Sheet Information (in millions)

	March 31, 2021	December 31, 2020
Current assets	$301.7	$371.3
Current assets - affiliates	$8.1	$1.1
Property, plant and equipment, net	$2,265.9	$2,295.2
Non-current assets	$681.6	$696.2
Current liabilities	$406.2	$345.4
Current liabilities - affiliates	$15.4	$5.0
Long-term debt, less current portion	$2,588.2	$2,483.8
Non-current liabilities	$151.8	$157.4

Summarized Combined Statement of Operations Information (in millions)

Three Months Ended March 31, 2021
Revenues	$1,008.8
Revenues - affiliates	$7.6
Cost of products/services sold	$772.7
Cost of products/services sold - affiliates	$41.1
Operations and maintenance expenses(1)	$26.9
General and administrative expenses, net(2)	$17.2
Operating income	$108.5
Net income	$68.1

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2021, we charged $8.1 million to our affiliates under these agreements.
(2)    Includes $1.3 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2020 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2020 to March 31, 2021.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Part I, Item 1. Financial Statements, Note 8 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2021, Crestwood Gas Services Holdings LLC, a company controlled by an investment fund sponsored by First Reserve, closed on a private placement of six million common units representing limited partner interests of CEQP for gross proceeds of $132 million. CEQP did not sell any common units and did not receive any proceeds from the private placement.

The securities offered in the private placement were not registered under the Securities Act of 1933, as amended or any state securities laws, and were sold in reliance upon the exemption provided in Section 4(a)(7) of the Securities Act of 1933.

The table below presents the CEQP’s common unit repurchase activity for the three months ended March 31, 2021:

	Total Number of Units Repurchased(1)	Weighted-Average Price Paid Per Unit	Units Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Repurchased Under the Program(2)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	—	—	—
March 1, 2021 - March 31, 2021	11,469,911	22.49	—	175,000,000
Totals / Weighted Average	11,469,911	$22.49	—	$175,000,000
(1)All units repurchased during the three months ended March 31, 2021, were purchased pursuant to the Crestwood Holdings Transactions described in Part I, Item 1. Financial Statements, Note 1.
(2)On March 25, 2021, CEQP’s board of directors approved a plan to repurchase common and preferred units in one or more open-market transactions or in privately negotiated transactions, with an aggregate purchase price not to exceed $175 million exclusive of any fees, commissions or other expenses. The repurchase program expires December 31, 2022. No units have been purchased under the program during the three months ended March 31, 2021.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description
2.1
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP's Form 8-K filed on April 22, 2016)

2.2
Purchase Agreement, dated as of April 9, 2019, by and between Crestwood Niobrara LLC and Williams MLP Operating, LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

2.3
Purchase Agreement, dated as of March 25, 2021, by and among Crestwood Holdings LLC, as the seller, and Crestwood Equity Partners LP, as the purchaser, and, for the limited purposes set forth therein, Crestwood Equity GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 26, 2021)

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 25, 2021, by and among Crestwood Midstream Partners LP, as borrower, Wells Fargo Bank, National Association, as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s 8-K filed on March 26, 2021)

10.2
Common Unit Purchase Agreement, dated as of March 25, 2021, by and among Crestwood Equity Partners LP, Crestwood Gas Services Holdings LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on March 26, 2021)

10.3
Registration Rights Agreement, dated March 30, 2021, by and between Crestwood Equity Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 31, 2021)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	April 30, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	April 30, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)