Form 10-Q
period 2021-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2021-07-29
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 23, 2021).

Crestwood Equity Partners LP	62,901,947
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$16.6	$14.0
Accounts receivable, less allowance for doubtful accounts of $2.0 million and $0.9 million at June 30, 2021 and December 31, 2020	329.1	262.2
Inventory	148.1	89.1
Assets from price risk management activities	27.6	27.2
Prepaid expenses and other current assets	8.4	13.4
Total current assets	529.8	405.9
Property, plant and equipment	3,805.2	3,759.6
Less: accumulated depreciation	927.1	842.5
Property, plant and equipment, net	2,878.1	2,917.1
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	362.5	331.8
Intangible assets, net	763.6	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	29.6	36.8
Investments in unconsolidated affiliates	782.9	943.7
Other non-current assets	7.6	7.3
Total assets	$5,130.2	$5,243.7
Liabilities and capital
Current liabilities:
Accounts payable	$302.4	$160.3
Accrued expenses and other liabilities	154.8	122.0
Liabilities from price risk management activities	150.1	76.3
Contingent consideration, current portion	19.0	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	626.5	377.8
Long-term debt, less current portion	2,621.6	2,483.8
Contingent consideration	19.0	38.0
Other long-term liabilities	254.9	253.3
Deferred income taxes	2.6	2.7
Total liabilities	3,524.6	3,155.6
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary (Note 11)	433.5	432.7
Crestwood Equity Partners LP partners’ capital (62,805,156 common units issued and outstanding at June 30, 2021 and 73,970,208 common and subordinated units issued and outstanding at December 31, 2020)	560.1	1,043.4
Preferred units (71,257,445 units issued and outstanding at both June 30, 2021 and December 31, 2020)	612.0	612.0
Total partners’ capital	1,172.1	1,655.4
Total liabilities and capital	$5,130.2	$5,243.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenues:
Gathering and processing	$87.3	$30.5	$155.2	$133.2
Marketing, supply and logistics	733.4	220.5	1,596.1	717.0
Related party (Note 15)	12.8	7.4	17.7	14.7
	833.5	258.4	1,769.0	864.9
Services revenues:
Gathering and processing	85.8	84.0	172.3	196.2
Storage and transportation	2.0	3.1	4.0	6.6
Marketing, supply and logistics	7.9	7.1	16.6	12.6
Related party (Note 15)	0.4	0.1	0.4	0.3
	96.1	94.3	193.3	215.7
Total revenues	929.6	352.7	1,962.3	1,080.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	768.0	217.4	1,535.6	742.0
Product costs - related party (Note 15)	25.4	3.6	66.5	6.8
Service costs	3.8	4.7	8.9	11.3
Total costs of products/services sold	797.2	225.7	1,611.0	760.1

Operating expenses and other:
Operations and maintenance	25.8	31.6	58.6	69.2
General and administrative	22.8	29.5	41.5	44.4
Depreciation, amortization and accretion	58.8	61.0	118.0	117.1
(Gain) loss on long-lived assets, net	(0.3)	3.8	1.1	4.8
Goodwill impairment	—	—	—	80.3
	107.1	125.9	219.2	315.8
Operating income	25.3	1.1	132.1	4.7

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (loss) from unconsolidated affiliates, net	(27.1)	8.4	(130.8)	13.9
Interest and debt expense, net	(35.1)	(34.0)	(71.1)	(66.6)
Loss on modification/extinguishment of debt	(1.2)	—	(6.7)	—
Other income, net	0.1	0.1	0.1	0.2
Loss before income taxes	(38.0)	(24.4)	(76.4)	(47.8)
(Provision) benefit for income taxes	(0.1)	0.1	—	0.1
Net loss	(38.1)	(24.3)	(76.4)	(47.7)
Net income attributable to non-controlling partner	10.3	10.2	20.4	20.1
Net loss attributable to Crestwood Equity Partners LP	(48.4)	(34.5)	(96.8)	(67.8)
Net income attributable to preferred units	15.0	15.0	30.0	30.0
Net loss attributable to partners	$(63.4)	$(49.5)	$(126.8)	$(97.8)

Net loss per limited partner unit: (Note 12)
Basic and Diluted	$(1.00)	$(0.68)	$(1.85)	$(1.34)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	63.5	73.2	68.4	73.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(38.1)	$(24.3)	$(76.4)	$(47.7)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	(1.1)
Comprehensive loss	(38.1)	(24.3)	(76.4)	(48.8)
Comprehensive income attributable to non-controlling partner	10.3	10.2	20.4	20.1
Comprehensive loss attributable to Crestwood Equity Partners LP	$(48.4)	$(34.5)	$(96.8)	$(68.9)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2020	71.3	$612.0	73.6	0.4	$1,043.4	$1,655.4
Crestwood Holdings Transactions (Note 11)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 11)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(15.0)	—	—	(46.4)	(61.4)
Unit-based compensation charges	—	—	1.1	—	3.7	3.7
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.1)	(8.1)
Other	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at March 31, 2021	71.3	612.0	62.8	—	655.6	1,267.6
Distributions to partners	—	(15.0)	—	—	(39.3)	(54.3)
Unit-based compensation charges	—	—	—	—	7.6	7.6
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at June 30, 2021	71.3	$612.0	62.8	—	$560.1	$1,172.1

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(15.0)	—	—	(45.3)	(60.3)
Unit-based compensation charges	—	—	1.7	—	0.2	0.2
Taxes paid for unit-based compensation vesting	—	—	(0.5)	—	(15.1)	(15.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.2	—	3.5	3.5
Net income (loss)	—	15.0	—	—	(48.3)	(33.3)
Balance at March 31, 2020	71.3	612.0	73.3	0.4	1,214.7	1,826.7
Distributions to partners	—	(15.0)	—	—	(45.7)	(60.7)
Unit-based compensation charges	—	—	—	—	13.6	13.6
Taxes paid for unit-based compensation vesting	—	—	(0.1)	—	(0.4)	(0.4)
Other	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	15.0	—	—	(49.5)	(34.5)
Balance at June 30, 2020	71.3	$612.0	73.2	0.4	$1,132.6	$1,744.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(76.4)	$(47.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	118.0	117.1
Amortization of debt-related deferred costs	3.4	3.2
Unit-based compensation charges	9.9	9.2
Loss on long-lived assets, net	1.1	4.8
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	6.7	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	141.1	5.4
Deferred income taxes	(0.1)	(0.3)
Other	0.1	—
Changes in operating assets and liabilities	89.7	11.4
Net cash provided by operating activities	293.5	183.4
Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(162.3)
Purchases of property, plant and equipment	(21.3)	(143.2)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	32.9	18.9
Other	0.5	(0.3)
Net cash provided by (used in) investing activities	1.9	(292.9)
Financing activities
Proceeds from the issuance of long-term debt	2,005.6	742.5
Payments on long-term debt	(1,866.8)	(498.2)
Payments on finance leases	(1.4)	(1.6)
Payments for deferred financing costs	(11.1)	—
Net proceeds from issuance of non-controlling interest	—	2.8
Payments for Crestwood Holdings Transactions	(275.6)	—
Distributions to partners	(85.7)	(91.0)
Distributions to non-controlling partner	(19.6)	(18.5)
Distributions to preferred unitholders	(30.0)	(30.0)
Taxes paid for unit-based compensation vesting	(8.2)	(15.5)
Net cash provided by (used in) financing activities	(292.8)	90.5
Net change in cash	2.6	(19.0)
Cash at beginning of period	14.0	25.7
Cash at end of period	$16.6	$6.7
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(29.2)	$35.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$15.9	$13.7
Accounts receivable, less allowance for doubtful accounts of $2.0 million and $0.9 million at June 30, 2021 and December 31, 2020	329.0	262.2
Inventory	148.1	89.1
Assets from price risk management activities	27.6	27.2
Prepaid expenses and other current assets	8.4	13.4
Total current assets	529.0	405.6
Property, plant and equipment	4,135.3	4,089.6
Less: accumulated depreciation	1,120.0	1,028.3
Property, plant and equipment, net	3,015.3	3,061.3
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	362.5	331.8
Intangible assets, net	763.6	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	29.6	36.8
Investments in unconsolidated affiliates	782.9	943.7
Other non-current assets	5.4	5.2
Total assets	$5,264.4	$5,385.5
Liabilities and capital
Current liabilities:
Accounts payable	$302.4	$157.8
Accrued expenses and other liabilities	153.3	120.1
Liabilities from price risk management activities	150.1	76.3
Contingent consideration, current portion	19.0	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	625.0	373.4
Long-term debt, less current portion	2,621.6	2,483.8
Contingent consideration	19.0	38.0
Other long-term liabilities	252.6	251.8
Deferred income taxes	0.7	0.7
Total liabilities	3,518.9	3,147.7
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary (Note 11)	433.5	432.7
Partners’ capital	1,312.0	1,805.1
Total liabilities and capital	$5,264.4	$5,385.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenues:
Gathering and processing	$87.3	$30.5	$155.2	$133.2
Marketing, supply and logistics	733.4	220.5	1,596.1	717.0
Related party (Note 15)	12.8	7.4	17.7	14.7
	833.5	258.4	1,769.0	864.9
Service revenues:
Gathering and processing	85.8	84.0	172.3	196.2
Storage and transportation	2.0	3.1	4.0	6.6
Marketing, supply and logistics	7.9	7.1	16.6	12.6
Related party (Note 15)	0.4	0.1	0.4	0.3
	96.1	94.3	193.3	215.7
Total revenues	929.6	352.7	1,962.3	1,080.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	768.0	217.4	1,535.6	742.0
Product costs - related party (Note 15)	25.4	3.6	66.5	6.8
Service costs	3.8	4.7	8.9	11.3
Total costs of product/services sold	797.2	225.7	1,611.0	760.1

Operating expenses and other:
Operations and maintenance	25.8	31.6	58.6	69.2
General and administrative	19.7	28.4	36.9	41.9
Depreciation, amortization and accretion	62.2	64.6	125.0	124.2
(Gain) loss on long-lived assets, net	(0.3)	3.8	1.1	4.8
Goodwill impairment	—	—	—	80.3
	107.4	128.4	221.6	320.4
Operating income (loss)	25.0	(1.4)	129.7	0.1
Earnings (loss) from unconsolidated affiliates, net	(27.1)	8.4	(130.8)	13.9
Interest and debt expense, net	(35.1)	(34.0)	(71.1)	(66.6)
Loss on modification/extinguishment of debt	(1.2)	—	(6.7)	—
Loss before income taxes	(38.4)	(27.0)	(78.9)	(52.6)
(Provision) benefit for income taxes	(0.1)	0.2	—	0.2
Net loss	(38.5)	(26.8)	(78.9)	(52.4)
Net income attributable to non-controlling partner	10.3	10.2	20.4	20.1
Net loss attributable to Crestwood Midstream Partners LP	$(48.8)	$(37.0)	$(99.3)	$(72.5)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	1,414.7
Distributions to partners	(61.4)
Unit-based compensation charges	7.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(48.8)
Balance at June 30, 2021	$1,312.0

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	1,986.2
Distributions to partners	(62.0)
Unit-based compensation charges	13.6
Taxes paid for unit-based compensation vesting	(0.4)
Other	0.1
Net loss	(37.0)
Balance at June 30, 2020	$1,900.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(78.9)	$(52.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	125.0	124.2
Amortization of debt-related deferred costs	3.4	3.2
Unit-based compensation charges	9.9	9.2
Loss on long-lived assets, net	1.1	4.8
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	6.7	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	141.1	5.4
Deferred income taxes	—	(0.1)
Other	0.1	—
Changes in operating assets and liabilities	88.8	6.5
Net cash provided by operating activities	297.2	181.1
Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(162.3)
Purchases of property, plant and equipment	(21.3)	(143.2)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	32.9	18.9
Other	0.5	(0.3)
Net cash provided by (used in) investing activities	1.9	(292.9)
Financing activities
Proceeds from the issuance of long-term debt	2,005.6	742.5
Payments on long-term debt	(1,866.8)	(498.2)
Payments on finance leases	(1.4)	(1.6)
Payments for deferred financing costs	(11.1)	—
Net proceeds from issuance of non-controlling interest	—	2.8
Distributions to partners	(395.4)	(119.0)
Distributions to non-controlling partner	(19.6)	(18.5)
Taxes paid for unit-based compensation vesting	(8.2)	(15.5)
Net cash provided by (used in) financing activities	(296.9)	92.5
Net change in cash	2.2	(19.3)
Cash at beginning of period	13.7	25.4
Cash at end of period	$15.9	$6.1
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(29.2)	$35.9

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2021. The financial information as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited. The consolidated balance sheets as of December 31, 2020 were derived from the audited balance sheets filed in our 2020 Annual Report on Form 10-K.

References in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to “Crestwood Midstream” and “CMLP” refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries.

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

Crestwood Holdings Strategic Transactions. In March 2021, CEQP acquired approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP) from Crestwood Holdings, and signed a definitive agreement to acquire the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP, which owns CEQP’s non-economic general partner interest) (collectively the Crestwood Holdings Transactions) for $268 million in cash. The acquisition of the general partner and limited partner interests of Crestwood Holdings LP will close on or before the 180th day after the date of the initial closing of the Crestwood Holdings Transactions. The purchase price was funded through borrowings under the Crestwood Midstream credit facility. CEQP retired the common and subordinated units acquired in the Crestwood Holdings Transactions.

The diagram below reflects a simplified version our ownership structure as of June 30, 2021 following the Crestwood Holdings Transactions.

Crestwood Holdings Partners, LLC (Delaware)
FR Crestwood Management Co-Investment LLC (Delaware)
Crestwood Holdings LLC (Delaware)
99% LP
100% GP
Crestwood Holdings LP (Delaware)
Crestwood Equity GP LLC (Delaware)
Non-Economic GP Interest
Preferred Units
Public and Insiders
62,805,156
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
0.1% LP
Crestwood Midstream Partners LP (Delaware)
Operating Subsidiaries
Crestwood Midstream Finance Corp. (Delaware)

Business Description

Crestwood Equity develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of natural gas liquids (NGLs), crude oil, natural gas and produced water gathering, processing, storage, disposal and transportation assets that connect fundamental energy supply with energy demand across the United States. Crestwood Equity is a holding company and all of its consolidated operating assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream.

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

•Marketing, Supply and Logistics. Our marketing, supply and logistics operations provide NGLs, crude oil and natural gas marketing, storage, terminal and transportation services to producers, refiners, marketers and other customers.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. Certain amounts and footnote disclosures in the prior periods have been reclassified to conform to the current year presentation, none of which impacted our previously reported net income, earnings per unit or partners’ capital. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2020 Annual Report on Form 10-K. During the six months ended June 30, 2020, we recorded an $80.3 million full impairment of the goodwill associated with our Powder River Basin reporting unit based on events that occurred during 2020 which resulted in a significant decrease in the forecasted cash flows and fair value of the reporting unit. For a further discussion of this goodwill impairment, see our 2020 Annual Report on Form 10-K.

Note 3 – Acquisition

In April 2020, we acquired several NGL storage and rail-to-truck terminals from Plains All American Pipeline, L.P. for approximately $162 million. The acquired assets include 7 MMBbls of NGL storage and seven terminals. These assets are included in our marketing, supply and logistics segment. The transaction costs related to this acquisition were not material during the three and six months ended June 30, 2020.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Accrued expenses	$50.9	$48.3	$49.4	$46.4
Accrued property taxes	6.3	8.4	6.3	8.4
Income tax payable	0.2	0.2	0.2	0.2
Interest payable	32.4	24.9	32.4	24.9
Accrued additions to property, plant and equipment	39.8	12.3	39.8	12.3
Operating leases	12.0	14.7	12.0	14.7
Finance leases	2.7	2.9	2.7	2.9
Deferred revenue	10.5	10.3	10.5	10.3
Total accrued expenses and other liabilities	$154.8	$122.0	$153.3	$120.1
Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Contract liabilities	$179.2	$172.2	$179.2	$172.2
Operating leases	23.3	28.5	23.3	28.5
Asset retirement obligations	35.1	34.1	35.1	34.1
Other	17.3	18.5	15.0	17.0
Total other long-term liabilities	$254.9	$253.3	$252.6	$251.8

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

Net Investments and Earnings (Loss)

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Stagecoach Gas Services LLC(1)	$628.2	$792.5	$(28.0)	$9.2	$(140.3)	$18.4
Tres Palacios Holdings LLC(2)	41.0	35.5	(0.1)	0.1	9.2	0.1
Powder River Basin Industrial Complex, LLC(3)	3.6	3.6	—	0.1	0.1	(4.4)
Crestwood Permian Basin Holdings LLC(4)	110.1	112.1	1.0	(1.0)	0.2	(0.2)
Total	$782.9	$943.7	$(27.1)	$8.4	$(130.8)	$13.9

(1)As of June 30, 2021, our equity in the underlying net assets of Stagecoach Gas Services LLC (Stagecoach Gas) approximates the carrying value of our investment. During the six months ended June 30, 2021, we and the other 50% owner of Stagecoach Gas, Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP) entered into an agreement to sell Stagecoach Gas to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) in a series of transactions. Based on these anticipated transactions, we recorded our share of a loss on long-lived assets (including goodwill) recorded by our Stagecoach Gas equity investment associated with the anticipated sale. This eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas, and also resulted in a $35.5 million and $155.4 million reduction in our earnings from unconsolidated affiliates during the three and six months ended June 30, 2021. In addition, our earnings from unconsolidated affiliates during the three and six months ended June 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the anticipated sale, which were paid by us in July 2021 on behalf of Stagecoach Gas. Our Stagecoach Gas investment is included in our storage and transportation segment.
(2)As of June 30, 2021, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $22.1 million. During both the three and six months ended June 30, 2021 and 2020, we recorded amortization of approximately $0.3 million and $0.6 million, respectively, related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and transportation segment.
(3)As of June 30, 2021, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. During the first quarter of 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the six months ended June 30, 2020. Our PRBIC investment is included in our storage and transportation segment.
(4)As of June 30, 2021, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $7.7 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Six Months Ended
	June 30,
	2021			2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$77.5	$454.9	$(377.4)	$75.6	$38.9	$36.8
Other(1)	135.1	118.0	17.6	53.5	76.1	(21.6)
Total	$212.6	$572.9	$(359.8)	$129.1	$115.0	$15.2

(1)Includes our Tres Holdings, PRBIC and Crestwood Permian equity investments.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stagecoach Gas	$27.0	$30.0	$—	$—
Tres Holdings	10.6	1.4	6.9	6.0
PRBIC	0.1	0.1	—	—
Crestwood Permian	5.5	6.7	3.3	—
Total	$43.2	$38.2	$10.2	$6.0

(1)    In July 2021, we received cash distributions from Tres Holdings and Crestwood Permian of approximately $2.5 million and $3.4 million, respectively. In connection with the anticipated sale of Stagecoach Gas, in July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan and distributed to us approximately $613.9 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our contingent consideration obligation and related accrued interest described below, and the remaining proceeds to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we are required to make $57 million of payments to CEGP because certain performance targets on growth capital projects were not achieved by December 31, 2020. During the six months ended June 30, 2021, we paid $19 million to CEGP related to this obligation. At June 30, 2021, our consolidated balance sheet reflects a $38 million liability related to this obligation, of which $19 million is classified as current. We accrued interest of approximately $2.1 million related to this obligation which is included in accrued expenses and other liabilities on our consolidated balance sheet at June 30, 2021. In July 2021, we repaid all amounts, including accrued interest, related to this obligation.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement with a third party. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability related to this guarantee on our consolidated balance sheets at June 30, 2021 and December 31, 2020.

Note 6 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 7.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenues	$52.7	$18.0	$167.5	$93.0
Gain (loss) reflected in product costs	$(33.3)	$(6.8)	$(41.4)	$15.2

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	June 30, 2021		December 31, 2020
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	66.3	70.6	72.7	76.5
Natural gas (Bcf)	26.1	33.6	22.6	28.6

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. In addition, we have variation margin requirements with a derivative clearing broker and a third party broker related to our net asset or liability position with each respective broker. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	June 30, 2021	December 31, 2020
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$83.7	$38.5
Variation margin-related net derivative asset position	$124.7	$35.9
Variation margin-related cash collateral received	$99.5	$18.3
Cash collateral received, net	$8.5	$12.4
(1)At June 30, 2021 and December 31, 2020, we posted less than $0.1 million of collateral associated with these derivatives.

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

Financial Assets and Liabilities

As of June 30, 2021 and December 31, 2020, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

Our derivative instruments that are traded on the New York Mercantile Exchange have been categorized as Level 1.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$52.4	$948.3	$—	$1,000.7	$(873.3)	$(99.8)	$27.6
Suburban Propane Partners, L.P. units(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$54.6	$948.3	$—	$1,002.9	$(873.3)	$(99.8)	$29.8

Liabilities
Liabilities from price risk management	$41.2	$974.0	$—	$1,015.2	$(873.3)	$8.2	$150.1
Total liabilities at fair value	$41.2	$974.0	$—	$1,015.2	$(873.3)	$8.2	$150.1

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$20.2	$480.5	$—	$500.7	$(455.0)	$(18.5)	$27.2
Suburban Propane Partners, L.P. units(2)	2.1	—	—	2.1	—	—	2.1
Total assets at fair value	$22.3	$480.5	$—	$502.8	$(455.0)	$(18.5)	$29.3

Liabilities
Liabilities from price risk management	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3
Total liabilities at fair value	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of June 30, 2021 and December 31, 2020, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$—	$—	$683.8	$691.5
2025 Senior Notes	$496.0	$514.7	$495.5	$509.9
2027 Senior Notes	$593.7	$617.7	$593.2	$594.1
2029 Senior Notes	$690.2	$733.6	$—	$—

Note 8 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Credit Facility	$848.6	$719.0
2023 Senior Notes	—	687.2
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
2029 Senior Notes	700.0	—
Other(1)	0.4	0.4
Less: deferred financing costs, net	27.2	22.6
Total debt	2,621.8	2,484.0
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,621.6	$2,483.8

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At June 30, 2021, the net debt to consolidated EBITDA ratio was approximately 4.16 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.84 to 1.0, and the senior secured leverage ratio was 1.33 to 1.0.

At June 30, 2021, Crestwood Midstream had $366.7 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2021 and December 31, 2020, Crestwood Midstream’s outstanding standby letters of credit were $34.7 million and $23.9 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.33% and 4.50% at June 30,

2021 and 2.40% and 4.50% at December 31, 2020. The weighted-average interest rate on outstanding borrowings as of June 30, 2021 and December 31, 2020 was 2.38% and 2.45%.

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

2023 Senior Note Repayments. During the six months ended June 30, 2021, we redeemed $687.2 million of principal outstanding under our 2023 Senior Notes. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $1.2 million and $6.7 million during the three and six months ended June 30, 2021, and paid approximately $8.6 million of accrued interest on the 2023 Senior Notes on the dates they were repurchased. We funded the repayment using a portion of the proceeds from the issuance of the 2029 Senior Notes and borrowings under the CMLP Credit Facility.

Note 9 – Commitments and Contingencies

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

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2021 and December 31, 2020, we had approximately $36.3 million and $10.4 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

During 2019, we experienced produced water releases on our Arrow water gathering system located within the Fort Berthold Indian Reservation in North Dakota. In January 2021, we received a Notice of Violation and Opportunity to Confer from the Environmental Protection Agency (EPA) related to the water releases. In March 2021, we executed a Consent Agreement with the EPA and agreed to pay $0.1 million for penalties related to the water releases. The EPA provided the public a 30-day period to comment on the Consent Agreement and is currently reviewing the comments received. We expect to finalize and settle the Consent Agreement after the EPA completes its review and response, if necessary, to the comments received. We are also substantially complete with all remediation efforts related to the water releases and continue to monitor any remaining impacts. We will continue our remediation efforts to ensure that lands impacted by the produced water releases are fully remediated. In response to the water releases, we removed several miles of gathering pipeline from the system that remained in service and replaced those sections with a pipeline composed of higher capacity material that is more suitable to the environment and climate conditions in the Bakken. The replaced pipeline increased water gathering capacity on the Arrow system and furthers our commitment to sustainability and environmental stewardship in the areas where we live and operate. We believe these events are insurable under our policies. We have not recorded an insurance receivable as of June 30, 2021.

At both June 30, 2021 and December 31, 2020, our accrual of approximately $1.3 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.3 million to $1.9 million at June 30, 2021.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our previously disposed of retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at June 30, 2021 and December 31, 2020 (in millions):

	CEQP		CMLP
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Self-insurance reserves(1)	$6.6	$7.7	$5.7	$6.7
(1)At June 30, 2021, CEQP and CMLP classified approximately $4.8 million and $4.1 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2021 and December 31, 2020, we have no amounts accrued for these guarantees.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$29.6	$36.8

Accrued expenses and other liabilities	$12.0	$14.7
Other long-term liabilities	23.3	28.5
Total operating lease liabilities	$35.3	$43.2
Finance Leases
Property, plant and equipment	$12.8	$13.3
Less: accumulated depreciation	9.0	7.9
Property, plant and equipment, net	$3.8	$5.4

Accrued expenses and other liabilities	$2.7	$2.9
Other long-term liabilities	0.7	1.9
Total finance lease liabilities	$3.4	$4.8

Lease expense. Our operating lease expense, net totaled $4.3 million and $7.1 million for the three months ended June 30, 2021 and 2020 and $9.1 million and $14.6 million for the six months ended June 30, 2021 and 2020. Our finance lease expense totaled $0.9 million and $1.1 million for the three months ended June 30, 2021 and 2020 and $1.8 million and $2.2 million for the six months ended June 30, 2021 and 2020.

Note 11 – Partners’ Capital and Non-Controlling Partner

Common and Subordinated Units

In conjunction with the Crestwood Holdings Transactions discussed in Note 1, in March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings for approximately $268 million. CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021. The Crestwood Holdings Transactions resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. Transaction costs related to the Crestwood Holdings Transactions of approximately $7.6 million are reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2021 and 2020 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
			$85.7
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	$0.625	45.7
			$91.0

On July 15, 2021, we declared a distribution of $0.625 per limited partner unit to be paid on August 13, 2021 to unitholders of record on August 6, 2021 with respect to the quarter ended June 30, 2021.

Preferred Unitholders. During the six months ended June 30, 2021 and 2020, we paid cash distributions to our preferred unitholders of approximately $30.0 million in both periods. On July 15, 2021, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15.0 million for the quarter ended June 30, 2021.

Crestwood Midstream

During the six months ended June 30, 2021 and 2020, Crestwood Midstream paid cash distributions of $395.4 million and $119.0 million to its partners.

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

The following table shows the change in our non-controlling interest in subsidiary at June 30, 2021 and 2020 (in millions):

Balance at December 31, 2020	$432.7
Distributions to non-controlling partner	(19.6)
Net income attributable to non-controlling partner	20.4
Balance at June 30, 2021	$433.5

Balance at December 31, 2019	$426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(18.5)
Net income attributable to non-controlling partner	20.1
Balance at June 30, 2020	$430.6

In July 2021, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million for the quarter ended June 30, 2021.

Other

In February 2021, Crestwood Equity issued 50,000 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2021, we had total unamortized compensation expense of approximately $1.0 million related to these performance units, which we expect will be amortized during the next three years. During the three and six months ended June 30, 2021, we recognized compensation expense of less than $0.1 million and $0.1 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

Note 12 - Earnings Per Limited Partner Unit

We calculate basic net income per limited partner unit using the two-class method. Our income (loss) is allocated to our common units and other participating securities (i.e., subordinated units) based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in income (loss) or excess distributions over income (loss). The dilutive effect of the stock-based compensation performance units is calculated using the treasury stock method which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units. The dilutive effect of the Preferred units and Crestwood Niobrara preferred units are calculated using the if-converted method which assumes units are converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Preferred units (1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	3.6	8.2	3.6	8.2
Unit-based compensation performance units(1)	0.1	0.2	0.1	0.3
Subordinated units(1)(2)	—	0.4	0.2	0.4
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units and subordinated units, see our 2020 Annual Report on Form 10-K.
(2)In conjunction with the Crestwood Holdings Transactions, in March 2021, CEQP retired the subordinated units. For additional information regarding the retirement of the subordinated units, see Note 1 and Note 11.

Note 13 – Segments

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

Below is a reconciliation of CEQP’s and CMLP’s net loss to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net loss	$(38.1)	$(24.3)	$(76.4)	$(47.7)	$(38.5)	$(26.8)	$(78.9)	$(52.4)
Add:
Interest and debt expense, net	35.1	34.0	71.1	66.6	35.1	34.0	71.1	66.6
Loss on modification/extinguishment of debt	1.2	—	6.7	—	1.2	—	6.7	—
Provision (benefit) for income taxes	0.1	(0.1)	—	(0.1)	0.1	(0.2)	—	(0.2)
Depreciation, amortization and accretion	58.8	61.0	118.0	117.1	62.2	64.6	125.0	124.2
EBITDA	$57.1	$70.6	$119.4	$135.9	$60.1	$71.6	$123.9	$138.2

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2021 and 2020 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2020 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $48.1 million and $9.5 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended June 30, 2021 and 2020 and $177.5 million and $23.3 million for the six months ended June 30, 2021 and 2020.

Segment EBITDA Information

	Three Months Ended June 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$173.3	$2.0	$754.3	$—	$929.6
Intersegment revenues	84.2	3.1	(87.3)	—	—
Costs of product/services sold	120.6	(0.4)	677.0	—	797.2
Operations and maintenance expense	14.7	1.0	10.1	—	25.8
General and administrative expense	—	—	—	19.7	19.7
Gain on long-lived assets, net	0.3	—	—	—	0.3
Earnings (loss) from unconsolidated affiliates, net	1.0	(28.1)	—	—	(27.1)
Crestwood Midstream EBITDA	$123.5	$(23.6)	$(20.1)	$(19.7)	$60.1
Crestwood Equity
General and administrative expense	—	—	—	3.1	3.1
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$123.5	$(23.6)	$(20.1)	$(22.7)	$57.1

	Three Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$114.5	$3.1	$235.1	$—	$352.7
Intersegment revenues	14.3	2.4	(16.7)	—	—
Costs of product/services sold	21.3	0.1	204.3	—	225.7
Operations and maintenance expense	19.3	0.7	11.6	—	31.6
General and administrative expense	—	—	—	28.4	28.4
Loss on long-lived assets, net	(3.6)	—	(0.2)	—	(3.8)
Earnings (loss) from unconsolidated affiliates, net	(1.0)	9.4	—	—	8.4
Crestwood Midstream EBITDA	$83.6	$14.1	$2.3	$(28.4)	$71.6
Crestwood Equity
General and administrative expense	—	—	—	1.1	1.1
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$83.6	$14.1	$2.3	$(29.4)	$70.6

	Six Months Ended June 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$327.7	$4.0	$1,630.6	$—	$1,962.3
Intersegment revenues	189.5	5.5	(195.0)	—	—
Costs of product/services sold	237.1	—	1,373.9	—	1,611.0
Operations and maintenance expense	36.1	1.6	20.9	—	58.6
General and administrative expense	—	—	—	36.9	36.9
Gain (loss) on long-lived assets, net	(1.2)	—	0.1	—	(1.1)
Earnings (loss) from unconsolidated affiliates, net	0.2	(131.0)	—	—	(130.8)
Crestwood Midstream EBITDA	$243.0	$(123.1)	$40.9	$(36.9)	$123.9
Crestwood Equity
General and administrative expense	—	—	—	4.6	4.6
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$243.0	$(123.1)	$40.9	$(41.4)	$119.4

	Six Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$329.4	$6.6	$744.6	$—	$1,080.6
Intersegment revenues	54.3	5.0	(59.3)	—	—
Costs of product/services sold	129.6	0.3	630.2	—	760.1
Operations and maintenance expense	46.3	2.1	20.8	—	69.2
General and administrative expense	—	—	—	41.9	41.9
Loss on long-lived assets, net	(4.6)	—	(0.2)	—	(4.8)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net	(0.2)	14.1	—	—	13.9
Crestwood Midstream EBITDA	$122.7	$23.3	$34.1	$(41.9)	$138.2
Crestwood Equity
General and administrative expense	—	—	—	2.5	2.5
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$122.7	$23.3	$34.1	$(44.2)	$135.9

Other Segment Information

	CEQP		CMLP
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Total Assets
Gathering and Processing	$3,402.2	$3,464.6	$3,540.2	$3,609.7
Storage and Transportation	781.4	944.6	781.4	944.6
Marketing, Supply and Logistics	918.2	805.0	918.2	805.0
Corporate	28.4	29.5	24.6	26.2
Total Assets	$5,130.2	$5,243.7	$5,264.4	$5,385.5

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $298.4 million and $219.9 million for both CEQP and CMLP at June 30, 2021 and December 31, 2020, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 16 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2021	December 31, 2020
Contract assets (non-current)	$1.5	$1.0
Contract liabilities (current)(1)	$10.5	$10.3
Contract liabilities (non-current)(1)	$179.2	$172.2

(1)During the three and six months ended June 30, 2021, we recognized revenues of approximately $3.3 million and $6.4 million that were previously included in contract liabilities at December 31, 2020. The remaining change in our contract liabilities during the three and six months ended June 30, 2021, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2021 (in millions):

Remainder of 2021	$46.5
2022	76.0
2023	52.6
2024	31.7
Total	$206.8
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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2021 and 2020 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended June 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.3	$—	$—	$—	$33.3
Crude oil	18.4	—	—	—	18.4
Water	22.7	—	—	—	22.7
Processing
Natural gas	7.3	—	—	—	7.3
Compression
Natural gas	3.7	—	—	—	3.7
Storage
Crude oil	0.1	0.9	—	(0.9)	0.1
NGLs	—	—	2.4	—	2.4
Pipeline
Crude oil	—	1.7	—	(1.1)	0.6
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	0.4	—	—	—	0.4
NGLs	—	—	4.2	—	4.2
Rail Loading
Crude oil	—	2.3	—	(1.1)	1.2
Product Sales
Natural gas	26.8	—	44.3	(26.8)	44.3
Crude oil	101.7	—	344.4	(14.7)	431.4
NGLs	42.9	—	304.8	(42.6)	305.1
Other	—	0.2	0.6	(0.1)	0.7
Total Topic 606 revenues	257.3	5.1	700.8	(87.3)	875.9
Non-Topic 606 revenues	0.2	—	53.5	—	53.7
Total revenues	$257.5	$5.1	$754.3	$(87.3)	$929.6

	Three Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.2	$—	$—	$—	$33.2
Crude oil	17.9	—	—	—	17.9
Water	18.3	—	—	—	18.3
Processing
Natural gas	7.1	—	—	—	7.1
Compression
Natural gas	5.7	—	—	—	5.7
Storage
Crude oil	0.4	1.1	—	(0.8)	0.7
NGLs	—	—	3.6	—	3.6
Pipeline
Crude oil	—	1.3	—	(0.4)	0.9
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	1.5	—	0.3	—	1.8
NGLs	—	—	2.6	—	2.6
Rail Loading
Crude oil	—	2.9	—	(1.2)	1.7
Product Sales
Natural gas	6.9	—	15.5	(6.8)	15.6
Crude oil	34.8	—	102.0	(7.1)	129.7
NGLs	3.0	—	92.4	(0.3)	95.1
Other	—	0.2	0.2	(0.1)	0.3
Total Topic 606 revenues	128.8	5.5	216.8	(16.7)	334.4
Non-Topic 606 revenues	—	—	18.3	—	18.3
Total revenues	$128.8	$5.5	$235.1	$(16.7)	$352.7

	Six Months Ended June 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$64.7	$—	$—	$—	$64.7
Crude oil	39.1	—	—	—	39.1
Water	44.7	—	—	—	44.7
Processing
Natural gas	14.3	—	—	—	14.3
Compression
Natural gas	8.4	—	—	—	8.4
Storage
Crude oil	0.2	1.5	—	(1.4)	0.3
NGLs	—	—	6.1	—	6.1
Pipeline
Crude oil	—	3.0	—	(1.6)	1.4
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	1.1	—	—	—	1.1
NGLs	—	—	8.4	—	8.4
Rail Loading
Crude oil	—	4.6	—	(2.4)	2.2
Product Sales
Natural gas	69.6	—	139.9	(69.0)	140.5
Crude oil	191.7	—	595.6	(37.4)	749.9
NGLs	83.2	—	710.8	(82.9)	711.1
Other	—	0.4	0.8	(0.3)	0.9
Total Topic 606 revenues	517.0	9.5	1,461.7	(195.0)	1,793.2
Non-Topic 606 revenues	0.2	—	168.9	—	169.1
Total revenues	$517.2	$9.5	$1,630.6	$(195.0)	$1,962.3

	Six Months Ended June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$77.0	$—	$—	$—	$77.0
Crude oil	44.4	—	—	—	44.4
Water	41.3	—	—	—	41.3
Processing
Natural gas	17.3	—	—	—	17.3
Compression
Natural gas	12.0	—	—	—	12.0
Storage
Crude oil	0.9	1.7	—	(1.2)	1.4
NGLs	—	—	5.2	—	5.2
Pipeline
Crude oil	—	2.9	—	(0.9)	2.0
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	3.5	—	1.9	—	5.4
NGLs	—	—	4.3	—	4.3
Rail Loading
Crude oil	—	6.3	—	(2.6)	3.7
Product Sales
Natural gas	18.9	—	33.8	(18.5)	34.2
Crude oil	155.9	—	352.2	(23.4)	484.7
NGLs	12.5	—	252.7	(12.2)	253.0
Other	—	0.7	0.7	(0.5)	0.9
Total Topic 606 revenues	383.7	11.6	651.0	(59.3)	987.0
Non-Topic 606 revenues	—	—	93.6	—	93.6
Total revenues	$383.7	$11.6	$744.6	$(59.3)	$1,080.6

Note 15 – Related Party Transactions

Crestwood Holdings indirectly owns both CEQP’s and CMLP’s general partner. The affiliates of Crestwood Holdings and its owners are considered CEQP’s and CMLP’s related parties. We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the six months ended June 30, 2021 and 2020, we paid approximately $0.5 million and $2.9 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2020 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues at CEQP and CMLP(1)	$13.2	$7.5	$18.1	$15.0
Costs of product/services sold at CEQP and CMLP(2)	$25.4	$3.6	$66.5	$6.8
Operations and maintenance expenses charged by CEQP and CMLP(3)	$6.0	$5.5	$11.7	$11.7
General and administrative expenses charged by CEQP to CMLP, net(4)	$6.6	$10.9	$12.5	$18.0
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(5)	$—	$(1.5)	$4.8	$11.3

(1)Primarily relates to the sale of NGLs to a subsidiary of Crestwood Permian.
(2)Includes (i) $14.8 million and $45.1 million during the three and six months ended June 30, 2021 and $3.2 million and $6.4 million during the three and six months ended June 30, 2020 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (ii) $0.3 million and $11.1 million during the three and six months ended June 30, 2021 and $0.1 million during both the three and six months ended June 30, 2020 related to purchases of natural gas from a subsidiary of Tres Holdings and (iii) $10.3 million during both the three and six months ended June 30, 2021 and $0.3 million during both the three and six months ended June 30, 2020 related to purchases of NGLs from Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and six months ended June 30, 2021, we charged $1.6 million and $3.3 million to Stagecoach Gas, $1.2 million and $2.4 million to Tres Holdings, and $3.2 million and $6.0 million to Crestwood Permian. During the three and six months ended June 30, 2020, we charged $1.6 million and $3.3 million to Stagecoach Gas, $1.1 million and $2.2 million to Tres Holdings, and $2.8 million and $6.2 million to Crestwood Permian.
(4)Includes $7.6 million and $14.5 million of unit-based compensation charges allocated from CEQP to CMLP for the three and six months ended June 30, 2021 and $11.9 million and $20.1 million for the three and six months ended June 30, 2020. In addition, includes $1.0 million and $2.0 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2021 and $1.0 million and $2.1 million during the three and six months ended June 30, 2020.
(5)Includes $1.7 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended June 30, 2020. Also includes a $4.6 million and a $10.9 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the six months ended June 30, 2021 and 2020. During the three months ended June 30, 2021, there were no unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP. CEQP allocates a portion of its general and administrative costs to Crestwood Holdings and during the six months ended June 30, 2021, CEQP allocated $0.2 million of it’s general and administrative costs to Crestwood Holdings and approximately $0.2 million and $0.4 million of costs were allocated to Crestwood Holdings during the three and six months ended June 30, 2020. During the three months ended June 30, 2021, CEQP did not allocate any general and administrative costs to Crestwood Holdings.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	June 30, 2021	December 31, 2020
Accounts receivable at CEQP and CMLP	$7.0	$2.5
Accounts payable at CEQP(1)	$11.3	$7.5
Accounts payable at CMLP	$11.3	$5.0

(1)In conjunction with the Crestwood Holdings Transactions discussed in Note 1, CEQP eliminated approximately $2.4 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

We have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can accretively grow cash flows and as an industry leader in Environmental, Social and Governance (ESG) efforts.

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

To further enhance our financial flexibility and execute our long-term business strategy, in July 2021, Stagecoach Gas sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Stagecoach Gas distributed to us approximately $614 million as our proportionate share of the gross proceeds received from the sale. Following the Initial Closing and subject to certain customary closing conditions, Crestwood Northeast and CEGP will sell each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC (Second Closing) to Kinder Morgan for approximately $30 million, subject to certain closing adjustments. We anticipate the Second Closing to occur in the first quarter of 2022. The Stagecoach Gas divestiture will enable us to decrease the net debt to consolidated EBITDA ratio of our revolving credit facility to 3.6x, which should position us to utilize a greater portion of our cash flow going forward to increase returns to our unitholders through continued distributions, prudent capital investments around our higher-growth gathering and processing assets, and opportunistic repurchases of our preferred and common units under our approved $175 million unit repurchase program described below in “Liquidity and Sources of Capital.”

In addition to the strategic steps discussed above, we have also taken steps to (i) minimize capital expenditures to better align with development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe the Company is well positioned to execute its business plan.

Recent Developments

Bakken DAPL Matter. In July 2020, a U.S. District Court (District Court) ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) stayed the DAPL shutdown, and set an expedited briefing schedule to determine the merits of the District Court’s decision. The D.C. Circuit issued an opinion on January 26, 2021, which upheld the District Court’s decision on the merits, but did not rule on whether DAPL should be prohibited from continued operation. The plaintiffs sought another injunction against DAPL’s continued operation, which was denied by the District Court in May 2021. The U.S. Army Corps of Engineers is currently conducting an environmental impact statement, which is expected to be complete in March 2022 and we expect that DAPL will remain in operation while the environmental impact statement is being completed.

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

Regulatory Matters

The Federal Energy Regulatory Commission (FERC) issued a Notice of Inquiry (NOI) on April 19, 2018 (2018 NOI) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (1999 Policy Statement), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (2021 NOI), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021, and although the FERC has not taken any further action regarding the 2018 NOI or 2021 NOI, we are unable to predict what, if any, changes may be proposed as a result of the NOIs that will affect our natural gas pipeline operations or when such proposals, if any, might become effective.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net and loss on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$929.6	$352.7	$1,962.3	$1,080.6	$929.6	$352.7	$1,962.3	$1,080.6
Costs of product/services sold	797.2	225.7	1,611.0	760.1	797.2	225.7	1,611.0	760.1
Operations and maintenance expense	25.8	31.6	58.6	69.2	25.8	31.6	58.6	69.2
General and administrative expense	22.8	29.5	41.5	44.4	19.7	28.4	36.9	41.9
Depreciation, amortization and accretion	58.8	61.0	118.0	117.1	62.2	64.6	125.0	124.2
(Gain) loss on long-lived assets, net	(0.3)	3.8	1.1	4.8	(0.3)	3.8	1.1	4.8
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
Operating income (loss)	25.3	1.1	132.1	4.7	25.0	(1.4)	129.7	0.1
Earnings (loss) from unconsolidated affiliates, net	(27.1)	8.4	(130.8)	13.9	(27.1)	8.4	(130.8)	13.9
Interest and debt expense, net	(35.1)	(34.0)	(71.1)	(66.6)	(35.1)	(34.0)	(71.1)	(66.6)
Loss on modification/extinguishment of debt	(1.2)	—	(6.7)	—	(1.2)	—	(6.7)	—
Other income, net	0.1	0.1	0.1	0.2	—	—	—	—
(Provision) benefit for income taxes	(0.1)	0.1	—	0.1	(0.1)	0.2	—	0.2
Net loss	(38.1)	(24.3)	(76.4)	(47.7)	(38.5)	(26.8)	(78.9)	(52.4)
Add:
Interest and debt expense, net	35.1	34.0	71.1	66.6	35.1	34.0	71.1	66.6
Loss on modification/extinguishment of debt	1.2	—	6.7	—	1.2	—	6.7	—
Provision (benefit) for income taxes	0.1	(0.1)	—	(0.1)	0.1	(0.2)	—	(0.2)
Depreciation, amortization and accretion	58.8	61.0	118.0	117.1	62.2	64.6	125.0	124.2
EBITDA	57.1	70.6	119.4	135.9	60.1	71.6	123.9	138.2
Unit-based compensation charges	7.6	13.6	9.9	9.2	7.6	13.6	9.9	9.2
(Gain) loss on long-lived assets, net	(0.3)	3.8	1.1	4.8	(0.3)	3.8	1.1	4.8
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
(Earnings) loss from unconsolidated affiliates, net	27.1	(8.4)	130.8	(13.9)	27.1	(8.4)	130.8	(13.9)
Adjusted EBITDA from unconsolidated affiliates, net	21.0	17.9	46.7	37.2	21.0	17.9	46.7	37.2
Change in fair value of commodity inventory-related derivative contracts	32.6	21.5	2.1	15.7	32.6	21.5	2.1	15.7
Significant transaction and environmental related costs and other items	0.6	8.8	1.1	10.0	(1.4)	8.8	(1.1)	10.0
Adjusted EBITDA	$145.7	$127.8	$311.1	$279.2	$146.7	$128.8	$313.4	$281.5

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net cash provided by operating activities	$35.0	$64.2	$293.5	$183.4	$38.0	$65.3	$297.2	$181.1
Net changes in operating assets and liabilities	33.1	(7.7)	(89.7)	(11.4)	33.2	(7.7)	(88.8)	(6.5)
Amortization of debt-related deferred costs	(1.7)	(1.6)	(3.4)	(3.2)	(1.7)	(1.6)	(3.4)	(3.2)
Interest and debt expense, net	35.1	34.0	71.1	66.6	35.1	34.0	71.1	66.6
Unit-based compensation charges	(7.6)	(13.6)	(9.9)	(9.2)	(7.6)	(13.6)	(9.9)	(9.2)
Gain (loss) on long-lived assets, net	0.3	(3.8)	(1.1)	(4.8)	0.3	(3.8)	(1.1)	(4.8)
Goodwill impairment	—	—	—	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	(37.3)	(0.9)	(141.1)	(5.4)	(37.3)	(0.9)	(141.1)	(5.4)
Deferred income taxes	0.1	0.1	0.1	0.3	—	0.1	—	0.1
Provision (benefit) for income taxes	0.1	(0.1)	—	(0.1)	0.1	(0.2)	—	(0.2)
Other non-cash income	—	—	(0.1)	—	—	—	(0.1)	—
EBITDA	57.1	70.6	119.4	135.9	60.1	71.6	123.9	138.2
Unit-based compensation charges	7.6	13.6	9.9	9.2	7.6	13.6	9.9	9.2
(Gain) loss on long-lived assets, net	(0.3)	3.8	1.1	4.8	(0.3)	3.8	1.1	4.8
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
(Earnings) loss from unconsolidated affiliates, net	27.1	(8.4)	130.8	(13.9)	27.1	(8.4)	130.8	(13.9)
Adjusted EBITDA from unconsolidated affiliates, net	21.0	17.9	46.7	37.2	21.0	17.9	46.7	37.2
Change in fair value of commodity inventory-related derivative contracts	32.6	21.5	2.1	15.7	32.6	21.5	2.1	15.7
Significant transaction and environmental related costs and other items	0.6	8.8	1.1	10.0	(1.4)	8.8	(1.1)	10.0
Adjusted EBITDA	$145.7	$127.8	$311.1	$279.2	$146.7	$128.8	$313.4	$281.5

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$173.3	$2.0	$754.3	$114.5	$3.1	$235.1
Intersegment revenues	84.2	3.1	(87.3)	14.3	2.4	(16.7)
Costs of product/services sold	120.6	(0.4)	677.0	21.3	0.1	204.3
Operations and maintenance expenses	14.7	1.0	10.1	19.3	0.7	11.6
Gain (loss) on long-lived assets, net	0.3	—	—	(3.6)	—	(0.2)
Earnings (loss) from unconsolidated affiliates, net	1.0	(28.1)	—	(1.0)	9.4	—
EBITDA	$123.5	$(23.6)	$(20.1)	$83.6	$14.1	$2.3

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$327.7	$4.0	$1,630.6	$329.4	$6.6	$744.6
Intersegment revenues	189.5	5.5	(195.0)	54.3	5.0	(59.3)
Costs of product/services sold	237.1	—	1,373.9	129.6	0.3	630.2
Operations and maintenance expenses	36.1	1.6	20.9	46.3	2.1	20.8
Gain (loss) on long-lived assets, net	(1.2)	—	0.1	(4.6)	—	(0.2)
Goodwill impairment	—	—	—	(80.3)	—	—
Earnings (loss) from unconsolidated affiliates, net	0.2	(131.0)	—	(0.2)	14.1	—
EBITDA	$243.0	$(123.1)	$40.9	$122.7	$23.3	$34.1

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2021 compared to the same periods in 2020.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $39.9 million and $120.3 million during the three and six months ended June 30, 2021 compared to the same periods in 2020. Our gathering and processing segment’s EBITDA for the six months ended June 30, 2020 was impacted by an $80.3 million goodwill impairment related to our Jackalope operations (see Item 1. Financial Statements, Note 2 for a further discussion of this impairment).

Our gathering and processing segment’s revenues increased by approximately $128.7 million and $133.5 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, while our costs of product/services sold increased by approximately $99.3 million and $107.5 million during those same periods. The increases were primarily driven by higher volumes on our Arrow system (described below) and higher average prices (i.e., more than a 50% percent increase in commodity prices during the six months ended June 30, 2021 compared to the same period in 2020) that our gathering and processing segment realized on its agreements under which it purchases and sells crude oil, natural gas and NGLs during the three and six months ended June 30, 2021 compared to the same periods in 2020. During the three months ended June 30, 2021, Arrow’s natural gas gathering and processing volumes increased by 58% and 59%, respectively and during the six months ended June 30, 2021, Arrow’s natural gas gathering and processing volumes increased by 32% and 36%, respectively, compared to the same periods in 2020. Partially offsetting the increase in Arrow’s revenues and costs of product/services sold for the six months ended June 30, 2021 were lower revenues from our Jackalope operations, which were driven by a 19% and 15% decrease in natural gas gathering and processing volumes, respectively, primarily due to its major customer connecting fewer wells to our system during the first quarter of 2021 as a result of lower commodity prices, coupled with its major customer shutting in production during that period as a result of unusual winter weather conditions.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $4.6 million and $10.2 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to the sale of our Fayetteville assets in October 2020 and efforts we undertook starting in the second quarter of 2020 to reduce costs in response to lower commodity prices during that period.

Our gathering and processing segment’s EBITDA for the three and six months ended June 30, 2020 was impacted by a loss on long-lived assets of approximately $3.6 million and $4.6 million, primarily related to the retirement of certain water gathering lines on our Arrow system.

Our gathering and processing segment’s EBITDA was also impacted by an increase in equity earnings of approximately $2.0 million and $0.4 million from our Crestwood Permian equity investment during the three and six months ended June 30, 2021 compared to the same periods in 2020. During the three months ended June 30, 2021, Crestwood Permian experienced an increase in its water gathering revenues and volumes compared to the same period in 2020 primarily due to placing in-service its produced water gathering and disposal system in late second quarter of 2020. During the six months ended June 30, 2021, Crestwood Permian experienced an increase in its gathering and processing revenues and volumes primarily due to increases in commodity prices compared to the same period in 2020, partially offset by higher electricity costs experienced during the first quarter of 2021 due to the unusual winter weather conditions experienced during that period.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $37.7 million and $146.4 million during the three and six months ended June 30, 2021 compared to the same periods in 2020. Our EBITDA for the three and six months ended June 30, 2021 was impacted by a reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee as further discussed below.

During the six months ended June 30, 2021, COLT’s rail loading volumes decreased by 4% compared to the same period in 2020 due to lower demand for rail loading services which resulted in a decrease in revenues and operations and maintenance expenses of approximately $2.1 million and $0.5 million, respectively. Our storage and transportation segment’s revenues and operations and maintenance expenses were relatively flat during the three months ended June 30, 2021 compared to the same period in 2020, and our costs of product/services sold were relatively flat during the three and six months ended June 30, 2021 compared to the same periods in 2020.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates during both the three and six months ended June 30, 2021 compared to the same periods in 2020. During the three and six months ended June 30, 2021, we recorded a $35.5 million and $155.4 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by our Stagecoach Gas equity investment related to the anticipated sale of Stagecoach Gas to a subsidiary of Kinder Morgan. In addition, our earnings from unconsolidated affiliates during the six months ended June 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the anticipated sale of the Stagecoach Gas equity investment. For a further discussion of these matters, see Item 1. Financial Statements, Note 5. Aside from recording our proportionate share of this loss on long-lived assets, our earnings from our Stagecoach Gas equity investment were relatively flat. During the six months ended June 30, 2021, earnings from our Tres Holdings equity investment increased by approximately $9.1 million compared to the same period in 2020, primarily due to higher revenues from gas inventory sales and an increase in demand for its storage and transportation services due to the unusually cold weather experienced during early 2021 compared to 2020. During the six months ended June 30, 2021, earnings from our PRBIC equity investment increased by $4.5 million compared to the same period in 2020. During the six months ended June 30, 2020, we recorded a $4.5 million reduction in earnings from PRBIC to reflect our proportionate share of a long-lived assets impairment recorded by our PRBIC equity investment.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $22.4 million during the three months ended June 30, 2021 compared to the same period in 2020, while our EBITDA for the six months ended June 30, 2021 increased by approximately $6.8 million compared to the same period in 2020. Our marketing supply and logistics segment’s revenues increased by approximately $448.6 million and $750.3 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, while our costs of product/services sold increased by approximately $472.7 million and $743.7 million during those same periods.

Our NGL marketing and logistics operations experienced an increase in revenues of approximately $214.2 million and $477.1 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, and an increase in its costs of product/services of approximately $235.7 million and $474.8 million during those same periods. These increases were primarily due to increases in NGL prices during 2021 compared to 2020 as a result of overall increases in commodity prices and the unusually cold weather experienced during early 2021 compared to 2020. Our NGL marketing and logistics operations’ costs of product/services sold increased more than its revenues primarily due to the impact of increasing commodity prices on our assets and liabilities from price risk management activities. Included in our costs of product/services sold was a loss of $33.3 million and $41.4 million during the three and six months ended June 30, 2021, and a loss of $6.8 million and a gain of $15.2 million during the three and six months ended June 30, 2020 related to our price risk management activities. Partially offsetting the impact of our price risk management activities was the impact of the operating results of the NGL assets acquired from Plains All American Pipeline, L.P. (Plains) in April 2020, which increased our ability to capture additional opportunities in the markets in which these assets operate.

Our crude and natural gas marketing operations experienced an increase in its revenues of approximately $234.4 million and $273.2 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, and an increase in its product costs of approximately $237.0 million and $268.9 million during those same periods. These increases were driven primarily driven by an increase in marketing activity surrounding our crude-related operations primarily in the Bakken as a result of higher commodity prices and an increase in marketing activity surrounding our natural-gas related operations driven by unusual winter weather conditions experience during early 2021.

Our marketing, supply and logistics operations and maintenance expenses decreased during the three months ended June 30, 2021 compared to the same period in 2020, while we experienced an increase in these expenses during the six months ended June 30, 2021 compared to the same period in 2020. In late 2020, we sold certain of our Bakken crude-related transportation assets which decreased our operations and maintenance expenses during the three and six months ended June 30, 2021 compared to the same periods in 2020. Offsetting the decrease during the six months ended June 30, 2021 compared to the same period 2020, was higher operations and maintenance expenses as a result of the acquisition of the NGL assets from Plains in 2020.

Other EBITDA Results

General and Administrative Expenses. During the three and six months ended June 30, 2021, Crestwood Midstream’s general and administrative expenses decreased by approximately $8.7 million and $5.0 million compared to the same periods in 2020, primarily due to lower average awards outstanding under our long-term incentive plans and lower employee-related expenses due to our cost cutting efforts we undertook starting in the second quarter of 2020. Crestwood Equity’s general and administrative expenses decreased by approximately $6.7 million and $2.9 million during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to the factors discussed above for Crestwood Midstream, partially offset by additional transactional costs that were expensed related to the Crestwood Holdings Transactions discussed in Item 1. Financial Statements, Note 1.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended June 30, 2021, our depreciation, amortization and accretion expense decreased by approximately $2 million compared to the same period in 2020, primarily due to the sale of our Fayetteville assets in late 2020. During the six months ended June 30, 2021, our depreciation, amortization and accretion expense increased by approximately $1 million primarily due to the acquisition of the NGL assets from Plains in April 2020 and placing in-service the expansion of our processing capacity at our Bucking Horse processing facility on our Powder River Basin system in early 2020.

Interest and Debt Expense, Net. Interest and debt expense, net increased by approximately $1.1 million and $4.5 million during the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to the issuance of $700 million unsecured senior notes in January 2021 and lower capitalized interest during these periods due to the timing of growth capital projects primarily in the Powder River Basin. Partially offsetting these increases was lower average outstanding balances on our Crestwood Midstream credit facility.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Credit facility	$5.4	$6.1	$8.9	$12.5
Senior notes	27.0	26.5	56.8	53.1
Other	2.7	1.8	5.6	3.6
Gross interest and debt expense	35.1	34.4	71.3	69.2
Less: capitalized interest	—	0.4	0.2	2.6
Interest and debt expense, net	$35.1	$34.0	$71.1	$66.6

Loss on Extinguishment of Debt. During the three and six months ended June 30, 2021, we recognized a loss on extinguishment of debt of approximately $1.2 million and $6.7 million in conjunction with the redemption of our 2023 Senior Notes.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. On July 15, 2021, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on August 13, 2021 and was consistent with the distribution paid in May 2021. Based on our financial performance during the six months ended June 30, 2021, and our estimates of our financial performance for future quarters, we believe the current level of distributions is appropriate. As described above, the Crestwood Holdings Transactions resulted in Crestwood Equity acquiring and cancelling approximately 11.5 million common units, which decreased our anticipated annual distributions (at the current annual rate of $2.50 per unit) by approximately $29 million per year and eliminates any future consideration by our board of directors regarding the level of distributions to our unitholders of any risks created by Crestwood Holdings’ debt (which was fully repaid as of June 30, 2021). We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and beginning with the first quarter of 2021, we pay quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

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

As of June 30, 2021, we had $366.7 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of June 30, 2021, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the six months ended June 30, 2021, we redeemed and cancelled approximately $687.2 million of principal outstanding under the 2023 Senior Notes, utilizing a portion of the proceeds from the issuance of the 2029 Senior Notes and borrowings under our Crestwood Midstream credit facility. In July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan and distributed to us approximately $614 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our contingent consideration obligation and related accrued interest, and to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$293.5	$183.4
Net cash provided by (used in) investing activities	$1.9	$(292.9)
Net cash provided by (used in) financing activities	$(292.8)	$90.5

Operating Activities

Our operating cash flows increased by approximately $110.1 million during the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in net cash inflow from working capital of approximately $78.3 million, driven mostly by the sale of higher levels of NGL inventory at the close of the winter season during the six months ended June 30, 2021 compared to the same period in 2020 due to increased activity primarily from the NGL assets acquired from Plains during the second quarter of 2020. Also contributing to the increase in our operating cash flows during the six months ended June 30, 2021 compared to the same period in 2020 was an increase in our operating revenues of approximately $881.7 million, partially offset by higher costs of product/services sold of approximately $850.9 million primarily from our marketing, supply and logistics segment and gathering and processing segment as discussed in Results of Operations above.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2021 (in millions):

Growth capital	$11.9
Maintenance capital	8.3
Other (1)	1.1
Purchases of property, plant and equipment	$21.3

(1)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2021 and 2020, we contributed approximately $6.9 million and $6.0 million to our Tres Holdings equity investment for its operating purposes. During the six months ended June 30, 2021, we contributed approximately $3.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects.

Financing Activities

The following equity and debt transactions impacted our financing activities during the six months ended June 30, 2021:

Equity and Debt Transactions

•During the six months ended June 30, 2021, CEQP paid approximately $275.6 million in conjunction with the Crestwood Holdings Transactions;

•During the six months ended June 30, 2021, distributions to our partners decreased by approximately $5.3 million compared to the same period in 2020, primarily due to the decrease in common units outstanding as a result of the Crestwood Holdings Transactions;

•During the six months ended June 30, 2021, taxes paid for unit-based compensation vesting decreased by approximately $7.3 million compared to the same period in 2020, primarily due to lower vesting of unit-based compensation awards;

•During the six months ended June 30, 2021, we paid approximately $690.5 million to repurchase and cancel approximately $687.2 million of our senior notes due 2023;

•During the six months ended June 30, 2021, we received net proceeds of approximately $691 million from the issuance of our senior notes due 2029; and

•During the six months ended June 30, 2021, our other debt-related transactions resulted in net proceeds of approximately $127.2 million compared to net proceeds of $244.3 million during the same period in 2020.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. For additional information regarding our credit facility and senior notes and related guarantees, see our 2020 Annual Report on Form 10-K and Item 1. Financial Statements, Note 8.

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

Summarized Combined Balance Sheet Information (in millions)

	June 30, 2021	December 31, 2020
Current assets	$488.2	$371.3
Current assets - affiliates	$6.3	$1.1
Property, plant and equipment, net	$2,266.3	$2,295.2
Non-current assets	$667.2	$696.2
Current liabilities	$584.0	$345.4
Current liabilities - affiliates	$12.6	$5.0
Long-term debt, less current portion	$2,621.6	$2,483.8
Non-current liabilities	$146.1	$157.4

Summarized Combined Statement of Operations Information (in millions)

Six Months Ended June 30, 2021
Revenues	$1,905.3
Revenues - affiliates	$21.3
Cost of products/services sold	$1,543.2
Cost of products/services sold - affiliates	$66.5
Operations and maintenance expenses(1)	$49.8
General and administrative expenses, net(2)	$36.9
Operating income	$132.2
Net income	$56.5

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the six months ended June 30, 2021, we charged $16.5 million to our affiliates under these agreements.
(2)    Includes $7.9 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2020 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2020 to June 30, 2021.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our 2020 Annual Report on Form 10-K other than those set forth below.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets for terrorist organizations or “cyber security” events.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets or utilize our customer service systems. Also, destructive forms of protests and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production or midstream processing or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our customers’ operations. Additionally, the oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing and operational activities. At the same time, companies in our industry have been the targets of cyber-attacks and ransomware demands, and it is possible that the attacks in our industry will continue and grow in number. In addition, to assist in conducting our business, we rely on information technology systems and data hosting facilities, including systems and facilities that are hosted by third parties and with respect to which we have limited visibility and control. These systems and facilities may be vulnerable to a variety of evolving cyber security risks or information security breaches, including unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. These cyber security risks could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary, personal data and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. The occurrence of any of these events, including any attack or threat targeted at our pipelines and other assets, could cause a substantial decrease in revenues, increased costs or other financial losses, exposure or loss of customer information, damage to our reputation or business relationships, increased regulation or litigation, disruption of our operations and/or inaccurate information reported from our operations.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition. Although we have adopted controls and systems, including updating our systems with recent patches and updates from our software providers and procuring limited insurance for certain cyber-related losses, that are designed to protect information and mitigate the risk of data loss and other cyber security events, such measures cannot entirely eliminate cyber security threats, particularly as these threats continue to evolve and grow. Furthermore the controls and systems we have installed may be breached or be inadequate to address a risk that arises. We are not aware of any cyber security events that impacted our company that have or could have resulted in a material loss; however there is no assurance that such a breach has not already occurred and we are unaware of it, and that we will not suffer such a loss in the future.

We are or may become subject to cyber security and data privacy laws, regulations, litigation and directives relating to our processing of personal data.

Several jurisdictions in which we operate throughout the United States may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure or loss of personal data. Additionally, new laws and regulations governing cybersecurity, data privacy and unauthorized disclosure of confidential information, including international comprehensive data privacy regulations and recent U.S. state legislation in California, Virginia and Colorado (some of which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Our business involves collection, uses and other processing of personal data of our employees, contractors, suppliers and service providers. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents and report any cyber incidents to the applicable regulatory authorities. In particular, in response to recent ransomware attacks, the Department of Homeland Security has issued a security directive to certain pipeline companies requiring the companies to appoint personnel, perform cybersecurity assessments, and report incidents and other information. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, and/or mandated changes in our business practices.

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

The table below presents the CEQP’s common unit repurchase activity for the six months ended June 30, 2021:

	Total Number of Units Repurchased(1)	Weighted-Average Price Paid Per Unit	Units Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Repurchased Under the Program(2)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	—	—	—
March 1, 2021 - March 31, 2021	11,469,911	22.49	—	175,000,000
April 1, 2021 - April 30, 2021	—	—	—	—
May 1, 2021 - May 31, 2021	—	—	—	—
June 1, 2021 - June 30, 2021	—	—	—	—
Totals / Weighted Average	11,469,911	$22.49	—	$175,000,000
(1)All units repurchased during the six months ended June 30, 2021 were purchased pursuant to the Crestwood Holdings Transactions described in Part I, Item 1. Financial Statements, Note 1.
(2)On March 25, 2021, CEQP’s board of directors approved a plan to repurchase common and preferred units in one or more open-market transactions or in privately negotiated transactions, with an aggregate purchase price not to exceed $175 million exclusive of any fees, commissions or other expenses. The repurchase program expires December 31, 2022. No units have been purchased under the program during the six months ended June 30, 2021.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated as of May 31, 2021 among Con Edison Gas Pipeline and Storage Northeast, LLC, Crestwood Pipeline and Storage Northeast LLC, as the Sellers, Stagecoach Gas Services LLC as the Company, Kinder Morgan Operating LLC “A” as Buyer, Con Edison Transmission, Inc. (solely for the limited purposes set forth therein) and Crestwood Midstream Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 1, 2021)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	July 29, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	July 29, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)