Form 10-Q
period 2021-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2021-10-28
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 21, 2021).

Crestwood Equity Partners LP	62,899,539
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$14.3	$14.0
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $0.9 million at September 30, 2021 and December 31, 2020	420.0	262.2
Inventory	175.0	89.1
Assets from price risk management activities	39.1	27.2
Prepaid expenses and other current assets	7.1	13.4
Total current assets	655.5	405.9
Property, plant and equipment	3,788.5	3,759.6
Less: accumulated depreciation	962.7	842.5
Property, plant and equipment, net	2,825.8	2,917.1
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	377.9	331.8
Intangible assets, net	748.2	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	31.1	36.8
Investments in unconsolidated affiliates	168.0	943.7
Other non-current assets	7.3	7.3
Total assets	$4,574.5	$5,243.7
Liabilities and capital
Current liabilities:
Accounts payable	$358.7	$160.3
Accrued expenses and other liabilities	140.5	122.0
Liabilities from price risk management activities	277.3	76.3
Contingent consideration, current portion	—	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	776.7	377.8
Long-term debt, less current portion	2,024.9	2,483.8
Contingent consideration	—	38.0
Other long-term liabilities	259.8	253.3
Deferred income taxes	2.3	2.7
Total liabilities	3,063.7	3,155.6
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary (Note 11)	434.5	432.7
Crestwood Equity Partners LP partners’ capital (62,897,480 common units issued and outstanding at September 30, 2021 and 73,970,208 common and subordinated units issued and outstanding at December 31, 2020)	464.3	1,043.4
Preferred units (71,257,445 units issued and outstanding at both September 30, 2021 and December 31, 2020)	612.0	612.0
Total partners’ capital	1,076.3	1,655.4
Total liabilities and capital	$4,574.5	$5,243.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenues:
Gathering and processing	$82.0	$54.0	$237.2	$187.2
Marketing, supply and logistics	1,038.8	352.5	2,634.9	1,069.5
Related party (Note 15)	6.5	10.7	24.2	25.4
	1,127.3	417.2	2,896.3	1,282.1
Services revenues:
Gathering and processing	88.8	91.2	261.1	287.4
Storage and transportation	2.0	3.5	6.0	10.1
Marketing, supply and logistics	7.6	7.1	24.2	19.7
Related party (Note 15)	0.6	0.2	1.0	0.5
	99.0	102.0	292.3	317.7
Total revenues	1,226.3	519.2	3,188.6	1,599.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,060.2	348.2	2,595.8	1,090.2
Product costs - related party (Note 15)	34.8	6.1	101.3	12.9
Service costs	4.3	4.4	13.2	15.7
Total costs of products/services sold	1,099.3	358.7	2,710.3	1,118.8

Operating expenses and other:
Operations and maintenance	31.6	31.0	90.2	100.2
General and administrative	25.9	19.6	67.4	64.0
Depreciation, amortization and accretion	64.6	60.8	182.6	177.9
Loss on long-lived assets, net	18.5	21.3	19.6	26.1
Goodwill impairment	—	—	—	80.3
	140.6	132.7	359.8	448.5
Operating income (loss)	(13.6)	27.8	118.5	32.5
Earnings (loss) from unconsolidated affiliates, net	4.9	10.5	(125.9)	24.4
Interest and debt expense, net	(30.9)	(33.7)	(102.0)	(100.3)
Loss on modification/extinguishment of debt	—	—	(6.7)	—
Other income, net	0.1	—	0.2	0.2
Income (loss) before income taxes	(39.5)	4.6	(115.9)	(43.2)
(Provision) benefit for income taxes	(0.1)	—	(0.1)	0.1
Net income (loss)	(39.6)	4.6	(116.0)	(43.1)
Net income attributable to non-controlling partner	10.3	10.3	30.7	30.4
Net loss attributable to Crestwood Equity Partners LP	(49.9)	(5.7)	(146.7)	(73.5)
Net income attributable to preferred units	15.0	15.0	45.0	45.0
Net loss attributable to partners	$(64.9)	$(20.7)	$(191.7)	$(118.5)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss per limited partner unit: (Note 12)
Basic and Diluted	$(1.03)	$(0.28)	$(2.88)	$(1.62)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	62.9	73.4	66.6	73.1

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(39.6)	$4.6	$(116.0)	$(43.1)
Change in fair value of Suburban Propane Partners, L.P. units	—	0.3	—	(0.8)
Comprehensive income (loss)	(39.6)	4.9	(116.0)	(43.9)
Comprehensive income attributable to non-controlling partner	10.3	10.3	30.7	30.4
Comprehensive loss attributable to Crestwood Equity Partners LP	$(49.9)	$(5.4)	$(146.7)	$(74.3)

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2020	71.3	$612.0	73.6	0.4	$1,043.4	$1,655.4
Crestwood Holdings Transactions (Note 11)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 11)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(15.0)	—	—	(46.4)	(61.4)
Unit-based compensation charges	—	—	1.1	—	3.7	3.7
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.1)	(8.1)
Other	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at March 31, 2021	71.3	612.0	62.8	—	655.6	1,267.6
Distributions to partners	—	(15.0)	—	—	(39.3)	(54.3)
Unit-based compensation charges	—	—	—	—	7.6	7.6
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at June 30, 2021	71.3	612.0	62.8	—	560.1	1,172.1
Distributions to partners	—	(15.0)	—	—	(39.3)	(54.3)
Unit-based compensation charges	—	—	0.1	—	9.6	9.6
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	—	(1.1)	(1.1)
Net income (loss)	—	15.0	—	—	(64.9)	(49.9)
Balance at September 30, 2021	71.3	$612.0	62.9	—	$464.3	$1,076.3

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

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(116.0)	$(43.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	182.6	177.9
Amortization of debt-related deferred costs	5.1	4.9
Unit-based compensation charges	22.8	17.3
Loss on long-lived assets, net	19.6	26.1
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	6.7	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	137.5	5.4
Deferred income taxes	(0.4)	(0.4)
Other	0.2	—
Changes in operating assets and liabilities	114.8	26.9
Net cash provided by operating activities	372.9	295.3
Investing activities
Acquisition, net of cash acquired (Note 3)	—	(162.3)
Purchases of property, plant and equipment	(55.8)	(158.8)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	648.4	27.8
Other	0.5	1.6
Net cash provided by (used in) investing activities	582.9	(297.7)
Financing activities
Proceeds from the issuance of long-term debt	2,236.4	947.0
Payments on long-term debt	(2,695.9)	(731.1)
Payments on finance leases	(2.1)	(2.4)
Payments for deferred financing costs	(11.1)	—
Net proceeds from issuance of non-controlling interest	1.0	2.8
Payments for Crestwood Holdings Transactions	(275.6)	—
Distributions to partners	(125.0)	(136.7)
Distributions to non-controlling partner	(29.9)	(27.8)
Distributions to preferred unitholders	(45.0)	(45.0)
Taxes paid for unit-based compensation vesting	(8.3)	(15.6)
Net cash used in financing activities	(955.5)	(8.8)
Net change in cash	0.3	(11.2)
Cash at beginning of period	14.0	25.7
Cash at end of period	$14.3	$14.5
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(9.2)	$40.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$13.9	$13.7
Accounts receivable, less allowance for doubtful accounts of $1.4 million and $0.9 million at September 30, 2021 and December 31, 2020	420.0	262.2
Inventory	175.0	89.1
Assets from price risk management activities	39.1	27.2
Prepaid expenses and other current assets	7.1	13.4
Total current assets	655.1	405.6
Property, plant and equipment	4,118.6	4,089.6
Less: accumulated depreciation	1,159.1	1,028.3
Property, plant and equipment, net	2,959.5	3,061.3
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	377.9	331.8
Intangible assets, net	748.2	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	31.1	36.8
Investments in unconsolidated affiliates	168.0	943.7
Other non-current assets	5.1	5.2
Total assets	$4,705.6	$5,385.5
Liabilities and capital
Current liabilities:
Accounts payable	$358.6	$157.8
Accrued expenses and other liabilities	139.3	120.1
Liabilities from price risk management activities	277.3	76.3
Contingent consideration, current portion	—	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	775.4	373.4
Long-term debt, less current portion	2,024.9	2,483.8
Contingent consideration	—	38.0
Other long-term liabilities	256.6	251.8
Deferred income taxes	0.7	0.7
Total liabilities	3,057.6	3,147.7
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary (Note 11)	434.5	432.7
Partners’ capital	1,213.5	1,805.1
Total liabilities and capital	$4,705.6	$5,385.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenues:
Gathering and processing	$82.0	$54.0	$237.2	$187.2
Marketing, supply and logistics	1,038.8	352.5	2,634.9	1,069.5
Related party (Note 15)	6.5	10.7	24.2	25.4
	1,127.3	417.2	2,896.3	1,282.1
Service revenues:
Gathering and processing	88.8	91.2	261.1	287.4
Storage and transportation	2.0	3.5	6.0	10.1
Marketing, supply and logistics	7.6	7.1	24.2	19.7
Related party (Note 15)	0.6	0.2	1.0	0.5
	99.0	102.0	292.3	317.7
Total revenues	1,226.3	519.2	3,188.6	1,599.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,060.2	348.2	2,595.8	1,090.2
Product costs - related party (Note 15)	34.8	6.1	101.3	12.9
Service costs	4.3	4.4	13.2	15.7
Total costs of product/services sold	1,099.3	358.7	2,710.3	1,118.8

Operating expenses and other:
Operations and maintenance	31.6	31.0	90.2	100.2
General and administrative	24.4	18.5	61.3	60.4
Depreciation, amortization and accretion	68.2	64.2	193.2	188.4
Loss on long-lived assets, net	18.5	21.3	19.6	26.1
Goodwill impairment	—	—	—	80.3
	142.7	135.0	364.3	455.4
Operating income (loss)	(15.7)	25.5	114.0	25.6
Earnings (loss) from unconsolidated affiliates, net	4.9	10.5	(125.9)	24.4
Interest and debt expense, net	(30.9)	(33.7)	(102.0)	(100.3)
Loss on modification/extinguishment of debt	—	—	(6.7)	—
Income (loss) before income taxes	(41.7)	2.3	(120.6)	(50.3)
(Provision) benefit for income taxes	(0.1)	—	(0.1)	0.2
Net income (loss)	(41.8)	2.3	(120.7)	(50.1)
Net income attributable to non-controlling partner	10.3	10.3	30.7	30.4
Net loss attributable to Crestwood Midstream Partners LP	$(52.1)	$(8.0)	$(151.4)	$(80.5)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	1,414.7
Distributions to partners	(61.4)
Unit-based compensation charges	7.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(48.8)
Balance at June 30, 2021	1,312.0
Distributions to partners	(55.9)
Unit-based compensation charges	9.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(52.1)
Balance at September 30, 2021	$1,213.5

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partners	(57.0)
Unit-based compensation charges	(4.4)
Taxes paid for unit-based compensation vesting	(15.1)
Other	(1.1)
Net loss	(35.5)
Balance at March 31, 2020	1,986.2
Distributions to partners	(62.0)
Unit-based compensation charges	13.6
Taxes paid for unit-based compensation vesting	(0.4)
Other	0.1
Net loss	(37.0)
Balance at June 30, 2020	1,900.5
Distributions to partners	(61.9)
Unit-based compensation charges	7.1
Taxes paid for unit-based compensation vesting	(0.1)
Other	(0.1)
Net loss	(8.0)
Balance at September 30, 2020	$1,837.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(120.7)	$(50.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	193.2	188.4
Amortization of debt-related deferred costs	5.1	4.9
Unit-based compensation charges	22.8	17.3
Loss on long-lived assets, net	19.6	26.1
Goodwill impairment	—	80.3
Loss on modification/extinguishment of debt	6.7	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	137.5	5.4
Deferred income taxes	—	(0.1)
Other	0.2	—
Changes in operating assets and liabilities	114.1	21.8
Net cash provided by operating activities	378.5	294.0
Investing activities
Acquisition, net of cash acquired (Note 3)	—	(162.3)
Purchases of property, plant and equipment	(55.8)	(158.8)
Investments in unconsolidated affiliates	(10.2)	(6.0)
Capital distributions from unconsolidated affiliates	648.4	27.8
Other	0.5	1.6
Net cash provided by (used in) investing activities	582.9	(297.7)
Financing activities
Proceeds from the issuance of long-term debt	2,236.4	947.0
Payments on long-term debt	(2,695.9)	(731.1)
Payments on finance leases	(2.1)	(2.4)
Payments for deferred financing costs	(11.1)	—
Net proceeds from issuance of non-controlling interest	1.0	2.8
Distributions to partners	(451.3)	(180.9)
Distributions to non-controlling partner	(29.9)	(27.8)
Taxes paid for unit-based compensation vesting	(8.3)	(15.6)
Net cash used in financing activities	(961.2)	(8.0)
Net change in cash	0.2	(11.7)
Cash at beginning of period	13.7	25.4
Cash at end of period	$13.9	$13.7
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(9.2)	$40.0

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2021. The financial information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. The consolidated balance sheets as of December 31, 2020 were derived from the audited balance sheets filed in our 2020 Annual Report on Form 10-K.

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

Organization

Crestwood Equity Partners LP. CEQP is a publicly-traded (NYSE: CEQP) Delaware limited partnership formed in March 2001. Crestwood Equity GP LLC (Crestwood Equity GP) owns our non-economic general partnership interest. Prior to the Crestwood Holdings Transactions described below, Crestwood Equity was indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve).

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

Crestwood Holdings Transactions. In March 2021, CEQP paid Crestwood Holdings approximately $268 million to (i) acquire approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP) in March 2021; and (ii) acquire the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP, which owns CEQP’s non-economic general partner interest) in August 2021 (collectively, the Crestwood Holdings Transactions). The purchase price was funded through borrowings under the Crestwood Midstream credit facility. CEQP retired the common and subordinated units acquired in the Crestwood Holdings Transactions.

The diagram below reflects a simplified version our ownership structure as of September 30, 2021 following the Crestwood Holdings Transactions.

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

During the three months ended September 30, 2021, we recorded a loss on long-lived assets of approximately $19 million related to the abandonment and dismantlement of certain of our gathering and processing segment’s Marcellus West Union compressor station assets. Our West Union compressor station assets were located in West Virginia and provided compression and dehydration services to our customers. During the three months ended September 30, 2020, we recorded a $19.9 million loss on long-lived assets related to the sale of our Fayetteville assets in October 2020 and during the nine months ended September 30, 2020 we recorded an $80.3 million full impairment of the goodwill associated with our Powder River Basin reporting unit based on events that occurred during 2020 which resulted in a significant decrease in the forecasted cash flows and fair value of the reporting unit. For a further discussion of this goodwill impairment, see our 2020 Annual Report on Form 10-K.

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

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Accrued expenses	$51.1	$48.3	$49.9	$46.4
Accrued property taxes	6.9	8.4	6.9	8.4
Income tax payable	0.3	0.2	0.3	0.2
Interest payable	36.7	24.9	36.7	24.9
Accrued additions to property, plant and equipment	18.1	12.3	18.1	12.3
Operating leases	14.5	14.7	14.5	14.7
Finance leases	2.1	2.9	2.1	2.9
Deferred revenue	10.8	10.3	10.8	10.3
Total accrued expenses and other liabilities	$140.5	$122.0	$139.3	$120.1

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	CEQP		CMLP
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Contract liabilities	$183.4	$172.2	$183.4	$172.2
Operating leases	22.0	28.5	22.0	28.5
Asset retirement obligations	35.6	34.1	35.6	34.1
Other	18.8	18.5	15.6	17.0
Total other long-term liabilities	$259.8	$253.3	$256.6	$251.8

Note 5 - Investments in Unconsolidated Affiliates

Stagecoach Gas Divestiture

In July 2021, Stagecoach Gas sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Following the Initial Closing and subject to certain customary closing conditions, Crestwood Northeast and CEGP will sell each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC, (Second Closing) to Kinder Morgan for approximately $30 million, subject to certain closing adjustments.

In conjunction with the Initial Closing, we recorded our share of a loss on long-lived assets (including goodwill) recorded by our Stagecoach Gas equity investment associated with the sale. This eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas, and also resulted in a $155.4 million reduction in our earnings from unconsolidated affiliates during the nine months ended September 30, 2021. In addition, our earnings from unconsolidated affiliates during the nine months ended September 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the Initial Closing, which were paid by us in July 2021 on behalf of Stagecoach Gas. Our Stagecoach Gas investment is included in our storage and transportation segment.

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Stagecoach Gas Services LLC(1)	$15.2	$792.5	$0.9	$9.9	$(139.4)	$28.3
Tres Palacios Holdings LLC(2)	38.4	35.5	(0.1)	0.1	9.1	0.2
Powder River Basin Industrial Complex, LLC(3)	3.5	3.6	(0.1)	—	—	(4.4)
Crestwood Permian Basin Holdings LLC(4)	110.9	112.1	4.2	0.5	4.4	0.3
Total	$168.0	$943.7	$4.9	$10.5	$(125.9)	$24.4

(1)As of September 30, 2021, our equity in the underlying net assets of Stagecoach Gas approximates the carrying value of our investment.
(2)As of September 30, 2021, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $21.8 million. During both the three and nine months ended September 30, 2021 and 2020, we recorded amortization of approximately $0.3 million and $0.9 million, respectively, related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and transportation segment.
(3)As of September 30, 2021, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. During the first quarter of 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment balance and the equity in the underlying net assets of PRBIC, and also resulted in a $4.5 million reduction in our earnings from unconsolidated affiliates during the nine months ended September 30, 2020. Our PRBIC investment is included in our storage and transportation segment.
(4)As of September 30, 2021, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by $7.5 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing segment and is no longer considered a variable interest entity.

Summarized Financial Information of Unconsolidated Affiliates

Below is the summarized operating results for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

	Nine Months Ended September 30,
	2021			2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
Stagecoach Gas	$81.4	$456.9	$(375.5)	$115.3	$58.9	$56.5
Other(1)	232.4	208.2	24.9	91.2	113.0	(21.0)
Total	$313.8	$665.1	$(350.6)	$206.5	$171.9	$35.5

(1)Includes our Tres Holdings, PRBIC and Crestwood Permian equity investments.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stagecoach Gas	$640.9	$44.5	$—	$—
Tres Holdings	13.1	4.4	6.9	6.0
PRBIC	0.1	0.2	—	—
Crestwood Permian	8.9	8.5	3.3	—
Total	$663.0	$57.6	$10.2	$6.0

(1)    In July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan and distributed to us approximately $613.9 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our remaining contingent consideration obligation and related accrued interest described below, and the remaining proceeds to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility. In October 2021, we received cash distributions from Tres Holdings and Crestwood Permian of approximately $2.4 million and $7.4 million, respectively.
Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we were required to make payments to CEGP because certain performance targets on growth capital projects were not achieved by December 31, 2020. During the nine months ended September 30, 2021, we fully satisfied this obligation by paying $57 million plus accrued interest of $2.1 million to CEGP.

Guarantee. CEQP issued a guarantee under which CEQP would be required to pay up to $10 million if Crestwood Permian fails to honor its obligations to Crestwood Permian Basin LLC, a 50% equity investment of Crestwood Permian, in the event Crestwood Permian Basin LLC fails to satisfy its obligations under its gas gathering agreement with a third party. We do not believe that it is probable that this guarantee will result in future losses based on our assessment of the nature of the guarantee, the financial condition of the guaranteed party and the period of time that the guarantee has been outstanding, and as a result, we have not recorded a liability related to this guarantee on our consolidated balance sheets at September 30, 2021 and December 31, 2020.

Note 6 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 7.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenues	$129.4	$32.4	$296.9	$125.4
Gain (loss) reflected in product costs	$(53.4)	$(1.8)	$(94.8)	$13.4

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	September 30, 2021		December 31, 2020
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	73.9	78.4	72.7	76.5
Natural gas (Bcf)	32.1	42.8	22.6	28.6

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. In addition, we have margin requirements with a derivative clearing broker and a third party broker related to our net asset or liability position with each respective broker. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	September 30, 2021	December 31, 2020
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$157.6	$38.5
Broker-related net derivative asset position	$199.6	$35.9
Broker-related cash collateral received	$163.9	$18.3
Cash collateral received, net	$14.3	$12.4
(1)At September 30, 2021 and December 31, 2020, we posted $1.1 million and less than $0.1 million of collateral associated with these derivatives.

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

Financial Assets and Liabilities

As of September 30, 2021 and December 31, 2020, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$74.2	$1,469.0	$—	$1,543.2	$(1,339.6)	$(164.5)	$39.1
Suburban Propane Partners, L.P. units(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$76.4	$1,469.0	$—	$1,545.4	$(1,339.6)	$(164.5)	$41.3

Liabilities
Liabilities from price risk management	$55.8	$1,547.4	$—	$1,603.2	$(1,339.6)	$13.7	$277.3
Total liabilities at fair value	$55.8	$1,547.4	$—	$1,603.2	$(1,339.6)	$13.7	$277.3

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$20.2	$480.5	$—	$500.7	$(455.0)	$(18.5)	$27.2
Suburban Propane Partners, L.P. units(2)	2.1	—	—	2.1	—	—	2.1
Total assets at fair value	$22.3	$480.5	$—	$502.8	$(455.0)	$(18.5)	$29.3

Liabilities
Liabilities from price risk management	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3
Total liabilities at fair value	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of September 30, 2021 and December 31, 2020, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$—	$—	$683.8	$691.5
2025 Senior Notes	$496.3	$511.9	$495.5	$509.9
2027 Senior Notes	$594.0	$618.4	$593.2	$594.1
2029 Senior Notes	$690.5	$734.0	$—	$—

Note 8 – Long-Term Debt

Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Credit Facility	$250.5	$719.0
2023 Senior Notes	—	687.2
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
2029 Senior Notes	700.0	—
Other(1)	0.2	0.4
Less: deferred financing costs, net	25.6	22.6
Total debt	2,025.1	2,484.0
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,024.9	$2,483.8

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0. At September 30, 2021, the net debt to consolidated EBITDA ratio was approximately 3.45 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.98 to 1.0, and the senior secured leverage ratio was 0.42 to 1.0.

At September 30, 2021, Crestwood Midstream had $985.3 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2021 and December 31, 2020, Crestwood Midstream’s outstanding standby letters of credit were $14.2 million and $23.9 million. Borrowings under the credit facility accrue interest at prime or Eurodollar based rates plus applicable spreads, which resulted in interest rates between 2.34% and 4.50% at September 30, 2021 and 2.40% and 4.50% at December 31, 2020. The weighted-average interest rate on outstanding borrowings as of September 30, 2021 and December 31, 2020 was 2.41% and 2.45%.

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

2023 Senior Note Repayments. During the nine months ended September 30, 2021, we redeemed $687.2 million of principal outstanding under our 2023 Senior Notes. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $6.7 million during the nine months ended September 30, 2021, and paid approximately $8.6 million of accrued interest on the 2023 Senior Notes on the dates they were repurchased. We funded the repayment using a portion of the proceeds from the issuance of the 2029 Senior Notes and borrowings under the CMLP Credit Facility.

Note 9 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. During the three months ended September 30, 2021, we paid approximately $19.5 million to Linde related to this matter, and Linde claims remaining unpaid invoices of approximately $36 million, along with other damages. This matter is not an insurable event based on our insurance policies, and we are unable to predict the outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2021 and December 31, 2020, we had approximately $16.6 million and $10.4 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

During 2019, we experienced produced water releases on our Arrow water gathering system located within the Fort Berthold Indian Reservation in North Dakota. In January 2021, we received a Notice of Violation and Opportunity to Confer from the Environmental Protection Agency (EPA) related to the water releases. In March 2021, we executed a Consent Agreement with the EPA and agreed to pay $0.1 million for penalties related to the water releases. The EPA provided the public a 30-day period to comment on the Consent Agreement and is currently reviewing the comments received. We expect to finalize and settle the Consent Agreement after the EPA completes its review and response, if necessary, to the comments received. We are also substantially complete with all remediation efforts related to the water releases and continue to monitor any remaining impacts. We will continue our remediation efforts to ensure that lands impacted by the produced water releases are fully remediated. In response to the water releases, we removed several miles of gathering pipeline from the system that remained in service and replaced those sections with a pipeline composed of higher capacity material that is more suitable to the environment and climate conditions in the Bakken. The replaced pipeline increased water gathering capacity on the Arrow system and furthers our commitment to sustainability and environmental stewardship in the areas where we live and operate. We believe these events are insurable under our policies. We have not recorded an insurance receivable as of September 30, 2021.

At September 30, 2021 and December 31, 2020, our accrual of approximately $1.2 million and $1.3 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.2 million to $1.9 million at September 30, 2021.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our previously disposed of retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves at September 30, 2021 and December 31, 2020 (in millions):

	CEQP		CMLP
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Self-insurance reserves(1)	$6.7	$7.7	$5.8	$6.7
(1)At September 30, 2021, CEQP and CMLP classified approximately $4.8 million and $4.1 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2021 and December 31, 2020, we have no amounts accrued for these guarantees.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$31.1	$36.8

Accrued expenses and other liabilities	$14.5	$14.7
Other long-term liabilities	22.0	28.5
Total operating lease liabilities	$36.5	$43.2
Finance Leases
Property, plant and equipment	$12.1	$13.3
Less: accumulated depreciation	8.5	7.9
Property, plant and equipment, net	$3.6	$5.4

Accrued expenses and other liabilities	$2.1	$2.9
Other long-term liabilities	1.2	1.9
Total finance lease liabilities	$3.3	$4.8

Lease expense. Our operating lease expense, net totaled $3.7 million and $5.8 million for the three months ended September 30, 2021 and 2020 and $12.8 million and $20.4 million for the nine months ended September 30, 2021 and 2020. Our finance lease expense totaled $0.8 million and $0.9 million for the three months ended September 30, 2021 and 2020 and $2.6 million and $3.1 million for the nine months ended September 30, 2021 and 2020.

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

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the nine months ended September 30, 2021 and 2020 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
August 6, 2021	August 13, 2021	$0.625	39.3
			$125.0
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	$0.625	45.7
August 7, 2020	August 14, 2020	$0.625	45.7
			$136.7

On October 14, 2021, we declared a distribution of $0.625 per limited partner unit to be paid on November 12, 2021 to unitholders of record on November 5, 2021 with respect to the quarter ended September 30, 2021.

Preferred Unitholders. During the nine months ended September 30, 2021 and 2020, we paid cash distributions to our preferred unitholders of approximately $45 million in both periods. On October 14, 2021, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15 million for the quarter ended September 30, 2021.

Crestwood Midstream

During the nine months ended September 30, 2021 and 2020, Crestwood Midstream paid cash distributions of $451.3 million and $180.9 million to its partners.

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

The following table shows the change in our non-controlling interest in subsidiary at September 30, 2021 and 2020 (in millions):

Balance at December 31, 2020	$432.7
Contributions from non-controlling partner	1.0
Distributions to non-controlling partner	(29.9)
Net income attributable to non-controlling partner	30.7
Balance at September 30, 2021	$434.5

Balance at December 31, 2019	$426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(27.8)
Net income attributable to non-controlling partner	30.4
Balance at September 30, 2020	$431.6

In October 2021, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million for the quarter ended September 30, 2021.

Other

In February 2021, Crestwood Equity issued 50,000 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of September 30, 2021, we had total unamortized compensation expense of approximately $0.9 million related to these performance units. During the three and nine months ended September 30, 2021, we recognized compensation expense of $0.1 million and $0.2 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

Note 12 - Earnings Per Limited Partner Unit

Prior to the Crestwood Holdings transactions, we calculated basic net income per limited partner unit using the two-class method. Our income (loss) was allocated to our common units and other participating securities (i.e., subordinated units) based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in income (loss) or excess distributions over income (loss). The dilutive effect of the stock-based compensation performance units is calculated using the treasury stock method which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units. The dilutive effect of the preferred units and Crestwood Niobrara preferred units are calculated using the if-converted method which assumes units are converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Preferred units (1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	3.9	8.7	3.9	8.7
Unit-based compensation performance units(1)	0.2	0.2	0.1	0.3
Subordinated units(1)(2)	—	0.4	0.1	0.4
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

Below is a reconciliation of CEQP’s and CMLP’s net loss to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net income (loss)	$(39.6)	$4.6	$(116.0)	$(43.1)	$(41.8)	$2.3	$(120.7)	$(50.1)
Add:
Interest and debt expense, net	30.9	33.7	102.0	100.3	30.9	33.7	102.0	100.3
Loss on modification/extinguishment of debt	—	—	6.7	—	—	—	6.7	—
Provision (benefit) for income taxes	0.1	—	0.1	(0.1)	0.1	—	0.1	(0.2)
Depreciation, amortization and accretion	64.6	60.8	182.6	177.9	68.2	64.2	193.2	188.4
EBITDA	$56.0	$99.1	$175.4	$235.0	$57.4	$100.2	$181.3	$238.4

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and nine months ended September 30, 2021 and 2020 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2020 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $4.9 million and $9.9 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended September 30, 2021 and 2020 and $182.4 million and $33.2 million for the nine months ended September 30, 2021 and 2020.

Segment EBITDA Information

	Three Months Ended September 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$171.2	$2.0	$1,053.1	$—	$1,226.3
Intersegment revenues	125.6	2.3	(127.9)	—	—
Costs of product/services sold	150.1	(0.2)	949.4	—	1,099.3
Operations and maintenance expense	19.5	1.5	10.6	—	31.6
General and administrative expense	—	—	—	24.4	24.4
Loss on long-lived assets, net	(18.5)	—	—	—	(18.5)
Earnings from unconsolidated affiliates, net	4.2	0.7	—	—	4.9
Crestwood Midstream EBITDA	$112.9	$3.7	$(34.8)	$(24.4)	$57.4
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$112.9	$3.7	$(34.8)	$(25.8)	$56.0

	Three Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$145.2	$3.5	$370.5	$—	$519.2
Intersegment revenues	44.9	1.9	(46.8)	—	—
Costs of product/services sold	63.2	—	295.5	—	358.7
Operations and maintenance expense	19.4	0.7	10.9	—	31.0
General and administrative expense	—	—	—	18.5	18.5
Gain (loss) on long-lived assets, net	(19.1)	—	(2.4)	0.2	(21.3)
Earnings from unconsolidated affiliates, net	0.5	10.0	—	—	10.5
Crestwood Midstream EBITDA	$88.9	$14.7	$14.9	$(18.3)	$100.2
Crestwood Equity
General and administrative expense	—	—	—	1.1	1.1
Crestwood Equity EBITDA	$88.9	$14.7	$14.9	$(19.4)	$99.1

	Nine Months Ended September 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$498.9	$6.0	$2,683.7	$—	$3,188.6
Intersegment revenues	315.1	7.8	(322.9)	—	—
Costs of product/services sold	387.2	(0.2)	2,323.3	—	2,710.3
Operations and maintenance expense	55.6	3.1	31.5	—	90.2
General and administrative expense	—	—	—	61.3	61.3
Gain (loss) on long-lived assets, net	(19.7)	—	0.1	—	(19.6)
Earnings (loss) from unconsolidated affiliates, net	4.4	(130.3)	—	—	(125.9)
Crestwood Midstream EBITDA	$355.9	$(119.4)	$6.1	$(61.3)	$181.3
Crestwood Equity
General and administrative expense	—	—	—	6.1	6.1
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$355.9	$(119.4)	$6.1	$(67.2)	$175.4

	Nine Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$474.6	$10.1	$1,115.1	$—	$1,599.8
Intersegment revenues	99.2	6.9	(106.1)	—	—
Costs of product/services sold	192.8	0.3	925.7	—	1,118.8
Operations and maintenance expense	65.7	2.8	31.7	—	100.2
General and administrative expense	—	—	—	60.4	60.4
Gain (loss) on long-lived assets, net	(23.7)	—	(2.6)	0.2	(26.1)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings from unconsolidated affiliates, net	0.3	24.1	—	—	24.4
Crestwood Midstream EBITDA	$211.6	$38.0	$49.0	$(60.2)	$238.4
Crestwood Equity
General and administrative expense	—	—	—	3.6	3.6
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$211.6	$38.0	$49.0	$(63.6)	$235.0

Other Segment Information

	CEQP		CMLP
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Total Assets
Gathering and Processing	$3,357.4	$3,464.6	$3,491.9	$3,609.7
Storage and Transportation	163.6	944.6	163.6	944.6
Marketing, Supply and Logistics	1,032.8	805.0	1,032.8	805.0
Corporate	20.7	29.5	17.3	26.2
Total Assets	$4,574.5	$5,243.7	$4,705.6	$5,385.5

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $350.0 million and $219.9 million for both CEQP and CMLP at September 30, 2021 and December 31, 2020, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 16 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2021	December 31, 2020
Contract assets (non-current)	$1.4	$1.0
Contract liabilities (current)(1)	$10.8	$10.3
Contract liabilities (non-current)(1)	$183.4	$172.2

(1)During the three and nine months ended September 30, 2021, we recognized revenues of approximately $3.4 million and $9.8 million that were previously included in contract liabilities at December 31, 2020. The remaining change in our contract liabilities during the three and nine months ended September 30, 2021, related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of September 30, 2021 (in millions):

Remainder of 2021	$23.3
2022	75.4
2023	52.6
2024	31.7
Total	$183.0
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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and nine months ended September 30, 2021 and 2020 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended September 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$35.3	$—	$—	$—	$35.3
Crude oil	17.1	—	—	—	17.1
Water	24.8	—	—	—	24.8
Processing
Natural gas	7.2	—	—	—	7.2
Compression
Natural gas	3.7	—	—	—	3.7
Storage
Crude oil	0.1	0.4	—	(0.4)	0.1
NGLs	—	—	2.6	—	2.6
Pipeline
Crude oil	—	1.5	—	(0.9)	0.6
Transportation
Crude oil	0.8	—	—	(0.1)	0.7
NGLs	—	—	4.1	—	4.1
Rail Loading
Crude oil	—	2.2	—	(1.0)	1.2
Product Sales
Natural gas	42.9	—	84.5	(42.7)	84.7
Crude oil	105.4	—	331.3	(25.1)	411.6
NGLs	59.1	—	500.1	(57.6)	501.6
Other	—	0.2	0.4	(0.1)	0.5
Total Topic 606 revenues	296.4	4.3	923.0	(127.9)	1,095.8
Non-Topic 606 revenues	0.4	—	130.1	—	130.5
Total revenues	$296.8	$4.3	$1,053.1	$(127.9)	$1,226.3

	Three Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$30.3	$—	$—	$—	$30.3
Crude oil	22.5	—	—	—	22.5
Water	25.1	—	—	—	25.1
Processing
Natural gas	6.1	—	—	—	6.1
Compression
Natural gas	6.0	—	—	—	6.0
Storage
Crude oil	0.1	0.8	—	(0.3)	0.6
NGLs	—	—	3.4	—	3.4
Pipeline
Crude oil	—	1.7	—	(0.6)	1.1
Transportation
Crude oil	1.2	—	—	—	1.2
NGLs	—	—	3.1	—	3.1
Rail Loading
Crude oil	—	2.7	—	(0.9)	1.8
Product Sales
Natural gas	13.0	—	22.3	(12.9)	22.4
Crude oil	69.4	—	162.9	(15.6)	216.7
NGLs	16.4	—	145.6	(16.4)	145.6
Other	—	0.2	0.3	(0.1)	0.4
Total Topic 606 revenues	190.1	5.4	337.6	(46.8)	486.3
Non-Topic 606 revenues	—	—	32.9	—	32.9
Total revenues	$190.1	$5.4	$370.5	$(46.8)	$519.2

	Nine Months Ended September 30, 2021
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$100.0	$—	$—	$—	$100.0
Crude oil	56.2	—	—	—	56.2
Water	69.5	—	—	—	69.5
Processing
Natural gas	21.5	—	—	—	21.5
Compression
Natural gas	12.1	—	—	—	12.1
Storage
Crude oil	0.3	1.9	—	(1.8)	0.4
NGLs	—	—	8.7	—	8.7
Pipeline
Crude oil	—	4.5	—	(2.5)	2.0
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	1.9	—	—	(0.1)	1.8
NGLs	—	—	12.5	—	12.5
Rail Loading
Crude oil	—	6.8	—	(3.4)	3.4
Product Sales
Natural gas	112.5	—	224.4	(111.7)	225.2
Crude oil	297.1	—	926.9	(62.5)	1,161.5
NGLs	142.3	—	1,210.9	(140.5)	1,212.7
Other	—	0.6	1.2	(0.4)	1.4
Total Topic 606 revenues	813.4	13.8	2,384.7	(322.9)	2,889.0
Non-Topic 606 revenues	0.6	—	299.0	—	299.6
Total revenues	$814.0	$13.8	$2,683.7	$(322.9)	$3,188.6

	Nine Months Ended September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$107.3	$—	$—	$—	$107.3
Crude oil	66.9	—	—	—	66.9
Water	66.4	—	—	—	66.4
Processing
Natural gas	23.4	—	—	—	23.4
Compression
Natural gas	18.0	—	—	—	18.0
Storage
Crude oil	1.0	2.5	—	(1.5)	2.0
NGLs	—	—	8.6	—	8.6
Pipeline
Crude oil	—	4.6	—	(1.5)	3.1
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	4.7	—	1.9	—	6.6
NGLs	—	—	7.4	—	7.4
Rail Loading
Crude oil	—	9.0	—	(3.5)	5.5
Product Sales
Natural gas	31.9	—	56.1	(31.4)	56.6
Crude oil	225.3	—	515.1	(39.0)	701.4
NGLs	28.9	—	398.3	(28.6)	398.6
Other	—	0.9	1.0	(0.6)	1.3
Total Topic 606 revenues	573.8	17.0	988.6	(106.1)	1,473.3
Non-Topic 606 revenues	—	—	126.5	—	126.5
Total revenues	$573.8	$17.0	$1,115.1	$(106.1)	$1,599.8

Note 15 – Related Party Transactions

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of the Crestwood Holdings Transactions in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements. We also enter into transactions with our affiliates related to services provided on our expansion projects. During the nine months ended September 30, 2021 and 2020, we paid approximately $0.6 million and $3.2 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2020 Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues at CEQP and CMLP(1)	$7.1	$10.9	$25.2	$25.9
Costs of product/services sold at CEQP and CMLP(2)	$34.8	$6.1	$101.3	$12.9
Operations and maintenance expenses charged by CEQP and CMLP(3)	$5.1	$5.0	$16.8	$16.7
General and administrative expenses charged by CEQP to CMLP, net(4)	$11.9	$7.4	$24.4	$25.4
General and administrative expenses at CEQP charged to Crestwood Holdings, net(5)	$—	$1.2	$4.8	$12.5

(1)Primarily relates to the sale of NGLs to a subsidiary of Crestwood Permian.
(2)Includes (i) $30.4 million and $75.5 million during the three and nine months ended September 30, 2021 and $5.7 million and $12.1 million during the three and nine months ended September 30, 2020 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (ii) $0.2 million and $11.3 million during the three and nine months ended September 30, 2021 and $0.3 million and $0.4 million during the three and nine months ended September 30, 2020 related to purchases of natural gas from a subsidiary of Tres Holdings and (iii) $4.2 million and $14.5 million during the three and nine months ended September 30, 2021 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2020 related to purchases of NGLs from Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and nine months ended September 30, 2021, we charged $0.1 million and $3.4 million to Stagecoach Gas, $1.2 million and $3.6 million to Tres Holdings, and $3.8 million and $9.8 million to Crestwood Permian. During the three and nine months ended September 30, 2020, we charged $1.7 million and $5.0 million to Stagecoach Gas, $0.9 million and $3.1 million to Tres Holdings, and $2.4 million and $8.6 million to Crestwood Permian.
(4)Includes $12.9 million and $27.4 million of unit-based compensation charges allocated from CEQP to CMLP for the three and nine months ended September 30, 2021 and $8.4 million and $28.5 million for the three and nine months ended September 30, 2020. In addition, includes $1.0 million and $3.0 million of CMLP’s general and administrative costs allocated to CEQP during the three and nine months ended September 30, 2021 and $1.0 million and $3.1 million during the three and nine months ended September 30, 2020.
(5)Includes a $0.3 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the three months ended September 30, 2020. Also includes a $4.6 million and a $11.2 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the nine months ended September 30, 2021 and 2020. During the three months ended September 30, 2021, there were no unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP. CEQP allocates a portion of its general and administrative costs to Crestwood Holdings and during the nine months ended September 30, 2021, CEQP allocated $0.2 million of it’s general and administrative costs to Crestwood Holdings and approximately $0.9 million and $1.3 million of costs were allocated to Crestwood Holdings during the three and nine months ended September 30, 2020. During the three months ended September 30, 2021, CEQP did not allocate any general and administrative costs to Crestwood Holdings.

The following table shows accounts receivable and accounts payable with our affiliates (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable at CEQP and CMLP	$7.3	$2.5
Accounts payable at CEQP(1)	$13.1	$7.5
Accounts payable at CMLP	$13.1	$5.0

(1)In conjunction with the Crestwood Holdings Transactions discussed in Note 1, CEQP eliminated approximately $2.4 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021.

Note 16 – Subsequent Event

On October 25, 2021, we entered into a merger agreement with Oasis Midstream Partners LP (Oasis Midstream) under which we will acquire Oasis Midstream in an equity and cash transaction valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) will receive $150 million in cash plus 21.0 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders will receive 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Oasis Petroleum will receive a $10 million cash payment for its ownership of the general partner of Oasis Midstream. The completion of the merger is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) adoption of the merger agreement by holders of a majority of the outstanding Oasis Midstream common units, (ii) expiration or termination of review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iii) effectiveness of a registration statement on Form S-4 in connection with the issuance of CEQP common units in the merger.

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

During 2021, CEQP paid Crestwood Holdings approximately $268 million to (i) acquire approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP); and (ii) acquire the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP LLC, which owns CEQP’s non-economic general partner interest) (collectively the Crestwood Holdings Transactions). The purchase price was funded through borrowings under the Crestwood Midstream credit facility. The Crestwood Holdings Transactions resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings.

The Crestwood Holdings Transactions were a significant step in our strategy to drive peer leading governance and set the stage for future growth by simplifying our organizational structure, increasing our public float and liquidity and enhancing our financial flexibility as we strive to generate long-term value for our unitholders. Additionally, in connection with the Crestwood Holdings Transactions, Crestwood Holdings repaid all of its outstanding debt which further enhances CEQP’s future flexibility around capital allocation priorities and eliminates any potential future risks around a change of control related to Crestwood Holdings’ debt as previously described in Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K. In conjunction with the completion of the Crestwood Holdings Transactions, CEQP will transition to a traditional public company governance structure with a publicly elected board of directors beginning in 2022 which further ensures alignment between management and the Board of Directors with common unitholders and is consistent with our long-term ESG program.

To further enhance our financial flexibility and execute our long-term business strategy, in July 2021, Stagecoach Gas sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Stagecoach Gas distributed to us approximately $614 million as our proportionate share of the gross proceeds received from the sale. Following the Initial Closing and subject to certain customary closing conditions, Crestwood Northeast and CEGP will sell each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC (Second Closing) to Kinder Morgan for approximately $30 million, subject to certain closing adjustments. We anticipate the Second Closing to occur either in the fourth quarter of 2021 or first quarter of 2022. The Stagecoach Gas divestiture enabled us to decrease our net debt to consolidated EBITDA ratio of our revolving credit facility below 3.5x at September 30. 2021, which should position us to utilize a greater portion of our cash flow going forward to increase returns to our unitholders through continued distributions, prudent capital investments around our higher-growth gathering and processing assets, and opportunistic repurchases of our preferred and common units under our approved $175 million unit repurchase program described below in “Liquidity and Sources of Capital”.

We continue to drive our long-term growth strategy through disciplined capital investments utilizing our current financial flexibility, and on October 25, 2021, we entered into a merger agreement with Oasis Midstream Partners LP (Oasis Midstream) under which we will acquire Oasis Midstream in an equity and cash transaction valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) will receive $150 million in cash plus 21.0 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders will receive 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Oasis Petroleum will receive a $10 million cash payment for its ownership of the general partner of Oasis Midstream. This transaction further solidifies Crestwood’s competitive position in the Williston Basin with exposure to approximately 1,200 drilling locations and 535,000 dedicated acres and expands the company’s relationship with Oasis Petroleum. Additionally, Oasis Midstream’s Wild Basin gathering and processing assets are highly complementary with our Arrow gathering system and Bear Den processing facility which provides for immediate opportunities to drive cost savings and commercial synergies and better utilization of available gas processing capacity.

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

Recent Developments

Bakken DAPL Matter. In July 2020, a U.S. District Court (District Court) ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) stayed the DAPL shutdown, and set an expedited briefing schedule to determine the merits of the District Court’s decision. The D.C. Circuit issued an opinion on January 26, 2021, which upheld the District Court’s decision on the merits, but did not rule on whether DAPL should be prohibited from continued operation. The plaintiffs sought another injunction against DAPL’s continued operation, which was denied by the District Court in May 2021. The U.S. Army Corps of Engineers is currently conducting an environmental impact statement, which is expected to be complete in 2022 and we expect that DAPL will remain in operation while the environmental impact statement is being completed.

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

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$1,226.3	$519.2	$3,188.6	$1,599.8	$1,226.3	$519.2	$3,188.6	$1,599.8
Costs of product/services sold	1,099.3	358.7	2,710.3	1,118.8	1,099.3	358.7	2,710.3	1,118.8
Operations and maintenance expense	31.6	31.0	90.2	100.2	31.6	31.0	90.2	100.2
General and administrative expense	25.9	19.6	67.4	64.0	24.4	18.5	61.3	60.4
Depreciation, amortization and accretion	64.6	60.8	182.6	177.9	68.2	64.2	193.2	188.4
Loss on long-lived assets, net	18.5	21.3	19.6	26.1	18.5	21.3	19.6	26.1
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
Operating income (loss)	(13.6)	27.8	118.5	32.5	(15.7)	25.5	114.0	25.6
Earnings (loss) from unconsolidated affiliates, net	4.9	10.5	(125.9)	24.4	4.9	10.5	(125.9)	24.4
Interest and debt expense, net	(30.9)	(33.7)	(102.0)	(100.3)	(30.9)	(33.7)	(102.0)	(100.3)
Loss on modification/extinguishment of debt	—	—	(6.7)	—	—	—	(6.7)	—
Other income, net	0.1	—	0.2	0.2	—	—	—	—
(Provision) benefit for income taxes	(0.1)	—	(0.1)	0.1	(0.1)	—	(0.1)	0.2
Net income (loss)	(39.6)	4.6	(116.0)	(43.1)	(41.8)	2.3	(120.7)	(50.1)
Add:
Interest and debt expense, net	30.9	33.7	102.0	100.3	30.9	33.7	102.0	100.3
Loss on modification/extinguishment of debt	—	—	6.7	—	—	—	6.7	—
Provision (benefit) for income taxes	0.1	—	0.1	(0.1)	0.1	—	0.1	(0.2)
Depreciation, amortization and accretion	64.6	60.8	182.6	177.9	68.2	64.2	193.2	188.4
EBITDA	56.0	99.1	175.4	235.0	57.4	100.2	181.3	238.4
Unit-based compensation charges	12.9	8.1	22.8	17.3	12.9	8.1	22.8	17.3
Loss on long-lived assets, net	18.5	21.3	19.6	26.1	18.5	21.3	19.6	26.1
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
(Earnings) loss from unconsolidated affiliates, net	(4.9)	(10.5)	125.9	(24.4)	(4.9)	(10.5)	125.9	(24.4)
Adjusted EBITDA from unconsolidated affiliates, net	9.8	20.4	56.5	57.6	9.8	20.4	56.5	57.6
Change in fair value of commodity inventory-related derivative contracts	46.8	(3.0)	48.9	12.7	46.8	(3.0)	48.9	12.7
Significant transaction and environmental related costs and other items	0.8	0.6	1.9	10.6	0.7	0.6	(0.4)	10.6
Adjusted EBITDA	$139.9	$136.0	$451.0	$415.2	$141.2	$137.1	$454.6	$418.6

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net cash provided by operating activities	$79.4	$111.9	$372.9	$295.3	$81.3	$112.9	$378.5	$294.0
Net changes in operating assets and liabilities	(25.1)	(15.5)	(114.8)	(26.9)	(25.3)	(15.3)	(114.1)	(21.8)
Amortization of debt-related deferred costs	(1.7)	(1.7)	(5.1)	(4.9)	(1.7)	(1.7)	(5.1)	(4.9)
Interest and debt expense, net	30.9	33.7	102.0	100.3	30.9	33.7	102.0	100.3
Unit-based compensation charges	(12.9)	(8.1)	(22.8)	(17.3)	(12.9)	(8.1)	(22.8)	(17.3)
Loss on long-lived assets, net	(18.5)	(21.3)	(19.6)	(26.1)	(18.5)	(21.3)	(19.6)	(26.1)
Goodwill impairment	—	—	—	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	3.6	—	(137.5)	(5.4)	3.6	—	(137.5)	(5.4)
Deferred income taxes	0.3	0.1	0.4	0.4	—	—	—	0.1
Provision (benefit) for income taxes	0.1	—	0.1	(0.1)	0.1	—	0.1	(0.2)
Other non-cash income	(0.1)	—	(0.2)	—	(0.1)	—	(0.2)	—
EBITDA	56.0	99.1	175.4	235.0	57.4	100.2	181.3	238.4
Unit-based compensation charges	12.9	8.1	22.8	17.3	12.9	8.1	22.8	17.3
Loss on long-lived assets, net	18.5	21.3	19.6	26.1	18.5	21.3	19.6	26.1
Goodwill impairment	—	—	—	80.3	—	—	—	80.3
(Earnings) loss from unconsolidated affiliates, net	(4.9)	(10.5)	125.9	(24.4)	(4.9)	(10.5)	125.9	(24.4)
Adjusted EBITDA from unconsolidated affiliates, net	9.8	20.4	56.5	57.6	9.8	20.4	56.5	57.6
Change in fair value of commodity inventory-related derivative contracts	46.8	(3.0)	48.9	12.7	46.8	(3.0)	48.9	12.7
Significant transaction and environmental related costs and other items	0.8	0.6	1.9	10.6	0.7	0.6	(0.4)	10.6
Adjusted EBITDA	$139.9	$136.0	$451.0	$415.2	$141.2	$137.1	$454.6	$418.6

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$171.2	$2.0	$1,053.1	$145.2	$3.5	$370.5
Intersegment revenues	125.6	2.3	(127.9)	44.9	1.9	(46.8)
Costs of product/services sold	150.1	(0.2)	949.4	63.2	—	295.5
Operations and maintenance expenses	19.5	1.5	10.6	19.4	0.7	10.9
Loss on long-lived assets, net	(18.5)	—	—	(19.1)	—	(2.4)
Earnings from unconsolidated affiliates, net	4.2	0.7	—	0.5	10.0	—
EBITDA	$112.9	$3.7	$(34.8)	$88.9	$14.7	$14.9

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics	Gathering and Processing	Storage and Transportation	Marketing, Supply and Logistics
Revenues	$498.9	$6.0	$2,683.7	$474.6	$10.1	$1,115.1
Intersegment revenues	315.1	7.8	(322.9)	99.2	6.9	(106.1)
Costs of product/services sold	387.2	(0.2)	2,323.3	192.8	0.3	925.7
Operations and maintenance expenses	55.6	3.1	31.5	65.7	2.8	31.7
Gain (loss) on long-lived assets, net	(19.7)	—	0.1	(23.7)	—	(2.6)
Goodwill impairment	—	—	—	(80.3)	—	—
Earnings (loss) from unconsolidated affiliates, net	4.4	(130.3)	—	0.3	24.1	—
EBITDA	$355.9	$(119.4)	$6.1	$211.6	$38.0	$49.0

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Gathering and Processing

EBITDA for our gathering and processing segment increased by approximately $24.0 million and $144.3 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Our gathering and processing segment’s EBITDA for the three and nine months ended September 30, 2021 and 2020 were impacted by losses we recorded related to our long-lived assets, which are further described below, and an $80.3 million goodwill impairment recorded during the nine months ended September 30, 2020 related to our Jackalope operations (see Item 1. Financial Statements, Note 2 for a further discussion of this impairment).

Our gathering and processing segment’s revenues increased by approximately $106.7 million and $240.2 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020, while our costs of product/services sold increased by approximately $86.9 million and $194.4 million during those same periods. The increases were primarily driven by higher volumes on our Arrow system (described below) and higher average prices (i.e., more than an 75% increase in commodity prices during the three months ended September 30, 2021 compared to the same period in 2020) that our gathering and processing segment realized on its agreements under which it purchases and sells crude oil, natural gas and NGLs during the three and nine months ended September 30, 2021 compared to the same periods in 2020. During the three months ended September 30, 2021, Arrow’s natural gas gathering and processing volumes increased by 17% and 14%, respectively and during the nine months ended September 30, 2021, Arrow’s natural gas gathering and processing volumes increased by 27% and 28%, respectively, compared to the same periods in 2020. Also contributing to the increase in our gathering and processing segment’s revenues and costs of product/services sold were higher gathering and processing volumes on our Jackalope system during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to its major customer bringing production back online during late 2020 and early 2021. During the three months ended September 30, 2021, Jackalope’s natural gas gathering and processing volumes increased by 41% and 37%, respectively. Partially offsetting the increase in our gathering and processing segment’s revenues for the nine months ended September 30, 2021 were lower revenues from our Fayetteville operations due to the sale of these assets in October 2020.

Our gathering and processing segment’s operations and maintenance expenses decreased by approximately $10.1 million during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the sale of our Fayetteville assets in October 2020 and efforts we undertook starting in the second quarter of 2020 to reduce costs in response to lower commodity prices during that period. Our gathering and processing segment’s operations and maintenance expenses were relatively flat during the three months ended September 30, 2021 compared to the same period in 2020.

Our gathering and processing segment’s EBITDA was impacted by a loss on long-lived assets of approximately $19 million during the three and nine months ended September 30, 2021 related to the abandonment and dismantlement of certain of our Marcellus West Union compressor station assets. For a further discussion on the abandonment and dismantlement of our Marcellus West Union compressor station assets, see Item 1. Financial Statements, Note 2. Our gathering and processing segment’s EBITDA for the three and nine months ended September 30, 2020 was impacted by a loss on long-lived assets of approximately $19.9 million related to the sale of our Fayetteville assets in October 2020. In addition, during the nine months ended September 30, 2020, we recorded a loss on long-lived assets of approximately $2.7 million related to the retirement of certain water gathering lines on our Arrow system.

Our gathering and processing segment’s EBITDA was also impacted by an increase in equity earnings of approximately $4 million from our Crestwood Permian equity investment during both the three and nine months ended September 30, 2021 compared to the same periods in 2020. During the three and nine months ended September 30, 2021, Crestwood Permian experienced an increase in its natural gas gathering and processing revenues and volumes primarily due to its customers connecting more wells to its system during 2021 as a result of the increases in commodity prices compared to the same periods in 2020. During the nine months ended September 30, 2021, Crestwood Permian experienced an increase in its water gathering revenues and volumes compared to the same period in 2020 primarily due to placing in-service its produced water gathering and disposal system in late second quarter of 2020. Partially offsetting these increases during the nine months ended September 30, 2021 were higher electricity costs experienced during the first quarter of 2021 due to the unusual weather conditions experienced during that period.

Storage and Transportation

EBITDA for our storage and transportation segment decreased by approximately $11.0 million and $157.4 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Our EBITDA for the three and nine months ended September 30, 2021 was impacted by a reduction to the equity earnings from our Stagecoach Gas investment as further discussed below.

During the both the three and nine months ended September 30, 2021, COLT’s rail loading volumes decreased by 4% compared to the same periods in 2020 due to lower demand for rail loading services which resulted in a decrease in revenues of approximately $1.1 million and $3.2 million. Our storage and transportation segment’s costs of product/services sold and operations and maintenance expenses were relatively flat during the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Our storage and transportation segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates during both the three and nine months ended September 30, 2021 compared to the same periods in 2020. In July 2021, Stagecoach Gas sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, which resulted in a decrease in equity earnings from our Stagecoach Gas equity investment of approximately $9.0 million during the three months ended September 30, 2021 compared to the same period in 2020 due to our 2021 results not reflecting a full quarter of equity earnings from the Stagecoach Gas assets which were sold. During the nine months ended September 30, 2021, our earnings from our Stagecoach Gas equity investment were reduced by approximately $155.4 million as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by our Stagecoach Gas equity investment related to the sale of Stagecoach Gas. In addition, our earnings from unconsolidated affiliates during the nine months ended September 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the sale of the Stagecoach Gas equity investment. For a further discussion of these matters, see Item 1. Financial Statements, Note 5. During the nine months ended September 30, 2021, earnings from our Tres Holdings equity investment increased by approximately $8.9 million compared to the same period in 2020, primarily due to higher revenues from gas inventory sales and an increase in demand for its storage and transportation services due to the unusually cold weather experienced during early 2021 compared to 2020. During the nine months ended September 30, 2021, earnings from our PRBIC equity investment increased by $4.4 million compared to the same period in 2020, primarily as a result of recording our proportionate share of a loss on long-lived assets impairment recorded by our PRBIC equity investment during 2020.

Marketing, Supply and Logistics

EBITDA for our marketing, supply and logistics segment decreased by approximately $49.7 million and $42.9 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020, which was driven primarily by unrealized losses on our price risk management activities during 2021, which is further described below. Our marketing, supply and logistics segment’s revenues increased by approximately $601.5 million and $1,351.8 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020, while our costs of product/services sold increased by $653.9 million and $1,397.6 million during those same periods.

Our NGL marketing and logistics operations experienced an increase in revenues of approximately $415.5 million and $892.6 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020, and an increase in its costs of product/services of approximately $464.1 million and $938.9 million during those same periods. These increases were primarily due to increases in NGL prices during 2021 compared to 2020 as a result of overall increases in commodity prices and the unusually cold weather experienced during early 2021 compared to 2020. Our NGL marketing and logistics operations’ costs of product/services sold increased more than its revenues primarily due to the impact that the significant increase in crude, natural gas and NGL commodity prices (described above) had on our price risk management activities that primarily hedged our company-wide commodity exposures during 2021. Included in our costs of product/services sold was a loss of $53.4 million and $94.8 million during the three and nine months ended September 30, 2021, and a loss of $1.8 million and a gain of $13.4 million during the three and nine months ended September 30, 2020 related to our price risk management activities. Partially offsetting the impact of our price risk management activities was the impact of the operating results of the NGL assets acquired from Plains All American Pipeline, L.P. (Plains) in April 2020, which increased our ability to capture additional opportunities in the markets in which these assets operate.

Our crude and natural gas marketing operations experienced an increase in its revenues of approximately $186.0 million and $459.2 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020, and an increase in its product costs of approximately $189.8 million and $458.7 million during those same periods. These increases were driven primarily driven by an increase in marketing activity surrounding our crude-related operations primarily in the Bakken as a result of higher commodity prices and an increase in marketing activity surrounding our natural-gas related operations driven by unusual winter weather conditions experience during early 2021.

Other EBITDA Results

General and Administrative Expenses. During the three months ended September 30, 2021, our general and administrative expenses increased by approximately $6 million compared to the same period in 2020, primarily due to higher unit-based compensation charges driven by higher average awards outstanding under our long-term incentive plans. Crestwood Midstream’s general and administrative expenses were relatively flat during the nine months ended September 30, 2021 compared to the same period in 2020 due to the impact of cost reductions we under took beginning in the second quarter of 2020. Crestwood Equity’s general and administrative expenses increased by approximately $3.4 million during the nine months ended September 30, 2021 compared to the same period in 2020 due to transaction costs that were expensed related to the Crestwood Holdings Transactions discussed in Item 1. Financial Statements, Note 1.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and nine months ended September 30, 2021 compared to the same periods in 2020, our depreciation, amortization and accretion expense increased by approximately $4 million and $5 million, respectively, primarily due to acquisition of the NGL assets acquired from Plains in April 2020, placing in-service the expansion of our processing capacity at our Bucking Horse processing facility on our Powder River Basin system in early 2020, and the expansion of our gathering and processing facilities at our Arrow system. Partially offsetting these increases was lower depreciation, amortization and accretion expense due to the sale of our Fayetteville assets in late 2020.

Interest and Debt Expense, Net. Interest and debt expense, net decreased by approximately $2.8 million during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to lower average outstanding balances on our Crestwood Midstream credit facility. During the nine months ended September 30, 2021, our interest and debt expense, net increased by approximately $1.7 million compared to the same period in 2020, primarily due to the issuance of $700 million unsecured senior notes in January 2021 and lower capitalized interest period over period due to the timing of growth capital projects primarily in the Powder River Basin, partially offset by lower average outstanding balances on our Crestwood Midstream credit facility.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Credit facility	$3.1	$5.5	$12.0	$18.0
Senior notes	26.1	26.6	82.9	79.7
Other	1.8	1.7	7.4	5.3
Gross interest and debt expense	31.0	33.8	102.3	103.0
Less: capitalized interest	0.1	0.1	0.3	2.7
Interest and debt expense, net	$30.9	$33.7	$102.0	$100.3

Loss on Extinguishment of Debt. During the nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of approximately $6.7 million in conjunction with the redemption of our 2023 Senior Notes.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. On October 14, 2021, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders, which will be paid on November 12, 2021 and was consistent with the distribution paid in August 2021. Based on our financial performance during the nine months ended September 30, 2021, and our estimates of our financial performance for future quarters, we believe the current level of distributions is appropriate. As described above, the Crestwood Holdings Transactions resulted in Crestwood Equity acquiring and cancelling approximately 11.5 million common units, which decreased our anticipated annual distributions (at the current annual rate of $2.50 per unit) by approximately $29 million per year and eliminates any future consideration by our board of directors regarding the level of distributions to our unitholders of any risks created by Crestwood Holdings’ debt (which was fully repaid as of September 30, 2021). We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and beginning with the first quarter of 2021, we pay quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

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

As of September 30, 2021, we had $985.3 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. As of September 30, 2021, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the nine months ended September 30, 2021, we redeemed and cancelled approximately $687.2 million of principal outstanding under the 2023 Senior Notes, utilizing a portion of the proceeds from the issuance of the 2029 Senior Notes and borrowings under our Crestwood Midstream credit facility. In July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan and distributed to us approximately $614 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our contingent consideration obligation and related accrued interest, and the remainder of these proceeds to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$372.9	$295.3
Net cash provided by (used in) investing activities	$582.9	$(297.7)
Net cash used in financing activities	$(955.5)	$(8.8)

Operating Activities

Our operating cash flows increased by approximately $77.6 million during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in net cash inflow from working capital of approximately $87.9 million, driven mostly by the sale of higher levels of NGL inventory at the close of the winter season during the nine months ended September 30, 2021 compared to the same period in 2020 due to increased activity primarily from the NGL assets acquired from Plains during the second quarter of 2020. Partially offsetting this net increase was higher costs of product/services sold of approximately $1,591.5 million, partially offset by higher operating revenues of approximately $1,588.8 million primarily from our marketing, supply and logistics segment and gathering and processing segment as discussed in Results of Operations above. In addition, during the nine months ended September 30, 2021, our equity earnings from our Stagecoach Gas equity investment were lower due to the sale of certain of its assets in July 2021 which resulted in a reduction in our net operating cash flows compared to the same period in 2020.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2021 (in millions):

Growth capital (1)	$40.9
Maintenance capital	13.1
Other (2)	1.8
Purchases of property, plant and equipment	$55.8

(1)Includes $19.5 million paid related to outstanding litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the nine months ended September 30, 2021 and 2020, we contributed approximately $6.9 million and $6.0 million to our Tres Holdings equity investment for its operating purposes. During the nine months ended September 30, 2021, we contributed approximately $3.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects. During the nine months ended September 30, 2021, we received a distribution from Stagecoach Gas of approximately $614 million, which represented our proportionate share of the gross proceeds received by Stagecoach Gas related to the sale of certain of its assets to Kinder Morgan as discussed above.

Financing Activities

The following equity and debt transactions impacted our financing activities during the nine months ended September 30, 2021:

Equity and Debt Transactions

•During the nine months ended September 30, 2021, CEQP paid approximately $275.6 million in conjunction with the Crestwood Holdings Transactions;

•During the nine months ended September 30, 2021, distributions to our partners decreased by approximately $11.7 million compared to the same period in 2020, primarily due to the decrease in common units outstanding as a result of the Crestwood Holdings Transactions;

•During the nine months ended September 30, 2021, we paid approximately $690.5 million to repurchase and cancel approximately $687.2 million of our senior notes due 2023;

•During the nine months ended September 30, 2021, we received net proceeds of approximately $691 million from the issuance of our senior notes due 2029; and

•During the nine months ended September 30, 2021, our other debt-related transactions resulted in net repayments of approximately $471.1 million compared to net proceeds of approximately $215.9 million during the same period in 2020.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. For additional information regarding our credit facility and senior notes and related guarantees, see our 2020 Annual Report on Form 10-K and Item 1. Financial Statements, Note 8 of this Quarterly Report on Form 10-Q.

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

Summarized Combined Balance Sheet Information (in millions)

	September 30, 2021	December 31, 2020
Current assets	$615.9	$371.3
Current assets - affiliates	$5.8	$1.1
Property, plant and equipment, net	$2,215.9	$2,295.2
Non-current assets	$657.4	$696.2
Current liabilities	$752.4	$345.4
Current liabilities - affiliates	$16.8	$5.0
Long-term debt, less current portion	$2,024.9	$2,483.8
Non-current liabilities	$144.1	$157.4

Summarized Combined Statement of Operations Information (in millions)

Nine Months Ended September 30, 2021
Revenues	$3,105.2
Revenues - affiliates	$28.3
Cost of products/services sold	$2,603.0
Cost of products/services sold - affiliates	$101.3
Operations and maintenance expenses(1)	$76.2
General and administrative expenses, net(2)	$61.3
Operating income	$121.5
Net income	$14.8

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the nine months ended September 30, 2021, we charged $23.9 million to our affiliates under these agreements.
(2)    Includes $19.8 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2020 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2020 to September 30, 2021.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

The table below presents the CEQP’s common unit repurchase activity for the nine months ended September 30, 2021:

	Total Number of Units Repurchased(1)	Weighted-Average Price Paid Per Unit	Units Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Repurchased Under the Program(2)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	—	—	—
March 1, 2021 - March 31, 2021	11,469,911	22.49	—	175,000,000
April 1, 2021 - April 30, 2021	—	—	—	—
May 1, 2021 - May 31, 2021	—	—	—	—
June 1, 2021 - June 30, 2021	—	—	—	—
July 1, 2021 - July 31, 2021	—	—	—	—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 31, 2021	—	—	—	—
Totals / Weighted Average	11,469,911	$22.49	—	$175,000,000
(1)All units repurchased during the nine months ended September 30, 2021 were purchased pursuant to the Crestwood Holdings Transactions described in Part I, Item 1. Financial Statements, Note 1.
(2)On March 25, 2021, CEQP’s board of directors approved a plan to repurchase common and preferred units in one or more open-market transactions or in privately negotiated transactions, with an aggregate purchase price not to exceed $175 million exclusive of any fees, commissions or other expenses. The repurchase program expires December 31, 2022. No units have been purchased under the program during the nine months ended September 30, 2021.

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

10.1
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC dated as of April 9, 2019 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

10.2	First Amendment to the Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	October 28, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	October 28, 2021	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)