Form 10-K
period 2021-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2022-02-28
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021).

Crestwood Equity Partners LP	$1.7 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 18, 2022).

Crestwood Equity Partners LP	97,978,074
Crestwood Midstream Partners LP	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	Portions of Crestwood Equity Partners LP’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K
Crestwood Midstream Partners LP	None
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

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

GLOSSARY

The terms below are common to our industry and used throughout this report.

/d	per day
AOD	Area of dedication, which means the acreage dedicated to a company by an oil and/or natural gas producer under one or more contracts.
ASU	Accounting Standards Update
Barrels (Bbls)	One barrel of petroleum products equal to 42 U.S. gallons.
Bcf	One billion cubic feet of natural gas. A standard volume measure of natural gas products.
Cycle	A complete withdrawal and injection of working gas. Cycling refers to the process of completing one cycle.
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
HP	Horsepower
Hub	Geographic location of a storage facility and multiple pipeline interconnections
Hub services	With respect to our natural gas storage and transportation operations, the following services: (i) interruptible storage services, (ii) firm and interruptible park and loan services, (iii) interruptible wheeling services, and (iv) balancing services.
Injection rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
MBbls	One thousand barrels
MMBbls	One million barrels
MMcf	One million cubic feet of natural gas
Natural gas	A gaseous mixture of hydrocarbon compounds, primarily methane together with varying quantities of ethane, propane, butane and other gases.
Natural Gas Act	Federal law enacted in 1938 that established the FERC’s authority to regulate interstate pipelines.
Natural gas liquids (NGLs)	Those hydrocarbons in natural gas that are separated from the natural gas as liquids through the process of absorption, condensation, adsorption or other methods in natural gas processing or cycling plants. NGLs include natural gas plant liquids (primarily ethane, propane, butane and isobutane) and lease condensate (primarily pentanes produced from natural gas at lease separators and field facilities).
NYSE	New York Stock Exchange
SEC	Securities and Exchange Commission
Withdrawal rate	The rate at which a customer is permitted to withdraw gas from a natural gas storage facility.

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
•Our future growth may be limited if commodity prices decrease, resulting in a prolonged period of reduced midstream infrastructure development and service requirements to customers.
•The failure to successfully combine the businesses of Crestwood and Oasis Midstream may adversely affect Crestwood’s future results.
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
•A substantial portion of our revenue is derived from our operations in the Williston Basin, and due to such geographic concentration, adverse developments in the Williston Basin could impact our financial condition and results of operations.
•Our gathering and processing operations depend, in part, on drilling and production decisions of others.
•We are exposed to credit risks of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flows and results of operations.
•Our storage and logistics operations are seasonal and generally have lower cash flows in certain periods during the year, which may require us to borrow money to fund our working capital needs of these businesses.
•Counterparties to our commodity derivative and physical purchase and sale contracts in our storage and logistics operations may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.
•Our storage and logistics operations and certain of our gathering and processing operations are subject to commodity risk, basis risk or risk of adverse market conditions, which can adversely affect our financial condition and results of operations.
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
•A downgrade of our credit ratings could impact our and our subsidiaries’ liquidity, access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.
•We operate joint ventures that may limit our operational flexibility.
•We may not be able to renew or replace expiring contracts.
•The fees we charge to customers under our contracts may not escalate sufficiently to cover our cost increases, and those contracts may be suspended in some circumstances.

Risks Related to Regulatory Matters
•Increasing attention to environmental, social and governance (ESG) matters may impact our business.
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
•We may issue additional common units without common unitholder approval, which would dilute existing common unitholder ownership interests.
•The market value of Crestwood common units could decline if large amounts of such units are sold following the merger with Oasis Midstream.
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

PART I

Item 1. Business

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, and (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP and its consolidated subsidiaries. Unless otherwise indicated, information contained herein is reported as of December 31, 2021.

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

Recent Developments

Oasis Midstream Merger

On October 25, 2021, we entered into a merger agreement to acquire Oasis Midstream Partners LP (Oasis Midstream) in an equity and cash transaction (the Merger). On February 1, 2022, we completed the Merger with Oasis Midstream, under which Oasis Petroleum Inc. (Oasis Petroleum) received $150 million in cash plus approximately 21.0 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the approximately 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement Oasis Petroleum received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. The Merger will result in us having exposure to approximately 1,200 drilling locations and 535,000 dedicated acres in the Williston Basin, expanding our operational footprint beyond the Fort Berthold Indian Reservation. Additionally, Oasis Midstream’s Wild Basin gathering and processing assets are complementary with our Arrow gathering system and Bear Den processing facility. For a further discussion of the Merger, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 20.

Stagecoach Gas Divestiture

In July 2021, Stagecoach Gas Services LLC (Stagecoach Gas) sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Following the Initial Closing, in November 2021 Crestwood Northeast and CEGP sold each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC, (Second Closing) to Kinder Morgan. Crestwood Northeast and CEGP each received cash proceeds of approximately $15 million related to the Second Closing. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2021:

In March 2021, Crestwood Equity entered into a purchase agreement with Crestwood Holdings LLC (Crestwood Holdings) pursuant to which it (i) acquired approximately 11.5 million CEQP common units, 0.4 million subordinated units of CEQP and 100% of the equity interests of Crestwood Marcellus Holdings LLC and Crestwood Gas Services Holdings LLC (whose assets consisted solely of CEQP common and subordinated units and 1% of the limited partner interests in Crestwood Holdings LP) in March 2021; and (ii) acquired the general partner and the remaining 99% limited partner interests of Crestwood Holdings LP (whose assets consist solely of its ownership interest in Crestwood Equity GP LLC, which owns CEQP’s non-economic general partner interest) in August 2021 (collectively, the Crestwood Holdings Transactions). Prior to the Crestwood Holdings Transactions, Crestwood Equity was indirectly owned by Crestwood Holdings, which was substantially owned and controlled by First Reserve Management, L.P. (First Reserve). See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 1 for a further discussion of the Crestwood Holdings Transactions.

Description of Our Assets

We conduct our operations and own our operating assets through Crestwood Midstream and its subsidiaries and our joint ventures. Our financial statements reflect three operating and reporting segments as of December 31, 2021: (i) gathering and processing north (includes our Williston and Powder River Basin operations); (ii) gathering and processing south (includes our Marcellus and Barnett operations as well as our Crestwood Permian Basin Holdings LLC equity method investment in the Delaware Basin); and (iii) storage and logistics (includes our crude oil, NGL and natural gas storage and logistics operations, and our Tres Palacios Holdings LLC and Powder River Basin Industrial Complex, LLC equity method investments). Our gathering and processing north and gathering and processing south segments were historically combined into one segment, and our storage and logistics segment was historically separated into a storage and transportation segment and a marketing, supply and logistics segment.

Gathering and Processing North Segment

Our gathering and processing north operations provide natural gas, crude oil and produced water gathering, compression, treating, processing and disposal services to producers in the Williston Basin and Powder River Basin. Our gathering and processing north segment’s operating assets consist of: (i) natural gas facilities with approximately 0.4 Bcf/d of gathering capacity and approximately 0.5 Bcf/d of processing capacity; (ii) crude oil facilities with approximately 150,000 Bbls/d of gathering capacity and 266,000 Bbls of storage capacity; and (iii) produced water facilities with approximately 130,000 Bbls/d of gathering and disposal capacity.

Williston Basin

We own and operate an integrated crude oil, rich natural gas and produced water gathering system, with a gas processing facility (Bear Den) and produced water disposal facilities, collectively the Arrow system, in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota, primarily located on the Fort Berthold Indian Reservation. The COLT Hub, a crude-by-rail facility located approximately 60 miles northwest of the Arrow system, connects to the Arrow system through the Tesoro High Plains Pipeline Company LLC’s, a subsidiary of Marathon Petroleum Corporation (Marathon), crude oil pipeline system allowing access to the Pacific Northwest markets. Crude oil gathered on the Arrow system can service Midwest refineries from Patoka, Illinois and the Gulf Coast via the Dakota Access Pipeline (DAPL) or the Guernsey, Wyoming markets through the Kinder Morgan Inc. (Kinder Morgan) Double H Pipeline and the True Pipeline system. In addition to the multiple pipeline take-away outlets, the Arrow system has 266,000 Bbls of crude oil working storage capacity. The Bear Den facility and associated pipelines at the Arrow system fulfill nearly all of the processing requirements for producers on the Arrow system. Our operations are anchored by long-term gathering contracts that largely provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

Powder River Basin

We own and operate the Jackalope rich natural gas gathering system and Bucking Horse gas processing facility in Converse County, Wyoming, which connects to 157 well pads and is supported by a long-term gathering and processing agreement with Chesapeake Energy Corporation (Chesapeake) that has a remaining contract term of 15 years and provides minimum revenue guarantees for three years.

The table below details certain information about our gathering and processing north segment as of December 31, 2021:

Basin (State)	Counties	Pipeline (Miles)	Gathering Capacity	2021 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Williston Basin North Dakota	McKenzie and Dunn	709(1)	150 MMcf/d - natural gas 150 MBbls/d - crude oil 130 MBbls/d - produced water	139 MMcf/d - natural gas 88 MBbls/d - crude oil 86 MBbls/d - produced water	86,450	1	140	150,000
Powder River Basin Wyoming	Converse	360	241 MMcf/d	101 MMcf/d	90,235	2	345	399,000
(1)Consists of 267 miles of natural gas gathering pipeline, 223 miles of crude oil gathering pipeline, and 219 miles of produced water gathering pipeline.

The table below summarizes certain contract information of our gathering and processing north segment as of December 31, 2021:

Basin	Type of Contracts(1)	Weighted Average Remaining Contract Terms (in years)	Major Customers
Williston Basin	Mixed	8	Devon Energy Corporation, Rimrock Oil & Gas, LP, Enerplus Resources (USA) Corporation
Powder River Basin	Fixed-fee	15	Chesapeake
(1)Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percentage-of-proceeds and fixed-fee arrangements.

Our gathering and processing north segment provides gathering, processing, compression, storage and transportation services under a variety of contracts. Although the cash flows from these operations are predominantly fee-based under contracts with remaining terms ranging from 3-15 years, the results of our operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from these operations can also be impacted in the short term by changing commodity prices, seasonality, weather fluctuations and the financial condition of our customers. Our election to enter primarily into fixed-fee contracts subject to acreage dedication helps minimize our long-term exposure to commodity prices and its impact on the financial condition of our customers, and provides us more stable operating performance and cash flows.

Gathering and Processing South Segment

Our gathering and processing south operations provide natural gas gathering, compression, treating and processing and produced water gathering and disposal services to producers in the Marcellus, Barnett and Delaware basins. Our gathering and processing south segment’s operating assets consist of: (i) natural gas facilities with 2.5 Bcf/d of gathering capacity and 0.7 Bcf/d of processing capacity; and (iii) produced water facilities with approximately 75,000 Bbls/d of gathering and disposal capacity.

Marcellus

We own and operate rich natural gas gathering and compression systems in Harrison and Doddridge Counties, West Virginia. These systems consist of 72 miles of low pressure gathering lines and eight compression and dehydration stations with 113,000 horsepower. Through these systems, we provide midstream services under long-term, fixed-fee contracts across two operating areas: our eastern area of operation (East AOD), where we are the exclusive gatherer, and our western area of operation (West AOD), where we provide compression services.

In the East AOD, we provide gathering, dehydration and compression services on a fixed-fee basis. We gather and ultimately redeliver our customer’s natural gas to MarkWest Energy Partners, L.P.’s Sherwood gas processing plant and various regional pipeline systems. In the West AOD, we provide compression and dehydration services on a fixed-fee basis predominantly utilizing our Victoria compressor station, which has a maximum capacity of 120 MMcf/d.

Barnett

We own and operate three systems in the Barnett Shale, including the Cowtown, Lake Arlington and Alliance systems. Our Cowtown system, which is located in Hood, Somervell and Johnson Counties, Texas, consists of pipelines that gather and deliver rich gas produced by customers to our Cowtown processing plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a dry gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a dry gas gathering system and a related dehydration, compression and amine treating facility.

Delaware

We own a 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian), a joint venture between Crestwood Infrastructure Holdings LLC (Crestwood Infrastructure), our wholly-owned subsidiary, and an affiliate of First Reserve. Crestwood Permian owns (i) the Willow Lake system, which includes low-pressure dry gas and rich natural gas gathering systems that serves customers in Eddy County, New Mexico; (ii) a 200 MMcf/d natural gas processing facility in Orla, Texas, (the Orla plant); (iii) the Orla Express Pipeline, a 33 mile, 20-inch high pressure line connecting the Willow Lake system with the Orla plant; and (iv) a produced water gathering and disposal system capable of handling 75,000 Bbls/d of produced water in Culberson and Reeves Counties, Texas.

Crestwood Permian also owns an undivided interest in 80,000 Bbls/d of capacity in a segment of the Epic Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas, and includes an interconnection with Chevron Phillips Chemical Company, LP’s (Chevron Phillips) pipeline, and other delivery points near Benedum. This capacity is supported, in part, by a purchase and sale agreement with Chevron Phillips to sell a dedicated volume of barrels to be delivered off the EPIC pipeline to Chevron Phillips’ pipeline. Crestwood Permian’s ownership in the EPIC pipeline provides a competitive NGL takeaway solution to allow Crestwood Permian to grow its footprint in the Delaware Basin.

Crestwood Permian also owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin) and Shell Midstream Partners L.P. (Shell Midstream), a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest. Crestwood Permian Basin owns the Nautilus natural gas gathering system which includes 166 miles of gathering pipelines, a 43-mile high pressure header system, 45,000 horsepower of compression, 109 receipt meters and seven high pressure delivery points. The Nautilus gathering system will be expanded over time as production increases to include additional gathering lines and centralized compression facilities which will ultimately provide over 250 MMcf/d of gas gathering capacity. Crestwood Permian Basin has a long-term fixed fee gathering agreement with Permian Delaware Enterprise Holdings LLC (Permian Delaware Enterprise), a subsidiary of ConocoPhillips Company (ConocoPhillips), under which Permian Delaware Enterprise has dedicated the gathering rights for its gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas to Crestwood Permian Basin, and under which Crestwood Permian Basin provides gathering and dehydration services to them.

The table below details certain information about our gathering and processing south segment (including our equity investment and its operations) as of December 31, 2021:

Basin (State)	Counties	Pipeline (Miles)	Gathering Capacity	2021 Average Gathering Volumes	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity(4) (MMcf/d)	Gross Acreage Dedication
Marcellus West Virginia	Harrison and Doddridge	72	875 MMcf/d	227 MMcf/d	113,000	—	—	140,000
Barnett Texas	Hood, Somervell, Tarrant, Johnson and Denton	388	925 MMcf/d	218 MMcf/d	153,465	1	425	140,000
Delaware Basin(1) New Mexico/Texas	Eddy (New Mexico) Loving, Reeves, Ward and Culberson (Texas)	322(2)	650 MMcf/d - natural gas 75 MBbls/d - produced water	229 MMcf/d - natural gas 40 MBbls/d - produced water	85,455(3)	1	255	359,000

(1)Our Delaware Basin assets in New Mexico and Texas are owned by Crestwood Permian, our 50% equity method investment, and its equity method investment, Crestwood Permian Basin.
(2)Consists of 308 miles of natural gas gathering pipeline and 14 miles of produced water gathering pipeline.
(3)Includes 45,000 HP that is owned and operated by a third party under a compression services agreement.
(4)Includes capacity of processing plants that are in service and not in service.
The table below summarizes certain contract information of our gathering and processing south segment (including our equity investment and its operations) as of December 31, 2021:

Basin	Type of Contracts(1)	Weighted Average Remaining Contract Terms (in years)	Major Customers
Marcellus	Fixed-fee	10	Antero Resources Corporation
Barnett	Mixed	5	Diversified Energy Company plc, FDL Operating LLC
Delaware	Fixed-fee	13	Permian Delaware Enterprise, Mewbourne Oil Company (Mewbourne)
	Percentage-of-proceeds	6	Mewbourne, ConocoPhillips
(1)Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percentage-of-proceeds and fixed-fee arrangements.

Our gathering and processing south segment provides gathering, processing, compression, disposal and transportation services under a variety of contracts. Although the cash flows from these operations are predominantly fee-based under contracts with remaining terms ranging from 1-16 years, the results of our operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from these operations can also be impacted in the short term by changing commodity prices, seasonality, weather fluctuations and the financial condition of our customers. Our election to enter primarily into fixed-fee contracts subject to acreage dedications helps minimize our long-term exposure to commodity prices and provides us more stable operating performance and cash flows.

Storage and Logistics Segment

Our storage and logistics operations provide NGL, crude oil and natural gas storage, terminal, marketing and transportation (including rail, truck and pipeline) services to producers, refiners, marketers, utilities and other customers.

Below is a description of our storage and logistics operating assets, including those of our equity method investments.

•NGL Storage Facilities. Consists of approximately 10 MMBbls of NGL storage capacity located in Pennsylvania, South Carolina, Mississippi, Michigan, New York and Indiana, with receipts and deliveries that are supported by both rail cars and third party pipelines, allowing truck and rail access to local markets.
•NGL Terminals and Transportation. Includes a fleet of rail and rolling stock with approximately 1.6 MMBbls/d of NGL pipeline, terminal and transportation capacity, which also includes our rail-to-truck terminals located in Michigan, Indiana, Ohio, New Hampshire, Pennsylvania, New Jersey, New York, Rhode Island, North Carolina, South Carolina and Mississippi. We provide hauling services to customers primarily in the Central Mid-Continent and East Coast of the United States.
•COLT Hub. The COLT Hub consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Williston Basin in Williams County, North Dakota. The COLT Hub has approximately 1.2 MMBbls of crude oil storage capacity and 160,000 Bbls/d of rail loading capacity. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile 10-inch bi-directional proprietary pipeline that connects the COLT terminal to our storage tank at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC and Kinder Morgan Hiland crude oil pipelines and the DAPL interstate pipeline system at the COLT terminal, and the Enbridge Energy Partners, L.P. and Marathon interstate pipeline systems at Dry Fork. The pipelines and truck unloading racks connected to the COLT Hub can deliver up to approximately 290,000 Bbls/d of crude oil to our terminal.
•Powder River Basin Crude Oil Facilities. We own a 50.01% equity interest in Powder River Basin Industrial Complex, LLC (PRBIC), a joint venture between Crestwood Crude Logistics LLC, our wholly-owned subsidiary and Twin Eagle Resources Management LLC (Twin Eagle). PRBIC owns an integrated crude oil loading, storage and pipeline terminal located in Douglas County, Wyoming. PRBIC, which is operated by Twin Eagle, sources crude oil production from Powder River Basin producers through an eight-bay truck unloading rack. The PRBIC facility includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. The pipeline terminal includes connections to Kinder Morgan’s Double H Pipeline system and Plains All American Pipeline, L.P.’s (Plains) Rocky Mountain Pipeline system.
•Natural Gas Storage Facility. We own a 50.01% equity interest in Tres Palacios Holdings LLC (Tres Holdings), a joint venture between CMLP Tres Manager LLC, our wholly-owned subsidiary, and Brookfield Infrastructure Group which owns the remaining 49.99% equity interest in Tres Holdings. Tres Palacios Gas Storage LLC (Tres Palacios), a wholly-owned subsidiary of Tres Holdings, owns a FERC-certificated 34.9 Bcf multi-cycle salt dome natural gas storage facility located in Markham, Texas, with a FERC-certificated maximum injection rate of 1,000 MMcf/d and a maximum withdrawal rate of 2,500 MMcf/d. The Tres Palacios natural gas storage facility’s 63-mile, 24-inch diameter header system (including a 38-mile dual 24-inch diameter system, a 20-mile north pipeline lateral and an approximate 5-mile south pipeline lateral) interconnects with 12 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan’s Houston central processing plant.

The table below summarizes certain contract information about our COLT Hub operations and our Tres Holdings equity investment as of December 31, 2021:

Facility	Type of Contracts(1)	Weighted Average Remaining Contract Terms	Major Customers
COLT	Fixed-Fee, Firm	Less than 1 year	BP Products North America, Inc. (BP), Flint Hills Resources
Tres Palacios	Firm(2)	2 years	Trafigura Trading LLC, Hartree Partners LP, BP

(1)Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of crude oil transported or stored. Firm contracts represent contracts whereby our customers agree to pay for a specified amount of storage or transportation capacity, whether or not the capacity is utilized.
(2)Tres Palacios has approximately 28.8 Bcf of firm storage contracts at December 31, 2021.

The cash flows from our COLT Hub operations are predominantly fee-based under contracts with terms ranging from six months to 1 year. Our current cash flows from crude-by-rail facilities are supported by contracts with refiners and marketers. The rates and durations of the contracts associated with our crude oil terminals have eroded as pipelines have come on-line that make crude-by-rail options less economical, which impacts our cash flows from operations. The cash flows from our Tres Palacios joint venture are predominantly fee-based under contracts with remaining terms ranging from 1 to 6 years. Cash flows from interruptible and other hub services provided by our Tres Palacios joint venture tend to increase during the peak winter season. The cash flows from our other storage and logistics operations represent sales to creditworthy customers typically under contracts with durations of one year or less, and tend to be seasonal in nature due to customer profiles and their tendencies to purchase NGLs during peak winter periods.

Major Customers

For the years ended December 31, 2021 and 2020, no customer accounted for more than 10% of our total consolidated revenues. For the year ended December 31, 2019, BP and its affiliates accounted for approximately 10% of our total consolidated revenues.

Competition

Our gathering and processing operations compete for customers based on reputation, operating reliability and flexibility, price, creditworthiness, and service offerings, including interconnectivity to producer-desired takeaway options (i.e., processing facilities and pipelines). We face strong competition in acquiring new supplies in the production basins in which we operate, and competition customarily is impacted by the level of drilling activity in a particular geographic region and fluctuations in commodity prices. Our primary competitors include other midstream companies with gathering and processing operations and producer-owned systems, and certain competitors enjoy first-mover advantages over us and may offer producers greater gathering and processing efficiencies, lower operating costs and more flexible commercial terms.

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

These federal statutes and PHMSA regulations collectively impose numerous safety requirements on pipeline operators, such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. For example, pursuant to the authority under the NGPSA and HLPSA, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (HCAs) and moderate consequence areas (MCAs) along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along crude oil and NGL pipelines are based on high-population density areas, in addition to certain drinking water sources and unusually sensitive ecological areas. A MCA is attributable to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, though it does not meet the definition of a natural gas pipeline HCA. Integrity management programs require more frequent inspections and other preventative measures to ensure pipeline safety in HCAs and MCAs.

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

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act), the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (2020 Pipeline Safety Act). Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Pipeline Safety Act, among other things, required PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities. The 2020 Pipeline Safety Act reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations.

With the adoption of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act and the 2020 Pipeline Safety Act, there exist mandates for PHMSA to make pipeline safety requirements more stringent, which further impose added pipeline safety requirements on operators.

•Natural Gas Storage Facilities. In February 2020, PHMSA published a final rule that amended the minimum safety issues applicable to natural gas storage facilities, including wells, wellbore tubing and casing. The February 2020 rule was further amended in July 2020 to include certain applicable reporting requirements that had been deleted when the February 2020 rule was published.

•Natural Gas Rulemaking. In October 2019, PHMSA published a final rule for certain natural gas pipelines that imposes numerous requirements, including maximum allowable operating pressure (MAOP) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2039 unless the pipeline cannot be modified to permit such accommodation, and the consideration of seismicity as a risk factor in integrity management.
•Hazardous Liquids Rulemaking. In October 2019, PHMSA published a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements for hazardous liquid pipelines, including, for example, performance of periodic assessments and expanded use of leak detection systems, regardless of the pipeline’s proximity to an HCA. Additionally, this final rule requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation. Moreover, this final rule extends annual, accident, and safety-related conditional reporting requirements to hazardous liquid gravity lines and certain gathering lines and imposes inspection requirements on hazardous liquid pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.
•Natural Gas Gathering Lines Rulemaking. In November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures.

Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, is expected to commence inspection of these plans in 2022. We are evaluating the operational and financial impact related to one or more of these laws and PHMSA rules. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the 2020 Pipeline Safety Act, as well as any implementation of PHMSA regulations thereunder, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

States are largely preempted by federal law from regulating pipeline safety for interstate pipelines, but most states are certified by the Department of Transportation to assume responsibility for enforcing intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate pipelines, states vary considerably in their authority and capacity to address pipeline safety. Our pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements, and we do not anticipate any significant difficulty in complying with applicable state laws and regulations.

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

NGL Storage

Our NGL storage terminals are subject to federal, state and local regulation. For example, the Indiana Department of Natural Resources (INDNR), the New York State Department of Environmental Conservation (NYSDEC), Michigan Department of Environment, Great Lakes and Energy (EGLE) and the EPA have jurisdiction over the underground storage of NGLs and NGL related well drilling, well conversions and well plugging in Indiana, New York and Michigan, respectively. The INDNR regulates aspects of our Seymour facility, the NYSDEC and EPA regulate aspects of the Bath facility and the EGLE and EPA regulate aspects of our Alto facility. Additionally, NGL terminals have the potential to be subject to state and federal air compliance regulations. For example, the Pennsylvania Department of Environmental Protection (PADEP) and the EPA have jurisdiction over facilities with the potential to emit regulated air pollutants in Pennsylvania. The PADEP regulates those aspects of the Schaefferstown facility.

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

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers’ production activities by the NDIC impacts our operations. For example, the NDIC approved additional requirements relating to site construction, underground gathering pipelines, spill containment, bonding for underground gathering pipelines and construction of berms around facilities. Additionally, the NDIC issued an order wherein the agency adopted legally enforceable “gas capture percentage goals” requiring our customers to capture certain percentages of natural gas produced by specified dates (the Gas Capture Order). The Gas Capture Order was subsequently modified in 2018. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators to meet these gas capture percentage goals would subject those operators to production restrictions, which could reduce the amount of commodities we gather on the Arrow system from our customers, and have a corresponding adverse impact on our business and results of operations.

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

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and the BLM. However, Native American tribes possess certain inherent authorities to enact and enforce their own internal laws and regulations as long as such laws and regulations do not supersede or conflict with such federal statutes. These tribal laws and regulations may include various fees, taxes and requirements to extend preference in employment to tribal members or Indian owned businesses. Further, lessees and operators within a Native American reservation may be subject to the pertinent Native American judiciary system, or barred from litigating matters adverse to the pertinent tribe unless there is a specific waiver of the tribe’s sovereign immunity. Therefore, we may be subject to various applicable laws and regulations pertaining to Native American oil and gas leases, fees, taxes and other burdens, obligations and issues unique to oil and gas operations within Native American reservations. One or more of these applicable regulatory requirements, or delays in obtaining necessary approvals or permits necessary to operate on tribal lands, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project within a Native American reservation. Additionally, we cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way in Native American lands without experiencing significant costs. For example, following a decision by the Federal Tenth Circuit Court of Appeals that relied, in part, on a previous Federal Eighth Circuit Court of Appeals decision, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline’s rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators.

In recent years, PHMSA and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary, have pursued rules to better assure the safe transport of Bakken crude oil by rail. For example, PHMSA adopted a final rule that includes, among other things, providing new sampling and testing requirements to improve classification of Bakken crude oil transported. Additionally in 2016, PHMSA published a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029 and, more recently in February 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, that February 2019 final rule requires railroads to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident and share information about high-hazard flammable train operations with state and tribal emergency response commissions. We, as the owner of a Bakken crude loading terminal, may be adversely affected to the extent more stringent rail transport rules result in more significant operating costs in the shipment of Bakken crude oil by rail or as a result of delays or limitations of such shipments.
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

The natural gas storage operations of our Tres Holdings equity investment is subject to regulation by the FERC under the Natural Gas Act. Under the Natural Gas Act, the FERC has authority to regulate natural gas transportation services in interstate commerce, which includes natural gas storage services. The FERC exercises jurisdiction over (i) rates charged for services and the terms and conditions of service; (ii) the certification and construction of new facilities; (iii) the extension or abandonment of services and facilities; (iv) the maintenance of accounts and records; (v) the acquisition and disposition of facilities; (vi) standards of conduct between affiliated entities; and (vii) various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

The rates and terms and conditions of our natural gas storage equity investment are found in the FERC-approved tariff of Tres Palacios, a wholly-owned subsidiary of Tres Holdings that owns the Tres Palacios natural gas storage facility. Tres Palacios is authorized to charge and collect market-based rates for storage services. Market-based authority allows our equity investment to negotiate rates with individual customers based on market demand. A loss of market-based authority or any successful complaint or protest against the rates charged or provided by our equity investment could have an adverse impact on our results of operations.

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

NGLs Transportation

The transportation of NGLs by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations, which are administered by the United States Department of Transportation, cover the transportation of hazardous materials.

Environmental and Occupational Safety and Health Matters

Our operations and the operations of our equity investments are subject to stringent federal, tribal, regional, state and local laws and regulations governing the discharge and emission of pollutants into the environment, environmental protection or occupational health and safety. These laws and regulations may impose significant obligations on our operations, including (i) the need to obtain permits to conduct regulated activities; (ii) restrict the types, quantities and concentration of materials that can be released into the environment; (iii) apply workplace health and safety standards for the benefit of employees; (iv) require remedial activities or corrective actions to mitigate pollution from former or current operations; and (v) impose substantial liabilities on us for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the (i) assessment of sanctions, including administrative, civil and criminal penalties; (ii) imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; (iii) occurrence of restrictions, delays or cancellations in permitting or the development of projects; and (iv) issuance of injunctions restricting or prohibiting some or all of the activities in a particular area.

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
•The Resource Conservation and Recovery Act, which governs the generation, treatment, storage and disposal of non-hazardous and hazardous wastes;
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
•The National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of Environmental Assessments or detailed Environmental Impact Statements to be made available for public review and comment;
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

During 2014, we experienced three releases on our Arrow produced water gathering system that resulted in approximately 28,000 barrels of produced water being released on lands within the boundaries of the Fort Berthold Indian Reservation. In May 2015, we experienced another release of approximately 5,200 barrels of produced water, and during September 2019, we experienced two produced water releases totaling approximately 5,000 barrels. We are substantially complete with all remediation efforts related to these spills, have settled and paid all potential fines and penalties related to these water spills.

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services. For example, in 2015, the EPA issued a final rule under the Clean Air Act, making the National Ambient Air Quality Standard (NAAQS) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, in December 2020, published notice of a final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, resulting in longer permitting timelines, and could significantly increase our or our customers' capital expenditures and operating costs. In another example, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands and the EPA and the U.S. Army Corps of Engineers (Corps) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the United States” in effect prior to the 2015 rule issued under the Obama Administration and update it to reflect consideration of Supreme Court decisions. The proposed rule, if adopted would serve as an interim approach to “waters of the United States” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that the EPA and the Corps under the Biden Administration issues a final rule that expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

In addition to the laws and regulations described above, the potential impact of climate change continues to attract considerable attention in the United States and in other countries and, as a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, including certain oil and natural gas production, processing, transmission, storage and distribution facilities, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. Compliance with these rules or other initiatives could result in increased compliance costs on our operations. In November 2021, the EPA issued a proposed rule that would make methane emissions from the crude oil and natural gas sources category more stringent, by establishing Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (VOC) emissions. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements not included in the November 2021 proposed rule and the agency anticipates issuing a final rule by the end of 2022.

Additionally, various states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations has sponsored the Paris Agreement, which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered in Glasgow in November 2021 at the 26th Conference of the Parties (COP26), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Additionally, our access to capital may be impacted by climate change policies. Shareholders and bondholders currently invested in fossil fuel energy companies such as ours but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. Furthermore, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date and we cannot predict what any such rules may require. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures are misleading or deficient.

Finally, increasing concentrations of greenhouse gas in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our operations. Additionally, changing meteorological conditions may result in changes to the amount, timing, or location of demand for energy, thus potentially impacting the demand for our services. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

Increasing attention to climate change, societal expectations for companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and customer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts from oil and natural gas products and bias against companies operating in the sector. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Organizations that provide information to investors on corporate governance, climate change, health and safety and other ESG related factors have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel energy-related assets could lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our unit price and/or our access to and costs of capital.

Human Capital

As of December 31, 2021, we had 645 full-time employees, 254 of which were general and administrative employees and 391 of which were operational employees. Our ability to attract, develop, retain and keep our employees safe is critical to the operational performance and future sustainability of our company.

We believe our ability to attract employees is significantly influenced by our efforts to create a culture founded on respect and collaboration, and our ability to value the diverse backgrounds, skills and contributions that our employees offer. Our commitment to Diversity and Inclusion (D&I) is advanced by our Chief Diversity Officer and our internal D&I committee pursuant to a long-term D&I five-point plan with the key pillars of attracting talent for a diverse workforce, creating an inclusive and engaged workforce, focusing on sustainability and accountability, creating meaningful D&I-related partnerships, and building the future pipeline of employees with D&I in mind. During 2021, we demonstrated our commitment to D&I by conducting our first ever trainings on unconscious bias in the workplace and indigenous cultural awareness, hosting an internship program where over half of the participants came from diverse backgrounds, and focusing our community involvement and giving on D&I, such that over 40% of our volunteer hours and donations involved D&I organizations in the areas in which we work. Each of these D&I accomplishments were factored into our employees’ short-term incentive compensation for 2021, and we were able to exceed the targeted goals for each of those areas during 2021.

We develop our employees through a comprehensive performance management program and through continuous training, especially as it relates to safety, operations, technology, human resources and ethics. 99.9% of our employees completed their assigned training in these areas during the year ended December 31, 2021.

We monitor our ability to retain our employees through our voluntary turnover rate (the percentage of employees who voluntarily leave our organization compared to our total employee population), which was 11% during the year ended December 31, 2021 compared to 8% during the year ended December 31, 2020 and was impacted by the COVID-19 pandemic and its impact on the labor markets.

We monitor our ability to keep our employees safe by setting company-wide goals each year as it relates to leading indicators (i.e., near miss reporting) and lagging indicators (i.e., incident and injury rates), certain of which are factored into our employees’ short-term incentive compensation each year. During 2021, we exceeded all of our core safety goals and targets, and achieved a total recordable incident rate of 1.10, a days away restricted transferred rate of 0.66 and a preventable vehicular incident rate of 0.66 for the year ended December 31, 2021.

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

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly, major factors that impact natural gas demand domestically include the effects of the COVID-19 pandemic, the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors that impact crude oil demand include production cuts and freezes implemented by OPEC members and other large oil producers such as Russia. For example, during the first half of 2020, the combined effect of OPEC and Russia’s failure to agree on a plan to cut production of oil and related commodities, the outbreak of the COVID-19 pandemic and the shortage in available storage for hydrocarbons in the United States contributed to a sharp drop in prices for crude oil. While prices for oil have subsequently experienced more stability since then, we cannot predict what actions OPEC and other oil-producing countries will take in the future. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•changes in general domestic and global economic and political conditions;
•disruptions of financial and credit markets, including inflation, which affects the cost of supply, labor, products and services required for operations, maintenance and capital improvements;
•changes in domestic regulations that could impact the supply or demand for oil and gas;
•technological advancements that may drive further increases in production and reduction in costs of developing shale plays;
•competition from imported supplies and alternate fuels;
•commodity price changes that could negatively impact the supply of, or the demand for these products;
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

If volatility and seasonality in the oil and gas industry increase, because of increased production capacity, reduced demand for energy, or otherwise, the demand for our services and the fees that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices could adversely impact storage and transportation values for some period of time until market conditions adjust. For example, in response to low commodity prices experienced during early 2020, some of our customers reduced capital expenditures and curtailed production, which adversely affected our gathering and processing north and south segments’ results. With West Texas Intermediate crude oil prices ranging from $47.47 to $84.64 per barrel in 2021, the sustainability of recent prices improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition and results of operations.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.

During 2021 and 2020, the global and U.S. economy was negatively impacted by the COVID-19 pandemic, which disrupted global supply chains, reduced consumer activity, disrupted travel and created significant volatility and disruption of financial and commodity markets. The effects of the COVID-19 pandemic resulted in a significant reduction in global demand for natural gas, NGLs and crude oil and a significant and persistent reduction in the market price of crude oil during 2020. As a result, many producers, including some of our customers, curtailed some of their short-term drilling and production activity and reduced or slowed down their plans for future drilling and production activity. This decrease in activity decreased the demand that certain of these customers had for our services in 2020, and may continue to impact demand for our services in the future if our customers continue to or further curtail drilling and production activity in the future.

The COVID-19 pandemic has also caused federal and local governments to implement measures to quarantine individuals and limit gatherings, which has impacted our workforce and the way we have traditionally conducted our business. In response, we have implemented preventative measures to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations. We have continued to follow modified business practices (including reducing non-essential business travel, implementing staggered work-from-home policies for employees who can execute their work remotely in order to reduce office density, and encouraging employees to adhere to local and regional social distancing recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. We also have promoted heightened awareness and vigilance, hygiene and more stringent cleaning protocols across our facilities and operations. We continue to evaluate and adjust these preventative measures, response plans and business practices with the evolving impacts of COVID-19. However, if COVID-19 were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide gathering, processing, storage and transportation services to our customers.

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

Our future growth may be limited if commodity prices decrease, resulting in a prolonged period of reduced midstream infrastructure development and service requirements to customers.

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

The failure to successfully combine the businesses of Crestwood and Oasis Midstream may adversely affect Crestwood’s future results.

The success of the Merger will depend, in part, on the ability of Crestwood to realize the anticipated benefits from successfully combining the businesses of Crestwood and Oasis Midstream. If the combined entity is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen costs, which could reduce the anticipated benefits of the Merger.

Crestwood and Oasis Midstream, including their respective subsidiaries, have operated independently until the completion of the Merger. It is possible that the integration process could result in material challenges, including the diversion of management’s attention from ongoing business concerns, the loss of key employees, the possibility of faulty assumptions underlying expectations regarding the integration process and associated costs, consolidating corporate and administrative infrastructure and eliminating duplicative operations, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies.

Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined entity.

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

Certain of our operations and investments depend on assets owned and controlled by third parties to operate effectively. For example, (i) certain of our rich gas gathering systems depend on interconnections, compression facilities and processing plants owned by third parties for us to move gas off our systems; (ii) our crude oil gathering systems depend on third-party pipelines to move crude to demand markets or rail terminals and our crude oil rail terminals depend on railroad companies to move our customers’ crude oil to market; and (iii) our natural gas storage facilities rely on third-party interconnections and pipelines to receive and deliver natural gas. Since we do not own or operate these third-party facilities, their continuing operation is outside of our control. If third-party facilities become unavailable or constrained, or other downstream facilities utilized to move our customers’ product to their end destination become unavailable, it could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

In addition, the rates charged by processing plants, pipelines and other facilities interconnected to our assets affect the utilization and value of our services. Significant changes in the rates charged by these third parties, or the rates charged by the third parties that own downstream assets required to move commodities to their final destinations, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

A substantial portion of our revenue is derived from our operations in the Williston Basin, and due to such geographic concentration, adverse developments in the Bakken could impact our financial condition and results of operations.

A significant portion of our revenue is derived from our operations in the Williston Basin. These operations accounted for approximately 55% of our total revenues, less of costs of product/services sold, for the year ended December 31, 2021. Due to this geographic concentration of our operations, adverse developments that affect customers, suppliers or operations in the Bakken, such as catastrophic events or weather, health pandemics and changes in supply or demand of crude oil, natural gas and related commodities that impact regional commodity prices and availability of infrastructure, could have a significantly greater impact on our financial condition and results of operations than if we maintained operations in more diverse locations.

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things, (i) the availability and cost of capital; (ii) prevailing and projected commodity prices and fluctuations thereof; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; (vi) the availability of drilling rigs and other development services; (vii) the availability of storage of crude oil and other commodities; and (viii) the impact of illness, pandemics or any other public health crisis, including the COVID-19 pandemic. As it relates to certain drilling methods, including hydraulic fracturing, the EPA has completed a study of potential adverse impacts that those drilling methods and fracturing activities may have on water quality and public health, concluding that water cycle activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Moreover, the Biden Administration may seek to pursue legislation, executive actions or regulatory initiatives that restrict hydraulic fracturing activities on federal lands. Drilling and production activity generally decreases as commodity prices decrease (such as what was experienced with the decline in commodity prices during 2020, as further described in “Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control”) and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. For example, due to the sharp decreases in commodity prices experienced in 2020, many of our customers announced reductions in their estimated capital expenditures for 2021 and beyond. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

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

Our storage and logistics operations are seasonal and generally have lower cash flows in certain periods during the year, which may require us to borrow money to fund our working capital needs of these businesses.

The natural gas liquids inventory we pre-sell to our customers is higher during the second and third quarters of a given year, and our cash receipts during that period are lower. As a result, we may have to borrow money to fund the working capital needs of our storage and logistics operations during those periods. Any restrictions on our ability to borrow money could impact our ability to pay quarterly distributions to our unitholders.

Counterparties to our commodity derivative and physical purchase and sale contracts in our storage and logistics operations may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty non-performance in our storage and logistics operations. Disruptions in the price or supply of NGLs or crude oil for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our expected earnings from the derivative or physical sales contracts, our ability to obtain supply to fulfill our sales delivery commitments or our ability to obtain supply at reasonable prices, which could adversely affect our financial condition and results of operations.

Our storage and logistics operations and certain of our gathering and processing operations are subject to commodity risk, basis risk or risk of adverse market conditions, which can adversely affect our financial condition and results of operations.

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

We had approximately $2.1 billion of long-term debt outstanding as of December 31, 2021. If we are unable to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing, that could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

Furthermore, our revolving credit facility contains covenants which requires us to maintain certain financial ratios such as (i) a net debt to consolidated EBITDA ratio (as defined in our credit agreement) of not more than 5.50 to 1.0; (ii) a consolidated EBITDA to consolidated interest expense ratio (as defined in our credit agreement) of not less than 2.50 to 1.0; and (iii) a senior secured leverage ratio (as defined in our credit agreement) of not more than 3.50 to 1.0.

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

Our credit agreement and indentures governing our senior notes contain provisions relating to a change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. In the event our outstanding indebtedness became due, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood Equity’s general partner to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent.”

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

A downgrade of our credit ratings could impact our and our subsidiaries’ liquidity, access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.

A downgrade of our credit ratings may increase our and our subsidiaries’ cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•economic downturns;
•deteriorating capital market conditions;
•declining market prices for crude oil, natural gas, NGLs and other commodities;
•terrorist attacks or threatened attacks on our facilities or those of other energy companies; and
•the overall health of the energy industry, including the bankruptcy or insolvency of other companies.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.

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

We conduct a meaningful portion of our operations through joint ventures (including our Crestwood Permian, Tres Holdings and PRBIC joint ventures), and we may enter into additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

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

In addition, joint venture partners may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture. The performance and ability of our joint venture partners to satisfy their obligations under joint venture arrangements is outside of our control. If these parties do not satisfy their obligations, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests contrary to our policies or objectives, and disputes between us and our joint venture partners may result in delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

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

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2021, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately nine years, and our consolidated portfolio of crude oil gathering contracts is approximately eight years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
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

Our operations are subject to many risks inherent in the energy midstream industry, such as:

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

We do not own all of the land on which our pipelines and facilities (particularly our gathering and processing facilities) have been constructed, which subjects us to the possibility of more onerous terms or increased costs to obtain and maintain valid easements and rights-of-way. Easements and rights-of-way exists for varying periods of time. We obtain standard easement rights to construct and operate pipelines on land owned by third parties, and our rights frequently revert back to the landowner after we stop using the easement for its specified purpose. With regard to easements and rights-of-way on tribal lands, following a 2017 court decision issued by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land (that is, tribal land owned or at one time owned by an individual Indian landowner) bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted tribal lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our results of operations and ability to make distributions.

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

Risks Related to Regulatory Matters

Increasing attention to environmental, social and governance (ESG) matters may impact our business.

Increasing attention to climate change, societal expectations for companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and customer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our common unit price and access to capital markets. Additionally, there are organizations that provide information to investors on corporate governance, climate change, health and safety and other ESG related factors have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our unit price and/or our access to capital and costs of capital. See Item 1. Business,“Regulation - Environmental and Occupational Safety and Health Matters” for a further discussion of these matters.

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

The FERC issued a Notice of Inquiry (NOI) on April 19, 2018 (Certificate Policy Statement NOI), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. Comments on the Certificate Policy Statement NOI were due on July 25, 2018. The FERC has not taken further action since the Certificate Policy Statement NOI was issued. We are unable to predict what, if any, changes may be proposed as a result of the NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective.

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

Our operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety aspects of our operations, the discharge of materials into the environment and otherwise relating to environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Item 1. Business, “Regulation - Environmental and Occupational Safety and Health Matters” for a further discussion on these matters. Compliance with these regulations and other regulatory initiatives or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes and incur significantly increased capital or operating expenditures and operating delays, restrictions or cancellations with respect to our operations, which costs may be significant. Additionally, one or more of these developments that impact our customers involved in oil and natural gas exploration and production could reduce demand for our services. These developments could have a material adverse effect on our business, results of operations and financial condition.

Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which oil and natural gas production may occur and reduced demand for our services.

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce the demand for the crude oil and natural gas. Risks arising out of the threat of climate change, fuel conservation measures, governmental requirements for renewable energy resources, increasing customer demand for alternative forms of energy, and technological advances in fuel economy and energy generation devices may create new competitive conditions that result in reduced demand for the crude oil and natural gas our customers produce and our services. The potential impact of changing demand for crude oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part I, Item 1. Business, “Regulation - Environmental and Occupational Safety and Health Matters” for further discussion relating to risks arising out of the threat of climate change and emission of GHGs, climate change activism, energy conservation measures or initiatives that stimulate demand for alternative forms of energy, and physical effects of climate change. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.

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

Moreover, federal legislation or implementing regulations adopted in recent years may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital costs, operational delays and costs of operations. See Item 1. Business, “Regulation - Environmental and Occupational Safety and Health Matters” for a further discussion on pipeline safety matters.

Risks Inherent in an Investment in Our Equity

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay quarterly distributions to our common and preferred unitholders.

We may not have sufficient cash each quarter to pay quarterly distributions to our common unitholders or, alternatively, we may reallocate a portion of our available cash to debt repayments or capital investments. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, distributions received from our joint ventures, and payments of fees and expenses as well as decisions the board of directors makes regarding acceptable levels of debt or the desire to invest in new growth projects. Our board typically reviews these factors on a quarterly basis. Before we pay any cash distributions on our preferred and common units, we will establish reserves and pay fees and expenses, including reimbursements to our general partner and its affiliates, for all expenses they incur and payments they make on our behalf. These costs will reduce the amount of cash available to pay distributions to our common unitholders and, to the extent we are unable to declare and pay fixed cash distributions on our preferred units, we cannot make cash distributions to our common unitholders until all payments accruing on the preferred units have been paid.

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

We may issue additional common units without common unitholder approval, which would dilute existing common unitholder ownership interests.

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

The market value of Crestwood’s common units could decline if large amounts of such units are sold following the merger with Oasis Midstream.

As of February 1, 2022, Oasis Petroleum owned approximately 21.6% of our common units. We cannot predict the effect that issuances and sales of our common units after the merger, including issuances and sales in connection with capital markets transactions, acquisition transactions or other transactions, may have on the market value of our common units. The issuance and sale of substantial amounts of our common units, including those owned by Oasis Petroleum and its affiliates, could adversely affect the market value of such units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units and has other governance differences from typical corporations.

Unitholders’ voting rights are restricted by a provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of our common units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence our management. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership due to the absence of a takeover premium in the trading price or other governance differences.

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

Our preferred units contain covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the preferred units, depending on the action as described below. The need to obtain the approval of holders of the preferred units before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of its unitholders. The affirmative vote of the then-applicable voting threshold of the outstanding preferred units, voting separately as a class with one vote per preferred unit, shall be necessary to amend our partnership agreement in any manner that (i) alters or changes the rights, powers, privileges or preferences or duties and obligations of the preferred units in any material respect; (ii) except as contemplated in the partnership agreement, increases or decreases the authorized number of preferred units; or (iii) otherwise adversely affects the preferred units, including without limitation the creation (by reclassification or otherwise) of any class of senior securities (or amending the provisions of any existing class of partnership interests to make such class of partnership interests a class of senior securities). In addition, our partnership agreement provides certain rights to the preferred unitholders that could impair our ability to consummate (or increase the cost of consummating) a change-in-control transaction, which could result in less economic benefits accruing to our common unitholders.

The control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. The new owner of our general partner would then be in a position, subject to obtaining any approvals or consents required under the applicable governing documents, to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by our board of directors and officers. This effectively permits a “change of control” without the vote or consent of the common unitholders. In addition, such a change of control could result in our indebtedness becoming due. Please read risk factor “A change of control could result in us facing substantial repayment obligations under our revolving credit facility and senior notes.”

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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of publicly traded partnerships and therefore would have eliminated our ability to qualify for partnership tax treatment.
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
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units. Unitholders are urged to consult with their own tax advisors with respect to the status of regulatory or administrative developments and proposals and their potential effect on their investment in our units.

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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a non-U.S. person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the amount realized on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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

At the close of business on February 18, 2022, Crestwood Equity had 97,978,074 common units issued and outstanding, which were held by 230 unitholders of record.

Issuer Purchases of Equity Securities

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

The table below presents the CEQP’s common unit repurchase activity for the year ended December 31, 2021:

	Total Number of Units Repurchased(1)	Weighted-Average Price Paid Per Unit	Units Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Repurchased Under the Program(2)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	$—	—	$—
March 1, 2021 - March 31, 2021	11,469,911	$22.49	—	$175,000,000
First Quarter 2021	11,469,911	$22.49	—
April 1, 2021 - April 30, 2021	—	$—	—	$—
May 1, 2021 - May 31, 2021	—	$—	—	$—
June 1, 2021 - June 30, 2021	—	$—	—	$—
Second Quarter 2021	—	$—	—
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 31, 2021	—	$—	—	$—
Third Quarter 2021	—	$—	—
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	—	$—	—	$—
December 1, 2021 to December 31, 2021	—	$—	—	$—
Fourth Quarter 2021	—	$—	—
Year Ended 2021	11,469,911	$22.49	—
(1)All units repurchased during the year ended December 31, 2021 were purchased pursuant to the Crestwood Holdings Transactions described in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 1.
(2)On March 25, 2021, CEQP’s board of directors approved a plan to repurchase common and preferred units in one or more open-market transactions or in privately negotiated transactions, with an aggregate purchase price not to exceed $175 million exclusive of any fees, commissions or other expenses. The repurchase program expires December 31, 2022. No units were purchased under the program during the year ended December 31, 2021.

Equity Compensation Plan Information

For information on our equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13.

Item 6. Selected Financial Data

This information has been omitted from this report pursuant to the final SEC rules in Release No. 34-90459 which permits the elimination of Item 301 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying footnotes, and Part I, Item 1. Business - Assets.

A comparative discussion of our 2020 operating results to our 2019 operating results can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

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

Our Company

We provide broad-ranging services to customers across the crude oil, natural gas and NGL sectors of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. We believe that our strategy of focusing on prolific, low-cost shale plays positions us well to generate greater returns in varying commodity price environments and capture greater upside economics when development activity occurs.
In conjunction with the divestiture of our Stagecoach Gas equity method investment described in Outlook and Trends below, and the definitive merger agreement we entered into with Oasis Midstream, also described in Outlook and Trends below, we modified our segments as of December 31, 2021 and, as a result, our financial statements reflect three operating and reporting segments: (i) gathering and processing north (includes our Williston Basin and Powder River Basin operations); (ii) gathering and processing south (includes our operations in the Marcellus and Barnett shales as well as our Crestwood Permian Basin Holdings LLC equity method investment in the Delaware Basin); and (iii) storage and logistics (includes our crude oil, NGL and natural gas storage and logistics operations, the COLT Hub, and our Tres Holdings and PRBIC equity method investments). Our gathering and processing north and gathering and processing south segments were historically combined into one segment, and our storage and logistics segment was historically separated into a storage and transportation segment and a marketing, supply and logistics segment.

Below is a summary of our operating and reporting segments. For a detailed description of the assets included in our operating and reporting segments, see Part I, Item 1. Business.

•Gathering and Processing North. Our gathering and processing north operations provide natural gas, crude oil and produced water gathering, compression, treating, processing and disposal services to producers in the Williston Basin and Powder River Basin.

•Gathering and Processing South. Our gathering and processing south operations provide natural gas gathering, compression, treating and processing and produced water gathering and disposal services to producers in the Marcellus, Barnett and Delaware basins.

•Storage and Logistics. Our storage and logistics operations provide NGL, crude oil and natural gas storage, terminal, marketing and transportation (including rail, truck and pipeline) services to producers, refiners, marketers, utilities and other customers.

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
We have taken a number of strategic steps to better position the Company as a stronger, better capitalized company that can accretively grow cash flows and as an industry leader in ESG efforts.
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

The Crestwood Holdings Transactions were a significant step in our strategy to drive peer leading governance and set the stage for future growth by simplifying our organizational structure, increasing our public float and liquidity and enhancing our financial flexibility as we strive to generate long-term value for our unitholders. In conjunction with the completion of the Crestwood Holdings Transactions, CEQP transitioned to a traditional public company governance structure which further ensures alignment between management and the Board of Directors with common unitholders and is consistent with our long-term ESG program.

To further enhance our financial flexibility and execute our long-term business strategy, in July 2021 Stagecoach Gas sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Stagecoach Gas distributed to us approximately $614 million as our proportionate share of the gross proceeds received from the sale. Following the Initial Closing, in November 2021 Crestwood Northeast and CEGP sold each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC (Second Closing), to Kinder Morgan. We received cash proceeds of approximately $15 million related to the sale. The Stagecoach Gas divestiture enabled us to repay borrowings under our credit facility and therefore decrease our net debt to consolidated EBITDA ratio below 3.6x at December 31, 2021, which should position us to utilize a greater portion of our cash flow going forward to increase returns to our unitholders through continued distributions, prudent capital investments around our assets, and opportunistic repurchases of our preferred and common units under our approved $175 million unit repurchase program described below in “Liquidity and Sources of Capital”.

We continue to drive our long-term growth strategy through disciplined capital investments utilizing our current financial flexibility, and on February 1, 2022, we completed the Merger with Oasis Midstream Partners LP (Oasis Midstream) through which we acquired Oasis Midstream in an equity and cash transaction. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) received $150 million in cash plus 21.0 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement Oasis Petroleum received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. This transaction further solidifies Crestwood’s competitive position in the Williston Basin with exposure to approximately 1,200 drilling locations and 535,000 dedicated acres, expanding the Company’s operational footprint beyond the Fort Berthold Indian Reservation. Additionally, Oasis Midstream’s Wild Basin gathering and processing assets are highly complementary with our Arrow gathering system and Bear Den processing facility which provides for opportunities to drive cost savings, commercial synergies and better utilization of available gas processing capacity.

In addition to the strategic steps discussed above, we have also taken steps to (i) align capital investments with development activity by our gathering and processing customers; (ii) realign our organizational structure to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses in which we operate, manage costs and improve margins and create a stronger balance sheet, we believe the Company is well positioned to execute its business plan.

Recent Developments

Bakken DAPL Matter. In July 2020, a U.S. District Court (District Court) ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) stayed the DAPL shutdown, and subsequently issued an opinion upholding the District Court’s decision on the merits, but not prohibiting DAPL’s continued operation. The plaintiffs sought another injunction against DAPL’s operation, which was denied by the District Court in May 2021. As required by the District Court, the U.S. Army Corps of Engineers is currently conducting an environmental impact statement, which is currently expected to be complete in September 2022. We expect DAPL will remain in operation while the environmental impact statement is being completed.

The Arrow gathering system currently connects to the DAPL, Kinder Morgan Hiland, Tesoro and True Companies’ Bridger Four Bears pipelines, providing significant downstream delivery capacity for our Arrow customers. Additionally, we can transport Arrow crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact of any potential pipeline shut-downs to our producers with the ability to access multiple markets out of the basin.

Carbon Management. One of the core initiatives related to our ESG efforts surrounds our focus on managing the intensity of our emissions in order to reduce climate-related risk to our business.

In January 2022, we published our first carbon management plan (CMP), which outlines near-term emissions reduction and management activities that we intend to implement over the next three years. The CMP includes several core objectives, including (i) reducing emissions intensity of our assets; (ii) evaluating opportunities to reduce Scope 2 greenhouse gas (GHG) emissions while managing our operations’ energy efficiency; (iii) enhancing our process by which we manage GHG emissions; (iv) piloting methane emission monitoring devices at certain of our facilities; (v) participating in the development of responsibly sourced gas standards for the midstream sector; (vi) investing in technology to better inventory and calculate emissions data and integrating the technology into our operations; and (vii) participating in and providing leadership to trade associations focused on climate-related risks.

During 2021, we included our first emissions-related metric in our executives’ and employees’ short-term incentive compensation program, with a methane intensity target of 0.054% (measured as metric tons per Mscf of throughput on our assets), compared to our actual 2020 methane intensity statistic of 0.051%. We have included a methane intensity target of 0.046% in our executives’ and employees’ short-term incentive compensation program for 2022.

We currently believe that our carbon management efforts will help to mitigate the potential impact that emissions may have on our capital expenditures or results of operations in the future, although we currently anticipate that these efforts will not have a material impact on our capital expenditures or results of operations in 2022.

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

At December 31, 2021, our goodwill consisted of approximately $45.9 million associated with our gathering and processing north Arrow reporting unit and $92.7 million associated with our storage and logistics NGL Marketing and Logistics reporting unit. We continue to monitor our remaining goodwill, and we could experience additional impairments of the remaining goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our remaining operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of our Arrow and NGL Marketing and Logistics reporting units would not have resulted in a goodwill impairment of either of those reporting units.

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

During 2021, we recorded $40.1 million of impairments of our property, plant and equipment related to our gathering and processing south segment’s compressor stations in the Marcellus West AOD based on the actual or anticipated dismantlement and redeployment of those assets to other areas. During 2020 and 2019, we recorded $3.1 million and $4.3 million of impairments of our property, plant and equipment primarily related to certain of our water gathering facilities in our Arrow operations. During 2020, we sold our Fayetteville assets and recorded a loss on long-lived assets of approximately $19.9 million. For a further discussion of these matters, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2 and Note 3.

We continue to monitor our long-lived assets, and we could experience additional impairments of the remaining carrying value of these long-lived assets in the future if we receive negative information about market conditions or the intent of our long-lived assets’ customers, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments.

Equity Method Investments

We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

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

We continue to monitor our equity method investments, and if we receive negative information about market conditions or the intent of our equity method investments’ customers to curtail production in the future that negatively impacts the forecasted cash flows or discount rates utilized to determine the fair value of those investments, we could experience impairments to the carrying value of these investments.

Our equity method investments have long-lived assets, intangible assets and equity method investments in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During 2021, we recorded a $158.7 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of the sale (through a series of transactions) of Stagecoach Gas to a subsidiary of Kinder Morgan. For a further discussion of the Stagecoach Gas divestiture, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investee. The carrying value of our PRBIC equity method investment was $3.5 million at December 31, 2021.

Revenue Recognition

We recognize revenues for services and products under our revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Under certain contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized and present it as deferred revenue or contract liabilities on our consolidated balance sheets. At December 31, 2021 and 2020, we had deferred revenues of approximately $197.8 million and $182.5 million. Our deferred revenues primarily relate to:

•Capital Reimbursements. Certain of our contracts require that our customers reimburse us for capital expenditures related to the construction of long-lived assets utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses and impairments related to long-lived assets, goodwill and acquisitions, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts is not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies. See our reconciliation of net income to EBITDA and Adjusted EBITDA in “Results of Operations” below.

Results of Operations

The following table summarizes our results of operations (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020
Revenues	$4,569.0	$2,254.3	$3,181.9	$4,569.0	$2,254.3
Costs of product/services sold	3,843.9	1,600.5	2,544.9	3,843.9	1,600.5
Operations and maintenance expense	121.0	131.8	138.8	121.0	131.8
General and administrative expense	97.6	91.5	103.4	90.2	86.7
Depreciation, amortization and accretion	244.2	237.4	195.8	258.4	251.5
Loss on long-lived assets, net	39.6	26.0	6.2	39.4	26.0
Goodwill impairment	—	80.3	—	—	80.3
Gain on acquisition	—	—	(209.4)	—	—
Operating income	222.7	86.8	402.2	216.1	77.5
Earnings (loss) from unconsolidated affiliates, net	(120.4)	32.5	32.8	(120.4)	32.5
Interest and debt expense, net	(132.1)	(133.6)	(115.4)	(132.1)	(133.6)
Gain (loss) on modification/extinguishment of debt	(7.5)	0.1	—	(7.5)	0.1
Other income (expense), net	0.1	(0.7)	0.6	—	—
(Provision) benefit for income taxes	(0.2)	(0.4)	(0.3)	(0.1)	0.1
Net income (loss)	(37.4)	(15.3)	319.9	(44.0)	(23.4)
Add:
Interest and debt expense, net	132.1	133.6	115.4	132.1	133.6
(Gain) loss on modification/extinguishment of debt	7.5	(0.1)	—	7.5	(0.1)
Provision (benefit) for income taxes	0.2	0.4	0.3	0.1	(0.1)
Depreciation, amortization and accretion	244.2	237.4	195.8	258.4	251.5
EBITDA	346.6	356.0	631.4	354.1	361.5
Unit-based compensation charges	34.9	30.7	47.0	34.9	30.7
Loss on long-lived assets, net	39.6	26.0	6.2	39.4	26.0
Goodwill impairment	—	80.3	—	—	80.3
Gain on acquisition	—	—	(209.4)	—	—
(Earnings) loss from unconsolidated affiliates, net	120.4	(32.5)	(32.8)	120.4	(32.5)
Adjusted EBITDA from unconsolidated affiliates, net	67.0	75.4	74.9	67.0	75.4
Change in fair value of commodity inventory-related derivative contracts	(13.5)	33.6	2.7	(13.5)	33.6
Significant transaction and environmental related costs and other items	5.1	10.8	6.5	2.5	10.8
Adjusted EBITDA	$600.1	$580.3	$526.5	$604.8	$585.8

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020
Net cash provided by operating activities	$426.7	$408.1	$420.4	$434.4	$407.9
Net changes in operating assets and liabilities	6.7	(36.1)	(47.8)	6.8	(30.0)
Amortization of debt-related deferred costs	(6.7)	(6.5)	(6.2)	(6.7)	(6.5)
Interest and debt expense, net	132.1	133.6	115.4	132.1	133.6
Unit-based compensation charges	(34.9)	(30.7)	(47.0)	(34.9)	(30.7)
Loss on long-lived assets, net	(39.6)	(26.0)	(6.2)	(39.4)	(26.0)
Goodwill impairment	—	(80.3)	—	—	(80.3)
Gain on acquisition	—	—	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	(138.0)	(6.5)	(6.9)	(138.0)	(6.5)
Deferred income taxes	0.4	(0.1)	—	—	—
Provision (benefit) for income taxes	0.2	0.4	0.3	0.1	(0.1)
Other non-cash income	(0.3)	0.1	—	(0.3)	0.1
EBITDA	346.6	356.0	631.4	354.1	361.5
Unit-based compensation charges	34.9	30.7	47.0	34.9	30.7
Loss on long-lived assets, net	39.6	26.0	6.2	39.4	26.0
Goodwill impairment	—	80.3	—	—	80.3
Gain on acquisition	—	—	(209.4)	—	—
(Earnings) loss from unconsolidated affiliates, net	120.4	(32.5)	(32.8)	120.4	(32.5)
Adjusted EBITDA from unconsolidated affiliates, net	67.0	75.4	74.9	67.0	75.4
Change in fair value of commodity inventory-related derivative contracts	(13.5)	33.6	2.7	(13.5)	33.6
Significant transaction and environmental related costs and other items	5.1	10.8	6.5	2.5	10.8
Adjusted EBITDA	$600.1	$580.3	$526.5	$604.8	$585.8

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$574.7	$105.9	$3,888.4
Intersegment revenues	459.3	—	(459.3)
Costs of product/services sold	553.2	0.9	3,289.8
Operations and maintenance expense	51.1	22.9	47.0
Gain (loss) on long-lived assets, net	0.4	(40.6)	0.7
Earnings (loss) from unconsolidated affiliates, net	—	9.6	(130.0)
EBITDA for the year ended December 31, 2021	$430.1	$51.1	$(37.0)

Revenues	$510.4	$121.0	$1,622.9
Intersegment revenues	160.5	(0.7)	(159.8)
Costs of product/services sold	261.0	0.5	1,339.0
Operations and maintenance expense	55.7	29.2	46.9
Loss on long-lived assets, net	(3.8)	(20.0)	(2.4)
Goodwill impairments	(80.3)	—	—
Earnings (loss) from unconsolidated affiliates, net	—	(1.0)	33.5
EBITDA for the year ended December 31, 2020	$270.1	$69.6	$108.3

Revenues	$686.9	$148.9	$2,346.1
Intersegment revenues	174.9	0.1	(175.0)
Costs of product/services sold	524.0	2.1	2,018.8
Operations and maintenance expense	60.8	37.9	40.1
Loss on long-lived assets, net	(4.2)	(2.0)	(0.2)
Gain on acquisition	209.4	—	—
Earnings (loss) from unconsolidated affiliates, net	3.7	(5.8)	34.9
EBITDA for the year ended December 31, 2019	$485.9	$101.2	$146.9

Below is a discussion of the factors that impacted EBITDA by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Gathering and Processing North

EBITDA for our gathering and processing north segment increased by approximately $160.0 million during the year ended December 31, 2021 compared to 2020. Our gathering and processing north segment’s EBITDA for the year ended December 31, 2020 was impacted by an $80.3 million goodwill impairment related to our Jackalope operations which is further discussed in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our gathering and processing north segment’s revenues increased by approximately $363.1 million during the year ended December 31, 2021 compared to 2020, while our costs of product/services sold increased by approximately $292.2 million during 2021 compared to 2020. The increases were primarily driven by higher natural gas volumes on our Arrow system (described below) and higher average prices (i.e., more than 50% increase in commodity prices during the year ended December 31, 2021 compared to 2020) that our gathering and processing north segment realized on its agreements under which it purchases and sells crude oil, natural gas and NGLs. During the year ended December 31, 2021, Arrow’s natural gas gathering and processing volumes both increased by 18% compared to 2020. During the first half of 2020, Arrow experienced lower gathering and processing volumes due to certain of its customers shutting in production in response to low commodity prices during that period.

Our gathering and processing north segment’s operations and maintenance expenses decreased by approximately $4.6 million during the year ended December 31, 2021 compared to 2020, primarily due to efforts we undertook starting in the second quarter of 2020 to reduce costs in response to lower commodity prices during that period.

Our gathering and processing north segment’s EBITDA during the year ended December 31, 2020 was impacted by a $3.1 million loss on long-lived assets we recorded related to the removal and retirement of certain water gathering lines on our Arrow system.

Gathering and Processing South

EBITDA for our gathering and processing south segment decreased by approximately $18.5 million during the year ended December 31, 2021 compared to 2020. Our gathering and processing south segment’s EBITDA was impacted by $40.1 million and $19.9 million of losses on long-lived assets we recorded during the years ended December 31, 2021 and 2020, respectively, which are further described below.

Our gathering and processing south segment’s revenues decreased by approximately $14.4 million during the year ended December 31, 2021 compared to 2020, while our costs of product/services sold were relatively flat during 2021 compared to 2020. The decrease in our gathering and processing south segment’s revenues was primarily driven by lower natural gas gathering volumes of approximately 11% on our Marcellus East AOD during the year ended December 31, 2021 compared to 2020 due to natural declines in our customer’s natural gas production in that area. Also contributing to the decrease in our gathering and processing south segment’s revenues were lower revenues from our Fayetteville operations due to the sale of these assets in October 2020, as further discussed in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Our gathering and processing south segment’s operations and maintenance expenses decreased by approximately $6.3 million during the year ended December 31, 2021 compared to 2020, primarily due to the sale of our Fayetteville assets in October 2020 and efforts we undertook starting in the second quarter of 2020 to reduce costs in response to lower commodity prices during that period.

Our gathering and processing south segment’s EBITDA during the year ended December 31, 2021 was impacted by $40.1 million of impairments of our property, plant and equipment related to our compressor stations in the Marcellus western area of operation based on the actual or anticipated dismantlement and redeployment of those assets to other areas. In addition, during the year ended December 31, 2020, we recorded a loss on long-lived assets of approximately $19.9 million related to the sale of our Fayetteville assets in October 2020.

Our gathering and processing south segment’s EBITDA was also impacted by an increase in equity earnings of approximately $10.6 million from our Crestwood Permian equity investment during the year ended December 31, 2021 compared to 2020. During the year ended December 31, 2021, Crestwood Permian experienced an increase in its natural gas gathering and processing revenues and volumes primarily due to its customers connecting more wells to its system during 2021 as a result of the increases in commodity prices compared to 2020. In addition, Crestwood Permian also experienced an increase in its water gathering revenues and volumes during the year ended December 31, 2021 compared to 2020, primarily due to placing in-service its produced water gathering and disposal system in late 2020.

Storage and Logistics

EBITDA for our storage and logistics segment decreased by approximately $145.3 million during the year ended December 31, 2021 compared to 2020, which was primarily driven by a $177.0 million reduction to the equity earnings from our Stagecoach Gas equity investment as further discussed below.

Our storage and logistics segment’s revenues increased by approximately $1,966.0 million during the year ended December 31, 2021 compared to 2020, while our costs of product/services sold increased by approximately $1.950.8 million during 2021 compared to 2020.

Our NGL marketing and logistics operations experienced an increase in revenues of approximately $1,326.9 million during the year ended December 31, 2021 compared to 2020, and an increase in its costs of product/services sold of approximately $1,309.9 million during 2021 compared to 2020. These increases were primarily due to increases in NGL prices during 2021 compared to 2020 as a result of overall increases in commodity prices and the unusually cold weather experienced during early 2021 compared to 2020. Also contributing to the increases in our NGL marketing and logistics operations was the impact of the operating results of the NGL assets acquired from Plains in April 2020, which increased our ability to capture additional opportunities in the markets in which these assets operate. Included in our costs of product/services sold was a loss of $44.5 million and $20.7 million during the years ended December 31, 2021 and 2020 related to our price risk management activities.

Our crude and natural gas marketing operations experienced an increase in its revenues of approximately $644.0 million during the year ended December 31, 2021 compared to 2020, and an increase in its product costs of approximately $641.5 million during 2021 compared to 2020. These increases were driven primarily by higher crude oil purchases and sales as a result of increases in commodity prices during 2021 compared to 2020 as well as an increase in marketing activity surrounding our natural gas-related operations driven by the unusual winter weather conditions experienced during 2021.

During the year ended December 31, 2021, our COLT Hub operations experienced a 7% decrease in its rail loading volumes compared to 2020 due to lower demand for its rail loading services as a result of lower basis differentials in the Bakken which resulted in a decrease in revenues of approximately $4.9 million. Our COLT Hub’s costs of services were relatively flat during the year ended December 31, 2021 compared to 2020.

Our storage and logistics segment’s EBITDA during the year ended December 31, 2020 was impacted by a loss on long-lived assets of approximately $2.4 million primarily related to the impairment and loss on the sale of our Bakken transportation assets.

Our storage and logistics segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates during the year ended December 31, 2021 compared to 2020. During 2021, we recorded a $158.7 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of the sale (through a series of transactions) of Stagecoach Gas to a subsidiary of Kinder Morgan. In addition, our equity earnings from Stagecoach Gas also decreased by approximately $18.3 million during the year ended December 31, 2021 compared to 2020 due to our 2021 results not reflecting a full year of equity earnings from the Stagecoach Gas assets due to the sale. For a further discussion of the Stagecoach Gas divestiture, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During the year ended December 31, 2021, earnings from our Tres Holdings equity investment increased by approximately $9.3 million compared to 2020, primarily due to higher revenues from gas inventory sales and an increase in demand for its storage and transportation services due to the unusually cold weather experienced during early 2021 compared to 2020. During the year ended December 31, 2021, earnings from our PRBIC equity investment increased by $4.2 million compared to 2020, primarily as a result of recording our proportionate share of a long-lived assets impairment recorded by our PRBIC equity investment during 2020.

Other EBITDA Results

General and Administrative Expenses. During the year ended December 31, 2021, Crestwood Midstream’s general and administrative expenses increased by approximately $3.5 million compared to 2020, primarily due to higher unit-based compensation charges driven by higher average awards outstanding under our long-term incentive plans.

During the year ended December 31, 2021, Crestwood Equity’s general and administrative expenses increased by approximately $6.1 million compared to 2020 due to higher unit-based compensation charges as discussed above as well as an increase in transaction costs that were expensed related to the Crestwood Holdings Transactions discussed in Part I, Item 1. Business.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2021, our depreciation, amortization and accretion expense increased by approximately $7 million compared to 2020, primarily due to the expansion of our gathering and processing facilities at our Arrow system, placing in-service the expansion of our processing capacity at our Bucking Horse processing facility on our Powder River Basin system in early 2020, and the acquisition of the NGL assets acquired from Plains in April 2020. Partially offsetting these increases was lower depreciation, amortization and accretion expense due to the sale of our Fayetteville assets in late 2020.

Interest and Debt Expense, Net. Interest and debt expense, net decreased by approximately $1.5 million during the year ended December 31, 2021 compared to 2020, primarily due to lower average outstanding balances on our Crestwood Midstream credit facility. Partially offsetting the decrease in interest and debt expense, net was the issuance of $700 million unsecured senior notes in January 2021 and lower capitalized interest in 2021 compared to 2020 due to the timing of growth capital projects primarily in the Powder River Basin.

The following table provides a summary of our interest and debt expense, net (in millions):

	Year Ended December 31,
	2021	2020	2019
Credit facility	$14.4	$23.3	$26.4
Senior notes	109.1	106.1	96.6
Other debt-related costs	9.0	6.9	6.8
Gross interest and debt expense	132.5	136.3	129.8
Less: capitalized interest	0.4	2.7	14.4
Interest and debt expense, net	$132.1	$133.6	$115.4

Loss on Extinguishment of Debt. During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of approximately $7.5 million primarily due to the redemption of our 2023 Senior Notes and the amendment of our credit facility in December 2021.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner.

On January 20, 2022, we declared a quarterly cash distribution of $0.625 per unit to our common unitholders with respect to the fourth quarter of 2021, which was paid on February 14, 2022 and was consistent with the distribution paid in November 2021. In conjunction with the closing of the Merger, we plan to increase our quarterly cash distribution to $0.655 per unit with respect to the distribution to be paid for the first quarter of 2022. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows and liquidity needs and the potential adverse impact of future distribution reductions on our common unitholders. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

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

In December 2021, Crestwood Midstream entered into a Third Amended and Restated Credit Agreement (the CMLP Credit Agreement). The CMLP Credit Agreement provides for a five-year $1.5 billion revolving credit facility (the CMLP Credit Facility) that is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes and allows Crestwood Midstream to increase its available borrowings under the facility by $350 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement. The CMLP Credit Facility also includes a sub-limit of up to $25 million for same-day swing line advances and a sub-limit up to $350 million for letters of credit. As of December 31, 2021, we had $961.7 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement, which was based on a $1.25 billion facility capacity that was automatically increased to $1.5 billion upon the closing of the merger with Oasis Midstream on February 1, 2022. As of December 31, 2021, we were in compliance with all of our debt covenants applicable to the credit facility and our senior notes.

See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the covenants related to our credit facility and senior notes.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the year ended December 31, 2021, we redeemed and cancelled approximately $687.2 million of principal outstanding under our senior notes due 2023, utilizing a portion of the proceeds from the issuance of our senior notes due 2029 and borrowings under our Crestwood Midstream credit facility. During 2021, we sold Stagecoach Gas to a subsidiary of Kinder Morgan and received approximately $629 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our contingent consideration obligation and related accrued interest, and the remainder of these proceeds to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$426.7	$408.1	$420.4
Net cash provided by (used in) investing activities	$568.9	$(273.3)	$(943.7)
Net cash provided by (used in) financing activities	$(996.3)	$(146.5)	$531.8

Operating Activities

Our operating cash flows increased by approximately $18.6 million during the year ended December 31, 2021 compared to 2020. The increase was primarily driven by higher operating revenues of approximately $2,314.7 million primarily from our storage and logistics segment and gathering and processing north segment, partially offset by higher costs of product/services sold of approximately $2,243.4 million primarily from these segments as discussed above. Partially offsetting this net increase was a decrease in net cash inflow from working capital of approximately $42.8 million primarily related to our storage and logistics operations as a result of higher average commodity prices during 2021 compared to 2020. In addition, during the year ended December 31, 2021, our equity earnings from our Stagecoach Gas equity investment were lower due to the sale of our equity investment as discussed , which resulted in a reduction in our net operating cash flows compared to 2020.

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

During 2022, we anticipate growth capital expenditures of approximately $160 million to $180 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $30 million to $35 million on maintenance capital expenditures and approximately $5 million to $15 million on capital expenditures that are directly reimbursable by our customers. Our anticipated growth capital and maintenance capital expenditures during 2022 include expenditures related to the operations of Oasis Midstream which we acquired on February 1, 2022 (see “Outlook and Trends” above for a further discussion of this acquisition). We anticipate that our growth and reimbursable capital expenditures in 2022 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the year ended December 31, 2021 (in millions):

Growth capital	$59.5
Maintenance capital	19.3
Other(1)	4.4
Purchases of property, plant and equipment	$83.2

(1)    Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisition and Divestiture. Below is a summary of the acquisition and divestiture activities that impacted our investing activities during the years ended December 31, 2021 and 2020. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3 and Note 6.

•In November 2021, we sold our remaining Stagecoach Gas equity investment for approximately $15 million;
•In April 2020, we acquired NGL assets from Plains for approximately $162 million; and
•In October 2020, we sold our Fayetteville gathering assets for approximately $23 million.

Investments in Unconsolidated Affiliates. Pursuant to our joint venture agreements with our respective equity investments, we periodically make contributions to our equity investments to fund their expansion projects and for other operating purposes. During the years ended December 31, 2021 and 2020, we contributed approximately $6.9 million and $6.0 million to our Tres Holdings equity investment for its operating purposes and we contributed approximately $10.7 million and $3.4 million to our Crestwood Permian equity investment primarily to fund its expansion projects. During the year ended December 31, 2021, we received a distribution from Stagecoach Gas of approximately $614 million, which represented our proportionate share of the gross proceeds received by Stagecoach Gas related to the sale of certain of its assets to Kinder Morgan as discussed in “Outlook and Trends” above. For further discussion of this distribution, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Financing Activities

Below is a summary of the equity and debt transactions that impacted our financing activities during the years ended December 31, 2021 and 2020.

Equity and Debt Transactions

•During the year ended December 31, 2021, CEQP paid approximately $275.6 million in conjunction with the Crestwood Holdings Transactions;
•During the year ended December 31, 2021, distributions to our partners decreased by approximately $18.4 million compared to 2020, primarily due to the decrease in common units outstanding as a result of the Crestwood Holdings Transactions;
•During the year ended December 31, 2021, our taxes paid for unit-based compensation vesting decreased by approximately $7.2 million compared to 2020, primarily due to lower vesting of unit-based compensation awards;
•During the year ended December 31, 2021, we paid $690.5 million to repurchase and cancel approximately $687.2 million of our senior notes due 2023 and during the year ended December 31, 2020, we paid approximately $12.6 million to repurchase and cancel approximately $12.8 million of our senior notes due 2023;
•During the year ended December 31, 2021, we received net proceeds of approximately $691.0 million from the issuance of our senior notes due 2029; and
•During the year ended December 31, 2021, our other debt-related transactions resulted in net repayments of approximately $446.4 million compared to net proceeds of approximately $161.9 million during the year ended December 31, 2020.

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

Summarized Combined Balance Sheet Information (in millions)

December 31, 2021
Current assets	$574.3
Current assets - affiliates	$8.4
Property, plant and equipment, net	$2,161.5
Non-current assets	$642.3
Current liabilities	$578.9
Current liabilities - affiliates	$14.7
Long-term debt, less current portion	$2,052.1
Non-current liabilities	$138.7

Summarized Combined Income Statement Information (in millions)

Year Ended December 31, 2021
Revenues	$4,461.4
Revenues - affiliates	$30.3
Cost of products/services sold	$3,692.4
Cost of products/services sold - affiliates	$136.8
Operations and maintenance expenses(1)	$102.0
General and administrative expenses(2)	$90.2
Operating income	$230.4
Net income	$92.8

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the year ended December 31, 2021, we charged $31.8 million to our affiliates under these agreements. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 19 for a further description of our related party operating agreements.
(2)    Includes $30.9 million of net general and administrative expenses that were charged by our affiliates to us.

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
As of December 31, 2021, the carrying value and fair value of our fixed rate debt instruments was approximately $1.8 billion and $1.9 billion, respectively. As of December 31, 2020, both the carrying value and fair value of our fixed rate debt instruments was approximately $1.8 billion. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facility. At December 31, 2021, we had obligations totaling $282.0 million outstanding under the credit facility. These floating rate obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. If the interest rate on our credit facility were to fluctuate by 1% from the rate as of December 31, 2021, our annual interest expense would have changed by approximately $2.8 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to crude oil, natural gas and NGLs under certain purchase and sale agreements and percentage-of-proceeds contracts related to our gathering and processing services, and to NGLs and crude oil marketed or supplied by our NGL and crude oil storage and logistics operations. Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities. We remain subject to volumetric risk under contracts without minimum volume commitments or take-or-pay pricing terms, for which market conditions can negatively influence our producer customers’ decisions to develop or produce hydrocarbons.

In our storage and logistics operations, we consider market risk to be the risk that the value of our NGL and crude services portfolio will change, either favorably or unfavorably, in response to changing market conditions. We take an active role in managing and controlling market risk and have established control procedures, which are reviewed on an ongoing basis. We monitor market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with our price risk management activities are energy marketers, propane retailers, resellers, and dealers.

We engage in hedging and risk management transactions, including various types of forward contracts, options, swaps and futures contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions and to help ensure the availability of propane during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our marketing customers. However, we may experience net unbalanced positions from time to time, which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our derivative portfolio. We also utilize hedging and risk management transactions to reduce the impact of price risk under certain contracts in our gathering and processing operations. Our derivatives are not designated as hedges for accounting purposes.

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2021 were assets of $42.1 million and liabilities of $114.6 million. We use observable market values for determining the fair value of these derivative contracts. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management function regularly compares valuations to independent sources and models on a quarterly basis. The following table represents the impact that a 10% change in market prices would have on the underlying fair value of our commodity-based derivative instruments, along with the net unbalanced position of those commodity-based derivatives at December 31, 2021 and the inventory position that would substantially offset that theoretical change at December 31, 2021:

	December 31, 2021
	Change in Fair Value of Commodity-Based Derivatives (in millions)	Net Unbalanced Derivative Position	Inventory Position
Natural gas	$2.4	6.3 Bcf	1.7 Bcf
NGLs	$15.5	3.4 MMBbls	2.8 MMBbls
Crude oil	$4.2	0.6 MMBbls	0.4 MMBbls

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

Under a number of our customer contracts, there are provisions that provide for our right to request or demand credit assurances from our customers including the posting of letters of credit, surety bonds, cash margin or collateral held in escrow for varying levels of future revenues. We continue to closely monitor our producer customer base since a majority of our customers for our gathering and processing services are either not rated by the major rating agencies or had below investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officers and Chief Financial Officers of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s and Crestwood Midstream’s internal control over financial reporting.

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

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2021. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2021, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 25, 2022, on the effectiveness of our internal control over financial reporting, which is included herein.

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

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner Manages Crestwood Equity Partners LP

The information required to be disclosed under this Item 10 will be presented in our definitive proxy statement for the 2022 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A (our Proxy Statement) within 120 days after the end of the fiscal year covered by this Form 10-K under the following sections, which information is to be incorporated by reference herein:

•Director Election Proposal;
•Executive Officers of our General Partner;
•Section 16(a) Beneficial Ownership Regarding Compliance:
•Code of Ethics;
•Governance - Director Nominations; and
•Governance - Board Committees

Item 11. Executive Compensation

The information required to be disclosed under this Item 11 will be presented in our Proxy Statement under the following sections, which information is to be incorporated by reference herein:

•Compensation of Directors and Executive Officers:
•Governance - Compensation Committee - Interlocks and Insider Participation; and
•Compensation of Directors and Executive Officers - Compensation Committee Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required to be disclosed under this Item 12 will be presented in our Proxy Statement under the following sections, which information is to be incorporated by reference herein:

•Securities Authorized for Issuance Under Equity Compensation Plans; and
•Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required to be disclosed under this Item 13 will be presented in our Proxy Statement under the following sections, which information is to be incorporated by reference herein:
•Transactions with Related Persons, Promoters and Certain Control Persons; and
•Governance - Director Independence

Item 14. Principal Accountant Fees and Services

The information required to be disclosed under this Item 14 will be presented in our Proxy Statement under the section “Independent Auditor Proposal,” which information is to be incorporated by reference herein.

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
2.1
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016).

2.2
Purchase Agreement dated as of April 9, 2019 by and between Crestwood Niobrara LLC and Williams MLP Operating LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

2.3
Purchase Agreement, dated as of March 25, 2021, by and among Crestwood Holdings LLC, as the seller, and Crestwood Equity Partners LP, as the purchaser, and, for the limited purposes set forth therein, Crestwood Equity GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 26, 2021).

2.4
Purchase and Sale Agreement, dated as of May 31, 2021 among Con Edison Gas Pipeline and Storage Northeast, LLC, Crestwood Pipeline and Storage Northeast LLC, as the Sellers, Stagecoach Gas Services LLC as the Company, Kinder Morgan Operating LLC “A” as Buyer, Con Edison Transmission, Inc. (solely for the limited purposes set forth therein) and Crestwood Midstream Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 1, 2021).

2.5
Agreement and Plan of Merger, dated as of October 25, 2021, by and among Oasis Midstream Partners LP, OMP GP LLC, Crestwood Equity Partners LP, Project Falcon Merger Sub LLC, Project Phantom Merger Sub LLC, and, solely for the purposes of Section 2.1(a)(i) thereof, Crestwood Equity GP LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 28, 2021).

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001)

3.2	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003)

3.3
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (f/k/a Inergy, L.P.) (the “Partnership”) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 10, 2013)

3.4
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

3.5	Certificate of Formation of Inergy GP, LLC (incorporated herein by reference to Exhibit 3.5 to Inergy, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-56976) filed on May 7, 2001)

Exhibit Number	Description
3.6
Certificate of Amendment of Crestwood Equity GP LLC (f/k/a Inergy GP, LLC) dated October 7, 2013 (incorporated herein by reference to Exhibit 3.3A to Crestwood Equity Partners LP’s Form 10-Q filed on November 8, 2013)

3.7
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

3.8	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.9
Amendment to the Certificate of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on October 10, 2013)

3.10
Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated as of September 30, 2015 (incorporated by reference to Exhibit 3.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 1, 2015).

3.11	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.12	Certificate of Amendment of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.37 to Crestwood Midstream Partners LP’s Form S-4/A filed on October 28, 2013)

3.13
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 22, 2011)

3.14
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

Exhibit Number	Description
4.8
Supplemental Indenture, dated as of September 30, 2016, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Midstream Partners LP’s Form 10-Q filed on November 4, 2016)

4.9
Indenture, dated as of April 15, 2019, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 16, 2019

4.10
Third Amended and Restated Limited Liability Company Agreement for Crestwood Niobrara LLC, dated between Crestwood Midstream Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on May 2, 2019)

4.11
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC dated as of April 9, 2019 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

4.12
Registration Rights Agreement, dated December 28, 2017, by and among Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.10 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.13
First Amendment to Registration Rights Agreement dated as of April 9, 2019 by and between Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019)

4.14
Registration Rights Agreement, dated March 14, 2017, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, with respect to the 5.72% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017).

4.15
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

4.16
Supplemental Indenture dated as of October 22, 2018, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to Crestwood Equity Partners LP’s Form 10-K filed on February 22, 2019)

4.17
Indenture, dated January 21, 2021, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 21, 2021)

4.18
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.19
Fourth Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.20
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.21
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

Exhibit Number	Description
4.22
Registration Rights Agreement, dated as of February 1, 2022 by and among Crestwood Equity Partners LP, Oasis Petroleum Inc., OMS Holdings LLC and Oasis Investment Holdings LLC (incorporated herein by reference to Exhibit 4.6 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

**4.23	Description of Securities

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

10.13
Amended and Restated Limited Liability Company Agreement of Stagecoach Gas Services LLC dated as of June 3, 2016. (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 8, 2016)

10.14
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

10.15
Board Representation and Standstill Agreement, dated as of September 30, 2015, by and among Crestwood Equity GP LLC, Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015)

*10.16	Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2018)

*10.17	First Amendment to the Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

Exhibit Number	Description
*10.18	Crestwood Equity Partners LP Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 24, 2018)

*10.19	Form of Crestwood Equity Partners LP’s Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed November 1, 2018)

*10.20
Form of Crestwood Equity Partners LP’s Non-Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.21	Form of Crestwood Equity Partners LP’s Director Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.22	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018)

*10.23	Form of Director and Officer Indemnification Agreement filed as Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed on August 6, 2020.

10.24
Common Unit Purchase Agreement, dated as of March 25, 2021, by and among Crestwood Equity Partners LP, Crestwood Gas Services Holdings LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on March 26, 2021).

10.25
Registration Rights Agreement, dated March 30, 2021, by and between Crestwood Equity Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 31, 2021).

10.26
Support Agreement, dated as of October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, OMP GP LLC, Oasis Petroleum Inc. and OMS Holdings LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 28, 2021).

10.27
Third Amended and Restated Credit Agreement, dated as of December 20, 2021, by and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on December 21, 2021).

*10.28
Employment Agreement between Diaco Aviki and Crestwood Operations LLC dated as of January 18, 2022 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 18, 2022).

10.29
Director Nomination Agreement, dated as of February 1, 2022, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC and Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.30
Master Amendment to Commercial Agreements, dated as of February 1, 2022, by and among Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC, Oasis Midstream Services LLC, Oasis Midstream Partners LP, OMP Operating LLC and Bighorn Devco LLC (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

*10.31	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to Inergy, L.P.’s Form 8-K/A filed on July 23, 2013)

**21.1	List of subsidiaries of Crestwood Equity Partners LP

**22.1	List of Issuers of Guarantor Subsidiaries of Crestwood Midstream Partners LP

**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Stagecoach Gas Services LLC

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

Exhibit Number	Description
**31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**99.1
Financial Statements for Stagecoach Gas Services LLC as of November 24, 2021 and December 31, 2020 and for the period ended November 24, 2021 (unaudited) and the years ended December 31, 2020 and 2019 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)

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

(c)Financial Statement Schedules.

Financial Statements for Stagecoach Gas Services LLC as of November 24, 2021 and December 31, 2020 (audited) and for the period ended November 24, 2021 (unaudited) and the years ended December 31, 2020 and 2019 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09) and is filed herein as Exhibit 99.1.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring variable consideration
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Partnership recognizes revenues for services and products under revenue contracts as obligations to perform services or deliver/sell products under the contracts are satisfied. For a significant customer contract within the Partnership’s Gathering and Processing North operating segment, consideration to be received under the contact is estimated over the life of the contract and the contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied.

Auditing the Partnership’s measurement of variable consideration under this contract involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of future revenues including forecasted production of its customer over the life of the contract. For example, the estimates of future revenues reflect management's assumptions about future economic conditions and expected volumes to be gathered and processed, and changes in those assumptions can have a material effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to calculate the variable consideration, including the underlying assumptions about estimates of expected volumes.

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation. This included testing management’s forecasted volumes through comparison to the forecast production of the customer, analyst forecasted commodity prices and historical data and the recalculation of the transaction price based on the volumes and executed contract rates. In addition, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership’s forecasted volumes included in the calculation of the transaction price.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 25, 2022

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on Internal Control over Financial Reporting
We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crestwood Equity Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020 and related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Partnership and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Houston, Texas
February 25, 2022

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$13.3	$14.0
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.9 million at December 31, 2021 and 2020	378.0	262.2
Inventory	156.5	89.1
Assets from price risk management activities	42.1	27.2
Prepaid expenses and other current assets	14.8	13.4
Total current assets	604.7	405.9
Property, plant and equipment	3,771.5	3,759.6
Less: accumulated depreciation	992.1	842.5
Property, plant and equipment, net	2,779.4	2,917.1
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	393.2	331.8
Intangible assets, net	732.9	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	27.4	36.8
Investments in unconsolidated affiliates	155.8	943.7
Other non-current assets	6.9	7.3
Total assets	$4,445.7	$5,243.7
Liabilities and capital
Current liabilities:
Accounts payable	$336.5	$160.3
Accrued expenses and other liabilities	147.1	122.0
Liabilities from price risk management activities	114.6	76.3
Contingent consideration - current portion	—	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	598.4	377.8
Long-term debt, less current portion	2,052.1	2,483.8
Contingent consideration	—	38.0
Other long-term liabilities	258.7	253.3
Deferred income taxes	2.3	2.7
Total liabilities	2,911.5	3,155.6
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	434.6	432.7
Crestwood Equity Partners LP partners' capital (62,991,511 common units issued and outstanding at December 31, 2021 and 73,970,208 common and subordinated units issued and outstanding at December 31, 2020)	487.6	1,043.4
Preferred units (71,257,445 units issued and outstanding at December 31, 2021 and 2020)	612.0	612.0
Total partners’ capital	1,099.6	1,655.4
Total liabilities and capital	$4,445.7	$5,243.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenues	$4,145.4	$1,793.0	$2,752.4
Product revenues - related party (Note 19)	25.8	27.3	2.9
Service revenues	396.4	433.5	426.6
Service revenues - related party (Note 19)	1.4	0.5	—
Total revenues	4,569.0	2,254.3	3,181.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	3,688.8	1,558.8	2,469.7
Product costs - related party (Note 19)	136.8	21.0	45.4
Service costs	18.3	20.7	29.8
Total costs of products/services sold	3,843.9	1,600.5	2,544.9

Operating expenses and other:
Operations and maintenance	121.0	131.8	138.8
General and administrative	97.6	91.5	103.4
Depreciation, amortization and accretion	244.2	237.4	195.8
Loss on long-lived assets, net	39.6	26.0	6.2
Goodwill impairment	—	80.3	—
Gain on acquisition	—	—	(209.4)
	502.4	567.0	234.8
Operating income	222.7	86.8	402.2
Earnings (loss) from unconsolidated affiliates, net	(120.4)	32.5	32.8
Interest and debt expense, net	(132.1)	(133.6)	(115.4)
Gain (loss) on modification/extinguishment of debt	(7.5)	0.1	—
Other income (expense), net	0.1	(0.7)	0.6
Income (loss) before income taxes	(37.2)	(14.9)	320.2
Provision for income taxes	(0.2)	(0.4)	(0.3)
Net income (loss)	(37.4)	(15.3)	319.9
Net income attributable to non-controlling partner	41.1	40.8	34.8
Net income (loss) attributable to Crestwood Equity Partners LP	(78.5)	(56.1)	285.1
Net income attributable to preferred units	60.1	60.1	60.1
Net income (loss) attributable to partners	$(138.6)	$(116.2)	$225.0

Net income (loss) per limited partner unit: (Note 14)
Basic	$(2.11)	$(1.59)	$3.11
Diluted	$(2.11)	$(1.59)	$2.93
Weighted-average limited partners’ units outstanding:
Basic	65.6	73.2	71.8
Dilutive	—	—	5.1
Diluted	65.6	73.2	76.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(37.4)	$(15.3)	$319.9
Change in fair value of Suburban Propane Partners, L.P. units	—	—	0.3
Comprehensive income (loss)	(37.4)	(15.3)	320.2
Comprehensive income attributable to non-controlling partner	41.1	40.8	34.8
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(78.5)	$(56.1)	$285.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Non-Controlling Partner	Total Partners’ Capital
Balance at December 31, 2018	71.3	$612.0	71.2	0.4	$1,240.5	$181.3	$2,033.8
Distributions to partners	—	(60.1)	—	—	(172.4)	(6.6)	(239.1)
Unit-based compensation charges	—	—	1.0	—	42.4	—	42.4
Taxes paid for unit-based compensation vesting	—	—	(0.3)	—	(11.0)	—	(11.0)
Non-controlling interest reclassification (Note 12)	—	—	—	—	—	(178.8)	(178.8)
Change in fair value of Suburban Propane Partners, L.P. units	—	—	—	—	0.3	—	0.3
Other	—	—	—	—	(4.0)	0.1	(3.9)
Net income	—	60.1	—	—	225.0	4.0	289.1
Balance at December 31, 2019	71.3	612.0	71.9	0.4	1,320.8	—	1,932.8
Distributions to partners	—	(60.1)	—	—	(182.7)	—	(242.8)
Unit-based compensation charges	—	—	2.1	—	34.0	—	34.0
Taxes paid for unit-based compensation vesting	—	—	(0.6)	—	(15.6)	—	(15.6)
Other	—	—	0.2	—	3.1	—	3.1
Net income (loss)	—	60.1	—	—	(116.2)	—	(56.1)
Balance at December 31, 2020	71.3	612.0	73.6	0.4	1,043.4	—	1,655.4
Crestwood Holdings Transactions (Note 12)	—	—	—	—	(273.2)	—	(273.2)
Retirement of units (Note 12)	—	—	(11.5)	(0.4)	—	—	—
Distributions to partners	—	(60.1)	—	—	(164.3)	—	(224.4)
Unit-based compensation charges	—	—	1.3	—	32.0	—	32.0
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.4)	—	(8.4)
Other	—	—	—	—	(3.3)	—	(3.3)
Net income (loss)	—	60.1	—	—	(138.6)	—	(78.5)
Balance at December 31, 2021	71.3	$612.0	63.0	—	$487.6	$—	$1,099.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(37.4)	$(15.3)	$319.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	244.2	237.4	195.8
Amortization of debt-related deferred costs	6.7	6.5	6.2
Unit-based compensation charges	34.9	30.7	47.0
Loss on long-lived assets, net	39.6	26.0	6.2
Goodwill impairment	—	80.3	—
Gain on acquisition	—	—	(209.4)
(Gain) loss on modification/extinguishment of debt	7.5	(0.1)	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	138.0	6.5	6.9
Deferred income taxes	(0.4)	0.1	—
Other	0.3	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(114.3)	(27.5)	42.9
Inventory	(67.4)	(33.7)	10.9
Prepaid expenses and other current assets	(1.0)	(3.7)	0.1
Accounts payable, accrued expenses and other liabilities	148.3	(1.2)	(23.3)
Reimbursements of property, plant and equipment	4.3	15.7	24.8
Change in price risk management activities, net	23.4	86.5	(7.6)
Net cash provided by operating activities	426.7	408.1	420.4

Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(162.3)	(462.1)
Purchases of property, plant and equipment	(83.2)	(168.3)	(455.5)
Investments in unconsolidated affiliates	(17.6)	(9.4)	(61.3)
Capital distributions from unconsolidated affiliates	652.0	39.4	35.5
Net proceeds from sale of long-lived assets, including equity investments	17.7	27.3	0.8
Other	—	—	(1.1)
Net cash provided by (used in) investing activities	568.9	(273.3)	(943.7)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Proceeds from the issuance of long-term debt	2,859.5	1,125.1	2,307.3
Payments on long-term debt	(3,287.5)	(975.8)	(1,729.5)
Payments on finance leases	(2.8)	(3.1)	(3.5)
Payments for deferred financing costs	(17.9)	—	(9.0)
Net proceeds from issuance of non-controlling interest	1.0	2.8	235.0
Payments for Crestwood Holdings Transactions	(275.6)	—	—
Distributions to partners	(164.3)	(182.7)	(172.4)
Distributions to non-controlling partner	(40.2)	(37.1)	(25.0)
Distributions to preferred unitholders	(60.1)	(60.1)	(60.1)
Taxes paid for unit-based compensation vesting	(8.4)	(15.6)	(11.0)
Net cash provided by (used in) financing activities	(996.3)	(146.5)	531.8

Net change in cash and restricted cash	(0.7)	(11.7)	8.5
Cash and restricted cash at beginning of period	14.0	25.7	17.2
Cash and restricted cash at end of period	$13.3	$14.0	$25.7

Supplemental disclosure of cash flow information
Cash paid for interest	$125.9	$129.8	$123.7
Cash paid for income taxes	$0.8	$0.6	$0.6

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(5.8)	$40.0	$(27.7)

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners (the Partnership) as of December 31, 2021 and 2020, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring variable consideration
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Partnership recognizes revenues for services and products under revenue contracts as obligations to perform services or deliver/sell products under the contracts are satisfied. For a significant customer contract within the Partnership’s Gathering and Processing North operating segment, consideration to be received under the contact is estimated over the life of the contract and the contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied.

Auditing the Partnership’s measurement of variable consideration under this contract involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of future revenues including forecasted production of its customer over the life of the contract. For example, the estimates of future revenues reflect management's assumptions about future economic conditions and expected volumes to be gathered and processed, and changes in those assumptions can have a material effect on the amount of revenue recognized

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to calculate the variable consideration, including the underlying assumptions about estimates of expected volumes.

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation. This included testing management’s forecasted volumes through comparison to the forecast production of the customer, analyst forecasted commodity prices and historical data and the recalculation of the transaction price based on the volumes and executed contract rates. In addition, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership’s forecasted volumes included in the calculation of the transaction price.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 25, 2022

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$12.9	$13.7
Accounts receivable, less allowance for doubtful accounts of $0.6 million and $0.9 million at December 31, 2021 and 2020	378.0	262.2
Inventory	156.5	89.1
Assets from price risk management activities	42.1	27.2
Prepaid expenses and other current assets	14.4	13.4
Total current assets	603.9	405.6
Property, plant and equipment	4,100.8	4,089.6
Less: accumulated depreciation	1,193.0	1,028.3
Property, plant and equipment, net	2,907.8	3,061.3
Intangible assets	1,126.1	1,126.1
Less: accumulated amortization	393.2	331.8
Intangible assets, net	732.9	794.3
Goodwill	138.6	138.6
Operating lease right-of-use assets, net	27.4	36.8
Investments in unconsolidated affiliates	155.8	943.7
Other non-current assets	4.8	5.2
Total assets	$4,571.2	$5,385.5
Liabilities and capital
Current liabilities:
Accounts payable	$336.4	$157.8
Accrued expenses and other liabilities	146.1	120.1
Liabilities from price risk management activities	114.6	76.3
Contingent consideration, current portion	—	19.0
Current portion of long-term debt	0.2	0.2
Total current liabilities	597.3	373.4
Long-term debt, less current portion	2,052.1	2,483.8
Contingent consideration	—	38.0
Other long-term liabilities	254.1	251.8
Deferred income taxes	0.8	0.7
Total liabilities	2,904.3	3,147.7
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	434.6	432.7
Partners’ capital	1,232.3	1,805.1
Total liabilities and capital	$4,571.2	$5,385.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenues	$4,145.4	$1,793.0	$2,752.4
Product revenues - related party (Note 19)	25.8	27.3	2.9
Service revenues	396.4	433.5	426.6
Service revenues - related party (Note 19)	1.4	0.5	—
Total revenues	4,569.0	2,254.3	3,181.9

Costs of product/services sold (exclusive of items shown separately below):
Product costs	3,688.8	1,558.8	2,469.7
Product costs - related party (Note 19)	136.8	21.0	45.4
Service costs	18.3	20.7	29.8
Total costs of products/services sold	3,843.9	1,600.5	2,544.9

Operating expenses and other:
Operations and maintenance	121.0	131.8	138.8
General and administrative	90.2	86.7	98.2
Depreciation, amortization and accretion	258.4	251.5	209.9
Loss on long-lived assets, net	39.4	26.0	6.2
Goodwill impairment	—	80.3	—
Gain on acquisition	—	—	(209.4)
	509.0	576.3	243.7
Operating income	216.1	77.5	393.3
Earnings (loss) from unconsolidated affiliates, net	(120.4)	32.5	32.8
Interest and debt expense, net	(132.1)	(133.6)	(115.4)
Gain (loss) on modification/extinguishment of debt	(7.5)	0.1	—
Other income, net	—	—	0.2
Income (loss) before income taxes	(43.9)	(23.5)	310.9
(Provision) benefit for income taxes	(0.1)	0.1	(0.3)
Net income (loss)	(44.0)	(23.4)	310.6
Net income attributable to non-controlling partner	41.1	40.8	34.8
Net income (loss) attributable to Crestwood Midstream Partners LP	$(85.1)	$(64.2)	$275.8

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)

	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2018	$2,028.2	$181.3	$2,209.5
Distributions to partners	(235.8)	(6.6)	(242.4)
Unit-based compensation charges	42.4	—	42.4
Taxes paid for unit-based compensation vesting	(11.0)	—	(11.0)
Non-controlling interest reclassification (Note 12)	—	(178.8)	(178.8)
Other	(0.3)	0.1	(0.2)
Net income	275.8	4.0	279.8
Balance at December 31, 2019	2,099.3	—	2,099.3
Distributions to partner	(242.6)	—	(242.6)
Unit-based compensation charges	29.3	—	29.3
Taxes paid for unit-based compensation vesting	(15.6)	—	(15.6)
Other	(1.1)	—	(1.1)
Net loss	(64.2)	—	(64.2)
Balance at December 31, 2020	1,805.1	—	1,805.1
Distributions to partner	(509.7)	—	(509.7)
Unit-based compensation charges	30.5	—	30.5
Taxes paid for unit-based compensation vesting	(8.4)	—	(8.4)
Other	(0.1)	—	(0.1)
Net loss	(85.1)	—	(85.1)
Balance at December 31, 2021	$1,232.3	$—	$1,232.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(44.0)	$(23.4)	$310.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	258.4	251.5	209.9
Amortization of debt-related deferred costs	6.7	6.5	6.2
Unit-based compensation charges	34.9	30.7	47.0
Loss on long-lived assets, net	39.4	26.0	6.2
Goodwill impairment	—	80.3	—
Gain on acquisition	—	—	(209.4)
(Gain) loss on modification/extinguishment of debt	7.5	(0.1)	—
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	138.0	6.5	6.9
Deferred income taxes	—	—	0.2
Other	0.3	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(114.3)	(27.8)	41.6
Inventory	(67.4)	(33.7)	10.9
Prepaid expenses and other current assets	(0.6)	(4.6)	0.1
Accounts payable, accrued expenses and other liabilities	147.8	(6.1)	(23.3)
Reimbursements of property, plant and equipment	4.3	15.7	24.8
Change in price risk management activities, net	23.4	86.5	(7.6)
Net cash provided by operating activities	434.4	407.9	424.1

Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(162.3)	(462.1)
Purchases of property, plant and equipment	(81.3)	(168.3)	(455.5)
Investments in unconsolidated affiliates	(17.6)	(9.4)	(61.3)
Capital distributions from unconsolidated affiliates	652.0	39.4	35.5
Net proceeds from sale of long-lived assets, including equity investments	17.7	27.3	0.8
Other	—	—	(1.1)
Net cash provided by (used in) investing activities	570.8	(273.3)	(943.7)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Proceeds from the issuance of long-term debt	2,859.5	1,125.1	2,307.3
Payments on long-term debt	(3,287.5)	(975.8)	(1,729.5)
Payments on finance leases	(2.8)	(3.1)	(3.5)
Payments for deferred financing costs	(17.9)	—	(9.0)
Net proceeds from issuance of non-controlling interest	1.0	2.8	235.0
Distributions to partner	(509.7)	(242.6)	(235.8)
Distributions to non-controlling partner	(40.2)	(37.1)	(25.0)
Taxes paid for unit-based compensation vesting	(8.4)	(15.6)	(11.0)
Net cash provided by (used in) financing activities	(1,006.0)	(146.3)	528.5

Net change in cash and restricted cash	(0.8)	(11.7)	8.9
Cash and restricted cash at beginning of period	13.7	25.4	16.5
Cash and restricted cash at end of period	$12.9	$13.7	$25.4

Supplemental disclosure of cash flow information
Cash paid for interest	$125.9	$129.8	$123.7
Cash paid for income taxes	$0.5	$0.5	$0.6

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(5.8)	$40.0	$(27.7)

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

Organization

Crestwood Equity Partners LP. CEQP is a publicly-traded (NYSE: CEQP) Delaware limited partnership formed in March 2001. Crestwood Equity GP LLC (Crestwood Equity GP), our wholly-owned subsidiary, owns our non-economic general partnership interest. Prior to the Crestwood Holdings Transactions described below, Crestwood Equity was indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which was substantially owned and controlled by First Reserve Management, L.P. (First Reserve).
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

See Note 16 for information regarding our operating and reporting segments.

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

Accounts Receivable

On January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides revised guidance on evaluating accounts and notes receivable and other financial instruments for impairment. We record accounts receivable when products or services are delivered and it is probable that payment will be received for those products or services, and we do not record any interest or penalties on accounts receivable that are past due under the terms of the related arrangement or invoice until those amounts are received. Topic 326 requires companies to evaluate their financial instruments for impairment by recording an allowance for doubtful accounts and/or bad debt expense based on certain categories of instruments rather than a specific identification approach. We adopted the provisions of this standard using a method to estimate the allowance for doubtful accounts that considered both the aging of our accounts receivable and the projected loss rate of our receivables. We write off accounts receivable, and the related allowance for doubtful accounts, when it becomes remote that payment for products or services will be received. On January 1, 2020, we recorded a $0.7 million increase to our allowance for doubtful accounts and a $0.7 million decrease to partners’ capital to reflect the cumulative effect of adopting the new standard. In addition, on January 1, 2020, Crestwood Permian Basin Holdings LLC (Crestwood Permian), our 50% equity investment, also adopted the provisions of Topic 326 and we recorded a decrease of approximately $0.2 million to our equity investment and a corresponding decrease to our partners’ capital to reflect our proportionate share of the cumulative effect of accounting change recorded by the equity investment related to the new standard. The adoption of this standard was not material to our other equity investments.

Inventory

Our inventory, which is stated at the lower of cost or net realizable value and cost is computed predominantly using the average cost method, consisted of the following (in millions):

	December 31,
	2021	2020
NGLs, crude oil and natural gas	$155.6	$88.0
Spare parts	0.9	1.1
Total inventory	$156.5	$89.1

Property, Plant and Equipment

Property, plant and equipment is recorded at is original cost of construction or, upon acquisition, at the fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize major units of property replacements or improvement and expense minor items. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

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

During 2021, we recorded $40.1 million of impairments of our property, plant and equipment to reflect our gathering and processing south segment’s compressor stations in our western Marcellus operations at fair value based on the actual or anticipated dismantlement and redeployment of those assets to other areas. At December 31, 2021, our estimates of fair value considered a number of factors, including the potential value we would receive if we sold the asset and projected cash flows discounted at a 12% discount rate, which are Level 3 fair value measurements. During 2020 and 2019, we recorded $3.1 million and $4.3 million of impairments of our property, plant and equipment primarily related to the removal and retirement of certain water gathering facilities in response to several produced water releases on our Arrow system over the past few years, which is further discussed in Note 10. During 2020, we sold our Fayetteville assets and recorded a loss on long-lived assets of approximately $19.9 million (see Note 3 for a further discussion of the assets sale).

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

We did not record any impairments of our intangible assets during the years ended December 31, 2021, 2020 or 2019.

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. During 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the Organization of the Petroleum Exporting Countries, Russia, the United States and other oil-producing countries relating to the oversupply of oil. Based on these events, we determined that the forecasted cash flows, and therefore the fair value, of our Powder River Basin reporting unit significantly decreased during 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit during that period. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired, and accordingly we recorded an $80.3 million impairment of the goodwill attributed to that reporting unit during the year ended December 31, 2020.

The following table summarizes the goodwill of our reporting units (in millions). We did not record any impairments of the goodwill associated with our Arrow or NGL Marketing and Logistics reporting units during the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, our accumulated goodwill impairments at CEQP and CMLP were approximately $1,736.8 million and $1,479.6 million, respectively.

	Goodwill at January 1, 2020	Impairment during the Year Ended December 31, 2020	Goodwill at December 31, 2020	Goodwill at December 31, 2021
Gathering and Processing North
Arrow	$45.9	$—	$45.9	$45.9
Powder River Basin	80.3	(80.3)	—	—
Storage and Logistics
NGL Marketing and Logistics	92.7	—	92.7	92.7
Total	$218.9	$(80.3)	$138.6	$138.6

Leases

We enter into leases with third parties for the right to utilize certain office buildings, crude oil railroad cars, vehicles and other operating facilities and equipment. For contracts that extend for a period greater than 12 months, we recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet based on the present value of each lease, which is based on the future minimum lease payments and is determined by discounting these payments using our incremental borrowing rate. We recognize operating lease expense on our consolidated statements of operations as either costs of product/services sold, operations and maintenance expenses or general and administrative expenses on a straight-line basis over the lease term. We do not have any material leases where we are considered to be the lessor. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any material revenue contracts that are considered leases.

Investments in Unconsolidated Affiliates

Equity method investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Differences in the basis of investments and the separate net asset values of the investees, if any, are amortized into net income or loss over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in an unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values. We did not record impairments of our equity method investments during the years ended December 31, 2021, 2020 and 2019. See Note 6 for a discussion of the impairments recorded by our Stagecoach Gas equity method investment related to the sale of its assets, including our proportionate share of the losses which we recorded as a reduction to our earnings from unconsolidated affiliates during the year ended December 31, 2021.

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

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average remaining life of six years. Our net deferred financing costs are reflected as a reduction of long-term debt on our consolidated balance sheets.

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

Revenue Recognition

We provide gathering, processing, compression, storage, fractionation, and transportation (consisting of pipelines, truck and rail terminals, truck/trailer units and rail cars) services and we sell commodities (including crude oil, natural gas and NGLs) under various contracts, which are described below.

•Fixed-fee contracts. Under these contracts, we do not take title to the underlying crude oil, natural gas, NGLs and water but charge our customers a fixed-fee for the services we provide, which can be a firm reservation charge and/or a charge per volume gathered, processed, compressed, stored, loaded and/or transported (which, in certain contracts, can be subject to a minimum level of volumes).
•Percentage-of-proceeds service contracts. Under these contracts, we take title to crude oil, natural gas or NGLs after the commodity leaves our gathering and processing facilities. We often market and sell those commodities to third parties after they leave our facilities and we will remit a portion of the sales proceeds to our producers.
•Percentage-of-proceeds product contracts. Under these contracts, we take title to crude oil, natural gas or NGLs before the commodity enters our facilities. We market and sell those commodities to third parties and we will remit a portion of the sales proceeds to our producers.
•Purchase and sale contracts. Under these contracts, we purchase crude oil, natural gas or NGLs before the commodity enters our facilities, and we market and sell those commodities to third parties.

We recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Our fixed-fee contracts and our percentage-of-proceeds service contracts primarily have a single performance obligation to deliver a series of distinct goods or services that are substantially the same and have the same pattern of transfer to our customers. For performance obligations associated with these contracts, we recognize revenues over time utilizing the output method based on the actual volumes of products delivered/sold or services performed, because the single performance obligation is satisfied over time using the same performance measure of progress toward satisfaction of the performance obligation. The transaction price under certain of our fixed-fee contracts and percentage-of-proceeds service contracts includes variable consideration that varies primarily based on actual volumes that are delivered under the contracts. Because the variable consideration specifically relates to our efforts to transfer the services and/or products under the contracts, we allocate the variable consideration entirely to the distinct service, and accordingly recognize the variable consideration as revenues at the time the good or service is transferred to the customer.

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration during the year ended December 31, 2021.

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

Under certain contracts, we are entitled to receive payments in advance of satisfying our performance obligations under the contracts. We recognize a liability for these payments in excess of revenue recognized and present it as deferred revenue or contract liabilities on our consolidated balance sheets. Our deferred revenue primarily relates to:

•Capital Reimbursements. Certain of our contracts require that our customers reimburse us for capital expenditures related to the construction of long-lived assets utilized to provide services to them under the respective revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract.

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

Note 3 – Acquisitions and Divestiture

Acquisitions

NGL Asset Acquisition

In April 2020, we acquired several NGL storage and rail-to-truck terminals from Plains All American Pipeline, L.P. for approximately $162 million (NGL Asset Acquisition). The acquired assets include 7 MMBbls of NGL storage and seven terminals, and resulted in an increase of approximately $110 million to our property, plant and equipment, $50 million to our intangible assets and $2 million to our other assets and liabilities, net. The identifiable intangible assets primarily consist of customer accounts with a weighted-average remaining life of 20 years on the date of acquisition. We allocated the purchase price to these assets and liabilities based on their fair values, which are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm utilizing market-related information about the property, plant and equipment and customer relationships acquired. These assets are included in our storage and logistics segment. The transaction costs related to this acquisition were not material during the year ended December 31, 2020.

Jackalope Acquisition

On April 9, 2019, Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, acquired Williams Partners LP’s (Williams) 50% equity interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) for approximately $484.6 million (Jackalope Acquisition). The acquisition was funded through a combination of borrowings under the CMLP credit facility and the issuance of $235 million of new preferred units to CN Jackalope Holdings LLC (Jackalope Holdings) (see Note 12 for a further discussion of the issuance of the new preferred units). Prior to the Jackalope Acquisition, Crestwood Niobrara owned a 50% equity interest in Jackalope, which we accounted for under the equity method of accounting. As a result of this transaction, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. The financial results of Jackalope are included in our gathering and processing north segment. Transaction costs related to the Jackalope Acquisition were approximately $2.8 million during the year ended December 31, 2019. These costs are included in operations and maintenance expenses in our consolidated statements of operations.

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

Our consolidated statements of operations include the results of Jackalope in our gathering and processing north segment since April 9, 2019, the closing date of the acquisition. During the year ended December 31, 2019, we recognized approximately $70.1 million of revenues and $20.9 million of net income related to Jackalope’s operations.

The tables below present selected unaudited pro forma information as if the Jackalope Acquisition had occurred on January 1, 2019 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the transaction had been completed as of the date indicated. The amounts were calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the reporting period. The pro forma net income also includes the effects of interest expense on incremental borrowings and recognition of deferred revenue.

Crestwood Equity

Year Ended December 31, 2019
Revenues	$3,202.6
Net income	$313.5

Crestwood Midstream

Year Ended December 31, 2019
Revenues	$3,202.6
Net income	$304.2

Divestiture

On October 1, 2020, we sold our gathering systems in the Fayetteville Shale to a third party for approximately $23 million, and during the year ended December 31, 2020, we recognized a loss on the sale of approximately $19.9 million, which is included in loss on long-lived assets, net on our consolidated statement of operations. The sale of our Fayetteville assets resulted in a decrease of approximately $44.4 million of property, plant and equipment, net and a decrease of approximately $1.4 million in our asset retirement obligation liabilities. Our Fayetteville assets were previously included in our gathering and processing south segment and consisted of five natural gas gathering systems and related compression, dehydration and treating facilities located in Arkansas.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2021	2020	2021	2020
Gathering systems and pipelines and related assets	$1,052.5	$1,035.2	$1,195.2	$1,178.0
Facilities and equipment	2,200.6	2,193.5	2,385.8	2,378.6
Buildings, land, rights-of-way, storage rights and easements	391.8	389.0	395.5	392.7
Vehicles	17.0	13.9	14.5	12.1
Construction in process	64.7	83.6	64.7	83.6
Finance leases	12.3	13.3	12.3	13.3
Office furniture and fixtures	32.6	31.1	32.8	31.3
	3,771.5	3,759.6	4,100.8	4,089.6
Less: accumulated depreciation	992.1	842.5	1,193.0	1,028.3
Total property, plant and equipment, net	$2,779.4	$2,917.1	$2,907.8	$3,061.3

Depreciation. CEQP’s depreciation expense totaled $180.9 million, $174.8 million and $139.5 million for the years ended December 31, 2021, 2020 and 2019. CMLP’s depreciation expense totaled $195.1 million, $188.9 million and $153.5 million for the years ended December 31, 2021, 2020 and 2019.

Capitalized Interest. During the years ended December 31, 2021, 2020 and 2019, we capitalized interest of $0.4 million, $2.7 million and $14.4 million related to certain expansion projects.

Intangible Assets
Our intangible assets consisted of the following (in millions):

	December 31,
	2021	2020
Customer accounts(1)	$488.7	$488.7
Revenue contracts	631.2	631.2
Trademarks	6.2	6.2
	1,126.1	1,126.1
Less: accumulated amortization	393.2	331.8
Total intangible assets, net	$732.9	$794.3
(1)This amount includes $49.8 million related to customer accounts acquired in conjunction with the NGL Asset Acquisition which is further discussed in Note 3.

The following table summarizes total accumulated amortization of our intangible assets (in millions):

	December 31,
	2021	2020
Customer accounts	$183.2	$158.5
Revenue contracts	204.6	168.6
Trademarks	5.4	4.7
Total accumulated amortization	$393.2	$331.8

Amortization expense related to our intangible assets for the years ended December 31, 2021, 2020 and 2019, was approximately $61.4 million, $60.7 million and $54.6 million.

Estimated amortization of our intangible assets for the next five years is as follows (in millions):

Year Ending December 31,
2022	$61.4
2023	$57.6
2024	$54.2
2025	$51.5
2026	$51.3

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	December 31,
	2021	2020
CMLP
Accrued expenses	$66.3	$45.4
Accrued property taxes	4.4	8.4
Income tax payable	0.4	0.2
Interest payable	30.6	24.9
Accrued additions to property, plant and equipment	17.4	12.3
Operating leases	13.2	14.7
Finance leases	1.7	2.9
Contract liabilities	10.7	10.3
Asset retirement obligations	1.4	1.0
Total CMLP accrued expenses and other liabilities	$146.1	$120.1
CEQP
Accrued expenses	0.9	1.9
Income tax payable	0.1	—
Total CEQP accrued expenses and other liabilities	$147.1	$122.0

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2021	2020
CMLP
Contract liabilities	$187.1	$172.2
Operating leases	19.4	28.5
Asset retirement obligations	34.8	34.1
Other	12.8	17.0
Total CMLP other long-term liabilities	$254.1	$251.8
CEQP
Other	4.6	1.5
Total CEQP other long-term liabilities	$258.7	$253.3

Note 5 - Asset Retirement Obligations

We have legal obligations associated with our facilities and right-of-way contracts we hold. Where we can reasonably estimate the ARO, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations. We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2021 and 2020.

The following table presents the changes in our net asset retirement obligations (in millions):

	December 31,
	2021	2020
Net asset retirement obligations at January 1	$35.1	$34.8
Liabilities acquired(1)	—	0.3
Liabilities incurred	—	0.3
Liabilities settled	(0.4)	(0.8)
Accretion expense	1.9	1.9
Other(2)	(0.4)	(1.4)
Net asset retirement obligations at December 31(3)	$36.2	$35.1

(1)Primarily relates to the NGL Asset Acquisition in 2020. See Note 3 for a further discussion of these acquisitions.
(2)Relates to obligations associated with the abandonment and dismantlement of our Marcellus West Union compressor assets in 2021 as further discussed in Note 2 and the obligations included in the sale of our Fayetteville assets in 2020 as further discussed in Note 3.
(3)Includes $1.4 million and $1.0 million of current ARO liabilities at December 31, 2021 and 2020.

Note 6 - Investments in Unconsolidated Affiliates

Stagecoach Gas Divestiture

In July 2021, Stagecoach Gas Services LLC (Stagecoach Gas) sold certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan, Inc. (Kinder Morgan) for approximately $1.195 billion plus certain purchase price adjustments (Initial Closing) pursuant to a purchase and sale agreement dated as of May 31, 2021 between our wholly-owned subsidiary, Crestwood Pipeline and Storage Northeast LLC (Crestwood Northeast), Con Edison Gas Pipeline and Storage Northeast, LLC (CEGP), a wholly-owned subsidiary of Consolidated Edison, Inc., Stagecoach Gas and Kinder Morgan. Following the Initial Closing, in November 2021 Crestwood Northeast and CEGP sold each of their equity interests in Stagecoach Gas and its wholly-owned subsidiary, Twin Tier Pipeline LLC, (Second Closing) to Kinder Morgan. We received cash proceeds of approximately $15.4 million related to the Second Closing.

In conjunction with the Initial Closing and Second Closing, we recorded a $155.6 million reduction in our equity earnings from unconsolidated affiliates during the year ended December 31, 2021 related to losses recorded by us and our Stagecoach equity investment associated with the sale, which also eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas. In addition, our earnings from unconsolidated affiliates during the year ended December 31, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.1 million related to the Initial Closing and Second Closing, which were paid by us during 2021 on behalf of Stagecoach Gas.

Net Investments and Earnings (Loss)

We account for each of our investments in unconsolidated affiliates under the equity method of accounting. Our Tres Palacios Holdings LLC (Tres Holdings), Powder River Basin Industrial Complex, LLC (PRBIC) and Stagecoach Gas (prior to its divestiture) equity investments are included in our storage and logistics segment. Our Crestwood Permian equity investment is included in our gathering and processing south segment.

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage	Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,	December 31,		Year Ended December 31,
	2021	2021	2020	2021	2020	2019
Stagecoach Gas Services LLC	—%	$—	$792.5	$(139.2)	$37.8	$34.2
Tres Palacios Holdings LLC	50.01%	36.2	35.5	9.3	—	0.9
Powder River Basin Industrial Complex, LLC	50.01%	3.5	3.6	(0.1)	(4.3)	(0.2)
Crestwood Permian Basin Holdings LLC	50.00%	116.1	112.1	9.6	(1.0)	(5.8)
Jackalope Gas Gathering Services, L.L.C.(1)	—%	—	—	—	—	3.7
Total		$155.8	$943.7	$(120.4)	$32.5	$32.8

(1)On April 9, 2019, Crestwood Niobrara acquired Williams’s 50% equity interest in Jackalope and, as a result, Crestwood Niobrara controls and owns 100% of the equity interests in Jackalope. Our Jackalope equity investment was previously included in our gathering and processing north segment. See Note 3 for a further discussion of this acquisition.

Summarized Financial Information of Unconsolidated Affiliates

Below is summarized financial information for our significant unconsolidated affiliates (in millions; amounts represent 100% of unconsolidated affiliate information):

Financial Position Data

	December 31,
	2021					2020
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Members’ Equity
Stagecoach Gas(1)	$—	$—	$—	$—	$—	$47.4	$1,645.5	$3.9	$1.4	$1,687.6
Other(2)	46.5	679.2	58.6	236.5	430.6	23.5	661.9	33.6	233.7	418.1
Total	$46.5	$679.2	$58.6	$236.5	$430.6	$70.9	$2,307.4	$37.5	$235.1	$2,105.7

(1)As discussed above, in November 2021, we sold our equity interest in our Stagecoach Gas equity investment.
(2)Includes our Tres Holdings, PRBIC and Crestwood Permian equity investments. As of December 31, 2021, our equity in the underlying net assets of Tres Holdings exceeded our investment balance by approximately $21.4 million. As of December 31, 2021, our equity in the underlying net assets of PRBIC approximates our investment balance. During the year ended December 31, 2020, we recorded our share of a long-lived asset impairment recorded by our PRBIC equity investment, which eliminated our $5.5 million historical basis difference between our investment and the equity in the underlying net assets of PRBIC. As of December 31, 2021, our equity in the underlying net assets of Crestwood Permian exceeded our investment balance by approximately $8.2 million, and this excess amount is not subject to amortization.

Operating Results Data

	Year Ended December 31,
	2021			2020			2019
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
Stagecoach Gas(1)	$81.9	$456.7	$(374.6)	$154.3	$78.8	$75.5	$163.8	$83.6	$80.6
Other(2)	335.6	300.8	35.0	121.3	146.1	(24.6)	119.9	125.9	(6.0)
Total	$417.5	$757.5	$(339.6)	$275.6	$224.9	$50.9	$283.7	$209.5	$74.6

(1)As discussed above, in November 2021, we sold our equity interest in our Stagecoach Gas equity investment and, as a result, the information for the period ended 2021 is presented through November 24, 2021, the date of the Stagecoach Gas divestiture.
(2)Includes our Tres Holdings, PRBIC, Crestwood Permian and Jackalope (prior to the acquisition of the remaining 50% interest from Williams in April 2019) equity investments. We amortize the excess basis in certain of our equity investments as an increase in our earnings from unconsolidated affiliates. We recorded amortization of the excess basis in our Tres Holdings equity investment of approximately $1.3 million for each of the years ended December 31, 2021, 2020 and 2019, which we amortize over the life of Tres Palacios’s sublease agreement. We recorded amortization of the excess basis in our PRBIC equity investment of approximately $0.4 million for the year ended December 31, 2019, which we amortized over the life of PRBIC’s property, plant and equipment. We recorded amortization of the excess basis in our Jackalope equity investment of less than $0.1 million for the year ended December 31, 2019, which we amortized over the life of Jackalope’s gathering and processing agreement with Chesapeake Energy Corporation.

Distributions and Contributions

	Distributions(1)			Contributions(2)
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Stagecoach Gas	$640.9	$59.7	$52.3	$—	$—	$2.1
Tres Holdings	15.5	6.4	6.3	6.9	6.0	6.3
PRBIC	—	0.4	—	—	—	0.2
Crestwood Permian	16.3	11.9	5.0	10.7	3.4	28.3
Jackalope	—	—	11.6	—	—	24.4
Total	$672.7	$78.4	$75.2	$17.6	$9.4	$61.3

(1)In July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan and distributed to us approximately $613.9 million as our proportionate share of the gross proceeds received from the sale. We utilized approximately $3 million of these proceeds to pay transaction costs related to the sale described above, $40 million of these proceeds to pay our remaining contingent consideration obligation and related accrued interest described below, and the remaining proceeds to repay a portion of the amounts outstanding under the Crestwood Midstream credit facility. In January 2022, we received cash distributions from Crestwood Permian of approximately $8.5 million.
(2)In January 2022, we made cash contributions of approximately $6.0 million and $8.5 million to our Tres Holdings and Crestwood Permian equity investments, respectively.

Other

Contingent Consideration. Pursuant to the Stagecoach Gas limited liability company agreement, we were required to make payments to CEGP because certain performance targets on growth capital projects were not achieved by December 31, 2020. During the year ended December 31, 2021, we fully satisfied this obligation by paying $57 million plus accrued interest of $2.1 million to CEGP.

Note 7 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 2 and Note 8.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact our consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives during the years ended December 31, 2021, 2020 and 2019 (in millions):

	December 31,
	2021	2020	2019
Product revenues	$486.7	$214.3	$252.3
Gain (loss) reflected in product costs	$(44.5)	$(20.7)	$19.5

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	December 31, 2021		December 31, 2020
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	71.6	75.8	72.7	76.5
Natural gas (Bcf)	31.9	43.4	22.6	28.6

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

The following table presents the fair value of our commodity derivative instruments with credit-risk-related contingent features and their associated collateral (in millions):

	December 31,
	2021	2020
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$57.9	$38.5
Broker-related net derivative asset position	$104.8	$35.9
Broker-related cash collateral received	$76.8	$18.3
Cash collateral received, net	$11.4	$12.4
(1) At December 31, 2021 and 2020, we posted $1.5 million and less than $0.1 million of collateral associated with these derivatives.

Note 8 – Fair Value Measurements

The accounting standard for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and US government treasury securities.

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

Financial Assets and Liabilities

As of December 31, 2021 and 2020, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2021 and 2020 (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$33.3	$695.6	$—	$728.9	$(607.4)	$(79.4)	$42.1
Other investments(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$35.5	$695.6	$—	$731.1	$(607.4)	$(79.4)	$44.3

Liabilities
Liabilities from price risk management	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6
Total liabilities at fair value	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$20.2	$480.5	$—	$500.7	$(455.0)	$(18.5)	$27.2
Other investments(2)	2.1	—	—	2.1	—	—	2.1
Total assets at fair value	$22.3	$480.5	$—	$502.8	$(455.0)	$(18.5)	$29.3

Liabilities
Liabilities from price risk management	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3
Total liabilities at fair value	$25.1	$494.0	$—	$519.1	$(455.0)	$12.2	$76.3

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2021 and 2020, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of December 31, 2021 and 2020, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Notes	$—	$—	$683.8	$691.5
2025 Senior Notes	$496.5	$511.9	$495.5	$509.9
2027 Senior Notes	$594.2	$615.0	$593.2	$594.1
2029 Senior Notes	$690.8	$727.3	$—	$—

Note 9 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2021	2020
Credit Facility	$282.0	$719.0
2023 Senior Notes	—	687.2
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
2029 Senior Notes	700.0	—
Other(1)	0.2	0.4
Less: deferred financing costs, net	29.9	22.6
Total debt	2,052.3	2,484.0
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,052.1	$2,483.8
(1)Represents non-interest bearing obligations related to certain companies acquired in 2014 with payments due through 2022.

Credit Facility

In December 2021, Crestwood Midstream entered into a Third Amended and Restated Credit Agreement (the CMLP Credit Agreement). The CMLP Credit Agreement provides for a five-year $1.5 billion revolving credit facility (the CMLP Credit Facility), which matures in December 2026 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Agreement increased from $1.25 billion to $1.5 billion upon the closing of the merger with Oasis Midstream Partners LP (Oasis Midstream) on February 1, 2022, which is further discussed in Note 20. The credit agreement allows Crestwood Midstream to increase its available borrowings under the facility by $350 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement. The CMLP Credit Facility also includes a sub-limit of up to $25 million for same-day swing line advances and a sub-limit up to $350 million for letters of credit. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara, PRBIC and Tres Holdings and their respective subsidiaries. Crestwood Equity also guarantees Crestwood Midstream’s payment obligations under its $1.5 billion credit agreement. We recognized a loss on extinguishment of debt of approximately $0.8 million for the year ended December 31, 2021 in conjunction with amending and restating the CMLP Credit Agreement.

Prior to amending and restating its credit agreement in December 2021, Crestwood Midstream had a five-year $1.25 billion senior secured revolving credit facility, which would have expired in October 2023 (2023 Credit Facility). Contemporaneous with the Crestwood Holdings Transactions in March 2021, Crestwood Midstream amended the 2023 Credit Facility in order to, among other things, permit the borrowings under the 2023 Credit Facility to fund the Crestwood Holdings Transactions and revise the definition of Change in Control in the credit agreement as it relates to the control of CEQP’s general partner.

The CMLP Credit Agreement contains various covenants and restrictive provisions that limit our ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; (vi) transfer or dispose of assets; and (vii) incur a change in control at either Crestwood Equity or Crestwood Midstream.

Borrowings under the CMLP Credit Facility (other than the swing line loans) bear interest at either:

•the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank’s prime rate; or (iii) the Adjusted Term SOFR (as defined in the credit agreement) for a one-month tenor plus 1% per annum; plus a margin varying from 0.50% to 1.50% depending on Crestwood Midstream’s most recent consolidated total leverage ratio; or

•Adjusted Term SOFR plus a margin varying from 1.50% to 2.50% depending on Crestwood Midstream’s most recent consolidated total leverage ratio.

Swing line loans bear interest at the Alternate Base Rate as described above. The unused portion of the CMLP Credit Facility is subject to a commitment fee ranging from 0.30% to 0.50% according to CMLP’s most recent consolidated total leverage ratio. Interest on the Alternate Base Rate loans is payable quarterly, or if the Adjusted Term SOFR applies, interest is payable at certain intervals selected by Crestwood Midstream.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.50 to 1.0. At December 31, 2021, the net debt to consolidated EBITDA was approximately 3.53 to 1.0, the consolidated EBITDA to consolidated interest expense was approximately 4.93 to 1.0, and the senior secured leverage ratio was 0.48 to 1.0.

At December 31, 2021, Crestwood Midstream had $961.7 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2021 and 2020, Crestwood Midstream’s outstanding standby letters of credit were $6.3 million and $23.9 million. The interest rates on borrowings under the credit facility were between 1.90% and 4.00% at December 31, 2021 and 2.40% and 4.50% at December 31, 2020. The weighted-average interest rates on outstanding borrowings as of December 31, 2021 and 2020 was 1.91% and 2.45%.

If Crestwood Midstream fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the CMLP Credit Facility could be declared immediately due and payable. The CMLP Credit Facility also has cross default provisions that apply to any of its other material indebtedness.

Senior Notes

2023 Senior Notes. The 6.25% Senior Notes due 2023 (the 2023 Senior Notes) were scheduled to mature on April 1, 2023. During the year ended December 31, 2021, we redeemed $687.2 million of principal under the 2023 Senior Notes. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $6.7 million during the year ended December 31, 2021, and paid approximately $8.6 million of accrued interest on the 2023 Senior Notes on the dates they were repurchased. We funded the repayment using a portion of the proceeds from the issuance of the 2029 Senior Notes (described below) and borrowings under the 2023 Credit Facility. During the year ended December 31, 2020, we paid approximately $12.6 million to repurchase and cancel approximately $12.8 million of the 2023 Senior Notes.

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

2029 Senior Notes. In January 2021, Crestwood Midstream issued $700 million of 6.00% unsecured senior notes due 2029 (the 2029 Senior Notes). The 2029 Senior Notes mature on February 1, 2029, and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The net proceeds from this offering of approximately $691.0 million were used to repay a portion of the 2023 Senior Notes and to repay indebtedness under the 2023 Credit Facility.

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

The indentures restrict the ability of Crestwood Midstream and its restricted subsidiaries to, among other things, sell assets; redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; create or incur certain liens; enter into agreements that restrict distributions or other payments to Crestwood Midstream from its restricted subsidiaries; consolidate, merge or transfer all or substantially all of their assets; engage in affiliate transactions; create unrestricted subsidiaries; and incur a change in control at either Crestwood Equity or Crestwood Midstream. These restrictions are subject to a number of exceptions and qualifications, and many of these restrictions will terminate when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services and no default or event of default (each as defined in the respective indentures) under the indentures has occurred and is continuing.

At December 31, 2021, Crestwood Midstream was in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

The CMLP Credit Facility and senior notes are secured by the net assets of its guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $1,232.3 million as of December 31, 2021.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt as of December 31, 2021 for the next five years and in total thereafter are as follows (in millions):

2022	$0.2
2023	—
2024	—
2025	500.0
2026	282.0
Thereafter	1,300.0
Total debt	$2,082.2

Note 10 – Commitments and Contingencies

Legal Proceedings

Oasis Unitholder Lawsuit. On December 17, 2021, Kristen Eckert-Smith (Plaintiff), a common unitholder of Oasis Midstream filed a complaint in the United States District Court for the District of Delaware on behalf of all Oasis common unitholders. This complaint alleges that the merger between Oasis Midstream and Crestwood Equity violates the Securities Exchange Act of 1934. In addition, the Plaintiff filed a lawsuit against Oasis Midstream, its board of directors and Crestwood Equity GP, claiming the Registration Statement filed with the SEC omitted material information with respect to Oasis Midstream’s calculated projections and financial analyses. The Plaintiff is seeking to block the parties from closing the merger and in the alternative, to revise the Registration Statement and award plaintiff the attorney’s and expert’s fees. We are currently evaluating the potential impact of this lawsuit, but currently do not believe it will have a material impact on our financial condition or results of operations.

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. During the year ended December 31, 2021, we paid approximately $19.5 million to Linde related to this matter, and Linde claims remaining unpaid invoices of approximately $36 million, along with other damages. This matter is not an insurable event based on our insurance policies, and we are unable to predict the outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2021 and 2020, we had approximately $16.8 million and $10.4 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

During 2019, we experienced two produced water releases on our Arrow water gathering system located within the Fort Berthold Indian Reservation in North Dakota. In January 2021, we received a Notice of Violation and Opportunity to Confer from the EPA related to the water releases. In March 2021, we executed a Consent Agreement with the EPA and in January 2022, we paid approximately $0.1 million in civil penalties to resolve the matter. We are also substantially complete with all remediation efforts related to the water releases and continue to monitor any remaining impacts. We believe these events are insurable under our policies. We have not recorded an insurance receivable as of December 31, 2021.

At December 31, 2021 and 2020, our accrual of approximately $1.0 million and $1.3 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $1.0 million to $1.9 million at December 31, 2021.

Self-Insurance

We utilize third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Our self-insurance reserves could be affected if future claim developments differ from the historical trends. We believe changes in health care costs, trends in health care claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points. We are liable for the development of claims for our previously disposed of retail propane operations, provided they were reported prior to August 1, 2012. The following table summarizes CEQP’s and CMLP’s self-insurance reserves (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2021	2020	2021	2020
Self-insurance reserves(1)	$5.5	$7.7	$4.7	$6.7

(1)At December 31, 2021, CEQP and CMLP classified approximately $3.5 million and $2.9 million, respectively of these reserves as other long-term liabilities on their consolidated balance sheets.
Purchase Commitments

We periodically enter into agreements with suppliers to purchase fixed quantities of NGLs, distillates, crude oil and natural gas at fixed prices. At December 31, 2021, the total of these firm purchase commitments was $2,760.9 million, of which approximately $2,493.6 million will occur over the next twelve months. We also enter into non-binding agreements with suppliers to purchase quantities of NGLs, distillates, crude oil and natural gas at variable prices at future dates at the then prevailing market prices.

We have entered into certain purchase commitments which totaled approximately $15.6 million at December 31, 2021. These purchase commitments primarily relate to future growth projects and maintenance obligations in our gathering and processing north segment. The purchases associated with our commitments are expected to occur over the next twelve months.

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

Our potential exposure under guarantee and indemnification arrangements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2021, we have no amounts accrued for these guarantees.

Note 11 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets, net	$27.4	$36.8

Accrued expenses and other liabilities	$13.2	$14.7
Other long-term liabilities	19.4	28.5
Total operating lease liabilities	$32.6	$43.2
Finance leases
Property, plant and equipment	$12.3	$13.3
Less: accumulated depreciation	9.2	7.9
Property, plant and equipment, net	$3.1	$5.4

Accrued expenses and other liabilities	$1.7	$2.9
Other long-term liabilities	1.2	1.9
Total finance lease liabilities	$2.9	$4.8

The following table presents the weighted-average remaining lease term and the weighted-average discount rate associated with our operating and finance leases:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases(1)	3.9	4.3
Finance leases(2)	2.6	1.7
Weighted-average discount rate
Operating leases(3)	5.9%	6.2%
Finance leases(3)	5.5%	7.3%

(1)    Remaining terms vary from one year to 18 years as of December 31, 2021.
(2)    Remaining terms vary from one year to five years as of December 31, 2021.
(3)    As of December 31, 2021 and 2020, we utilized discount rates ranging from 1.5% to 8.3% and 2.6% to 12.8%, respectively, to estimate the discounted cash flows used in estimating our right-of-use assets and lease liabilities, which were primarily based on our credit-adjusted collateralized incremental borrowing rate.

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

We recognize operating lease expense and amortize our right-of-use assets for our finance leases on a straight-line basis over the term of the respective leases. We have applied the practical expedient of not separating the lease and non-lease components for our leases where the predominant consideration paid related to the underlying operating and finance lease contracts relate to the lease component. The following table presents the costs and sublease income associated with our operating and finance leases (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating leases
Operating lease expense(1)(2)	$20.0	$27.2	$28.3
Lease income(3)	(3.7)	(1.7)	(1.0)
Total operating lease expense, net	$16.3	$25.5	$27.3
Finance leases
Amortization of right-of-use assets(4)	$3.0	$3.5	$3.6
Interest on lease liabilities(5)	0.3	0.5	0.7
Total finance lease expense	$3.3	$4.0	$4.3

(1)Approximately $13.4 million, $17.6 million and $17.5 million is included in costs of product/services sold, $3.9 million, $6.7 million and $8.0 million is included in operations and maintenance expense and $2.7 million, $2.9 million and $2.8 million is included in general and administrative expense on our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Includes short-term and variable lease costs of approximately $2.2 million, $5.5 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019.
(3)Included in service revenues on our consolidated statements of operations.
(4)Included in depreciation, amortization and accretion expense on our consolidated statements of operations.
(5)Included in interest and debt expense, net on our consolidated statements of operations.

The following table presents supplemental cash flow information for our operating and finance leases (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$19.0	$21.3	$22.9
Operating cash flows from finance leases	$0.3	$0.5	$0.7
Financing cash flows from finance leases	$2.8	$3.1	$3.5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$2.1	$4.2
Finance leases	$1.5	$0.4	$1.8

The following table presents the future minimum lease liabilities for our leases as of December 31, 2021 for the next five years and in total thereafter (in millions):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2022	$14.6	$1.8	$16.4
2023	7.5	0.5	8.0
2024	6.6	0.3	6.9
2025	3.2	0.3	3.5
2026	3.0	0.2	3.2
Thereafter	2.0	—	2.0
Total lease payments	36.9	3.1	40.0
Less: interest	4.3	0.2	4.5
Present value of lease liabilities	$32.6	$2.9	$35.5

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
Common and Subordinated Units

In conjunction with the Crestwood Holdings Transactions discussed in Note 1, in March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings for approximately $268 million. CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the year ended December 31, 2021. The Crestwood Holdings Transactions resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. Transaction costs related to the Crestwood Holdings Transactions of approximately $7.6 million are reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the year ended December 31, 2021.

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

A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2021, 2020 and 2019 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
August 6, 2021	August 13, 2021	$0.625	39.3
November 5, 2021	November 12, 2021	$0.625	39.3
			$164.3
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	$0.625	45.7
August 7, 2020	August 14, 2020	$0.625	45.7
November 6, 2020	November 13, 2020	$0.625	46.0
			$182.7
2019
February 7, 2019	February 14, 2019	$0.60	$43.1
May 8, 2019	May 15, 2019	$0.60	43.1
August 7, 2019	August 14, 2019	$0.60	43.1
November 7, 2019	November 14, 2019	$0.60	43.1
			$172.4

On February 14, 2022, we paid a distribution of $0.625 per limited partner unit to unitholders of record on February 7, 2022 with respect to the fourth quarter of 2021.

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

During each of the years ended December 31, 2021, 2020 and 2019, we paid cash distributions to our preferred unitholders of approximately $60.1 million. On February 14, 2022, we made a cash distribution of approximately $15.0 million to our preferred unitholders with respect to the fourth quarter of 2021.

Crestwood Midstream

In accordance with the partnership agreement, Crestwood Midstream’s general partner may, from time to time, cause Crestwood Midstream to make cash distributions at the sole discretion of the general partner. During the years ended December 31, 2021, 2020 and 2019, Crestwood Midstream paid cash distributions of $509.7 million, $242.6 million and $235.8 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

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

As a result of the modification of the conversion and redemption provisions of the Crestwood Niobrara Preferred Units, we continue to consolidate Crestwood Niobrara and have reflected the preferred interests as a non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets at December 31, 2021 and 2020. We adjust the carrying amount of the non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

The following table shows the change in the interest of our non-controlling partner in subsidiary at December 31, 2021, 2020 and 2019 (in millions):

Balance at December 31, 2018	$—
Reclassification of Series A-2 Preferred Units	178.8
Issuance of Series A-3 Preferred Units	235.0
Distributions to non-controlling partner	(18.4)
Net income attributable to non-controlling partner	30.8
Balance at December 31, 2019	426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(37.1)
Net income attributable to non-controlling partner	40.8
Balance at December 31, 2020	432.7
Contributions from non-controlling partner	1.0
Distributions to non-controlling partner	(40.2)
Net income attributable to non-controlling partner	41.1
Balance at December 31, 2021	$434.6

Crestwood Niobrara is required to make quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. During the years ended December 31, 2021, 2020 and 2019, Crestwood Niobrara paid cash distributions of $40.2 million, $37.1 million and $25.0 million to Jackalope Holdings. In January 2022, Crestwood Niobrara paid a cash distribution of $10.3 million to Jackalope Holdings with respect to the fourth quarter of 2021.

Note 13 - Equity Plans

Long-term incentive awards are granted under the Crestwood LTIP in order to align the economic interests of key employees and directors with those of CEQP’s common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted, phantom and performance units which vest based upon continued service.

As of December 31, 2021 and 2020, we had total unamortized compensation expense of approximately $33.2 million and $29.7 million related to restricted, phantom, and performance units, which will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. We recognized compensation expense of approximately $39.5 million, $35.1 million and $45.1 million under the Crestwood LTIP during the years ended December 31, 2021, 2020 and 2019, which is included in general and administrative expenses on our consolidated statements of operations. During the years ended December 31, 2021 and 2020, compensation expense includes approximately $4.4 million and $1.4 million related to equity awards under the Crestwood LTIP that was included in accrued expenses and other liabilities on our consolidated balance sheets. As of February 18, 2022, we had 2,530,862 units available for issuance under the Crestwood LTIP.

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

The following table summarizes information regarding restricted, phantom and performance unit activity during the years ended December 31, 2021, 2020 and 2019.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2019	2,187,970	$24.78
Granted - restricted units	988,096	$31.48
Granted - phantom units	7,164	$29.03
Granted - performance units	238,263	$34.21
Vested - restricted units	(985,751)	$23.39
Vested - performance units	(32,246)	$34.21
Forfeited - restricted units	(47,547)	$27.85
Unvested - December 31, 2019	2,355,949	$28.94
Granted - restricted units	1,569,451	$25.42
Granted - phantom units	17,726	$28.48
Granted - performance units	715,674	$28.46
Vested - restricted units	(906,275)	$28.75
Vested - phantom units	(2,118)	$26.63
Vested - performance units	(846,306)	$29.85
Forfeited - restricted units	(149,001)	$28.24
Forfeited - phantom units	(14,157)	$27.91
Forfeited - performance units	(17,087)	$27.35
Unvested - December 31, 2020	2,723,856	$26.62
Granted - restricted units	1,399,781	$20.51
Granted - phantom units	5,795	$18.88
Granted - performance units	71,286	$25.60
Vested - restricted units	(1,148,928)	$27.65
Vested - phantom units	(2,117)	$26.63
Forfeited - restricted units	(48,565)	$21.67
Unvested - December 31, 2021	3,001,108	$23.42

Under the Crestwood LTIP, participants who have been granted restricted units and/or performance units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2021, 2020, and 2019, we withheld 423,330, 581,608 and 336,548 common units to satisfy employee tax withholding obligations for the restricted and performance units.

Employee Unit Purchase Plan

In August 2018, the board of directors of our general partner approved an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. Under the plan, we anticipate purchasing our common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, we may match up to 10% of participating employees’ payroll deductions to purchase additional Crestwood common units for participating employees. The board of directors of our general partner authorized 1,500,000 common units (subject to adjustment as provided in the employee unit purchase plan) to be available for purchase. During the years ended December 31, 2021, 2020 and 2019, 9,932, 29,784 and 6,341 common units were purchased under the plan.

Note 14 - Earnings Per Limited Partner Unit

Prior to the Crestwood Holdings transactions, we calculated basic net income per limited partner unit using the two-class method. Our income (loss) was allocated to our common units and other participating securities (i.e., subordinated units) based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in income (loss) or excess distributions over income (loss). The dilutive effect of the unit-based compensation performance units is calculated using the treasury stock method which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units. The dilutive effect of the preferred units and Crestwood Niobrara preferred units are calculated using the if-converted method which assumes units are converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Preferred units(1)	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	4.2	5.7	—
Unit-based compensation performance units(2)	0.2	0.1	—
Subordinated units(3)	0.1	0.4	—

(1)See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.
(2)For a description of our unit-based compensation performance units, see Note 13.
(3)In conjunction with the Crestwood Holdings Transactions, in March 2021, CEQP retired the subordinated units. For additional information regarding the retirement of the subordinated units, see Note 12.

The following table shows net income (loss) and weighted-average limited partner units used in computing basic and diluted net income (loss) per limited partner unit for the years ended December 31, 2021, 2020 and 2019 (in millions, except per unit data):

	Year Ended December 31,
	2021	2020	2019
Common unitholders’ interest in net income (loss)	$(138.6)	$(116.2)	$223.6
Dilutive effect of net income attributable to subordinated units	—	—	1.4
Diluted net income (loss)	$(138.6)	$(116.2)	$225.0

Weighted-average limited partners’ units outstanding - basic	65.6	73.2	71.8
Dilutive effect of Crestwood Niobrara preferred units	—	—	4.3
Dilutive effect of stock-based compensation performance units	—	—	0.4
Dilutive effect of subordinated units	—	—	0.4
Weighted-average limited partners’ units outstanding - diluted	65.6	73.2	76.9

Net income (loss) per limited partner unit:
Basic	$(2.11)	$(1.59)	$3.11
Diluted	$(2.11)	$(1.59)	$2.93

Note 15 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions of up to 90% of their salary, subject to statutory limits, which was $19,500 in 2021, $19,500 in 2020 and $19,000 in 2019. We match 100% of participants’ basic contributions up to 6% of eligible compensation. Employees may participate in the plans immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. During the years ended December 31, 2021, 2020 and 2019, aggregate matching contributions made by us were $4.0 million, $4.2 million and $4.7 million.

Note 16 – Segments

In conjunction with the divestiture of our Stagecoach Gas equity method investment as discussed in Note 6 and the definitive merger agreement we entered into with Oasis Midstream as discussed in Note 20, we modified our segments as of December 31, 2021 and, as a result, our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Arrow and Jackalope operations); (ii) gathering and processing south operations (includes our Marcellus and Barnett operations and our Crestwood Permian Basin Holdings LLC equity method investment); and (iii) storage and logistics operations (includes our crude oil, NGL and natural gas storage and logistics operations, and our Tres Holdings and PRBIC equity method investments). Our gathering and processing north and gathering and processing south segments were historically combined into one segment, and our storage and logistics segment was historically separated into a storage and transportation segment and a marketing, supply and logistics segment. The financial results of our operations described above are now reflected in the new respective segments for all periods presented. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments.
Below is a description of our operating and reporting segments.

•Gathering and Processing North. Our gathering and processing north operations provide natural gas, crude oil and produced water gathering, compression, treating, processing and disposal services to producers in the Williston Basin and Powder River Basin.

•Gathering and Processing South. Our gathering and processing south operations provide natural gas gathering, compression, treating and processing and produced water gathering and disposal services to producers in the Marcellus, Barnett and Delaware basins.

•Storage and Logistics. Our storage and logistics operations provide NGL, crude oil and natural gas storage, terminal, marketing and transportation (including rail, truck and pipeline) services to producers, refiners, marketers, utilities and other customers.

We assess the performance of our operating segments based on EBITDA, which is defined as income before income taxes, plus debt-related costs (net interest and debt expense and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense.

Below is a reconciliation of CEQP’s and CMLP’s net income (loss) to EBITDA (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Net income (loss)	$(37.4)	$(15.3)	$319.9	$(44.0)	$(23.4)	$310.6
Add:
Interest and debt expense, net	132.1	133.6	115.4	132.1	133.6	115.4
(Gain) loss on modification/extinguishment of debt	7.5	(0.1)	—	7.5	(0.1)	—
Provision (benefit) for income taxes	0.2	0.4	0.3	0.1	(0.1)	0.3
Depreciation, amortization and accretion	244.2	237.4	195.8	258.4	251.5	209.9
EBITDA	$346.6	$356.0	$631.4	$354.1	$361.5	$636.2

The following tables summarize CEQP’s and CMLP’s reportable segment data for the years ended December 31, 2021, 2020 and 2019 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in Note 2. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $187.4 million, $42.9 million and $42.1 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the years ended December 31, 2021, 2020 and 2019, respectively.

Segment EBITDA Information

	Year Ended December 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$574.7	$105.9	$3,888.4	$—	$4,569.0
Intersegment revenues	459.3	—	(459.3)	—	—
Costs of product/services sold	553.2	0.9	3,289.8	—	3,843.9
Operations and maintenance expense	51.1	22.9	47.0	—	121.0
General and administrative expense	—	—	—	90.2	90.2
Gain (loss) on long-lived assets, net	0.4	(40.6)	0.7	0.1	(39.4)
Earnings (loss) from unconsolidated affiliates, net	—	9.6	(130.0)	—	(120.4)
Crestwood Midstream EBITDA	$430.1	$51.1	$(37.0)	$(90.1)	$354.1
Crestwood Equity
General and administrative expense	—	—	—	7.4	7.4
Loss on long-lived assets, net	—	—	—	(0.2)	(0.2)
Other income	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$430.1	$51.1	$(37.0)	$(97.6)	$346.6

	Year Ended December 31, 2020
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$510.4	$121.0	$1,622.9	$—	$2,254.3
Intersegment revenues	160.5	(0.7)	(159.8)	—	—
Costs of product/services sold	261.0	0.5	1,339.0	—	1,600.5
Operations and maintenance expense	55.7	29.2	46.9	—	131.8
General and administrative expense	—	—	—	86.7	86.7
Gain (loss) on long-lived assets, net	(3.8)	(20.0)	(2.4)	0.2	(26.0)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net	—	(1.0)	33.5	—	32.5
Crestwood Midstream EBITDA	$270.1	$69.6	$108.3	$(86.5)	$361.5
Crestwood Equity
General and administrative expense	—	—	—	4.8	4.8
Other expense	—	—	—	(0.7)	(0.7)
Crestwood Equity EBITDA	$270.1	$69.6	$108.3	$(92.0)	$356.0

	Year Ended December 31, 2019
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$686.9	$148.9	$2,346.1	$—	$3,181.9
Intersegment revenues	174.9	0.1	(175.0)	—	—
Costs of product/services sold	524.0	2.1	2,018.8	—	2,544.9
Operations and maintenance expense	60.8	37.9	40.1	—	138.8
General and administrative expense	—	—	—	98.2	98.2
Gain (loss) on long-lived assets, net	(4.2)	(2.0)	(0.2)	0.2	(6.2)
Gain on acquisition	209.4	—	—	—	209.4
Earnings (loss) from unconsolidated affiliates, net	3.7	(5.8)	34.9	—	32.8
Other income, net	—	—	—	0.2	0.2
Crestwood Midstream EBITDA	$485.9	$101.2	$146.9	$(97.8)	$636.2
Crestwood Equity
General and administrative expense	—	—	—	5.2	5.2
Other income	—	—	—	0.4	0.4
Crestwood Equity EBITDA	$485.9	$101.2	$146.9	$(102.6)	$631.4

Other Segment Information

	CEQP		CMLP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Total Assets
Gathering and Processing North	$2,408.0	$2,480.4	$2,408.0	$2,480.4
Gathering and Processing South	886.5	984.2	1,017.4	1,129.3
Storage and Logistics	1,125.1	1,749.6	1,125.1	1,749.6
Corporate	26.1	29.5	20.7	26.2
Total assets	$4,445.7	$5,243.7	$4,571.2	$5,385.5

	Year Ended December 31,
	2021	2020	2019
Purchases of property, plant and equipment
Crestwood Midstream
Gathering and Processing North	$66.1	$156.5	$434.4
Gathering and Processing South	7.9	3.2	13.3
Storage and Logistics	6.6	7.5	5.9
Corporate	0.7	1.1	1.9
Total Crestwood Midstream purchases of property, plant and equipment	$81.3	$168.3	$455.5
Crestwood Equity
Corporate	1.9	—	—
Total Crestwood Equity purchases of property, plant and equipment	$83.2	$168.3	$455.5

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2021 and 2020 at CEQP or CMLP. For the year ended December 31, 2019, revenues from British Petroleum and its affiliates of approximately

$333.9 million (reflected primarily in our storage and logistics segment) accounted for approximately 10% of our total consolidated revenues at CEQP and CMLP.

Note 17 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Topic 606 totaled $331.0 million and $219.9 million at December 31, 2021 and 2020, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 15 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	December 31,
	2021	2020
Contract assets (non-current)	$1.3	$1.0
Contract liabilities (current)(1)	$10.7	$10.3
Contract liabilities (non-current)(1)	$187.1	$172.2

(1)During the year ended December 31, 2021, we recognized revenues of approximately $14.0 million that were previously included in contract liabilities at December 31, 2020. The remaining change in our contract liabilities during the year ended December 31, 2021 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of December 31, 2021 (in millions):

2022	$72.7
2023	52.6
2024	31.7
2025	0.1
Total	$157.1

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the years ended December 31, 2021, 2020 and 2019 (in millions). In addition, the revenues from contracts with customers are presented in the three operating and reporting segments that are further discussed in Note 16 for all periods presented. We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represent revenues related to our commodity-based derivatives.

	Year Ended December 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$56.3	$83.2	$—	$—	$139.5
Crude oil	73.1	—	—	—	73.1
Water	94.0	—	—	—	94.0
Processing
Natural gas	24.4	5.0	—	—	29.4
Compression
Natural gas	—	17.1	—	—	17.1
Storage
Crude oil	0.3	—	0.5	(0.3)	0.5
NGLs	—	—	11.5	—	11.5
Pipeline
Crude oil	—	—	2.6	—	2.6
NGLs	—	—	0.2	—	0.2
Transportation
Crude oil	2.7	—	—	(0.1)	2.6
NGLs	—	—	17.3	—	17.3
Rail Loading
Crude oil	—	—	4.6	—	4.6
Product Sales
Natural gas	171.4	0.6	326.2	(171.1)	327.1
Crude oil	401.5	—	1,237.7	(82.6)	1,556.6
NGLs	209.4	—	1,796.6	(205.2)	1,800.8
Other	—	—	1.7	—	1.7
Total Topic 606 revenues	1,033.1	105.9	3,398.9	(459.3)	4,078.6
Non-Topic 606 revenues	0.9	—	489.5	—	490.4
Total revenues	$1,034.0	$105.9	$3,888.4	$(459.3)	$4,569.0

	Year Ended December 31, 2020
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$53.4	$87.2	$—	$—	$140.6
Crude oil	95.3	—	—	—	95.3
Water	92.6	—	—	—	92.6
Processing
Natural gas	22.4	9.5	—	—	31.9
Compression
Natural gas	—	23.9	—	—	23.9
Storage
Crude oil	1.1	—	1.9	(0.3)	2.7
NGLs	—	—	13.1	—	13.1
Pipeline
Crude oil	—	—	4.1	—	4.1
NGLs	—	—	0.3	—	0.3
Transportation
Crude oil	6.2	—	1.9	(0.1)	8.0
NGLs	—	—	10.9	—	10.9
Rail Loading
Crude oil	—	—	7.4	—	7.4
Product Sales
Natural gas	53.7	(0.3)	90.9	(52.8)	91.5
Crude oil	292.2	—	660.7	(53.0)	899.9
NGLs	54.0	—	614.2	(53.6)	614.6
Other	—	—	1.5	—	1.5
Total Topic 606 revenues	670.9	120.3	1,406.9	(159.8)	2,038.3
Non-Topic 606 revenues	—	—	216.0	—	216.0
Total revenues	670.9	120.3	1,622.9	(159.8)	2,254.3

	Year Ended December 31, 2019
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$51.2	$112.0	$—	$—	$163.2
Crude oil	75.0	—	—	—	75.0
Water	79.6	—	—	—	79.6
Processing
Natural gas	18.9	10.0	—	—	28.9
NGLs	—	—	—	—	—
Compression
Natural gas	—	24.9	—	—	24.9
Storage
Crude oil	1.9	—	3.5	(0.4)	5.0
NGLs	—	—	6.3	—	6.3
Pipeline
Crude oil	—	—	5.2	—	5.2
Transportation
Crude oil	7.0	—	5.8	(0.1)	12.7
NGLs	—	—	11.7	—	11.7
Water	—	—	0.2	—	0.2
Rail Loading
Crude oil	—	—	11.0	—	11.0
Product Sales
Natural gas	55.6	1.2	72.3	(33.4)	95.7
Crude oil	532.1	—	1,315.6	(121.1)	1,726.6
NGLs	40.5	0.9	659.3	(20.0)	680.7
Other	—	—	1.9	—	1.9
Total Topic 606 revenues	861.8	149.0	2,092.8	(175.0)	2,928.6
Non-Topic 606 revenues	—	—	253.3	—	253.3
Total revenues	$861.8	$149.0	$2,346.1	$(175.0)	$3,181.9

Note 18 - Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Current:
Federal	$(0.4)	$(0.2)	$(0.1)	$—	$0.1	$0.1
State	(0.2)	(0.1)	(0.2)	(0.1)	—	(0.2)
Total current	(0.6)	(0.3)	(0.3)	(0.1)	0.1	(0.1)
Deferred:
Federal	0.3	(0.1)	0.1	—	—	—
State	0.1	—	(0.1)	—	—	(0.2)
Total deferred	0.4	(0.1)	—	—	—	(0.2)
(Provision) benefit for income taxes	$(0.2)	$(0.4)	$(0.3)	$(0.1)	$0.1	$(0.3)

The effective rate differs from the statutory rate for the years ended December 31, 2021, 2020 and 2019, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to the operations of CEQP’s wholly-owned taxable subsidiaries, IPCH Acquisition Corp. and Crestwood Gas Services GP LLC, and the impact of Texas Margin tax on our operations, and reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred income taxes at December 31, 2021 and 2020 are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2021	2020	2021	2020
Total deferred tax asset(1)	$0.2	$0.2	$—	$—
Total deferred tax liability(1)	(2.5)	(2.9)	(0.8)	(0.7)
Net deferred tax liability	$(2.3)	$(2.7)	$(0.8)	$(0.7)
(1)Relates to the basis difference in the stock of a company.

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2021, 2020 and 2019 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Note 19 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects.

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of the Crestwood Holdings Transactions in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. During the years ended December 31, 2021, 2020, 2019 and we paid approximately $0.6 million, $3.5 million, and $9.9 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings.

Below is a discussion of certain of our related party services and agreements.

Shared Services. CMLP shares common management, general and administrative and overhead costs with CEQP, and as such, CMLP allocates a portion of its costs to CEQP. CEQP grants long-term incentive awards under the Crestwood LTIP as discussed in Note 13 and, as such, CEQP allocates certain of its unit-based compensation costs to CMLP. Prior to the Crestwood Holdings Transactions as discussed in Note 1, Crestwood Holdings allocated its unit-based compensation charges to CEQP and CMLP.

Stagecoach Gas Management Agreement. Prior to the sale of our equity interest in Stagecoach Gas as further discussed in Note 6, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations), our wholly-owned subsidiary, provided management and operating services to Stagecoach Gas under a management agreement pursuant to which we operated and maintained Stagecoach Gas’s facilities. Reimbursements received from Stagecoach Gas under this agreement were reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

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

Crestwood Permian Operating Agreement. Crestwood Midstream Operations entered into an operating agreement with Crestwood Permian, pursuant to which we provide operating services for Crestwood Permian’s facilities, as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Crestwood Permian reimburses us for all costs incurred on its behalf. These reimbursements are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

Jackalope Marketing Services Agreement. Prior to the acquisition of the remaining interest in Jackalope as further discussed in Note 3, Crestwood Niobrara provided marketing services to Jackalope as well as certain administrative and other general services identified under a marketing services agreement. Under this marketing services agreement, Jackalope reimbursed us for all costs incurred on its behalf. These reimbursements are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations for the years December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues at CEQP and CMLP(1)	$27.2	$27.8	$2.9
Costs of product/services sold at CEQP and CMLP(2)	$136.8	$21.0	$45.4
Operations and maintenance expenses at CEQP and CMLP charged to our unconsolidated affiliates(3)	$22.2	$21.8	$25.9
General and administrative expenses charged by CEQP to CMLP, net(4)	$35.5	$31.1	$41.4
General and administrative expenses at CEQP charged to (from) Crestwood Holdings, net(5)	$4.8	$6.5	$(0.6)

(1)Includes (i) $26.2 million, $27.8 million and $1.0 million during the years ended December 31, 2021, 2020 and 2019 related to the sale of NGLs to a subsidiary of Crestwood Permian; (ii) $1.0 million during the year ended December 31, 2021 related to a compressor lease with a subsidiary of Crestwood Permian (iii) $1.2 million during the year ended December 31, 2019 related to the sale of natural gas to a subsidiary of Stagecoach Gas: and (iv) $0.7 million during the year ended December 31, 2019 related to the sale of NGLs to our affiliate, Westlake Chemical Corporation.
(2)Includes (i) $110.7 million, $20.0 million and $19.0 million during the years ended December 31, 2021, 2020 and 2019 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (ii) $11.6 million and $0.6 million during the years ended December 31, 2021 and 2020 related to purchases of natural gas from a subsidiary of Tres Holdings; (iii) $14.5 million, $0.4 million and $23.9 million during the years ended December 31, 2021, 2020 and 2019 related to purchases of NGLs from Ascent Resources - Utica, LLC (Ascent); (iv) $0.2 million during the year ended December 31, 2019 related to purchases of NGLs from Blue Racer Midstream, LLC (Blue Racer); and (v) $2.3 million during the year ended December 31, 2019 related to purchases of natural gas from a subsidiary of Stagecoach Gas. Ascent and Blue Racer are affiliates of Crestwood Holdings for the respective periods presented.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements described above. During the year ended December 31, 2021, we charged $3.4 million to Stagecoach Gas, $4.9 million to Tres Holdings, and $13.9 million to Crestwood Permian under these agreements. During the year ended December 31, 2020, we charged $6.6 million to Stagecoach Gas, $4.1 million to Tres Holdings and $11.1 million to Crestwood Permian under these agreements. During the year ended December 31, 2019, we charged $7.5 million to Stagecoach Gas, $4.4 million to Tres Holdings, $13.5 million to Crestwood Permian and $0.5 million to Jackalope under these agreements.
(4)Includes $39.5 million, $35.1 million and $45.1 million of unit-based compensation charges allocated from CEQP to CMLP during the years ended December 31, 2021, 2020 and 2019. In addition, includes $4.0 million, $4.0 million and $3.7 million of CMLP’s general and administrative costs allocated to CEQP during the years ended December 31, 2021, 2020 and 2019.
(5)Includes a $4.6 million and $4.4 million reduction of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the years ended December 31, 2021 and 2020 and $1.9 million of unit-based compensation charges allocated from Crestwood Holdings to CEQP and CMLP during the year ended December 31, 2019. CEQP allocates a portion of its general and administrative costs to Crestwood Holdings and during the years ended December 31, 2021, 2020 and 2019, CEQP allocated $0.2 million, $2.1 million and $1.3 million of its general and administrative costs to Crestwood Holdings.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2021 and 2020 (in millions):

	December 31,
	2021	2020
Accounts receivable at CEQP and CMLP	$8.2	$2.5
Accounts payable at CEQP	$12.0	$7.5
Accounts payable at CMLP	$12.0	$5.0

Note 20 - Subsequent Event

On October 25, 2021, we entered into a merger agreement to acquire Oasis Midstream in an equity and cash transaction (the Merger). Oasis Midstream is a master limited partnership which operates a diversified portfolio of midstream assets in located in the Williston and Delaware Basins and its operations include natural gas services (gathering, compression, processing and gas lift supply) crude oil services (gathering, terminalling and transportation) and water services (gathering and disposal of produced and flowback water and freshwater distribution).

On February 1, 2022, we completed the merger with Oasis Midstream, which was valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) received $150 million in cash plus approximately 21.0 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the approximately 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement Oasis Petroleum received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. .

We will account for the Merger as a business combination using the acquisition method of accounting. We are completing our analysis of the purchase price consideration and estimating the fair value of assets acquired and liabilities assumed in connection with the Merger, which is primarily comprised of property, plant and equipment, intangible assets, goodwill and other long-term debt, however, due to the timing of the Merger, we are unable to provide amounts recognized as of the acquisition date for these major classes of assets and liabilities acquired. During the year ended December 31, 2021, we recognized approximately $2.9 million of transaction costs related to the Merger, which are included in general and administrative expenses in our consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 25, 2022	By	/s/ ROBERT G. PHILLIPS
Robert G. Phillips
Founder, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers of Crestwood Equity GP, LLC, as general partner of Crestwood Equity Partners LP, and Crestwood Midstream GP LLC, as general partner of Crestwood Midstream Partners LP, and the following directors of Crestwood Equity GP LLC in the capacities and on the dates indicated.

Date	Signature and Title
February 25, 2022	/s/ ROBERT G. PHILLIPS Robert G. Phillips, Founder, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

February 25, 2022	/s/ ROBERT T. HALPIN Robert T. Halpin, President and Chief Financial Officer (Principal Financial Officer)

February 25, 2022	/s/ STEVEN M. DOUGHERTY Steven M. Dougherty, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 25, 2022	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

February 25, 2022	/s/ JOHN JACOBI John Jacobi, Director

February 25, 2022	/s/ JANEEN S. JUDAH Janeen S. Judah, Director

February 25, 2022	/s/ JOHN LANCASTER JR. John Lancaster Jr., Director

February 25, 2022	/s/ DAVID LUMPKINS David Lumpkins, Director

February 25, 2022	/s/ ANGELA A. MINAS Angela A. Minas, Director

February 25, 2022	/s/ JOHN J. SHERMAN John J. Sherman, Director

February 25, 2022	/s/ FRANCES M. VALLEJO Frances M. Vallejo, Director

February 25, 2022	/s/ CLAY C. WILLIAMS Clay C. Williams, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$0.2	$0.2
Prepaid expenses and other current assets	0.4	—
Total current assets	0.6	0.2

Property, plant and equipment, net	2.5	0.9
Investments in subsidiaries	1,100.1	1,655.7
Other assets	2.1	2.1
Total assets	$1,105.3	$1,658.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$0.1	$0.1
Accrued expenses	1.0	1.9
Total current liabilities	1.1	2.0

Other long-term liabilities	4.6	1.5

Total partners’ capital	1,099.6	1,655.4
Total liabilities and partners’ capital	$1,105.3	$1,658.9

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues	$—	$—	$—
Expenses	7.7	4.9	5.3
Operating loss	(7.7)	(4.9)	(5.3)
Equity in net income (loss) of subsidiaries	(70.9)	(50.5)	290.0
Other income (expense), net	0.1	(0.7)	0.4
Net income (loss) attributable to Crestwood Equity Partners LP	(78.5)	(56.1)	285.1
Other comprehensive income
Change in fair value of Suburban Propane Partners, L.P. units	—	—	0.3
Comprehensive income (loss) attributable to Crestwood Equity Partners LP	$(78.5)	$(56.1)	$285.4

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities	$(5.5)	$(9.4)	$(3.7)

Cash flows from investing activities	507.8	242.6	235.8

Cash flows from financing activities:
Payments for Crestwood Holdings Transactions	(275.6)	—	—
Distributions paid to partners	(224.4)	(242.8)	(232.5)
Change in intercompany balances	(2.3)	9.6	0.4
Net cash used in financing activities	(502.3)	(233.2)	(232.1)

Net change in cash	—	—	—
Cash at beginning of period	0.2	0.2	0.2
Cash at end of period	$0.2	$0.2	$0.2

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

Note 2. Distributions

During the years ended December 31, 2021, 2020 and 2019, we received cash distributions from Crestwood Midstream Partners LP of approximately $509.7 million, $242.6 million and $235.8 million.

Schedule II

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other additions(1)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2021	$0.9	$0.6	$—	$(0.9)	$0.6
2020	$0.3	$0.5	$0.7	$(0.6)	$0.9
2019	$0.3	$0.1	$—	$(0.1)	$0.3

(1)Amount represents the cumulative effect of adopting the provisions of Topic 326 on January 1, 2020, which is further discussed in Note 2.