Form 10-Q
period 2022-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2022-04-28
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 22, 2022).

Crestwood Equity Partners LP	97,966,187
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$11.9	$13.3
Accounts receivable, less allowance for doubtful accounts of $0.5 million and $0.6 million at March 31, 2022 and December 31, 2021	485.6	378.0
Inventory	94.0	156.5
Assets from price risk management activities	25.5	42.1
Prepaid expenses and other current assets	42.4	14.8
Total current assets	659.4	604.7
Property, plant and equipment	5,047.0	3,771.5
Less: accumulated depreciation	1,046.6	992.1
Property, plant and equipment, net	4,000.4	2,779.4
Intangible assets	1,623.1	1,126.1
Less: accumulated amortization	412.7	393.2
Intangible assets, net	1,210.4	732.9
Goodwill	177.9	138.6
Operating lease right-of-use assets, net	20.3	27.4
Investments in unconsolidated affiliates	164.8	155.8
Other non-current assets	6.9	6.9
Total assets	$6,240.1	$4,445.7
Liabilities and capital
Current liabilities:
Accounts payable	$446.3	$336.5
Accrued expenses and other liabilities	190.3	147.1
Liabilities from price risk management activities	107.6	114.6
Current portion of long-term debt	0.2	0.2
Total current liabilities	744.4	598.4
Long-term debt, less current portion	2,809.9	2,052.1
Other long-term liabilities	283.1	258.7
Deferred income taxes	2.2	2.3
Total liabilities	3,839.6	2,911.5
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.5	434.6
Crestwood Equity Partners LP partners’ capital (97,980,192 and 62,991,511 common units issued and outstanding at March 31, 2022 and December 31, 2021)	1,354.0	487.6
Preferred units (71,257,445 units issued and outstanding at both March 31, 2022 and December 31, 2021)	612.0	612.0
Total partners’ capital	1,966.0	1,099.6
Total liabilities and capital	$6,240.1	$4,445.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product revenues	$1,390.5	$930.6
Product revenues - related party (Note 15)	60.6	4.9
Service revenues	95.6	97.2
Service revenues - related party (Note 15)	37.1	—
Total revenues	1,583.8	1,032.7

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,290.8	767.6
Product costs - related party (Note 15)	68.5	41.1
Service costs	5.1	5.1
Total costs of products/services sold	1,364.4	813.8

Operating expenses and other:
Operations and maintenance	42.4	32.8
General and administrative	43.4	18.7
Depreciation, amortization and accretion	74.8	59.2
Loss on long-lived assets, net	3.8	1.4
	164.4	112.1
Operating income	55.0	106.8
Earnings (loss) from unconsolidated affiliates, net	3.0	(103.7)
Interest and debt expense, net	(36.1)	(36.0)
Loss on modification/extinguishment of debt	—	(5.5)
Other income, net	0.3	—
Income (loss) before income taxes	22.2	(38.4)
Benefit for income taxes	—	0.1
Net income (loss)	22.2	(38.3)
Net income attributable to non-controlling partner	10.2	10.1
Net income (loss) attributable to Crestwood Equity Partners LP	12.0	(48.4)
Net income attributable to preferred units	15.0	15.0
Net loss attributable to partners	$(3.0)	$(63.4)

Net loss per limited partner unit: (Note 12)
Basic and Diluted	$(0.04)	$(0.86)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	86.0	74.1

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)			33.8	930.0	930.0
Unit-based compensation charges	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	$612.0	98.0	$1,354.0	$1,966.0

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2020	71.3	$612.0	73.6	0.4	$1,043.4	$1,655.4
Crestwood Holdings Transactions (Note 11)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 11)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(15.0)	—	—	(46.4)	(61.4)
Unit-based compensation charges	—	—	1.1	—	3.7	3.7
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.1)	(8.1)
Other	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at March 31, 2021	71.3	$612.0	62.8	—	$655.6	$1,267.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income (loss)	$22.2	$(38.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	74.8	59.2
Amortization of debt-related deferred costs and fair value adjustment	0.8	1.7
Unit-based compensation charges	8.6	2.3
Loss on long-lived assets, net	3.8	1.4
Loss on modification/extinguishment of debt	—	5.5
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.4)	103.8
Deferred income taxes	(0.1)	—
Other	(0.1)	0.1
Changes in operating assets and liabilities	112.9	122.8
Net cash provided by operating activities	222.5	258.5
Investing activities
Acquisition, net of cash acquired (Note 3)	(145.1)	—
Purchases of property, plant and equipment	(26.4)	(9.3)
Investments in unconsolidated affiliates	(14.5)	(10.2)
Capital distributions from unconsolidated affiliates	5.9	17.3
Net proceeds from sale of assets	0.4	0.2
Net cash used in investing activities	(179.7)	(2.0)
Financing activities
Proceeds from the issuance of long-term debt	919.1	1,126.3
Payments on long-term debt	(859.1)	(1,018.1)
Payments on finance leases	(0.8)	(0.7)
Payments for deferred financing costs	(1.7)	(11.1)
Payments for Crestwood Holdings Transactions	—	(271.8)
Distributions to partners	(60.9)	(46.4)
Distributions to non-controlling partner	(10.3)	(9.3)
Distributions to preferred unitholders	(15.0)	(15.0)
Taxes paid for unit-based compensation vesting	(14.9)	(8.1)
Other	(0.6)	—
Net cash used in financing activities	(44.2)	(254.2)
Net change in cash	(1.4)	2.3
Cash at beginning of period	13.3	14.0
Cash at end of period	$11.9	$16.3

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$3.8	$(2.2)

Acquisition, net of cash acquired:
Current assets	$63.4	$—
Property, plant and equipment	1,245.8	—
Intangible assets	497.0	—
Goodwill	39.3	—
Current liabilities	(45.9)	—
Debt	(698.7)	—
Change in invested capital of Crestwood Equity Partners LP, net	(930.0)	—
Other liabilities	(25.8)	—
Total acquisition, net of cash acquired	$145.1	$—

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$11.3	$12.9
Accounts receivable, less allowance for doubtful accounts of $0.5 million and $0.6 million at March 31, 2022 and December 31, 2021	485.6	378.0
Inventory	94.0	156.5
Assets from price risk management activities	25.5	42.1
Prepaid expenses and other current assets	42.4	14.4
Total current assets	658.8	603.9
Property, plant and equipment	5,376.2	4,100.8
Less: accumulated depreciation	1,250.9	1,193.0
Property, plant and equipment, net	4,125.3	2,907.8
Intangible assets	1,623.1	1,126.1
Less: accumulated amortization	412.7	393.2
Intangible assets, net	1,210.4	732.9
Goodwill	177.9	138.6
Operating lease right-of-use assets, net	20.3	27.4
Investments in unconsolidated affiliates	164.8	155.8
Other non-current assets	4.6	4.8
Total assets	$6,362.1	$4,571.2
Liabilities and capital
Current liabilities:
Accounts payable	$446.2	$336.4
Accrued expenses and other liabilities	188.9	146.1
Liabilities from price risk management activities	107.6	114.6
Current portion of long-term debt	0.2	0.2
Total current liabilities	742.9	597.3
Long-term debt, less current portion	2,809.9	2,052.1
Other long-term liabilities	281.6	254.1
Deferred income taxes	0.8	0.8
Total liabilities	3,835.2	2,904.3
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.5	434.6
Partners’ capital	2,092.4	1,232.3
Total liabilities and capital	$6,362.1	$4,571.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product revenues	$1,390.5	$930.6
Product revenues - related party (Note 15)	60.6	4.9
Service revenues	95.6	97.2
Service revenues - related party (Note 15)	37.1	—
Total revenues	1,583.8	1,032.7

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,290.8	767.6
Product costs - related party (Note 15)	68.5	41.1
Service costs	5.1	5.1
Total costs of product/services sold	1,364.4	813.8

Operating expenses and other:
Operations and maintenance	42.4	32.8
General and administrative	41.7	17.2
Depreciation, amortization and accretion	78.2	62.8
Loss on long-lived assets, net	3.8	1.4
	166.1	114.2
Operating income	53.3	104.7
Earnings (loss) from unconsolidated affiliates, net	3.0	(103.7)
Interest and debt expense, net	(36.1)	(36.0)
Loss on modification/extinguishment of debt	—	(5.5)
Income (loss) before income taxes	20.2	(40.5)
Benefit for income taxes	—	0.1
Net income (loss)	20.2	(40.4)
Net income attributable to non-controlling partner	10.2	10.1
Net income (loss) attributable to Crestwood Midstream Partners LP	$10.0	$(50.5)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation charges	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	$2,092.4

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	$1,414.7

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income (loss)	$20.2	$(40.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	78.2	62.8
Amortization of debt-related deferred costs and fair value adjustment	0.8	1.7
Unit-based compensation charges	8.6	2.3
Loss on long-lived assets, net	3.8	1.4
Loss on modification/extinguishment of debt	—	5.5
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.4)	103.8
Other	(0.1)	0.1
Changes in operating assets and liabilities	112.8	122.0
Net cash provided by operating activities	223.9	259.2
Investing activities
Purchases of property, plant and equipment	(26.4)	(9.3)
Investments in unconsolidated affiliates	(14.5)	(10.2)
Capital distributions from unconsolidated affiliates	5.9	17.3
Net proceeds from sale of assets	0.4	0.2
Net cash used in investing activities	(34.6)	(2.0)
Financing activities
Proceeds from the issuance of long-term debt	919.1	1,126.3
Payments on long-term debt	(859.1)	(1,018.1)
Payments on finance leases	(0.8)	(0.7)
Payments for deferred financing costs	(1.7)	(11.1)
Contribution from partner	14.9	—
Distributions to partners	(238.1)	(334.0)
Distributions to non-controlling partner	(10.3)	(9.3)
Taxes paid for unit-based compensation vesting	(14.9)	(8.1)
Net cash used in financing activities	(190.9)	(255.0)
Net change in cash	(1.6)	2.2
Cash at beginning of period	12.9	13.7
Cash at end of period	$11.3	$15.9
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$3.8	$(2.2)

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Supplemental schedule of non-cash financing activities
Non-cash contribution:
Current assets	$63.4	$—
Property, plant and equipment	1,245.8	—
Intangible assets	497.0	—
Goodwill	39.3	—
Current liabilities	(45.9)	—
Debt	(698.7)	—
Other liabilities	(25.8)	—
Total non-cash contribution	$1,075.1	$—

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2022. The financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited. The consolidated balance sheets as of December 31, 2021 were derived from the audited balance sheets filed in our 2021 Annual Report on Form 10-K.

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

See Note 13 for information regarding our operating and reporting segments.

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

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2021 Annual Report on Form 10-K.

Note 3 – Acquisition

On October 25, 2021, we entered into a merger agreement to acquire Oasis Midstream Partners LP (Oasis Midstream) in an equity and cash transaction (the Merger). Oasis Midstream is a master limited partnership which operates a diversified portfolio of midstream assets located in the Williston and Delaware Basins and its operations include natural gas services (gathering, compression, processing and gas lift supply), crude oil services (gathering, terminalling and transportation), and water services (gathering and disposal of produced and flowback water and freshwater distribution).

On February 1, 2022, we completed the merger with Oasis Midstream, which was valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) received $150 million in cash plus approximately 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the approximately 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement Oasis Petroleum received a $10 million cash payment in exchange for its ownership of the general partner of Oasis Midstream.

We accounted for the Merger as a business combination using the acquisition method of accounting. In addition, the purchase accounting reflects the adoption of Accounting Standards Update 2021-08, Business Combinations (Topic 805) during the three months ended March 31, 2022. The financial results of Oasis Midstream’s Williston Basin operations are included in our gathering and processing north segment and Oasis Midstream’s Delaware Basin operations are included in our gathering and processing south segment from the date of acquisition. During the three months ended March 31, 2022, we recognized approximately $17 million of transaction costs related to the Merger, which are included in general and administrative expenses in our consolidated statements of operations.

The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary fair values. Certain preliminary fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm. We estimated the fair value of the senior notes assumed based on quoted market prices for similar issuances which are considered Level 2 fair value measurements. The preliminary fair values were estimated primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 12%. The preliminary fair values of property, plant and equipment, intangible assets and goodwill and their allocation to our segments are subject to change pending a final determination of the fair values as more information is received about their respective values. We expect to finalize the purchase price allocation for this transaction in 2022.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash	$14.9
Other current assets	63.4
Property, plant and equipment	1,245.8
Intangible assets	497.0
Total assets acquired	1,821.1
Current liabilities	45.9
Long-term debt(1)	698.7
Other long-term liabilities(2)	25.8
Total liabilities assumed	770.4
Net assets acquired excluding goodwill	1,050.7
Goodwill	39.3
Net assets acquired	$1,090.0

(1)    Consists of approximately $218 million outstanding borrowings under the Oasis Midstream revolver, which was immediately repaid upon the closing of the Merger and approximately $450 million of unsecured senior notes and the related fair value adjustment of approximately $30.7 million. For a further discussion of the long-term debt assumed in conjunction with the Merger, see Note 8.
(2)    Consists primarily of liabilities for asset retirement obligations of approximately $16.5 million.

The identifiable intangible assets primarily consist of customer accounts with Oasis Petroleum and other customers with a weighted-average remaining life of 20 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations and is reflected in our gathering and processing north segment.

Our consolidated statement of operations for three months ended March 31, 2022 include the results of Oasis Midstream since February 1, 2022, the closing date of the Merger. During the three months ended March 31, 2022, we recognized approximately $66.8 million of revenues and $23.5 million of net income related to Oasis Midstream’s operations.

The table below presents selected unaudited pro forma information as if the Merger had occurred on January 1, 2021 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the Merger had been completed as of the date indicated. The amounts were calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the reporting period. The pro forma net income (loss) also includes the net effects of interest expense on incremental borrowings, repayments of long-term debt and amortization of the fair value adjustment to long-term debt.

Crestwood Equity

	Three Months Ended March 31,
	2022	2021
Revenues	$1,618.4	$1,133.1
Net income (loss)	$28.4	$(15.2)
Net income (loss) per limited partner unit:
Basic and Diluted	$0.03	$(0.37)

Crestwood Midstream

	Three Months Ended March 31,
	2022	2021
Revenues	$1,618.4	$1,133.1
Net income (loss)	$26.4	$(17.3)

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
CMLP
Accrued expenses	$50.0	$66.3
Accrued property taxes	5.2	4.4
Income tax payable	0.4	0.4
Interest payable	54.7	30.6
Accrued additions to property, plant and equipment	25.6	17.4
Operating leases	10.4	13.2
Finance leases	30.5	1.7
Contract liabilities	11.0	10.7
Asset retirement obligations	1.1	1.4
Total CMLP accrued expenses and other liabilities	$188.9	$146.1
CEQP
Accrued expenses	1.2	0.9
Income tax payable	0.2	0.1
Total CEQP accrued expenses and other liabilities	$190.3	$147.1
Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
CMLP
Contract liabilities	$202.1	$187.1
Operating leases	14.5	19.4
Asset retirement obligations	51.7	34.8
Other	13.3	12.8
Total CMLP other long-term liabilities	$281.6	$254.1
CEQP
Other	1.5	4.6
Total CEQP other long-term liabilities	$283.1	$258.7

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2022	2021
Crestwood Permian Basin Holdings LLC(1)	$118.7	$116.1	$2.6	$(0.8)
Tres Palacios Holdings LLC(2)	42.8	36.2	0.6	9.3
Powder River Basin Industrial Complex, LLC(3)	3.3	3.5	(0.2)	0.1
Stagecoach Gas Services LLC(4)	—	—	—	(112.3)
Total	$164.8	$155.8	$3.0	$(103.7)

(1)As of March 31, 2022, our equity in the underlying net assets of Crestwood Permian Basin Holdings LLC (Crestwood Permian) exceeded our investment balance by $4.6 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing south segment.
(2)As of March 31, 2022, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $21.2 million. During both the three months ended March 31, 2022 and 2021, we recorded amortization of approximately $0.3 million related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and logistics segment.
(3)As of March 31, 2022, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(4)In 2021, we sold our 50% equity interest in our Stagecoach Gas Services LLC (Stagecoach Gas) equity investment to a subsidiary of Kinder Morgan, Inc. During the first quarter of 2021, we recorded our share of a goodwill impairment recorded by Stagecoach Gas based on market-based information received by Stagecoach Gas from Con Edison Gas Pipeline and Storage Northeast, LLC’s (the previous owner of the other 50% equity interest in Stagecoach Gas) strategic evaluation of its investment during the three months ended March 31, 2021. This resulted in a $119.9 million reduction in our earnings from unconsolidated affiliates during the three months ended March 31, 2021. Our Stagecoach Gas investment was previously included in our storage and logistics segment.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Crestwood Permian	$8.5	$3.3	$8.5	$3.3
Tres Holdings	—	—	6.0	6.9
PRBIC	—	0.1	—	—
Stagecoach Gas	—	14.0	—	—
Total	$8.5	$17.4	$14.5	$10.2

(1)    In April 2022, we received cash distributions from Crestwood Permian and Tres Holdings of approximately $5.1 million and $1.4 million, respectively.

Note 6 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 7.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact the consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. The following table summarizes the impact to our consolidated statements of operations related to our commodity-based derivatives (in millions):

	Three Months Ended
	March 31,
	2022	2021
Product revenues	$202.2	$114.8
Loss reflected in product costs	$(47.6)	$(8.1)

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	March 31, 2022		December 31, 2021
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	57.9	60.1	71.6	75.8
Natural gas (Bcf)	24.3	36.2	31.9	43.4

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	March 31, 2022	December 31, 2021
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$71.6	$57.9
Broker-related net derivative asset position	$87.7	$104.8
Broker-related cash collateral received	$68.7	$76.8
Cash collateral (paid) received, net	$(6.8)	$11.4
(1)At March 31, 2022 and December 31, 2021, we posted $11.6 million and $1.5 million of collateral associated with these derivatives.

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

Financial Assets and Liabilities

As of March 31, 2022 and December 31, 2021, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$53.3	$856.4	$—	$909.7	$(816.5)	$(67.7)	$25.5
Other investments(2)	2.5	—	—	2.5	—	—	2.5
Total assets at fair value	$55.8	$856.4	$—	$912.2	$(816.5)	$(67.7)	$28.0

Liabilities
Liabilities from price risk management	$62.3	$867.6	$—	$929.9	$(816.5)	$(5.8)	$107.6
Total liabilities at fair value	$62.3	$867.6	$—	$929.9	$(816.5)	$(5.8)	$107.6

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$33.3	$695.6	$—	$728.9	$(607.4)	$(79.4)	$42.1
Other investments(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$35.5	$695.6	$—	$731.1	$(607.4)	$(79.4)	$44.3

Liabilities
Liabilities from price risk management	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6
Total liabilities at fair value	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of March 31, 2022 and December 31, 2021, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$496.8	$503.8	$496.5	$511.9
2027 Senior Notes	$594.5	$595.1	$594.2	$615.0
February 2029 Senior Notes	$691.2	$699.7	$690.8	$727.3
April 2029 Senior Notes (1)	$480.0	$480.3	$—	$—
(1)Represents $450 million of unsecured senior notes assumed in conjunction with the merger with Oasis Midstream discussed in Note 3, and the related net fair value adjustment which are further described in Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
Credit Facility	$560.0	$282.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	—
April 2029 Senior Notes fair value adjustment, net	30.0	—
Other(1)	0.2	0.2
Less: deferred financing costs, net	30.1	29.9
Total debt	2,810.1	2,052.3
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,809.9	$2,052.1

(1)Represents non-interest bearing obligations related to certain companies acquired in 2014 with payments due through 2022.

Credit Facility

Crestwood Midstream’s five-year $1.5 billion revolving credit facility (the CMLP Credit Facility) is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. In conjunction with the merger with Oasis Midstream on February 1, 2022, we borrowed amounts under the CMLP Credit Facility to fund the cash paid of $160 million to Oasis Petroleum and to repay approximately $218 million of borrowings on Oasis Midstream’s credit facility, which was retired on February 1, 2022.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.50 to 1.0. At March 31, 2022, the net debt to consolidated EBITDA ratio was approximately 3.48 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 5.04 to 1.0, and the senior secured leverage ratio was 0.69 to 1.0.

At March 31, 2022, Crestwood Midstream had $931.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At March 31, 2022 and December 31, 2021, Crestwood Midstream’s

outstanding standby letters of credit were $8.8 million and $6.3 million. Borrowings under the credit facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 2.07% and 4.00% at March 31, 2022 and 1.90% and 4.00% at December 31, 2021. The weighted-average interest rate on outstanding borrowings as of March 31, 2022 and December 31, 2021 was 2.16% and 1.91%.

Senior Notes

February 2029 Senior Notes. In January 2021, Crestwood Midstream issued $700 million of 6.00% unsecured senior notes due 2029 (the February 2029 Senior Notes). The February 2029 Senior Notes will mature on February 1, 2029, and interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The net proceeds from this offering of approximately $691.0 million were used to repay a portion of our senior notes that were due in 2023 and to repay indebtedness under the CMLP Credit Facility.

April 2029 Senior Notes. In February 2022, in conjunction with the merger with Oasis Midstream, we assumed $450 million of 8.00% unsecured senior notes due 2029 (the April 2029 Senior Notes) and we recorded a fair value adjustment of approximately $30.7 million related to the senior notes. During the three months ended March 31, 2022, we recorded a reduction to our interest and debt expense of approximately $0.7 million related to the amortization of the fair value adjustment. The April 2029 Senior Notes will mature on April 1, 2029, and interest is payable semi-annually on April 1 and October 1 of each year.

2023 Senior Note Repayments. In January 2021, we utilized a portion of the proceeds from the issuance of the 2029 Senior Notes to repurchase and cancel approximately $399.2 million of principal outstanding under our senior notes that were due in 2023. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $5.5 million. During 2021, we repaid all amounts outstanding under our senior notes due 2023.

Note 9 – Commitments and Contingencies

Legal Proceedings

Oasis Unitholder Lawsuit. On December 17, 2021, Kristen Eckert-Smith (Plaintiff), a common unitholder of Oasis Midstream filed a complaint in the United States District Court for the District of Delaware on behalf of all Oasis common unitholders. This complaint alleges that the merger between Oasis Midstream and Crestwood Equity violates the Securities Exchange Act of 1934. In addition, the Plaintiff filed a lawsuit against Oasis Midstream, its board of directors and Crestwood Equity GP, claiming the Registration Statement filed with the SEC omitted material information with respect to Oasis Midstream’s calculated projections and financial analyses. The Plaintiff was seeking to block the parties from closing the merger and in the alternative, to revise the Registration Statement and award the plaintiff attorney’s and expert’s fees. The Plaintiff was unsuccessful as the merger was completed and the lawsuit was dismissed.

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Since the lawsuit was filed, we have paid Linde approximately $22.7 million (including approximately $3.2 million paid during the three months ended March 31, 2022) related to this matter, and Linde claims remaining unpaid invoices of approximately $33 million, along with other damages. This matter is not an insurable event based on our insurance policies, and we are unable to predict the outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2022 and December 31, 2021, we had approximately $16.6 million and $16.8 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

At March 31, 2022 and December 31, 2021, our accrual of approximately $0.9 million and $1.0 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $0.9 million to $1.8 million at March 31, 2022.

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

	CEQP		CMLP
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Self-insurance reserves(1)	$5.9	$5.5	$4.9	$4.7
(1)At March 31, 2022, CEQP and CMLP classified approximately $3.5 million and $2.9 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Guarantees and Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2022 and December 31, 2021, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$20.3	$27.4

Accrued expenses and other liabilities	$10.4	$13.2
Other long-term liabilities	14.5	19.4
Total operating lease liabilities	$24.9	$32.6
Finance Leases
Property, plant and equipment	$13.4	$12.3
Less: accumulated depreciation	10.0	9.2
Property, plant and equipment, net	$3.4	$3.1

Accrued expenses and other liabilities	$30.5	$1.7
Other long-term liabilities	1.5	1.2
Total finance lease liabilities	$32.0	$2.9

Lease expense. Our operating lease expense, net totaled $3.5 million and $4.8 million for the three months ended March 31, 2022 and 2021. Our finance lease expense totaled $0.9 million for both the three months ended March 31, 2022 and 2021.

Other. During March 2022, we exercised an option to purchase crude oil railcars under certain of our operating leases as a result of our plan to exit our crude oil railcar operations. In April 2022, we entered into an agreement with a third party to sell the crude oil railcars purchased under the operating lease and, as a result, we reclassified approximately $24.7 million of these assets as current assets held for sale, which is included in prepaid expenses and other current assets on our consolidated balance sheet at March 31, 2022. The current assets held for sale were recorded at fair value based on the anticipated sale proceeds, which is a Level 3 fair value measurement. At March 31, 2022, we also reclassified approximately $28.7 million of operating lease right-of-use liabilities associated with these assets to finance lease right-of-use liabilities, which is included in accrued expenses and other liabilities on our consolidated balance sheet. During the three months ended March 31, 2022, we recorded a loss on long-lived assets of approximately $4.0 million for the difference between the assets held for sale and the carrying value of the assets to be sold.

Note 11 – Partners’ Capital and Non-Controlling Partner

Common and Subordinated Units

On February 1, 2022, we completed the merger with Oasis Midstream. Pursuant to the merger agreement, Oasis Petroleum received cash plus approximately 20.9 million newly issued CEQP units in exchange for its common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the Oasis Midstream common units held by them. For a further discussion of the merger with Oasis Midstream, see Note 3.

In March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings LLC (Crestwood Holdings) for approximately $268 million. CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the three months ended March 31, 2021. This transaction resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. In addition, in conjunction with this transaction, CEQP eliminated approximately $2.6 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners capital in its consolidated statements of partners capital during the three months ended March 31, 2021. Transaction costs related to this transaction of approximately $7.6 million are reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the three months ended March 31, 2021.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the three months ended March 31, 2022 and 2021 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
2021
February 5, 2021	February 12, 2021	$0.625	$46.4

On April 14, 2022, we declared a distribution of $0.655 per limited partner unit to be paid on May 13, 2022 to unitholders of record on May 6, 2022 with respect to the quarter ended March 31, 2022.

Preferred Unitholders. During the three months ended March 31, 2022 and 2021, we paid cash distributions to our preferred unitholders of approximately $15 million in both periods. On April 14, 2022, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15 million with respect to the quarter ended March 31, 2022.

Crestwood Midstream

During the three months ended March 31, 2022 and 2021, Crestwood Midstream paid cash distributions of $238.1 million and $334.0 million to its partners.

On February 1, 2022, Crestwood Midstream received a non-cash contribution of approximately $1,075.1 million from Crestwood Equity related to net assets it acquired in conjunction with the merger with Oasis Midstream. In addition, on February 1, 2022, Crestwood Equity contributed cash acquired in conjunction with the merger with Oasis Midstream of approximately $14.9 million to Crestwood Midstream.

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

The following table shows the change in our non-controlling interest in subsidiary at March 31, 2022 and 2021 (in millions):

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(10.3)
Net income attributable to non-controlling partner	10.2
Balance at March 31, 2022	$434.5

Balance at December 31, 2020	$432.7
Distributions to non-controlling partner	(9.3)
Net income attributable to non-controlling partner	10.1
Balance at March 31, 2021	$433.5

In April 2022, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million for the quarter ended March 31, 2022.

Other

In February 2022, Crestwood Equity issued 177,025 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2022, we had total unamortized compensation expense of approximately $4.6 million related to these performance units. During the three months ended March 31, 2022, we recognized compensation expense of $0.2 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

During the three months ended March 31, 2022, 206,017 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 526,322 common units during the three months ended March 31, 2022 related to those performance units.

Note 12 - Earnings Per Limited Partner Unit

We calculate the dilutive effect of the preferred units and Crestwood Niobrara preferred units using the if-converted method which assumes units are converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The dilutive effect of the stock-based compensation performance units is calculated using the treasury stock method which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units.

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
	2022	2021
Preferred units (1)	7.1	7.1
Crestwood Niobrara’s preferred units(1)	3.6	4.2
Unit-based compensation performance units(1)	0.3	0.1
Subordinated units(2)	—	0.4
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units, see our 2021 Annual Report on Form 10-K.
(2)In March 2021, CEQP retired the subordinated units. For additional information regarding the retirement of the subordinated units, see Note 11.

Note 13 – Segments

In conjunction with the divestiture of our Stagecoach Gas equity method investment as discussed in Note 5 and the merger with Oasis Midstream as discussed in Note 3, we modified our segments as of December 31, 2021 and, as a result, our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Arrow, Jackalope and Oasis Midstream Williston operations); (ii) gathering and processing south operations (includes our Marcellus, Barnett and Oasis Midstream Delaware Basin operations and our Crestwood Permian Basin Holdings LLC equity method investment); and (iii) storage and logistics operations (includes our crude oil, NGL and natural gas storage and logistics operations, and our Tres Holdings and PRBIC equity method investments). Our gathering and processing north and gathering and processing south segments were historically combined into one segment, and our storage and logistics segment was historically separated into a storage and transportation segment and a marketing, supply and logistics segment. The results of our operations described above are now reflected in the new respective segments for all periods presented. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments.

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

•Storage and Logistics. Our storage and logistics operations provide NGLs, crude oil and natural gas storage, terminal, marketing and transportation (including rail, truck and pipeline) services to producers, refiners, marketers, utilities and other customers.

Below is a reconciliation of CEQP’s and CMLP’s net loss to EBITDA (in millions):

	CEQP		CMLP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income (loss)	$22.2	$(38.3)	$20.2	$(40.4)
Add:
Interest and debt expense, net	36.1	36.0	36.1	36.0
Loss on modification/extinguishment of debt	—	5.5	—	5.5
Benefit for income taxes	—	(0.1)	—	(0.1)
Depreciation, amortization and accretion	74.8	59.2	78.2	62.8
EBITDA	$133.1	$62.3	$134.5	$63.8

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three months ended March 31, 2022 and 2021 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2021 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $4.6 million and $129.4 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended March 31, 2022 and 2021.

Segment EBITDA Information

	Three Months Ended March 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$235.2	$30.7	$1,317.9	$—	$1,583.8
Intersegment revenues	127.4	—	(127.4)	—	—
Costs of product/services sold	205.6	(0.6)	1,159.4	—	1,364.4
Operations and maintenance expense	23.7	6.7	12.0	—	42.4
General and administrative expense	—	—	—	41.7	41.7
Gain (loss) on long-lived assets, net	—	0.2	(4.0)	—	(3.8)
Earnings from unconsolidated affiliates, net	—	2.6	0.4	—	3.0
Crestwood Midstream EBITDA	$133.3	$27.4	$15.5	$(41.7)	$134.5
Crestwood Equity
General and administrative expense	—	—	—	1.7	1.7
Other income, net	—	—	—	0.3	0.3
Crestwood Equity EBITDA	$133.3	$27.4	$15.5	$(43.1)	$133.1

	Three Months Ended March 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$129.8	$24.6	$878.3	$—	$1,032.7
Intersegment revenues	105.3	—	(105.3)	—	—
Costs of product/services sold	116.2	0.3	697.3	—	813.8
Operations and maintenance expense	15.1	6.3	11.4	—	32.8
General and administrative expense	—	—	—	17.2	17.2
Gain (loss) on long-lived assets, net	(0.2)	(1.3)	0.1	—	(1.4)
Loss from unconsolidated affiliates, net	—	(0.8)	(102.9)	—	(103.7)
Crestwood Midstream EBITDA	$103.6	$15.9	$(38.5)	$(17.2)	$63.8
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Crestwood Equity EBITDA	$103.6	$15.9	$(38.5)	$(18.7)	$62.3

Other Segment Information

	CEQP		CMLP
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Total Assets
Gathering and Processing North	$4,090.1	$2,408.0	$4,090.1	$2,408.0
Gathering and Processing South	1,023.1	886.5	1,150.4	1,017.4
Storage and Logistics	1,097.3	1,125.1	1,097.3	1,125.1
Corporate	29.6	26.1	24.3	20.7
Total Assets	$6,240.1	$4,445.7	$6,362.1	$4,571.2

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $429.8 million and $331.0 million at March 31, 2022 and December 31, 2021, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 15 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2022	December 31, 2021
Contract assets (non-current)	$1.2	$1.3
Contract liabilities (current)(1)	$11.0	$10.7
Contract liabilities (non-current)(1)	$202.1	$187.1

(1)During the three months ended March 31, 2022, we recognized revenues of approximately $3.5 million that were previously included in contract liabilities at December 31, 2021. The remaining change in our contract liabilities during the three months ended March 31, 2022 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of March 31, 2022 (in millions):

Remainder of 2022	$65.8
2023	65.1
2024	44.4
2025	2.6
2026	0.5
Thereafter	1.3
Total	$179.7

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2022 and 2021 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended March 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$25.9	$22.4	$—	$—	$48.3
Crude oil	14.8	1.0	—	—	15.8
Water	34.7	2.2	—	—	36.9
Processing
Natural gas	14.4	1.1	—	—	15.5
Compression
Natural gas	—	3.5	—	—	3.5
Storage
Crude oil	0.5	—	—	(0.1)	0.4
NGLs	—	—	2.8	—	2.8
Pipeline
Crude oil	—	—	0.5	—	0.5
Transportation
Crude oil	1.2	0.1	—	—	1.3
NGLs	—	—	5.8	—	5.8
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	63.9	0.3	98.7	(52.1)	110.8
Crude oil	128.1	—	374.0	(11.2)	490.9
NGLs	76.9	—	632.7	(64.0)	645.6
Water	1.6	—	—	—	1.6
Other	0.2	—	0.3	—	0.5
Total Topic 606 revenues	362.2	30.6	1,115.2	(127.4)	1,380.6
Non-Topic 606 revenues	0.4	0.1	202.7	—	203.2
Total revenues	$362.6	$30.7	$1,317.9	$(127.4)	$1,583.8

	Three Months Ended March 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$13.2	$18.2	$—	$—	$31.4
Crude oil	20.7	—	—	—	20.7
Water	22.0	—	—	—	22.0
Processing
Natural gas	5.8	1.2	—	—	7.0
Compression
Natural gas	—	4.7	—	—	4.7
Storage
Crude oil	0.1	—	0.2	(0.1)	0.2
NGLs	—	—	3.7	—	3.7
Pipeline
Crude oil	—	—	0.8	—	0.8
Transportation
Crude oil	0.7	—	—	—	0.7
NGLs	—	—	4.2	—	4.2
Rail Loading
Crude oil	—	—	1.0	—	1.0
Product Sales
Natural gas	42.3	0.5	95.6	(42.2)	96.2
Crude oil	90.0	—	251.2	(22.7)	318.5
NGLs	40.3	—	406.0	(40.3)	406.0
Other	—	—	0.2	—	0.2
Total Topic 606 revenues	235.1	24.6	762.9	(105.3)	917.3
Non-Topic 606 revenues	—	—	115.4	—	115.4
Total revenues	$235.1	$24.6	$878.3	$(105.3)	$1,032.7

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects.

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of our strategic transactions with Crestwood Holdings in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. During the three months ended March 31, 2021, we paid approximately $0.3 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. In addition, during the three months ended March 31, 2021, Crestwood Holdings allocated a $4.6 million reduction of unit-based compensation charges to CEQP and CMLP. Also, CEQP allocated approximately $0.2 million of its general and administrative costs to Crestwood Holdings during the three months ended March 31, 2021.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2021 Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2022	2021
Revenues at CEQP and CMLP(1)	$97.7	$4.9
Costs of product/services sold at CEQP and CMLP(2)	$68.5	$41.1
Operations and maintenance expenses at CEQP and CMLP charged to our unconsolidated affiliates(3)	$4.8	$5.7
General and administrative expenses charged by CEQP to CMLP, net(4)	$7.5	$5.9
General and administrative expenses at CEQP and CMLP(5)	$0.9	$—

(1)Includes (i) $1.6 million and $4.9 million during the three months ended March 31, 2022 and 2021 related to the sale of NGLs to a subsidiary of Crestwood Permian; (ii) $0.5 million during the three months ended March 31, 2022 related to compressor leases with a subsidiary of Crestwood Permian; (iii) $59.0 million during the three months ended March 31, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Oasis Petroleum; and (iv) $36.6 million during the three months ended March 31, 2022 primarily related to gathering and processing services under agreements with a subsidiary of Oasis Petroleum.
(2)Includes (i) $36.2 million and $30.3 million during the three months ended March 31, 2022 and 2021 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (ii) $0.9 million and $10.8 million during the three months ended March 31, 2022 and 2021 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; and (iii) $31.4 million during the three months ended March 31, 2022 primarily related to purchases of NGLs from a subsidiary of Oasis Petroleum.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2022, we charged $1.2 million to Tres Holdings and $3.6 million to Crestwood Permian. During the three months ended March 31, 2021, we charged $1.7 million to Stagecoach Gas, $1.2 million to Tres Holdings, and $2.8 million to Crestwood Permian.
(4)Includes $8.6 million and $6.9 million of unit-based compensation charges allocated from CEQP to CMLP during the three months ended March 31, 2022 and 2021. In addition, includes $1.1 million and $1.0 million of CMLP’s general and administrative costs allocated to CEQP during the three months ended March 31, 2022 and 2021.
(5)Includes $0.9 million during the three months ended March 31, 2022 of general and administrative expenses related to a transition services agreement with Oasis Petroleum.

The following table shows balances with our affiliates which are reflected in our consolidated balance sheets (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable at CEQP and CMLP	$60.2	$8.2
Accounts payable at CEQP and CMLP	$16.4	$12.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements, see Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

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

We continue to drive our long-term growth strategy through disciplined capital investments utilizing our current financial flexibility, and on February 1, 2022, we acquired Oasis Midstream Partners LP (Oasis Midstream) in an equity and cash transaction valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc. (Oasis Petroleum) received $150 million in cash plus 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Oasis Petroleum received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. This transaction further solidifies Crestwood’s competitive position in the Williston Basin with exposure to approximately 1,200 drilling locations and 535,000 dedicated acres and expands the company’s relationship with Oasis Petroleum. Additionally, Oasis Midstream’s Wild Basin gathering and processing assets are highly complementary with our Arrow gathering system and Bear Den processing facility which provides for immediate opportunities to drive cost savings and commercial synergies and better utilization of available gas processing capacity.

In addition to the merger with Oasis Midstream discussed above, we have also taken steps to (i) minimize capital expenditures to better align with development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe the Company is well positioned to execute its business plan.

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

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues	$1,583.8	$1,032.7	$1,583.8	$1,032.7
Costs of product/services sold	1,364.4	813.8	1,364.4	813.8
Operations and maintenance expense	42.4	32.8	42.4	32.8
General and administrative expense	43.4	18.7	41.7	17.2
Depreciation, amortization and accretion	74.8	59.2	78.2	62.8
Loss on long-lived assets, net	3.8	1.4	3.8	1.4
Operating income	55.0	106.8	53.3	104.7
Earnings (loss) from unconsolidated affiliates, net	3.0	(103.7)	3.0	(103.7)
Interest and debt expense, net	(36.1)	(36.0)	(36.1)	(36.0)
Loss on modification/extinguishment of debt	—	(5.5)	—	(5.5)
Other income, net	0.3	—	—	—
Benefit for income taxes	—	0.1	—	0.1
Net income (loss)	22.2	(38.3)	20.2	(40.4)
Add:
Interest and debt expense, net	36.1	36.0	36.1	36.0
Loss on modification/extinguishment of debt	—	5.5	—	5.5
Benefit for income taxes	—	(0.1)	—	(0.1)
Depreciation, amortization and accretion	74.8	59.2	78.2	62.8
EBITDA	133.1	62.3	134.5	63.8
Unit-based compensation charges	8.6	2.3	8.6	2.3
Loss on long-lived assets, net	3.8	1.4	3.8	1.4
(Earnings) loss from unconsolidated affiliates, net	(3.0)	103.7	(3.0)	103.7
Adjusted EBITDA from unconsolidated affiliates, net	7.6	25.7	7.6	25.7
Change in fair value of commodity inventory-related derivative contracts	5.7	(30.5)	5.7	(30.5)
Significant transaction and environmental related costs and other items	17.0	0.5	17.0	0.3
Adjusted EBITDA	$172.8	$165.4	$174.2	$166.7

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net cash provided by operating activities	$222.5	$258.5	$223.9	$259.2
Net changes in operating assets and liabilities	(112.9)	(122.8)	(112.8)	(122.0)
Amortization of debt-related deferred costs	(0.8)	(1.7)	(0.8)	(1.7)
Interest and debt expense, net	36.1	36.0	36.1	36.0
Unit-based compensation charges	(8.6)	(2.3)	(8.6)	(2.3)
Loss on long-lived assets, net	(3.8)	(1.4)	(3.8)	(1.4)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	0.4	(103.8)	0.4	(103.8)
Deferred income taxes	0.1	—	—	—
Benefit for income taxes	—	(0.1)	—	(0.1)
Other non-cash income	0.1	(0.1)	0.1	(0.1)
EBITDA	133.1	62.3	134.5	63.8
Unit-based compensation charges	8.6	2.3	8.6	2.3
Loss on long-lived assets, net	3.8	1.4	3.8	1.4
(Earnings) loss from unconsolidated affiliates, net	(3.0)	103.7	(3.0)	103.7
Adjusted EBITDA from unconsolidated affiliates, net	7.6	25.7	7.6	25.7
Change in fair value of commodity inventory-related derivative contracts	5.7	(30.5)	5.7	(30.5)
Significant transaction and environmental related costs and other items	17.0	0.5	17.0	0.3
Adjusted EBITDA	$172.8	$165.4	$174.2	$166.7

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$235.2	$30.7	$1,317.9	$129.8	$24.6	$878.3
Intersegment revenues	127.4	—	(127.4)	105.3	—	(105.3)
Costs of product/services sold	205.6	(0.6)	1,159.4	116.2	0.3	697.3
Operations and maintenance expenses	23.7	6.7	12.0	15.1	6.3	11.4
Gain (loss) on long-lived assets, net	—	0.2	(4.0)	(0.2)	(1.3)	0.1
Earnings (loss) from unconsolidated affiliates, net	—	2.6	0.4	—	(0.8)	(102.9)
EBITDA	$133.3	$27.4	$15.5	$103.6	$15.9	$(38.5)

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2022 compared to the same period in 2021.

Gathering and Processing North

EBITDA for our gathering and processing north segment increased by approximately $29.7 million during the three months ended March 31, 2022 compared to the same period in 2021. On February 1, 2022, we completed the merger with Oasis Midstream, and as a result, we began reflecting the financial results of Oasis Midstream’s Williston Basin operations in our gathering and processing north segment.

Our gathering and processing north segment’s revenues increased by approximately $127.5 million during the three months ended March 31, 2022 compared to the same period in 2021, while our costs of product/services sold increased by approximately $89.4 million. During the three months ended March 31, 2022, we recognized revenues and product costs of approximately $63.5 million and $19.3 million, respectively, related to our Oasis Midstream Williston operations. The remaining increases in our gathering and processing north segment’s revenues and costs of product/services sold were primarily driven by our Arrow operations which experienced higher average commodity prices on its agreements under which it purchases and sells crude oil and natural gas, partially offset by lower volumes due to our customers shutting in production during early 2022 as a result of winter weather conditions. During the three months ended March 31, 2022, Arrow’s natural gas gathering and processing volumes decreased by 10% and its crude oil volumes decreased by 32% compared to the same period in 2021.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $8.6 million during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to our Oasis Midstream Williston operations.

Gathering and Processing South

EBITDA for our gathering and processing south segment increased by approximately $11.5 million during the three months ended March 31, 2022 compared to the same period in 2021. As described above, upon the completion of the merger with Oasis Midstream, we began reflecting the financial results of Oasis Midstream’s Delaware Basin operations in our gathering and processing south segment.

Our gathering and processing south segment’s revenues increased by approximately $6.1 million during the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, we recognized revenues of approximately $3.3 million related to our Oasis Midstream Delaware Basin operations. The remaining variance in our gathering and processing south segment’s revenues was primarily driven by higher commodity prices and a 16% increase in natural gas gathering volumes on our Barnett system. During the three months ended March 31, 2021, gathering volumes on our Barnett system were lower due to the extreme winter weather conditions experienced during that period.

Our gathering and processing south segment’s operations and maintenance expenses increased by approximately $0.4 million during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to our Oasis Midstream Delaware Basin operations.

Our gathering and processing south segment’s EBITDA was also impacted by an increase in equity earnings of approximately $3.4 million from our Crestwood Permian equity investment during the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, Crestwood Permian experienced an increase in its natural gas gathering and processing revenues primarily due to higher commodity prices and volumes compared to the same period in 2021.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $54.0 million during the three months ended March 31, 2022 compared to the same period in 2021. Our storage and logistics segment’s EBITDA for the three months ended March 31, 2021 was impacted by a $119.9 million reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of recording our proportionate share of a goodwill impairment recorded by the equity method investee further discussed below.

Our storage and logistics segment’s revenues increased by approximately $417.5 million during the three months ended March 31, 2022 compared to the same period in 2021, while our costs of product/services sold increased by approximately $462.1 million.

Our NGL marketing and logistics operations experienced an increase in revenues and costs of product/services sold of approximately $289.6 million and $329.3 million, respectively, during the three months ended March 31,2022 compared to the same period in 2021. These increases were primarily driven by higher NGL prices during the three months ended March 31, 2022 as a result of overall increases in commodity prices during 2022 compared to the same period in 2021. In addition, we were able to capture additional opportunities to sell NGL inventory as a result of higher demand for NGLs during the the three months ended March 31, 2022 compared to the same period in 2021. Our NGL marketing and logistics operations’ costs of product/services sold increased more than than its revenues primarily due to the impact of increasing commodity prices on our assets and liabilities from price risk management activities. Included in our costs of product/services sold was a loss of $47.6 million and $8.1 million during the three months ended March 31, 2022 and 2021 related to our price risk management activities.

Our crude oil and natural gas marketing operations experienced an increase in its revenues and product costs of approximately $128.9 million and $133.2 million, respectively, during the three months ended March 31, 2022 compared to the same period in 2021. These increases were driven primarily by higher crude oil purchases and sales as a result of increases in commodity prices during early 2022 compared to 2021, as well as an increase in marketing activity surrounding our natural gas-related operations driven by higher natural gas prices. During the three months ended March 31, 2021, our natural gas marketing operations experienced higher revenues due to increased marketing activity as a result of the unusually cold weather during early 2021.

Our storage and logistics segment’s EBITDA during the three months ended March 31, 2022 was impacted by a loss on long-lived assets of approximately $4.0 million primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business. For a further discussion of this matter, see Item 1, Financial Statements, Note 10.

Our storage and transportation segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $103.3 million. During the three months ended March 31, 2021, we had a loss from unconsolidated affiliates of approximately $112.3 million from our Stagecoach Gas equity investment that was sold in mid-2021. This loss primarily related to a $119.9 million reduction to the equity earnings as a result of recording our proportionate share of a goodwill impairment recorded by the equity method investee. For a further discussion of this matter, see Item 1. Financial Statements, Note 5. During the three months ended March 31, 2022, earnings from our Tres Holdings equity investment decreased by $8.7 million compared to the same period in 2021. During the three months ended March 31, 2021, Tres Holdings experienced higher revenues from natural gas inventory sales and an increase in demand for its storage and transportation services due to the unusually cold weather experienced during early 2021.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2022, our general and administrative expenses increased by approximately $25 million compared to the same period in 2021, primarily due to transaction costs incurred related to the merger with Oasis Midstream. In addition, we also experienced higher unit-based compensation charges during the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by higher average awards outstanding under our long-term incentive plans.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2022, our depreciation, amortization and accretion expense increased by approximately $16 million compared to the same period in 2021, primarily due to the merger with Oasis Midstream.

Interest and Debt Expense, Net. During the three months ended March 31, 2022, interest expense and debt expense related to our senior notes increased due to the April 2029 Senior Notes assumed in conjunction with the merger with Oasis Midstream.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2022	2021
Credit facility	$3.4	$3.5
Senior notes	32.1	29.8
Other	0.9	2.9
Gross interest and debt expense	36.4	36.2
Less: capitalized interest	0.3	0.2
Interest and debt expense, net	$36.1	$36.0

Loss on Extinguishment of Debt. During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt of approximately $5.5 million in conjunction with the redemption of our 2023 Senior Notes.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $10 million to Crestwood Niobrara LLC’s non-controlling partner.

On April 14, 2022, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the first quarter of 2022, which will be paid on May 13, 2022. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

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

As of March 31, 2022, we had $931.2 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. Upon the closing of the merger with Oasis Midstream on February 1, 2022, the Crestwood Midstream credit facility was increased to $1.5 billion. As of March 31, 2022, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. See Part I, Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facility.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$222.5	$258.5
Net cash used in investing activities	$(179.7)	$(2.0)
Net cash used in financing activities	$(44.2)	$(254.2)

Operating Activities

Our operating cash flows decreased by approximately $36.0 million during the three months ended March 31, 2022 compared to the same period in 2021. The decrease was driven by higher general and administrative expenses of approximately $24.7 million primarily due to transaction costs related to the merger with Oasis Midstream. In addition, we experienced a decrease in net cash inflow from working capital of approximately $9.9 million primarily related to our storage and logistics operations.

Investing Activities

Acquisition. On February 1, 2022, we completed the merger with Oasis Midstream, which was valued at approximately $1.8 billion. We paid cash consideration of $160 million, net of cash acquired of approximately $14.9 million and issued approximately 33.8 million units to Oasis Midstream’s unitholders. See Item 1, Financial Statements, Note 3 for a further discussion of the Merger.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2022 (in millions):

Growth capital (1)	$24.2
Maintenance capital	1.4
Other (2)	0.8
Purchases of property, plant and equipment	$26.4

(1)Includes $3.2 million paid related to outstanding litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the three months ended March 31, 2022 and 2021, we contributed approximately $6.0 million and $6.9 million to our Tres Holdings equity investment for its operating purposes. During the three months ended March 31, 2022 and 2021, we contributed approximately $8.5 million and $3.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects.

Financing Activities

The following equity and debt transactions impacted our financing activities during the three months ended March 31, 2022:

Equity and Debt Transactions

•During the three months ended March 31, 2022, distributions to our partners increased by approximately $14.5 million compared to the same period in 2021, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with the merger with Oasis Midstream;

•During the three months ended March 31, 2022, our taxes paid for unit-based compensation vesting increased by approximately $6.8 million compared to the same period in 2021, primarily due to higher vesting of unit-based compensation awards;

•During the three months ended March 31, 2022, we borrowed amounts under our revolving credit facility to fund the $160.0 million of cash consideration paid to Oasis Petroleum in conjunction with the merger with Oasis Midstream and to repay approximately $218.4 million outstanding under the Oasis Midstream credit facility assumed in conjunction with the merger; and

•During the three months ended March 31, 2022, our other debt-related transactions resulted in net repayments of $100.0 million compared to net borrowings of $108.2 million during the same period in 2021.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. For additional information regarding our credit facility and senior notes and related guarantees, see our 2021 Annual Report on Form 10-K and Item 1. Financial Statements, Note 8 of this Quarterly Report on Form 10-Q.

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

Summarized Combined Balance Sheet Information (in millions)

	March 31, 2022	December 31, 2021
Current assets	$570.8	$574.3
Current assets - affiliates	$58.4	$8.4
Property, plant and equipment, net	$3,385.2	$2,161.5
Non-current assets	$1,156.3	$642.3
Current liabilities	$718.3	$578.9
Current liabilities - affiliates	$19.1	$14.7
Long-term debt, less current portion	$2,809.9	$2,052.1
Non-current liabilities	$159.3	$138.7

Summarized Combined Statement of Operations Information (in millions)

Three Months Ended March 31, 2022
Revenues	$1,468.3
Revenues - affiliates	$97.4
Cost of products/services sold	$1,287.3
Cost of products/services sold - affiliates	$68.5
Operations and maintenance expenses(1)	$37.3
General and administrative expenses(2)	$41.7
Operating income	$63.8
Net income	$27.7

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2022, we charged $7.3 million to our affiliates under these agreements.
(2)    Includes $7.5 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2021 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2021 to March 31, 2022.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

On February 1, 2022, we completed the merger with Oasis Midstream and have extended our controls and procedures surrounding our internal control processes that support our internal control over financial reporting to include Oasis Midstream’s operations. Except for this matter, there were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

10.1
Agreement and Plan of Merger, dated as of October 25, 2021, by and among Oasis Midstream Partners LP, OMP GP LLC, Crestwood Equity Partners LP, Project Falcon Merger Sub LLC, Project Phantom Merger Sub LLC, and, solely for the purposes of Section 2.1(a)(i) thereof, Crestwood Equity GP LLC (incorporated herein by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 28, 2021).

10.2
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank. (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.3
Fourth Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association. (incorporated herein by reference to Exhibit 4.2 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.4
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association. (incorporated herein by reference to Exhibit 4.3 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.5
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association. (incorporated herein by reference to Exhibit 4.4 to Crestwood Equity Partners LPs Form 8-K filed on February 3, 2022).

10.6
Indenture, dated as of March 30, 2021, by and among Oasis Midstream Partners LP, as issuer, OMP Finance Corp., as co-issuer, OMP Operating LLC, OMP DevCo Holdings Corp., Beartooth DevCo LLC, Bighorn DevCo LLC, Bobcat DevCo LLC, and Panther DevCo LLC, as guarantors, and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Oasis Midstream Partners LP’s Current Report on Form 8-K filed on April 1, 2021).

10.7
Registration Rights Agreement, dated as of February 1, 2022, by and among Crestwood Equity Partners LP, Oasis Petroleum Inc., OMS Holdings LLC and Oasis Investment Holdings LLC. (incorporated herein by reference to Exhibit 4.6 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.8
Director Nomination Agreement, dated as of February 1, 2022, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC and Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.9
Master Amendment to Commercial Agreements, dated as of February 1, 2022, by and among Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC, Oasis Midstream Services LLC, Oasis Midstream Partners LP, OMP Operating LLC and Bighorn DevCo LLC. (incorporated herein by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

10.10	Form of Director and Officer Indemnification Agreement. (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	April 28, 2022	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	April 28, 2022	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)