Form 10-Q
period 2022-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2022-07-28
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 22, 2022).

Crestwood Equity Partners LP	109,248,514
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$13.8	$13.3
Accounts receivable, less allowance for doubtful accounts of $0.5 million and $0.6 million at June 30, 2022 and December 31, 2021	419.6	378.0
Inventory	168.3	156.5
Assets from price risk management activities	34.2	42.1
Assets held for sale, net	217.8	—
Prepaid expenses and other current assets	12.1	14.8
Total current assets	865.8	604.7
Property, plant and equipment	4,712.3	3,771.5
Less: accumulated depreciation	916.5	992.1
Property, plant and equipment, net	3,795.8	2,779.4
Intangible assets	1,590.1	1,126.1
Less: accumulated amortization	433.5	393.2
Intangible assets, net	1,156.6	732.9
Goodwill	194.8	138.6
Operating lease right-of-use assets, net	18.8	27.4
Investments in unconsolidated affiliates	164.8	155.8
Other non-current assets	6.2	6.9
Total assets	$6,202.8	$4,445.7
Liabilities and capital
Current liabilities:
Accounts payable	$404.1	$336.5
Accrued expenses and other liabilities	158.6	147.1
Liabilities from price risk management activities	82.3	114.6
Current portion of long-term debt	0.2	0.2
Total current liabilities	645.2	598.4
Long-term debt, less current portion	2,929.3	2,052.1
Other long-term liabilities	268.0	258.7
Deferred income taxes	2.5	2.3
Total liabilities	3,845.0	2,911.5
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.4	434.6
Crestwood Equity Partners LP partners’ capital (97,969,654 and 62,991,511 common units issued and outstanding at June 30, 2022 and December 31, 2021)	1,311.4	487.6
Preferred units (71,257,445 units issued and outstanding at both June 30, 2022 and December 31, 2021)	612.0	612.0
Total partners’ capital	1,923.4	1,099.6
Total liabilities and capital	$6,202.8	$4,445.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$1,215.0	$820.7	$2,605.5	$1,751.3
Product revenues - related party (Note 15)	78.9	12.8	139.5	17.7
Service revenues	98.8	95.7	194.4	192.9
Service revenues - related party (Note 15)	55.3	0.4	92.4	0.4
Total revenues	1,448.0	929.6	3,031.8	1,962.3

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,094.0	768.0	2,384.8	1,535.6
Product costs - related party (Note 15)	113.1	25.4	181.6	66.5
Service costs	6.1	3.8	11.2	8.9
Total costs of products/services sold	1,213.2	797.2	2,577.6	1,611.0

Operating expenses and other:
Operations and maintenance	46.6	25.8	89.0	58.6
General and administrative	26.5	22.8	69.9	41.5
Depreciation, amortization and accretion	80.6	58.8	155.4	118.0
(Gain) loss on long-lived assets, net	7.2	(0.3)	11.0	1.1
	160.9	107.1	325.3	219.2
Operating income	73.9	25.3	128.9	132.1
Earnings (loss) from unconsolidated affiliates, net	6.0	(27.1)	9.0	(130.8)
Interest and debt expense, net	(40.1)	(35.1)	(76.2)	(71.1)
Loss on modification/extinguishment of debt	—	(1.2)	—	(6.7)
Other income (expense), net	(0.1)	0.1	0.2	0.1
Income (loss) before income taxes	39.7	(38.0)	61.9	(76.4)
Provision for income taxes	(0.3)	(0.1)	(0.3)	—
Net income (loss)	39.4	(38.1)	61.6	(76.4)
Net income attributable to non-controlling partner	10.3	10.3	20.5	20.4
Net income (loss) attributable to Crestwood Equity Partners LP	29.1	(48.4)	41.1	(96.8)
Net income attributable to preferred units	15.0	15.0	30.0	30.0
Net income (loss) attributable to partners	$14.1	$(63.4)	$11.1	$(126.8)

Net income (loss) per limited partner unit: (Note 12)
Basic	$0.14	$(1.00)	$0.12	$(1.85)
Diluted	$0.14	$(1.00)	$0.11	$(1.85)
Weighted-average limited partners’ units outstanding:
Basic	98.0	63.5	92.0	68.4
Dilutive	4.6	—	4.7	—
Diluted	102.6	63.5	96.7	68.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)	—	—	33.8	930.0	930.0
Unit-based compensation charges	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	612.0	98.0	1,354.0	1,966.0
Distributions to partners	—	(15.0)	—	(64.2)	(79.2)
Unit-based compensation charges	—	—	—	8.6	8.6
Taxes paid for unit-based compensation vesting	—	—	—	(0.7)	(0.7)
Other	—	—	—	(0.4)	(0.4)
Net income	—	15.0	—	14.1	29.1
Balance at June 30, 2022	71.3	$612.0	98.0	$1,311.4	$1,923.4

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2020	71.3	$612.0	73.6	0.4	$1,043.4	$1,655.4
Crestwood Holdings Transactions (Note 11)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 11)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(15.0)	—	—	(46.4)	(61.4)
Unit-based compensation charges	—	—	1.1	—	3.7	3.7
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.1)	(8.1)
Other	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at March 31, 2021	71.3	612.0	62.8	—	655.6	1,267.6
Distributions to partners	—	(15.0)	—	—	(39.3)	(54.3)
Unit-based compensation charges	—	—	—	—	7.6	7.6
Taxes paid for unit-based compensation vesting	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	15.0	—	—	(63.4)	(48.4)
Balance at June 30, 2021	71.3	$612.0	62.8	—	$560.1	$1,172.1

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income (loss)	$61.6	$(76.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	155.4	118.0
Amortization of debt-related deferred costs and fair value adjustment	1.2	3.4
Unit-based compensation charges	17.2	9.9
Loss on long-lived assets, net	11.0	1.1
Loss on modification/extinguishment of debt	—	6.7
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.2)	141.1
Deferred income taxes	(0.1)	(0.1)
Other	(0.1)	0.1
Changes in operating assets and liabilities	6.0	89.7
Net cash provided by operating activities	252.0	293.5
Investing activities
Acquisition, net of cash acquired (Note 3)	(145.1)	—
Purchases of property, plant and equipment	(78.2)	(21.3)
Investments in unconsolidated affiliates	(15.0)	(10.2)
Capital distributions from unconsolidated affiliates	6.2	32.9
Net proceeds from sale of assets	25.7	0.5
Net cash provided by (used in) investing activities	(206.4)	1.9
Financing activities
Proceeds from the issuance of long-term debt	1,649.8	2,005.6
Payments on long-term debt	(1,470.8)	(1,866.8)
Payments on finance leases	(30.4)	(1.4)
Payments for deferred financing costs	(1.7)	(11.1)
Payments for Crestwood Holdings Transactions	—	(275.6)
Distributions to partners	(125.1)	(85.7)
Distributions to non-controlling partner	(20.7)	(19.6)
Distributions to preferred unitholders	(30.0)	(30.0)
Taxes paid for unit-based compensation vesting	(15.6)	(8.2)
Other	(0.6)	—
Net cash used in financing activities	(45.1)	(292.8)
Net change in cash	0.5	2.6
Cash at beginning of period	13.3	14.0
Cash at end of period	$13.8	$16.6

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$14.5	$(29.2)

Acquisition, net of cash acquired:
Current assets	$63.2	$—
Property, plant and equipment	1,264.4	—
Intangible assets	464.0	—
Goodwill	56.2	—
Current liabilities	(48.2)	—
Debt	(698.7)	—
Change in invested capital of Crestwood Equity Partners LP, net	(930.0)	—
Other liabilities	(25.8)	—
Total acquisition, net of cash acquired	$145.1	$—

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$13.3	$12.9
Accounts receivable, less allowance for doubtful accounts of $0.5 million and $0.6 million at June 30, 2022 and December 31, 2021	419.6	378.0
Inventory	168.3	156.5
Assets from price risk management activities	34.2	42.1
Assets held for sale, net	289.5	—
Prepaid expenses and other current assets	12.1	14.4
Total current assets	937.0	603.9
Property, plant and equipment	4,709.1	4,100.8
Less: accumulated depreciation	916.4	1,193.0
Property, plant and equipment, net	3,792.7	2,907.8
Intangible assets	1,590.1	1,126.1
Less: accumulated amortization	433.5	393.2
Intangible assets, net	1,156.6	732.9
Goodwill	194.8	138.6
Operating lease right-of-use assets, net	18.8	27.4
Investments in unconsolidated affiliates	164.8	155.8
Other non-current assets	4.0	4.8
Total assets	$6,268.7	$4,571.2
Liabilities and capital
Current liabilities:
Accounts payable	$404.1	$336.4
Accrued expenses and other liabilities	157.3	146.1
Liabilities from price risk management activities	82.3	114.6
Current portion of long-term debt	0.2	0.2
Total current liabilities	643.9	597.3
Long-term debt, less current portion	2,929.3	2,052.1
Other long-term liabilities	266.2	254.1
Deferred income taxes	1.1	0.8
Total liabilities	3,840.5	2,904.3
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.4	434.6
Partners’ capital	1,993.8	1,232.3
Total liabilities and capital	$6,268.7	$4,571.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$1,215.0	$820.7	$2,605.5	$1,751.3
Product revenues - related party (Note 15)	78.9	12.8	139.5	17.7
Service revenues	98.8	95.7	194.4	192.9
Service revenues - related party (Note 15)	55.3	0.4	92.4	0.4
Total revenues	1,448.0	929.6	3,031.8	1,962.3

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,094.0	768.0	2,384.8	1,535.6
Product costs - related party (Note 15)	113.1	25.4	181.6	66.5
Service costs	6.1	3.8	11.2	8.9
Total costs of product/services sold	1,213.2	797.2	2,577.6	1,611.0

Operating expenses and other:
Operations and maintenance	46.6	25.8	89.0	58.6
General and administrative	25.0	19.7	66.7	36.9
Depreciation, amortization and accretion	83.0	62.2	161.2	125.0
(Gain) loss on long-lived assets, net	60.5	(0.3)	64.3	1.1
	215.1	107.4	381.2	221.6
Operating income	19.7	25.0	73.0	129.7
Earnings (loss) from unconsolidated affiliates, net	6.0	(27.1)	9.0	(130.8)
Interest and debt expense, net	(40.1)	(35.1)	(76.2)	(71.1)
Loss on modification/extinguishment of debt	—	(1.2)	—	(6.7)
Income (loss) before income taxes	(14.4)	(38.4)	5.8	(78.9)
Provision for income taxes	(0.2)	(0.1)	(0.2)	—
Net income (loss)	(14.6)	(38.5)	5.6	(78.9)
Net income attributable to non-controlling partner	10.3	10.3	20.5	20.4
Net loss attributable to Crestwood Midstream Partners LP	$(24.9)	$(48.8)	$(14.9)	$(99.3)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation charges	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	2,092.4
Distributions to partners	(81.6)
Unit-based compensation charges	8.6
Taxes paid for unit-based compensation vesting	(0.7)
Net loss	(24.9)
Balance at June 30, 2022	$1,993.8

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	1,414.7
Distributions to partners	(61.4)
Unit-based compensation charges	7.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(48.8)
Balance at June 30, 2021	$1,312.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income (loss)	$5.6	$(78.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	161.2	125.0
Amortization of debt-related deferred costs and fair value adjustment	1.2	3.4
Unit-based compensation charges	17.2	9.9
Loss on long-lived assets, net	64.3	1.1
Loss on modification/extinguishment of debt	—	6.7
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.2)	141.1
Deferred income taxes	0.1	—
Other	(0.1)	0.1
Changes in operating assets and liabilities	5.9	88.8
Net cash provided by operating activities	255.2	297.2
Investing activities
Purchases of property, plant and equipment	(77.5)	(21.3)
Investments in unconsolidated affiliates	(15.0)	(10.2)
Capital distributions from unconsolidated affiliates	6.2	32.9
Net proceeds from sale of assets	25.7	0.5
Net cash provided by (used in) investing activities	(60.6)	1.9
Financing activities
Proceeds from the issuance of long-term debt	1,649.8	2,005.6
Payments on long-term debt	(1,470.8)	(1,866.8)
Payments on finance leases	(30.4)	(1.4)
Payments for deferred financing costs	(1.7)	(11.1)
Contribution from partner	14.9	—
Distributions to partners	(319.7)	(395.4)
Distributions to non-controlling partner	(20.7)	(19.6)
Taxes paid for unit-based compensation vesting	(15.6)	(8.2)
Net cash used in financing activities	(194.2)	(296.9)
Net change in cash	0.4	2.2
Cash at beginning of period	12.9	13.7
Cash at end of period	$13.3	$15.9
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$14.5	$(29.2)

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Supplemental schedule of non-cash financing activities
Non-cash contribution:
Current assets	$63.2	$—
Property, plant and equipment	1,264.4	—
Intangible assets	464.0	—
Goodwill	56.2	—
Current liabilities	(48.2)	—
Debt	(698.7)	—
Other liabilities	(25.8)	—
Total non-cash contribution	$1,075.1	$—

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2022. The financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, is unaudited. The consolidated balance sheets as of December 31, 2021 were derived from the audited balance sheets filed in our 2021 Annual Report on Form 10-K.

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

Note 3 – Acquisition and Divestitures

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

We accounted for the Merger as a business combination using the acquisition method of accounting. In addition, the purchase accounting reflects the adoption of Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) during the six months ended June 30, 2022. The financial results of Oasis Midstream’s Williston Basin operations are included in our gathering and processing north segment and Oasis Midstream’s Delaware Basin operations are included in our gathering and processing south segment from the date of acquisition. During the six months ended June 30, 2022, we recognized approximately $18.7 million of transaction costs related to the Merger, which are included in general and administrative expenses in our consolidated statements of operations.

The fair value of the assets acquired and liabilities assumed were determined primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 12%. Certain fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm. We estimated the fair value of the senior notes assumed based on quoted market prices for similar issuances which are considered Level 2 fair value measurements.

The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash	$14.9
Other current assets	63.2
Property, plant and equipment	1,264.4
Intangible assets	464.0
Total assets acquired	1,806.5
Current liabilities	48.2
Long-term debt(1)	698.7
Other long-term liabilities(2)	25.8
Total liabilities assumed	772.7
Net assets acquired excluding goodwill	1,033.8
Goodwill	56.2
Net assets acquired	$1,090.0

(1)    Consists of approximately $218 million outstanding borrowings under the Oasis Midstream credit facility, which was immediately repaid upon the closing of the Merger and approximately $450 million of unsecured senior notes and the related fair value adjustment of approximately $30.7 million. For a further discussion of the long-term debt assumed in conjunction with the Merger, see Note 8.
(2)    Consists primarily of liabilities for asset retirement obligations of approximately $16.1 million.

The identifiable intangible assets primarily consist of customer accounts with Oasis Petroleum and other customers with a weighted-average remaining life of 20 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations. We reflected approximately $48.8 million of goodwill in our gathering and processing north segment and approximately $7.4 million in our gathering and processing south segment.

Our consolidated statements of operations include the results of Oasis Midstream since February 1, 2022, the closing date of the Merger. During the three and six months ended June 30, 2022, we recognized approximately $97.5 million and $164.3 million of revenues and $32.8 million and $56.3 million of net income related to Oasis Midstream’s operations.

The tables below present selected unaudited pro forma information as if the Merger had occurred on January 1, 2021 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the Merger had been completed as of the date indicated. The amounts were calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the reporting period. The pro forma net income (loss) also includes the net effects of interest expense on incremental borrowings, repayments of long-term debt and amortization of the fair value adjustment to long-term debt.

Crestwood Equity

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
Revenues	$1,024.9	$3,066.4	$2,157.9
Net income (loss)	$(15.5)	$67.8	$(31.1)
Net income (loss) per limited partner unit:
Basic	$(0.42)	$0.18	$(0.80)
Diluted	$(0.42)	$0.17	$(0.80)

Crestwood Midstream

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
Revenues	$1,024.9	$3,066.4	$2,157.9
Net income (loss)	$(15.9)	$11.8	$(33.6)

Divestitures

On July 1, 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC for approximately $290 million, including working capital adjustments. As a result of the sale, we reflected these assets as current assets held for sale, net, on our consolidated balance sheets at June 30, 2022. Crestwood Midstream recorded a loss on long-lived assets of approximately $53.3 million during the three months ended June 30, 2022 for the difference between the historical carrying value of the net assets and liabilities to be sold and the proceeds received from the sale. Crestwood Equity’s historical carrying value of the property, plant and equipment related to our Barnett Shale assets was less than the anticipated sales proceeds due to historical impairments previously recorded on the property, plant and equipment by Crestwood Equity and as a result, Crestwood Equity did not record a gain or loss on long-lived assets during the three and six months ended June 30, 2022 related to the reclassification of these net assets as current assets held for sale. The current assets held for sale at Crestwood Midstream were recorded at fair value based on the sales proceeds, which is a Level 3 fair value measurement. For a further description of our assets in the Barnett Shale, which are included in our gathering and processing south segment, see our 2021 Annual Report on Form 10-K. During the three months ended June 30, 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the sale of parts inventory related to our legacy Granite Wash operations.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
CMLP
Accrued expenses	$49.2	$66.3
Accrued property taxes	5.2	4.4
Income tax payable	0.1	0.4
Interest payable	40.8	30.6
Accrued additions to property, plant and equipment	38.0	17.4
Operating leases	9.5	13.2
Finance leases	2.2	1.7
Contract liabilities	11.9	10.7
Asset retirement obligations	0.4	1.4
Total CMLP accrued expenses and other liabilities	$157.3	$146.1
CEQP
Accrued expenses	1.2	0.9
Income tax payable	0.1	0.1
Total CEQP accrued expenses and other liabilities	$158.6	$147.1

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
CMLP
Contract liabilities	$203.7	$187.1
Operating leases	13.8	19.4
Asset retirement obligations	35.0	34.8
Other	13.7	12.8
Total CMLP other long-term liabilities	$266.2	$254.1
CEQP
Other	1.8	4.6
Total CEQP other long-term liabilities	$268.0	$258.7

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Crestwood Permian Basin Holdings LLC(1)	$118.4	$116.1	$4.8	$1.0	$7.4	$0.2
Tres Palacios Holdings LLC(2)	43.2	36.2	1.3	(0.1)	1.9	9.2
Powder River Basin Industrial Complex, LLC(3)	3.2	3.5	(0.1)	—	(0.3)	0.1
Stagecoach Gas Services LLC(4)	—	—	—	(28.0)	—	(140.3)
Total	$164.8	$155.8	$6.0	$(27.1)	$9.0	$(130.8)

(1)As of June 30, 2022, our equity in the underlying net assets of Crestwood Permian Basin Holdings LLC (Crestwood Permian) exceeded our investment balance by $8.2 million, and this excess amount is not subject to amortization. Our Crestwood Permian investment is included in our gathering and processing south segment. On July 11, 2022, we acquired the remaining 50% equity interest in Crestwood Permian. See Note 16 for a further discussion of this acquisition.
(2)As of June 30, 2022, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $20.9 million. During both the three and six months ended June 30, 2022 and 2021, we recorded amortization of approximately $0.3 million and $0.6 million, respectively, related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and logistics segment.
(3)As of June 30, 2022, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(4)In 2021, we and Con Edison Gas Pipeline and Storage Northeast, LLC each sold our 50% equity interest in our Stagecoach Gas Services LLC (Stagecoach Gas) equity investment to a subsidiary of Kinder Morgan, Inc. During the three and six months ended June 30, 2021, we recorded a $35.5 million and $155.4 million reduction in our equity earnings from unconsolidated affiliates related to losses recorded by us and our Stagecoach Gas equity investment associated with the sale, which also eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas. In addition, our earnings from unconsolidated affiliates during the three and six months ended June 30, 2021, were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the sale, which were paid by us in July 2021 on behalf of Stagecoach Gas. Our Stagecoach Gas investment was previously included in our storage and logistics segment.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Crestwood Permian	$13.6	$5.5	$8.5	$3.3
Tres Holdings	1.4	10.6	6.5	6.9
PRBIC	—	0.1	—	—
Stagecoach Gas	—	27.0	—	—
Total	$15.0	$43.2	$15.0	$10.2

(1)    In July 2022, we received cash distributions from Crestwood Permian and Tres Holdings of approximately $5.9 million and $3.4 million, respectively. In July 2022, we made a cash contribution of $75.0 million to Crestwood Permian prior to the acquisition of the remaining 50% equity interest in Crestwood Permian, which is further discussed in Note 16. In July 2022, we made a cash contribution of $0.3 million to Tres Holdings.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenues	$108.8	$52.7	$311.0	$167.5
Loss reflected in product costs	$(3.7)	$(33.3)	$(51.3)	$(41.4)

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	June 30, 2022		December 31, 2021
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	60.3	62.8	71.6	75.8
Natural gas (Bcf)	42.4	48.6	31.9	43.4

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

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	June 30, 2022	December 31, 2021
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$53.9	$57.9
Broker-related net derivative asset position	$67.4	$104.8
Broker-related cash collateral received	$45.6	$76.8
Cash collateral (paid) received, net	$(2.8)	$11.4
(1)At June 30, 2022 and December 31, 2021, we posted $11.7 million and $1.5 million of collateral associated with these derivatives.

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

Financial Assets and Liabilities

As of June 30, 2022 and December 31, 2021, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$42.5	$512.2	$—	$554.7	$(474.5)	$(46.0)	$34.2
Other investments(2)	2.3	—	—	2.3	—	—	2.3
Total assets at fair value	$44.8	$512.2	$—	$557.0	$(474.5)	$(46.0)	$36.5

Liabilities
Liabilities from price risk management	$55.6	$504.4	$—	$560.0	$(474.5)	$(3.2)	$82.3
Total liabilities at fair value	$55.6	$504.4	$—	$560.0	$(474.5)	$(3.2)	$82.3

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$33.3	$695.6	$—	$728.9	$(607.4)	$(79.4)	$42.1
Other investments(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$35.5	$695.6	$—	$731.1	$(607.4)	$(79.4)	$44.3

Liabilities
Liabilities from price risk management	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6
Total liabilities at fair value	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facility

The fair value of the amounts outstanding under our Crestwood Midstream credit facility approximates the carrying amounts as of June 30, 2022 and December 31, 2021, due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$497.1	$471.1	$496.5	$511.9
2027 Senior Notes	$594.8	$537.0	$594.2	$615.0
February 2029 Senior Notes	$691.5	$614.5	$690.8	$727.3
April 2029 Senior Notes(1)	$478.9	$420.3	$—	$—
(1)Represents $450 million of unsecured senior notes assumed in conjunction with the merger with Oasis Midstream discussed in Note 3, and the related net fair value adjustment which is further described in Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Credit Facility	$679.0	$282.0
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	—
April 2029 Senior Notes fair value adjustment, net	28.9	—
Other(1)	0.2	0.2
Less: deferred financing costs, net	28.6	29.9
Total debt	2,929.5	2,052.3
Less: current portion	0.2	0.2
Total long-term debt, less current portion	$2,929.3	$2,052.1

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.50 to 1.0. At June 30, 2022, the net debt to consolidated EBITDA ratio was approximately 3.69 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 5.02 to 1.0, and the senior secured leverage ratio was 0.86 to 1.0.

At June 30, 2022, Crestwood Midstream had $812.2 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At June 30, 2022 and December 31, 2021, Crestwood Midstream’s outstanding standby letters of credit were $8.8 million and $6.3 million. Borrowings under the credit facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 2.98% and 5.50% at June 30, 2022 and 1.90% and 4.00% at December 31, 2021. The weighted-average interest rate on outstanding borrowings as of June 30, 2022 and December 31, 2021 was 3.64% and 1.91%.

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

April 2029 Senior Notes. In February 2022, in conjunction with the merger with Oasis Midstream, we assumed $450 million of 8.00% unsecured senior notes due 2029 (the April 2029 Senior Notes) and we recorded a fair value adjustment of approximately $30.7 million related to the senior notes. During the three and six months ended June 30, 2022, we recorded a reduction to our interest and debt expense of approximately $1.1 million and $1.8 million related to the amortization of the fair value adjustment. The April 2029 Senior Notes will mature on April 1, 2029, and interest is payable semi-annually on April 1 and October 1 of each year.

2023 Senior Note Repayments. During the six months ended June 30, 2021, we redeemed $687.2 million of principal outstanding under our senior notes due in 2023. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $1.2 million and $6.7 million during the three and six months ended June 30, 2021, and paid approximately $8.6 million of accrued interest on our senior notes due in 2023 on the dates they were repurchased. During 2021, we repaid all amounts outstanding under our senior notes due 2023 and funded the repayment using a portion of the proceeds from the issuance of the February 2029 Senior Notes and borrowings under the CMLP credit facility.

Note 9 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Since the lawsuit was filed, we have paid Linde approximately $22.7 million related to this matter (including approximately $3.2 million paid during the six months ended June 30, 2022). Linde claims remaining unpaid invoices of approximately $33 million, along with other damages.

A jury trial related to this lawsuit concluded on June 17, 2022, at which the jury awarded Linde damages which we estimate to be approximately $29.7 million, including a potential pre-judgment interest award. A final judgment has not been rendered in the trial, and we are evaluating our potential legal options related to the potential judgment. We have insurance coverage related to certain litigation-related interest awards but have not recorded a receivable related to any potential insurance recovery at June 30, 2022. We are unable to predict the final outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2022 and December 31, 2021, we had approximately $30.0 million and $16.8 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

At June 30, 2022 and December 31, 2021, our accrual of approximately $0.9 million and $1.0 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $0.9 million to $1.7 million at June 30, 2022.

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

	CEQP		CMLP
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Self-insurance reserves(1)	$5.3	$5.5	$4.3	$4.7
(1)At June 30, 2022, CEQP and CMLP classified approximately $3.5 million and $2.9 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Guarantees and Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2022 and December 31, 2021, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$18.8	$27.4

Accrued expenses and other liabilities	$9.5	$13.2
Other long-term liabilities	13.8	19.4
Total operating lease liabilities	$23.3	$32.6
Finance Leases
Property, plant and equipment	$15.1	$12.3
Less: accumulated depreciation	10.9	9.2
Property, plant and equipment, net	$4.2	$3.1

Accrued expenses and other liabilities	$2.2	$1.7
Other long-term liabilities	1.9	1.2
Total finance lease liabilities	$4.1	$2.9

Lease expense. Our operating lease expense, net totaled $2.3 million and $4.3 million for the three months ended June 30, 2022 and 2021 and $5.8 million and $9.1 million for the six months ended June 30, 2022 and 2021. Our finance lease expense totaled $0.9 million for both the three months ended June 30, 2022 and 2021 and $1.8 million for both the six months ended June 30, 2022 and 2021.

Other. During March 2022, we exercised an option to purchase crude oil railcars under certain of our operating leases as a result of our plan to exit our crude oil railcar operations. In April 2022, we sold the crude oil railcars to a third party for approximately $24.7 million and we recognized a loss on the sale of approximately $0.1 million and $4.1 million during the three and six months ended June 30, 2022.

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

In March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings LLC (Crestwood Holdings) for approximately $268 million (Crestwood Holdings Transactions). CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021. This transaction resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. In addition, in conjunction with this transaction, CEQP eliminated approximately $2.4 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners’ capital in its consolidated statements of partners’ capital during the first quarter of 2021. Transaction costs related to this transaction of approximately $7.6 million are reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the first quarter of 2021.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2022 and 2021 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
May 6, 2022	May 13, 2022	$0.655	64.2
			$125.1
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
			$85.7

On July 14, 2022, we declared a distribution of $0.655 per limited partner unit to be paid on August 12, 2022 to unitholders of record on August 5, 2022 with respect to the quarter ended June 30, 2022.

Preferred Unitholders. During the six months ended June 30, 2022 and 2021, we paid cash distributions to our preferred unitholders of approximately $30 million in both periods. On July 14, 2022, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15 million with respect to the quarter ended June 30, 2022.

Crestwood Midstream

During the six months ended June 30, 2022 and 2021, Crestwood Midstream paid cash distributions of $319.7 million and $395.4 million to its partners.

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

The following table shows the change in our non-controlling interest in subsidiary at June 30, 2022 and 2021 (in millions):

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(20.7)
Net income attributable to non-controlling partner	20.5
Balance at June 30, 2022	$434.4

Balance at December 31, 2020	$432.7
Distributions to non-controlling partner	(19.6)
Net income attributable to non-controlling partner	20.4
Balance at June 30, 2021	$433.5

In July 2022, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million with respect to the quarter ended June 30, 2022.

Other

In February 2022, Crestwood Equity issued 177,025 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2022, we had total unamortized compensation expense of approximately $4.2 million related to these performance units. During the three and six months ended June 30, 2022, we recognized compensation expense of $0.5 million and $0.7 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

During the six months ended June 30, 2022, 206,017 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 526,322 common units during the six months ended June 30, 2022 related to those performance units.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Preferred units(1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	—	3.6	—	3.6
Unit-based compensation performance units(1)	—	0.1	—	0.1
Subordinated units(2)	—	—	—	0.2
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units, see our 2021 Annual Report on Form 10-K.
(2)In March 2021, CEQP retired its subordinated units. For additional information regarding the retirement of the subordinated units, see Note 11.

The following table shows Crestwood Equity’s common unitholders’ interest in net income (loss) and weighted-average limited partner units used in computing basic and diluted net income (loss) per limited partner unit for the three and six months ended ended June 30, 2022 and 2021 (in millions, except for per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common unitholders’ interest in net income (loss)	$14.1	$(63.4)	$11.1	$(126.8)
Diluted net income (loss)	$14.1	$(63.4)	$11.1	$(126.8)

Weighted-average limited partners’ units outstanding - basic	98.0	63.5	92.0	68.4
Dilutive effect of Crestwood Niobrara preferred units	4.5	—	4.5	—
Dilutive effect of stock-based compensation performance units	0.1	—	0.2	—
Weighted-average limited partners’ units outstanding - diluted	102.6	63.5	96.7	68.4

Net income (loss) per limited partner unit:
Basic	$0.14	$(1.00)	$0.12	$(1.85)
Diluted	$0.14	$(1.00)	$0.11	$(1.85)

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

Below is a reconciliation of CEQP’s and CMLP’s net income (loss) to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net income (loss)	$39.4	$(38.1)	$61.6	$(76.4)	$(14.6)	$(38.5)	$5.6	$(78.9)
Add:
Interest and debt expense, net	40.1	35.1	76.2	71.1	40.1	35.1	76.2	71.1
Loss on modification/extinguishment of debt	—	1.2	—	6.7	—	1.2	—	6.7
Provision for income taxes	0.3	0.1	0.3	—	0.2	0.1	0.2	—
Depreciation, amortization and accretion	80.6	58.8	155.4	118.0	83.0	62.2	161.2	125.0
EBITDA	$160.4	$57.1	$293.5	$119.4	$108.7	$60.1	$243.2	$123.9

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2022 and 2021 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2021 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $4.9 million and $48.1 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended June 30, 2022 and 2021 and $9.5 million and $177.5 million for the six months ended June 30, 2022 and 2021.

Segment EBITDA Information

	Three Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$279.4	$35.3	$1,133.3	$—	$1,448.0
Intersegment revenues	151.6	—	(151.6)	—	—
Costs of product/services sold	250.8	0.6	961.8	—	1,213.2
Operations and maintenance expense	27.5	7.6	11.5	—	46.6
General and administrative expense	—	—	—	25.0	25.0
Loss on long-lived assets, net	—	(60.4)	(0.1)	—	(60.5)
Earnings from unconsolidated affiliates, net	—	4.8	1.2	—	6.0
Crestwood Midstream EBITDA	$152.7	$(28.5)	$9.5	$(25.0)	$108.7
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Elimination of loss on long-lived assets(1)	—	53.3	—	—	53.3
Other expense, net	—	—	—	(0.1)	(0.1)
Crestwood Equity EBITDA	$152.7	$24.8	$9.5	$(26.6)	$160.4

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Note 3.

	Three Months Ended June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$148.6	$24.7	$756.3	$—	$929.6
Intersegment revenues	84.2	—	(84.2)	—	—
Costs of product/services sold	120.5	0.1	676.6	—	797.2
Operations and maintenance expense	9.0	5.7	11.1	—	25.8
General and administrative expense	—	—	—	19.7	19.7
Gain on long-lived assets, net	0.3	—	—	—	0.3
Earnings (loss) from unconsolidated affiliates, net	—	1.0	(28.1)	—	(27.1)
Crestwood Midstream EBITDA	$103.6	$19.9	$(43.7)	$(19.7)	$60.1
Crestwood Equity
General and administrative expense	—	—	—	3.1	3.1
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$103.6	$19.9	$(43.7)	$(22.7)	$57.1

	Six Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$514.6	$66.0	$2,451.2	$—	$3,031.8
Intersegment revenues	279.0	—	(279.0)	—	—
Costs of product/services sold	456.4	—	2,121.2	—	2,577.6
Operations and maintenance expense	51.2	14.3	23.5	—	89.0
General and administrative expense	—	—	—	66.7	66.7
Loss on long-lived assets, net	—	(60.2)	(4.1)	—	(64.3)
Earnings from unconsolidated affiliates, net	—	7.4	1.6	—	9.0
Crestwood Midstream EBITDA	$286.0	$(1.1)	$25.0	$(66.7)	$243.2
Crestwood Equity
General and administrative expense	—	—	—	3.2	3.2
Elimination of loss on long-lived assets(1)	—	53.3	—	—	53.3
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$286.0	$52.2	$25.0	$(69.7)	$293.5

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Note 3.

	Six Months Ended June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$278.4	$49.3	$1,634.6	$—	$1,962.3
Intersegment revenues	189.5	—	(189.5)	—	—
Costs of product/services sold	236.7	0.4	1,373.9	—	1,611.0
Operations and maintenance expense	24.1	12.0	22.5	—	58.6
General and administrative expense	—	—	—	36.9	36.9
Gain (loss) on long-lived assets, net	0.1	(1.3)	0.1	—	(1.1)
Earnings (loss) from unconsolidated affiliates, net	—	0.2	(131.0)	—	(130.8)
Crestwood Midstream EBITDA	$207.2	$35.8	$(82.2)	$(36.9)	$123.9
Crestwood Equity
General and administrative expense	—	—	—	4.6	4.6
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$207.2	$35.8	$(82.2)	$(41.4)	$119.4

Other Segment Information

	CEQP		CMLP
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Total Assets
Gathering and Processing North	$4,082.7	$2,408.0	$4,082.7	$2,408.0
Gathering and Processing South	1,006.2	886.5	1,077.9	1,017.4
Storage and Logistics	1,091.7	1,125.1	1,091.7	1,125.1
Corporate	22.2	26.1	16.4	20.7
Total Assets	$6,202.8	$4,445.7	$6,268.7	$4,571.2

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $386.4 million and $331.0 million at June 30, 2022 and December 31, 2021, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 15 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2022	December 31, 2021
Contract assets (non-current)	$1.1	$1.3
Contract liabilities (current)(1)	$11.9	$10.7
Contract liabilities (non-current)(1)	$203.7	$187.1

(1)During the three and six months ended June 30, 2022, we recognized revenues of approximately $3.7 million and $7.2 million that were previously included in contract liabilities at December 31, 2021. The remaining change in our contract liabilities during the three and six months ended June 30, 2022 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2022 (in millions):

Remainder of 2022	$47.6
2023	70.4
2024	45.8
2025	3.2
2026	0.5
Thereafter	1.3
Total	$168.8

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2022 and 2021 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$32.9	$24.5	$—	$—	$57.4
Crude oil	14.1	1.9	—	—	16.0
Water	41.2	3.3	—	—	44.5
Processing
Natural gas	19.7	1.2	—	—	20.9
Compression
Natural gas	—	3.1	—	—	3.1
Storage
Crude oil	0.6	—	0.3	(0.1)	0.8
NGLs	—	—	1.9	—	1.9
Pipeline
Crude oil	—	—	0.4	—	0.4
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	1.5	0.3	—	(0.1)	1.7
NGLs	—	—	5.5	—	5.5
Product Sales
Natural gas	95.6	0.6	160.9	(73.5)	183.6
Crude oil	145.9	—	393.5	(12.9)	526.5
NGLs	77.5	—	461.2	(65.0)	473.7
Water	1.3	—	—	—	1.3
Other	0.4	—	—	—	0.4
Total Topic 606 revenues	430.7	34.9	1,023.8	(151.6)	1,337.8
Non-Topic 606 revenues	0.3	0.4	109.5	—	110.2
Total revenues	$431.0	$35.3	$1,133.3	$(151.6)	$1,448.0

	Three Months Ended June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$13.6	$19.7	$—	$—	$33.3
Crude oil	18.4	—	—	—	18.4
Water	22.7	—	—	—	22.7
Processing
Natural gas	6.1	1.2	—	—	7.3
Compression
Natural gas	—	3.7	—	—	3.7
Storage
Crude oil	0.1	—	0.1	(0.1)	0.1
NGLs	—	—	2.4	—	2.4
Pipeline
Crude oil	—	—	0.6	—	0.6
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	0.4	—	—	—	0.4
NGLs	—	—	4.2	—	4.2
Rail Loading
Crude oil	—	—	1.2	—	1.2
Product Sales
Natural gas	26.7	0.1	44.3	(26.8)	44.3
Crude oil	101.7	—	344.4	(14.7)	431.4
NGLs	42.9	—	304.8	(42.6)	305.1
Other	—	—	0.7	—	0.7
Total Topic 606 revenues	232.6	24.7	702.8	(84.2)	875.9
Non-Topic 606 revenues	0.2	—	53.5	—	53.7
Total revenues	$232.8	$24.7	$756.3	$(84.2)	$929.6

	Six Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$58.8	$46.9	$—	$—	$105.7
Crude oil	28.9	2.9	—	—	31.8
Water	75.9	5.5	—	—	81.4
Processing
Natural gas	34.1	2.3	—	—	36.4
Compression
Natural gas	—	6.6	—	—	6.6
Storage
Crude oil	1.1	—	0.3	(0.2)	1.2
NGLs	—	—	4.7	—	4.7
Pipeline
Crude oil	—	—	0.9	—	0.9
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	2.7	0.4	—	(0.1)	3.0
NGLs	—	—	11.3	—	11.3
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	159.5	0.9	259.6	(125.6)	294.4
Crude oil	274.0	—	767.5	(24.1)	1,017.4
NGLs	154.4	—	1,093.9	(129.0)	1,119.3
Water	2.9	—	—	—	2.9
Other	0.6	—	0.3	—	0.9
Total Topic 606 revenues	792.9	65.5	2,139.0	(279.0)	2,718.4
Non-Topic 606 revenues	0.7	0.5	312.2	—	313.4
Total revenues	$793.6	$66.0	$2,451.2	$(279.0)	$3,031.8

	Six Months Ended June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$26.8	$37.9	$—	$—	$64.7
Crude oil	39.1	—	—	—	39.1
Water	44.7	—	—	—	44.7
Processing
Natural gas	11.9	2.4	—	—	14.3
Compression
Natural gas	—	8.4	—	—	8.4
Storage
Crude oil	0.2	—	0.3	(0.2)	0.3
NGLs	—	—	6.1	—	6.1
Pipeline
Crude oil	—	—	1.4	—	1.4
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	1.1	—	—	—	1.1
NGLs	—	—	8.4	—	8.4
Rail Loading
Crude oil	—	—	2.2	—	2.2
Product Sales
Natural gas	69.0	0.6	139.9	(69.0)	140.5
Crude oil	191.7	—	595.6	(37.4)	749.9
NGLs	83.2	—	710.8	(82.9)	711.1
Other	—	—	0.9	—	0.9
Total Topic 606 revenues	467.7	49.3	1,465.7	(189.5)	1,793.2
Non-Topic 606 revenues	0.2	—	168.9	—	169.1
Total revenues	$467.9	$49.3	$1,634.6	$(189.5)	$1,962.3

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects.

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of our strategic transactions with Crestwood Holdings in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. During the six months ended June 30, 2021, we paid approximately $0.5 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. In addition, during the six months ended June 30, 2021, Crestwood Holdings allocated a $4.6 million reduction of unit-based compensation charges to CEQP and CMLP. Also, CEQP allocated approximately $0.2 million of its general and administrative costs to Crestwood Holdings during the six months ended June 30, 2021.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2021 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues at CEQP and CMLP(1)	$134.2	$13.2	$231.9	$18.1
Costs of product/services sold at CEQP and CMLP(2)	$113.1	$25.4	$181.6	$66.5
Operations and maintenance expenses at CEQP and CMLP charged to our unconsolidated affiliates(3)	$5.0	$6.0	$9.8	$11.7
General and administrative expenses charged by CEQP to CMLP, net(4)	$7.5	$6.6	$15.0	$12.5
General and administrative expenses at CEQP and CMLP(5)	$0.4	$—	$1.3	$—

(1)Includes (i) $2.0 million and $3.6 million during the three and six months ended June 30, 2022 and $13.2 million and $18.1 million during the three and six months ended June 30, 2021 related to the sale of NGLs to a subsidiary of Crestwood Permian; (ii) $0.7 million and $1.2 million during the three and six months ended June 30, 2022 related to compressor leases with a subsidiary of Crestwood Permian; (iii) $76.9 million and $135.9 million during the three and six months ended June 30, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Oasis Petroleum; and (iv) $54.6 million and $91.2 million during the three and six months ended June 30, 2022 primarily related to gathering and processing services under agreements with a subsidiary of Oasis Petroleum.
(2)Includes (i) $71.4 million and $107.6 million during the three and six months ended June 30, 2022 and $14.8 million and $45.1 million during the three and six months ended June 30, 2021 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (ii) $0.5 million and $1.4 million during the three and six months ended June 30, 2022 and $0.3 million and $11.1 million during the three and six months ended June 30, 2021 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; (iii) $41.2 million and $72.6 million during the three and six months ended June 30, 2022 primarily related to purchases of NGLs from a subsidiary of Oasis Petroleum; and (iv) $10.3 million during both the three and six months ended June 30, 2021 related to purchases of NGLs from Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and six months ended June 30, 2022, we charged $1.1 million and $2.3 million to Tres Holdings and $3.9 million and $7.5 million to Crestwood Permian. During the three and six months ended June 30, 2021, we charged $1.6 million and $3.3 million to Stagecoach Gas, $1.2 million and $2.4 million to Tres Holdings, and $3.2 million and $6.0 million to Crestwood Permian.
(4)Includes $8.6 million and $17.2 million of unit-based compensation charges allocated from CEQP to CMLP during the three and six months ended June 30, 2022 and $7.6 million and $14.5 million for the three and six months ended June 30, 2021. In addition, includes $1.1 million and $2.2 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2022 and $1.0 million and $2.0 million for the three and six months ended June 30, 2021.
(5)Represents general and administrative expenses related to a transition services agreement with Oasis Petroleum.

The following table shows balances with our affiliates which are reflected in our consolidated balance sheets (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable at CEQP and CMLP	$72.6	$8.2
Accounts payable at CEQP and CMLP	$32.6	$12.0

Note 16 – Subsequent Events

Sendero Acquisition. On July 11, 2022, we acquired Sendero Midstream Partners, LP (Sendero), a privately-held midstream company, for approximately $600 million (Sendero Acquisition). Sendero’s assets are located in Eddy County, New Mexico and are comprised of 350 million cubic feet per day (MMcf/d) of processing capacity, approximately 140 miles of natural gas gathering lines and more than 53,000 horsepower of field gathering compression. We will account for the Sendero Acquisition as a business combination using the acquisition method of accounting. We are completing our analysis of the purchase price consideration and estimating the fair value of the assets acquired and liabilities assumed in connection with the Sendero Acquisition, which is primarily comprised of property, plant and equipment, intangible assets, and goodwill, however, due to the timing of the acquisition, we are unable to provide amounts recognized as of the acquisition date for these major classes of assets and liabilities acquired. During the three and six months ended June 30, 2022, we recognized approximately $0.9 million of transaction costs related to the Sendero Acquisition, which are included in general and administrative expenses in our consolidated statements of operations.

Crestwood Permian Acquisition. On July 11, 2022 we acquired First Reserve Management, L.P.’s (First Reserve) 50% equity interest in Crestwood Permian in exchange for approximately 11.3 million newly issued CEQP common units (Crestwood Permian Acquisition). The acquisition of this equity interest results in us owning 100% of the equity interests in Crestwood

Permian and we anticipate that we will consolidate Crestwood Permian beginning in July 2022. We will account for the Crestwood Permian Acquisition as a business combination using the acquisition method of accounting. We are completing our analysis of the purchase price consideration and estimating the fair value of the assets acquired and liabilities assumed in connection with the Crestwood Permian Acquisition, which is primarily comprised of property, plant and equipment, intangible assets, goodwill, an equity method investment and long-term debt, however, due to the timing of the acquisition, we are unable to provide amounts recognized as of the acquisition date for these major classes of assets and liabilities acquired. During the three and six months ended June 30, 2022, we recognized approximately $0.2 million of transaction costs related to the Crestwood Permian Acquisition, which are included in general and administrative expenses in our consolidated statements of operations.

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

We continue to drive our long-term growth strategy through disciplined capital investments utilizing our current financial flexibility, and on February 1, 2022, we acquired Oasis Midstream in an equity and cash transaction valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum received $150 million in cash plus 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Oasis Petroleum received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. This transaction further solidifies Crestwood’s competitive position in the Williston Basin with exposure to approximately 1,200 drilling locations and 535,000 dedicated acres and expands the Company’s relationship with Oasis Petroleum. Additionally, Oasis Midstream’s Wild Basin gathering and processing assets are highly complementary with our Arrow gathering system and Bear Den processing facility which provides for immediate opportunities to drive cost savings and commercial synergies and better utilization of available gas processing capacity.

In July 2022, we completed a series of strategic transactions including (i) the acquisition of Sendero for $600 million, (ii) the acquisition of First Reserve’s 50% equity interest in Crestwood Permian in exchange for 11.3 million CEQP common units, and (iii) the divestiture of our Barnett Shale assets for approximately $290 million. The Sendero Acquisition adds more than 75,000 dedicated acres and over 1,200 drilling locations in the Delaware Basin. In addition, Sendero’s assets are highly complementary to Crestwood Permian’s Willow Lake system and can be integrated with minimal capital investment, enabling the Company to capture substantial cost and commercial synergies and will result in approximately 550 MMcf/d of processing capacity. The acquisition of Sendero and First Reserve’s 50% equity interest in the Crestwood Permian joint venture significantly increases the Company’s position in the Delaware Basin.

The divestiture of the Cowtown, Lake Arlington and Alliance systems will represent a full exit of our operations in the Barnett Shale and allows the Company to focus on building and optimizing its gathering and processing positions in the Williston, Delaware and Powder River Basins which best positions the Company to deliver long-term value to its unitholders.

In addition to the strategic transactions discussed above, we have also taken steps to (i) minimize capital expenditures to better align with development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe the Company is well positioned to execute its business plan.

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

The Oasis Midstream Wild Basin gathering system connects to the Arrow system and is capable of transporting all of its volumes to the Arrow system. The Arrow gathering system currently connects to the DAPL, Kinder Morgan Hiland, Tesoro and True Companies’ Bridger Four Bears pipelines, providing significant downstream delivery capacity for our Arrow and Wild Basin customers. Additionally, we can transport Arrow and Wild Basin crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact of any potential pipeline shut-downs to our producers with the ability to access multiple markets out of the basin.

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

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$1,448.0	$929.6	$3,031.8	$1,962.3	$1,448.0	$929.6	$3,031.8	$1,962.3
Costs of product/services sold	1,213.2	797.2	2,577.6	1,611.0	1,213.2	797.2	2,577.6	1,611.0
Operations and maintenance expense	46.6	25.8	89.0	58.6	46.6	25.8	89.0	58.6
General and administrative expense	26.5	22.8	69.9	41.5	25.0	19.7	66.7	36.9
Depreciation, amortization and accretion	80.6	58.8	155.4	118.0	83.0	62.2	161.2	125.0
(Gain) loss on long-lived assets, net	7.2	(0.3)	11.0	1.1	60.5	(0.3)	64.3	1.1
Operating income	73.9	25.3	128.9	132.1	19.7	25.0	73.0	129.7
Earnings (loss) from unconsolidated affiliates, net	6.0	(27.1)	9.0	(130.8)	6.0	(27.1)	9.0	(130.8)
Interest and debt expense, net	(40.1)	(35.1)	(76.2)	(71.1)	(40.1)	(35.1)	(76.2)	(71.1)
Loss on modification/extinguishment of debt	—	(1.2)	—	(6.7)	—	(1.2)	—	(6.7)
Other income (expense), net	(0.1)	0.1	0.2	0.1	—	—	—	—
Provision for income taxes	(0.3)	(0.1)	(0.3)	—	(0.2)	(0.1)	(0.2)	—
Net income (loss)	39.4	(38.1)	61.6	(76.4)	(14.6)	(38.5)	5.6	(78.9)
Add:
Interest and debt expense, net	40.1	35.1	76.2	71.1	40.1	35.1	76.2	71.1
Loss on modification/extinguishment of debt	—	1.2	—	6.7	—	1.2	—	6.7
Provision for income taxes	0.3	0.1	0.3	—	0.2	0.1	0.2	—
Depreciation, amortization and accretion	80.6	58.8	155.4	118.0	83.0	62.2	161.2	125.0
EBITDA	160.4	57.1	293.5	119.4	108.7	60.1	243.2	123.9
Unit-based compensation charges	8.6	7.6	17.2	9.9	8.6	7.6	17.2	9.9
(Gain) loss on long-lived assets, net	7.2	(0.3)	11.0	1.1	60.5	(0.3)	64.3	1.1
(Earnings) loss from unconsolidated affiliates, net	(6.0)	27.1	(9.0)	130.8	(6.0)	27.1	(9.0)	130.8
Adjusted EBITDA from unconsolidated affiliates, net	10.9	21.0	18.5	46.7	10.9	21.0	18.5	46.7
Change in fair value of commodity inventory-related derivative contracts	(4.9)	32.6	0.8	2.1	(4.9)	32.6	0.8	2.1
Significant transaction and environmental related costs and other items	3.5	0.6	20.5	1.1	3.5	(1.4)	20.5	(1.1)
Adjusted EBITDA	$179.7	$145.7	$352.5	$311.1	$181.3	$146.7	$355.5	$313.4

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net cash provided by operating activities	$29.5	$35.0	$252.0	$293.5	$31.3	$38.0	$255.2	$297.2
Net changes in operating assets and liabilities	106.9	33.1	(6.0)	(89.7)	106.9	33.2	(5.9)	(88.8)
Amortization of debt-related deferred costs	(0.4)	(1.7)	(1.2)	(3.4)	(0.4)	(1.7)	(1.2)	(3.4)
Interest and debt expense, net	40.1	35.1	76.2	71.1	40.1	35.1	76.2	71.1
Unit-based compensation charges	(8.6)	(7.6)	(17.2)	(9.9)	(8.6)	(7.6)	(17.2)	(9.9)
Gain (loss) on long-lived assets, net	(7.2)	0.3	(11.0)	(1.1)	(60.5)	0.3	(64.3)	(1.1)
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	(0.2)	(37.3)	0.2	(141.1)	(0.2)	(37.3)	0.2	(141.1)
Deferred income taxes	—	0.1	0.1	0.1	(0.1)	—	(0.1)	—
Provision for income taxes	0.3	0.1	0.3	—	0.2	0.1	0.2	—
Other non-cash income (expense)	—	—	0.1	(0.1)	—	—	0.1	(0.1)
EBITDA	160.4	57.1	293.5	119.4	108.7	60.1	243.2	123.9
Unit-based compensation charges	8.6	7.6	17.2	9.9	8.6	7.6	17.2	9.9
(Gain) loss on long-lived assets, net	7.2	(0.3)	11.0	1.1	60.5	(0.3)	64.3	1.1
(Earnings) loss from unconsolidated affiliates, net	(6.0)	27.1	(9.0)	130.8	(6.0)	27.1	(9.0)	130.8
Adjusted EBITDA from unconsolidated affiliates, net	10.9	21.0	18.5	46.7	10.9	21.0	18.5	46.7
Change in fair value of commodity inventory-related derivative contracts	(4.9)	32.6	0.8	2.1	(4.9)	32.6	0.8	2.1
Significant transaction and environmental related costs and other items	3.5	0.6	20.5	1.1	3.5	(1.4)	20.5	(1.1)
Adjusted EBITDA	$179.7	$145.7	$352.5	$311.1	$181.3	$146.7	$355.5	$313.4

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$279.4	$35.3	$1,133.3	$148.6	$24.7	$756.3
Intersegment revenues	151.6	—	(151.6)	84.2	—	(84.2)
Costs of product/services sold	250.8	0.6	961.8	120.5	0.1	676.6
Operations and maintenance expenses	27.5	7.6	11.5	9.0	5.7	11.1
Gain (loss) on long-lived assets, net	—	(60.4)	(0.1)	0.3	—	—
Earnings (loss) from unconsolidated affiliates, net	—	4.8	1.2	—	1.0	(28.1)
Crestwood Midstream EBITDA	$152.7	$(28.5)	$9.5	$103.6	$19.9	$(43.7)
Elimination of loss on long-lived assets(1)	—	53.3	—	$—	$—	$—
Crestwood Equity EBITDA	$152.7	$24.8	$9.5	$103.6	$19.9	$(43.7)

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Item 1. Financial Statements, Note 3.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$514.6	$66.0	$2,451.2	$278.4	$49.3	$1,634.6
Intersegment revenues	279.0	—	(279.0)	189.5	—	(189.5)
Costs of product/services sold	456.4	—	2,121.2	236.7	0.4	1,373.9
Operations and maintenance expenses	51.2	14.3	23.5	24.1	12.0	22.5
Gain (loss) on long-lived assets, net	—	(60.2)	(4.1)	0.1	(1.3)	0.1
Earnings (loss) from unconsolidated affiliates, net	—	7.4	1.6	—	0.2	(131.0)
Crestwood Midstream EBITDA	$286.0	$(1.1)	$25.0	$207.2	$35.8	$(82.2)
Elimination of loss on long-lived assets(1)	—	53.3	—	—	—	—
Crestwood Equity EBITDA	$286.0	$52.2	$25.0	$207.2	$35.8	$(82.2)

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Item 1. Financial Statements, Note 3.

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2022 compared to the same periods in 2021.

Gathering and Processing North

EBITDA for our gathering and processing north segment increased by approximately $49.1 million and $78.8 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. On February 1, 2022, we completed the merger with Oasis Midstream, and as a result, we began reflecting the financial results of Oasis Midstream’s Williston Basin operations in our gathering and processing north segment. For a further discussion of this merger, see Item 1. Financial Statements, Note 3.

Our gathering and processing north segment’s revenues increased by approximately $198.2 million and $325.7 million during the three and six months ended June 30, 2022 compared to the same periods in 2021, while our costs of product/services sold increased by approximately $130.3 million and $219.7 million during those same periods. During the three and six months ended June 30, 2022, we recognized revenues of approximately $92.0 million and $155.5 million and product costs of approximately $28.3 million and $47.6 million, respectively, related to our Oasis Midstream Williston Basin operations. The remaining increases in our gathering and processing north segment’s revenues and costs of product/services sold were primarily driven by our Arrow operations which experienced higher average commodity prices on its agreements under which it purchases and sells crude oil and natural gas, partially offset by lower volumes due to unusual winter weather conditions experienced in April and early May 2022 that unfavorably impacted our operations and our customers’ operations during the three and six months ended June 30, 2022. During both the three and six months ended June 30, 2022, Arrow’s realized prices on its commodity sales increased by more than 50% compared to the same periods in 2021. Arrow’s natural gas gathering and processing volumes decreased by 16% and 13% during the three and six months ended June 30, 2022 compared to the same periods in 2021, and its crude oil volumes decreased by 32% during both the three and six months ended June 30, 2022 compared to the same periods in 2021.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $18.5 million and $27.1 million during the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to our Oasis Midstream Williston Basin operations.

Gathering and Processing South

EBITDA for CMLP’s gathering and processing south segment decreased by approximately $48.4 million and $36.9 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. CMLP’s gathering and processing south segment’s EBITDA was impacted by losses on long-lived assets we recorded during the three months ended June 30, 2022 related to our Barnett and legacy Granite Wash operations which are further described below. In addition, upon the completion of the merger with Oasis Midstream described above, we began reflecting the financial results of Oasis Midstream’s Delaware Basin operations in our gathering and processing south segment.

Our gathering and processing south segment’s revenues increased by approximately $10.6 million and $16.7 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. During the three and six months ended June 30, 2022, we recognized revenues of approximately $5.5 million and $8.8 million related to our Oasis Midstream Delaware Basin operations. The remaining increase in our gathering and processing south segment’s revenues was primarily driven by the impact that higher commodity prices had on our gathering and processing contracts whose realized prices are partially based on commodity prices, and a 7% increase in our natural gas gathering volumes on our Barnett system during the six months ended June 30, 2022 compared to the same period in 2021. During the six months ended June 30, 2021, gathering volumes on our Barnett system were lower due to the extreme winter weather conditions experienced during that period.

Our gathering and processing south segment’s operations and maintenance expenses increased by approximately $1.9 million and $2.3 million during the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to our Oasis Midstream Delaware Basin operations.

CMLP’s gathering and processing south segment’s EBITDA was impacted by a loss on long-lived assets of approximately $53.3 million during the three months ended June 30, 2022 related to our assets in the Barnett Shale which were sold on July 1, 2022. For a further discussion on the sale of our assets in the Barnett Shale, see Item 1. Financial Statements, Note 3. In addition, during the three months ended June 30, 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the sale of parts inventory related to our legacy Granite Wash operations.

Our gathering and processing south segment’s EBITDA was also impacted by an increase in equity earnings of approximately $3.8 million and $7.2 million from our Crestwood Permian equity investment during the three and six months ended June 30, 2022 compared to the same periods in 2021. During the three and six months ended June 30, 2022, Crestwood Permian experienced an increase in its natural gas gathering and processing revenues primarily due to the impact that higher commodity prices had on its gathering and processing contracts, and higher gathering and processing volumes which increased by more than 100% compared to the same periods in 2021.

EBITDA for CEQP’s gathering and processing south segment increased by approximately $4.9 million and $16.4 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. The change in CEQP’s gathering and processing south segment’s EBITDA period over period was due to all of the factors discussed above for CMLP. However, CEQP did not record a loss on long-lived assets related to the reclassification of Barnett’s net assets to current assets held for sale due to historical impairments previously recorded on Barnett’s property, plant and equipment by CEQP, which is further discussed in Item 1. Financial Statements, Note 3.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $53.2 million and $107.2 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. Our storage and logistics segment’s EBITDA for the three and six months ended June 30, 2021 was impacted by a reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee as further discussed below.

Our storage and logistics segment’s revenues increased by approximately $309.6 million and $727.1 million during the three and six months ended June 30, 2022 compared to the same periods in 2021, while our costs of product/services sold increased by approximately $285.2 million and $747.3 million during those same periods.

Our NGL marketing and logistics operations experienced an increase in revenues of approximately $193.6 million and $483.2 million during the three and six months ended June 30, 2022 compared to the same periods in 2021, and an increase in its costs of product/services sold of approximately $173.1 million and $502.4 million during those same periods. These increases were primarily driven by higher NGL prices as a result of overall increases in commodity prices during 2022 compared to 2021. Our

NGL marketing and logistics operations’ costs of product/services sold was impacted by the effect that increasing commodity prices on our assets and liabilities from price risk management activities. Included in our costs of product/services sold was a loss of $3.7 million and $51.3 million during the three and six months ended June 30, 2022, and a loss of $33.3 million and $41.4 million during the three and six months ended June 30, 2021 related to our price risk management activities. These losses resulted in our revenues increasing more than our costs of product/services sold during the three months ended June 30, 2022, while during the six months ended June 30, 2022, these losses resulted in our costs of product/services sold increasing more than our revenues.

Our crude oil and natural gas marketing operations experienced an increase in revenues of approximately $118.5 million and $247.4 million during the three and six months ended June 30, 2022, compared to the same periods in 2021, and an increase in product costs of approximately $111.5 million and $244.7 million during those same periods. These increases were primarily driven by higher crude oil purchases and sales as a result of increases in commodity prices during 2022 compared to 2021, as well as an increase in marketing activity surrounding our natural gas-related operations driven by higher natural gas prices.

Our storage and logistics segment’s EBITDA was impacted by a loss on long-lived assets of approximately $4.1 million during the six months ended June 30, 2022 primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business. For a further discussion of this matter, see Item 1. Financial Statements, Note 10.

Our storage and transportation segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $29.3 million and $132.6 million during the three and six months ended June 30, 2022 compared to the same periods in 2021. During the three and six months ended June 30, 2021, our results included a loss from unconsolidated affiliates of approximately $28.0 million and $140.3 million from our Stagecoach Gas equity investment that was sold in mid-2021. This loss primarily related to a $35.5 million and $155.4 million reduction to the equity earnings recorded during the three and six months ended June 30, 2021 as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee. In addition, our earnings from unconsolidated affiliates during the six months ended June 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the sale of the Stagecoach Gas equity investment. For a further discussion of this matter, see Item 1. Financial Statements, Note 5. During the three months ended June 30, 2022, earnings from our Tres Holdings equity investment increased by $1.4 million compared to the same period in 2021, primarily due to its ability to capture additional storage and transportation opportunities as a result of higher natural gas prices during 2022 compared to 2021. During the six months ended June 30, 2022, earnings from our Tres Holdings equity investment decreased by $7.3 million compared to the same period in 2021. During the six months ended June 30, 2021, Tres Holdings experienced higher revenues from natural gas inventory sales and an increase in demand for its storage and transportation services as a result of the unusually cold weather experienced during early 2021.

Other EBITDA Results

General and Administrative Expenses. During the three and six months ended June 30, 2022, our general and administrative expenses increased compared to the same periods in 2021, primarily due to transactions costs incurred in conjunction with the merger with Oasis Midstream. In addition, we also experienced higher unit-based compensation charges during the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to higher average awards outstanding under our long-term incentive plans. Crestwood Equity‘s increase in its general and administrative expenses was partially offset by transaction costs it recorded during 2021 in conjunction with the Crestwood Holdings Transactions discussed in Item 1. Financial Statements, Note 11.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and six months ended June 30, 2022, our depreciation, amortization and accretion increased compared to the same periods in 2021, primarily due to the merger with Oasis Midstream.

Interest and Debt Expense, Net. During the three and six months ended June 30, 2022, interest and debt expense related to our senior notes increased due to the April 2029 Senior Notes assumed in conjunction with the merger with Oasis Midstream.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Credit facility	$5.3	$5.4	$8.7	$8.9
Senior notes	35.1	27.0	67.2	56.8
Other	0.4	2.7	1.3	5.6
Gross interest and debt expense	40.8	35.1	77.2	71.3
Less: capitalized interest	0.7	—	1.0	0.2
Interest and debt expense, net	$40.1	$35.1	$76.2	$71.1
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

On July 14, 2022, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the second quarter of 2022, which will be paid on August 12, 2022. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

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

As of June 30, 2022, we had $812.2 million of available capacity under the Crestwood Midstream credit facility considering the most restrictive debt covenants in the credit agreement. Upon the closing of the merger with Oasis Midstream on February 1, 2022, the Crestwood Midstream credit facility was increased to $1.5 billion. As of June 30, 2022, we were in compliance with all of our debt covenants applicable to the credit facility and senior notes. See Part I, Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facility. In conjunction with the acquisition of the First Reserve’s 50% equity interest in Crestwood Permian, we assumed Crestwood Permian’s credit facility, which provides for revolving loans, letters of credit and swing line loans in an aggregate principal amount of up to $230 million. In addition, the Crestwood Permian credit facility has an accordion feature that allows Crestwood Permian to increase the available borrowings under the facility by up to an additional $85 million, subject to certain conditions. As of July 11, 2022, outstanding borrowings under the Crestwood Permian credit facility were approximately $140.8 million.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$252.0	$293.5
Net cash provided by (used in) investing activities	$(206.4)	$1.9
Net cash used in financing activities	$(45.1)	$(292.8)

Operating Activities

Our operating cash flows decreased by approximately $41.5 million during the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by lower net cash inflow from working capital of approximately $83.7 million primarily related to our storage and logistics operations which was impacted by higher commodity prices and its impact on its price risk management activities. In addition, we experienced higher general and administrative expenses of approximately $28.4 million primarily due to transaction costs related to the merger with Oasis Midstream. Partially offsetting these decreases was the contribution from the Oasis Midstream operations acquired on February 1, 2022.

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

As a result of the series of strategic transactions completed in July 2022, which include the acquisitions of Sendero and the remaining 50% equity interest in Crestwood Permian and the divestiture of our assets in the Barnett Shale, we currently estimate that our growth capital expenditures during 2022 will be approximately $220 million to $240 million. In addition, we expect to spend between approximately $30 million and $35 million on maintenance capital expenditures and approximately $5 million to $15 million on capital expenditures that are directly reimbursable by our customers. Our growth capital expenditures during the year will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. Additional commitments or expenditures will be made at our discretion, and any discontinuation of these construction projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the six months ended June 30, 2022 (in millions):

Growth capital(1)	$66.8
Maintenance capital	8.8
Other(2)	2.6
Purchases of property, plant and equipment	$78.2

(1)Includes $3.2 million paid related to outstanding litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the six months ended June 30, 2022 and 2021, we contributed approximately $6.5 million and $6.9 million to our Tres Holdings equity investment primarily for its operating purposes. During the six months ended June 30, 2022 and 2021, we contributed approximately $8.5 million and $3.3 million to our Crestwood Permian equity investment primarily to fund its expansion projects.

Financing Activities

The following equity and debt transactions impacted our financing activities during the six months ended June 30, 2022:

Equity and Debt Transactions

•During the six months ended June 30, 2022, distributions to our partners increased by approximately $39.4 million compared to the same period in 2021, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with the merger with Oasis Midstream as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit;

•During the six months ended June 30, 2022, our taxes paid for unit-based compensation vesting increased by approximately $7.4 million compared to the same period in 2021, primarily due to higher vesting of unit-based compensation awards;

•During the six months ended June 30, 2022, we borrowed amounts under our revolving credit facility to fund the $160.0 million of cash consideration paid to Oasis Petroleum in conjunction with the merger with Oasis Midstream and to repay approximately $218.4 million outstanding under the Oasis Midstream credit facility assumed in conjunction with the merger;

•During the six months ended June 30, 2021, we paid approximately $690.5 million to repurchase and cancel approximately $687.2 million of our senior notes that were due in 2023;

•During the six months ended June 30, 2021, we received net proceeds of approximately $691 million from the issuance of our senior notes due February 2029; and

•During the six months ended June 30, 2022, our other debt-related transactions resulted in net borrowings of $17.3 million compared to net borrowings of $127.2 million during the same period in 2021.

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

Summarized Combined Balance Sheet Information (in millions)

	June 30, 2022	December 31, 2021
Current assets	$835.2	$574.3
Current assets - affiliates	$71.2	$8.4
Property, plant and equipment, net	$3,058.5	$2,161.5
Non-current assets	$1,121.7	$642.3
Current liabilities	$602.8	$578.9
Current liabilities - affiliates	$37.0	$14.7
Long-term debt, less current portion	$2,929.3	$2,052.1
Non-current liabilities	$139.5	$138.7

Summarized Combined Statement of Operations Information (in millions)

Six Months Ended June 30, 2022
Revenues	$2,762.6
Revenues - affiliates	$231.9
Cost of products/services sold	$2,371.8
Cost of products/services sold - affiliates	$181.6
Operations and maintenance expenses(1)	$78.3
General and administrative expenses(2)	$66.7
Operating income	$100.5
Net income	$24.1

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the six months ended June 30, 2022, we charged $14.8 million to our affiliates under these agreements.
(2)    Includes $15.0 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2021 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2021 to June 30, 2022.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

On February 1, 2022, we completed the merger with Oasis Midstream and have extended our controls and procedures surrounding our internal control processes that support our internal control over financial reporting to include Oasis Midstream’s operations. Except for this matter, there were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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
2.1
Purchase and Sale Agreement, dated as of May 31, 2021 among Con Edison Gas Pipeline and Storage Northeast, LLC, Crestwood Pipeline and Storage Northeast LLC, as the Sellers, Stagecoach Gas Services LLC as the Company, Kinder Morgan Operating LLC “A” as Buyer, Con Edison Transmission, Inc. (solely for the limited purposes set forth therein) and Crestwood Midstream Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 1, 2021)

2.2
Equity Purchase Agreement, dated as of May 25, 2022, by and among Sendero Midstream Partners, LP, Energy Capital Partners III, LP, Energy Capital Partners III-A, LP, Energy Capital Partners III-B (Sendero IP), LP, Energy Capital Partners III-C (Sendero IP), LP, Carlsbad Co-Invest, LP, ECP III (Sendero Co-Invest) Corp, Sendero Midstream Management, LLC, Sendero Midstream GP, LLC, Crestwood Midstream Partners LP, Crestwood Sendero GP LLC, and Crestwood Equity Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022)

2.3
Contribution Agreement, dated as of May 25, 2022, by and between FR XIII Crestwood Permian Basin Holdings LLC and Crestwood Equity Partners LP (incorporated by reference to Exhibit 2.2 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022)

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

*4.1
Supplemental Indenture, dated as of July 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee

*4.2	Supplemental Indenture, dated as of July 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank as trustee

*4.3
Fifth Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee

*4.4
Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee

*4.5
Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee

*4.6	Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank, as trustee

10.1
Registration Rights Agreement, dated July 11, 2022, by and between Crestwood Equity Partners LP and FR XIII Crestwood Permian Basin Holdings LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 15, 2022)

10.2
Director Nomination and Voting Support Agreement, dated July 11, 2022, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, and FR XIII Crestwood Permian Basin Holdings LLC (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on July 15, 2022)

10.3
First Amendment to Amended and Restated Credit Agreement, dated as of April 13, 2022, by and among CPB Subsidiary Holdings LLC, Crestwood Permian Basin Holdings LLC, Wells Fargo Bank, National Association, the institutions set forth on Schedule 1 thereto and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 8-K filed on July 15, 2022)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	July 28, 2022	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	July 28, 2022	By:	/s/ ROBERT T. HALPIN
Robert T. Halpin
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)