Form 10-Q
period 2022-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2022-11-03
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 28, 2022).

Crestwood Equity Partners LP	104,652,379
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$6.4	$13.3
Accounts receivable, less allowance for doubtful accounts of $0.6 million at both September 30, 2022 and December 31, 2021	479.8	378.0
Inventory	159.1	156.5
Assets from price risk management activities	112.7	42.1
Assets held for sale, net	205.7	—
Prepaid expenses and other current assets	9.2	14.8
Total current assets	972.9	604.7
Property, plant and equipment	5,141.4	3,771.5
Less: accumulated depreciation	752.1	992.1
Property, plant and equipment, net	4,389.3	2,779.4
Intangible assets	1,420.2	1,126.1
Less: accumulated amortization	285.1	393.2
Intangible assets, net	1,135.1	732.9
Goodwill	251.3	138.6
Operating lease right-of-use assets, net	18.6	27.4
Investments in unconsolidated affiliates	121.4	155.8
Other non-current assets	10.8	6.9
Total assets	$6,899.4	$4,445.7
Liabilities and capital
Current liabilities:
Accounts payable	$386.2	$336.5
Accrued expenses and other liabilities	204.5	147.1
Liabilities from price risk management activities	36.9	114.6
Current portion of long-term debt	—	0.2
Total current liabilities	627.6	598.4
Long-term debt, less current portion	3,570.0	2,052.1
Other long-term liabilities	325.7	258.7
Deferred income taxes	3.5	2.3
Total liabilities	4,526.8	2,911.5
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.4	434.6
Crestwood Equity Partners LP partners’ capital (104,651,317 and 62,991,511 common units issued and outstanding at September 30, 2022 and December 31, 2021)	1,326.2	487.6
Preferred units (71,257,445 units issued and outstanding at both September 30, 2022 and December 31, 2021)	612.0	612.0
Total partners’ capital	1,938.2	1,099.6
Total liabilities and capital	$6,899.4	$4,445.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$1,332.8	$1,120.8	$3,938.3	$2,872.1
Product revenues - related party (Note 15)	83.2	6.5	222.7	24.2
Service revenues	92.4	98.4	286.8	291.3
Service revenues - related party (Note 15)	57.6	0.6	150.0	1.0
Total revenues	1,566.0	1,226.3	4,597.8	3,188.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,228.6	1,060.2	3,613.4	2,595.8
Product costs - related party (Note 15)	51.3	34.8	232.9	101.3
Service costs	6.9	4.3	18.1	13.2
Total costs of products/services sold	1,286.8	1,099.3	3,864.4	2,710.3

Operating expenses and other:
Operations and maintenance	55.0	31.6	144.0	90.2
General and administrative	33.9	25.9	103.8	67.4
Depreciation, amortization and accretion	86.9	64.6	242.3	182.6
Loss on long-lived assets, net	175.9	18.5	186.9	19.6
Gain on acquisition	(75.3)	—	(75.3)	—
	276.4	140.6	601.7	359.8
Operating income (loss)	2.8	(13.6)	131.7	118.5
Earnings (loss) from unconsolidated affiliates, net	3.2	4.9	12.2	(125.9)
Interest and debt expense, net	(47.6)	(30.9)	(123.8)	(102.0)
Loss on modification/extinguishment of debt	—	—	—	(6.7)
Other income, net	—	0.1	0.2	0.2
Income (loss) before income taxes	(41.6)	(39.5)	20.3	(115.9)
Provision for income taxes	(1.4)	(0.1)	(1.7)	(0.1)
Net income (loss)	(43.0)	(39.6)	18.6	(116.0)
Net income attributable to non-controlling partner	10.3	10.3	30.8	30.7
Net loss attributable to Crestwood Equity Partners LP	(53.3)	(49.9)	(12.2)	(146.7)
Net income attributable to preferred units	15.0	15.0	45.0	45.0
Net loss attributable to partners	$(68.3)	$(64.9)	$(57.2)	$(191.7)

Net loss per limited partner unit: (Note 12)
Basic and Diluted	$(0.64)	$(1.03)	$(0.59)	$(2.88)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	107.1	62.9	97.1	66.6

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)	—	—	33.8	930.0	930.0
Unit-based compensation charges	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	612.0	98.0	1,354.0	1,966.0
Distributions to partners	—	(15.0)	—	(64.2)	(79.2)
Unit-based compensation charges	—	—	—	8.6	8.6
Taxes paid for unit-based compensation vesting	—	—	—	(0.7)	(0.7)
Other	—	—	—	(0.4)	(0.4)
Net income	—	15.0	—	14.1	29.1
Balance at June 30, 2022	71.3	612.0	98.0	1,311.4	1,923.4
Distributions to partners	—	(15.0)	—	(71.6)	(86.6)
Issuance of common units (Note 3)	—	—	11.3	270.8	270.8
Purchase of common units (Note 11)	—	—	—	(123.7)	(123.7)
Retirement of common units (Note 11)	—	—	(4.6)	—	—
Unit-based compensation charges	—	—	—	8.0	8.0
Taxes paid for unit-based compensation vesting	—	—	—	(0.2)	(0.2)
Other	—	—	—	(0.2)	(0.2)
Net income (loss)	—	15.0	—	(68.3)	(53.3)
Balance at September 30, 2022	71.3	$612.0	104.7	$1,326.2	$1,938.2

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

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income (loss)	$18.6	$(116.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	242.3	182.6
Amortization of debt-related deferred costs and fair value adjustment	1.7	5.1
Unit-based compensation charges	26.8	22.8
Loss on long-lived assets, net	186.9	19.6
Gain on acquisition	(75.3)	—
Loss on modification/extinguishment of debt	—	6.7
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.9)	137.5
Deferred income taxes	1.1	(0.4)
Other	—	0.2
Changes in operating assets and liabilities	(123.9)	114.8
Net cash provided by operating activities	277.3	372.9
Investing activities
Acquisitions, net of cash acquired (Note 3)	(604.3)	—
Purchases of property, plant and equipment	(147.3)	(55.8)
Investments in unconsolidated affiliates	(90.2)	(10.2)
Capital distributions from unconsolidated affiliates	9.4	648.4
Net proceeds from sale of assets	315.2	0.5
Net cash provided by (used in) investing activities	(517.2)	582.9
Financing activities
Proceeds from the issuance of long-term debt	3,072.0	2,236.4
Payments on long-term debt	(2,393.1)	(2,695.9)
Payments on finance leases	(31.3)	(2.1)
Payments for deferred financing costs	(1.8)	(11.1)
Net proceeds from issuance of non-controlling interest	—	1.0
Payments for Crestwood Holdings Transactions	—	(275.6)
Purchase of common units	(123.7)	—
Distributions to partners	(196.7)	(125.0)
Distributions to non-controlling partner	(31.0)	(29.9)
Distributions to preferred unitholders	(45.0)	(45.0)
Taxes paid for unit-based compensation vesting	(15.8)	(8.3)
Other	(0.6)	—
Net cash provided by (used in) financing activities	233.0	(955.5)
Net change in cash	(6.9)	0.3
Cash at beginning of period	13.3	14.0
Cash at end of period	$6.4	$14.3
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$19.9	$(9.2)
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$5.8	$12.9
Accounts receivable, less allowance for doubtful accounts of $0.6 million at both September 30, 2022 and December 31, 2021	479.8	378.0
Inventory	159.1	156.5
Assets from price risk management activities	112.7	42.1
Assets held for sale, net	205.7	—
Prepaid expenses and other current assets	9.2	14.4
Total current assets	972.3	603.9
Property, plant and equipment	5,138.2	4,100.8
Less: accumulated depreciation	752.0	1,193.0
Property, plant and equipment, net	4,386.2	2,907.8
Intangible assets	1,420.2	1,126.1
Less: accumulated amortization	285.1	393.2
Intangible assets, net	1,135.1	732.9
Goodwill	251.3	138.6
Operating lease right-of-use assets, net	18.6	27.4
Investments in unconsolidated affiliates	121.4	155.8
Other non-current assets	8.7	4.8
Total assets	$6,893.6	$4,571.2
Liabilities and capital
Current liabilities:
Accounts payable	$386.1	$336.4
Accrued expenses and other liabilities	203.3	146.1
Liabilities from price risk management activities	36.9	114.6
Current portion of long-term debt	—	0.2
Total current liabilities	626.3	597.3
Long-term debt, less current portion	3,570.0	2,052.1
Other long-term liabilities	323.6	254.1
Deferred income taxes	2.2	0.8
Total liabilities	4,522.1	2,904.3
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.4	434.6
Partners’ capital	1,937.1	1,232.3
Total liabilities and capital	$6,893.6	$4,571.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$1,332.8	$1,120.8	$3,938.3	$2,872.1
Product revenues - related party (Note 15)	83.2	6.5	222.7	24.2
Service revenues	92.4	98.4	286.8	291.3
Service revenues - related party (Note 15)	57.6	0.6	150.0	1.0
Total revenues	1,566.0	1,226.3	4,597.8	3,188.6

Costs of product/services sold (exclusive of items shown separately below):
Product costs	1,228.6	1,060.2	3,613.4	2,595.8
Product costs - related party (Note 15)	51.3	34.8	232.9	101.3
Service costs	6.9	4.3	18.1	13.2
Total costs of product/services sold	1,286.8	1,099.3	3,864.4	2,710.3

Operating expenses and other:
Operations and maintenance	55.0	31.6	144.0	90.2
General and administrative	32.3	24.4	99.0	61.3
Depreciation, amortization and accretion	86.8	68.2	248.0	193.2
Loss on long-lived assets, net	247.6	18.5	311.9	19.6
Gain on acquisition	(75.3)	—	(75.3)	—
	346.4	142.7	727.6	364.3
Operating income (loss)	(67.2)	(15.7)	5.8	114.0
Earnings (loss) from unconsolidated affiliates, net	3.2	4.9	12.2	(125.9)
Interest and debt expense, net	(47.6)	(30.9)	(123.8)	(102.0)
Loss on modification/extinguishment of debt	—	—	—	(6.7)
Loss before income taxes	(111.6)	(41.7)	(105.8)	(120.6)
Provision for income taxes	(1.4)	(0.1)	(1.6)	(0.1)
Net loss	(113.0)	(41.8)	(107.4)	(120.7)
Net income attributable to non-controlling partner	10.3	10.3	30.8	30.7
Net loss attributable to Crestwood Midstream Partners LP	$(123.3)	$(52.1)	$(138.2)	$(151.4)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation charges	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	2,092.4
Distributions to partners	(81.6)
Unit-based compensation charges	8.6
Taxes paid for unit-based compensation vesting	(0.7)
Net loss	(24.9)
Balance at June 30, 2022	1,993.8
Non-cash contribution from partner (Note 11)	127.3
Cash contribution from partner (Note 11)	149.4
Distributions to partners	(217.9)
Unit-based compensation charges	8.0
Taxes paid for unit-based compensation vesting	(0.2)
Net loss	(123.3)
Balance at September 30, 2022	$1,937.1

Total Partners’ Capital
Balance at December 31, 2020	$1,805.1
Distributions to partners	(334.0)
Unit-based compensation charges	2.3
Taxes paid for unit-based compensation vesting	(8.1)
Other	(0.1)
Net loss	(50.5)
Balance at March 31, 2021	1,414.7
Distributions to partners	(61.4)
Unit-based compensation charges	7.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(48.8)
Balance at June 30, 2021	1,312.0
Distributions to partners	(55.9)
Unit-based compensation charges	9.6
Taxes paid for unit-based compensation vesting	(0.1)
Net loss	(52.1)
Balance at September 30, 2021	$1,213.5
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(107.4)	$(120.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	248.0	193.2
Amortization of debt-related deferred costs and fair value adjustment	1.7	5.1
Unit-based compensation charges	26.8	22.8
Loss on long-lived assets, net	311.9	19.6
Gain on acquisition	(75.3)	—
Loss on modification/extinguishment of debt	—	6.7
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.9)	137.5
Deferred income taxes	1.2	—
Other	—	0.2
Changes in operating assets and liabilities	(123.9)	114.1
Net cash provided by operating activities	282.1	378.5
Investing activities
Acquisition, net of cash acquired (Note 3)	(602.7)	—
Purchases of property, plant and equipment	(146.6)	(55.8)
Investments in unconsolidated affiliates	(90.2)	(10.2)
Capital distributions from unconsolidated affiliates	9.4	648.4
Net proceeds from sale of assets	315.2	0.5
Net cash provided by (used in) investing activities	(514.9)	582.9
Financing activities
Proceeds from the issuance of long-term debt	3,072.0	2,236.4
Payments on long-term debt	(2,393.1)	(2,695.9)
Payments on finance leases	(31.3)	(2.1)
Payments for deferred financing costs	(1.8)	(11.1)
Net proceeds from issuance of non-controlling interest	—	1.0
Contributions from partner	164.3	—
Distributions to partners	(537.6)	(451.3)
Distributions to non-controlling partner	(31.0)	(29.9)
Taxes paid for unit-based compensation vesting	(15.8)	(8.3)
Net cash provided by (used in) financing activities	225.7	(961.2)
Net change in cash	(7.1)	0.2
Cash at beginning of period	12.9	13.7
Cash at end of period	$5.8	$13.9
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$19.9	$(9.2)

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2022. The financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, is unaudited. The consolidated balance sheets as of December 31, 2021 were derived from the audited balance sheets filed in our 2021 Annual Report on Form 10-K.

References in this report to “we,” “us,” “our,” “ours,” “our Company,” the “Partnership,” the “Company,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to “Crestwood Midstream” and “CMLP” refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires.

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

Note 3 – Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2022, we completed several acquisitions which are further described below. We accounted for each of these acquisitions as business combinations using the acquisition method of accounting. In addition, the purchase accounting for each of these acquisitions reflects the adoption of Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) during the nine months ended September 30, 2022.

Oasis Merger

On October 25, 2021, we entered into a merger agreement to acquire Oasis Midstream Partners LP (Oasis Midstream) in an equity and cash transaction (the Oasis Merger). Oasis Midstream is a master limited partnership which operates a diversified portfolio of midstream assets located in the Williston and Delaware Basins and its operations include natural gas services (gathering, compression, processing and gas lift supply), crude oil services (gathering, terminalling and transportation), and water services (gathering and disposal of produced and flowback water and freshwater distribution).

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

(1)    Consists of approximately $218 million outstanding borrowings under the Oasis Midstream credit facility, which was immediately repaid upon the closing of the Oasis Merger and approximately $450 million of unsecured senior notes and the related fair value adjustment of approximately $30.7 million. For a further discussion of the long-term debt assumed in conjunction with the Oasis Merger, see Note 8.
(2)    Consists primarily of liabilities for asset retirement obligations of approximately $16.1 million.

The identifiable intangible assets primarily consist of customer relationships with Oasis Petroleum and other customers with a weighted-average remaining life of 20 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations. We reflected approximately $48.8 million of goodwill in our gathering and processing north segment and approximately $7.4 million in our gathering and processing south segment.

The financial results of Oasis Midstream’s Williston Basin operations are included in our gathering and processing north segment and Oasis Midstream’s Delaware Basin operations are included in our gathering and processing south segment from the date of acquisition. During the nine months ended September 30, 2022, we recognized approximately $20.1 million of transaction costs related to the Oasis Merger, which are included in general and administrative expenses in our consolidated statements of operations. During the three and nine months ended September 30, 2022, we recognized approximately $110.8 million and $275.1 million of revenues and $37.7 million and $94.0 million of net income related to Oasis Midstream’s operations.

Sendero Acquisition

On July 11, 2022, we acquired Sendero Midstream Partners, LP (Sendero), a privately-held midstream company, for cash consideration of approximately $631.2 million (Sendero Acquisition). Sendero’s assets are located in Eddy County, New Mexico and its operations include natural gas gathering, compression and processing services.

The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary fair values. Certain preliminary fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm. The preliminary fair values were estimated primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 13%. The preliminary fair values of property, plant and equipment, intangible assets and liabilities and goodwill are subject to change pending a final determination of the fair values as more information is received about their respective values. We expect to finalize the purchase price allocation for the Sendero Acquisition in 2022.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash	$28.5
Other current assets	77.9
Property, plant and equipment	440.2
Intangible assets	138.9
Other non-current assets	0.2
Total assets acquired	685.7
Current liabilities	64.1
Long-term liabilities(1)	17.8
Total liabilities assumed	81.9
Net assets acquired excluding goodwill	603.8
Goodwill	27.4
Total purchase price	$631.2

(1)    Includes intangible liabilities of approximately $14.0 million which are further described below.

The identifiable intangible assets primarily consist of customer relationships with a weighted-average remaining life of 20 years and the identifiable intangible liabilities primarily consist of revenue contracts with a remaining life of eight years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations.

The financial results of Sendero are included in our gathering and processing south segment from the date of acquisition. During the three and nine months ended September 30, 2022, we recognized approximately $8.4 million and $9.3 million of transaction costs related to the Sendero Acquisition, which are included in general and administrative expenses in our consolidated statements of operations. During both the three and nine months ended September 30, 2022, we recognized approximately $159.0 million of revenues and $18.1 million of net income related to Sendero’s operations.

CPJV Acquisition

On July 11, 2022, we acquired First Reserve Management, L.P.’s (First Reserve) 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian) in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units (CPJV Acquisition). Prior to the CPJV Acquisition, we owned a 50% equity interest in Crestwood Permian, which we accounted for under the equity method of accounting. As a result of this transaction, we control and own 100% of the equity interests in Crestwood Permian.

The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary fair values. Certain preliminary fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm. The preliminary fair values were estimated primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 15%. The preliminary fair values of property, plant and equipment, intangible assets and liabilities, goodwill and an investment in an unconsolidated affiliate are subject to change pending a final determination of the fair values as more information is received about their respective values. We expect to finalize the purchase price allocation for the CPJV Acquisition in 2022.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash	$149.4
Other current assets	83.3
Property, plant and equipment	453.4
Intangible assets	16.5
Investment in unconsolidated affiliate	78.6
Goodwill	29.1
Other non-current assets	4.9
Total assets acquired	815.2
Current liabilities	80.4
Long-term debt	140.2
Other long-term liabilities(1)	47.9
Total liabilities assumed	268.5
Estimated fair value of 100% of interest in Crestwood Permian	546.7
Less:
Elimination of equity interest in Crestwood Permian	194.7
Gain on acquisition of Crestwood Permian	75.3
Total purchase price	$276.7

(1)    Includes intangible liabilities of approximately $38.9 million which are further described below.

The identifiable intangible assets primarily consist of customer relationships with a weighted-average remaining life of 20 years and the identifiable intangible liabilities primarily consist of revenue contracts with a remaining life of 10 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations. As shown in the table above, the fair value of the assets acquired and liabilities assumed in the CPJV Acquisition exceeded the sum of the cash consideration paid, the fair value of the common units issued and the historical book value of our 50% equity interest in Crestwood Permian (which was remeasured at fair value and derecognized) and, as a result, we recognized a gain of approximately $75.3 million, which is included in gain on acquisition in our consolidated statements of operations.

The consolidated financial results of Crestwood Permian are included in our gathering and processing south segment from the date of acquisition. During the three and nine months ended September 30, 2022, we recognized approximately $0.1 million and $0.3 million of transaction costs related to the CPJV Acquisition, which are included in general and administrative expenses in our consolidated statements of operations. During both the three and nine months ended September 30, 2022, we recognized approximately $157.0 million of revenues and $8.4 million of net income related to Crestwood Permian’s operations.

The tables below present selected unaudited pro forma information as if the acquisitions described above had occurred on January 1, 2021 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the acquisitions had been completed as of the date indicated. The pro forma amounts were calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and liabilities had been made at the beginning of the reporting period. The pro forma net income (loss) also includes the net effects of interest expense on incremental borrowings, repayments of long-term debt and amortization of the fair value adjustment to long-term debt.

Our consolidated statements of operations for the three and nine months ended September 30, 2022 reflect the results of the Sendero and Crestwood Permian for the period from July 11, 2022 to September 30, 2022. The historical results for Sendero and Crestwood Permian for the period from July 1, 2022 to July 10, 2022 were not material and as a result, the tables below do not reflect selected unaudited pro forma information for the three months ended September 30, 2022.

Crestwood Equity

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Revenues	$1,398.3	$4,832.0	$3,626.1
Net income (loss)	$(23.6)	$45.1	$(65.1)
Net loss per limited partner unit:
Basic and Diluted	$(0.45)	$(0.28)	$(1.26)

Crestwood Midstream

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Revenues	$1,398.3	$4,832.0	$3,626.1
Net loss	$(25.8)	$(156.2)	$(69.8)

Divestitures

Barnett

On July 1, 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC (EnLink) for approximately $290 million, including working capital adjustments. During the nine months ended September 30, 2022, Crestwood Midstream recorded a loss on the sale of approximately $53 million, which is included in loss on long-lived assets, net on its consolidated statement of operations. Crestwood Equity’s historical carrying value of the property, plant and equipment related to the Barnett Shale assets was less than the sales proceeds due to historical impairments previously recorded on the property, plant and equipment by Crestwood Equity and as a result, during the three months ended September 30, 2022, Crestwood Equity recorded a gain on the sale of approximately $72 million, which is included in gain (loss) on long-lived assets, net on its consolidated statement of operations. The sale of the Barnett assets resulted in a decrease of approximately $346.9 million and $221.9 million of property, plant and equipment, net at CMLP and CEQP, respectively, and a decrease of approximately $18.9 million in asset retirement obligations at both CMLP and CEQP. For a further description of our assets in the Barnett Shale, which were previously included in our gathering and processing south segment, see our 2021 Annual Report on Form 10-K.

Marcellus

On October 25, 2022, we sold our assets in the Marcellus Shale for approximately $206 million. As a result of the sale, we reflected these assets as current assets held for sale, net, on our consolidated balance sheets at September 30, 2022, and recorded a loss on long-lived assets of approximately $248.2 million during the three months ended September 30, 2022 for the difference between the historical carrying value of the net assets and liabilities to be sold and the proceeds received from the sale. The current assets held for sale, net, were recorded at fair value based on the sales proceeds, which is a Level 3 fair value measurement, and consist primarily of property, plant and equipment and intangible assets.

During the three months ended September 30, 2021, we recorded a loss on long-lived assets of approximately $19 million related to the abandonment and dismantlement of certain of our Marcellus West Union compressor station assets, which were located in West Virginia and provided compression and dehydration services to our customers. For a further description of our assets in the Marcellus Shale, which are included in our gathering and processing south segment, see our 2021 Annual Report on Form 10-K.

Other

During the nine months ended September 30, 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the anticipated sale of parts inventory related to our legacy Granite Wash operations.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
CMLP
Accrued expenses	$71.9	$66.3
Accrued property taxes	8.5	4.4
Income tax payable	0.7	0.4
Interest payable	56.6	30.6
Accrued additions to property, plant and equipment	42.6	17.4
Operating leases	8.2	13.2
Finance leases	2.2	1.7
Contract liabilities	12.2	10.7
Asset retirement obligations	0.4	1.4
Total CMLP accrued expenses and other liabilities	$203.3	$146.1
CEQP
Accrued expenses	1.1	0.9
Income tax payable	0.1	0.1
Total CEQP accrued expenses and other liabilities	$204.5	$147.1
Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
CMLP
Contract liabilities	$209.1	$187.1
Intangible liabilities	51.7	—
Asset retirement obligations	33.9	34.8
Operating leases	14.5	19.4
Other	14.4	12.8
Total CMLP other long-term liabilities	$323.6	$254.1
CEQP
Other	2.1	4.6
Total CEQP other long-term liabilities	$325.7	$258.7

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Crestwood Permian Basin Holdings LLC(1)	$—	$116.1	$1.3	$4.2	$8.7	$4.4
Crestwood Permian Basin LLC(2)	77.1	—	0.7	—	0.7	—
Tres Palacios Holdings LLC(3)	41.2	36.2	1.3	(0.1)	3.2	9.1
Powder River Basin Industrial Complex, LLC(4)	3.1	3.5	(0.1)	(0.1)	(0.4)	—
Stagecoach Gas Services LLC(5)	—	—	—	0.9	—	(139.4)
Total	$121.4	$155.8	$3.2	$4.9	$12.2	$(125.9)

(1)On July 11, 2022, we acquired the remaining 50% equity interest in Crestwood Permian and as a result, we control and own 100% of the equity interests in Crestwood Permian. As a result of this transaction, we eliminated our historical equity investment in Crestwood Permian of approximately $194.7 million as of July 11, 2022 and began consolidating Crestwood Permian’s operations. Our Crestwood Permian investment was previously included in our gathering and processing south segment. See Note 3 for a further discussion of this acquisition.
(2)As described above, on July 11, 2022, we acquired the remaining 50% equity interest in Crestwood Permian, which owns a 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin). Shell Midstream Partners L.P., a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin. Crestwood Permian Basin owns the Nautilus natural gas gathering system and related assets, which are further described in our 2021 Annual Report on Form 10-K. As of September 30, 2022, our equity in the underlying net assets of Crestwood Permian Basin was less than our carrying value of our investment balance by approximately $2.3 million. During the three and nine months ended September 30, 2022, we recorded amortization of less than $0.1 million related to this basis difference, which is reflected as a decrease in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Crestwood Permian Basin investment is included in our gathering and processing south segment.
(3)As of September 30, 2022, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $20.6 million. During both the three and nine months ended September 30, 2022 and 2021, we recorded amortization of approximately $0.3 million and $0.9 million, respectively, related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and logistics segment.
(4)As of September 30, 2022, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(5)In 2021, we and Con Edison Gas Pipeline and Storage Northeast, LLC each sold our 50% equity interest in our Stagecoach Gas Services LLC (Stagecoach Gas) equity investment to a subsidiary of Kinder Morgan, Inc. During the nine months ended September 30, 2021, we recorded a $155.4 million reduction in our equity earnings from unconsolidated affiliates related to losses recorded by us and our Stagecoach Gas equity investment associated with the sale, which also eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas. In addition, our earnings from unconsolidated affiliates during the nine months ended September 30, 2021, were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the sale, which were paid by us in July 2021 on behalf of Stagecoach Gas. Our Stagecoach Gas investment was previously included in our storage and logistics segment.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)		Contributions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Crestwood Permian	$13.6	$8.9	$83.5	$3.3
Crestwood Permian Basin	2.2	—	—	—
Tres Holdings	4.9	13.1	6.7	6.9
PRBIC	—	0.1	—	—
Stagecoach Gas	—	640.9	—	—
Total	$20.7	$663.0	$90.2	$10.2
(1)    In October 2022, we received a cash distribution from Tres Holdings of approximately $3.9 million. In addition, in October 2022, we made cash contributions of approximately $0.4 million and $0.3 million to Tres Holdings and PRBIC, respectively. In July 2021, Stagecoach Gas closed on the sale of certain of its wholly-owned subsidiaries to a subsidiary of Kinder Morgan as described above and distributed to us approximately $613.9 million as our proportionate share of the gross proceeds received from the sale.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenues	$84.7	$129.4	$395.7	$296.9
Gain (loss) reflected in product costs	$45.0	$(53.4)	$(6.3)	$(94.8)

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	September 30, 2022		December 31, 2021
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	66.1	69.8	71.6	75.8
Natural gas (Bcf)	38.0	43.2	31.9	43.4

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. In addition, we have margin requirements with a derivative clearing broker and a third-party broker related to our net asset or liability position with each respective broker. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities.

The following table presents the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral (in millions):

	September 30, 2022	December 31, 2021
Aggregate fair value liability of derivative instruments with credit-risk-related contingent features(1)	$15.6	$57.9
Broker-related net derivative asset (liability) position	$(24.0)	$104.8
Broker-related cash collateral posted (received)	$57.4	$(76.8)
Cash collateral received, net	$29.7	$11.4
(1)At September 30, 2022 and December 31, 2021, we posted $7.2 million and $1.5 million of collateral associated with these derivatives.

Note 7 – Fair Value Measurements

The accounting standard for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and US government treasury securities.

•Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter (OTC) forwards, options and physical exchanges.

•Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and Liabilities

As of September 30, 2022 and December 31, 2021, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$36.7	$656.3	$—	$693.0	$(584.5)	$4.2	$112.7
Other investments(2)	2.4	—	—	2.4	—	—	2.4
Total assets at fair value	$39.1	$656.3	$—	$695.4	$(584.5)	$4.2	$115.1

Liabilities
Liabilities from price risk management	$49.7	$595.2	$—	$644.9	$(584.5)	$(23.5)	$36.9
Total liabilities at fair value	$49.7	$595.2	$—	$644.9	$(584.5)	$(23.5)	$36.9

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$33.3	$695.6	$—	$728.9	$(607.4)	$(79.4)	$42.1
Other investments(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$35.5	$695.6	$—	$731.1	$(607.4)	$(79.4)	$44.3

Liabilities
Liabilities from price risk management	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6
Total liabilities at fair value	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their respective carrying amounts as of September 30, 2022 and December 31, 2021, due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement. See Note 8 for a further discussion of our credit facilities.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$497.3	$473.5	$496.5	$511.9
2027 Senior Notes	$595.1	$545.6	$594.2	$615.0
February 2029 Senior Notes	$691.8	$627.2	$690.8	$727.3
April 2029 Senior Notes(1)	$477.8	$433.1	$—	$—
(1)Represents $450 million of unsecured senior notes assumed in conjunction with the merger with Oasis Midstream discussed in Note 3, and the related net fair value adjustment which is further described in Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2022	December 31, 2021
CMLP Credit Facility	$1,102.6	$282.0
CPBH Credit Facility	216.7	—
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	—
April 2029 Senior Notes fair value adjustment, net	27.8	—
Other	—	0.2
Less: deferred financing costs, net	27.1	29.9
Total debt	3,570.0	2,052.3
Less: current portion	—	0.2
Total long-term debt, less current portion	$3,570.0	$2,052.1

Credit Facilities

CMLP Credit Facility. Crestwood Midstream’s five-year $1.5 billion revolving credit facility (the CMLP Credit Facility) is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. In conjunction with the merger with Oasis Midstream on February 1, 2022, we borrowed amounts under the CMLP Credit Facility to fund the cash paid of $160 million to Oasis Petroleum and to repay approximately $218 million of borrowings on Oasis Midstream’s credit facility, which was retired on February 1, 2022. In addition, we borrowed approximately $631.2 million under the CMLP Credit Facility to fund the Sendero Acquisition. In October 2022, we amended the CMLP Credit Facility to increase the capacity of the facility from $1.5 billion to $1.75 billion under the terms of the credit agreement.

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.50 to 1.0. At September 30, 2022, the net debt to consolidated EBITDA ratio was approximately 3.93 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 5.11 to 1.0, and the senior secured leverage ratio was 1.29 to 1.0.

At September 30, 2022, Crestwood Midstream had $382.6 million of available capacity under its credit facility considering the most restrictive debt covenants in its credit agreement. At September 30, 2022 and December 31, 2021, Crestwood Midstream’s outstanding standby letters of credit were $14.8 million and $6.3 million. Borrowings under the credit facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 4.70% and 7.25% at September 30, 2022 and 1.90% and 4.00% at December 31, 2021. The weighted-average interest rate on outstanding borrowings as of September 30, 2022 and December 31, 2021 was 4.97% and 1.91%.

CPBH Credit Facility. In conjunction with the CPJV Acquisition in July 2022, we assumed a credit agreement entered into by CPB Subsidiary Holdings LLC (CPB Holdings), a wholly-owned subsidiary of Crestwood Permian. The credit agreement allows for revolving loans, letters of credit and swing line loans of up to $230 million (the CPBH Credit Facility). The CPBH Credit Facility has an accordion feature that allows CPB Holdings to increase the available borrowings by up to an additional $85 million, subject to certain conditions. The CPBH Credit Facility matures in October 2025 and is secured by substantially all of the assets of Crestwood Permian.

Borrowings under the CPBH Credit Facility bear interest at either:

•the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) Wells Fargo Bank’s prime rate; or (iii) the Adjusted Term SOFR (as defined in the credit agreement) for a one-month tenor plus 1% per annum; plus a margin varying from 1.50% to 2.50% depending on our most recent consolidated total leverage ratio; or

•the Adjusted Term SOFR plus a margin varying from 2.50% to 3.50% depending on our most recent consolidated total leverage ratio.

The unused portion of the CPBH Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50% according to Crestwood Permian’s most recent consolidated total leverage ratio. Interest on the Alternate Base Rate loans is payable quarterly, or if the Adjusted Term SOFR applies, interest is payable at certain intervals selected by us.

At September 30, 2022, we had $13.3 million of available capacity under the CPBH Credit Facility considering the most restrictive covenants in the credit agreement. The interest rates on borrowings under the CPBH Credit Facility were between 5.20% and 7.75% at September 30, 2022. The weighted average interest rate on outstanding borrowings as of September 30, 2022 was 5.92%.

The CPBH Credit Facility contains various covenants and restrictive provisions that limit Crestwood Permian’s ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; and (vi) transfer or dispose of assets.

CPB Holdings is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.00 to 1.0, and a consolidated EBITDA to consolidated interest expense ratio (as defined in the credit agreement) of not less than 2.50 to 1.0. At September 30, 2022, the net debt to consolidated EBITDA ratio was approximately 3.21 to 1.0, and the consolidated EBITDA to consolidated interest expense ratio was approximately 13.19 to 1.0.

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

April 2029 Senior Notes. In February 2022, in conjunction with the merger with Oasis Midstream, we assumed $450 million of 8.00% unsecured senior notes due 2029 (the April 2029 Senior Notes) and we recorded a fair value adjustment of approximately $30.7 million related to the senior notes. During the three and nine months ended September 30, 2022, we recorded a reduction to our interest and debt expense of approximately $1.1 million and $2.9 million related to the amortization of the fair value adjustment. The April 2029 Senior Notes will mature on April 1, 2029, and interest is payable semi-annually on April 1 and October 1 of each year.

2023 Senior Note Repayments. During the nine months ended September 30, 2021, we redeemed $687.2 million of principal outstanding under our senior notes due in 2023. In conjunction with the repayment of the notes, we recognized a loss on extinguishment of debt of approximately $6.7 million during the nine months ended September 30, 2021, and paid approximately $8.6 million of accrued interest on our senior notes due in 2023 on the dates they were repurchased. During 2021, we repaid all amounts outstanding under our senior notes due 2023 and funded the repayment using a portion of the proceeds from the issuance of the February 2029 Senior Notes and borrowings under the CMLP Credit Facility.

Note 9 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Since the lawsuit was filed, we have paid Linde approximately $22.7 million related to this matter (including approximately $3.2 million paid during the nine months ended September 30, 2022).

A jury trial concluded on June 17, 2022, and a final judgement was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgement interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. We have insurance coverage related to certain pre-judgement interest awards but have not recorded a receivable related to any potential insurance recovery at September 30, 2022. We expect to appeal the final judgement and, as a result are unable to predict the ultimate outcome for this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2022 and December 31, 2021, we had approximately $29.8 million and $16.8 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

At September 30, 2022 and December 31, 2021, our accrual of approximately $4.2 million and $1.0 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $4.2 million to $5.2 million at September 30, 2022. Certain of our environmental-related matters are insurable events under our policies and at September 30, 2022, we recorded insurance receivables of approximately $3.7 million.

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

	CEQP		CMLP
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Self-insurance reserves(1)	$5.4	$5.5	$4.5	$4.7
(1)At September 30, 2022, CEQP and CMLP classified approximately $3.5 million and $2.9 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Guarantees and Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2022 and December 31, 2021, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$18.6	$27.4

Accrued expenses and other liabilities	$8.2	$13.2
Other long-term liabilities	14.5	19.4
Total operating lease liabilities	$22.7	$32.6
Finance Leases
Property, plant and equipment	$14.6	$12.3
Less: accumulated depreciation	9.5	9.2
Property, plant and equipment, net	$5.1	$3.1

Accrued expenses and other liabilities	$2.2	$1.7
Other long-term liabilities	2.7	1.2
Total finance lease liabilities	$4.9	$2.9

Lease expense. Our operating lease expense, net totaled $3.4 million and $3.7 million for the three months ended September 30, 2022 and 2021 and $9.2 million and $12.8 million for the nine months ended September 30, 2022 and 2021. Our finance lease expense totaled $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021 and $2.7 million and $2.6 million for the nine months ended September 30, 2022 and 2021.

Other. During March 2022, we exercised an option to purchase crude oil railcars under certain of our operating leases as a result of our plan to exit our crude oil railcar operations. In April 2022, we sold the crude oil railcars to a third party for approximately $24.7 million and we recognized a loss on the sale of approximately $4.1 million during the nine months ended September 30, 2022.

Note 11 – Partners’ Capital and Non-Controlling Partner

Common and Subordinated Units

On February 1, 2022, we completed the merger with Oasis Midstream. Pursuant to the merger agreement, Oasis Petroleum received cash and approximately 20.9 million newly issued CEQP common units in exchange for its common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the Oasis Midstream common units held by them. For a further discussion of the merger with Oasis Midstream, see Note 3.

On July 11, 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units. For a further discussion of the CPJV Acquisition, see Note 3.

On September 15, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord Energy Corporation (formerly Oasis Petroleum), for approximately $123.7 million. This transaction resulted in CEQP retiring the common units acquired from OMS Holdings LLC.

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

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the nine months ended September 30, 2022 and 2021 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
May 6, 2022	May 13, 2022	$0.655	64.2
August 5, 2022	August 12, 2022	$0.655	71.6
			$196.7
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
August 6, 2021	August 13, 2021	$0.625	39.3
			$125.0

On October 20, 2022, we declared a distribution of $0.655 per limited partner unit to be paid on November 14, 2022 to unitholders of record on November 7, 2022 with respect to the quarter ended September 30, 2022.

Preferred Unitholders. During the nine months ended September 30, 2022 and 2021, we paid cash distributions to our preferred unitholders of approximately $45 million in both periods. On October 20, 2022, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15 million with respect to the quarter ended September 30, 2022.

Crestwood Midstream

During the nine months ended September 30, 2022 and 2021, Crestwood Midstream paid cash distributions of $537.6 million and $451.3 million to its partners.

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

On July 11, 2022, Crestwood Midstream received a non-cash contribution of approximately $127.3 million from Crestwood Equity related to the acquisition of its 50% equity interest in Crestwood Permian. In addition, on July 11, 2022, Crestwood Equity contributed cash acquired in conjunction with this acquisition of approximately $149.4 million to Crestwood Midstream.

For a further discussion of these acquisitions, see Note 3.

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

The following tables show the change in our non-controlling interest in subsidiary at September 30, 2022 and 2021 (in millions):

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(31.0)
Net income attributable to non-controlling partner	30.8
Balance at September 30, 2022	$434.4

Balance at December 31, 2020	$432.7
Contributions from non-controlling partner	1.0
Distributions to non-controlling partner	(29.9)
Net income attributable to non-controlling partner	30.7
Balance at September 30, 2021	$434.5

In October 2022, Crestwood Niobrara paid cash distributions to Jackalope Holdings of approximately $10.3 million with respect to the quarter ended September 30, 2022.

Other

In February 2022, Crestwood Equity issued 177,025 performance units under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of September 30, 2022, we had total unamortized compensation expense of approximately $3.8 million related to these performance units. During the three and nine months ended September 30, 2022, we recognized compensation expense of $0.4 million and $1.1 million related to these performance units, which is included in general and administrative expenses on our consolidated statements of operations.

During the nine months ended September 30, 2022, 206,017 performance units that were previously issued under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 526,322 common units during the nine months ended September 30, 2022 related to those performance units.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Preferred units(1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	3.9	3.9	3.9	3.9
Unit-based compensation performance units(1)	0.1	0.2	0.2	0.1
Subordinated units(2)	—	—	—	0.1
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and of our performance units, see our 2021 Annual Report on Form 10-K.
(2)In March 2021, CEQP retired its subordinated units. For additional information regarding the retirement of the subordinated units, see Note 11.

Note 13 – Segments

Our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Arrow, Jackalope and Oasis Midstream Williston operations); (ii) gathering and processing south operations (includes our Crestwood Permian, Sendero, Oasis Midstream Delaware and Marcellus operations and our Crestwood Permian Basin equity method investment); and (iii) storage and logistics operations (includes our crude oil, NGL and natural gas storage and logistics operations, and our Tres Holdings and PRBIC equity method investments). On July 1, 2022, we sold our Barnett assets which were previously included in our gathering and processing south segment. On July 11, 2022, we acquired Sendero and we reflect its results in our gathering and processing south segment. Also, on July 11, 2022, we acquired First Reserve’s 50% interest in Crestwood Permian, and as a result, we own and control 100% of the equity interests in Crestwood Permian and we reflect its consolidated results in our gathering and processing south segment. Prior to July 11, 2022, our 50% equity method investment in Crestwood Permian was also reflected in our gathering and processing south segment. For a further discussion of these acquisitions and divestiture, see Note 3.

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

•Gathering and Processing North. Our gathering and processing north operations provide natural gas gathering, compression, treating and processing services, crude oil gathering and storage services and produced water gathering and disposal services to producers in the Williston Basin and Powder River Basin.

•Gathering and Processing South. Our gathering and processing south operations provide natural gas gathering, compression, treating and processing services and produced water gathering and disposal services to producers in the Delaware and Marcellus basins.

•Storage and Logistics. Our storage and logistics operations provide NGLs, crude oil and natural gas storage, terminal, marketing and transportation (including rail, truck and pipeline) services to producers, refiners, marketers, utilities and other customers.

Below is a reconciliation of CEQP’s and CMLP’s net income (loss) to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net income (loss)	$(43.0)	$(39.6)	$18.6	$(116.0)	$(113.0)	$(41.8)	$(107.4)	$(120.7)
Add:
Interest and debt expense, net	47.6	30.9	123.8	102.0	47.6	30.9	123.8	102.0
Loss on modification/extinguishment of debt	—	—	—	6.7	—	—	—	6.7
Provision for income taxes	1.4	0.1	1.7	0.1	1.4	0.1	1.6	0.1
Depreciation, amortization and accretion	86.9	64.6	242.3	182.6	86.8	68.2	248.0	193.2
EBITDA	$92.9	$56.0	$386.4	$175.4	$22.8	$57.4	$266.0	$181.3

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and nine months ended September 30, 2022 and 2021 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2021 Annual Report on Form 10-K. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $2.5 million and $4.9 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended September 30, 2022 and 2021 and $12.0 million and $182.4 million for the nine months ended September 30, 2022 and 2021.

Segment EBITDA Information

	Three Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$272.6	$177.4	$1,116.0	$—	$1,566.0
Intersegment revenues, net	142.2	137.8	(280.0)	—	—
Costs of product/services sold	230.2	249.6	807.0	—	1,286.8
Operations and maintenance expense	27.4	14.3	13.3	—	55.0
General and administrative expense	—	—	—	32.3	32.3
Loss on long-lived assets, net	—	(247.6)	—	—	(247.6)
Gain on acquisition	—	75.3	—	—	75.3
Earnings from unconsolidated affiliates, net	—	2.0	1.2	—	3.2
Crestwood Midstream EBITDA	$157.2	$(119.0)	$16.9	$(32.3)	$22.8
Crestwood Equity
General and administrative expense	—	—	—	1.6	1.6
Gain on long-lived assets	—	71.7	—	—	71.7
Crestwood Equity EBITDA	$157.2	$(47.3)	$16.9	$(33.9)	$92.9

	Three Months Ended September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$144.5	$26.7	$1,055.1	$—	$1,226.3
Intersegment revenues, net	125.6	—	(125.6)	—	—
Costs of product/services sold	149.7	0.4	949.2	—	1,099.3
Operations and maintenance expense	14.1	5.4	12.1	—	31.6
General and administrative expense	—	—	—	24.4	24.4
Gain (loss) on long-lived assets, net	0.1	(18.6)	—	—	(18.5)
Earnings from unconsolidated affiliates, net	—	4.2	0.7	—	4.9
Crestwood Midstream EBITDA	$106.4	$6.5	$(31.1)	$(24.4)	$57.4
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$106.4	$6.5	$(31.1)	$(25.8)	$56.0

	Nine Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$787.2	$243.4	$3,567.2	$—	$4,597.8
Intersegment revenues, net	421.2	137.8	(559.0)	—	—
Costs of product/services sold	686.6	249.6	2,928.2	—	3,864.4
Operations and maintenance expense	78.6	28.6	36.8	—	144.0
General and administrative expense	—	—	—	99.0	99.0
Loss on long-lived assets, net	—	(307.8)	(4.1)	—	(311.9)
Gain on acquisition	—	75.3	—	—	75.3
Earnings from unconsolidated affiliates, net	—	9.4	2.8	—	12.2
Crestwood Midstream EBITDA	$443.2	$(120.1)	$41.9	$(99.0)	$266.0
Crestwood Equity
General and administrative expense	—	—	—	4.8	4.8
Gain on long-lived assets(1)	—	125.0	—	—	125.0
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$443.2	$4.9	$41.9	$(103.6)	$386.4
(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP related to the sale of our assets in the Barnett Shale and the gain on long-lived assets of approximately $72 million recorded by CEQP related to this sale. For a further discussion of this transaction, see Note 3.

	Nine Months Ended September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$422.9	$76.0	$2,689.7	$—	$3,188.6
Intersegment revenues, net	315.1	—	(315.1)	—	—
Costs of product/services sold	386.4	0.8	2,323.1	—	2,710.3
Operations and maintenance expense	38.2	17.4	34.6	—	90.2
General and administrative expense	—	—	—	61.3	61.3
Gain (loss) on long-lived assets, net	0.2	(19.9)	0.1	—	(19.6)
Earnings (loss) from unconsolidated affiliates, net	—	4.4	(130.3)	—	(125.9)
Crestwood Midstream EBITDA	$313.6	$42.3	$(113.3)	$(61.3)	$181.3
Crestwood Equity
General and administrative expense	—	—	—	6.1	6.1
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$313.6	$42.3	$(113.3)	$(67.2)	$175.4

Other Segment Information

	CEQP		CMLP
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Total Assets
Gathering and Processing North	$4,072.4	$2,408.0	$4,072.4	$2,408.0
Gathering and Processing South	1,666.4	886.5	1,666.4	1,017.4
Storage and Logistics	1,131.1	1,125.1	1,131.1	1,125.1
Corporate	29.5	26.1	23.7	20.7
Total Assets	$6,899.4	$4,445.7	$6,893.6	$4,571.2

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $456.4 million and $331.0 million at September 30, 2022 and December 31, 2021, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 15 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2022	December 31, 2021
Contract assets (non-current)(1)	$5.6	$1.3
Contract liabilities (current)(2)	$12.2	$10.7
Contract liabilities (non-current)(2)	$209.1	$187.1

(1)Includes approximately $4.7 million acquired in conjunction with the CPJV Acquisition.
(2)During the three and nine months ended September 30, 2022, we recognized revenues of approximately $4.0 million and $11.2 million that were previously included in contract liabilities at December 31, 2021. The remaining change in our contract liabilities during the three and nine months ended September 30, 2022 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of September 30, 2022 (in millions):

Remainder of 2022	$23.3
2023	70.4
2024	45.8
2025	2.3
2026	0.5
Thereafter	1.3
Total	$143.6

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and nine months ended September 30, 2022 and 2021 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.4	$10.1	$—	$—	$43.5
Crude oil	14.7	1.7	—	—	16.4
Water	41.8	7.5	—	—	49.3
Processing
Natural gas	20.7	4.8	—	—	25.5
Compression
Natural gas	—	4.7	—	—	4.7
Storage
Crude oil	0.6	—	0.1	—	0.7
NGLs	—	—	2.2	—	2.2
Pipeline
Crude oil	—	—	0.6	—	0.6
NGLs	—	5.2	0.1	(5.2)	0.1
Transportation
Crude oil	1.5	0.1	—	—	1.6
NGLs	—	—	5.0	—	5.0
Product Sales
Natural gas	109.6	144.4	248.4	(205.6)	296.8
Crude oil	120.9	—	362.8	(9.8)	473.9
NGLs	68.3	136.2	411.7	(58.9)	557.3
Water	2.1	—	—	—	2.1
Other	0.8	—	0.2	(0.5)	0.5
Total Topic 606 revenues	414.4	314.7	1,031.1	(280.0)	1,480.2
Non-Topic 606 revenues	0.4	0.5	84.9	—	85.8
Total revenues	$414.8	$315.2	$1,116.0	$(280.0)	$1,566.0

	Three Months Ended September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$13.7	$21.6	$—	$—	$35.3
Crude oil	17.1	—	—	—	17.1
Water	24.8	—	—	—	24.8
Processing
Natural gas	5.8	1.4	—	—	7.2
Compression
Natural gas	—	3.7	—	—	3.7
Storage
Crude oil	0.1	—	0.1	(0.1)	0.1
NGLs	—	—	2.6	—	2.6
Pipeline
Crude oil	—	—	0.6	—	0.6
Transportation
Crude oil	0.8	—	—	(0.1)	0.7
NGLs	—	—	4.1	—	4.1
Rail Loading
Crude oil	—	—	1.2	—	1.2
Product Sales
Natural gas	42.9	—	84.5	(42.7)	84.7
Crude oil	105.4	—	331.3	(25.1)	411.6
NGLs	59.1	—	500.1	(57.6)	501.6
Other	—	—	0.5	—	0.5
Total Topic 606 revenues	269.7	26.7	925.0	(125.6)	1,095.8
Non-Topic 606 revenues	0.4	—	130.1	—	130.5
Total revenues	$270.1	$26.7	$1,055.1	$(125.6)	$1,226.3

	Nine Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$92.2	$57.0	$—	$—	$149.2
Crude oil	43.6	4.6	—	—	48.2
Water	117.7	13.0	—	—	130.7
Processing
Natural gas	54.8	7.1	—	—	61.9
Compression
Natural gas	—	11.3	—	—	11.3
Storage
Crude oil	1.7	—	0.4	(0.2)	1.9
NGLs	—	—	6.9	—	6.9
Pipeline
Crude oil	—	—	1.5	—	1.5
NGLs	—	5.2	0.2	(5.2)	0.2
Transportation
Crude oil	4.2	0.5	—	(0.1)	4.6
NGLs	—	—	16.3	—	16.3
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	269.1	145.3	508.0	(331.2)	591.2
Crude oil	394.9	—	1,130.3	(33.9)	1,491.3
NGLs	222.7	136.2	1,505.6	(187.9)	1,676.6
Water	5.0	—	—	—	5.0
Other	1.4	—	0.5	(0.5)	1.4
Total Topic 606 revenues	1,207.3	380.2	3,170.1	(559.0)	4,198.6
Non-Topic 606 revenues	1.1	1.0	397.1	—	399.2
Total revenues	$1,208.4	$381.2	$3,567.2	$(559.0)	$4,597.8

	Nine Months Ended September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$40.5	$59.5	$—	$—	$100.0
Crude oil	56.2	—	—	—	56.2
Water	69.5	—	—	—	69.5
Processing
Natural gas	17.7	3.8	—	—	21.5
Compression
Natural gas	—	12.1	—	—	12.1
Storage
Crude oil	0.3	—	0.4	(0.3)	0.4
NGLs	—	—	8.7	—	8.7
Pipeline
Crude oil	—	—	2.0	—	2.0
NGLs	—	—	0.1	—	0.1
Transportation
Crude oil	1.9	—	—	(0.1)	1.8
NGLs	—	—	12.5	—	12.5
Rail Loading
Crude oil	—	—	3.4	—	3.4
Product Sales
Natural gas	111.9	0.6	224.4	(111.7)	225.2
Crude oil	297.1	—	926.9	(62.5)	1,161.5
NGLs	142.3	—	1,210.9	(140.5)	1,212.7
Other	—	—	1.4	—	1.4
Total Topic 606 revenues	737.4	76.0	2,390.7	(315.1)	2,889.0
Non-Topic 606 revenues	0.6	—	299.0	—	299.6
Total revenues	$738.0	$76.0	$2,689.7	$(315.1)	$3,188.6

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects.

On July 11, 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian. As a result of this transaction, we control and own 100% of the equity interests of Crestwood Permian and include their results in our consolidated financial statements. Prior to July 11, 2022, we owned a 50% equity interest in Crestwood Permian, which we accounted for under the equity method of accounting, and reflected transactions with Crestwood Permian as transactions with affiliates in the tables below.

As discussed above, in conjunction with our acquisition of First Reserve’s 50% equity interest in Crestwood Permian, we issued 11.3 million newly issued CEQP common units to First Reserve and as a result, First Reserve is considered a related party of CEQP and CMLP. In September 2022, we acquired 4.6 million CEQP common units from a subsidiary of Chord Energy Corporation and as result of this transaction, Chord Energy Corporation is no longer considered a related party of CEQP and CMLP.

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of our strategic transactions with Crestwood Holdings in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. During the nine months ended September 30, 2021, we paid approximately $0.6 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. In addition, during the nine months ended September 30, 2021,

Crestwood Holdings allocated a $4.6 million reduction of unit-based compensation charges to CEQP and CMLP. Also, CEQP allocated approximately $0.2 million of its general and administrative costs to Crestwood Holdings during the nine months ended September 30, 2021.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions). For a further description of our related party agreements, see our 2021 Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues at CEQP and CMLP(1)	$140.8	$7.1	$372.7	$25.2
Costs of product/services sold at CEQP and CMLP(2)	$51.3	$34.8	$232.9	$101.3
Operations and maintenance expenses at CEQP and CMLP charged to our unconsolidated affiliates(3)	$2.6	$5.1	$12.4	$16.8
General and administrative expenses charged by CEQP to CMLP, net(4)	$8.5	$11.9	$23.5	$24.4
General and administrative expenses at CEQP and CMLP(5)	$—	$—	$1.3	$—

(1)Includes (i) $83.0 million and $218.9 million during the three and nine months ended September 30, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Chord Energy Corporation (formerly Oasis Petroleum Inc.); (ii) $57.4 million and $148.6 million during the three and nine months ended September 30, 2022 primarily related to gathering and processing services under agreements with a subsidiary of Chord Energy Corporation (formerly Oasis Petroleum Inc.); (iii) $0.3 million and $3.9 million during the three and nine months ended September 30, 2022 and $7.1 million and $25.2 million during the three and nine months ended September 30, 2021 related to the sale of NGLs to a subsidiary of Crestwood Permian; and (iv) $0.1 million and $1.3 million during the three and nine months ended September 30, 2022 related to compressor leases with a subsidiary of Crestwood Permian;
(2)Includes (i) $41.5 million and $114.1 million during the three and nine months ended September 30, 2022 primarily related to purchases of NGLs from a subsidiary of Chord Energy Corporation (formerly Oasis Petroleum, Inc.); (ii) $9.2 million and $116.8 million during the three and nine months ended September 30, 2022 and $30.4 million and $75.5 million during the three and nine months ended September 30, 2021 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (iii) $0.3 million and $1.7 million during the three and nine months ended September 30, 2022 and $0.2 million and $11.3 million during the three and nine months ended September 30, 2021 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; (iv) $0.3 million during both the three and nine months ended September 31, 2022 related to gathering services under agreements Crestwood Permian Basin; and (v) $4.2 million and $14.5 million during the three and nine months ended September 30, 2021 related to purchases of NGLs from Ascent Resources - Utica, LLC, an affiliate of Crestwood Holdings.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and nine months ended September 30, 2022, we charged $1.2 million and $3.5 million to Tres Holdings, $1.0 million to Crestwood Permian Basin in both periods and $0.4 million and $7.9 million to Crestwood Permian. During the three and nine months ended September 30, 2021, we charged $0.1 million and $3.4 million to Stagecoach Gas, $1.2 million and $3.6 million to Tres Holdings and $3.8 million and $9.8 million to Crestwood Permian.
(4)Includes $9.6 million and $26.8 million of unit-based compensation charges allocated from CEQP to CMLP during the three and nine months ended September 30, 2022 and $12.9 million and $27.4 million for the three and nine months ended September 30, 2021. In addition, includes $1.1 million and $3.3 million of CMLP’s general and administrative costs allocated to CEQP during the three and nine months ended September 30, 2022 and $1.0 million and $3.0 million for the three and nine months ended September 30, 2021.
(5)Represents general and administrative expenses related to a transition services agreement with Chord Energy Corporation (formerly Oasis Petroleum Inc.).

The following table shows balances with our affiliates which are reflected in our consolidated balance sheets (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable at CEQP and CMLP	$1.6	$8.2
Accounts payable at CEQP and CMLP	$2.2	$12.0

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries. These forward-looking statements include:

•statements that are not historical in nature, including, but not limited to: (i) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facilities will be sufficient to meet our anticipated liquidity needs for the foreseeable future; (ii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and (iii) our belief that our assets will continue to benefit from the development of unconventional shale plays as significant supply basins; and

•statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

During the third quarter of 2022, we executed a series of strategic transactions including (i) the acquisition of Sendero for approximately $631 million, (ii) the acquisition of First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $6 million in cash and approximately 11.3 million CEQP common units, and (iii) the divestitures of our Barnett and Marcellus Shale assets for approximately $290 million and $206 million, respectively. The Sendero Acquisition adds more than 75,000 dedicated acres and over 1,200 existing and new drilling locations in the Delaware Basin. In addition, Sendero’s assets are highly complementary to Crestwood Permian’s Willow Lake system and are being integrated with minimal capital investment, enabling the Company to capture substantial cost and commercial synergies resulting in approximately 550 MMcf/d of processing capacity. The acquisition of Sendero and First Reserve’s 50% equity interest in the Crestwood Permian joint venture significantly increases the Company’s position in the Delaware Basin.

The divestitures of the Cowtown, Lake Arlington and Alliance systems as well as our Marcellus natural gas gathering and compression assets will represent a full exit of our operations in the Barnett and Marcellus Shales. These divestitures allow the Company to focus on building and optimizing its gathering and processing positions in the Williston, Delaware and Powder River Basins which best positions the Company to deliver long-term value to its unitholders.

In addition to the strategic transactions discussed above, we have also taken steps to (i) minimize capital expenditures to better align with development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the Partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe we are well positioned to execute its business plan.

Other Developments

Bakken DAPL Matter. In July 2020, a U.S. District Court (District Court) ordered the Dakota Access Pipeline (DAPL) to cease operation based on an alleged procedural permitting failure. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) stayed the DAPL shutdown, and subsequently issued an opinion upholding the District Court’s decision on the merits, but not prohibiting DAPL’s continued operation. The plaintiffs sought another injunction against DAPL’s operation, which was denied by the District Court in May 2021. As required by the District Court, the U.S. Army Corps of Engineers is currently conducting an environmental impact statement, which is currently expected to be complete in 2023. We expect DAPL will remain in operation while the environmental impact statement is being completed.

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

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$1,566.0	$1,226.3	$4,597.8	$3,188.6	$1,566.0	$1,226.3	$4,597.8	$3,188.6
Costs of product/services sold	1,286.8	1,099.3	3,864.4	2,710.3	1,286.8	1,099.3	3,864.4	2,710.3
Operations and maintenance expense	55.0	31.6	144.0	90.2	55.0	31.6	144.0	90.2
General and administrative expense	33.9	25.9	103.8	67.4	32.3	24.4	99.0	61.3
Depreciation, amortization and accretion	86.9	64.6	242.3	182.6	86.8	68.2	248.0	193.2
Loss on long-lived assets, net	175.9	18.5	186.9	19.6	247.6	18.5	311.9	19.6
Gain on acquisition	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)	—
Operating income (loss)	2.8	(13.6)	131.7	118.5	(67.2)	(15.7)	5.8	114.0
Earnings (loss) from unconsolidated affiliates, net	3.2	4.9	12.2	(125.9)	3.2	4.9	12.2	(125.9)
Interest and debt expense, net	(47.6)	(30.9)	(123.8)	(102.0)	(47.6)	(30.9)	(123.8)	(102.0)
Loss on modification/extinguishment of debt	—	—	—	(6.7)	—	—	—	(6.7)
Other income, net	—	0.1	0.2	0.2	—	—	—	—
Provision for income taxes	(1.4)	(0.1)	(1.7)	(0.1)	(1.4)	(0.1)	(1.6)	(0.1)
Net income (loss)	(43.0)	(39.6)	18.6	(116.0)	(113.0)	(41.8)	(107.4)	(120.7)
Add:
Interest and debt expense, net	47.6	30.9	123.8	102.0	47.6	30.9	123.8	102.0
Loss on modification/extinguishment of debt	—	—	—	6.7	—	—	—	6.7
Provision for income taxes	1.4	0.1	1.7	0.1	1.4	0.1	1.6	0.1
Depreciation, amortization and accretion	86.9	64.6	242.3	182.6	86.8	68.2	248.0	193.2
EBITDA	92.9	56.0	386.4	175.4	22.8	57.4	266.0	181.3
Unit-based compensation charges	9.6	12.9	26.8	22.8	9.6	12.9	26.8	22.8
Loss on long-lived assets, net	175.9	18.5	186.9	19.6	247.6	18.5	311.9	19.6
Gain on acquisition	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)	—
(Earnings) loss from unconsolidated affiliates, net	(3.2)	(4.9)	(12.2)	125.9	(3.2)	(4.9)	(12.2)	125.9
Adjusted EBITDA from unconsolidated affiliates, net	5.7	9.8	24.2	56.5	5.7	9.8	24.2	56.5
Change in fair value of commodity inventory-related derivative contracts	(5.4)	46.8	(4.6)	48.9	(5.4)	46.8	(4.6)	48.9
Significant transaction and environmental related costs and other items	9.1	0.8	29.6	1.9	9.1	0.7	29.6	(0.4)
Adjusted EBITDA	$209.3	$139.9	$561.8	$451.0	$210.9	$141.2	$566.4	$454.6

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net cash provided by operating activities	$25.3	$79.4	$277.3	$372.9	$26.9	$81.3	$282.1	$378.5
Net changes in operating assets and liabilities	129.9	(25.1)	123.9	(114.8)	129.8	(25.3)	123.9	(114.1)
Amortization of debt-related deferred costs	(0.5)	(1.7)	(1.7)	(5.1)	(0.5)	(1.7)	(1.7)	(5.1)
Interest and debt expense, net	47.6	30.9	123.8	102.0	47.6	30.9	123.8	102.0
Unit-based compensation charges	(9.6)	(12.9)	(26.8)	(22.8)	(9.6)	(12.9)	(26.8)	(22.8)
Loss on long-lived assets, net	(175.9)	(18.5)	(186.9)	(19.6)	(247.6)	(18.5)	(311.9)	(19.6)
Gain on acquisition	75.3	—	75.3	—	75.3	—	75.3	—
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	0.7	3.6	0.9	(137.5)	0.7	3.6	0.9	(137.5)
Deferred income taxes	(1.2)	0.3	(1.1)	0.4	(1.1)	—	(1.2)	—
Provision for income taxes	1.4	0.1	1.7	0.1	1.4	0.1	1.6	0.1
Other non-cash expense	(0.1)	(0.1)	—	(0.2)	(0.1)	(0.1)	—	(0.2)
EBITDA	92.9	56.0	386.4	175.4	22.8	57.4	266.0	181.3
Unit-based compensation charges	9.6	12.9	26.8	22.8	9.6	12.9	26.8	22.8
Loss on long-lived assets, net	175.9	18.5	186.9	19.6	247.6	18.5	311.9	19.6
Gain on acquisition	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)	—
(Earnings) loss from unconsolidated affiliates, net	(3.2)	(4.9)	(12.2)	125.9	(3.2)	(4.9)	(12.2)	125.9
Adjusted EBITDA from unconsolidated affiliates, net	5.7	9.8	24.2	56.5	5.7	9.8	24.2	56.5
Change in fair value of commodity inventory-related derivative contracts	(5.4)	46.8	(4.6)	48.9	(5.4)	46.8	(4.6)	48.9
Significant transaction and environmental related costs and other items	9.1	0.8	29.6	1.9	9.1	0.7	29.6	(0.4)
Adjusted EBITDA	$209.3	$139.9	$561.8	$451.0	$210.9	$141.2	$566.4	$454.6

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$272.6	$177.4	$1,116.0	$144.5	$26.7	$1,055.1
Intersegment revenues	142.2	137.8	(280.0)	125.6	—	(125.6)
Costs of product/services sold	230.2	249.6	807.0	149.7	0.4	949.2
Operations and maintenance expenses	27.4	14.3	13.3	14.1	5.4	12.1
Gain (loss) on long-lived assets, net	—	(247.6)	—	0.1	(18.6)	—
Gain on acquisition	—	75.3	—	—	—	—
Earnings from unconsolidated affiliates, net	—	2.0	1.2	—	4.2	0.7
Crestwood Midstream EBITDA	$157.2	$(119.0)	$16.9	$106.4	$6.5	$(31.1)
Gain on long-lived assets	—	71.7	—	$—	$—	$—
Crestwood Equity EBITDA	$157.2	$(47.3)	$16.9	$106.4	$6.5	$(31.1)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$787.2	$243.4	$3,567.2	$422.9	$76.0	$2,689.7
Intersegment revenues	421.2	137.8	(559.0)	315.1	—	(315.1)
Costs of product/services sold	686.6	249.6	2,928.2	386.4	0.8	2,323.1
Operations and maintenance expenses	78.6	28.6	36.8	38.2	17.4	34.6
Gain (loss) on long-lived assets, net	—	(307.8)	(4.1)	0.2	(19.9)	0.1
Gain on acquisition	—	75.3	—	—	—	—
Earnings (loss) from unconsolidated affiliates, net	—	9.4	2.8	—	4.4	(130.3)
Crestwood Midstream EBITDA	$443.2	$(120.1)	$41.9	$313.6	$42.3	$(113.3)
Gain on long-lived assets(1)	—	125.0	—	—	—	—
Crestwood Equity EBITDA	$443.2	$4.9	$41.9	$313.6	$42.3	$(113.3)
(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP and the gain on long-lived assets of approximately $72 million recorded by CEQP related to the sale of our assets in the Barnett Shale. For a further discussion of the sale of our assets in the Barnett Shale, see Note 3.

Below is a discussion of the factors that impacted EBITDA by segment for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

Gathering and Processing North

EBITDA for our gathering and processing north segment increased by approximately $50.8 million and $129.6 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021. On February 1, 2022, we completed the merger with Oasis Midstream, and as a result, we began reflecting the financial results of Oasis Midstream’s Williston Basin operations in our gathering and processing north segment. For a further discussion of this merger, see Item 1. Financial Statements, Note 3.

Our gathering and processing north segment’s revenues increased by approximately $144.7 million and $470.4 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021, while our costs of product/services sold increased by approximately $80.5 million and $300.2 million during those same periods. During the three and nine months ended September 30, 2022, we recognized revenues of approximately $105.9 million and $261.4 million and product costs of approximately $37.1 million and $84.7 million, respectively, related to our Oasis Midstream Williston Basin operations. The remaining increases in our gathering and processing north segment’s revenues and costs of product/services sold were primarily driven by our Arrow operations which experienced higher average commodity prices on its agreements under which it purchases and sells crude oil and natural gas, partially offset by lower volumes primarily due to lower activity by our producer customers due to the impact that supply chain and other logistical issues had on our customers during the third quarter of 2022, and unusual winter weather conditions experienced during early 2022 that unfavorably impacted our operations and our customers’ operations during the nine months ended September 30, 2022. Arrow’s realized prices on its commodity sales increased by more than 50% during 2022 compared to 2021. Arrow’s natural gas gathering and processing volumes and crude oil gathering volumes decreased by 9%, 7% and 27%, respectively, during the three months ended September 30, 2022 and during the nine months ended September 30, 2022, Arrow’s natural gas gathering and processing volumes and crude oil gathering volumes decreased by 12%, 11% and 31%, respectively, compared to the same periods in 2021.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $13.3 million and $40.4 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to our Oasis Midstream Williston Basin operations.

Gathering and Processing South

EBITDA for CMLP’s gathering and processing south segment decreased by approximately $125.5 million and $162.4 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021. CMLP’s gathering and processing south segment’s EBITDA was impacted by the Sendero and CPJV Acquisitions during the three months ended September 30, 2022, the acquisition of Oasis Midstream’s Delaware Basin operations during the first quarter of 2022, and the Barnett and Marcellus divestitures that impacted both the three months and nine months ended September 30, 2022.

The Sendero and CPJV Acquisitions on July 11, 2022 increased our gathering and processing south segment’s revenues, cost of product/services sold and operations and maintenance expenses by approximately $307.8 million, $257.1 million and $11.1 million, respectively, during the three and nine months ended September 30, 2022. In addition, we recognized a gain of approximately $75.3 million during the three and nine months ended September 30, 2022 related to the CPJV Acquisition, which is further described in Item 1, Financial Statements, Note 3.

In addition to the contributions from our acquisitions described above, the acquisition of Oasis Midstream’s Delaware Basin operations on February 1, 2022 also increased our gathering and processing south segment’s revenues, cost of product/services sold and operations and maintenance expenses by approximately $4.9 million, $0.2 million and $1.5 million, respectively, during the three months ended September 30, 2022, and approximately $13.7 million, $0.5 million and $3.4 million, respectively, during the nine months ended September 30, 2022.

The divestiture of our Barnett operations on July 1, 2022 decreased the gathering and processing south segment’s revenues, cost of product/services sold and operations and maintenance expenses by approximately $16.0 million, $0.3 million and $3.8 million, respectively, during the three months ended September 30, 2022. CMLP also recognized a $53.3 million loss on long-lived assets related to the Barnett divestiture and a $248.2 million loss on long-lived assets related to the Marcellus divestiture during the second and third quarters of 2022, respectively, which are further described in Item 1, Financial Statements, Note 3.

The remaining change in our gathering and processing south segment’s revenues and costs of product/services sold during the nine months ended September 30, 2022 compared to the same period in 2021, primarily related to our Barnett operations, which experienced higher revenues and costs of products sold during the first half of 2022 due to the impact that higher commodity prices had on their percentage-of-index contracts.

Also impacting our gathering and processing south segment’s EBITDA during the nine months ended September 30, 2022 was a loss on long-lived assets of approximately $7.0 million related to the anticipated sale of parts inventory related to our legacy Granite Wash operations.

The CPJV Acquisition resulted in a decrease in earnings from unconsolidated affiliates of approximately $2.9 million during the three months ended September 30, 2022 compared to the same period in 2021, due to the consolidation of this equity method investment in July 2022, partially offset by an increase in equity earnings of approximately $0.7 million during the three and nine months ended September 30, 2022 related to the Crestwood Permian Basin equity investment acquired in conjunction with the CPJV Acquisition. The remaining increase in our equity earnings during the nine months ended September 30, 2022 compared to the same period in 2021, related to the Crestwood Permian equity investment which experienced an increase in its natural gas gathering and processing revenues as a result of an increase of over 100% of its gathering and processing volumes, which was driven by higher demand for its services due to higher commodity prices experienced in the first half of 2022 compared to the same period in 2021.

EBITDA for CEQP’s gathering and processing south segment decreased by approximately $53.8 million and $37.4 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021. The change in CEQP’s gathering and processing south segment’s EBITDA period over period was due to all of the factors discussed above for CMLP. However, CEQP did not record a loss on long-lived assets during the nine months ended September 30, 2022 related to the divestiture of the Barnett assets due to historical impairments previously recorded on Barnett’s property, plant and equipment by CEQP. During the three months ended September 30, 2022, CEQP recorded a gain on the Barnett divestiture of approximately $72 million. For a further discussion of the Barnett divestiture, see Item 1. Financial Statements, Note 3.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $48.0 million and $155.2 million during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Our storage and logistics segment’s EBITDA for the three and nine months ended September 30, 2021 was impacted by a reduction to the equity earnings from our Stagecoach Gas equity method investment as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee as further discussed below.

Our storage and logistics segment’s revenues decreased by approximately $93.5 million during the three months ended September 30, 2022 compared to the same period in 2021, while our costs of product/services sold decreased by approximately $142.2 million during the same period. During the nine months ended September 30, 2022, our storage and logistics segment’s revenues increased by approximately $633.6 million compared to the same period in 2021, while our costs of product/services sold increased by approximately $605.1 million during the same period.

Our NGL marketing and logistics operations experienced a decrease in revenues and costs of product/services sold of approximately $132.2 million and $187.7 million, respectively, during the three months ended September 30, 2022 compared to the same period in 2021. These decreases were primarily driven by lower NGL marketing, storage and terminalling services during 2022 compared to 2021 as a result of continued backwardation in NGL prices and the easing of market infrastructure constraints that impacted demand for our services. Our NGL marketing and logistics operations experienced an increase in revenues of approximately $351.0 million and an increase in costs of product/services sold of approximately $314.7 million during the nine months ended September 30, 2022 compared to the same period in 2021. These increases were primarily driven by higher NGL prices as a result of overall increases in commodity prices during 2022 compared to 2021. Our NGL marketing and logistics operations’ costs of product/services sold was also impacted by the effect of increasing commodity prices on our assets and liabilities from price risk management activities. Included in our costs of product/services sold was a gain of $45.0 million and a loss of $6.3 million during the three and nine months ended September 30, 2022, and a loss of $53.4 million and $94.8 million during the three and nine months ended September 30, 2021 related to our price risk management activities.

Our crude oil and natural gas marketing operations experienced an increase in revenues of approximately $40.4 million and $287.8 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021, and an increase in product costs of approximately $45.3 million and $290.0 million during those same periods. These increases were primarily driven by higher crude oil purchases and sales as a result of increases in commodity prices during 2022 compared to 2021, as well as an increase in marketing activity surrounding our natural gas-related operations driven by higher natural gas prices.

Our storage and logistics segment’s EBITDA was impacted by a loss on long-lived assets of approximately $4.1 million during the nine months ended September 30, 2022 primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business. For a further discussion of this matter, see Item 1. Financial Statements, Note 10.

Our storage and logistics segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $133.1 million during the nine months ended September 30, 2022 compared to the same period in 2021. During the nine months ended September 30, 2021, our results included a loss from unconsolidated affiliates of approximately $139.4 million from our Stagecoach Gas equity investment that was sold in mid-2021. This loss primarily related to a $155.4 million reduction to the equity earnings recorded during the nine months ended September 30, 2021 as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee. In addition, our earnings from unconsolidated affiliates during the nine months ended September 30, 2021 were also reduced by our proportionate share of transaction costs of approximately $3.0 million related to the sale of the Stagecoach Gas equity investment. For a further discussion of this matter, see Item 1. Financial Statements, Note 5. During the three months ended September 30, 2022, earnings from our Tres Holdings equity investment increased by $1.4 million compared to the same period in 2021, primarily due to its ability to capture additional storage and transportation opportunities as a result of higher natural gas prices during 2022 compared to 2021. During the nine months ended September 30, 2022, earnings from our Tres Holdings equity investment decreased by $5.9 million compared to the same period in 2021. During the nine months ended September 30, 2021, Tres Holdings experienced higher revenues from natural gas inventory sales and an increase in demand for its storage and transportation services as a result of the unusually cold weather experienced during early 2021.

Other EBITDA Results

General and Administrative Expenses. During the three and nine months ended September 30, 2022, our general and administrative expenses increased compared to the same periods in 2021, primarily due to transaction costs incurred in conjunction with our strategic transactions executed during 2022 discussed in Item 1. Financial Statements, Note 3. In addition, we also experienced higher unit-based compensation charges during the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher average awards outstanding under our long-term incentive plans.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three and nine months ended September 30, 2022, our depreciation, amortization and accretion expense increased compared to the same periods in 2021, primarily due to our acquisitions during 2022, partially offset by the divestiture of our Barnett Shale assets in July 2022. See Item 1. Financial Statements, Note 3 for a further discussion of these transactions.

Interest and Debt Expense, Net. During the three and nine months ended September 30, 2022, our interest and debt expense, net increased primarily due to the April 2029 Senior Notes assumed in conjunction with the merger with Oasis Midstream and the CPBH Credit Facility assumed in conjunction with the acquisition of the 50% equity interest in Crestwood Permian. In addition, our interest and debt expense increased due to borrowings under the CMLP Credit Facility to fund the cash consideration in conjunction with the Oasis Midstream, Sendero and Crestwood Permian acquisitions and to fund the repayment of the Oasis Midstream credit facility assumed in conjunction with the Oasis Merger. For a further discussion of the April 2029 Senior Notes and the CPBH Credit Facility, see Item 1. Financial Statements, Note 8.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Credit facilities	$12.8	$3.1	$21.5	$12.0
Senior notes	35.2	26.1	102.4	82.9
Other	0.5	1.8	1.8	7.4
Gross interest and debt expense	48.5	31.0	125.7	102.3
Less: capitalized interest	0.9	0.1	1.9	0.3
Interest and debt expense, net	$47.6	$30.9	$123.8	$102.0
Loss on Extinguishment of Debt. During the nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of approximately $6.7 million in conjunction with the redemption of our 2023 Senior Notes.

Liquidity and Sources of Capital

Crestwood Equity is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, distributions from our joint ventures, borrowings under our credit facilities, and sales of equity and debt securities. Our equity investments use cash from their respective operations and contributions from us to fund their operating activities and maintenance and growth capital expenditures. We believe our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.

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

On October 20, 2022, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the third quarter of 2022, which will be paid on November 14, 2022. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

On September 15, 2022, Crestwood Equity acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord Energy Corporation (formerly Oasis Petroleum Inc.), for approximately $123.7 million. This transaction resulted in Crestwood Equity retiring the common units acquired from OMS Holdings LLC. The acquisition of these CEQP common units did not impact the common unit repurchase program described below.

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

In conjunction with the acquisition of the First Reserve’s 50% equity interest in Crestwood Permian, we assumed Crestwood Permian’s credit facility, which provides for revolving loans, letters of credit and swing line loans in an aggregate principal amount of up to $230 million. In addition, the CPBH Credit Facility has an accordion feature that allows Crestwood Permian to increase the available borrowings under the facility by up to an additional $85 million, subject to certain conditions. Upon the closing of the merger with Oasis Midstream on February 1, 2022, the CMLP Credit Facility was increased to $1.5 billion. In October 2022, we amended the CMLP Credit Facility to increase the capacity of the facility from $1.5 billion to $1.75 billion under the terms of the credit agreement. As of September 30, 2022, we had $382.6 million and $13.3 million of available capacity under the CMLP Credit Facility and CPBH Credit Facility, respectively, considering the most restrictive debt covenants in the respective credit agreements. As of September 30, 2022, we were in compliance with all of our debt covenants applicable to our credit facilities and senior notes. See Part I, Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facilities.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$277.3	$372.9
Net cash provided by (used in) investing activities	$(517.2)	$582.9
Net cash provided by (used in) financing activities	$233.0	$(955.5)

Operating Activities

Our operating cash flows decreased by approximately $95.6 million during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by a $148.3 million net increase in the fair value of our price risk management activities during the nine months ended September 30, 2022 compared to a $189.1 million net decrease in the fair value of our price risk management activities during the nine months ended September 30, 2021 as a result of changes in commodity prices. Partially offsetting this decrease was higher revenues of approximately $1,409.2 million, partially offset by higher costs of product/services sold of approximately $1,154.1 million primarily from our storage and logistics and gathering and processing north segments as discussed Results of Operations above.

Investing Activities

Acquisitions and Divestiture. During the nine months ended September 30, 2022, we completed the following acquisitions and divestiture. For a further discussion of these transactions, see Item 1. Financial Statements, Note 3.

•Oasis Merger. On February 1, 2022, we completed the merger with Oasis Midstream, which was valued at approximately $1.8 billion. We paid cash consideration of $160 million, net of cash acquired of approximately $14.9 million, and issued approximately 33.8 million CEQP common units to Oasis Midstream’s unitholders.

•Sendero Acquisition. On July 11, 2022, we acquired Sendero for cash consideration of approximately $631.2 million, net of cash acquired of approximately $28.5 million.

•CPJV Acquisition. On July 11, 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units. We also acquired cash of approximately $149.4 million in conjunction with this acquisition.

•Barnett Divestiture. On July 1, 2022, we sold our assets in the Barnett Shale to EnLink for approximately $290 million.

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

As a result of the series of strategic transactions executed during the third quarter of 2022, which include the acquisitions of Sendero and the remaining 50% equity interest in Crestwood Permian and the divestitures of our assets in the Barnett and Marcellus shales, we currently estimate that our growth capital expenditures for the remainder of 2022 will be approximately $200 million to $220 million. In addition, we expect to spend between approximately $25 million and $30 million on maintenance capital expenditures and approximately $5 million to $15 million on capital expenditures that are directly reimbursable by our customers. Our growth capital expenditures during the year will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facilities. Additional commitments or expenditures will be made at our discretion, and any discontinuation of these construction projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the nine months ended September 30, 2022 (in millions):

Growth capital(1)	$125.9
Maintenance capital	15.2
Other(2)	6.2
Purchases of property, plant and equipment	$147.3

(1)Includes $3.2 million paid related to outstanding litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Investments in Unconsolidated Affiliates. During the nine months ended September 30, 2022 and 2021, we contributed approximately $6.7 million and $6.9 million to our Tres Holdings equity investment primarily for its operating purposes. During the nine months ended September 30, 2022 and 2021, we contributed approximately $83.5 million and $3.3 million to our Crestwood Permian equity investment prior to our acquisition of the remaining 50% equity interest in Crestwood Permian from First Reserve.

Financing Activities

The following equity and debt transactions impacted our financing activities during the nine months ended September 30, 2022:

Equity and Debt Transactions

•During the nine months ended September 30, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord Energy Corporation for approximately $123.7 million;

•During the nine months ended September 30, 2022, distributions to our partners increased by approximately $71.7 million compared to the same period in 2021, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with the merger with Oasis Midstream and the CPJV Acquisition, as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit;

•During the nine months ended September 30, 2022, our taxes paid for unit-based compensation vesting increased by approximately $7.5 million compared to the same period in 2021, primarily due to higher vesting of unit-based compensation awards;

•During the nine months ended September 30, 2022, we borrowed amounts under the CMLP Credit Facility to (i) fund cash consideration of approximately $631.2 million to acquire Sendero; (ii) fund approximately $5.9 million of cash consideration to acquire the remaining 50% equity interest in Crestwood Permian; (iii) fund $160.0 million of cash consideration paid in conjunction with the Oasis Merger; and (iv) repay approximately $218.4 million outstanding under the Oasis Midstream credit facility assumed in conjunction with the Oasis Merger;

•During the nine months ended September 30, 2021, CEQP paid approximately $275.6 million in conjunction with the Crestwood Holdings Transactions;

•During the nine months ended September 30, 2021, we paid approximately $690.5 million to repurchase and cancel approximately $687.2 million of our senior notes that were due in 2023;

•During the nine months ended September 30, 2021, we received net proceeds of approximately $691 million from the issuance of our senior notes due February 2029; and

•During the nine months ended September 30, 2022, our other debt-related transactions resulted in net repayments under our CMLP Credit Facility and our CPBH Credit Facility of $243.7 million compared to net repayments of $471.1 million during the same period in 2021.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our CMLP debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. For additional information regarding our senior notes and related guarantees, see our 2021 Annual Report on Form 10-K and Item 1. Financial Statements, Note 8 of this Quarterly Report on Form 10-Q.

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

Summarized Combined Balance Sheet Information (in millions)

	September 30, 2022	December 31, 2021
Current assets	$901.0	$574.3
Current assets - affiliates	$1.3	$8.4
Property, plant and equipment, net	$3,194.4	$2,161.5
Non-current assets	$1,115.5	$642.3
Current liabilities	$558.7	$578.9
Current liabilities - affiliates	$78.2	$14.7
Long-term debt, less current portion	$3,353.3	$2,052.1
Non-current liabilities	$146.8	$138.7

Summarized Combined Statement of Operations Information (in millions)

Nine Months Ended September 30, 2022
Revenues	$4,093.9
Revenues - affiliates	$376.4
Cost of products/services sold	$3,330.3
Cost of products/services sold - affiliates	$358.7
Operations and maintenance expenses(1)	$121.1
General and administrative expenses(2)	$99.0
Operating income	$51.4
Net loss	$(72.4)

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the nine months ended September 30, 2022, we charged $22.7 million to our affiliates under these agreements.
(2)    Includes $23.5 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2021 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2021 to September 30, 2022.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and

Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

On February 1, 2022, we completed the merger with Oasis Midstream and on July 11, 2022, we completed the Sendero Acquisition and the CPJV Acquisition. As a result, we have extended our controls and procedures surrounding our internal control processes over financial reporting to include Oasis Midstream’s, Sendero’s and Crestwood Permian’s operations. Except for these matters, there were no changes to Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord Energy, for approximately $123.7 million. This transaction resulted in CEQP retiring the common units acquired from OMS Holdings LLC. The acquisition of these CEQP common units did not impact the $175 million common unit repurchase program announced in March 2021.

The table below presents CEQP’s common unit repurchase activity for the three months ended September 30, 2022:

	Total Number of Units Repurchased(1)	Weighted-Average Price Paid Per Unit	Units Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Repurchased Under the Program
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	4,600,000	26.90	—	—
Totals / Weighted Average	4,600,000	$26.90	—	$—

(1)    All units repurchased during the three months ended September 30, 2022 were purchased pursuant to a Common Unit Repurchase Agreement. For more information on this transaction, see Part I, Item I. Financial Statements, Note 11.

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

10.1
Underwriting Agreement dated September 12, 2022 by and among Crestwood Equity Partners LP, Oasis Investment Holdings LLC, OMS Holdings LLC and Citigroup Global Markets Inc., as representative of the underwriter named in Schedule 2 thereto (incorporated by reference to Exhibit 1.1 to Crestwood Equity Partners LP’s Form 8-K filed on September 15, 2022)

10.2
Common Unit Purchase Agreement dated September 12, 2022 by and between Crestwood Equity Partners LP and OMS Holdings LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on September 15, 2022)

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 3, 2022	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	November 3, 2022	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)