Form 10-K
period 2022-12-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2023-02-27
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022).

Crestwood Equity Partners LP	$1.7 billion
Crestwood Midstream Partners LP	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 17, 2023).

Crestwood Equity Partners LP	105,356,560
Crestwood Midstream Partners LP	None

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report:

Crestwood Equity Partners LP	Portions of Crestwood Equity Partners LP’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K
Crestwood Midstream Partners LP	None
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

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

GLOSSARY

The terms below are common to our industry and used throughout this report.

/d	per day
AOD	Area of dedication, which means the acreage dedicated to a company by an oil and/or natural gas producer under one or more contracts.
ASU	Accounting Standards Update
Barrels (Bbls)	One barrel of petroleum products equal to 42 U.S. gallons.
Bcf	One billion cubic feet of natural gas. A standard volume measure of natural gas products.
Cycle	A complete withdrawal and injection of working gas. Cycling refers to the process of completing one cycle.
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
U.S. GAAP	Generally Accepted Accounting Principles in the United States
HP	Horsepower
Hub	Geographic location of a storage facility and multiple pipeline interconnections
Hub services	With respect to our natural gas storage and transportation operations, the following services: (i) interruptible storage services, (ii) firm and interruptible park and loan services, (iii) interruptible wheeling services, and (iv) balancing services.
Injection rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
MBbls	One thousand barrels
MMBbls	One million barrels
MMcf	One million cubic feet of natural gas
Mscf	One thousand standard cubic feet
Natural gas	A gaseous mixture of hydrocarbon compounds, primarily methane together with varying quantities of ethane, propane, butane and other gases.
Natural Gas Act	Federal law enacted in 1938 that established the FERC’s authority to regulate interstate pipelines.
Natural gas liquids (NGLs)	Those hydrocarbons in natural gas that are separated from the natural gas as liquids through the process of absorption, condensation, adsorption or other methods in natural gas processing or cycling plants. NGLs include natural gas plant liquids (primarily ethane, propane, butane and isobutane) and lease condensate (primarily pentanes produced from natural gas at lease separators and field facilities).
NYSE	New York Stock Exchange
SEC	Securities and Exchange Commission
Withdrawal rate	The rate at which a customer is permitted to withdraw gas from a natural gas storage facility.

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
•industry and global factors that influence the supply of and demand for crude oil, natural gas and NGLs;
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
•the availability of storage and transportation infrastructure for hydrocarbons;
•the ability of members of the Organization of Petroleum Exporting Countries (OPEC) and other oil-producing countries to agree and maintain oil price and production controls;
•changes in global economic conditions, including capital and credit market conditions, inflation and interest rates;
•costs or difficulties related to the integration of acquisitions;
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
•Our future growth may be limited if we are unable to complete successful, accretive growth projects.
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
•A change of control could result in us facing substantial repayment obligations under our Crestwood Midstream revolving credit facility and indentures governing our senior notes.
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
•Inflation could adversely impact our ability to control operating expenses and capital costs, increase our level of indebtedness and adversely impact our customer base. The fees we charge to customers under our contracts may not escalate sufficiently to cover our cost increases, which could negatively impact our business, financial condition and results of operations.
•Our contracts may be suspended in some circumstances.

•We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and the inability to do so may disrupt our business and hinder our ability to grow.
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

PART I

Item 1. Business

Unless the context requires otherwise, references in this report to (i) “we,” “us,” “our,” “ours,” “our Company,” the “Company,” the “Partnership,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires, and (ii) “Crestwood Midstream” and “CMLP” refers to Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, information contained herein is reported as of December 31, 2022.

Introduction

Crestwood Equity, a Delaware limited partnership formed in March 2001, is a master limited partnership (MLP) that develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. Headquartered in Houston, Texas, we provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across the United States. We own and operate a diversified portfolio of NGL, crude oil, natural gas and produced water gathering, processing, storage, disposal and transportation assets that connect fundamental energy supply with energy demand across North America. Our primary business objective is to maximize the value of Crestwood Equity for our unitholders. Crestwood Equity’s common units representing limited partner interests are listed on the NYSE under the symbol “CEQP” and its preferred units representing limited partner interests are listed on the NYSE under the symbol “CEQP-P.”

Crestwood Equity is a holding company. All of our consolidated operating assets are owned by or through our wholly-owned subsidiary, Crestwood Midstream, a Delaware limited partnership. In addition, we have equity investments in joint ventures through which we operate certain of their respective assets.

Strategic Transactions

During 2022, we completed a number of strategic transactions that we believe will position the Company to become a stronger, better capitalized company, and we continued to execute on our strategy of maximizing unitholder value through portfolio optimization and the reinvestment of cash flow and divestiture proceeds into the balance sheet, common unit repurchases, common unit and preferred unit distributions, and high returning investment opportunities. These strategic transactions included: (i) the merger with Oasis Midstream Partners LP (Oasis Midstream); (ii) the acquisition of Sendero Midstream Partners; LP (Sendero); (iii) the acquisition of First Reserve Management, L.P.’s (First Reserve) 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian); (iv) the divestiture of our Barnett Shale assets; (v) the divestiture of our Marcellus Shale assets; and (vi) the anticipated divestiture of our Tres Palacios Holdings LLC (Tres Holdings) equity investment.

Oasis Merger

On February 1, 2022, we acquired Oasis Midstream in an equity and cash transaction valued at approximately $1.8 billion (Oasis Merger). Pursuant to the merger agreement, Oasis Petroleum Inc., now known as Chord Energy Corporation (Chord), received $150 million in cash plus 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Chord received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. The assets acquired in the Oasis Merger consist of the Rough Rider system and the Panther system, which are described below in “Description of Our Assets.” This transaction further solidifies Crestwood’s competitive position in the Williston and Delaware Basins and expands the Company’s relationship with Chord. Additionally, the Rough Rider system is complementary with our Arrow system, which has provided and continues to provide opportunities to drive cost savings, commercial synergies and better utilization of available gas processing capacity.

Sendero and CPJV Acquisitions

On July 11, 2022, we acquired Sendero, a privately-held midstream company for cash consideration of approximately $631 million (Sendero Acquisition). The Sendero assets, which consist of the Carlsbad system, are located in Eddy County, New Mexico and provide natural gas gathering, compression and processing services to customers in the Delaware Basin. Also, on July 11, 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $6 million in cash and approximately 11.3 million newly issued CEQP common units (CPJV Acquisition). Prior to the CPJV Acquisition, we owned a 50% equity interest in Crestwood Permian, which we accounted for under the equity method of accounting. As a result of the CPJV Acquisition, we control and own 100% of the equity interests in Crestwood Permian. The assets acquired in the CPJV Acquisition consist of the Willow Lake, Orla and Desert Hills systems. The Sendero assets are complementary to Crestwood Permian’s assets and are being integrated with minimal capital investment, which we expect will enable the Company to capture substantial cost and commercial synergies. The Sendero Acquisition and the CPJV Acquisition significantly increased the Company’s position in the Delaware Basin. See “Description of Our Assets” below for further details on the Sendero and Crestwood Permian assets acquired.

Barnett and Marcellus Shale Divestitures

On July 1, 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC (EnLink) for approximately $290 million, including working capital adjustments. The Barnett Shale assets consisted of our gathering and processing systems located in Hood, Somervell, Johnson, Tarrant and southern Denton Counties, Texas. On October 25, 2022, we sold our Marcellus Shale assets to Antero Midstream Corporation (Antero) for approximately $206 million. The Marcellus Shale assets consisted of gathering and compression systems in Harrison and Doddridge Counties, West Virginia. These divestitures represent a full exit of our gathering and processing operations in the Barnett and Marcellus Shales and allow the Company to focus on building and optimizing its assets in the Williston, Delaware and Powder River Basins, which best positions the Company to deliver long-term value to its unitholders.

Tres Holdings Divestiture

On February 20, 2023, we and BIF II Tres Palacios Aggregator (Delaware) LLC (Brookfield) entered into an agreement with a third party to sell each of our respective interests in Tres Holdings for total consideration of approximately $335 million. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

For a further discussion of these strategic transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3 and Note 6.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2022:

Description of Our Assets

We conduct our operations through Crestwood Midstream and its consolidated subsidiaries and our joint ventures. Our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Williston Basin and Powder River Basin operations); (ii) gathering and processing south operations (includes our Delaware Basin operations and an equity method investment); and (iii) storage and logistics operations (includes our crude oil, NGL and natural gas storage and logistics operations and two equity method investments).

Gathering and Processing North Segment

Our gathering and processing north operations provide natural gas gathering, compression, treating and processing services, crude oil gathering and storage services and produced water gathering and disposal services to producers in the Williston Basin and Powder River Basin. Our gathering and processing north segment’s operating assets consist of: (i) natural gas facilities with approximately 818 MMcf/d of gathering capacity and approximately 775 MMcf/d of processing capacity; (ii) crude oil facilities with approximately 250 MBbls/d of gathering capacity and 496,000 Bbls of storage capacity; and (iii) produced water facilities with approximately 421 MBbls/d of gathering and disposal capacity.

Williston Basin

We own and operate the Arrow and Rough Rider systems which consist of integrated crude oil, rich natural gas and produced water gathering systems, natural gas processing facilities (Bear Den and Wild Basin), crude oil storage facilities and produced water disposal facilities. The Arrow and Rough Rider systems are located in the core of the Bakken Shale primarily in McKenzie and Dunn Counties, North Dakota, with the Arrow system primarily located on the Fort Berthold Indian Reservation.

The Rough Rider system connects to the Arrow crude oil system and is capable of transporting all of its crude oil volumes to the Arrow system. The Arrow system currently connects to the Dakota Access Pipeline (DAPL), Kinder Morgan Inc. (Kinder Morgan) Hiland, Tesoro High Plains Pipeline Company LLC (Tesoro) and True Companies’ Bridger Four Bears pipelines, providing significant downstream delivery capacity for our Arrow and Rough Rider customers. Additionally, we can transport Arrow and Rough Rider crude oil volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact of any potential pipeline shut-downs to our producers with the ability to access multiple markets out of the basin. In addition to the multiple pipeline take-away outlets, the Arrow and Rough Rider systems have 496,000 Bbls of crude oil working storage capacity.

Powder River Basin

We own and operate the Jackalope rich natural gas gathering system, the Continental Express high pressure pipeline and the Bucking Horse gas processing facility in Converse County, Wyoming.

The table below details certain information about our gathering and processing north segment as of December 31, 2022:

Basin (System)	Gathering Capacity	2022 Average Gathering Volumes	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Williston Basin Arrow and Rough Rider	420 MMcf/d - natural gas 250 MBbls/d - crude oil 421 MBbls/d - produced water	247 MMcf/d - natural gas 78 MBbls/d - crude oil 165 MBbls/d - produced water	4	430	550,000
Powder River Basin Jackalope	398 MMcf/d - natural gas	106 MMcf/d - natural gas	2	345	400,000

The table below summarizes certain contract information of our gathering and processing north segment as of December 31, 2022:

Basin	Type of Contracts	Weighted Average Remaining Contract Terms (in years)	Major Customers
Williston Basin	Fixed-fee, percentage-of-proceeds	9	Chord Energy Corporation, Devon Energy Corporation, Enerplus Resources (USA) Corporation
Powder River Basin	Fixed-fee	13	Continental Resources, Inc., Occidental Petroleum Corporation (Oxy)

Our gathering and processing north segment provides services under a variety of contracts. Although the cash flows from these operations are predominantly fee-based under contracts with remaining terms ranging from 2 - 14 years, the results of our operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from these operations can also be impacted in the short term by changing commodity prices, seasonality, weather fluctuations and the financial condition of our customers. Our election to enter primarily into fixed-fee contracts subject to acreage dedication helps minimize our long-term exposure to commodity prices and its impact on the financial condition of our customers, and provides us more stable operating performance and cash flows.

Gathering and Processing South Segment

Our gathering and processing south operations provide natural gas gathering, compression and processing services, crude oil gathering services and produced water gathering and disposal services to producers in the Delaware Basin. Our gathering and processing south segment’s operating assets consist of: (i) natural gas facilities with 1.1 Bcf/d of gathering capacity and 613 MMcf/d of processing capacity; (ii) crude oil facilities with approximately 90 MBbls/d of gathering capacity; and (iii) produced water facilities with approximately 354 MBbls/d of gathering and disposal capacity.

Delaware Basin

We own and operate the Willow Lake, Orla, Carlsbad, Desert Hills and Panther systems, which consist of rich natural gas gathering systems, natural gas processing facilities (Orla and Carlsbad), a produced water gathering and disposal system (Desert Hills), and a produced water gathering and disposal system and a crude oil gathering system (Panther). The Willow Lake and

Carlsbad systems’ gathering operations are located in Eddy County, New Mexico and are highly complementary to each other. The Orla natural gas processing facility is located in Reeves County, Texas. Our Desert Hills and Panther systems’ produced water and crude oil gathering operations are located in Culberson, Reeves, Winkler, Loving and Ward Counties, Texas.

We also own an undivided interest in 80,000 Bbls/d of capacity in a segment of the Epic Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas.

Crestwood Permian Basin Equity Investment

Our gathering and processing south segment also includes our 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin). A subsidiary of Shell plc owns the remaining 50% equity interest. Crestwood Permian Basin owns the Nautilus natural gas gathering system, which is operated by subsidiaries of Crestwood Midstream. Crestwood Permian Basin has a long-term fixed-fee gathering agreement with a subsidiary of ConocoPhillips Company (ConocoPhillips), under which Permian Delaware Enterprise has dedicated the gathering rights for its gas production across a large acreage position in Loving, Reeves and Ward Counties, Texas to Crestwood Permian Basin.

The table below details certain information about our gathering and processing south segment (including our equity investment and its operations) as of December 31, 2022:

Delaware Basin (System)	Gathering Capacity	2022 Average Gathering Volumes	Number of In-Service Processing Plants	Processing Capacity(1) (MMcf/d)	Gross Acreage Dedication
Willow Lake/Orla	596 MMcf/d - natural gas	164 MMcf/d - natural gas	1	263	19,000
Carlsbad	326 MMcf/d - natural gas	186 MMcf/d - natural gas	2	350	80,000
Desert Hills	125 MBbls/d - produced water	68 MBbls/d - produced water	—	—	30,000
Panther	90 MBbls/d - crude oil 229 MBbls/d - produced water	21 MBbls/d - crude oil 63 MBbls/d - produced water	—	—	96,000
Nautilus	217 MMcf/d - natural gas	122 MMcf/d - natural gas	—	—	94,000

(1)Includes capacity of processing plants that are in service and not in service.
The table below summarizes certain contract information of our gathering and processing south segment (including our equity investment and its operations) as of December 31, 2022:

Delaware Basin (System)	Type of Contracts	Weighted Average Remaining Contract Terms (in years)	Major Customers
Willow Lake/Orla	Fixed-fee, percentage-of-proceeds	9	Novo Oil & Gas Northern Delaware LLC, Mewbourne Oil Company (Mewbourne), ConocoPhillips
Carlsbad	Fixed-fee, percentage-of-proceeds	4	Mewbourne, Marathon Oil Permian LLC, BTA Oil Producers LLC, Kaiser Francis Oil Company
Desert Hills	Fixed-fee	7	ConocoPhillips
Panther	Fixed-fee	12	Percussion Petroleum, LLC
Nautilus	Fixed-fee	14	ConocoPhillips, Battalion Oil Corporation

Our gathering and processing south segment provides services under a variety of contracts. Although the cash flows from these operations are predominantly fee-based under contracts with remaining terms ranging from 1 - 14 years, the results of our operations are significantly influenced by the volumes gathered and processed through our systems. The cash flows from these operations can also be impacted in the short term by changing commodity prices, seasonality, weather fluctuations and the financial condition of our customers. Our election to enter primarily into fixed-fee contracts subject to acreage dedications helps minimize our long-term exposure to commodity prices and their impact on the financial condition of our customers and provides us more stable operating performance and cash flows.

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
•COLT Hub. The COLT Hub consists of our integrated crude oil loading, storage and pipeline terminal located in the heart of the Williston Basin in Williams County, North Dakota. The COLT Hub has approximately 1.2 MMBbls of crude oil storage capacity and 160,000 Bbls/d of rail loading capacity. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile 10-inch bi-directional proprietary pipeline that connects the COLT terminal to our storage tank facility at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC crude oil pipeline, Kinder Morgan Hiland crude oil pipelines and the DAPL interstate pipeline system at the COLT terminal, and the Enbridge Energy Partners, L.P. and Marathon interstate pipeline systems at Dry Fork. The pipelines and truck unloading racks connected to the COLT Hub can deliver up to approximately 290,000 Bbls/d of crude oil to our terminal.
•Natural Gas Storage Facility. We own a 50.01% equity interest in Tres Holdings, a joint venture between CMLP Tres Manager LLC, our wholly-owned subsidiary, and Brookfield, which owns the remaining 49.99% equity interest in Tres Holdings. Tres Palacios Gas Storage LLC (Tres Palacios), a wholly-owned subsidiary of Tres Holdings, owns a FERC-certificated 34.9 Bcf multi-cycle salt dome natural gas storage facility located in Markham, Texas, with a FERC-certificated maximum injection rate of 1,000 MMcf/d and a maximum withdrawal rate of 2,500 MMcf/d. The Tres Palacios natural gas storage facility’s 63-mile, 24-inch diameter header system (including a 38-mile dual 24-inch diameter system, a 20-mile north pipeline lateral and an approximate 5-mile south pipeline lateral) interconnects with 12 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan’s Houston central processing plant.
•Powder River Basin Crude Oil Facilities. We own a 50.01% equity interest in Powder River Basin Industrial Complex, LLC (PRBIC), a joint venture between Crestwood Crude Logistics LLC, our wholly-owned subsidiary and Twin Eagle Powder River Basin, LLC (Twin Eagle). PRBIC owns an integrated crude oil loading, storage and pipeline terminal located in Douglas County, Wyoming. PRBIC, which is operated by Twin Eagle, sources crude oil production from Powder River Basin producers through an eight-bay truck unloading rack. The PRBIC facility includes 20,000 Bbls/d of rail loading capacity and 380,000 Bbls of crude oil working storage capacity. The pipeline terminal includes connections to Kinder Morgan’s Double H Pipeline system and Plains All American Pipeline, L.P.’s (Plains) Rocky Mountain Pipeline system.

The table below summarizes certain contract information about our COLT Hub operations, our Tres Holdings equity investment and our PRBIC equity investment as of December 31, 2022:

Facility	Type of Contracts(1)	Weighted Average Remaining Contract Terms	Major Customers
COLT	Fixed-Fee, Firm	Less than 1 year	BP Products North America, Inc (BP), Flint Hills Resources
Tres Palacios	Firm(2)	2 years	BP, Trafigura Trading LLC
PRBIC	Fixed-Fee, Firm	Less than 1 year	Texon L.P.

(1)Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of crude oil transported or stored. Firm contracts represent contracts whereby our customers agree to pay for a specified amount of storage or transportation capacity, whether or not the capacity is utilized.
(2)Tres Palacios has approximately 29.2 Bcf of firm storage contracts at December 31, 2022.

The cash flows from our COLT Hub operations are predominantly fee-based under contracts with terms ranging from six months to one year. Our current cash flows from crude-by-rail facilities are supported by contracts with refiners and marketers. The rates and durations of the contracts associated with our crude oil terminals have eroded as pipelines have come on-line that make crude-by-rail options less economical, which impacts our cash flows from operations. The cash flows from our Tres

Palacios joint venture are predominantly fee-based under contracts with remaining terms ranging from one to six years. Cash flows from interruptible and other hub services provided by our Tres Palacios joint venture tend to increase during the peak winter season. The cash flows from our other storage and logistics operations represent sales to creditworthy customers typically under contracts with durations of one year or less, and tend to be seasonal in nature due to customer profiles and their tendencies to purchase NGLs during peak winter periods.

Major Customers

For the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of our total consolidated revenues.

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

These federal statutes and PHMSA regulations collectively impose numerous safety requirements on pipeline operators, such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. For example, pursuant to the authority under the NGPSA and

HLPSA, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (HCAs) and moderate consequence areas (MCAs) along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along crude oil and NGL pipelines are based on high-population density areas, in addition to certain drinking water sources and unusually sensitive ecological areas. MCAs are attributable to natural gas pipelines and are based on high-population areas as well as certain principal, high-capacity roadways, though they do not meet the definition of a natural gas pipeline HCA. Integrity management programs require more frequent inspections and other preventative measures to ensure pipeline safety in HCAs and MCAs.

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation or agency rulemaking.

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

•Natural Gas Storage Facilities Rulemaking. In February and July 2020, PHMSA published final rules that amended the minimum safety issues applicable to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements.
•Natural Gas Pipeline Rulemaking. In October 2019, PHMSA published a final rule for certain natural gas pipelines that imposes numerous requirements, including maximum allowable operating pressure (MAOP) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033 unless the pipeline cannot be modified to permit such accommodation, and the consideration of seismicity as a risk factor in integrity management.
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
•Natural Gas Gathering Lines Rulemaking. In November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, provide criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures.

•Natural Gas Pipeline Rulemaking. In August 2022, PHMSA issued a final rule that adjusted the repair criteria for pipelines in HCAs, created new repair criteria for pipelines in non-HCAs, strengthened corrosion control requirements, mandated pipeline inspections following extreme weather events, strengthened integrity management assessment requirements, and codified a management of change process.

Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of the 2020 Pipeline Safety Act’s mandate that they update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities by December 27, 2021. As required by the 2020 Pipeline Safety Act, PHMSA, together with state regulators, began their inspection of these plans in 2022 after holding a public information webinar in February 2022 that discussed key elements of the applicable regulations and provided a general overview of the review of such plans.

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

Natural Gas Gathering

Natural gas gathering facilities are exempt from FERC jurisdiction under Section 1(b) of the Natural Gas Act. Although the FERC has not made formal determinations with respect to all of our facilities we consider to be gathering facilities, we believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine whether a pipeline is a gathering pipeline, and not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation. The FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided are not exempt from FERC regulation under the Natural Gas Act and the facility provides interstate services, the rates for, and terms and conditions of, the services provided by such facility would be subject to FERC regulation. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or the Natural Gas Policy Act, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

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

Natural Gas Storage and Transportation

Our equity investments’ natural gas pipelines used in gathering, storage and transportation activities are subject to regulation under the NGPSA. In response to the 2016 Pipeline Safety Act, PHMSA issued an interim final rule in December 2016 and a final rule in January 2020 imposing new safety-related requirements on downhole facilities (including wells, wellbore tubing and casing) of new and existing underground natural gas storage facilities. The final rule incorporates by reference two American Petroleum Institute Recommended Practices which address construction, maintenance, risk management and integrity management procedures for underground storage facilities. To the extent we operate or manage natural gas storage facilities owned by our equity investments, we have evaluated the final interim rules and do not anticipate any significant impact on our equity investments or any significant increase in the costs of operating and maintaining natural gas storage facilities.

The natural gas storage operations of Tres Palacios is subject to regulation by the FERC under the Natural Gas Act. Under the Natural Gas Act, the FERC has authority to regulate natural gas transportation services in interstate commerce, which includes natural gas storage services. The FERC exercises jurisdiction over (i) rates charged for services and the terms and conditions of service; (ii) the certification and construction of new facilities; (iii) the extension or abandonment of services and facilities; (iv) the maintenance of accounts and records; (v) the acquisition and disposition of facilities; (vi) standards of conduct between affiliated entities; and (vii) various other matters. Regulated natural gas companies are prohibited from charging rates determined by the FERC to be unjust, unreasonable or unduly discriminatory, and both the existing tariff rates and the proposed rates of regulated natural gas companies are subject to challenge.

The rates and terms and conditions of Tres Palacios’ operations are found in its FERC-approved tariff. Tres Palacios is authorized to charge and collect market-based rates for storage services. Market-based authority allows companies to negotiate rates with individual customers based on market demand. A loss of market-based authority or any successful complaint or protest against the rates charged or provided by Tres Palacios could have an adverse impact on our results of operations.

In addition, the Energy Policy Act of 2005 amended the Natural Gas Act to (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for the sale or transportation of physical natural gas in interstate commerce; and (iii) significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC rules, regulations or orders thereunder. As a result of the Energy Policy Act of 2005, the FERC has the authority to impose civil penalties for violations of these statutes and FERC rules, regulations and orders, up to approximately $1.5 million per day, per violation.

Subsurface Injection

Our produced and flowback water underground injection operations are subject to the federal Safe Drinking Water Act (SDWA) and analogous state laws and regulations. Pursuant to the SDWA, the EPA established the Underground Injection Control (UIC) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record-keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells. States may add more stringent restrictions on the operation of injection wells when a permit is renewed or amended, which may result in material expenditures or impose significant restraints or financial assurances on our operations. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of UIC permits, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties claiming damage for alternative water supplies, property damages and personal injuries.

There exists a concern amongst certain public and federal and state agencies that the injection of produced and flowback water into below ground disposal wells may trigger seismic activity. In response to concerns identified by a 2016 United States Geological Survey, some federal and state agencies have investigated and continue to investigate whether such wells have caused increased seismic activity. Also, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety, including the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of such wells, which has resulted in some states restricting, suspending, or shutting down the use of such injection wells. For example, the Texas Railroad Commission (TRCC) has adopted rules governing the permitting or re-permitting of wells used to dispose of produced and flowback water and other fluids resulting from the production of crude oil and natural gas in order to address these seismic activity concerns with the state. Also, North Dakota agencies requires a map depicting the area around the location where the disposal well is proposed that depicts any known or suspected faults.

Freshwater Distribution

As freshwater availability becomes more limited, the regulatory restrictions on the use of freshwater may become more stringent. This could lead to increased flowback and produced water disposal costs. Some states have considered mandating the recycling of produced and flowback water. If such laws are passed, our producer customers may divert some produced and flowback water to recycling operations that may have otherwise been disposed of at our facilities, which could reduce the demand for our services. In addition, our sales of residual crude oil collected as part of the produced and flowback water injection process may impose liability on us in the event that the entity to which the crude oil was transferred fails to manage and dispose of residual crude oil in accordance with applicable environmental and occupational health and safety laws.

Crude Oil and NGL Transportation

The transportation of crude oil and natural gas liquids by common carrier pipelines on an interstate basis is subject to regulation by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. FERC regulations require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. The ICA and FERC regulations also require that such rates be just and reasonable, and to be applied in a non-discriminatory manner so as to not confer undue preference upon any shipper. Certain of our pipelines are considered common carrier pipelines subject to regulation by the FERC under the ICA.

The transportation of crude oil and natural gas liquids by common carrier pipelines on an intrastate basis is subject to regulation by state regulatory commissions. The basis for intrastate crude oil and natural gas liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil and natural gas liquids pipeline rates, varies from state to state. Intrastate common carriers must also offer service to all shippers requesting service on the same terms and under the same rates. Certain of our pipelines are intrastate common carriers under the laws of the state in which they are located. We believe that the regulation of our intrastate crude oil pipeline and natural gas liquids pipelines will not affect our operations in any materially different way than such regulation will affect the operation of our competitors.

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

Our assets in Texas include intrastate common carrier NGL pipelines subject to the regulation of the TRRC, which requires that our NGL pipelines file tariff publications containing all the rules and the regulations governing the rates and charges for services we perform. TRRC regulations also require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services.

We cannot, however, provide assurance that the FERC will not, at some point, either at the request of other entities or on its own initiative, assert that some or all of our crude oil or natural gas liquids pipelines are subject to FERC requirements for common carrier pipelines, or are otherwise not exempt from the FERC’s filing or reporting requirements, or that such an assertion would not adversely affect our results of operations. In the event the FERC were to determine that our crude oil or natural gas liquids pipelines are subject to FERC requirements for common carrier pipelines, or otherwise would not qualify for a waiver from the FERC’s applicable regulatory requirements, we would likely be required to (i) file a tariff with the FERC; (ii) provide a cost justification for the transportation charge; (iii) provide regulated services to all potential shippers without undue discrimination; and (iv) potentially be subject to fines, penalties or other sanctions for violations of the ICA and the FERC’s regulations thereunder.

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

In recent years, PHMSA and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary, have pursued rules to better assure the safe transport of Bakken crude oil by rail. For example, PHMSA adopted a final rule that includes, among other things, providing new sampling and testing requirements to improve classification of Bakken crude oil transported. Additionally in 2016, PHMSA published a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029 and, more recently in February 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, that February 2019 final rule requires railroads to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident and share information about high-hazard flammable train operations with state and tribal emergency response commissions. We, as the owner of a Bakken crude oil loading terminal, may be adversely affected to the extent more stringent rail transport rules result in more significant operating costs in the shipment of Bakken crude oil by rail or as a result of delays or limitations of such shipments.
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

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services. For example, in 2015, the EPA issued a final rule under the Clean Air Act, making the National Ambient Air Quality Standard (NAAQS) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, in December 2020, published notice of a final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision and, in January 2021, the Biden Administration announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. The Department of Justice has requested that any such legal challenges, therefore, be held in abeyance until the EPA completes its reconsideration. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, resulting in longer permitting timelines, and could significantly increase our or our customers' capital expenditures and operating costs.

In another example, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over “waters of the United States,” including wetlands. The EPA and the U.S. Army Corps of Engineers (Corps) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach, and in several instances, federal courts have vacated these rulemakings. In the third quarter of 2021, two federal district courts in Arizona and New Mexico vacated the Trump Administration’s 2020 rule, which resulted in a return to protections that were in place prior to the 2015 rulemaking revisions under the Obama Administration. In December 2022, the EPA and Corps released a final revised definition of “waters of the United States” founded upon the pre-2015 definition and including updates to incorporate existing Supreme Court decisions and agency guidance, and the new rule was officially published on January 18, 2023, to be effective on March 20, 2023. However, the new rule has already been challenged, with the State of Texas and industry groups filing separate suits in federal court in Texas on January 18, 2023. Moreover, in October 2022, the Supreme Court heard arguments in Sackett v. EPA, which involves issues relating to the legal tests used to determine whether wetlands are “waters of the United States.” The Supreme Court is expected to release an opinion in this case in 2023, which could impact the regulatory definition and its implementation. The implementation of the final rule and the potential expansion of the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations could lead to project development delays, restrictions or cancellations, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

Separately, Nationwide Permit (NWP) 12, one of the Corps’ general permits that provides an avenue for streamlined authorization under the Clean Water Act Section 404 for certain oil and gas pipeline activities, has been subject to legal challenges and regulatory revision in recent years. The Corps reissued NWP 12 in January 2021 for a five-year period, but this permit is being challenged in federal court on the same grounds that were litigated in Northern Plains Resource Council v. U.S. Army Corps of Engineers. In that case, the U.S. District Court for the District of Montana previously found the permit unlawful and vacated it, though on appeal, the Supreme Court limited vacatur to only the pipeline at issue in the litigation. In addition, the Corps announced on March 28, 2022, that it was commencing a formal review of NWP 12 to ensure consistency with the Biden Administration’s commitments on potential impacts to disadvantaged communities, climate change, and other issues. Although the full extent and impact of the ongoing litigation and agency action with respect to the issued NWP 12 is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other similar general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

Another permitting and development constraint occurs as a result of the protections afforded under the Endangered Species Act (ESA) and comparable state laws, which restrict crude oil and natural gas-related activities that may affect endangered or threatened species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (MBTA). The U.S. Fish and Wildlife Service (FWS) under the Trump Administration issued a final rule on January 7, 2021 which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, their nests, or their eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration’s rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. A notice of proposed rulemaking is scheduled for release in 2023. To the extent that protected species live in the areas where we operate, our ability to conduct or expand operations and construct facilities could be limited or could force us to incur significant additional costs. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. In addition, the FWS may make new determinations on the listing of species as endangered or threatened under the ESA. The dunes sagebrush lizard and the lesser prairie chicken are examples of species where new protections could impact our operations. In August 2022, the FWS filed a stipulated settlement agreement in a case challenging its failure to timely make a twelve-month finding on a petition to list the dunes sagebrush lizard. Under the agreement, the FWS will submit a twelve-month finding on the petition no later than June 29, 2023. The FWS also published a final rule on November 22, 2022, listing one Distinct Population Segment of the lesser prairie chicken species as threatened, and a second Distinct Population Segment as endangered, with these new designations going into effect on March 27, 2023. The designation of previously undesignated species as endangered or threatened could cause us to incur additional costs or cause our operations to become subject to restrictions or bans or limit future development activity in affected areas, thereby reducing demand for our services.

Additionally, crude oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (NEPA). The NEPA requires federal agencies, including the U.S. Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency may prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement. Such environmental assessments and environmental impact statements are made available for public review and comment. On July 16, 2020, the Council on Environmental Quality (CEQ) under the Trump Administration published a final rule modifying the NEPA, and that rule remains subject to ongoing litigation in several federal district courts. The CEQ, now under the Biden Administration, issued a final rule in April 2022 retreating from several of these changes, one of which focused on ensuring that agency analysis captures the direct, indirect and cumulative effects of major federal actions. The Biden Administration considered these initial changes to be only “Phase 1” of its two-phased approach to modifying the NEPA regulations. “Phase 2” of this process remains underway, and although no details are yet public, it is likely that these revisions will result in increased agency scrutiny of major federal actions, including those associated with development of oil and gas resources. Additionally, in January 2023, the CEQ released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the NEPA. The CEQ’s interim guidance is effective immediately and encourages agencies to consider, among other things, effects from upstream and downstream GHG emissions of fossil fuel projects. Implementation of these changes may result in further permitting delays.

In addition to the laws and regulations described above, the potential impact of climate change continues to attract considerable attention in the United States and in other countries. President Biden has made action on climate change a priority of his administration’s agenda. At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. Additionally, the Inflation Reduction Act of 2022 (IRA 2022) imposes fees on the emission of methane that exceed certain thresholds from sources rquired to report their GHG emissions to the EPA. Compliance with these rules or other initiatives could result in increased compliance expenditures or mitigation costs for our operations. Moreover, significant incentives for alternative clean energy investment could accelerate the transition away from fossil fuels to renewable and low carbon energy, which could in turn reduce demand for our products and services and adversely affect our business and results of operations. For more information on each of these climate change-related issues, see Item 1A. Risk Factors, “Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which oil and natural gas production may occur and reduced demand for our services.”

Additionally, various states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations has sponsored the Paris Agreement, which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community has made a number of announcements at both the 26th Conference of the Parties (COP26) and the 27th Conference of the Parties (COP27) to include at the former, the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. For more information on each of these climate change-related issues, see Item 1A. Risk Factors, “Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which oil and natural gas production may occur and reduced demand for our services.”

Our access to capital may be impacted by climate change policies. Shareholders and bondholders currently invested in fossil fuel energy companies such as ours but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel energy industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. For more information on each of these climate change-related issues, see Item 1A. Risk Factors, “Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which oil and natural gas production may occur and reduced demand for our services.” Furthermore, the SEC released a proposed rule in March 2022 that would establish a framework for the reporting of climate risks, targets and metrics. Although the final form and substance of this proposed rule and its requirement are not yet known, and the ultimate impacts upon our business is uncertain, the proposed rule, if finalized, may result in increased compliance costs and increased costs of and restrictions on access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading or deficient.

Increasing attention to climate change, societal expectations for companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and customer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts from oil and natural gas products and bias against companies operating in the sector. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see Item 1A. Risk Factors, “Increasing attention to environmental, social and governance (ESG) matters may impact our business.”

Human Capital

As of December 31, 2022, we had 753 full-time employees, 280 of which were general and administrative employees and 473 of which were operational employees. Our ability to attract, develop, retain and keep our employees safe is critical to the operational performance and future sustainability of our company.

We believe our ability to attract employees is significantly influenced by our efforts to create a culture founded on respect and collaboration, and our ability to value the diverse backgrounds, skills and contributions that our employees offer. Our commitment to Diversity, Equity and Inclusion (DE&I) is advanced by our Chief Diversity Officer and our internal DE&I committee pursuant to our DE&I five-point plan with the key pillars of attracting talent for a diverse workforce, creating an inclusive and engaged workforce, focusing on sustainability and accountability, creating meaningful DE&I-related partnerships, and building the future pipeline of employees with DE&I in mind. During 2022, we demonstrated our commitment to DE&I by conducting indigenous cultural awareness training for a second consecutive year and granting internships and scholarships where 60% of the participants were from diverse backgrounds. Each of these DE&I accomplishments were factored into our employees’ short-term incentive compensation for 2022 and 2021, and we were able to meet or exceed the targeted goals for each of those areas during both years.

We develop our employees through a comprehensive performance management program and through continuous training, especially as it relates to safety, operations, technology, human resources and ethics and compliance. During the years ended December 31, 2022 and 2021, 100% and 99.9% of our employees completed their assigned training in these areas.

We monitor our ability to retain our employees through our voluntary turnover rate (the percentage of employees who voluntarily leave our organization compared to our total employee population), which was 13% and 11% during the years ended December 31, 2022 and 2021.

We monitor our ability to keep our employees safe by setting company-wide goals each year as it relates to leading indicators (i.e., near miss reporting) and lagging indicators (i.e., incident and injury rates), certain of which are factored into our employees’ short-term incentive compensation each year. During 2022 and 2021, we exceeded all of our core safety goals and targets, and achieved a total recordable incident rate of 1.03 and 1.10, respectively, a days away restricted transferred rate of

0.51 and 0.66, respectively, and a preventable vehicular incident rate of 0.89 and 0.66, respectively, for the years ended December 31, 2022 and 2021.

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

In addition to its reports filed or furnished with the SEC, the Company publicly discloses information from time to time in its press releases, at annual meetings of unitholders, in publicly accessible conferences and investor presentations and through its website (principally within the “Investors” section of our website).

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

References to our website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, our website, and such information should not be considered part of this Form 10-K.

Item 1A. Risk Factors

Risks Inherent in Our Business

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control.

Our success depends on the supply and demand for natural gas, NGLs and crude oil, which has historically generated the need for new or expanded midstream infrastructure. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for one or more commodities, including reductions in our ability to renew contracts on favorable terms and to construct new infrastructure. For example, significantly lower commodity prices during the past few years have resulted in an industry-wide reduction in capital expenditures by producers and a slowdown in drilling, completion and supply development efforts. Notwithstanding this market downturn, production volumes of crude oil, natural gas and NGLs have continued to grow (or decline at a slower rate than expected). Similarly, major factors that impact natural gas demand domestically include the effects of the COVID-19 pandemic, the realization of potential liquefied natural gas exports and demand growth within the power generation market. Factors that impact crude oil demand include production cuts and freezes implemented by OPEC members and other large oil producers such as Russia. For example, during the first half of 2020, the combined effect of OPEC and Russia’s failure to agree on a plan to cut production of oil and related commodities, the outbreak of the COVID-19 pandemic and the shortage in available storage for hydrocarbons in the United States contributed to a sharp drop in prices for crude oil. Subsequently, in 2022, Russia launched a military action against Ukraine. The conflict has caused, and could intensify, volatility in the prices of natural gas, oil and NGLs, and the extent and duration of the military action, sanctions and resulting market disruptions have been significant and could continue to have a substantial impact on the global economy and our business for an unknown period of time. There is evidence that the increase in crude oil prices during 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Alternatively, a cessation of the hostilities between Russia and Ukraine as a result of a negotiated withdrawal or otherwise could cause commodity prices to decline. Further, in 2022, OPEC+ announced a 2 million barrel per day reduction in production quotas. This action was taken largely in response to the U.S. decision to continue releasing crude from its Strategic Petroleum Reserve. While actual OPEC+ production capabilities are difficult to discern, any return to previous targeted production levels could cause commodity prices to decline.

We cannot predict what actions OPEC and other oil-producing countries will take in the future or other geopolitical and domestic activities that may significantly influence commodity prices. In addition, the supply and demand for natural gas, NGLs and crude oil for our business will depend on many other factors outside of our control, some of which include:

•changes in general domestic and global economic and political conditions, including economic downturns or recessionary environments;
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
•the availability of hydrocarbon storage and transportation infrastructure;
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
•geopolitical events, such as the ongoing military conflict involving Russia and Ukraine;
•adoption of various energy efficiency and conservation measures; and
•perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

If volatility and seasonality in the oil and gas industry increase, because of increased production capacity, reduced demand for energy, or otherwise, the demand for our services and the fees that we will be able to charge for those services may decline. In addition to volatility and seasonality, an extended period of low commodity prices could adversely impact storage and transportation values for some period of time until market conditions adjust. For example, in response to low commodity prices experienced during early 2020, some of our customers reduced capital expenditures and curtailed production, which adversely affected our gathering and processing north and south segments’ results. With West Texas Intermediate crude oil prices ranging from $71.05 to $123.64 per barrel in 2022, the sustainability of recent prices improvements and longer-term oil prices cannot be predicted. These commodity price impacts could have a negative impact on our business, financial condition and results of operations.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.

During the past few years, the global and U.S. economy was negatively impacted by the COVID-19 pandemic, which disrupted global supply chains, reduced consumer activity, disrupted travel and created significant volatility and disruption of financial and commodity markets. The effects of the COVID-19 pandemic resulted in a significant reduction in global demand for natural gas, NGLs and crude oil and a significant and persistent reduction in the market price of crude oil during 2020. As a result, many producers, including some of our customers, curtailed some of their short-term drilling and production activity and reduced or slowed down their plans for future drilling and production activity. This decrease in activity decreased the demand that certain of these customers had for our services in 2020, and may continue to impact demand for our services in the future if our customers continue to or further curtail drilling and production activity in the future. As COVID-19 vaccines have become more readily available and social distancing guidelines, travel restrictions and stay-at-home orders have eased, the pandemic’s impact on the global economy and demand for natural gas, NGLs, and crude oil, and related commodity prices, has changed over time.

The extent of the impact of the COVID-19 pandemic or any other future public health crisis on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas (including its impact on travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the actions taken to contain the COVID-19 pandemic include actions implemented by governmental authorities, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns, all of which affect the demand for crude oil, natural gas and NGLs. Due to these factors, we expect to see continued volatility in commodity prices for the foreseeable future. These potential impacts, while uncertain, could adversely affect our operating results.

Our future growth may be limited if we are unable to complete successful, accretive growth projects.

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

There has been significant volatility in energy commodity prices in recent years and such volatility may increase the concerns of energy investors regarding the future outlook for the industry. This has resulted in historic increased trading volatility in the equity and debt securities of energy companies, as well as a negative impact on the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all during such times of volatility. Our growth strategy depends on our ability to identify, develop and contract for new growth projects and raise the investment capital, at a reasonable cost of capital, required to generate accretive returns from the growth project. This trend may continue and could negatively impact our ability to grow for any of the following reasons:

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

Even if we complete growth projects that we believe will be strategic and accretive, such projects may nevertheless reduce our cash available for distribution due to the following factors, among others:

•mistaken assumptions about capacity, revenues, synergies, costs (including operating and administrative, capital, debt and equity costs), inflation, customer demand, growth potential, assumed liabilities and other factors;
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
•the failure to successfully integrate growth projects or acquired assets or businesses into our operations and/or the loss of key employees; or
•the impact of regulatory, environmental, political and legal uncertainties, or force majeure events, that are beyond our control.

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

Certain of our operations and investments depend on assets owned and controlled by third parties to operate effectively. For example, (i) certain of our rich gas gathering systems depend on interconnections, compression facilities and processing plants owned by third parties for us to move gas off our systems; (ii) our crude oil gathering systems depend on third-party pipelines to move crude to demand markets or rail terminals and our crude oil rail terminals depend on railroad companies to move our customers’ crude oil to market; and (iii) our natural gas storage facility relies on third-party interconnections and pipelines to receive and deliver natural gas. In addition, certain of our customers’ operations rely on assets owned and controlled by them or other third parties to operate efficiently in order to deliver their commodities to us. Since we do not own or operate these third-party facilities, their continuing operation is outside of our control. If third-party facilities become unavailable or constrained, including due to force majeure events, or other downstream facilities utilized to move our customers’ product to their end destination become unavailable, it could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions. For example, in the fourth quarter of 2022, extreme winter weather events impacted our properties in the Williston Basin, Powder River Basin and Delaware Basin. The severity and duration of these weather events forced our customers to contend with surface equipment freezing, widespread power outages and limited road accessibility, which resulted in well shut-ins, facility downtime and delays in drilling and completion activity during the fourth quarter. These factors impacted gathering volumes for our properties in the affected areas during the fourth quarter of 2022, which impacted our results of operations during 2022.

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

A significant portion of our revenue is derived from our operations in the Williston Basin, which increased in concentration as a result of the acquisitions and divestitures that we completed during 2022. These operations accounted for approximately 61% of our total revenues, less of costs of product/services sold, during the year ended December 31, 2022. Due to this geographic concentration of our operations, adverse developments that affect customers, suppliers or operations in the Williston Basin, such as catastrophic events or weather, health pandemics, regional labor shortages, and changes in supply or demand of crude oil, natural gas and related commodities that impact regional commodity prices and availability of infrastructure, could have a significantly greater impact on our financial condition and results of operations than if we maintained operations in more diverse locations. For example, in the fourth quarter of 2022, extreme winter weather events impacted a number of our properties, including those in the Williston Basin, resulting in well shut-ins, facility downtime and delays in drilling and completion activity by our customers, which impacted gathering volumes for our properties in the Williston Basin and impacted our results of operations during the fourth quarter of 2022.

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

Although we have acreage dedications from customers that include certain producing and non-producing oil and gas properties, our customers are not contractually required to develop the reserves or properties they have dedicated to us. We have no control over producers or their drilling and production decisions in our areas of operations, which are affected by, among other things, (i) the availability and cost of capital; (ii) prevailing and projected commodity prices and fluctuations thereof; (iii) demand for natural gas, NGLs and crude oil; (iv) levels of reserves and geological considerations; (v) governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; (vi) the availability and cost of drilling rigs and other development services; (vii) the availability of storage of crude oil and other commodities; and (viii) the impact of illness, pandemics or any other public health crisis, including the COVID-19 pandemic and of force majeure events. As it relates to certain drilling methods, including hydraulic fracturing, the EPA has completed a study of potential adverse impacts that those drilling methods and fracturing activities may have on water quality and public health, concluding that water cycle activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Moreover, the Biden Administration may seek to pursue legislation, executive actions or regulatory initiatives that restrict hydraulic fracturing activities on federal lands. Drilling and production activity generally decreases as commodity prices decrease (such as what was experienced with the decline in commodity prices during 2020, as further described in “Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control”) and sustained declines in commodity prices could lead to a material decrease in such activity. Because of these factors, even if oil and gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. For example, due to the sharp decreases in commodity prices experienced in 2020, many of our customers announced reductions in their estimated capital expenditures. Reductions in exploration or production activity in our areas of operations could lead to reduced utilization of our systems.

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

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The combination of the reduction of cash flows resulting from declines in commodity prices (such as experienced during 2020), inflation, a reduction in borrowing bases under a reserve-based credit facility, the lack of availability of debt or equity financing and declining economic conditions may result in a significant reduction of customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

We encounter risk of counterparty non-performance in our storage and logistics operations. Disruptions in the price or supply of NGLs, natural gas or crude oil for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our expected earnings from the derivative or physical sales contracts, our ability to obtain supply to fulfill our sales delivery commitments or our ability to obtain supply at reasonable prices, which could adversely affect our financial condition and results of operations.

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

Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition. For a further discussion of our long-lived assets and goodwill impairments, see Critical Accounting Policies and Estimates discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

Our industry is highly competitive, and increased competitive pressure could adversely affect our ability to execute our growth strategy.

We compete with other energy midstream enterprises, some of which are much larger and have significantly greater financial resources or operating experience, in our areas of operation. Furthermore, depressed commodity price environments may cause further consolidation within the energy industry, leading to combined companies with greater resources and better economies of scale. Our competitors may expand or construct infrastructure that creates additional competition for the services we provide to customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flow could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make distributions.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in our business or industry, and place us at a competitive disadvantage.

We had approximately $3.4 billion of long-term debt outstanding as of December 31, 2022. If we are unable to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing, our business, results of operations, financial condition and business prospects could be materially and adversely affected.

Our substantial debt could have adverse consequences to our unitholders. For example, it could:

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

Furthermore, our Crestwood Midstream revolving credit facility contains covenants which requires us to maintain certain financial ratios such as (i) a net debt to consolidated EBITDA ratio (as defined in our credit agreement) of not more than 5.50 to 1.0; (ii) a consolidated EBITDA to consolidated interest expense ratio (as defined in our credit agreement) of not less than 2.50 to 1.0; and (iii) a senior secured leverage ratio (as defined in our credit agreement) of not more than 3.50 to 1.0.

Borrowings under our Crestwood Midstream revolving credit facility are secured by pledges of the equity interests of, and guarantees by, substantially all of our restricted domestic subsidiaries, and liens on substantially all of our real property (outside of New York) and personal property. None of our equity investments have guaranteed, and none of the assets of our equity investments secure, our obligations under our revolving credit facility.

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

A change of control could result in us facing substantial repayment obligations under our Crestwood Midstream revolving credit facility and indentures governing our senior notes.

Crestwood Midstream’s credit agreement and indentures governing our senior notes contain provisions relating to a change of control of Crestwood Equity’s general partner. If these provisions are triggered, our outstanding indebtedness may become due. In the event our outstanding indebtedness became due, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under the revolving credit facility would have the right to foreclose on our assets and holders of our senior notes would be entitled to require us to repurchase all or a portion of our notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase, which would have a material adverse effect on us. There is no restriction on our ability or the ability of Crestwood Equity’s general partner to enter into a transaction which would trigger the change of control provision. In certain circumstances, the control of our general partner may be transferred to a third party without unitholder consent, and this may be considered a change in control under our revolving credit facility and senior notes. Please read “The control of our general partner may be transferred to a third party without unitholder consent.”

Our ability to make cash distributions may be diminished, and our financial leverage could increase, if we are not able to obtain needed capital or financing on satisfactory terms.

Historically, we have used cash flow from operations, borrowings under our revolving credit facility, proceeds received from divestitures and issuances of debt or equity to fund our capital programs, working capital needs and acquisitions. Our capital program may require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations decreases or distributions from our equity investments decrease as a result of lower throughput volumes on their systems or otherwise, our ability to expend the capital necessary to expand our business or increase our future cash distributions may be limited. If our cash flow from operations and the distributions we receive from subsidiaries are insufficient to satisfy our financing needs, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or general economic conditions at the time of any such financing or offering. Even if we are successful in obtaining the necessary funds, the terms of such financings could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. If additional capital resources are unavailable, we may curtail our activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We conduct a portion of our operations through joint ventures (including our Crestwood Permian Basin, Tres Holdings and PRBIC joint ventures), and we may enter into additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

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

In addition, joint venture partners may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture. The performance and ability of our joint venture partners to satisfy their obligations under joint venture arrangements is outside of our control. If these parties do not satisfy their obligations, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests contrary to our policies or objectives, and disputes between us and our joint venture partners may result in operational delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

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

Our primary exposure to market risk occurs at the time contracts expire and are subject to renegotiation and renewal. As of December 31, 2022, the weighted average remaining term of our consolidated portfolio of natural gas gathering contracts is approximately eight years, our consolidated portfolio of crude oil gathering contracts is approximately nine years and our consolidated portfolio of produced water gathering contracts is approximately nine years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
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

Inflation could adversely impact our ability to control operating expenses and capital costs, increase our level of indebtedness and adversely impact our customer base. The fees we charge to customers under our contracts may not escalate sufficiently to cover our cost increases, which could negatively impact our business, financial condition and results of operations.

Although inflation in the United States has been relatively low in recent years, it rose to historically high levels in 2022. In addition, global and industry-wide supply chain disruptions caused by the COVID-19 pandemic have resulted in shortages in labor, materials and services. Such inflation and shortages have resulted in cost increases for labor, materials and services and could continue to cause costs to increase. Historically, we have been able to partially mitigate the impact that cost increases could have on our business, financial condition and results of operations through negotiated contractual rates and amounts authorized to be collected from our customers, and we intend to continue to do so. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through our commercial agreements or rates, would negatively impact our business, financial condition and results of operations.

Our contracts may be suspended in some circumstances.

Some third parties’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of natural gas or crude oil is curtailed or cut off. Force majeure events generally include, without limitation, revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, winter storms, acts of God, explosions, mechanical or physical failures of our equipment or facilities or those of third parties. If any third party suspends or terminates its contracts with us, our business, financial condition, results of operations and ability to make distributions could be materially adversely affected.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and the inability to do so may disrupt our business and hinder our ability to grow.

We have completed a number of acquisitions in recent years, and we may continue to acquire businesses or assets that complement or expand our business. However, there is no guarantee that we will be able to identify attractive or suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any completed acquisition, including those that we have completed recently, will depend on our ability to effectively integrate the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Even if we are able to integrate acquired business operations successfully, there can be no assurance that the integration will result in the full realization of the anticipated benefits of such acquisitions, including cost savings or operational effectiveness, or that any such benefits may be achieved within an anticipated time frame.

Our failure to achieve consolidation savings, to successfully integrate the acquired businesses and assets into our existing operations or to minimize any unforeseen operational difficulties could have a material adverse effect on our business, financial condition and results of operations.

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
•leaks, migrations or losses of natural gas, NGLs, crude oil or produced water;
•fires and explosions;
•cyber intrusions; and
•other hazards that could also result in personal injury, including loss of life, property and natural resources damage, pollution of the environment or suspension of operations.

These risks could result in substantial losses due to breaches of contractual commitments, personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage. For example, we have experienced releases on our Arrow water gathering system on the Fort Berthold Indian Reservation in North Dakota, the remediation and repair costs of which were covered by insurance, but nonetheless potential future water spills could subject us to substantial penalties, fines and damages from regulatory agencies and individual landowners. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. We are also not insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, it could result in a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and price and availability of products.

An act of terror, or political unrest, in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, which could have a material impact on both availability and price. Since Russia’s military invasion of Ukraine in 2022, prices for commodities produced in those countries, including crude oil and natural gas, have risen sharply and have been volatile due to market concerns of worldwide supply constraints. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our consolidated results of operations.

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

Increasing attention to climate change, societal expectations for companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and customer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our common unit price and access to capital markets. Additionally, there are organizations that provide information to investors on corporate governance, climate change, health and safety and other ESG-related factors and have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our unit price and/or our access to capital and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.

Additionally, we have announced various voluntary ESG targets in our carbon management plan and may not be able to meet such targets in the manner or on such a timeline as initially contemplated, as a result of, but not limited to, unforeseen costs or technical difficulties associated with achieving such results. To the extent we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Also, despite these goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental goals, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private sectors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risk from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory ESG-related focus and scrutiny. See Item 1. Business, “Regulation” and “Environmental and Occupational Safety and Health Matters” for a further discussion of these matters.

Our operations are subject to extensive regulation, and regulatory measures adopted by regulatory authorities could have a material adverse effect on our business, financial condition and results of operations.

Our operations, including our Tres Holdings joint venture, are subject to extensive regulation by federal, state and local regulatory authorities. Federal regulation under the Natural Gas Act extends to such matters as:
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

The FERC issued a Notice of Inquiry (NOI) on April 19, 2018, thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999 (1999 Policy Statement), that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI, reopening its review of the 1999 Policy Statement. On February 18, 2022, the FERC issued a Policy Statement on the Certificate of New Interstate Natural Gas Facilities and a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (2022 Policy Statements), to be effective that same day. On March 24, 2022, the FERC issued an order converting the 2022 Policy Statements into draft policy statements, and requested further comments. The FERC will not apply the draft 2022 Policy Statements until it issues final guidance on these topics. We are unable to predict what, if any, changes may be proposed to the draft 2022 Policy Statements that will affect our natural gas pipeline business or when such proposals, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.

There can be no assurance that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. Failure to comply with applicable regulations under the Natural Gas Act, the Natural Gas Policy Act of 1978, the NGPSA and certain other laws, and with implementing regulations associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to approximately $1.5 million per day, per violation.

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

Our operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety aspects of our operations, the discharge of materials into the environment and otherwise relating to environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Item 1. Business, “Regulation” and “Environmental and Occupational Safety and Health Matters” for a further discussion on these matters. Compliance with these regulations and other regulatory initiatives or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes and incur significantly increased capital or operating expenditures and operating delays, restrictions or cancellations with respect to our operations, which costs may be significant. Additionally, one or more of these developments that impact our customers involved in oil and natural gas exploration and production could reduce demand for our services. These developments could have a material adverse effect on our business, results of operations and financial condition.

Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which oil and natural gas production may occur and reduced demand for our services.

The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions, which makes our and our customers’ operations subject to a number of regulatory, political, litigation and financial risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce the demand for the crude oil and natural gas. Risks arising out of the threat of climate change, energy conservation measures, governmental requirements for renewable energy resources, increasing customer demand for alternative forms of energy, and technological advances in fuel economy and energy generation devices may create new competitive conditions that result in reduced demand for the crude oil and natural gas our customers produce and our services. The potential impact of changing demand for crude oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, though the IRA 2022 advances numerous climate-related objectives, including a federal fee on excess methane emissions from certain facilities. However, with the EPA’s determination that GHG emissions present a danger to public health and the environment as a pollutant under the CAA, the EPA has adopted several rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the U.S. In November 2021, the EPA issued a proposed rule that would make methane emissions from the crude oil and natural gas sources category more stringent, by establishing Quad Ob new source and Quad Oc first time existing source standards of performance for methane and volatile organic compound emissions. The EPA published a supplemental proposal in November 2022 for public comment. Among other items, the proposal sets forth specific revisions strengthening the first nationwide emissions guidelines for states to limit methane from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is expected to be finalized in 2023, though it may be challenged in court. We are unable to predict at this time the scope of any final regulatory requirements and the expected cost to comply with such requirements. Any increase in regulatory scope and oversight may increase compliance expenditure or mitigation costs for our operations. Additionally, the IRA 2022 imposes fees on the emission of methane that exceed certain thresholds from sources required to report their GHG emissions to the EPA. The methane emissions fees would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 per ton in 2025, and be set at $1,500 per ton for 2026 and each year thereafter.

The methane emissions fee and renewable and low-carbon energy funding provisions of the law could increase our and our customers' operating costs and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. At the international level, the Paris Agreement requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. In April 2021, the Biden Administration announced nationwide emissions reduction targets that would reduce GHG emissions by 50-52% from their 2005 levels by 2030. The international community gathered again in November 2021 at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At COP27 in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase-out of inefficient fossil fuel subsidies. The United States has also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27, or other international conventions cannot be predicted at this time and it is unclear what additional initiatives may be adopted or implemented that may have a negative impact to our financial condition or results of operations.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. that may limit fracturing of oil and natural gas wells or result in restrictions of leases or other authorizations for oil and gas development on federal lands and offshore waters. Other actions to restrict oil and natural gas activities that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of parties have sought to bring suit against fossil fuel companies in state or federal court, alleging that such companies created public nuisances by producing fuels that contributed to global warming or that such companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to their investors or customers.

There are also increasing financial risks for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor "clean" power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (GFANZ) announced that commitments from over 450 firms across 45 countries had resulted in substantial capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in September 2022, announced that six of the U.S.' largest banks will participate in a pilot climate scenario analysis exercise, expected to be launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023, which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. While we cannot predict what policies may result from these developments, such efforts could make it more difficult to secure funding for exploration and production or midstream energy business activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce fossil fuels or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for fossil fuels, which could reduce demand for our transportation and storage services. Political, litigation and financial risks may result in our customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons and for our services. For more information, see our regulatory disclosure in Item 1. Business, “Regulation” and “Environmental and Occupational Safety and Health Matters.”

Finally, climatic events in the areas in which we operate, whether from climate change or otherwise, can cause disruptions and in some cases delays in, or suspension of, our services. These events, including, but not limited to, drought, winter storms, wildfire, extreme temperatures or flooding, may become more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our oil and natural gas customers on whom we rely upon for throughput and our third party vendors whom supply us with products and services. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products we transport, which may impact demand for our services. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

Additionally, certain states where we conduct operations, including New Mexico, North Dakota and Wyoming, have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas pipelines, and New Mexico and Texas have also adopted regulations similar to existing PHMSA regulations for certain intrastate hazardous liquid pipelines. We estimate that the total future costs to complete the testing required by existing PHMSA or any applicable state regulations will not have a material impact to our results. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program itself, which costs could be substantial. The results of this testing could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Moreover, federal legislation or implementing regulations adopted in recent years may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital costs, operational delays and costs of operations. See Item 1. Business, “Regulation” and “Environmental and Occupational Safety and Health Matters” for a further discussion on pipeline safety matters.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including: the level and timing of our capital expenditures; our debt service requirements and other liabilities; fluctuations in our working capital needs; our ability to borrow funds and access capital markets; restrictions contained in our debt agreements; and the amount of cash reserves established by our general partner.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow given the current trends existing in the capital markets.

Decreases in commodity prices can negatively impact the equity and debt markets resulting in limitations on our ability to access the capital markets for new growth capital at a reasonable cost of capital. Historically, we have distributed all of our available cash to our preferred and common unitholders on a quarterly basis and relied upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. If the current capital market trends persist, we may be unable to finance growth externally by accessing the capital markets, and may have to depend on a reallocation of our cash distributions to reduce debt and/or invest in new growth projects. In addition, we may dispose of assets to reduce debt and/or invest in new growth projects, which can impact the level of our cash distributions.

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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

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
If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those units. Because distributions in excess of our unitholders’ allocable share of our total net taxable income result in a reduction in their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units they may incur a tax liability in excess of the amount of cash received from the sale.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for business interest is limited to the sum of our business interest income and a certain percentage of our adjusted taxable income. For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. If our business interest is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our units.
Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a non-U.S. person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the amount realized on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
The tax treatment of distributions on our preferred units is uncertain. We will treat each of the holders of the preferred units as partners for tax purposes and will not treat preferred distributions as guaranteed payments for the use of capital. However, if the IRS were to determine that such preferred distributions were guaranteed payments, the preferred distributions would generally be taxable to each of the holders of preferred units as ordinary income and the holders of preferred units would recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Although we expect that much of our income will be eligible for the 20% deduction for qualified publicly traded partnership income, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, if the IRS treated the preferred distributions as guaranteed payments, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units would not eligible for the 20% deduction for qualified business income. In addition, if the preferred units were treated as indebtedness for tax purposes, preferred distributions likely would be treated as payments of interest by us to each of the holders of preferred units. All holders of our preferred units are urged to consult a tax advisor with respect to the consequences of owning our preferred units.

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

At the close of business on February 17, 2023, Crestwood Equity had 105,356,560 common units issued and outstanding, which were held by 227 unitholders of record.

Issuer Purchases of Equity Securities

On March 25, 2021, CEQP’s board of directors approved a plan to repurchase common and preferred units in one or more open-market transactions or in privately negotiated transactions, with an aggregate purchase price not to exceed $175 million, exclusive of any fees, commissions or other expenses. The repurchase program expired on December 31, 2022. No units were purchased under the program during the years ended December 31, 2022 and 2021.

Equity Compensation Plan Information

For information on our equity compensation plans, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 13.

Item 6. Selected Financial Data

This information has been omitted from this report pursuant to the final SEC rules in Release No. 34-90459 which permits the elimination of Item 301 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying footnotes, and Part I, Item 1. Business.

A comparative discussion of our 2021 operating results to our 2020 operating results can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

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

Our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Williston Basin and Powder River Basin operations); (ii) gathering and processing south operations (includes our Delaware Basin operations and our Crestwood Permian Basin equity method investment); and (iii) storage and logistics (includes our crude oil, NGL and natural gas storage and logistics operations and our Tres Holdings and PRBIC equity method investments).

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

•Gathering and Processing South. Our gathering and processing south operations provide natural gas gathering, compression, treating and processing services, crude oil gathering services and produced water gathering and disposal services to producers in the Delaware Basin.

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

Throughout 2022, we have taken a number of strategic steps to better position the Company to increase cash flows and our operating scale in our core basins to create a stronger, better capitalized company that can accretively grow cash flows and volumes, while being a high-quality midstream operator and an industry leader in ESG efforts.

In 2022, we successfully executed on our long-term growth strategy through disciplined capital investments utilizing our current financial flexibility. On February 1, 2022, we acquired Oasis Midstream in an equity and cash transaction valued at approximately $1.8 billion. Pursuant to the merger agreement, Chord received $150 million in cash plus 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received 12.9 million newly issued CEQP common units in exchange for the 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Chord received a $10 million cash payment for its ownership of the general partner of Oasis Midstream. This transaction further solidifies Crestwood’s competitive position in the Williston Basin and expands the Company’s relationship with Chord. Additionally, the Rough Rider system acquired in the merger with Oasis Midstream is complementary with our Arrow system, which has provided and continues to provide opportunities to drive cost savings and commercial synergies and better utilization of available gas processing capacity.

During 2022, we also completed a series of strategic transactions including (i) the acquisition of Sendero for approximately $631 million, (ii) the acquisition of First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $6 million in cash and approximately 11.3 million newly issued CEQP common units, and (iii) the divestitures of our Barnett and Marcellus Shale assets for approximately $290 million and $206 million, respectively. The acquisitions of Sendero and First Reserve’s 50% equity interest in the Crestwood Permian joint venture have significantly increased the Company’s position in the Delaware Basin.

The divestitures of our Barnett and Marcellus natural gas assets represents a full exit of our gathering and processing operations in the Barnett and Marcellus Shales. These divestitures allow the Company to focus on building and optimizing its gathering and processing positions in the Williston, Delaware and Powder River Basins, which we believe will best position the Company to deliver long-term value to its unitholders.

On February 20, 2023, we and Brookfield entered into an agreement with a third party to sell each of our respective interests in Tres Palacios Holdings LLC (Tres Holdings) for total consideration of approximately $335 million. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

Following the strategic transactions discussed above, we are focusing our near-term strategy on optimizing and integrating the acquired assets into our legacy gathering and processing operations. To accomplish this strategy, we have also taken steps to (i) minimize capital expenditures to better align with development activity by our gathering and processing customers; (ii) realign our organization to reduce operating and administrative expenses; (iii) engage with our customers to maintain volumes across our asset portfolio; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and ensure balance sheet strength. Given our efforts over the past few years to improve the Partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe we are well positioned to execute our business plan.

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

The Rough Rider gathering system connects to the Arrow crude oil system and is capable of transporting all of its crude oil volumes to the Arrow system. The Arrow system currently connects to the DAPL, Kinder Morgan Hiland, Tesoro and True Companies’ Bridger Four Bears pipelines, providing significant downstream delivery capacity for our Arrow and Rough Rider customers. Additionally, we can transport Arrow and Rough Rider crude volumes to our COLT Hub facility by pipeline or truck, which mitigates the impact of any potential pipeline shut-downs to our producers with the ability to access multiple markets out of the basin.

Carbon Management. One of the core initiatives related to our ESG efforts surrounds our focus on managing the intensity of our emissions in order to reduce climate-related risk to our business.

In January 2022, we published our first carbon management plan (CMP), which outlines near-term emissions reduction and management activities that we intend to implement over the next three years. The CMP includes several core objectives, including (i) reducing emissions intensity of our assets; (ii) evaluating opportunities to reduce Scope 2 greenhouse gas (GHG) emissions while managing our operations’ energy efficiency; (iii) enhancing our process by which we manage GHG emissions; (iv) piloting methane emission monitoring devices at certain of our facilities; (v) participating in the development of responsibly sourced gas standards for the midstream sector; (vi) investing in technology to better inventory and calculate emissions data and integrating the technology into our operations; and (vii) participating in and providing leadership to trade associations focused on climate-related risks. We have made progress on several of the key objectives of our CMP in 2022, including installing methane detection devices at 13% of our facilities during 2022. With respect to our approach to acquisitions and divestitures, we also published a carbon protocol that incorporates the evaluation of GHG emissions during the due diligence process and related onsite inspections prior to close of any such transactions.

Our emissions-related metrics are included in our executives’ and employees’ short-term incentive compensation program. During 2022, our methane intensity target (which includes of the operations acquired during 2022) was 0.046% (measured as metric tons per Mscf of throughput on our assets), compared to our actual 2021 methane intensity statistic of 0.036%. We have included a methane intensity target of 0.040% in our executives’ and employees’ short-term incentive compensation program for 2023.

We currently believe that our carbon management efforts will help to mitigate the potential impact that emissions may have on our capital expenditures or results of operations in the future.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those that require difficult, complex or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. We have discussed the development and selection of the following critical accounting estimates and related disclosures with the Audit Committee of the board of directors of our general partner.

For a complete discussion of our significant accounting policies, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2.

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

At December 31, 2022, our goodwill consisted of approximately $94.7 million associated with our gathering and processing north Williston reporting unit, $35.6 million associated with our gathering and processing south Permian reporting unit and $92.7 million associated with our storage and logistics NGL Marketing and Logistics reporting unit. We continue to monitor our goodwill, and we could experience impairments of goodwill in the future if we experience a significant sustained decrease in the market value of our common or preferred units or if we receive additional negative information about market conditions or the intent of our customers on our operations with goodwill, which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those businesses. A 5% decrease in the forecasted cash flows or a 1% increase in the discount rates utilized to determine the fair value of each of our reporting units would not have resulted in a goodwill impairment at December 31, 2022.

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

During 2022, 2021 and 2020, we recorded losses and impairments related to our property, plant and equipment as described below. For a further discussion of these matters, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2, Note 3 and Note 11.

•During 2022, we recorded a loss on long-lived assets of approximately $250 million related to the sale of our Marcellus Shale assets. In addition, during 2022, Crestwood Midstream recorded a loss on long-lived assets of approximately $53 million related to the sale of the Barnett Shale assets. We also recorded a loss on long-lived assets of approximately $7 million related to the anticipated sale of parts inventory related to our legacy Granite Wash operations and a loss on long-lived assets of approximately $4 million due to a buyout of leases related to our exiting the crude oil railcar business during 2022.

•During 2021, we recorded approximately $40 million of impairments of our property, plant and equipment related to our gathering and processing south segment’s compressor stations in our Marcellus operations based on the actual or anticipated dismantlement and redeployment of those assets to other areas.

•During 2020, we sold our Fayetteville assets and recorded a loss on long-lived assets of approximately $20 million. In addition, during 2020, we recorded approximately $3 million of impairments of our property, plant and equipment primarily related to the removal and retirement of certain of our water gathering facilities in our Arrow operations.

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

Our equity method investments have long-lived assets in their underlying financial statements, and our equity investees apply similar accounting policies and have similar critical accounting estimates in assessing those assets for impairment as we do. During 2021, we recorded a $158.7 million reduction to the equity earnings from our Stagecoach Gas equity method investment primarily as a result of the sale (through a series of transactions) of Stagecoach Gas to a subsidiary of Kinder Morgan. For a further discussion of the Stagecoach Gas divestiture, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6. During 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investee.

Revenue Recognition

We recognize revenues for services and products under our revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. Under certain contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized and present this deferred revenue as contract liabilities on our consolidated balance sheets. At December 31, 2022 and 2021, we had deferred revenues of approximately $224.0 million and $197.8 million. Our deferred revenues primarily relate to:

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net, and gain (loss) on modification/extinguishment of debt) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses and impairments on long-lived assets, impairments of goodwill, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts are not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with U.S. GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies. See our reconciliation of net income to EBITDA and Adjusted EBITDA in “Results of Operations” below.

Results of Operations

The following table summarizes our results of operations (in millions).

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021
Revenues	$6,000.7	$4,569.0	$2,254.3	$6,000.7	$4,569.0
Costs of product/services sold	4,997.1	3,843.9	1,600.5	4,997.1	3,843.9
Operations and maintenance expense	196.1	121.0	131.8	196.1	121.0
General and administrative expense	130.4	97.6	91.5	124.4	90.2
Depreciation, amortization and accretion	328.9	244.2	237.4	334.6	258.4
Loss on long-lived assets, net	187.7	39.6	26.0	312.7	39.4
Goodwill impairment	—	—	80.3	—	—
Gain on acquisition	(75.3)	—	—	(75.3)	—
Operating income	235.8	222.7	86.8	111.1	216.1
Earnings (loss) from unconsolidated affiliates, net	15.7	(120.4)	32.5	15.7	(120.4)
Interest and debt expense, net	(177.4)	(132.1)	(133.6)	(177.4)	(132.1)
Gain (loss) on modification/extinguishment of debt	—	(7.5)	0.1	—	(7.5)
Other income (expense), net	0.3	0.1	(0.7)	0.1	—
Provision for income taxes	(1.9)	(0.2)	(0.4)	(1.7)	(0.1)
Net income (loss)	72.5	(37.4)	(15.3)	(52.2)	(44.0)
Add:
Interest and debt expense, net	177.4	132.1	133.6	177.4	132.1
(Gain) loss on modification/extinguishment of debt	—	7.5	(0.1)	—	7.5
Provision for income taxes	1.9	0.2	0.4	1.7	0.1
Depreciation, amortization and accretion	328.9	244.2	237.4	334.6	258.4
EBITDA	580.7	346.6	356.0	461.5	354.1
Unit-based compensation charges	37.2	34.9	30.7	37.2	34.9
Loss on long-lived assets, net	187.7	39.6	26.0	312.7	39.4
Goodwill impairment	—	—	80.3	—	—
Gain on acquisition	(75.3)	—	—	(75.3)	—
(Earnings) loss from unconsolidated affiliates, net	(15.7)	120.4	(32.5)	(15.7)	120.4
Adjusted EBITDA from unconsolidated affiliates, net	30.0	67.0	75.4	30.0	67.0
Change in fair value of commodity inventory-related derivative contracts	(14.4)	(13.5)	33.6	(14.4)	(13.5)
Significant transaction and environmental related costs and other items	31.9	5.1	10.8	31.9	2.5
Adjusted EBITDA	$762.1	$600.1	$580.3	$767.9	$604.8

	Crestwood Equity			Crestwood Midstream
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021
Net cash provided by operating activities	$439.2	$426.7	$408.1	$445.2	$434.4
Net changes in operating assets and liabilities	114.3	6.7	(36.1)	114.4	6.8
Amortization of debt-related deferred costs	(2.2)	(6.7)	(6.5)	(2.2)	(6.7)
Interest and debt expense, net	177.4	132.1	133.6	177.4	132.1
Unit-based compensation charges	(37.2)	(34.9)	(30.7)	(37.2)	(34.9)
Loss on long-lived assets, net	(187.7)	(39.6)	(26.0)	(312.7)	(39.4)
Goodwill impairment	—	—	(80.3)	—	—
Gain on acquisition	75.3	—	—	75.3	—
Earnings (loss) from unconsolidated affiliates, net, adjusted for cash distributions received	0.7	(138.0)	(6.5)	0.7	(138.0)
Deferred income taxes	(1.1)	0.4	(0.1)	(1.2)	—
Provision for income taxes	1.9	0.2	0.4	1.7	0.1
Other non-cash income (expense)	0.1	(0.3)	0.1	0.1	(0.3)
EBITDA	580.7	346.6	356.0	461.5	354.1
Unit-based compensation charges	37.2	34.9	30.7	37.2	34.9
Loss on long-lived assets, net	187.7	39.6	26.0	312.7	39.4
Goodwill impairment	—	—	80.3	—	—
Gain on acquisition	(75.3)	—	—	(75.3)	—
(Earnings) loss from unconsolidated affiliates, net	(15.7)	120.4	(32.5)	(15.7)	120.4
Adjusted EBITDA from unconsolidated affiliates, net	30.0	67.0	75.4	30.0	67.0
Change in fair value of commodity inventory-related derivative contracts	(14.4)	(13.5)	33.6	(14.4)	(13.5)
Significant transaction and environmental related costs and other items	31.9	5.1	10.8	31.9	2.5
Adjusted EBITDA	$762.1	$600.1	$580.3	$767.9	$604.8

Segment Results
The following tables summarize the EBITDA of our segments (in millions):

	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$1,010.7	$381.4	$4,608.6
Intersegment revenues	527.2	207.5	(734.7)
Costs of product/services sold	848.6	399.5	3,749.0
Operations and maintenance expense	105.3	43.0	47.8
Loss on long-lived assets, net	—	(308.9)	(4.1)
Gain on acquisition	—	75.3	—
Earnings from unconsolidated affiliates, net	—	11.1	4.6
Crestwood Midstream EBITDA for the year ended December 31, 2022	$584.0	$(76.1)	$77.6
Gain on long-lived assets(1)	—	125.0	—
Crestwood Equity EBITDA for the year ended December 31, 2022	$584.0	$48.9	$77.6

Revenues	$574.7	$105.9	$3,888.4
Intersegment revenues	459.3	—	(459.3)
Costs of product/services sold	553.2	0.9	3,289.8
Operations and maintenance expense	51.1	22.9	47.0
Gain (loss) on long-lived assets, net	0.4	(40.6)	0.7
Earnings (loss) from unconsolidated affiliates, net	—	9.6	(130.0)
EBITDA for the year ended December 31, 2021	$430.1	$51.1	$(37.0)

Revenues	$510.4	$121.0	$1,622.9
Intersegment revenues	160.5	(0.7)	(159.8)
Costs of product/services sold	261.0	0.5	1,339.0
Operations and maintenance expense	55.7	29.2	46.9
Loss on long-lived assets, net	(3.8)	(20.0)	(2.4)
Goodwill impairment	(80.3)	—	—
Earnings (loss) from unconsolidated affiliates, net	—	(1.0)	33.5
EBITDA for the year ended December 31, 2020	$270.1	$69.6	$108.3
(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP and the gain on long-lived assets of approximately $72 million recorded by CEQP related to the sale of our assets in the Barnett Shale. For a further discussion of the sale of our assets in the Barnett Shale, see Note 3.

Below is a discussion of the factors that impacted EBITDA by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Gathering and Processing North

EBITDA for our gathering and processing north segment increased by approximately $153.9 million during the year ended December 31, 2022 compared to 2021. On February 1, 2022, we completed the merger with Oasis Midstream, and as a result, we began reflecting the financial results of the Williston Basin operations acquired in the Oasis Merger in our gathering and processing north segment. For a further discussion of this merger, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Our gathering and processing north segment’s revenues increased by approximately $503.9 million during the year ended December 31, 2022 compared to 2021, while our costs of product/services sold increased by approximately $295.4 million during 2022 compared to 2021. During the year ended December 31, 2022, we recognized revenues of approximately $348.6 million and product costs of approximately $105.2 million, related to the Williston Basin operations acquired in the Oasis Merger. The remaining increases in our gathering and processing north segment’s revenues and costs of product/services sold were primarily driven by our Arrow operations which experienced higher average commodity prices on its agreements under which it purchases and sells crude oil and natural gas. Arrow’s realized prices on its commodity sales increased by more than 50% during 2022 compared to 2021. Arrow’s costs of product/services sold increased more than its revenues as a result of a decrease in its natural gas gathering and processing volumes and crude oil gathering volumes, which decreased by 14%, 13% and 31%, respectively, during 2022 compared to 2021. These volume decreases primarily resulted from lower activity by our producer customers due to natural production declines and the impact that supply chain and other operational issues had on our customers during 2022, and unusual winter weather conditions experienced during 2022 that unfavorably impacted our operations and our customers’ operations.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $54.2 million during the year ended December 31, 2022 compared to 2021, primarily due to the Williston Basin operations acquired in the Oasis Merger.

Gathering and Processing South

EBITDA for CMLP’s gathering and processing south segment decreased by approximately $127.2 million during the year ended December 31, 2022 compared to 2021. CMLP’s gathering and processing south segment’s EBITDA was impacted by the Delaware Basin operations acquired in the Oasis Merger, the Sendero Acquisition and the CPJV Acquisition as well as the divestitures of our operations in the Barnett and Marcellus Shales during 2022. For a further discussion of these strategic transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses increased by approximately $483.0 million, $398.6 million, and $20.1 million, respectively, during the year ended December 31, 2022 compared to 2021.

The Sendero Acquisition and CPJV Acquisition on July 11, 2022 increased our gathering and processing south segment’s revenues, cost of product/services sold and operations and maintenance expenses by approximately $519.3 million, $419.6 million and $23.4 million, respectively, during the year ended December 31, 2022 compared to 2021. In addition, we recognized a gain of approximately $75.3 million during 2022 related to the CPJV Acquisition.

In addition to the contributions from the acquisitions described above, the Delaware Basin operations acquired in the Oasis Merger on February 1, 2022 also increased our gathering and processing south segment’s revenues, cost of product/services sold and operations and maintenance expenses by approximately $19.6 million, $0.8 million and $5.0 million, respectively, during the year ended December 31, 2022.

Partially offsetting the increases described above were the divestitures of our Barnett and Marcellus operations during 2022, which decreased our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses by approximately $34.8 million, $1.4 million and $7.7 million, respectively, during the year ended December 31, 2022 compared to 2021. During the year ended December 31, 2022, CMLP recognized a loss on long-lived assets related to the Barnett and Marcellus divestitures of approximately $53 million and $250 million, respectively.

Also impacting our gathering and processing south segment’s EBITDA during the year ended December 31, 2022 was a loss on long-lived assets of approximately $7.0 million related to the anticipated sale of parts inventory related to our legacy Granite Wash operations. In addition, during the year ended December 31, 2021, we recorded an impairment of approximately $40.1 million of our property, plant and equipment related to the compressor stations in our Marcellus operations based on the actual or anticipated dismantlement and redeployment of those assets to other areas.

Our gathering and processing south segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $1.5 million during the year ended December 31, 2022 compared to 2021, due to an increase in equity earnings of approximately $2.4 million related to the Crestwood Permian Basin equity investment acquired in conjunction with the CPJV Acquisition, partially offset by a decrease in equity earnings of approximately $0.9 million due to the consolidation of our Crestwood Permian equity investment as a result of the acquisition of the remaining 50% equity interest in July 2022.

EBITDA for CEQP’s gathering and processing south segment decreased by approximately $2.2 million during the year ended December 31, 2022 compared to 2021. The change in CEQP’s gathering and processing south segment’s EBITDA year over year was due to all of the factors discussed above for CMLP. However, CEQP did not record a loss on long-lived assets during 2022 related to the divestiture of the Barnett operations due to historical impairments previously recorded by CEQP on Barnett’s long-lived assets. During 2022, CEQP recorded a gain on the Barnett divestiture of approximately $72 million.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $114.6 million during the year ended December, 2022 compared to 2021. Our storage and logistics segment’s EBITDA for the year ended December 31, 2021 was impacted by a reduction to the equity earnings from our Stagecoach Gas Services LLC (Stagecoach Gas) equity method investment as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee as further discussed below.

Our storage and logistics segment’s revenues increased by approximately $444.8 million during the year ended December 31, 2022 compared to 2021, and our costs of product/services sold increased by approximately $459.2 million during 2022 compared to 2021.

Our NGL marketing and logistics operations experienced an increase in revenues of approximately $151.8 million and an increase in costs of product/services sold of approximately $160.1 million during the year ended December 31, 2022 compared to 2021. These increases were primarily driven by higher NGL prices as a result of overall increases in commodity prices during 2022 compared to 2021. In addition, our NGL marketing and logistics operations were impacted by lower demand for its storage, terminalling and marketing services during 2022 compared to 2021 as a result of warmer weather primarily in the East Coast, which resulted in costs of product/services sold increasing more than revenues during the year ended December 31, 2022 compared to 2021. Our NGL marketing and logistics operations’ costs of product/services sold was also impacted by the effect of increasing commodity prices on our assets and liabilities from price risk management activities that manage our company-wide crude oil, natural gas and NGL commodity price exposures. Included in our costs of product/services sold was a gain of $9.4 million during the year ended December 31, 2022 and a loss of $44.5 million during the year ended December 31, 2021 related to our price risk management activities.

Our crude oil and natural gas marketing operations experienced an increase in revenues of approximately $300.0 million during the year ended December 31, 2022 compared to 2021, and an increase in product costs of approximately $298.3 million during 2022 compared to 2021. These increases were primarily driven by higher crude oil purchases and sales as a result of increases in commodity prices during 2022 compared to 2021, as well as an increase in marketing activity surrounding our natural gas-related operations driven by higher natural gas prices.

During the year ended December 31, 2022, our COLT Hub operations experienced a 68% decrease in its crude oil rail loading volumes compared to 2021 due to lower demand for its rail loading services as a result of lower basis differentials in the Bakken, which resulted in a decrease in revenues of approximately $7 million compared to 2021.

Our storage and logistics segment’s EBITDA was impacted by a loss on long-lived assets of approximately $4.1 million during the year ended December 31, 2022, primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business. For a further discussion of this matter, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 11.
Our storage and logistics segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $134.6 million during the year ended December 31, 2022 compared to 2021. During 2021, our results included a loss from unconsolidated affiliates of approximately $139.2 million from our Stagecoach Gas equity investment that was sold in 2021 to a subsidiary of Kinder Morgan through a series of transactions. This loss primarily related to a $158.7 million reduction to the equity earnings from our Stagecoach Gas equity investment during the year ended December 31, 2021 primarily as a result of recording our proportionate share of a loss on long-lived assets (including goodwill) recorded by the equity method investee. For a further discussion of this transaction, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 5. During the year ended December 31, 2022, earnings from our Tres Holdings equity investment decreased by $4.1 million compared to 2021, primarily due to the unusual cold weather experienced in early 2021 which resulted in higher revenues from natural gas inventory sales and an increase in demand for its storage and transportation services during the year ended December 31, 2021.

Other Items Affecting EBITDA Results

General and Administrative Expenses. During the year ended December 31, 2022, our general and administrative expenses increased compared to 2021, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022 as further discussed in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the year ended December 31, 2022, our depreciation, amortization and accretion expense increased compared to 2021, primarily due to our acquisitions during 2022, partially offset by the divestitures of our operations in the Barnett and Marcellus Shales during 2022. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3.

Interest and Debt Expense, Net. During the year ended December 31, 2022, our interest and debt expense, net increased primarily due to the senior notes acquired in conjunction with the merger with Oasis Midstream and the Crestwood Permian credit facility acquired in conjunction with the acquisition of the 50% equity interest in Crestwood Permian. In addition, our interest and debt expense increased due to (i) additional borrowings under the Crestwood Midstream credit facility to fund the cash consideration in conjunction with our acquisitions during 2022; (ii) borrowings to fund the repayment of the Oasis Midstream credit facility acquired in conjunction with the Oasis Merger; and (iii) higher interest rates during the year ended December 31, 2022 compared to 2021. These increases in borrowings were partially offset by the proceeds received from the sale of our Barnett and Marcellus assets during 2022. For a further discussion of the long-term debt assumed in conjunction with our acquisitions during 2022, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

The following table provides a summary of our interest and debt expense, net (in millions):

	Year Ended December 31,
	2022	2021	2020
Credit facilities	$40.2	$14.4	$23.3
Senior notes	137.5	109.1	106.1
Other, net	2.7	9.0	6.9
Gross interest and debt expense	180.4	132.5	136.3
Less: capitalized interest	3.0	0.4	2.7
Interest and debt expense, net	$177.4	$132.1	$133.6

Loss on Extinguishment of Debt. During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of approximately $7.5 million primarily due to the redemption of our 2023 Senior Notes and the amendment of the Crestwood Midstream credit facility in December 2021.

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. The $434 million of preferred securities issued to Crestwood Niobrara’s non-controlling partner are redeemable by the non-controlling partner beginning in January 2024, and we believe we have adequate borrowing capacity under the Crestwood Midstream credit facility along with adequate other potential sources of capital to fund any such potential redemption.

On January 19, 2023, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the fourth quarter of 2022, which was paid on February 14, 2023. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

The Crestwood Midstream credit agreement provides for a five-year $1.75 billion revolving credit facility that is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes and allows Crestwood Midstream to increase its available borrowings under the facility by $100 million, subject to lender approval and the satisfaction of certain other conditions, as described in the credit agreement. As of December 31, 2022, we had $819.5 million of available capacity under the Crestwood Midstream credit facility, considering the most restrictive debt covenants in the credit agreement. As of December 31, 2022, we were in compliance with all of our debt covenants applicable to our credit facilities and our senior notes. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for a more detailed description of the covenants related to our credit facilities and senior notes.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In January 2023, Crestwood Midstream issued $600 million of 7.375% unsecured senior notes due 2031 (the 2031 Senior Notes). We used the proceeds from the issuance of the 2031 Senior Notes to repay borrowings under the Crestwood Midstream credit facility and to repay all outstanding borrowings under the Crestwood Permian credit facility, which was terminated in January 2023. On February 20, 2023, we and Brookfield entered into an agreement with a third party to sell each of our respective interests in Tres Holdings for approximately $335 million. We intend to use our 50% share of the net proceeds to reduce borrowings under the Crestwood Midstream credit facility. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$439.2	$426.7	$408.1
Net cash provided by (used in) investing activities	$(391.1)	$568.9	$(273.3)
Net cash used in financing activities	$(53.9)	$(996.3)	$(146.5)

Operating Activities

Our cash flows from operating activities increased by approximately $12.5 million during the year ended December 31, 2022 compared to 2021. The net increase was primarily driven by the operations acquired in the Oasis Merger, the Sendero Acquisition and the CPJV Acquisition, which are described in Results of Operations above. This net increase was partially offset by a reduction in operation cash flows from the operations divested during the Barnett and Marcellus divestitures during 2022, which are discussed above in Results of Operations.

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

During 2023, we anticipate growth capital expenditures of approximately $135 million to $155 million, maintenance capital expenditures of approximately $25 million to $30 million, and approximately $10 million to $20 million on capital expenditures that are directly reimbursable by our customers. We anticipate that our growth and reimbursable capital expenditures in 2023 will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the year ended December 31, 2022 (in millions):

Growth capital(1)	$191.6
Maintenance capital	28.7
Other(2)	9.0
Purchases of property, plant and equipment	$229.3
(1)Includes $3.2 million paid related to outstanding litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisitions and Divestitures. Below is a summary of the acquisition and divestiture activities that impacted our investing activities during the years ended December 31, 2022 and 2021. For a further discussion of these transactions, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 3, Note 6 and Note 11.

•Oasis Merger. In February 2022, we acquired Oasis Midstream, which included cash consideration of $160 million, net of cash acquired of approximately $14.9 million.
•Sendero Acquisition. In July 2022, we acquired Sendero for cash consideration of approximately $631.2 million, net of cash acquired of approximately $28.5 million.
•CPJV Acquisition. In July 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian, which included cash consideration of approximately $5.9 million, net of acquired cash of approximately $149.4 million.
•Crude Oil Railcars Sale. In April 2022, we sold our crude oil railcars for approximately $24.7 million primarily as a result of the exit of our crude railcar operations.
•Barnett Divestiture. In July 2022, we sold our assets in the Barnett Shale for approximately $290 million, including working capital adjustments.
•Marcellus Divestiture. In October 2022, we sold our assets in the Marcellus Shale for approximately $206 million.
•Stagecoach Gas Divestiture. In conjunction with the second closing, in November 2021, we sold our remaining Stagecoach Gas equity investment for approximately $15 million.

Investments in/Capital Distributions from Unconsolidated Affiliates. Pursuant to our joint venture agreements with our respective equity investments, we periodically make contributions to our equity investments to fund their expansion projects and for other operating purposes. During the years ended December 31, 2022 and 2021, we contributed approximately $90.9 million and $17.6 million to our equity investments.

During the year ended December 31, 2021, we received a distribution from Stagecoach Gas of approximately $614 million, which represented our proportionate share of the gross proceeds received by Stagecoach Gas related to the first closing of its sale of certain of its assets. For further discussion of this distribution, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 6.

Financing Activities

The following equity and debt transactions impacted our financing activities during the year ended December 31, 2022 compared to 2021.

Equity and Debt Transactions

•During the year ended December 31, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord, for approximately $123.7 million;
•During the year ended December 31, 2022, distributions to our partners increased by approximately $100.9 million compared to 2021, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with the Oasis Merger and the CPJV Acquisition, as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit;
•During the year ended December 31, 2022, our taxes paid for unit-based compensation vesting increased by approximately $7.5 million compared to 2021, primarily due to higher vesting of unit-based compensation awards;

•During the year ended December 31, 2022, our payments for finance leases increased by approximately $29.2 million primarily due to an option we exercised under our leases to purchase crude oil rail cars;
•During the year ended December 31, 2022, we borrowed amounts under the Crestwood Midstream credit facility to (i) fund cash consideration of approximately $631.2 million to acquire Sendero; (ii) fund approximately $5.9 million of cash consideration to acquire the remaining 50% equity interest in Crestwood Permian; (iii) fund $160.0 million of cash consideration paid in conjunction with the Oasis Merger; and (iv) repay approximately $218.4 million outstanding under the credit facility acquired in conjunction with the Oasis Merger;
•During the year ended December 31, 2021, we paid approximately $690.5 million to repurchase and cancel approximately $687.2 million of senior notes that were due in 2023;
•During the year ended December 31, 2021, we received net proceeds of approximately $691 million from the issuance of senior notes due February 2029; and
•During the year ended December 31, 2022, our other debt-related transactions resulted in net repayments under our credit facilities of approximately $435.8 million compared to net repayments of approximately $446.4 million during 2021.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Crestwood Pipeline and Storage Northeast LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as Guarantor Subsidiaries of Crestwood Midstream’s senior notes and its credit facility. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9 for additional information regarding the Crestwood Midstream credit facility and senior notes and related guarantees.

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

Summarized Combined Balance Sheet Information (in millions)

December 31, 2022
Current assets	$588.4
Current assets - affiliates	$1.3
Property, plant and equipment, net	$3,295.8
Non-current assets	$1,012.9
Current liabilities	$466.1
Current liabilities - affiliates	$41.5
Long-term debt, less current portion	$3,171.5
Non-current liabilities	$147.6

Summarized Combined Income Statement Information (in millions)

Year Ended December 31, 2022
Revenues	$5,410.1
Revenues - affiliates	$384.4
Cost of products/services sold	$4,288.8
Cost of products/services sold - affiliates	$431.2
Operations and maintenance expenses(1)	$161.7
General and administrative expenses(2)	$124.4
Operating income	$213.7
Net income	$39.0

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the year ended December 31, 2022, we charged $27.5 million to our affiliates under these agreements. See Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 19 for a further description of our related party operating agreements.
(2)    Includes $32.8 million of net general and administrative expenses that were charged by our affiliates to us.

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
As of December 31, 2022, the carrying value and fair value of our fixed rate debt instruments was approximately $2.3 billion and $2.1 billion, respectively. As of December 31, 2021, the carrying value and fair value of our fixed rate debt instruments was approximately $1.8 billion and $1.9 billion, respectively. In January 2023, Crestwood Midstream issued $0.6 billion of 7.375% unsecured senior notes due 2031. For a further discussion of our fixed rate debt, see Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 9.

We are subject to the risk of loss associated with changes in interest rates on our credit facilities. At December 31, 2022, we had obligations totaling $922.3 million and $206.8 million outstanding under the Crestwood Midstream credit facility and Crestwood Permian credit facility, respectively. These floating rate obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. If the interest rate on our credit facilities were to fluctuate by 1% from the rate as of December 31, 2022, our annual interest expense would have changed by approximately $11.3 million. In January 2023, we repaid and terminated the Crestwood Permian credit facility.

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

The fair value of the derivatives contracts related to price risk management activities as of December 31, 2022 were assets of $72.8 million and liabilities of $23.9 million. We use observable market values for determining the fair value of these derivative contracts. In cases where actively quoted prices are not available, other external sources are used that incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Our risk management function regularly compares valuations to independent sources and models on a quarterly basis. The following table represents the impact that a 10% change in market prices would have on the underlying fair value of our commodity-based derivative instruments, along with the net unbalanced position of those commodity-based derivatives at December 31, 2022 and the inventory position that would substantially offset that theoretical change at December 31, 2022:

	December 31, 2022
	Change in Fair Value of Commodity-Based Derivatives (in millions)	Net Unbalanced Derivative Position	Inventory Position
Natural gas	$1.1	2.5 Bcf	0.8 Bcf
NGLs	$9.4	2.9 MMBbls	2.9 MMBbls
Crude oil	$2.0	0.2 MMBbls	0.2 MMBbls

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

Under a number of our customer contracts, there are provisions that provide for our right to request or demand credit assurances from our customers including the posting of letters of credit, surety bonds, cash margin or collateral held in escrow for varying levels of future revenues. We continue to closely monitor our producer customer base since a majority of our customers for our gathering and processing services are either not rated by the major rating agencies or had below investment grade credit ratings. At December 31, 2022 and 2021, our allowance for doubtful accounts was $0.5 million and $0.6 million.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Crestwood Equity’s and Crestwood Midstream’s management is responsible for establishing and maintaining adequate internal control over financial reporting, pursuant to Exchange Act Rules 13a-15(f). Crestwood Equity’s and Crestwood Midstream’s internal control systems were designed to provide reasonable assurance to their respective management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

During 2022, we completed the Oasis Merger, Sendero Acquisition and the CPJV Acquisition. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2022 excluded Oasis Midstream, Sendero and Crestwood Permian and their respective financial reporting systems were not fully integrated into our financial reporting systems throughout 2022. Therefore, we did not have the practical ability to perform an assessment of their internal controls prior to the conclusion of management’s evaluation. We expect to include Oasis Midstream, Sendero and Crestwood Permian in next year’s assessment. Oasis Midstream, Sendero and Crestwood Permian constituted a total of $3,192.6 million and $900.0 million in total assets and revenues, respectively, in our consolidated financial statements.

Under the supervision and with the participation of Crestwood Equity’s and Crestwood Midstream’s management, including the Chief Executive Officers and Chief Financial Officers of their General Partners, Crestwood Equity and Crestwood Midstream assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2022. In making this assessment, Crestwood Equity and Crestwood Midstream used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon such assessment, Crestwood Equity and Crestwood Midstream concluded that, as of December 31, 2022, their respective internal control over financial reporting is effective, based upon those criteria.

Crestwood Equity’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 24, 2023, on the effectiveness of our internal control over financial reporting, which is included herein.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this item will be presented in our definitive proxy statement for the 2023 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The information required to be disclosed under this item will be presented in our definitive proxy statement for the 2023 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required to be disclosed under this item will be presented in our definitive proxy statement for the 2023 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required to be disclosed under this item will be presented in our definitive proxy statement for the 2023 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed under this item will be presented in our definitive proxy statement for the 2023 annual meeting of unitholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

2.2
Purchase Agreement dated as of April 9, 2019 by and between Crestwood Niobrara LLC and Williams MLP Operating LLC (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019).

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

2.6
Equity Purchase Agreement, dated as of May 25, 2022, by and among Sendero Midstream Partners, LP, Energy Capital Partners III, LP, Energy Capital Partners III-A, LP, Energy Capital Partners III-B (Sendero IP), LP, Energy Capital Partners III-C (Sendero IP), LP, Carlsbad Co-Invest, LP, ECP III (Sendero Co-Invest) Corp, Sendero Midstream Management, LLC, Sendero Midstream GP, LLC, Crestwood Midstream Partners LP, Crestwood Sendero GP LLC, and Crestwood Equity Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022).

2.7
Contribution Agreement, dated as of May 25, 2022, by and between FR XIII Crestwood Permian Basin Holdings LLC and Crestwood Equity Partners LP (incorporated by reference to Exhibit 2.2 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022).

3.1
Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Registration Statement on Form S-1 (Registration No. 333-56976) filed on March 14, 2001).

3.2	Certificate of Correction of Certificate of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Form 10-Q filed on May 12, 2003).

Exhibit Number	Description
3.3
Amendment to the Certificate of Limited Partnership of Crestwood Equity Partners LP (f/k/a Inergy, L.P.) (the “Partnership”) dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 10, 2013).

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

4.2
Indenture, dated as of March 14, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on March 15, 2017)

4.3
Supplemental Indenture dated as of June 5, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on August 4, 2017)

4.4
Supplemental Indenture dated as of December 1, 2017, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018)

4.5
Indenture, dated as of April 15, 2019, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 16, 2019).

Exhibit Number	Description
4.6
Third Amended and Restated Limited Liability Company Agreement for Crestwood Niobrara LLC, dated between Crestwood Midstream Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on May 2, 2019).

4.7
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC dated as of April 9, 2019 (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

4.8
Registration Rights Agreement, dated December 28, 2017, by and among Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.10 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018).

4.9
First Amendment to Registration Rights Agreement dated as of April 9, 2019 by and between Crestwood Equity Partners LP and CN Jackalope Holdings, LLC (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 10, 2019).

4.10
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

4.11
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015).

4.12
Supplemental Indenture dated as of October 22, 2018, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, each existing Guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to Crestwood Equity Partners LP’s Form 10-K filed on February 22, 2019).

4.13
Indenture, dated January 21, 2021, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 21, 2021).

4.14
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank (incorporated herein by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.15
Fourth Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.16
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.17
First Supplemental Indenture, dated as of February 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.18
Registration Rights Agreement, dated as of February 1, 2022 by and among Crestwood Equity Partners LP, Oasis Petroleum Inc., OMS Holdings LLC and Oasis Investment Holdings LLC (incorporated herein by reference to Exhibit 4.6 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

4.19
Supplemental Indenture, dated as of July 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

Exhibit Number	Description
4.20
Supplemental Indenture, dated as of July 1, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank as trustee (incorporated by reference to Exhibit 4.2 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

4.21
Registration Rights Agreement, dated July 11, 2022, by and between Crestwood Equity Partners LP and FR XIII Crestwood Permian Basin Holdings LLC (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 15, 2022).

4.22
Fifth Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

4.23
Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

4.24
Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

4.25
Second Supplemental Indenture, dated as of July 20, 2022, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.6 to Crestwood Equity Partners LP’s Form 10-Q filed on July 28, 2022).

4.26
Indenture, dated as of January 19, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 19, 2023).

**4.27	Description of Securities

*10.1
Omnibus Amendment to Employment Agreements dated February 22, 2018 by and between Crestwood Operations LLC and each of Robert G. Phillips, Robert Halpin, Steven Dougherty, Joel Lambert and William H. Moore (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-K filed on February 26, 2018).

*10.2
Employment Agreement between Robert G. Phillips and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 27, 2014).

*10.3
Employment Agreement between Joel Lambert and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014).

*10.4
Employment Agreement between William H. Moore and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on March 2, 2015).

*10.5
Employment Agreement between Steven M. Dougherty and Crestwood Operations LLC dated as of January 21, 2014 (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-K filed on February 29, 2016).

*10.6
Amended and Restated Employee Agreement between Robert T. Halpin and Crestwood Operations LLC dated as of April 1, 2015 (incorporated herein by reference to Exhibit 10.5 to Crestwood Equity Partners LP’s Form 10-K filed on February 29, 2016).

*10.7	Crestwood Equity Partners LP Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Crestwood Equity Partners LP’s Form 10-K filed on February 28, 2014).

*10.8	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 4.12 to Crestwood Equity Partner LP’s Form S-8 filed on January 16, 2015).

Exhibit Number	Description
*10.9	Form of Crestwood Equity Partners LP’s Phantom Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 23, 2015).

*10.10	Form of Crestwood Equity Partners LP’s Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed on May 4, 2017).

*10.11	Crestwood Equity Partners Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on November 15, 2016).

10.12
Guaranty, dated as of April 20, 2016, made by Crestwood Equity Partners LP in favor of Con Edison Gas Pipeline and Storage Northeast, LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on April 22, 2016).

10.13
Amended and Restated Limited Liability Company Agreement of Stagecoach Gas Services LLC dated as of June 3, 2016. (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 8, 2016).

10.14
Registration Rights Agreement, dated as of September 30, 2015, by and among Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015).

10.15
Board Representation and Standstill Agreement, dated as of September 30, 2015, by and among Crestwood Equity GP LLC, Crestwood Equity Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on October 1, 2015).

*10.16	Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2018).

*10.17	First Amendment to the Crestwood Equity Partners LP 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021).

*10.18	Crestwood Equity Partners LP Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 24, 2018).

*10.19	Form of Crestwood Equity Partners LP’s Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed November 1, 2018).

*10.20
Form of Crestwood Equity Partners LP’s Non-Executive Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018).

*10.21	Form of Crestwood Equity Partners LP’s Director Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.3 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018).

*10.22	Form of Crestwood Equity Partners LP’s Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 10-Q filed on November 1, 2018).

*10.23	Form of Director and Officer Indemnification Agreement filed as Exhibit 10.1 to Crestwood Equity Partners LP’s Form 10-Q filed on August 6, 2020.

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

Exhibit Number	Description
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

*10.30	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to Crestwood Equity Partners LP’s Form 8-K filed on February 3, 2022).

*10.31
Director Nomination and Voting Support Agreement, dated July 11, 2022, by and among Crestwood Equity Partners LP, Crestwood Equity GP LLC, and FR XIII Crestwood Permian Basin Holdings LLC (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on July 15, 2022).

*10.32
Employment Agreement between John Black and Crestwood Operations LLC, dated August 15, 2022 (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 16, 2022).

*10.33
Second Amendment to the Crestwood Equity Partners LP Long Term Incentive Plan dated as of January 6, 2023 (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on January 10, 2023).

*10.34	2023 Omnibus Amendment to 2023 Employment Agreement dated as of January 6, 2023 (incorporated by reference to Exhibit 10.2 to Crestwood Equity Partners LP’s Form 8-K filed on January 10, 2023).

**10.35	Form of 2023 Restricted Unit Award Agreement (Executive)

**10.36	Form of 2023 Performance Unit Award Agreement

**21.1	List of subsidiaries of Crestwood Equity Partners LP

**22.1	List of Issuers of Guarantor Subsidiaries of Crestwood Midstream Partners LP

**23.1	Consent of Ernst & Young LLP - Crestwood Equity Partners LP

**23.2	Consent of Ernst & Young LLP - Stagecoach Gas Services LLC

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

**31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

**32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**97.1	Crestwood Equity Partners LP Clawback Policy effective as of November 10, 2022

**99.1
Financial Statements for Stagecoach Gas Services LLC as of November 24, 2021 (unaudited) and December 31, 2020 (audited) and for the period ended November 24, 2021 (unaudited) and the year ended December 31, 2020 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)

Exhibit Number	Description
**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Management contracts or compensatory plans or arrangements
**	Filed herewith

(b)Exhibits.

See exhibits identified above under Item 15(a)3.

(c)Financial Statement Schedules.

Financial Statements for Stagecoach Gas Services LLC as of November 24, 2021 (unaudited) and December 31, 2020 (audited) and for the period ended November 24, 2021 (unaudited) and the year ended December 31, 2020 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09) and is filed herein as Exhibit 99.1.

Crestwood Equity Partners LP
Crestwood Midstream Partners LP

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crestwood Equity Partners LP (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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
Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation. This included testing management’s forecasted volumes through comparison to the forecasted production of the customer, forecasted commodity prices and historical data and the recalculation of the transaction price. In addition, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership’s forecasted volumes included in the calculation of the transaction price.

Purchase price allocation – Measuring intangible assets

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Partnership completed the acquisitions of Oasis Midstream Partners LP (Oasis Midstream) and Sendero Midstream Partners, LP (Sendero Midstream) for total purchase consideration of $1.8 billion and $631.2 million, respectively, in the year ended December 31, 2022. The acquisitions have been accounted as business combinations. The Partnership’s accounting for these acquisitions included determining the fair value of the intangible assets acquired, which primarily included customer relationships of $464.0 million and $41.5 million for Oasis Midstream and Sendero Midstream, respectively.
Auditing the Partnership’s accounting for its acquisitions of Oasis Midstream and Sendero Midstream was complex due to the significant estimation uncertainty in determining the fair value of customer relationships. The estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationships to underlying assumptions about future volume projections for each of the acquired businesses and the discount rate for Oasis Midstream. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s accounting for the acquisitions. For example, we tested controls over the estimation of the fair value of the customer relationship intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
Our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions, and evaluating the completeness and accuracy of underlying data supporting the significant assumptions. For example, we compared the significant assumptions to current industry, market and economic data. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Partnership and significant assumptions used in the valuation of the intangible assets acquired.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 24, 2023

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors of Crestwood Equity GP LLC and Unitholders of Crestwood Equity Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Crestwood Equity Partners LP’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crestwood Equity Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oasis Midstream Partners LP (Oasis Midstream), Sendero Midstream Partners, LP (Sendero Midstream), and Crestwood Permian Basin Holdings LLC (CPBH), which are included in the 2022 consolidated financial statements of the Partnership and constituted $3,192.6 million of total assets as of December 31, 2022 and $900.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of Oasis Midstream, Sendero Midstream, and CPBH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021 and related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Partnership and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Houston, Texas
February 24, 2023

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$7.5	$13.3
Accounts receivable, less allowance for doubtful accounts of $0.5 and $0.6 at December 31, 2022 and 2021	432.2	378.0
Inventory	122.6	156.5
Assets from price risk management activities	72.8	42.1
Prepaid expenses and other current assets	18.7	14.8
Total current assets	653.8	604.7
Property, plant and equipment	5,353.2	3,771.5
Less: accumulated depreciation	822.8	992.1
Property, plant and equipment, net	4,530.4	2,779.4
Intangible assets	1,306.3	1,126.1
Less: accumulated amortization	300.7	393.2
Intangible assets, net	1,005.6	732.9
Goodwill	223.0	138.6
Operating lease right-of-use assets, net	24.4	27.4
Investments in unconsolidated affiliates	119.5	155.8
Other non-current assets	10.3	6.9
Total assets	$6,567.0	$4,445.7
Liabilities and capital
Current liabilities:
Accounts payable	$305.5	$336.5
Accrued expenses and other liabilities	180.8	147.1
Liabilities from price risk management activities	23.9	114.6
Current portion of long-term debt	—	0.2
Total current liabilities	510.2	598.4
Long-term debt, less current portion	3,378.3	2,052.1
Other long-term liabilities	333.4	258.7
Deferred income taxes	3.5	2.3
Total liabilities	4,225.4	2,911.5
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	434.4	434.6
Partners’ capital:
Crestwood Equity Partners LP partners' capital (104,646,374 and 62,991,511 common units issued and outstanding at December 31, 2022 and 2021)	1,295.2	487.6
Preferred units (71,257,445 units issued and outstanding at both December 31, 2022 and 2021)	612.0	612.0
Total partners’ capital	1,907.2	1,099.6
Total liabilities and capital	$6,567.0	$4,445.7
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenues	$5,198.4	$4,145.4	$1,793.0
Product revenues - related party (Note 19)	222.6	25.8	27.3
Service revenues	430.4	396.4	433.5
Service revenues - related party (Note 19)	149.3	1.4	0.5
Total revenues	6,000.7	4,569.0	2,254.3

Costs of product/services sold (exclusive of items shown separately below):
Product costs	4,730.4	3,688.8	1,558.8
Product costs - related party (Note 19)	240.9	136.8	21.0
Service costs	25.8	18.3	20.7
Total costs of products/services sold	4,997.1	3,843.9	1,600.5

Operating expenses and other:
Operations and maintenance	196.1	121.0	131.8
General and administrative	130.4	97.6	91.5
Depreciation, amortization and accretion	328.9	244.2	237.4
Loss on long-lived assets, net	187.7	39.6	26.0
Goodwill impairment	—	—	80.3
Gain on acquisition	(75.3)	—	—
	767.8	502.4	567.0
Operating income	235.8	222.7	86.8
Earnings (loss) from unconsolidated affiliates, net	15.7	(120.4)	32.5
Interest and debt expense, net	(177.4)	(132.1)	(133.6)
Gain (loss) on modification/extinguishment of debt	—	(7.5)	0.1
Other income (expense), net	0.3	0.1	(0.7)
Income (loss) before income taxes	74.4	(37.2)	(14.9)
Provision for income taxes	(1.9)	(0.2)	(0.4)
Net income (loss)	72.5	(37.4)	(15.3)
Net income attributable to non-controlling partner	41.2	41.1	40.8
Net income (loss) attributable to Crestwood Equity Partners LP	31.3	(78.5)	(56.1)
Net income attributable to preferred units	60.1	60.1	60.1
Net loss attributable to partners	$(28.8)	$(138.6)	$(116.2)

Net loss per limited partner unit: (Note 14)
Basic and Diluted	$(0.29)	$(2.11)	$(1.59)
Weighted-average limited partners’ units outstanding:
Basic and Diluted	99.0	65.6	73.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)

	Preferred		Partners
	Units	Capital	Common Units	Subordinated Units	Capital	Total Partners’ Capital
Balance at December 31, 2019	71.3	$612.0	71.9	0.4	$1,320.8	$1,932.8
Distributions to partners	—	(60.1)	—	—	(182.7)	(242.8)
Unit-based compensation charges	—	—	2.1	—	34.0	34.0
Taxes paid for unit-based compensation vesting	—	—	(0.6)	—	(15.6)	(15.6)
Other	—	—	0.2	—	3.1	3.1
Net income (loss)	—	60.1	—	—	(116.2)	(56.1)
Balance at December 31, 2020	71.3	612.0	73.6	0.4	1,043.4	1,655.4
Crestwood Holdings Transactions (Note 12)	—	—	—	—	(273.2)	(273.2)
Retirement of units (Note 12)	—	—	(11.5)	(0.4)	—	—
Distributions to partners	—	(60.1)	—	—	(164.3)	(224.4)
Unit-based compensation charges	—	—	1.3	—	32.0	32.0
Taxes paid for unit-based compensation vesting	—	—	(0.4)	—	(8.4)	(8.4)
Other	—	—	—	—	(3.3)	(3.3)
Net income (loss)	—	60.1	—	—	(138.6)	(78.5)
Balance at December 31, 2021	71.3	612.0	63.0	—	487.6	1,099.6
Distributions to partners	—	(60.1)	—	—	(265.2)	(325.3)
Issuance of common units (Note 3)	—	—	45.1	—	1,200.8	1,200.8
Purchase of common units (Note 12)	—	—	—	—	(123.7)	(123.7)
Retirement of common units (Note 12)	—	—	(4.6)	—	—	—
Unit-based compensation charges	—	—	1.6	—	39.8	39.8
Taxes paid for unit-based compensation vesting	—	—	(0.6)	—	(15.9)	(15.9)
Other	—	—	0.1	—	0.6	0.6
Net income (loss)	—	60.1	—	—	(28.8)	31.3
Balance at December 31, 2022	71.3	$612.0	104.6	—	$1,295.2	$1,907.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$72.5	$(37.4)	$(15.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	328.9	244.2	237.4
Amortization of debt-related deferred costs and fair value adjustment	2.2	6.7	6.5
Unit-based compensation charges	37.2	34.9	30.7
Loss on long-lived assets, net	187.7	39.6	26.0
Goodwill impairment	—	—	80.3
Gain on acquisition	(75.3)	—	—
(Gain) loss on modification/extinguishment of debt	—	7.5	(0.1)
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.7)	138.0	6.5
Deferred income taxes	1.1	(0.4)	0.1
Other	(0.1)	0.3	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	149.4	(114.3)	(27.5)
Inventory	34.3	(67.4)	(33.7)
Prepaid expenses and other current assets	(2.4)	(1.0)	(3.7)
Accounts payable, accrued expenses and other liabilities	(181.3)	148.3	(1.2)
Reimbursements of property, plant and equipment	7.1	4.3	15.7
Change in price risk management activities, net	(121.4)	23.4	86.5
Net cash provided by operating activities	439.2	426.7	408.1

Investing activities
Acquisitions, net of cash acquired (Note 3)	(604.3)	—	(162.3)
Purchases of property, plant and equipment	(229.3)	(83.2)	(168.3)
Investments in unconsolidated affiliates	(90.9)	(17.6)	(9.4)
Capital distributions from unconsolidated affiliates	11.8	652.0	39.4
Net proceeds from sale of assets, including equity investments	521.6	17.7	27.3
Net cash provided by (used in) investing activities	(391.1)	568.9	(273.3)

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Financing activities
Proceeds from the issuance of long-term debt	3,743.0	2,859.5	1,125.1
Payments on long-term debt	(3,254.3)	(3,287.5)	(975.8)
Payments on finance leases	(32.0)	(2.8)	(3.1)
Payments for deferred financing costs	(3.7)	(17.9)	—
Net proceeds from issuance of non-controlling interest	—	1.0	2.8
Payments for Crestwood Holdings Transactions	—	(275.6)	—
Purchase of common units	(123.7)	—	—
Distributions to partners	(265.2)	(164.3)	(182.7)
Distributions to non-controlling partner	(41.4)	(40.2)	(37.1)
Distributions to preferred unitholders	(60.1)	(60.1)	(60.1)
Taxes paid for unit-based compensation vesting	(15.9)	(8.4)	(15.6)
Other	(0.6)	—	—
Net cash used in financing activities	(53.9)	(996.3)	(146.5)

Net change in cash	(5.8)	(0.7)	(11.7)
Cash at beginning of period	13.3	14.0	25.7
Cash at end of period	$7.5	$13.3	$14.0

Supplemental disclosure of cash flow information
Cash paid for interest	$178.2	$125.9	$129.8
Cash paid for income taxes	$1.8	$0.8	$0.6

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$7.4	$(5.8)	$40.0

See accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Equity GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners (the Partnership) as of December 31, 2022 and 2021, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation. This included testing management’s forecasted volumes through comparison to the forecasted production of the customer, forecasted commodity prices and historical data and the recalculation of the transaction price. In addition, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership’s forecasted volumes included in the calculation of the transaction price.

Purchase price allocation – Measuring intangible assets

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Partnership completed the acquisitions of Oasis Midstream Partners LP (Oasis Midstream) and Sendero Midstream Partners, LP (Sendero Midstream) for total purchase consideration of $1.8 billion and $631.2 million, respectively, in the year ended December 31, 2022. The acquisitions have been accounted as business combinations. The Partnership’s accounting for these acquisitions included determining the fair value of the intangible assets acquired, which primarily included customer relationships of $464.0 million and $41.5 million for Oasis Midstream and Sendero Midstream, respectively.

Auditing the Partnership’s accounting for its acquisitions of Oasis Midstream and Sendero Midstream was complex due to the significant estimation uncertainty in determining the fair value of customer relationships. The estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationships to underlying assumptions about future volume projections for each of the acquired businesses and the discount rate for Oasis Midstream. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s accounting for the acquisitions. For example, we tested controls over the estimation of the fair value of the customer relationship intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions, and evaluating the completeness and accuracy of underlying data supporting the significant assumptions. For example, we compared the significant assumptions to current industry, market and economic data. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Partnership and significant assumptions used in the valuation of the intangible assets acquired

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 24, 2023

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$7.1	$12.9
Accounts receivable, less allowance for doubtful accounts of $0.5 and $0.6 at December 31, 2022 and 2021	432.2	378.0
Inventory	122.6	156.5
Assets from price risk management activities	72.8	42.1
Prepaid expenses and other current assets	18.7	14.4
Total current assets	653.4	603.9
Property, plant and equipment	5,350.0	4,100.8
Less: accumulated depreciation	822.6	1,193.0
Property, plant and equipment, net	4,527.4	2,907.8
Intangible assets	1,306.3	1,126.1
Less: accumulated amortization	300.7	393.2
Intangible assets, net	1,005.6	732.9
Goodwill	223.0	138.6
Operating lease right-of-use assets, net	24.4	27.4
Investments in unconsolidated affiliates	119.5	155.8
Other non-current assets	8.1	4.8
Total assets	$6,561.4	$4,571.2
Liabilities and capital
Current liabilities:
Accounts payable	$305.4	$336.4
Accrued expenses and other liabilities	179.5	146.1
Liabilities from price risk management activities	23.9	114.6
Current portion of long-term debt	—	0.2
Total current liabilities	508.8	597.3
Long-term debt, less current portion	3,378.3	2,052.1
Other long-term liabilities	330.3	254.1
Deferred income taxes	2.3	0.8
Total liabilities	4,219.7	2,904.3
Commitments and contingencies (Note 10)
Interest of non-controlling partner in subsidiary	434.4	434.6
Partners’ capital	1,907.3	1,232.3
Total liabilities and capital	$6,561.4	$4,571.2

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenues	$5,198.4	$4,145.4	$1,793.0
Product revenues - related party (Note 19)	222.6	25.8	27.3
Service revenues	430.4	396.4	433.5
Service revenues - related party (Note 19)	149.3	1.4	0.5
Total revenues	6,000.7	4,569.0	2,254.3

Costs of product/services sold (exclusive of items shown separately below):
Product costs	4,730.4	3,688.8	1,558.8
Product costs - related party (Note 19)	240.9	136.8	21.0
Service costs	25.8	18.3	20.7
Total costs of products/services sold	4,997.1	3,843.9	1,600.5

Operating expenses and other:
Operations and maintenance	196.1	121.0	131.8
General and administrative	124.4	90.2	86.7
Depreciation, amortization and accretion	334.6	258.4	251.5
Loss on long-lived assets, net	312.7	39.4	26.0
Goodwill impairment	—	—	80.3
Gain on acquisition	(75.3)	—	—
	892.5	509.0	576.3
Operating income	111.1	216.1	77.5
Earnings (loss) from unconsolidated affiliates, net	15.7	(120.4)	32.5
Interest and debt expense, net	(177.4)	(132.1)	(133.6)
Gain (loss) on modification/extinguishment of debt	—	(7.5)	0.1
Other income, net	0.1	—	—
Loss before income taxes	(50.5)	(43.9)	(23.5)
(Provision) benefit for income taxes	(1.7)	(0.1)	0.1
Net loss	(52.2)	(44.0)	(23.4)
Net income attributable to non-controlling partner	41.2	41.1	40.8
Net loss attributable to Crestwood Midstream Partners LP	$(93.4)	$(85.1)	$(64.2)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)

Total Partners’ Capital
Balance at December 31, 2019	$2,099.3
Distributions to partner	(242.6)
Unit-based compensation charges	29.3
Taxes paid for unit-based compensation vesting	(15.6)
Other	(1.1)
Net loss	(64.2)
Balance at December 31, 2020	1,805.1
Distributions to partner	(509.7)
Unit-based compensation charges	30.5
Taxes paid for unit-based compensation vesting	(8.4)
Other	(0.1)
Net loss	(85.1)
Balance at December 31, 2021	1,232.3
Non-cash contributions from partner (Note 12)	1,202.4
Cash contributions from partner (Note 12)	164.3
Distributions to partners	(622.2)
Unit-based compensation charges	39.8
Taxes paid for unit-based compensation vesting	(15.9)
Net loss	(93.4)
Balance at December 31, 2022	$1,907.3

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(52.2)	$(44.0)	$(23.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	334.6	258.4	251.5
Amortization of debt-related deferred costs and fair value adjustment	2.2	6.7	6.5
Unit-based compensation charges	37.2	34.9	30.7
Loss on long-lived assets, net	312.7	39.4	26.0
Goodwill impairment	—	—	80.3
Gain on acquisition	(75.3)	—	—
(Gain) loss on modification/extinguishment of debt	—	7.5	(0.1)
(Earnings) loss from unconsolidated affiliates, net, adjusted for cash distributions received	(0.7)	138.0	6.5
Deferred income taxes	1.2	—	—
Other	(0.1)	0.3	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	149.4	(114.3)	(27.8)
Inventory	34.3	(67.4)	(33.7)
Prepaid expenses and other current assets	(2.5)	(0.6)	(4.6)
Accounts payable, accrued expenses and other liabilities	(181.3)	147.8	(6.1)
Reimbursements of property, plant and equipment	7.1	4.3	15.7
Change in price risk management activities, net	(121.4)	23.4	86.5
Net cash provided by operating activities	445.2	434.4	407.9

Investing activities
Acquisitions, net of cash acquired (Note 3)	(602.7)	—	(162.3)
Purchases of property, plant and equipment	(228.6)	(81.3)	(168.3)
Investments in unconsolidated affiliates	(90.9)	(17.6)	(9.4)
Capital distributions from unconsolidated affiliates	11.8	652.0	39.4
Net proceeds from sale of assets, including equity investments	521.6	17.7	27.3
Net cash provided by (used in) investing activities	(388.8)	570.8	(273.3)

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Financing activities
Proceeds from the issuance of long-term debt	3,743.0	2,859.5	1,125.1
Payments on long-term debt	(3,254.3)	(3,287.5)	(975.8)
Payments on finance leases	(32.0)	(2.8)	(3.1)
Payments for deferred financing costs	(3.7)	(17.9)	—
Net proceeds from issuance of non-controlling interest	—	1.0	2.8
Contributions from partner	164.3	—	—
Distributions to partner	(622.2)	(509.7)	(242.6)
Distributions to non-controlling partner	(41.4)	(40.2)	(37.1)
Taxes paid for unit-based compensation vesting	(15.9)	(8.4)	(15.6)
Net cash used in financing activities	(62.2)	(1,006.0)	(146.3)

Net change in cash	(5.8)	(0.8)	(11.7)
Cash at beginning of period	12.9	13.7	25.4
Cash at end of period	$7.1	$12.9	$13.7

Supplemental disclosure of cash flow information
Cash paid for interest	$178.2	$125.9	$129.8
Cash paid for income taxes	$1.3	$0.5	$0.5

Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$7.4	$(5.8)	$40.0

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. Certain footnote disclosures in the prior periods have been reclassified to conform to the current year presentation, none of which impacted our previously reported net income, earnings per unit or partners’ capital. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these consolidated financial statements. Actual results can differ from those estimates.

Cash

We consider all highly liquid investments with an original maturity of less than three months to be cash.

Accounts Receivable

We record accounts receivable when products or services are delivered and it is probable that payment will be received for those products or services, and we do not record any interest or penalties on accounts receivable that are past due under the terms of the related arrangement or invoice until those amounts are received. We estimate the allowance for doubtful accounts using a method that considers both the aging of our accounts receivable and the projected loss rate of our receivables. We write off accounts receivable, and the related allowance for doubtful accounts, when it becomes remote that payment for products or services will be received.

Inventory

Our inventory, which is stated at the lower of cost or net realizable value and cost is computed predominantly using the average cost method, consisted of the following (in millions):

	December 31,
	2022	2021
NGLs, crude oil and natural gas	$121.8	$155.6
Spare parts	0.8	0.9
Total inventory	$122.6	$156.5

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

Years
Gathering systems and pipelines	20
Facilities and equipment	3 - 20
Buildings, rights-of-way and easements	5 - 50
Office furniture and fixtures	5 - 10
Vehicles	5

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

During 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the anticipated sale of parts inventory related to our gathering and processing south segment’s legacy Granite Wash operations. During 2021, we recorded $40.1 million of impairments of our property, plant and equipment to reflect our gathering and processing south segment’s compressor stations in our Marcellus operations at fair value based on the actual or anticipated dismantlement and redeployment of those assets to other areas. During 2020, we recorded $3.1 million of impairments of our property, plant and equipment primarily related to the removal and retirement of certain water gathering facilities in our gathering and processing north segment in response to several produced water releases on our Arrow system over the past few years. During 2022 and 2020, we sold several of our legacy assets and we recorded gains and losses on long-lived assets related to each of these divestitures. For a further discussion of these asset sales, see Note 3 and Note 11.

Identifiable Intangible Assets and Liabilities

Our identifiable intangible assets consist of customer relationships, trademarks and certain revenue contracts. These intangible assets have arisen primarily from acquisitions. We amortize certain of our revenue contracts based on the projected cash flows associated with these contracts if the projected cash flows are readily determinable, otherwise we amortize our revenue contracts on a straight-line basis. We recognize acquired intangible assets separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

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

We did not record any impairments of our intangible assets during the years ended December 31, 2022, 2021 or 2020.

We amortize our intangible assets on a straight-line basis over their estimated economic lives. The weighted average amortization period of our intangible assets are as follows:

Years
Customer relationships	21
Revenue contracts	18
Trademarks	10

Our identifiable intangible liabilities primarily consist of revenue contracts and are amortized over the life of the respective revenue contract. These intangible liabilities primarily relate to our Sendero Acquisition and CPJV Acquisition (as defined in Note 3) during 2022. We reflect our intangible liabilities as other long-term liabilities on our consolidated balance sheet.

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

We acquired our Powder River Basin reporting unit in 2019 and recorded it at fair value at that time. During 2020, current and forward commodity prices significantly declined from their levels at December 31, 2019 due primarily to the decreases in energy demand as a result of the outbreak of the COVID-19 pandemic and actions taken by the Organization of the Petroleum Exporting Countries, Russia, the United States and other oil-producing countries relating to the oversupply of oil. Based on these events, we determined that the forecasted cash flows, and therefore the fair value, of our Powder River Basin reporting unit significantly decreased during 2020, and accordingly performed a quantitative impairment assessment of the goodwill related to that reporting unit during that period. Based on our quantitative assessment, which utilized the income approach, we determined that the goodwill associated with the Powder River Basin reporting unit should be fully impaired, and accordingly we recorded an $80.3 million impairment of the goodwill attributed to that reporting unit in the gathering and processing north segment during the year ended December 31, 2020.

During 2022, we completed several acquisitions (which are further described in Note 3) that resulted in the modification of our reporting units. As a result of this modification, we have three reporting units with goodwill as of December 31, 2022: (i) Williston (includes our gathering and processing north segment’s Williston Basin operations acquired in the Oasis Merger as described in Note 3 and its Arrow operations); (ii) Permian (includes our gathering and processing south segment’s Permian operations acquired in the Oasis Merger, Sendero Acquisition and CPJV Acquisition, each of which are defined in Note 3); and (iii) NGL Marketing and Logistics (included in our storage and logistics segment’s operations). In conjunction with these acquisitions, we combined our historical Arrow reporting unit into the Williston reporting unit and aggregated the acquired Permian operations into our Permian reporting unit for the purpose of evaluating goodwill for impairment on an ongoing basis. Upon modification of our reporting units and at December 31, 2022, we performed an assessment of our goodwill and based on our analysis, we did not record any impairment of goodwill for the year ended December 31, 2022.

The following table summarizes the goodwill of our reporting units (in millions). We did not record any impairments of goodwill during the years ended December 31, 2022 and 2021. At December 31, 2022, our accumulated goodwill impairments at CEQP and CMLP were approximately $1,736.8 million and $1,479.6 million, respectively.

	Goodwill at December 31, 2021	Additions during the Year Ended December 31, 2022	Goodwill at December 31, 2022
Gathering and Processing North
Williston	$45.9	$48.8	$94.7
Gathering and Processing South
Permian	—	35.6	35.6
Storage and Logistics
NGL Marketing and Logistics	92.7	—	92.7
Total	$138.6	$84.4	$223.0

Leases

We enter into leases with third parties for the right to utilize certain office buildings, vehicles and other operating facilities and equipment. For contracts that extend for a period greater than 12 months, we recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheets based on the present value of each lease, which is based on the future minimum lease payments and is determined by discounting these payments using our incremental borrowing rate. We recognize operating lease expense on our consolidated statements of operations as either costs of product/services sold, operations and maintenance expenses or general and administrative expenses on a straight-line basis over the lease term. We do not have any material leases where we are considered to be the lessor. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any material revenue contracts that are considered leases.

Investments in Unconsolidated Affiliates

Equity method investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Differences in the basis of investments and the separate net asset values of the investees, if any, are amortized into net income or loss over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in an unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values. We did not record impairments of our equity method investments during the years ended December 31, 2022, 2021 and 2020. During the year ended December 31, 2021, we recorded our proportionate share of the impairments recorded by our Stagecoach Gas Services LLC equity method investment related to the sale of its assets, which we recorded as a reduction to our earnings from unconsolidated affiliates. During the year ended December 31, 2020, we recorded a reduction in equity earnings from our Powder River Basin Industrial Complex, LLC equity method investment as a result of us recording our proportionate share of a long-lived asset impairment recorded by the equity method investee. See Note 6 for a further discussion of these impairments recorded by our equity method investments.

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

Deferred Financing Costs

Deferred financing costs represent costs associated with obtaining long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average remaining life of five years. Our net deferred financing costs are reflected as a reduction of long-term debt on our consolidated balance sheets.

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

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative standalone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can significantly vary from those judgments and assumptions. We did not have any material contracts with multiple performance obligations or under which we received material amounts of non-cash consideration during the years ended December 31, 2022, 2021 and 2020.

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

•Contracts with Increasing (Decreasing) Rates per Unit. Certain of our contracts have fixed rates per volume that increase and/or decrease over the life of the contract once certain time periods or thresholds are met. We record revenues on these contracts ratably per unit over the life of the contract based on estimated volumes and the remaining performance obligations to be performed, which can result in the deferral of revenue for the difference between the consideration received and the ratable revenue recognized.

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

We are responsible for the Texas Margin tax included in our Texas franchise tax returns. The margin tax qualifies as an income tax under U.S. GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

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

Unit-Based Compensation

Long-term incentive awards are granted under the Crestwood Equity Partners LP Long Term Incentive Plan (Crestwood LTIP). Unit-based compensation awards consist of restricted units and performance units that are recognized in our consolidated statements of operations based on their grant date at fair value. For restricted units, we generally recognize the expense over the vesting period on a straight line basis. For performance units, we remeasure compensation expense at each balance sheet date because the vesting is subject to the attainment of certain performance and market goals over a three-year period. For those awards that are reflected in liabilities, we remeasure the associated liability at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense.

Note 3 – Acquisitions and Divestitures

Acquisitions

During the years ended December 31, 2022 and 2020, we completed several acquisitions which are further described below. We accounted for each of these acquisitions as business combinations using the acquisition method of accounting. In addition, the purchase accounting for our acquisitions during 2022 reflects the adoption of Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) during the year ended December 31, 2022.

Oasis Merger

On October 25, 2021, we entered into a merger agreement to acquire Oasis Midstream Partners LP (Oasis Midstream) in an equity and cash transaction (the Oasis Merger). Oasis Midstream operated a diversified portfolio of midstream assets located in the Williston and Delaware Basins and its operations included natural gas services (gathering, compression, processing and gas lift supply), crude oil services (gathering, terminalling and transportation), and water services (gathering and disposal of produced and flowback water and freshwater distribution).

On February 1, 2022, we completed the merger with Oasis Midstream, which was valued at approximately $1.8 billion. Pursuant to the merger agreement, Oasis Petroleum Inc., now known as Chord Energy Corporation (Chord), received $150 million in cash plus approximately 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the approximately 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement Oasis Petroleum received a $10 million cash payment in exchange for its ownership of the general partner of Oasis Midstream.

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

The identifiable intangible assets primarily consist of customer relationships with Oasis Petroleum and other customers with a weighted-average life of 20 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and our existing operations. We reflected approximately $48.8 million of goodwill in our gathering and processing north segment and approximately $7.4 million in our gathering and processing south segment.

The financial results of the Williston Basin operations are included in our gathering and processing north segment and the financial results of the Delaware Basin operations are included in our gathering and processing south segment from the date of acquisition. During the year ended December 31, 2022, we recognized approximately $21.8 million of transaction costs related to the Oasis Merger, which are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2022, we recognized approximately $368.2 million of revenues and $127.4 million of net income related to the operations acquired from Oasis Midstream.

Sendero Acquisition

On July 11, 2022, we acquired Sendero Midstream Partners, LP (Sendero), a privately-held midstream company, for cash consideration of approximately $631.2 million (Sendero Acquisition). Sendero’s assets are located in Eddy County, New Mexico and its operations include natural gas gathering, compression and processing services.

The fair values of the assets acquired and liabilities assumed were determined primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 13%. Certain fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm.

The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (in millions). The final valuation primarily resulted in an increase to the fair value of property, plant and equipment of approximately $97 million with a corresponding decrease to intangible assets from the amounts recorded in the initial preliminary purchase price allocation recorded earlier in 2022. The impact of this change to our depreciation, amortization and accretion expense for the year ended December 31, 2022 was not material.

Cash	$28.5
Other current assets	77.3
Property, plant and equipment	537.5
Intangible assets	41.5
Other non-current assets	0.1
Total assets acquired	684.9
Current liabilities	63.9
Long-term liabilities(1)	18.0
Total liabilities assumed	81.9
Net assets acquired excluding goodwill	603.0
Goodwill	28.2
Total purchase price	$631.2

(1)    Includes intangible liabilities of approximately $14.0 million which are further described below.

The identifiable intangible assets primarily consist of customer relationships with a weighted-average life of 20 years and the identifiable intangible liabilities primarily consist of revenue contracts with a weighted-average life of 10 years. The goodwill recognized relates primarily to the anticipated operating synergies between the assets acquired and the operations acquired in conjunction with the CPJV Acquisition discussed below.

The financial results of the operations acquired from Sendero are included in our gathering and processing south segment from the date of acquisition. During the year ended December 31, 2022, we recognized approximately $9.6 million of transaction costs related to the Sendero Acquisition, which are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2022, we recognized approximately $261.8 million of revenues and $31.0 million of net income related to the operations acquired from Sendero.

CPJV Acquisition

On July 11, 2022, we acquired First Reserve Management, L.P.’s (First Reserve) 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian) in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units (CPJV Acquisition). Prior to the CPJV Acquisition, we owned a 50% equity interest in Crestwood Permian, which we accounted for under the equity method of accounting and we reflected this equity investment in our gathering and processing south segment. As a result of this transaction, we control and own 100% of the equity interests in Crestwood Permian.

The fair values of the assets acquired and liabilities assumed were determined primarily utilizing market related information and other projections on the performance of the assets acquired, including an analysis of discounted cash flows at a discount rate of approximately 15%. Certain fair values are Level 3 fair value measurements and were developed by management with the assistance of a third-party valuation firm.

The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (in millions). The final valuation primarily resulted in an increase to the fair value of property, plant and equipment of approximately $47 million, an increase to other long-term liabilities of approximately $2 million, and other working capital adjustments, and the elimination of intangible assets and goodwill of approximately $16 million and $29 million, respectively, from the amounts recorded in the initial preliminary purchase price allocation recorded earlier in 2022. The impact of this change to our depreciation, amortization and accretion expense for the year ended December 31, 2022 was not material.

Cash	$149.4
Other current assets(3)	44.0
Property, plant and equipment	500.8
Investment in unconsolidated affiliate	78.6
Other non-current assets	4.9
Total assets acquired	777.7
Current liabilities(3)	75.1
Long-term debt(1)	140.2
Other long-term liabilities(2)	49.7
Total liabilities assumed	265.0
Fair value of 100% of interest in Crestwood Permian	512.7
Less:
Elimination of equity interest in Crestwood Permian(3)	177.7
Gain on acquisition of Crestwood Permian	75.3
Total purchase price(3)	$259.7

(1)    Consists of a revolving credit facility, which was repaid in January 2023. See Note 9 for a further discussion of this credit facility.
(2)    Includes intangible liabilities of approximately $38.9 million which are further described below.
(3)    In conjunction with the CPJV Acquisition, we eliminated approximately $34.0 million of net accounts payable that were due to Crestwood Permian from a subsidiary of CMLP, which are reflected as a $17.0 million reduction of our equity investment in Crestwood Permian and a $17.0 million reduction of the total purchase price in the table above.

The identifiable intangible liabilities primarily consist of revenue contracts with a weighted-average life of eight years. As shown in the table above, the fair value of the assets acquired and liabilities assumed in the CPJV Acquisition exceeded the sum of the cash consideration paid, the fair value of the common units issued and the historical book value of our 50% equity interest in Crestwood Permian (which was derecognized) and, as a result, we recognized a gain of approximately $75.3 million, which is included in gain on acquisition in our consolidated statements of operations.

The consolidated financial results of Crestwood Permian are included in our gathering and processing south segment from the date of acquisition. During the year ended December 31, 2022, we recognized approximately $0.5 million of transaction costs related to the CPJV Acquisition, which are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2022, we recognized approximately $270.0 million of revenues and $14.8 million of net income related to Crestwood Permian’s operations.

The tables below present selected unaudited pro forma information related to the Oasis Merger, Sendero Acquisition and CPJV Acquisition as if these acquisitions had occurred on January 1, 2020 (in millions). The pro forma information is not necessarily indicative of the financial results that would have occurred if the acquisitions had been completed as of the date indicated. The pro forma amounts were calculated after applying our accounting policies and adjusting the results to reflect the depreciation, amortization and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and liabilities had been made at the beginning of the reporting period. The pro forma net income (loss) also includes the net effects of interest expense on incremental borrowings, repayments of long-term debt and amortization of the fair value adjustment to long-term debt.

Crestwood Equity

	Year Ended December 31,
	2022	2021	2020
Revenues	$6,234.9	$5,197.9	$2,688.9
Net income (loss)	$93.4	$21.9	$(116.0)
Net loss attributable to partners	$(7.9)	$(79.3)	$(216.9)
Net loss per limited partner unit:
Basic and Diluted	$(0.07)	$(0.72)	$(1.83)

Crestwood Midstream

	Year Ended December 31,
	2022	2021	2020
Revenues	$6,234.9	$5,197.9	$2,688.9
Net income (loss)	$(31.3)	$15.3	$(124.1)

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

Divestitures

Barnett

In July 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC (EnLink) for approximately $290 million, including working capital adjustments. During the year ended December 31, 2022, Crestwood Midstream recorded a loss on the sale of approximately $53 million, which is included in loss on long-lived assets, net on its consolidated statement of operations. Crestwood Equity’s historical carrying value of the property, plant and equipment related to the Barnett Shale assets was less than the sales proceeds due to historical impairments previously recorded on the property, plant and equipment by Crestwood Equity and as a result, during the year ended December 31, 2022, Crestwood Equity recorded a gain on the sale of approximately $72 million, which is included in (gain) loss on long-lived assets, net on its consolidated statement of operations. The sale of the Barnett assets resulted in a decrease of approximately $346.9 million and $221.9 million of property, plant and equipment, net at CMLP and CEQP, respectively, and a decrease of approximately $18.9 million in liabilities for asset retirement obligations at both CMLP and CEQP. Our assets in the Barnett Shale were previously included in our gathering and processing south segment and included our Cowtown, Lake Arlington and Alliance systems which consisted of natural gas processing units, gathering systems and related dehydration, compression and amine treating facilities located in Texas.

Marcellus

In October 2022, we sold our assets in the Marcellus Shale to Antero Midstream Corporation for approximately $206 million, and during the year ended December 31, 2022, we recorded a loss on long-lived assets of approximately $250 million, which is included in loss on long-lived assets, net on our consolidated statement of operations. The sale of our Marcellus assets resulted in a decrease of approximately $311.7 million of property, plant and equipment, net, $153.8 million of intangible assets, net, $7.0 million of asset retirement obligation liabilities and $5.3 million of other long-term liabilities. Our assets in the Marcellus Shale were previously included in our gathering and processing south segment and consisted of natural gas gathering systems and related compression and dehydration facilities located in West Virginia.

Fayetteville

In October 2020, we sold our gathering systems in the Fayetteville Shale to a third party for approximately $23 million, and during the year ended December 31, 2020, we recognized a loss on the sale of approximately $19.9 million, which is included in loss on long-lived assets, net on our consolidated statement of operations. Our Fayetteville assets were previously included in our gathering and processing south segment and consisted of five natural gas gathering systems and related compression, dehydration and treating facilities located in Arkansas.

Note 4 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	CEQP		CMLP
	December 31,		December 31,
	2022	2021	2022	2021
Gathering systems and pipelines and related assets	$1,616.1	$1,052.5	$1,616.1	$1,195.2
Facilities and equipment	2,893.9	2,200.6	2,893.9	2,385.8
Buildings, land, rights-of-way, storage rights and easements	637.1	391.8	637.1	395.5
Vehicles	22.7	17.0	19.5	14.5
Construction in process	135.0	64.7	135.0	64.7
Finance leases	13.6	12.3	13.6	12.3
Office furniture and fixtures	34.8	32.6	34.8	32.8
	5,353.2	3,771.5	5,350.0	4,100.8
Less: accumulated depreciation	822.8	992.1	822.6	1,193.0
Total property, plant and equipment, net	$4,530.4	$2,779.4	$4,527.4	$2,907.8

Depreciation. CEQP’s depreciation expense totaled $250.8 million, $180.9 million and $174.8 million for the years ended December 31, 2022, 2021 and 2020. CMLP’s depreciation expense totaled $256.5 million, $195.1 million and $188.9 million for the years ended December 31, 2022, 2021 and 2020.

Capitalized Interest. During the years ended December 31, 2022, 2021 and 2020, we capitalized interest of $3.0 million, $0.4 million and $2.7 million related to certain expansion projects.

Intangible Assets
Our intangible assets consisted of the following (in millions):

	December 31,
	2022	2021
Customer relationships(1)	$994.1	$488.7
Revenue contracts(1)	306.0	631.2
Trademarks	6.2	6.2
	1,306.3	1,126.1
Less: accumulated amortization	300.7	393.2
Total intangible assets, net	$1,005.6	$732.9
(1)The change in our intangible assets during the year ended December 31, 2022 primarily relates to our acquisitions and divestitures which are further discussed in Note 3.

The following table summarizes total accumulated amortization of our intangible assets (in millions):

	December 31,
	2022	2021
Customer relationships(1)	$230.2	$183.2
Revenue contracts(1)	64.6	204.6
Trademarks	5.9	5.4
Total accumulated amortization	$300.7	$393.2
(1)The change in our intangible assets’ accumulated amortization during the year ended December 31, 2022 primarily relates to our acquisitions and divestitures which are further discussed in Note 3.

Amortization expense related to our intangible assets for the years ended December 31, 2022, 2021 and 2020, was approximately $78.9 million, $61.4 million and $60.7 million.

Estimated amortization of our intangible assets for the next five years is as follows (in millions):

Year Ending December 31,
2023	$64.0
2024	$60.7
2025	$60.7
2026	$60.7
2027	$60.7

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	December 31,
	2022	2021
CMLP
Accrued expenses	$66.5	$66.2
Accrued property taxes	8.4	4.5
Income tax payable	0.9	0.4
Interest payable	43.2	30.6
Accrued additions to property, plant and equipment	35.6	17.4
Operating leases	10.9	13.2
Finance leases	1.9	1.7
Contract liabilities	11.7	10.7
Asset retirement obligations	0.4	1.4
Total CMLP accrued expenses and other liabilities	$179.5	$146.1
CEQP
Accrued expenses	1.2	0.9
Income tax payable	0.1	0.1
Total CEQP accrued expenses and other liabilities	$180.8	$147.1

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2022	2021
CMLP
Contract liabilities	$212.3	$187.1
Operating leases	17.4	19.4
Asset retirement obligations	36.4	34.8
Intangible liabilities, net(1)	50.0	—
Other	14.2	12.8
Total CMLP other long-term liabilities	$330.3	$254.1
CEQP
Other	3.1	4.6
Total CEQP other long-term liabilities	$333.4	$258.7

(1)Intangible liabilities primarily consist of revenue contracts acquired in conjunction with the Sendero Acquisition and CPJV Acquisition during the year ended December 31, 2022. As of and during the year ended December 31, 2022, accumulated amortization and amortization expenses related to these intangible liabilities was approximately $2.8 million. The estimated amortization of our intangible liabilities for the next 5 years is approximately $6.0 million in each year. See Note 3 for a further discussion of these intangible liabilities.

Note 5 - Asset Retirement Obligations

We have legal obligations to retire certain of our assets associated with our facilities and right-of-way contracts we hold. Where we can reasonably estimate the ARO, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations. We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2022 and 2021.

The following table presents the changes in our net asset retirement obligations (in millions):

	December 31,
	2022	2021
Net asset retirement obligations at January 1	$36.2	$35.1
Liabilities acquired(1)	23.6	—
Liabilities incurred	2.3	—
Liabilities settled	(0.6)	(0.4)
Accretion expense	2.0	1.9
Other(2)	(26.7)	(0.4)
Net asset retirement obligations at December 31(3)	$36.8	$36.2

(1)Relates to obligations associated with acquisitions during 2022 as further discussed in Note 3.
(2)Relates primarily to obligations associated with the divestitures of our Barnett and Marcellus assets during 2022, as further discussed in Note 3.
(3)Includes $0.4 million and $1.4 million of current ARO liabilities at December 31, 2022 and 2021.

Note 6 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss)

We account for each of our investments in unconsolidated affiliates under the equity method of accounting. Our Crestwood Permian Basin LLC (Crestwood Permian Basin) equity investment is included in our gathering and processing south segment. Our Tres Palacios Holdings LLC (Tres Holdings) and Powder River Basin Industrial Complex, LLC (PRBIC) equity investments are included in our storage and logistics segment.

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions, unless otherwise stated):

	Ownership Percentage	Investment		Earnings (Loss) from Unconsolidated Affiliates
	December 31,	December 31,		Year Ended December 31,
	2022	2022	2021	2022	2021	2020
Crestwood Permian Basin LLC(1)	50.00%	$76.5	$—	$2.4	$—	$—
Tres Palacios Holdings LLC(2)	50.01%	39.8	36.2	5.2	9.3	—
Powder River Basin Industrial Complex, LLC(3)	50.01%	3.2	3.5	(0.6)	(0.1)	(4.3)
Crestwood Permian Basin Holdings LLC	—%	—	116.1	8.7	9.6	(1.0)
Stagecoach Gas Services LLC	—%	—	—	—	(139.2)	37.8
Total		$119.5	$155.8	$15.7	$(120.4)	$32.5
(1)As of December 31, 2022, our equity in the underlying net assets of Crestwood Permian Basin was less than our carrying value of our investment balance by approximately $2.3 million. During the year ended December 31, 2022, we recorded amortization of less than $0.1 million related to this basis difference, which we amortize over the life of Crestwood Permian Basin’s property, plant and equipment.
(2)As of December 31, 2022, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $20.2 million. During each of the years ended December 31, 2022, 2021 and 2020, we recorded amortization of approximately $1.3 million related to this excess basis, which we amortize over the life of Tres Palacios’ sublease agreement.
(3)As of December 31, 2022, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. During the year ended December 31, 2020, we recorded a $4.5 million reduction to the equity earnings from our PRBIC equity method investment as a result of recording our proportionate share of a long-lived asset impairment recorded by the equity method investee.

Crestwood Permian Basin Holdings LLC Acquisition

In July 2022, we acquired the remaining 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian) and as a result, we control and own 100% of the equity interests in Crestwood Permian. As a result of this transaction, we eliminated our historical equity investment in Crestwood Permian of approximately $177.7 million as of the acquisition date and began consolidating Crestwood Permian’s operations. Our Crestwood Permian equity investment was previously included in our gathering and processing south segment. Crestwood Permian’s operations includes its 50% equity interest in Crestwood Permian Basin, which owns a natural gas gathering system and related assets. Shell Midstream Partners, L.P., a subsidiary of Royal Dutch Shell plc, owns the remaining 50% equity interest in Crestwood Permian Basin.

Stagecoach Gas Services LLC Divestiture

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

In conjunction with the Initial Closing and Second Closing, we recorded a $155.6 million reduction in our equity earnings from unconsolidated affiliates during the year ended December 31, 2021 related to losses recorded by us and our Stagecoach equity investment associated with the sale, which also eliminated our $51.3 million historical basis difference between our investment balance and the equity in the underlying net assets of Stagecoach Gas. In addition, our earnings from unconsolidated affiliates during the year ended December 31, 2021 were also reduced by our proportionate share of transaction costs of approximately

$3.1 million related to the sale, which were paid by us during 2021 on behalf of Stagecoach Gas. Our Stagecoach Gas equity investment was previously included in our storage and logistics segment.

Tres Holdings Divestiture

On February 20, 2023, we and Brookfield Infrastructure Group entered into an agreement with a third party to sell each of our respective interests in Tres Holdings for net proceeds of approximately $335 million. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions(1)			Contributions(2)
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Crestwood Permian Basin	$4.5	$—	$—	$—	$—	$—
Tres Holdings	8.7	15.5	6.4	7.1	6.9	6.0
PRBIC	—	—	0.4	0.3	—	—
Crestwood Permian	13.6	16.3	11.9	83.5	10.7	3.4
Stagecoach Gas	—	640.9	59.7	—	—	—
Total	$26.8	$672.7	$78.4	$90.9	$17.6	$9.4

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
(2)In January 2023, we made a cash contribution of approximately $5.1 million to our Tres Holdings equity investment.

Note 7 – Risk Management

We are exposed to certain market risks related to our ongoing business operations. These risks include exposure to changing commodity prices. We utilize derivative instruments to manage our exposure to fluctuations in commodity prices, which is discussed below. Additional information related to our derivatives is discussed in Note 2 and Note 8.

Risk Management Activities

We sell NGLs (such as propane, ethane, butane and heating oil), crude oil and natural gas to energy-related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of NGLs, crude oil and natural gas. We periodically enter into offsetting positions to economically hedge against the exposure our customer contracts create. Certain of these contracts and positions are derivative instruments. We do not designate any of our commodity-based derivatives as hedging instruments for accounting purposes. Our commodity-based derivatives are reflected at fair value in our consolidated balance sheets, and changes in the fair value of these derivatives that impact our consolidated statements of operations are reflected in costs of product/services sold. Our commodity-based derivatives that are settled with physical commodities are reflected as an increase to product revenues, and the commodity inventory that is utilized to satisfy those physical obligations is reflected as an increase to product costs in our consolidated statements of operations. Our commodity-based derivatives that are settled financially are also reflected in product costs in our consolidated statements of operations. The following table summarizes the increase (decrease) in our product revenues and product costs, net, in our consolidated statements of operations related to our commodity-based derivatives (in millions):

	Year Ended December 31,
	2022	2021	2020
Product revenues	$548.6	$486.7	$214.3
Product costs, net	$(9.4)	$44.5	$20.7

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	December 31, 2022		December 31, 2021
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	67.2	70.2	71.6	75.8
Natural gas (Bcf)	44.2	48.4	31.9	43.4

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect our monetary exposure to market or credit risks. All contracts subject to price risk had a maturity of 36 months or less; however, 92% of the contracted volumes will be delivered or settled within 12 months.

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities. For a summary of the fair value of our commodity derivative instruments with credit-risk-related contingent features and their associated collateral, see Note 8.

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

Financial Assets and Liabilities

As of December 31, 2022 and 2021, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

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

The following tables set forth by level within the fair value hierarchy, our financial instruments that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021 (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$62.8	$474.3	$—	$537.1	$(452.1)	$(12.2)	$72.8
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$65.4	$474.3	$—	$539.7	$(452.1)	$(12.2)	$75.4

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$65.7	$420.1	$—	$485.8	$(452.1)	$(25.6)	$8.1
Liabilities from price risk management without credit-risk-related contingent features	—	11.9	—	11.9	—	3.9	15.8
Total liabilities at fair value	$65.7	$432.0	$—	$497.7	$(452.1)	$(21.7)	$23.9

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$33.3	$695.6	$—	$728.9	$(607.4)	$(79.4)	$42.1
Other investments(2)	2.2	—	—	2.2	—	—	2.2
Total assets at fair value	$35.5	$695.6	$—	$731.1	$(607.4)	$(79.4)	$44.3

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$26.9	$635.1	$—	$662.0	$(607.4)	$2.8	$57.4
Liabilities from price risk management without credit-risk-related contingent features	—	51.2	—	51.2	—	6.0	57.2
Total liabilities at fair value	$26.9	$686.3	$—	$713.2	$(607.4)	$8.8	$114.6

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of December 31, 2022 and 2021, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates the respective carrying amounts as of December 31, 2022 and 2021, due primarily to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement. See Note 9 for a further discussion of our credit facilities.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$497.6	$486.7	$496.5	$511.9
2027 Senior Notes	$595.3	$556.9	$594.2	$615.0
February 2029 Senior Notes	$692.1	$642.1	$690.8	$727.3
April 2029 Senior Notes(1)	$476.7	$450.0	$—	$—
(1)Represents $450 million of unsecured senior notes assumed in conjunction with the merger with Oasis Midstream discussed in Note 3, and the related net fair value adjustment which is further described in Note 9.

Note 9 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2022	2021
CMLP Credit Facility	$922.3	$282.0
CPBH Credit Facility	206.8	—
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	—
April 2029 Senior Notes fair value adjustment, net	26.7	—
Other	—	0.2
Less: deferred financing costs, net	27.5	29.9
Total debt	3,378.3	2,052.3
Less: current portion	—	0.2
Total long-term debt, less current portion	$3,378.3	$2,052.1

Credit Facilities

CMLP Credit Facility. The CMLP credit agreement provides for a five-year $1.75 billion revolving credit facility (the CMLP Credit Facility), which matures in December 2026 and is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The CMLP Credit Facility allows Crestwood Midstream to increase its available borrowings under the facility by $100 million, subject to lender approval and the satisfaction of certain other conditions, as described in the CMLP Credit Facility. The CMLP Credit Facility also includes a sub-limit of up to $25 million for same-day swing line advances and a sub-limit up to $350 million for letters of credit. In conjunction with the closing of the Oasis Merger in February 2022, the CMLP Credit Facility was refinanced and increased from $1.25 billion to $1.5 billion. In October 2022, we amended the CMLP credit facility to increase the capacity from $1.5 billion to $1.75 billion under the terms of the credit agreement. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara, PRBIC and Tres Holdings and their respective subsidiaries. Crestwood Equity also guarantees Crestwood Midstream’s payment obligations under its $1.75 billion Credit Facility. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as guarantor subsidiaries of Crestwood Midstream’s senior notes and its credit facility.

In December 2021, Crestwood Midstream amended and restated the CMLP Credit Facility and we recognized a loss on extinguishment of debt of approximately $0.8 million for the year ended December 31, 2021 in conjunction with this amendment.

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

Borrowings under the CMLP Credit Facility bear interest at either:

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

Crestwood Midstream is required under its credit agreement to maintain a net debt to consolidated EBITDA ratio (as defined in its credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in its credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.50 to 1.0. At December 31, 2022, the net debt to consolidated EBITDA ratio was approximately 3.96 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.56 to 1.0, and the senior secured leverage ratio was 1.15 to 1.0.

At December 31, 2022, Crestwood Midstream had $819.5 million of available capacity under its credit facility considering the most restrictive covenants in its credit agreement. At December 31, 2022 and 2021, Crestwood Midstream’s outstanding standby letters of credit were $8.2 million and $6.3 million. The interest rates on borrowings under the credit facility were between 6.28% and 8.50% at December 31, 2022 and 1.90% and 4.00% at December 31, 2021. The weighted-average interest rates on outstanding borrowings as of December 31, 2022 and 2021 was 6.40% and 1.91%.

If Crestwood Midstream fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the CMLP Credit Facility could be declared immediately due and payable. The CMLP Credit Facility also has cross default provisions that apply to any of its other material indebtedness.

CPBH Credit Facility. In conjunction with the CPJV Acquisition in July 2022, we assumed a credit agreement entered into by CPB Subsidiary Holdings LLC (CPB Holdings), a wholly-owned subsidiary of Crestwood Permian. The credit agreement allowed for revolving loans, letters of credit and swing line loans of up to $230 million (the CPBH Credit Facility). In January 2023, we repaid and terminated the CPBH Credit Facility.

The CPBH Credit Facility contained various covenants and restrictive provisions that limited Crestwood Permian’s ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) merge, consolidate or amalgamate with another company; and (vi) transfer or dispose of assets.

We recorded interest under the CPBH Credit Facility at either:

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

The interest rates on borrowings under the CPBH Credit Facility were between 7.03% and 9.25% at December 31, 2022. The weighted average interest rate on outstanding borrowings as of December 31, 2022 was 7.37%.

Senior Notes

2025 Senior Notes. The 5.75% Senior Notes due 2025 (the 2025 Senior Notes) mature on April 1, 2025, and interest is payable semi-annually in arrears on April 1 and October 1 of each year.

2027 Senior Notes. The 5.625% Senior Notes due 2027 (the 2027 Senior Notes) mature on May 1, 2027, and interest is payable semi-annually in arrears on May 1 and November 1 of each year.

February 2029 Senior Notes. In January 2021, Crestwood Midstream issued $700 million of 6.00% unsecured senior notes due 2029 (the February 2029 Senior Notes). The February 2029 Senior Notes mature on February 1, 2029, and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The net proceeds from this offering of approximately $691.0 million were used to repay a portion of the 2023 Senior Notes and to repay indebtedness under the 2023 Credit Facility.

April 2029 Senior Notes. In February 2022, in conjunction with the Oasis Merger, we assumed $450 million of 8.00% unsecured senior notes due 2029 (the April 2029 Senior Notes) and we recorded a fair value adjustment of approximately $30.7 million related to the senior notes. During the year ended December 31, 2022, we recorded a reduction of our interest and debt expense of approximately $3.9 million related to the amortization of the fair value adjustment. The April 2029 Senior Notes will mature on April 1, 2029, and interest is payable semi-annually on April 1 and October 1 of each year.

2031 Senior Notes. In January 2023, Crestwood Midstream issued $600 million of 7.375% unsecured senior notes due 2031 (the 2031 Senior Notes). The 2031 Senior Notes mature on February 1, 2031, and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The net proceeds from this offering of approximately $592.5 million were used to repay a portion of amounts outstanding under the CMLP Credit Facility.

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

At December 31, 2022, we were in compliance with our debt covenants and restrictions in each of the credit agreements discussed above.

The CMLP Credit Facility and senior notes are secured by the net assets of its guarantor subsidiaries. Accordingly, such assets are only available to the creditors of Crestwood Midstream. Crestwood Equity had restricted net assets of approximately $1,907.3 million as of December 31, 2022.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt as of December 31, 2022 for the next five years and in total thereafter are as follows (in millions):

2023	$—
2024	—
2025	706.8	(1)
2026	922.3
2027	600.0
Thereafter	1,150.0
Total debt	$3,379.1
(1)Includes amounts outstanding on the CPBH Credit Facility at December 31, 2022, which was repaid in January 2023.

Note 10 – Commitments and Contingencies

Legal Proceedings

Linde Lawsuit. On December 23, 2019, Linde Engineering North America Inc. (Linde) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to us related to the completion of the construction of the Bear Den II cryogenic processing plant. Since the lawsuit was filed, we have paid Linde approximately $22.7 million related to this matter (including approximately $3.2 million paid during the year ended December 31, 2022).

A jury trial concluded on June 17, 2022, and a final judgement was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgement interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. We have insurance coverage related to certain pre-judgement interest awards but have not recorded a receivable related to any potential insurance recovery at December 31, 2022. On January 9, 2023, we paid approximately $21.2 million into the Court Registry under protest to mitigate the impact of post-judgment interest. We filed a Notice of Appeal on January 13, 2023, and we are unable to predict the ultimate outcome on the appeal related to this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2022 and 2021, we had approximately $35.0 million and $16.8 million accrued for outstanding legal matters. Certain of our outstanding legal matters are insurable events under our policies and at December 31, 2022, we recorded insurance receivables of approximately $3.8 million. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

At December 31, 2022 and 2021, our accrual of approximately $0.8 million and $1.0 million was based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations, and any associated fines or penalties. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $0.8 million to $1.1 million at December 31, 2022. We did not record any insurance receivables at December 31, 2021.

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

	CEQP		CMLP
	December 31,		December 31,
	2022	2021	2022	2021
Self-insurance reserves(1)	$5.6	$5.5	$4.8	$4.7

(1)At December 31, 2022, CEQP and CMLP classified approximately $3.2 million and $2.7 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.
Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of December 31, 2022 and 2021, we have no amounts accrued for these indemnifications.

Note 11 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets, net	$24.4	$27.4

Accrued expenses and other liabilities	$10.9	$13.2
Other long-term liabilities	17.4	19.4
Total operating lease liabilities	$28.3	$32.6
Finance leases
Property, plant and equipment	$13.6	$12.3
Less: accumulated depreciation	8.9	9.2
Property, plant and equipment, net	$4.7	$3.1

Accrued expenses and other liabilities	$1.9	$1.7
Other long-term liabilities	2.7	1.2
Total finance lease liabilities	$4.6	$2.9

The following table presents the weighted-average remaining lease term and the weighted-average discount rate associated with our operating and finance leases:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases(1)	5.6	3.9
Finance leases(2)	2.9	2.6
Weighted-average discount rate
Operating leases(3)	6.3%	5.9%
Finance leases(3)	6.2%	5.5%

(1)    Remaining terms vary from one year to 17 years as of December 31, 2022.
(2)    Remaining terms vary from one year to four years as of December 31, 2022.
(3)    As of December 31, 2022 and 2021, we utilized discount rates ranging from 2.2% to 9.2% and 1.5% to 8.3%, respectively, to estimate the discounted cash flows used in estimating our right-of-use assets and lease liabilities, which were primarily based on our credit-adjusted collateralized incremental borrowing rate.

The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the terms of the leases, variable payments, and discount rates. Certain of our operating leases have renewal options to extend the leases from one year to 10 years at the end of each lease term, or terminate the leases at our sole discretion. In addition, certain of our finance leases have options to purchase the leased property by the end of the lease term. We make significant assumptions on the likelihood on whether we will renew our leases or purchase the property at the end of the lease terms in determining the discounted cash flows to measure our right-of-use assets and lease liabilities. The estimation of variable lease payments in determining discounted cash flows, including those with usage-based costs, also requires us to make significant assumptions on the timing and nature of the variability of those payments based on the lease terms.

We recognize operating lease expense and amortize our right-of-use assets for our finance leases on a straight-line basis over the term of the respective leases. We have applied the practical expedient of not separating the lease and non-lease components for our leases where the predominant consideration paid related to the underlying operating and finance lease contracts relate to the lease component. The following table presents the costs and income associated with our operating and finance leases (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating leases
Operating lease expense(1)(2)	$15.8	$20.0	$27.2
Lease income(3)	(3.2)	(3.7)	(1.7)
Total operating lease expense, net	$12.6	$16.3	$25.5
Finance leases
Amortization of right-of-use assets(4)	$3.3	$3.0	$3.5
Interest on lease liabilities(5)	0.2	0.3	0.5
Total finance lease expense	$3.5	$3.3	$4.0

(1)Approximately $9.4 million, $13.4 million and $17.6 million is included in costs of product/services sold, $3.6 million, $3.9 million and $6.7 million is included in operations and maintenance expense and $2.8 million, $2.7 million and $2.9 million is included in general and administrative expense on our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Includes short-term and variable lease costs of approximately $1.6 million, $2.2 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020.
(3)Include lessor and sublease income which is reflected in service revenues on our consolidated statements of operations.
(4)Included in depreciation, amortization and accretion expense on our consolidated statements of operations.
(5)Included in interest and debt expense, net on our consolidated statements of operations.

The following table presents supplemental cash flow information for our operating and finance leases (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for lease liabilities
Operating cash flows from operating leases	$15.2	$19.0	$21.3
Operating cash flows from finance leases	$0.2	$0.3	$0.5
Financing cash flows from finance leases	$32.0	$2.8	$3.1
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2.3	$—	$2.1
Finance leases	$4.0	$1.5	$0.4

Other. During March 2022, we exercised an option to purchase crude oil railcars under certain of our finance leases as a result of our plan to exit our crude oil railcar operations. In April 2022, we sold the crude oil railcars to a third party for proceeds of approximately $24.7 million and recognized a loss on the sale of approximately $4.1 million during the year ended December 31, 2022.

The following table presents the future minimum lease liabilities for our leases as of December 31, 2022 for the next five years and in total thereafter (in millions):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2023	$11.9	$2.1	$14.0
2024	8.4	1.2	9.6
2025	5.6	1.1	6.7
2026	3.6	0.6	4.2
2027	0.7	—	0.7
Thereafter	1.8	—	1.8
Total lease payments	32.0	5.0	37.0
Less: interest	3.7	0.4	4.1
Present value of lease liabilities	$28.3	$4.6	$32.9

Note 12 – Partners’ Capital and Non-Controlling Partner

Preferred Units

Subject to certain conditions, the holders of the preferred units will have the right to convert preferred units into (i) common units on a 10-for-1 basis, or (ii) a number of common units determined pursuant to a conversion ratio set forth in Crestwood Equity’s partnership agreement upon the occurrence of certain events, such as a change in control. The preferred units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each preferred units entitled to one vote for each common unit into which such preferred unit is convertible, except that the preferred units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the preferred units in relation to CEQP’s other securities outstanding.
Common and Subordinated Units

On February 1, 2022, we completed the merger with Oasis Midstream. Pursuant to the merger agreement, Chord (formerly Oasis Petroleum) received cash and approximately 20.9 million newly issued CEQP common units in exchange for its common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the Oasis Midstream common units held by them. For a further discussion of the merger with Oasis Midstream, see Note 3. On September 15, 2022, CEQP acquired 4.6 million CEQP common units from a subsidiary of Chord, for approximately $123.7 million. This transaction resulted in CEQP retiring the common units acquired from Chord.

On July 11, 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units. For a further discussion of the CPJV Acquisition, see Note 3.

In March 2021, CEQP acquired approximately 11.5 million CEQP common units and 0.4 million subordinated units of CEQP from Crestwood Holdings LLC (Crestwood Holdings) for approximately $268 million (the Crestwood Holdings Transaction). CEQP reflected the purchase price as a reduction to its common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the year ended December 31, 2021. This transaction resulted in CEQP retiring the common and subordinated units acquired from Crestwood Holdings. In addition, in conjunction with this transaction, CEQP eliminated approximately $2.4 million of accounts payable to Crestwood Holdings which is reflected as an increase to CEQP’s common unitholders’ partners’ capital in its consolidated statements of partners’ capital during the year ended December 31, 2021. Transaction costs related to this transaction of approximately $7.6 million are reflected as a reduction of CEQP’s common unitholders’ partners’ capital in its consolidated statement of partners’ capital during the year ended December 31, 2021.

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

A summary of CEQP’s limited partner quarterly cash distributions for the years ended December 31, 2022, 2021 and 2020 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
May 6, 2022	May 13, 2022	$0.655	64.2
August 5, 2022	August 12, 2022	$0.655	71.6
November 7, 2022	November 14, 2022	$0.655	68.5
			$265.2
2021
February 5, 2021	February 12, 2021	$0.625	$46.4
May 7, 2021	May 14, 2021	$0.625	39.3
August 6, 2021	August 13, 2021	$0.625	39.3
November 5, 2021	November 12, 2021	$0.625	39.3
			$164.3
2020
February 7, 2020	February 14, 2020	$0.625	$45.3
May 8, 2020	May 15, 2020	$0.625	45.7
August 7, 2020	August 14, 2020	$0.625	45.7
November 6, 2020	November 13, 2020	$0.625	46.0
			$182.7

On February 14, 2023, we paid a distribution of $0.655 per limited partner unit to unitholders of record on February 7, 2023 with respect to the fourth quarter of 2022.

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

During each of the years ended December 31, 2022, 2021 and 2020, we paid cash distributions to our preferred unitholders of approximately $60.1 million. On February 14, 2023, we made a cash distribution of approximately $15.0 million to our preferred unitholders with respect to the fourth quarter of 2022.

Crestwood Midstream

In accordance with the partnership agreement, Crestwood Midstream’s general partner may, from time to time, cause Crestwood Midstream to make cash distributions at the sole discretion of the general partner. During the years ended December 31, 2022, 2021 and 2020, Crestwood Midstream paid cash distributions of $622.2 million, $509.7 million and $242.6 million, which represented net amounts due to Crestwood Midstream related to cash advances to CEQP for its general corporate activities.

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

On July 11, 2022, Crestwood Midstream received a non-cash contribution of approximately $127.3 million from Crestwood Equity related to the acquisition of an additional 50% equity interest in Crestwood Permian. In addition, on July 11, 2022, Crestwood Equity contributed cash acquired in conjunction with this acquisition of approximately $149.4 million to Crestwood Midstream.

For a further discussion of these acquisitions, see Note 3.

Non-Controlling Partner

Crestwood Niobrara issued $175 million of Series A-2 Preferred Units and $235 million of Series A-3 Preferred Units (collectively defined as the Crestwood Niobrara Preferred Units) to CN Jackalope Holdings LLC (Jackalope Holdings) in conjunction with its equity interest in Jackalope Gas Gathering Services L.L.C. (Jackalope). In connection with the issuance of the Series A-3 Preferred Units, we entered into a Third Amended and Restated Limited Liability Company Agreement (Crestwood Niobrara Amended Agreement) with Jackalope Holdings, pursuant to which we serve as managing member of Crestwood Niobrara. The Crestwood Niobrara Amended Agreement modified certain provisions under the previous limited liability company agreement related to the conversion and redemption of the Series A-2 Preferred Units, as follows:

•The Crestwood Niobrara Preferred Units are convertible by the preferred interest holder starting on January 1, 2021 into Crestwood Niobrara common units. The preferred interest holder has the option to contribute additional capital to Crestwood Niobrara to increase their common ownership percentage in Crestwood Niobrara to 50% upon the conversion.

•The Crestwood Niobrara Preferred Units are redeemable by the preferred interest holder starting in January 2024 for an amount equal to the Liquidation Preference (as defined in the Crestwood Niobrara Amended Agreement). If redemption is elected by the preferred interest holder, we have the option to elect to give consideration equal to the Liquidation Preference in either (i) unregistered CEQP common units (subject to a Registration Rights Agreement) with a total value of up to $100 million and/or cash; or (ii) proceeds from a full liquidation of Crestwood Niobrara’s assets and unregistered CEQP common units (subject to a Registration Rights Agreement).

•The Crestwood Niobrara Preferred Units are redeemable by us starting on January 1, 2023 for either (i) unregistered CEQP common units (subject to a Registration Rights Agreement) with a total value of up to $100 million and/or cash; or (ii) proceeds from a full liquidation of Crestwood Niobrara’s assets and registered CEQP common units (subject to a Registration Rights Agreement).

As a result of the modification of the conversion and redemption provisions of the Crestwood Niobrara Preferred Units, we continue to consolidate Crestwood Niobrara and have reflected the preferred interests as a non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets at December 31, 2022 and 2021. We adjust the carrying amount of the non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

The following table shows the change in the interest of our non-controlling partner in subsidiary during the years ended December 31, 2022, 2021 and 2020 (in millions):

Balance at December 31, 2019	$426.2
Contributions from non-controlling partner	2.8
Distributions to non-controlling partner	(37.1)
Net income attributable to non-controlling partner	40.8
Balance at December 31, 2020	432.7
Contributions from non-controlling partner	1.0
Distributions to non-controlling partner	(40.2)
Net income attributable to non-controlling partner	41.1
Balance at December 31, 2021	434.6
Distributions to non-controlling partner	(41.4)
Net income attributable to non-controlling partner	41.2
Balance at December 31, 2022	$434.4

Crestwood Niobrara is required to make quarterly cash distributions on its preferred interests within 30 days after the end of each quarter. In January 2023, Crestwood Niobrara paid a cash distribution of $10.3 million to Jackalope Holdings with respect to the fourth quarter of 2022.

Note 13 - Equity Plans

Long-term incentive awards are granted under the Crestwood LTIP in order to align the economic interests of key employees and directors with those of CEQP’s common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist of grants of restricted, phantom and performance units which vest based upon continued service.

As of December 31, 2022 and 2021, we had total unamortized compensation expense of approximately $29.5 million and $33.2 million related to restricted, phantom, and performance units, which will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. We recognized compensation expense of approximately $37.2 million, $39.5 million and $35.1 million under the Crestwood LTIP during the years ended December 31, 2022, 2021 and 2020, which is included in general and administrative expenses on our consolidated statements of operations. During the years ended December 31, 2022 and 2021, compensation expense includes approximately $1.8 million and $4.4 million related to equity awards under the Crestwood LTIP that was included in accrued expenses and other liabilities on our consolidated balance sheets. As of February 17, 2023, we had 1,516,305 units available for issuance under the Crestwood LTIP.

Restricted Units. The Crestwood LTIP permits grants of restricted units that are designed to provide an incentive for continuous employment to certain key employees. Restricted units vest over a three-year period following the grant date or, if earlier, upon change of control of Crestwood Equity’s general partner or due to death or disability of the employee.

Performance and Phantom Units. The Crestwood LTIP permits grants of performance and phantom units that are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance and phantom units are subject to the attainment of certain performance and market goals over a three-year period and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. The number of units issued are based on a performance multiplier ranging between 50% and 200%, determined based on the actual performance in the third year of the performance period compared to pre-established performance goals. The performance goals are based on achieving a specified level of distributable cash flow per unit, Adjusted EBITDA and three-year relative total shareholder return, and for certain awards, return on invested capital. In February 2022 and February 2020, our performance and phantom units vested at 196.8% and 196.0% of the targeted performance goals. We had no performance units vest during the year ended December 31, 2021.

The following table summarizes information regarding restricted, phantom and performance unit activity during the years ended December 31, 2022, 2021 and 2020.

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2020	2,355,949	$28.94
Granted - restricted units	1,569,451	$25.42
Granted - performance and phantom units	733,400	$28.46
Vested - restricted units	(906,275)	$28.75
Vested - performance and phantom units	(848,424)	$29.84
Forfeited - restricted units	(149,001)	$28.24
Forfeited - performance and phantom units	(31,244)	$27.60
Unvested - December 31, 2020	2,723,856	$26.62
Granted - restricted units	1,399,781	$20.51
Granted - performance and phantom units	77,081	$25.09
Vested - restricted units	(1,148,928)	$27.65
Vested - phantom units	(2,117)	$26.63
Forfeited - restricted units	(48,565)	$21.67
Unvested - December 31, 2021	3,001,108	$23.42
Granted - restricted units	1,167,597	$27.86
Granted - performance and phantom units	538,627	$18.58
Vested - restricted units	(1,019,011)	$25.04
Vested - performance and phantom units	(554,525)	$23.47
Forfeited - restricted units	(31,539)	$25.53
Unvested - December 31, 2022	3,102,257	$23.69

Under the Crestwood LTIP, participants who have been granted restricted units and/or performance units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the years ended December 31, 2022, 2021, and 2020, we withheld 562,317, 423,330 and 581,608 common units to satisfy employee tax withholding obligations for the restricted and performance units.

Employee Unit Purchase Plan

In August 2018, the board of directors of our general partner approved an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees’ eligible compensation, not to exceed $25,000 for any calendar year. Under the plan, we anticipate purchasing our common units on the open market for the benefit of participating employees based on their payroll deductions. In addition, we may match up to 10% of participating employees’ payroll deductions to purchase additional Crestwood common units for participating employees. The board of directors of our general partner authorized 1,500,000 common units (subject to adjustment as provided in the employee unit purchase plan) to be available for purchase. During the years ended December 31, 2022, 2021 and 2020, 9,934, 9,932 and 29,784 common units were purchased under the plan.

Note 14 - Earnings Per Limited Partner Unit

We calculate the dilutive effect of the preferred units and Crestwood Niobrara preferred units using the if-converted method which assumes units are converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The dilutive effect of the unit-based compensation performance units is calculated using the treasury stock method which considers the impact to net income or loss attributable to Crestwood Equity Partners and limited partner units from the potential issuance of limited partner units. Prior to the Crestwood Holdings transactions in March 2021, we calculated basic net income per limited partner unit using the two-class method. Our income (loss) was allocated to our common units and other participating securities (i.e., subordinated units) based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in income (loss) or excess distributions over income (loss).

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Preferred units(1)	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	4.1	4.2	5.7
Unit-based compensation performance units(2)	0.2	0.2	0.1
Subordinated units(3)	—	0.1	0.4

(1)See Note 12 for additional information regarding the potential conversion of our preferred units and Crestwood Niobrara’s preferred units to common units.
(2)For a description of our unit-based compensation performance units, see Note 13.
(3)In March 2021, CEQP retired the subordinated units. For additional information regarding the retirement of the subordinated units, see Note 12.

Note 15 - Employee Benefit Plan

A 401(k) plan is available to all of our employees after meeting certain requirements. The plan permits employees to make contributions of up to 90% of their salary, subject to statutory limits, which was $20,500 in 2022, $19,500 in 2021 and $19,500 in 2020. We match 100% of participants’ basic contributions up to 6% of eligible compensation. Employees may participate in the plan immediately and certain employees are not eligible for matching contributions until after a 90-day waiting period. During the years ended December 31, 2022, 2021 and 2020, aggregate matching contributions made by us were $4.3 million, $4.0 million and $4.2 million.

Note 16 – Segments

Our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations (includes our Arrow, Jackalope and Oasis Midstream Williston operations); (ii) gathering and processing south operations (includes our Crestwood Permian, Sendero and Oasis Midstream Delaware operations and our Crestwood Permian Basin LLC equity method investment); and (iii) storage and logistics operations (includes our crude oil, NGL and natural gas storage and logistics operations, and our Tres Holdings and PRBIC equity method investments). During 2022, we completed a number of strategic transactions, including the Oasis Merger, the Sendero Acquisition and the CPJV Acquisition. In addition, during 2022, we sold our Barnett and Marcellus assets, which were previously included in our gathering and processing south segment. For a further discussion of these acquisitions and divestitures and the impact to our segments, see Note 3.

Below is a description of our operating and reporting segments.

•Gathering and Processing North. Our gathering and processing north operations provide natural gas gathering, compression, treating and processing services, crude oil gathering and storage services and produced water gathering and disposal services to producers in the Williston Basin and Powder River Basin.

•Gathering and Processing South. Our gathering and processing south operations provide natural gas gathering, compression, treating and processing services, crude oil gathering services and produced water gathering and disposal services to producers in the Delaware Basin.

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

Below is a reconciliation of CEQP’s and CMLP’s net income (loss) to EBITDA (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Net income (loss)	$72.5	$(37.4)	$(15.3)	$(52.2)	$(44.0)	$(23.4)
Add:
Interest and debt expense, net	177.4	132.1	133.6	177.4	132.1	133.6
(Gain) loss on modification/extinguishment of debt	—	7.5	(0.1)	—	7.5	(0.1)
Provision (benefit) for income taxes	1.9	0.2	0.4	1.7	0.1	(0.1)
Depreciation, amortization and accretion	328.9	244.2	237.4	334.6	258.4	251.5
EBITDA	$580.7	$346.6	$356.0	$461.5	$354.1	$361.5

The following tables summarize CEQP’s and CMLP’s reportable segment data for the years ended December 31, 2022, 2021 and 2020 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in Note 2. Included in earnings (loss) from unconsolidated affiliates, net reflected in the tables below was approximately $14.3 million, $187.4 million and $42.9 million of our proportionate share of interest expense, depreciation and amortization expense, goodwill impairments and gains (losses) on long-lived assets, net recorded by our equity investments for the years ended December 31, 2022, 2021 and 2020, respectively.

Segment EBITDA Information

	Year Ended December 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$1,010.7	$381.4	$4,608.6	$—	$6,000.7
Intersegment revenues	527.2	207.5	(734.7)	—	—
Costs of product/services sold	848.6	399.5	3,749.0	—	4,997.1
Operations and maintenance expense	105.3	43.0	47.8	—	196.1
General and administrative expense	—	—	—	124.4	124.4
Gain (loss) on long-lived assets, net	—	(308.9)	(4.1)	0.3	(312.7)
Gain on acquisition	—	75.3	—	—	75.3
Earnings from unconsolidated affiliates, net	—	11.1	4.6	—	15.7
Other income	—	—	—	0.1	0.1
Crestwood Midstream EBITDA	$584.0	$(76.1)	$77.6	$(124.0)	$461.5
Crestwood Equity
General and administrative expense	—	—	—	6.0	6.0
Gain on long-lived assets, net(1)	—	125.0	—	—	125.0
Other income	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$584.0	$48.9	$77.6	$(129.8)	$580.7
(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP related to the sale of assets in the Barnett Shale and the gain on long-lived assets of approximately $72 million recorded by CEQP related to this sale. For a further discussion of this transaction, see Note 3.

	Year Ended December 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$574.7	$105.9	$3,888.4	$—	$4,569.0
Intersegment revenues	459.3	—	(459.3)	—	—
Costs of product/services sold	553.2	0.9	3,289.8	—	3,843.9
Operations and maintenance expense	51.1	22.9	47.0	—	121.0
General and administrative expense	—	—	—	90.2	90.2
Gain (loss) on long-lived assets, net	0.4	(40.6)	0.7	0.1	(39.4)
Earnings (loss) from unconsolidated affiliates, net	—	9.6	(130.0)	—	(120.4)
Crestwood Midstream EBITDA	$430.1	$51.1	$(37.0)	$(90.1)	$354.1
Crestwood Equity
General and administrative expense	—	—	—	7.4	7.4
Loss on long-lived assets, net	—	—	—	(0.2)	(0.2)
Other income	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$430.1	$51.1	$(37.0)	$(97.6)	$346.6

	Year Ended December 31, 2020
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$510.4	$121.0	$1,622.9	$—	$2,254.3
Intersegment revenues	160.5	(0.7)	(159.8)	—	—
Costs of product/services sold	261.0	0.5	1,339.0	—	1,600.5
Operations and maintenance expense	55.7	29.2	46.9	—	131.8
General and administrative expense	—	—	—	86.7	86.7
Gain (loss) on long-lived assets, net	(3.8)	(20.0)	(2.4)	0.2	(26.0)
Goodwill impairment	(80.3)	—	—	—	(80.3)
Earnings (loss) from unconsolidated affiliates, net	—	(1.0)	33.5	—	32.5
Crestwood Midstream EBITDA	$270.1	$69.6	$108.3	$(86.5)	$361.5
Crestwood Equity
General and administrative expense	—	—	—	4.8	4.8
Other expense	—	—	—	(0.7)	(0.7)
Crestwood Equity EBITDA	$270.1	$69.6	$108.3	$(92.0)	$356.0

Other Segment Information

	CEQP		CMLP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Total Assets
Gathering and Processing North	$4,003.6	$2,408.0	$4,003.6	$2,408.0
Gathering and Processing South	1,473.0	886.5	1,473.0	1,017.4
Storage and Logistics	1,057.6	1,125.1	1,057.6	1,125.1
Corporate	32.8	26.1	27.2	20.7
Total assets	$6,567.0	$4,445.7	$6,561.4	$4,571.2

	Year Ended December 31,
	2022	2021	2020
Purchases of property, plant and equipment
Crestwood Midstream
Gathering and Processing North	$129.7	$66.1	$156.5
Gathering and Processing South	84.0	7.9	3.2
Storage and Logistics	11.3	6.6	7.5
Corporate	3.6	0.7	1.1
Total Crestwood Midstream purchases of property, plant and equipment	$228.6	$81.3	$168.3
Crestwood Equity
Corporate	0.7	1.9	—
Total Crestwood Equity purchases of property, plant and equipment	$229.3	$83.2	$168.3

Major Customers

No customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2022, 2021 and 2020 at CEQP or CMLP.

Note 17 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $368.2 million and $331.0 million at December 31, 2022 and 2021, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 14 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	December 31,
	2022	2021
Contract assets (non-current)(1)	$5.4	$1.3
Contract liabilities (current)(2)	$11.7	$10.7
Contract liabilities (non-current)(2)	$212.3	$187.1

(1)Includes approximately $4.9 million acquired in conjunction with the CPJV Acquisition.
(2)During the year ended December 31, 2022, we recognized revenues of approximately $15.6 million that were previously included in contract liabilities at December 31, 2021. The remaining change in our contract liabilities during the year ended December 31, 2022 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of December 31, 2022 (in millions):

2023	$62.6
2024	42.4
2025	2.2
2026	0.5
2027	0.5
Thereafter	0.7
Total	$108.9

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the years ended December 31, 2022, 2021 and 2020 (in millions). In addition, the revenues from contracts with customers are presented in the three operating and reporting segments that are further discussed in Note 16 for all periods presented. We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represent revenues related to our commodity-based derivatives.

	Year Ended December 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$124.9	$63.0	$—	$—	$187.9
Crude oil	57.7	6.5	—	—	64.2
Water	159.1	22.6	—	—	181.7
Processing
Natural gas	73.8	11.9	—	—	85.7
Compression
Natural gas	—	12.2	—	—	12.2
Storage
Crude oil	2.4	—	0.3	(0.3)	2.4
NGLs	—	—	8.9	—	8.9
Pipeline
Crude oil	5.8	0.7	1.9	(0.1)	8.3
NGLs	—	11.5	0.3	(5.1)	6.7
Transportation
NGLs	—	—	22.6	—	22.6
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	338.7	220.8	652.9	(455.9)	756.5
Crude oil	493.9	0.3	1,475.0	(50.4)	1,918.8
NGLs	271.1	239.4	1,895.2	(222.2)	2,183.5
Water	7.2	—	—	—	7.2
Other	1.9	—	0.7	(0.7)	1.9
Total Topic 606 revenues	1,536.5	588.9	4,058.2	(734.7)	5,448.9
Non-Topic 606 revenues	1.4	—	550.4	—	551.8
Total revenues	$1,537.9	$588.9	$4,608.6	$(734.7)	$6,000.7

	Year Ended December 31, 2021
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$56.3	$83.2	$—	$—	$139.5
Crude oil	73.1	—	—	—	73.1
Water	94.0	—	—	—	94.0
Processing
Natural gas	24.4	5.0	—	—	29.4
Compression
Natural gas	—	17.1	—	—	17.1
Storage
Crude oil	0.3	—	0.5	(0.3)	0.5
NGLs	—	—	11.5	—	11.5
Pipeline
Crude oil	2.7	—	2.6	(0.1)	5.2
NGLs	—	—	0.2	—	0.2
Transportation
NGLs	—	—	17.3	—	17.3
Rail Loading
Crude oil	—	—	4.6	—	4.6
Product Sales
Natural gas	171.4	0.6	326.2	(171.1)	327.1
Crude oil	401.5	—	1,237.7	(82.6)	1,556.6
NGLs	209.4	—	1,796.6	(205.2)	1,800.8
Other	—	—	1.7	—	1.7
Total Topic 606 revenues	1,033.1	105.9	3,398.9	(459.3)	4,078.6
Non-Topic 606 revenues	0.9	—	489.5	—	490.4
Total revenues	$1,034.0	$105.9	$3,888.4	$(459.3)	$4,569.0

	Year Ended December 31, 2020
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$53.4	$87.2	$—	$—	$140.6
Crude oil	95.3	—	—	—	95.3
Water	92.6	—	—	—	92.6
Processing
Natural gas	22.4	9.5	—	—	31.9
Compression
Natural gas	—	23.9	—	—	23.9
Storage
Crude oil	1.1	—	1.9	(0.3)	2.7
NGLs	—	—	13.1	—	13.1
Pipeline
Crude oil	6.2	—	4.1	(0.1)	10.2
NGLs	—	—	0.3	—	0.3
Transportation
Crude oil	—	—	1.9	—	1.9
NGLs	—	—	10.9	—	10.9
Rail Loading
Crude oil	—	—	7.4	—	7.4
Product Sales
Natural gas	53.7	(0.3)	90.9	(52.8)	91.5
Crude oil	292.2	—	660.7	(53.0)	899.9
NGLs	54.0	—	614.2	(53.6)	614.6
Other	—	—	1.5	—	1.5
Total Topic 606 revenues	670.9	120.3	1,406.9	(159.8)	2,038.3
Non-Topic 606 revenues	—	—	216.0	—	216.0
Total revenues	$670.9	$120.3	$1,622.9	$(159.8)	$2,254.3

Note 18 - Income Taxes

The (provision) benefit for income taxes consisted of the following (in millions):

	CEQP			CMLP
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Current:
Federal	$(0.4)	$(0.4)	$(0.2)	$—	$—	$0.1
State	(0.8)	(0.2)	(0.1)	(0.7)	(0.1)	—
Total current	(1.2)	(0.6)	(0.3)	(0.7)	(0.1)	0.1
Deferred:
Federal	0.3	0.3	(0.1)	—	—	—
State	(1.0)	0.1	—	(1.0)	—	—
Total deferred	(0.7)	0.4	(0.1)	(1.0)	—	—
(Provision) benefit for income taxes	$(1.9)	$(0.2)	$(0.4)	$(1.7)	$(0.1)	$0.1

The effective rate differs from the statutory rate for the years ended December 31, 2022, 2021 and 2020, primarily due to the partnerships not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes related to the operations of CEQP’s wholly-owned taxable subsidiaries, IPCH Acquisition Corp. and Crestwood Gas Services GP LLC, and the impact of Texas Margin tax on our operations, and reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred income taxes are as follows (in millions).

	CEQP		CMLP
	December 31,		December 31,
	2022	2021	2022	2021
Total deferred tax asset(1)	$0.1	$0.2	$—	$—
Total deferred tax liability(1)	(3.6)	(2.5)	(2.3)	(0.8)
Net deferred tax liability	$(3.5)	$(2.3)	$(2.3)	$(0.8)
(1)Relates to the basis difference in the stock of a company.

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Such tax positions, if any, would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our results of operations for the years ended December 31, 2022, 2021 and 2020 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation of uncertain tax positions are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

As discussed above, in conjunction with our acquisition of First Reserve’s 50% equity interest in Crestwood Permian, we issued 11.3 million newly issued CEQP common units to First Reserve and as a result, First Reserve is considered a related party of CEQP and CMLP. During the year ended December 31, 2022 we paid approximately $0.8 million of capital expenditures to Applied Consultants, Inc., an affiliate of First Reserve.

On February 1, 2022, we completed the merger with Oasis Midstream. Pursuant to the merger agreement, Chord received approximately 20.9 million newly issued CEQP common units in exchange for its common units held in Oasis Midstream and as a result was considered a related party. In September 2022, we acquired 4.6 million CEQP common units from a subsidiary of Chord and as a result of this transaction and other transactions Chord executed with third parties related to its ownership of CEQP common units, Chord is no longer considered a related party of CEQP and CMLP.

Prior to August 2021, Crestwood Holdings indirectly owned our general partner and the affiliates of Crestwood Holdings and its owners were considered CEQP’s and CMLP’s related parties. With the completion of the Crestwood Holdings Transactions in August 2021, Crestwood Holdings and its affiliates are no longer considered related parties of CEQP and CMLP. During the years ended December 31, 2021 and 2020 and we paid approximately $0.6 million, and $3.5 million of capital expenditures to Applied Consultants, Inc., an affiliate of Crestwood Holdings. In addition, during the years ended December 31, 2021 and 2020, Crestwood Holdings allocated a $4.6 million and $4.4 million reduction of unit-based compensation charges to CEQP and CMLP. Also, CEQP allocated approximately $0.2 million and $2.1 million of its general and administrative costs to Crestwood Holdings during the years ended December 31, 2021 and 2020.

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

Crestwood Permian Basin Operating Agreement. Crestwood Midstream Operations entered into an operating agreement with Crestwood Permian Basin, pursuant to which we provide operating services for Crestwood Permian Basin’s facilities, as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Crestwood Permian Basin reimburses us for all costs incurred on its behalf. These reimbursements are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

Crestwood Permian Operating Agreement. Prior to the acquisition of the remaining interest in Crestwood Permian as further discussed in Note 3, Crestwood Midstream Operations, LLC (Crestwood Midstream Operations) entered into an operating agreement with Crestwood Permian, pursuant to which we provided operating services for Crestwood Permian’s facilities, as well as certain administrative and other general services identified in the agreement. Under the operating agreement, Crestwood Permian reimbursed us for all costs incurred on its behalf. These reimbursements are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

Stagecoach Gas Management Agreement. Prior to the sale of our equity interest in Stagecoach Gas as further discussed in Note 6, Crestwood Midstream Operations, our wholly-owned subsidiary, provided management and operating services to Stagecoach Gas under a management agreement pursuant to which we operated and maintained Stagecoach Gas’s facilities. Reimbursements received from Stagecoach Gas under this agreement were reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations for the years December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues at CEQP and CMLP(1)	$371.9	$27.2	$27.8
Costs of product/services sold at CEQP and CMLP(2)	$240.9	$136.8	$21.0
Operations and maintenance expenses at CEQP and CMLP charged to our unconsolidated affiliates(3)	$14.7	$22.2	$21.8
General and administrative expenses charged by CEQP to CMLP, net(4)	$32.8	$35.5	$31.1
General and administrative expenses at CEQP and CMLP(5)	$1.3	$—	$—

(1)Includes (i) $218.7 million during the year ended December 31, 2022 related to the sale of crude oil and NGLs to a subsidiary of Chord; (ii) $147.7 million during the year ended December 31, 2022 primarily related to gathering and processing services under agreements with a subsidiary of Chord; (iii) $3.9 million, $26.2 million and $27.8 million during the years ended December 31, 2022, 2021 and 2020 related to the sale of NGLs to a subsidiary of Crestwood Permian; (iv) $1.3 million and $1.0 million during the years ended December 31, 2022 and 2021 related to compressor leases with a subsidiary of Crestwood Permian; and (v) $0.3 million during the year ended December 31, 2022 related to gathering and processing services under agreements with Lucero Energy Corp, an affiliate of First Reserve.
(2)Includes (i) $114.1 million during the year ended December 31, 2022 primarily related to purchases of NGLs from a subsidiary of Chord; (ii) $116.8 million, $110.7 million and $20.0 million during the years ended December 31, 2022, 2021 and 2020 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian; (iii) $2.0 million, $11.6 million and $0.6 million during the years ended December 31, 2022, 2021 and 2020 related to purchases of natural gas from a subsidiary of Tres Holdings; (iii) $0.3 million related to gathering services under agreements with Crestwood Permian Basin during the year ended December 31, 2022; (iv) $5.6 million, $14.5 million and $0.4 million during the years ended December 31, 2022, 2021 and 2020 related to purchases of NGLs from Ascent Resources - Utica, LLC (Ascent), an affiliate of First Reserve and Crestwood Holdings; and (v) $2.1 million during the year ended December 31, 2022 related to purchases of NGLs from Lucero Energy Corp, an affiliate of First Reserve.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements described above. During the year ended December 31, 2022, we charged $4.9 million to Tres Holdings, $2.0 million to Crestwood Permian Basin and $7.8 million to Crestwood Permian under these agreements. During the year ended December 31, 2021, we charged $3.4 million to Stagecoach Gas, $4.9 million to Tres Holdings and $13.9 million to Crestwood Permian under these agreements. During the year ended December 31, 2020, we charged $6.6 million to Stagecoach Gas, $4.1 million to Tres Holdings and $11.1 million to Crestwood Permian under these agreements.
(4)Includes $37.2 million, $39.5 million and $35.1 million of unit-based compensation charges allocated from CEQP to CMLP during the years ended December 31, 2022, 2021 and 2020. In addition, includes $4.4 million, $4.0 million and $4.0 million of CMLP’s general and administrative costs allocated to CEQP during the years ended December 31, 2022, 2021 and 2020.
(5)Represents general and administrative expenses related to a transition services agreement with a subsidiary of Chord.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Accounts receivable at CEQP and CMLP	$1.6	$8.2
Accounts payable at CEQP and CMLP	$3.0	$12.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP

By Crestwood Equity GP, LLC
(its general partner)

CRESTWOOD MIDSTREAM PARTNERS LP

By Crestwood Midstream GP LLC
(its general partner)

Dated:	February 24, 2023	By	/s/ ROBERT G. PHILLIPS
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

Date	Signature and Title
February 24, 2023	/s/ ROBERT G. PHILLIPS Robert G. Phillips, Founder, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

February 24, 2023	/s/ JOHN BLACK John Black, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2023	/s/ STEVEN M. DOUGHERTY Steven M. Dougherty, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 24, 2023	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

February 24, 2023	/s/ JANEEN S. JUDAH Janeen S. Judah, Director

February 24, 2023	/s/ DAVID LUMPKINS David Lumpkins, Director

February 24, 2023	/s/ ANGELA A. MINAS Angela A. Minas, Director

February 24, 2023	/s/ GARY D. REAVES Gary D. Reaves, Director

February 24, 2023	/s/ JOHN J. SHERMAN John J. Sherman, Director

February 24, 2023	/s/ FRANCES M. VALLEJO Frances M. Vallejo, Director

February 24, 2023	/s/ CLAY C. WILLIAMS Clay C. Williams, Director

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Balance Sheets
(in millions)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$0.2	$0.2
Prepaid expenses and other current assets	—	0.4
Total current assets	0.2	0.6

Property, plant and equipment, net	3.0	2.5
Investments in subsidiaries	1,906.2	1,100.1
Other assets	2.2	2.1
Total assets	$1,911.6	$1,105.3

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$0.1	$0.1
Accrued expenses	1.2	1.0
Total current liabilities	1.3	1.1

Other long-term liabilities	3.1	4.6

Total partners’ capital	1,907.2	1,099.6
Total liabilities and partners’ capital	$1,911.6	$1,105.3

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Income
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues	$—	$—	$—
Expenses	6.2	7.7	4.9
Operating loss	(6.2)	(7.7)	(4.9)
Equity in net income (loss) of subsidiaries	37.3	(70.9)	(50.5)
Other income (expense), net	0.2	0.1	(0.7)
Net income (loss) attributable to Crestwood Equity Partners LP	$31.3	$(78.5)	$(56.1)

See accompanying notes.

Schedule I

Crestwood Equity Partners LP
Parent Only
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities	$67.8	$(5.5)	$(9.4)

Cash flows from investing activities	455.6	507.8	242.6

Cash flows from financing activities:
Payments for Crestwood Holdings Transactions	—	(275.6)	—
Purchase of common units	(123.7)	—	—
Distributions paid to partners	(325.3)	(224.4)	(242.8)
Change in intercompany balances	(74.4)	(2.3)	9.6
Net cash used in financing activities	(523.4)	(502.3)	(233.2)

Net change in cash	—	—	—
Cash at beginning of period	0.2	0.2	0.2
Cash at end of period	$0.2	$0.2	$0.2

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

Note 2. Distributions

During the years ended December 31, 2022, 2021 and 2020, we received cash distributions from Crestwood Midstream Partners LP of approximately $622.2 million, $509.7 million and $242.6 million.

Schedule II

Crestwood Equity Partners LP
Crestwood Midstream Partners LP
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other additions		Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2022	$0.6	$(0.1)	$—		$—	$0.5
2021	$0.9	$0.6	$—		$(0.9)	$0.6
2020	$0.3	$0.5	$0.7	(1)	$(0.6)	$0.9

(1)Amount represents the cumulative effect of adopting the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.