Form 10-Q
period 2023-03-31
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2023-05-04
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 28, 2023).

Crestwood Equity Partners LP	105,259,769
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$8.6	$7.5
Accounts receivable, less allowance for doubtful accounts of $0.4 and $0.5 at March 31, 2023 and December 31, 2022	347.7	432.2
Inventory	100.5	122.6
Assets from price risk management activities	31.4	72.8
Prepaid expenses and other current assets	15.5	18.7
Total current assets	503.7	653.8
Property, plant and equipment	5,402.6	5,353.2
Less: accumulated depreciation	887.3	822.8
Property, plant and equipment, net	4,515.3	4,530.4
Intangible assets	1,306.3	1,306.3
Less: accumulated amortization	317.7	300.7
Intangible assets, net	988.6	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	24.4	24.4
Investments in unconsolidated affiliates	124.3	119.5
Other non-current assets	10.0	10.3
Total assets	$6,389.3	$6,567.0
Liabilities and capital
Current liabilities:
Accounts payable	$277.7	$305.5
Accrued expenses and other liabilities	167.9	180.8
Liabilities from price risk management activities	13.2	23.9
Total current liabilities	458.8	510.2
Long-term debt, less current portion	3,314.5	3,378.3
Other long-term liabilities	325.0	333.4
Deferred income taxes	3.4	3.5
Total liabilities	4,101.7	4,225.4
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.3	434.4
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (105,286,780 and 104,646,374 common units issued and outstanding at March 31, 2023 and December 31, 2022)	1,241.3	1,295.2
Preferred units (71,257,445 units issued and outstanding at both March 31, 2023 and December 31, 2022)	612.0	612.0
Total partners’ capital	1,853.3	1,907.2
Total liabilities and capital	$6,389.3	$6,567.0
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product revenues	$1,122.3	$1,390.5
Product revenues - related party (Note 15)	—	60.6
Service revenues	140.8	95.6
Service revenues - related party (Note 15)	—	37.1
Total revenues	1,263.1	1,583.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	991.0	1,290.8
Product costs - related party (Note 15)	0.4	68.5
Service costs	6.0	5.1
Total costs of products/services sold	997.4	1,364.4

Operating expenses and other:
Operations and maintenance	56.6	42.4
General and administrative	31.6	43.4
Depreciation, amortization and accretion	81.4	74.8
Loss on long-lived assets, net	0.4	3.8
	170.0	164.4
Operating income	95.7	55.0
Earnings from unconsolidated affiliates, net	1.7	3.0
Interest and debt expense, net	(55.6)	(36.1)
Other income, net	0.1	0.3
Income before income taxes	41.9	22.2
Provision for income taxes	(0.3)	—
Net income	41.6	22.2
Net income attributable to non-controlling partner	10.2	10.2
Net income attributable to Crestwood Equity Partners LP	31.4	12.0
Net income attributable to preferred units	15.0	15.0
Net income (loss) attributable to partners	$16.4	$(3.0)

Net income (loss) per limited partner unit: (Note 12)
Basic	$0.16	$(0.04)
Diluted	$0.15	$(0.04)
Weighted-average limited partners’ units outstanding:
Basic	105.2	86.0
Dilutive	4.6	—
Diluted	109.8	86.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2022	71.3	$612.0	104.6	$1,295.2	$1,907.2
Distributions to partners	—	(15.0)	—	(68.9)	(83.9)
Unit-based compensation charges	—	—	1.1	11.8	11.8
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.8)	(14.8)
Other	—	—	0.1	1.6	1.6
Net income	—	15.0	—	16.4	31.4
Balance at March 31, 2023	71.3	$612.0	105.3	$1,241.3	$1,853.3

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)	—	—	33.8	930.0	930.0
Unit-based compensation charges	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	$612.0	98.0	$1,354.0	$1,966.0

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$41.6	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	81.4	74.8
Amortization of debt-related deferred costs and fair value adjustment	0.8	0.8
Unit-based compensation charges	10.0	8.6
Loss on long-lived assets, net	0.4	3.8
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(1.4)	(0.4)
Deferred income taxes	—	(0.1)
Other	—	(0.1)
Changes in operating assets and liabilities	113.1	112.9
Net cash provided by operating activities	245.9	222.5
Investing activities
Acquisition, net of cash acquired (Note 3)	—	(145.1)
Purchases of property, plant and equipment	(67.3)	(26.4)
Investments in unconsolidated affiliates	(5.1)	(14.5)
Capital distributions from unconsolidated affiliates	1.7	5.9
Net proceeds from sale of assets	0.3	0.4
Net cash used in investing activities	(70.4)	(179.7)
Financing activities
Proceeds from the issuance of long-term debt	1,153.7	919.1
Payments on long-term debt	(1,209.2)	(859.1)
Payments on finance leases	(0.8)	(0.8)
Payments for deferred financing costs	(9.1)	(1.7)
Distributions to partners	(68.9)	(60.9)
Distributions to non-controlling partner	(10.3)	(10.3)
Distributions to preferred unitholders	(15.0)	(15.0)
Taxes paid for unit-based compensation vesting	(14.8)	(14.9)
Other	—	(0.6)
Net cash used in financing activities	(174.4)	(44.2)
Net change in cash	1.1	(1.4)
Cash at beginning of period	7.5	13.3
Cash at end of period	$8.6	$11.9
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(16.8)	$3.8

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$8.3	$7.1
Accounts receivable, less allowance for doubtful accounts of $0.4 and $0.5 at March 31, 2023 and December 31, 2022	347.6	432.2
Inventory	100.5	122.6
Assets from price risk management activities	31.4	72.8
Prepaid expenses and other current assets	15.5	18.7
Total current assets	503.3	653.4
Property, plant and equipment	5,399.3	5,350.0
Less: accumulated depreciation	887.0	822.6
Property, plant and equipment, net	4,512.3	4,527.4
Intangible assets	1,306.3	1,306.3
Less: accumulated amortization	317.7	300.7
Intangible assets, net	988.6	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	24.4	24.4
Investments in unconsolidated affiliates	124.3	119.5
Other non-current assets	7.9	8.1
Total assets	$6,383.8	$6,561.4
Liabilities and capital
Current liabilities:
Accounts payable	$277.7	$305.4
Accrued expenses and other liabilities	167.0	179.5
Liabilities from price risk management activities	13.2	23.9
Total current liabilities	457.9	508.8
Long-term debt, less current portion	3,314.5	3,378.3
Other long-term liabilities	323.5	330.3
Deferred income taxes	2.4	2.3
Total liabilities	4,098.3	4,219.7
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.3	434.4
Partners’ capital	1,851.2	1,907.3
Total liabilities and capital	$6,383.8	$6,561.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product revenues	$1,122.3	$1,390.5
Product revenues - related party (Note 15)	—	60.6
Service revenues	140.8	95.6
Service revenues - related party (Note 15)	—	37.1
Total revenues	1,263.1	1,583.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	991.0	1,290.8
Product costs - related party (Note 15)	0.4	68.5
Service costs	6.0	5.1
Total costs of product/services sold	997.4	1,364.4

Operating expenses and other:
Operations and maintenance	56.6	42.4
General and administrative	30.2	41.7
Depreciation, amortization and accretion	81.3	78.2
Loss on long-lived assets, net	0.4	3.8
	168.5	166.1
Operating income	97.2	53.3
Earnings from unconsolidated affiliates, net	1.7	3.0
Interest and debt expense, net	(55.6)	(36.1)
Income before income taxes	43.3	20.2
Provision for income taxes	(0.3)	—
Net income	43.0	20.2
Net income attributable to non-controlling partner	10.2	10.2
Net income attributable to Crestwood Midstream Partners LP	$32.8	$10.0

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2022	$1,907.3
Distributions to partners	(85.9)
Unit-based compensation charges	11.8
Taxes paid for unit-based compensation vesting	(14.8)
Net income	32.8
Balance at March 31, 2023	$1,851.2

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation charges	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	$2,092.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$43.0	$20.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	81.3	78.2
Amortization of debt-related deferred costs and fair value adjustment	0.8	0.8
Unit-based compensation charges	10.0	8.6
Loss on long-lived assets, net	0.4	3.8
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(1.4)	(0.4)
Deferred income taxes	0.1	—
Other	—	(0.1)
Changes in operating assets and liabilities	113.8	112.8
Net cash provided by operating activities	248.0	223.9
Investing activities
Purchases of property, plant and equipment	(67.3)	(26.4)
Investments in unconsolidated affiliates	(5.1)	(14.5)
Capital distributions from unconsolidated affiliates	1.7	5.9
Net proceeds from sale of assets	0.3	0.4
Net cash used in investing activities	(70.4)	(34.6)
Financing activities
Proceeds from the issuance of long-term debt	1,153.7	919.1
Payments on long-term debt	(1,209.2)	(859.1)
Payments on finance leases	(0.8)	(0.8)
Payments for deferred financing costs	(9.1)	(1.7)
Contributions from partner	—	14.9
Distributions to partners	(85.9)	(238.1)
Distributions to non-controlling partner	(10.3)	(10.3)
Taxes paid for unit-based compensation vesting	(14.8)	(14.9)
Net cash used in financing activities	(176.4)	(190.9)
Net change in cash	1.2	(1.6)
Cash at beginning of period	7.1	12.9
Cash at end of period	$8.3	$11.3
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(16.8)	$3.8

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP (Crestwood Equity or CEQP) and Crestwood Midstream Partners LP (Crestwood Midstream or CMLP) unless otherwise indicated.

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2023. The financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, is unaudited. The consolidated balance sheets as of December 31, 2022 were derived from the audited balance sheets filed in our 2022 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “Partnership,” the “Company,” “Crestwood Equity,” “CEQP,” and similar terms refer to either Crestwood Equity Partners LP itself or Crestwood Equity Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to “Crestwood Midstream” and “CMLP” refer to Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires.

Organization

Crestwood Equity Partners LP. CEQP is a publicly-traded (NYSE: CEQP) Delaware limited partnership formed in March 2001. Crestwood Equity GP LLC, our wholly-owned subsidiary, owns our non-economic general partnership interest.

Crestwood Midstream Partners LP. Crestwood Equity owns a 99.9% limited partnership interest in Crestwood Midstream and Crestwood Gas Services GP LLC, a wholly-owned subsidiary of Crestwood Equity, owns a 0.1% limited partnership interest in Crestwood Midstream. Crestwood Midstream GP LLC, a wholly-owned subsidiary of Crestwood Equity, owns the non-economic general partnership interest of Crestwood Midstream.

Business Description

Crestwood Equity develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. We provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich natural gas and crude oil shale plays across North America. We own and operate a diversified portfolio of natural gas liquids (NGLs), crude oil, natural gas and produced water gathering, processing, storage, disposal and transportation assets that connect fundamental energy supply with energy demand across the United States. Crestwood Equity is a holding company and all of its consolidated operating assets are owned by or through its wholly-owned subsidiary, Crestwood Midstream.

See Note 13 for information regarding our operating and reporting segments.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (U.S. GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2022 Annual Report on Form 10-K.

Note 3 – Acquisition

On February 1, 2022, we completed the merger with Oasis Midstream Partners LP (Oasis Midstream), in an equity and cash transaction which was valued at approximately $1.8 billion (the Oasis Merger). Pursuant to the merger agreement, Oasis Petroleum Inc., now known as Chord Energy Corporation (Chord), received $150 million in cash plus approximately 20.9 million newly issued CEQP common units in exchange for its 33.8 million common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the approximately 14.8 million Oasis Midstream common units held by them. Additionally, under the merger agreement, Chord received a $10 million cash payment in exchange for its ownership of the general partner of Oasis Midstream.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
CMLP
Accrued expenses	$49.2	$66.5
Accrued property taxes	6.0	8.4
Income tax payable	1.0	0.9
Interest payable	65.6	43.2
Accrued additions to property, plant and equipment	18.9	35.6
Operating leases	10.5	10.9
Finance leases	1.7	1.9
Contract liabilities	13.8	11.7
Asset retirement obligations	0.3	0.4
Total CMLP accrued expenses and other liabilities	$167.0	$179.5
CEQP
Accrued expenses	0.9	1.2
Income tax payable	—	0.1
Total CEQP accrued expenses and other liabilities	$167.9	$180.8

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
CMLP
Contract liabilities	$205.9	$212.3
Intangible liabilities, net	48.5	50.0
Asset retirement obligations	37.3	36.4
Operating leases	17.5	17.4
Other	14.3	14.2
Total CMLP other long-term liabilities	$323.5	$330.3
CEQP
Other	1.5	3.1
Total CEQP other long-term liabilities	$325.0	$333.4

Note 5 - Investments in Unconsolidated Affiliates

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2023	2022
Crestwood Permian Basin LLC(1)	$74.8	$76.5	$0.3	$—
Tres Palacios Holdings LLC(2)	46.5	39.8	1.6	0.6
Powder River Basin Industrial Complex, LLC(3)	3.0	3.2	(0.2)	(0.2)
Crestwood Permian Basin Holdings LLC(4)	—	—	—	2.6
Total	$124.3	$119.5	$1.7	$3.0

(1)In July 2022, we acquired the remaining 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian), whose operations included its 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin). As of March 31, 2023, our equity in the underlying net assets of Crestwood Permian Basin was less than the carrying value of our investment balance by approximately $2.3 million. During the three months ended March 31, 2023, we recorded amortization of less than $0.1 million related to this basis difference, which is reflected as a decrease in our earnings from unconsolidated affiliates in our consolidated statement of operations. Our Crestwood Permian Basin investment is included in our gathering and processing south segment.
(2)As of March 31, 2023, our equity in the underlying net assets of Tres Palacios Holdings LLC (Tres Holdings) exceeded the carrying value of our investment balance by approximately $19.9 million. During both the three months ended March 31, 2023 and 2022, we recorded amortization of approximately $0.3 million related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations. Our Tres Holdings investment is included in our storage and logistics segment.
(3)As of March 31, 2023, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(4)As discussed above, in July 2022, we acquired the remaining 50% equity interest in Crestwood Permian and as a result, we control and own 100% of the equity interests in Crestwood Permian. Our Crestwood Permian investment was previously included in our gathering and processing south segment.

Tres Holdings Divestiture

On February 20, 2023, we and Brookfield Infrastructure Group (Brookfield) entered into an agreement with a subsidiary of Enbridge, Inc. to sell each of our respective interests in Tres Holdings for total consideration of approximately $335.0 million, plus working capital adjustments. The sale was completed on April 3, 2023 and we received net proceeds of approximately $178.3 million.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions		Contributions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Crestwood Permian Basin	$2.0	$—	$—	$—
Tres Holdings	—	—	5.1	6.0
Crestwood Permian	—	8.5	—	8.5
Total	$2.0	$8.5	$5.1	$14.5

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

	Three Months Ended
	March 31,
	2023	2022
Product revenues	$145.8	$202.2
Product costs, net	$(7.2)	$47.6

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	March 31, 2023		December 31, 2022
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	63.4	65.5	67.2	70.2
Natural gas (Bcf)	15.5	15.8	44.2	48.4

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

Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. All collateral amounts have been netted against the asset or liability with the respective counterparty and are reflected in our consolidated balance sheets as assets and liabilities from price risk management activities. For a summary of the fair value of our commodity derivative instruments with credit-risk related contingent features and their associated collateral, see Note 7.

Note 7 – Fair Value Measurements

The accounting standard for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1 — Includes inputs that are observable in active markets for identical assets or liabilities as of the reporting date such as exchange-traded derivatives, listed equities and US government treasury securities.

•Level 2 — Includes inputs that are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Instruments in this category include non-exchange-traded derivatives such as over the counter (OTC) forwards, options and physical exchanges.

•Level 3 — Includes significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and Liabilities

As of March 31, 2023 and December 31, 2022, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options. Our derivative instruments that are traded on the New York Mercantile Exchange have been categorized as Level 1. Our derivative instruments also include OTC contracts, which have been categorized as Level 2.

The following tables summarize the fair value hierarchy of our financial instruments that were reflected in our consolidated balance sheets (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$17.4	$231.3	$—	$248.7	$(219.6)	$2.3	$31.4
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$20.0	$231.3	$—	$251.3	$(219.6)	$2.3	$34.0

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$13.6	$208.3	$—	$221.9	$(219.6)	$7.1	$9.4
Liabilities from price risk management without credit-risk-related contingent features	—	2.7	—	2.7	—	1.1	3.8
Total liabilities at fair value	$13.6	$211.0	$—	$224.6	$(219.6)	$8.2	$13.2

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$62.8	$474.3	$—	$537.1	$(452.1)	$(12.2)	$72.8
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$65.4	$474.3	$—	$539.7	$(452.1)	$(12.2)	$75.4

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$65.7	$420.1	$—	$485.8	$(452.1)	$(25.6)	$8.1
Liabilities from price risk management without credit-risk-related contingent features	—	11.9	—	11.9	—	3.9	15.8
Total liabilities at fair value	$65.7	$432.0	$—	$497.7	$(452.1)	$(21.7)	$23.9

(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units, which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of March 31, 2023 and December 31, 2022, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their respective carrying amounts as of March 31, 2023 and December 31, 2022, primarily due to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement. See Note 8 for a further discussion of our credit facilities.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$497.9	$490.5	$497.6	$486.7
2027 Senior Notes	$595.6	$576.5	$595.3	$556.9
February 2029 Senior Notes	$692.5	$669.0	$692.1	$642.1
April 2029 Senior Notes(1)	$475.7	$461.5	$476.7	$450.0
2031 Senior Notes	$591.1	$604.1	$—	$—

(1)    The carrying amount includes a fair value adjustment we recorded in conjunction with the merger with Oasis Midstream discussed in Note 3. For a further discussion of this fair value adjustment, see Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2023	December 31, 2022
CMLP Credit Facility	$473.6	$922.3
CPBH Credit Facility	—	206.8
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	450.0
April 2029 Senior Notes fair value adjustment, net(1)	25.7	26.7
2031 Senior Notes	600.0	—
Less: deferred financing costs, net	34.8	27.5
Total long-term debt	$3,314.5	$3,378.3

(1)In conjunction with the merger with Oasis Midstream discussed in Note 3, we assumed the April 2029 Senior Notes, and we recorded a fair value adjustment of approximately $30.7 million. During the three months ended March 31, 2023 and 2022, we recorded a reduction to our interest and debt expense of approximately $1.0 million and $0.7 million related to the amortization of the fair value adjustment.

Credit Facilities

CMLP Credit Facility. Crestwood Midstream’s five-year $1.75 billion revolving credit facility (the CMLP Credit Facility) is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, PRBIC and Tres Holdings and their respective subsidiaries. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as guarantor subsidiaries of Crestwood Midstream’s credit facility and senior notes.

In conjunction with the merger with Oasis Midstream on February 1, 2022, we borrowed amounts under the CMLP Credit Facility to fund the cash paid of $160 million to Oasis Petroleum and to repay approximately $218 million of borrowings on Oasis Midstream’s credit facility, which was retired on February 1, 2022.

Under the credit agreement, Crestwood Midstream is required to maintain a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in the credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in the credit agreement) of not more than 3.50 to 1.0. At March 31, 2023, the net debt to consolidated EBITDA ratio was approximately 4.18 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 4.25 to 1.0, and the senior secured leverage ratio was 0.59 to 1.0.

At March 31, 2023, Crestwood Midstream had $1.1 billion of available capacity under the CMLP Credit Facility considering the most restrictive debt covenants in the credit agreement. At March 31, 2023 and December 31, 2022, outstanding standby letters of credit under the CMLP Credit Facility were $7.9 million and $8.2 million. Borrowings under the CMLP Credit Facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 6.76% and 9.00% at March 31, 2023 and 6.28% and 8.50% at December 31, 2022. The weighted-average interest rate on outstanding borrowings as of March 31, 2023 and December 31, 2022 was 6.96% and 6.40%.

CPBH Credit Facility. In conjunction with the acquisition of the remaining 50% equity interest in Crestwood Permian in July 2022, we assumed a credit agreement entered into by CPB Subsidiary Holdings LLC (CPB Holdings), a wholly-owned subsidiary of Crestwood Permian (the CPBH Credit Facility). In January 2023, we utilized borrowings under the CMLP Credit Facility to repay and terminate the CPBH Credit Facility.

Senior Notes

2031 Senior Notes. In January 2023, Crestwood Midstream issued $600 million of 7.375% unsecured senior notes due 2031 (the 2031 Senior Notes). The 2031 Senior Notes will mature on February 1, 2031, and interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The net proceeds from this offering of approximately $592.5 million were used to repay borrowings outstanding under the CMLP Credit Facility.

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

A jury trial concluded on June 17, 2022, and a final judgement was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgement interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. We have insurance coverage related to certain pre-judgement interest awards but have not recorded a receivable related to any potential insurance recovery at March 31, 2023. On January 9, 2023, we paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgement interest. We filed a Notice of Appeal on January 13, 2023, and we are unable to predict the ultimate outcome on the appeal related to this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2023 and December 31, 2022, we had approximately $9.0 million and $35.0 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At both March 31, 2023 and December 31, 2022, our accrual for environmental matters was less than $1.0 million and our potential exposure related to environmental matters was less than $1.0 million at March 31, 2023.

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

	CEQP		CMLP
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Self-insurance reserves(1)	$5.5	$5.6	$4.7	$4.8
(1)At March 31, 2023, CEQP and CMLP classified approximately $3.2 million and $2.7 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of March 31, 2023 and December 31, 2022, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$24.4	$24.4

Accrued expenses and other liabilities	$10.5	$10.9
Other long-term liabilities	17.5	17.4
Total operating lease liabilities	$28.0	$28.3
Finance Leases
Property, plant and equipment	$13.5	$13.6
Less: accumulated depreciation	8.9	8.9
Property, plant and equipment, net	$4.6	$4.7

Accrued expenses and other liabilities	$1.7	$1.9
Other long-term liabilities	2.7	2.7
Total finance lease liabilities	$4.4	$4.6

Lease expense. Our operating lease expense, net totaled $3.8 million and $3.5 million for the three months ended March 31, 2023 and 2022. Our finance lease expense totaled $0.8 million and $0.9 million for the three months ended March 31, 2023 and 2022.

Other. In March 2022, we exercised an option to purchase crude oil railcars under certain of our finance leases as a result of our plan to exit our crude oil railcar operations. During the three months ended March 31, 2022, we recognized a loss on long-lived assets of approximately $4.0 million related to our anticipated sale of these crude oil railcars.

Note 11 – Partners’ Capital and Non-Controlling Partner

Common Units

On February 1, 2022, we completed the merger with Oasis Midstream. Pursuant to the merger agreement, Chord received cash and approximately 20.9 million newly issued CEQP common units in exchange for its common units held in Oasis Midstream. In addition, Oasis Midstream’s public unitholders received approximately 12.9 million newly issued CEQP common units in exchange for the Oasis Midstream common units held by them. For a further discussion of the merger with Oasis Midstream, see Note 3.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the three months ended March 31, 2023 and 2022 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2023
February 7, 2023	February 14, 2023	$0.655	$68.9
2022
February 7, 2022	February 14, 2022	$0.625	$60.9

On April 20, 2023, we declared a distribution of $0.655 per limited partner unit to be paid on May 15, 2023 to unitholders of record on May 8, 2023 with respect to the quarter ended March 31, 2023.

Preferred Unitholders. During the three months ended March 31, 2023 and 2022, we paid cash distributions to our preferred unitholders of approximately $15 million in both periods. On April 20, 2023, the board of directors of our general partner authorized a cash distribution to our preferred unitholders of approximately $15 million with respect to the quarter ended March 31, 2023.

Crestwood Midstream

During the three months ended March 31, 2023 and 2022, Crestwood Midstream paid cash distributions of $85.9 million and $238.1 million to its partners.

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

Non-Controlling Partner

Crestwood Niobrara LLC (Crestwood Niobrara) issued preferred interests to CN Jackalope Holdings LLC (Jackalope Holdings), which are reflected as non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets. We adjust the carrying amount of our non-controlling interest to its redemption value each period through net income attributable to non-controlling partner.

The following tables show the change in our non-controlling interest in subsidiary at March 31, 2023 and 2022 (in millions):

Balance at December 31, 2022	$434.4
Distributions to non-controlling partner	(10.3)
Net income attributable to non-controlling partner	10.2
Balance at March 31, 2023	$434.3

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(10.3)
Net income attributable to non-controlling partner	10.2
Balance at March 31, 2022	$434.5

In April 2023, Crestwood Niobrara paid a cash distribution of approximately $10.3 million to Jackalope Holdings with respect to the quarter ended March 31, 2023.

Other

In February 2023, Crestwood Equity issued 245,929 performance units (the February 2023 Units) under the Crestwood Equity Partners LP 2018 Long-Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of March 31, 2023, we had total unamortized compensation expense of approximately $5.7 million related to the February 2023 Units. During the three months ended March 31, 2023, we recognized compensation expense of $0.4 million related to the February 2023 Units, which is included in general and administrative expenses on our consolidated statements of operations.

During the three months ended March 31, 2023, 161,278 performance units that were previously issued in 2020 under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 217,702 common units during the three months ended March 31, 2023 related to those performance units.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31,
	2023	2022
Preferred units(1)	7.1	7.1
Crestwood Niobrara’s preferred units(1)	—	3.6
Unit-based compensation performance units(1)	—	0.3
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and additional information regarding our performance units, see our 2022 Annual Report on Form 10-K.

The following table shows Crestwood Equity’s common unitholders’ interest in net income (loss) and weighted-average limited partner units used in computing basic and diluted net income (loss) per limited partner unit for the three months ended March 31, 2023 and 2022 (in millions, except for per unit data):

	Three Months Ended
	March 31,
	2023	2022
Common unitholders’ interest in net income (loss)	$16.4	$(3.0)
Diluted net income (loss)	$16.4	$(3.0)

Weighted-average limited partners’ units outstanding - basic	105.2	86.0
Dilutive effect of Crestwood Niobrara preferred units	4.5	—
Dilutive effect of unit-based compensation performance units	0.1	—
Weighted-average limited partners’ units outstanding - diluted	109.8	86.0

Net income (loss) per limited partner unit:
Basic	$0.16	$(0.04)
Diluted	$0.15	$(0.04)

Note 13 – Segments

Our financial statements reflect three operating and reporting segments: (i) gathering and processing north operations; (ii) gathering and processing south operations; and (iii) storage and logistics operations. Our corporate operations include all general and administrative expenses that are not allocated to our reportable segments.

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

We assess the performance of our operating segments based on EBITDA, which is identified as income before income taxes, plus debt-related costs (net interest and debt expense) and depreciation, amortization and accretion expense. Below is a reconciliation of CEQP’s and CMLP’s net income to EBITDA (in millions):

	CEQP		CMLP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$41.6	$22.2	$43.0	$20.2
Add:
Interest and debt expense, net	55.6	36.1	55.6	36.1
Provision for income taxes	0.3	—	0.3	—
Depreciation, amortization and accretion	81.4	74.8	81.3	78.2
EBITDA	$178.9	$133.1	$180.2	$134.5

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three months ended March 31, 2023 and 2022 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2022 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net reflected in the tables below was approximately $2.5 million and $4.6 million of our proportionate share of interest expense, depreciation and amortization expense and gains (losses) on long-lived assets, net recorded by our equity investments for the three months ended March 31, 2023 and 2022.

Segment EBITDA Information

	Three Months Ended March 31, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$215.4	$130.9	$916.8	$—	$1,263.1
Intersegment revenues, net	99.0	34.2	(133.2)	—	—
Costs of product/services sold	152.4	108.5	736.5	—	997.4
Operations and maintenance expense	29.3	15.1	12.2	—	56.6
General and administrative expense	—	—	—	30.2	30.2
Gain (loss) on long-lived assets, net	0.1	(0.8)	—	0.3	(0.4)
Earnings from unconsolidated affiliates, net	—	0.3	1.4	—	1.7
Crestwood Midstream EBITDA	$132.8	$41.0	$36.3	$(29.9)	$180.2
Crestwood Equity
General and administrative expense	—	—	—	1.4	1.4
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$132.8	$41.0	$36.3	$(31.2)	$178.9

	Three Months Ended March 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$235.2	$30.7	$1,317.9	$—	$1,583.8
Intersegment revenues, net	127.4	—	(127.4)	—	—
Costs of product/services sold	205.6	(0.6)	1,159.4	—	1,364.4
Operations and maintenance expense	23.7	6.7	12.0	—	42.4
General and administrative expense	—	—	—	41.7	41.7
Gain (loss) on long-lived assets, net	—	0.2	(4.0)	—	(3.8)
Earnings from unconsolidated affiliates, net	—	2.6	0.4	—	3.0
Crestwood Midstream EBITDA	$133.3	$27.4	$15.5	$(41.7)	$134.5
Crestwood Equity
General and administrative expense	—	—	—	1.7	1.7
Other income, net	—	—	—	0.3	0.3
Crestwood Equity EBITDA	$133.3	$27.4	$15.5	$(43.1)	$133.1

Other Segment Information

	CEQP		CMLP
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Total Assets
Gathering and Processing North	$3,950.5	$4,003.6	$3,950.5	$4,003.6
Gathering and Processing South	1,455.9	1,473.0	1,455.9	1,473.0
Storage and Logistics	945.3	1,057.6	945.3	1,057.6
Corporate	37.6	32.8	32.1	27.2
Total assets	$6,389.3	$6,567.0	$6,383.8	$6,561.4

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $340.0 million and $368.2 million at March 31, 2023 and December 31, 2022, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 14 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2023	December 31, 2022
Contract assets (non-current)	$5.2	$5.4
Contract liabilities (current)(1)	$13.8	$11.7
Contract liabilities (non-current)(1)	$205.9	$212.3

(1)During the three months ended March 31, 2023, we recognized revenues of approximately $8.0 million that were previously included in contract liabilities at December 31, 2022. The remaining change in our contract liabilities during the three months ended March 31, 2023 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of March 31, 2023 (in millions):

Remainder of 2023	$45.2
2024	42.1
2025	2.0
2026	0.6
2027	0.5
Thereafter	0.6
Total	$91.0

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three months ended March 31, 2023 and 2022 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended March 31, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.6	$4.3	$—	$—	$37.9
Crude oil	14.2	1.9	—	—	16.1
Water	42.5	8.6	—	—	51.1
Processing
Natural gas	19.2	5.4	—	—	24.6
Storage
Crude oil	0.6	—	—	(0.1)	0.5
NGLs	—	—	2.2	—	2.2
Pipeline
Crude oil	1.1	0.2	0.4	—	1.7
NGLs	—	5.2	0.1	(5.2)	0.1
Transportation
NGLs	—	—	5.8	—	5.8
Rail Loading
Crude oil	—	—	0.2	—	0.2
Product Sales
Natural gas	45.2	34.0	78.7	(65.0)	92.9
Crude oil	109.3	0.1	278.8	(30.0)	358.2
NGLs	46.9	105.9	404.3	(32.9)	524.2
Water	1.0	—	—	—	1.0
Other	0.3	—	0.1	—	0.4
Total Topic 606 revenues	313.9	165.6	770.6	(133.2)	1,116.9
Non-Topic 606 revenues	0.5	(0.5)	146.2	—	146.2
Total revenues	$314.4	$165.1	$916.8	$(133.2)	$1,263.1

	Three Months Ended March 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$25.9	$22.4	$—	$—	$48.3
Crude oil	14.8	1.0	—	—	15.8
Water	34.7	2.2	—	—	36.9
Processing
Natural gas	14.4	1.1	—	—	15.5
Compression
Natural gas	—	3.5	—	—	3.5
Storage
Crude oil	0.5	—	—	(0.1)	0.4
NGLs	—	—	2.8	—	2.8
Pipeline
Crude oil	1.2	0.1	0.5	—	1.8
Transportation
NGLs	—	—	5.8	—	5.8
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	63.9	0.3	98.7	(52.1)	110.8
Crude oil	128.1	—	374.0	(11.2)	490.9
NGLs	76.9	—	632.7	(64.0)	645.6
Water	1.6	—	—	—	1.6
Other	0.2	—	0.3	—	0.5
Total Topic 606 revenues	362.2	30.6	1,115.2	(127.4)	1,380.6
Non-Topic 606 revenues	0.4	0.1	202.7	—	203.2
Total revenues	$362.6	$30.7	$1,317.9	$(127.4)	$1,583.8

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects. For a further description of our related party agreements, see our 2022 Annual Report on Form 10-K. During the three months ended March 31, 2023, we paid approximately $0.5 million of capital expenditures to Applied Consultants, Inc., an affiliate of First Reserve.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions).

	Three Months Ended
	March 31,
	2023	2022
Revenues at CEQP and CMLP(1)	$—	$97.7
Costs of product/services sold at CEQP and CMLP(2)	$0.4	$68.5
Operations and maintenance expenses at CEQP and CMLP(3)	$2.4	$4.8
General and administrative expenses charged by CEQP to CMLP, net(4)	$8.9	$7.5
General and administrative expenses at CEQP and CMLP(5)	$—	$0.9

(1)Includes (i) $59.0 million during the three months ended March 31, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Chord; (ii) $36.6 million during the three months ended March 31, 2022 primarily related to gathering and processing services provided to a subsidiary of Chord; (iii) $1.6 million during the three months ended March 31, 2022 related to the sale of NGLs to a subsidiary of Crestwood Permian; and (iv) $0.5 million during the three months ended March 31, 2022 related to compressor leases with a subsidiary of Crestwood Permian.
(2)Includes (i) $0.3 million and $0.9 million during the three months ended March 31, 2023 and 2022 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; (ii) $0.1 million during the three months ended March 31, 2023 related to gathering services under agreements Crestwood Permian Basin; (iii) $31.4 million during the three months ended March 31, 2022 primarily related to purchases of NGLs from a subsidiary of Chord; and (iv) $36.2 million during the three months ended March 31, 2022 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2023, we charged $1.3 million to Tres Holdings and $1.1 million to Crestwood Permian Basin. During the three months ended March 31, 2022, we charged $1.2 million to Tres Holdings and $3.6 million to Crestwood Permian.
(4)Includes $10.0 million and $8.6 million of unit-based compensation charges allocated from CEQP to CMLP during the three months ended March 31, 2023 and 2022. In addition, includes $1.1 million of CMLP’s general and administrative costs allocated to CEQP during both the three months ended March 31, 2023 and 2022.
(5)Represents general and administrative expenses related to a transition services agreement with Chord.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable at CEQP and CMLP	$0.3	$1.6
Accounts payable at CEQP and CMLP	$0.7	$3.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in this Quarterly Report on Form 10-Q and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

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
•the ability of members of the Organization of Petroleum Exporting Countries and other oil-producing countries to agree and maintain oil price and production controls;
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

For additional factors that could cause actual results to be materially different from those described in the forward-looking statements above, see Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K.

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

On February 20, 2023, we and Brookfield entered into an agreement with a third party to sell each of our respective interests in Tres Holdings for total consideration of approximately $335 million, plus working capital adjustments. The sale was completed on April 3, 2023 and largely completes our strategic realignment to divest of non-core assets.

In 2023, we plan to continue executing on our core-asset optimization strategy. To accomplish this strategy, we have taken steps to (i) engage with our customers to maintain and grow volumes across our asset portfolio; (ii) minimize growth capital expenditures to better align with development activity by our gathering and processing customers; (iii) realign our organization to reduce operating and administrative expenses from recent acquisitions and divestitures; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity and further enhance balance sheet strength. Given our efforts over the past few years to improve the Partnership’s competitive position in the businesses we operate, manage costs and improve margins and create a stronger balance sheet, we believe we are well positioned to execute our business plan.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income before income taxes, plus debt-related costs (interest and debt expense, net) and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation charges, gains or losses on long-lived assets, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts are not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with U.S. GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies. See our reconciliation of net income to EBITDA and Adjusted EBITDA in “Results of Operations” below.

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$1,263.1	$1,583.8	$1,263.1	$1,583.8
Costs of product/services sold	997.4	1,364.4	997.4	1,364.4
Operations and maintenance expense	56.6	42.4	56.6	42.4
General and administrative expense	31.6	43.4	30.2	41.7
Depreciation, amortization and accretion	81.4	74.8	81.3	78.2
Loss on long-lived assets, net	0.4	3.8	0.4	3.8
Operating income	95.7	55.0	97.2	53.3
Earnings from unconsolidated affiliates, net	1.7	3.0	1.7	3.0
Interest and debt expense, net	(55.6)	(36.1)	(55.6)	(36.1)
Other income, net	0.1	0.3	—	—
Provision for income taxes	(0.3)	—	(0.3)	—
Net income	41.6	22.2	43.0	20.2
Add:
Interest and debt expense, net	55.6	36.1	55.6	36.1
Provision for income taxes	0.3	—	0.3	—
Depreciation, amortization and accretion	81.4	74.8	81.3	78.2
EBITDA	178.9	133.1	180.2	134.5
Unit-based compensation charges	10.0	8.6	10.0	8.6
Loss on long-lived assets, net	0.4	3.8	0.4	3.8
Earnings from unconsolidated affiliates, net	(1.7)	(3.0)	(1.7)	(3.0)
Adjusted EBITDA from unconsolidated affiliates, net	4.2	7.6	4.2	7.6
Change in fair value of commodity inventory-related derivative contracts	(3.5)	5.7	(3.5)	5.7
Significant transaction and environmental related costs and other items	4.3	17.0	4.3	17.0
Adjusted EBITDA	$192.6	$172.8	$193.9	$174.2

	Crestwood Equity		Crestwood Midstream
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$245.9	$222.5	$248.0	$223.9
Net changes in operating assets and liabilities	(113.1)	(112.9)	(113.8)	(112.8)
Amortization of debt-related deferred costs and fair value adjustment	(0.8)	(0.8)	(0.8)	(0.8)
Interest and debt expense, net	55.6	36.1	55.6	36.1
Unit-based compensation charges	(10.0)	(8.6)	(10.0)	(8.6)
Loss on long-lived assets, net	(0.4)	(3.8)	(0.4)	(3.8)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	1.4	0.4	1.4	0.4
Deferred income taxes	—	0.1	(0.1)	—
Provision for income taxes	0.3	—	0.3	—
Other non-cash expense	—	0.1	—	0.1
EBITDA	178.9	133.1	180.2	134.5
Unit-based compensation charges	10.0	8.6	10.0	8.6
Loss on long-lived assets, net	0.4	3.8	0.4	3.8
Earnings from unconsolidated affiliates, net	(1.7)	(3.0)	(1.7)	(3.0)
Adjusted EBITDA from unconsolidated affiliates, net	4.2	7.6	4.2	7.6
Change in fair value of commodity inventory-related derivative contracts	(3.5)	5.7	(3.5)	5.7
Significant transaction and environmental related costs and other items	4.3	17.0	4.3	17.0
Adjusted EBITDA	$192.6	$172.8	$193.9	$174.2

Segment Results

The following table summarizes the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$215.4	$130.9	$916.8	$235.2	$30.7	$1,317.9
Intersegment revenues	99.0	34.2	(133.2)	127.4	—	(127.4)
Costs of product/services sold	152.4	108.5	736.5	205.6	(0.6)	1,159.4
Operations and maintenance expenses	29.3	15.1	12.2	23.7	6.7	12.0
Gain (loss) on long-lived assets, net	0.1	(0.8)	—	—	0.2	(4.0)
Earnings from unconsolidated affiliates, net	—	0.3	1.4	—	2.6	0.4
EBITDA	$132.8	$41.0	$36.3	$133.3	$27.4	$15.5

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2023 compared to the same period in 2022.

Gathering and Processing North

EBITDA for our gathering and processing north segment was relatively flat during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the contribution of our Williston Basin operations acquired in conjunction with the merger with Oasis Midstream in February 2022, offset by the decline in gathering and processing volumes and the impact of lower commodity prices experienced by our Arrow operations during the three months ended March 31, 2023 compared to the same period in 2022.

Our gathering and processing north segment’s revenues decreased by approximately $48.2 million during the three months ended March 31, 2023 compared to the same period in 2022, while our costs of product/services sold decreased by approximately $53.2 million. These decreases were primarily driven by our Arrow operations which experienced a more than 30% decrease in the average commodity prices it received on natural gas and NGLs it purchases and sells pursuant to its gas gathering and processing agreements during the three months ended March 31, 2023 compared to the same period in 2022. We manage our company-wide crude oil, natural gas and NGL commodity exposures through price risk management activities conducted by our storage and logistics segment, which is further described under Storage and Logistics below. In addition, Arrow’s natural gas gathering and processing volumes decreased by approximately 10% and 11%, respectively during the three months ended March 31, 2023 compared to the same period in 2022 due to unusual winter weather conditions experienced at the end of 2022 and into early 2023. Partially offsetting the decrease in revenues described above was the impact of our Williston Basin operations acquired in conjunction with the merger with Oasis Midstream in February 2022, which experienced an increase in its natural gas gathering and processing volumes of approximately 46% and 42%, respectively, during the three months ended March 31, 2023 compared to the same period in 2022.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $5.6 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to our Williston Basin operations acquired in conjunction with the merger with Oasis Midstream in February 2022.

Gathering and Processing South

EBITDA for our gathering and processing south segment increased by approximately $13.6 million during the three months ended March 31, 2023 compared to the same period in 2022. Our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses increased by approximately $134.4 million, $109.1 million, and $8.4 million, respectively, during the three months ended March 31, 2023 compared to the same period in 2022. These increases were primarily driven by the impact of our Delaware Basin operations acquired during February 2022 in conjunction with the merger with Oasis Midstream, the acquisitions in July 2022 of Sendero Midstream Partners LP and the remaining 50% equity interest in Crestwood Permian, which increased our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses by approximately $162.9 million, $109.3 million and $15.2 million, respectively.

Partially offsetting the increases described above were the divestitures of our Barnett and Marcellus legacy, non-core operations during 2022, which decreased our gathering and processing south segment’s revenues and operations and maintenance expenses by approximately $27.6 million and $6.6 million, respectively, during the three months ended March 31, 2023 compared to the same period in 2022.

Our gathering and processing south segment’s EBITDA was also impacted by a net decrease in earnings from unconsolidated affiliates of approximately $2.3 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the consolidation of our Crestwood Permian equity investment as a result of acquiring the remaining 50% equity interest in Crestwood Permian in July 2022.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $20.8 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by our NGL logistics operations which experienced an increase in demand for its storage and terminalling services during early 2023 due to unusual winter weather conditions in the Midwest and East Coast. Partially offsetting the increase in our NGL logistics operations was the impact of lower commodity prices described below.

Our NGL marketing and logistics operations experienced a decrease in revenues and costs of product/services sold of approximately $259.0 million and $276.9 million, respectively, during the three months ended March 31, 2023 compared to the same period in 2022. These decreases were primarily driven by lower NGL prices during the three months ended March 31, 2023 as a result of overall decreases in commodity prices during early 2023 compared to the same period in 2022. Our NGL marketing and logistics operations’ costs of product/services sold decreased more than its revenues primarily due to the increased demand for our NGL storage and terminalling operations described above and the impact of commodity prices on our assets and liabilities from price risk management activities that manage our company-wide crude oil, natural gas and NGL commodity price exposures. Included in our costs of product/services sold was a gain of $7.2 million during the three months ended March 31, 2023 as compared to a loss of $47.6 million during the three months ended March 31, 2022 related to our price risk management activities.

Our crude oil and natural gas marketing operations experienced a decrease in its revenues and product costs of approximately $147.3 million and $146.1 million, respectively, during the three months ended March 31, 2023 compared to the same period in 2022. These decreases were primarily driven by lower crude oil purchases and sales as a result of decreases in commodity prices during the three months ended March 31, 2023 compared to the same period in 2022.

Our storage and logistics segment’s EBITDA during the three months ended March 31, 2022 was impacted by a loss on long-lived assets of approximately $4.0 million primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business.

Our storage and transportation segment’s EBITDA was also impacted by an increase in earnings from unconsolidated affiliates of approximately $1.0 million during the three months ended March 31, 2023 compared to the same period in 2022. During the three months ended March 31, 2023, earnings from our Tres Holdings equity investment increased primarily due to higher revenues experienced by Tres Holdings resulting from an increase in demand for its storage and transportation services in early 2023.

Other EBITDA Results

General and Administrative Expenses. During the three months ended March 31, 2023, our general and administrative expenses decreased by approximately $12 million compared to the same period in 2022, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended March 31, 2023, our depreciation, amortization and accretion expense increased compared to the same period in 2022, primarily due to our acquisitions during 2022, partially offset by the divestitures of our legacy Barnett and Marcellus operations during 2022.

Interest and Debt Expense, Net. During the three months ended March 31, 2023, our interest and debt expense, net increased by approximately $20 million compared to the same period in 2022, primarily due to the 2031 Senior Notes issued in January 2023 and higher interest rates on borrowings under the CMLP Credit Facility during 2023 compared to 2022.

The following table provides a summary of our interest and debt expense, net (in millions):

	Three Months Ended
	March 31,
	2023	2022
Credit facilities	$11.6	$3.4
Senior notes	44.1	32.1
Other, net	1.0	0.9
Gross interest and debt expense	56.7	36.4
Less: capitalized interest	1.1	0.3
Interest and debt expense, net	$55.6	$36.1

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. The $434.3 million of preferred securities issued to Crestwood Niobrara’s non-controlling partner are redeemable by the non-controlling partner beginning in January 2024, and we believe we have adequate borrowing capacity under the Crestwood Midstream credit facility along with adequate other potential sources of capital to fund any such potential redemption.

On April 20, 2023, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the first quarter of 2023, which will be paid on May 15, 2023. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

As of March 31, 2023, we had $1.1 billion of available capacity under the Crestwood Midstream credit facility, considering the most restrictive debt covenants in the credit agreement. As of March 31, 2023, we were in compliance with all of our debt covenants applicable to our credit facility and senior notes. See Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facility.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In January 2023, Crestwood Midstream issued $600 million of 7.375% unsecured senior notes due 2031 (the 2031 Senior Notes). We used the proceeds from the issuance of the 2031 Senior Notes to repay borrowings under the Crestwood Midstream credit facility and to repay all outstanding borrowings under the Crestwood Permian credit facility, which was terminated in January 2023. In April 2023, we sold our 50% equity interest in Tres Holdings for approximately $178.3 million, including working capital adjustments, and we used the proceeds from the sale to repay amounts outstanding under the Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$245.9	$222.5
Net cash used in investing activities	$(70.4)	$(179.7)
Net cash used in financing activities	$(174.4)	$(44.2)

Operating Activities

Our cash flows from operating activities increased by approximately $23.4 million during the three months March 31, 2023 compared to the same period in 2022. The net increase was primarily driven by our gathering and processing operations acquired in the Williston and Delaware Basins during 2022, partially offset by a reduction in operating cash flows from our Barnett and Marcellus operations which were divested during 2022. In addition, our general and administrative expenses decreased during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022.

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

Our growth and reimbursable capital expenditures during the year will increase the services we can provide to our customers and the operating efficiencies of our systems. We expect to finance our capital expenditures with a combination of cash generated by our operating subsidiaries, distributions received from our equity investments and borrowings under our credit facility. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the three months ended March 31, 2023 (in millions):

Growth capital(1)	$57.9
Maintenance capital	6.9
Other(2)	2.5
Purchases of property, plant and equipment	$67.3

(1)Includes payments of approximately $21 million related to litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisition. In February 2022, we acquired Oasis Midstream, which included cash consideration of $160 million, net of cash acquired of approximately $14.9 million.

Investments in Unconsolidated Affiliates. Pursuant to our joint venture agreements with our respective equity investments, we periodically make contributions to our equity investments to fund their expansion projects and for other operating purposes. During the three months ended March 31, 2023 and 2022, we contributed approximately $5.1 million and $14.5 million to our equity investments.

Financing Activities

The following equity and debt transactions impacted our financing activities during the three months ended March 31, 2023 compared to the same period in 2022:

•During the three months ended March 31, 2023, distributions to our partners increased by approximately $8 million compared to the same period in 2022, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with our strategic transactions during 2022, as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit;
•During the three months ended March 31, 2023, we received approximately $592.5 million from the issuance of the 2031 Senior Notes;
•During the three months ended March 31, 2022, we borrowed amounts under the Crestwood Midstream credit facility to (i) fund $160.0 million of cash consideration paid in conjunction with the merger with Oasis Midstream; and (ii) to repay approximately $218.4 million outstanding under the credit facility acquired in conjunction with the merger with Oasis Midstream; and
•During the three months ended March 31, 2023, our other debt-related transactions resulted in net repayments under our credit facilities of approximately $657.1 million compared to net repayments of approximately $100.0 million during the same period in 2022.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, Powder River Basin Industrial Complex LLC, and Tres Palacios Holdings LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as Guarantor Subsidiaries of Crestwood Midstream’s senior notes and its credit facility. For additional information regarding the Crestwood Midstream credit facility and senior notes and related guarantees, see our 2022 Annual Report on Form 10-K.

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

Summarized Combined Balance Sheet Information (in millions)

	March 31, 2023	December 31, 2022
Current assets	$483.9	$588.4
Current assets - affiliates	$1.4	$1.3
Property, plant and equipment, net	$3,806.6	$3,295.8
Non-current assets	$1,004.5	$1,012.9
Current liabilities	$450.5	$466.1
Current liabilities - affiliates	$3.4	$41.5
Long-term debt, less current portion	$3,314.5	$3,171.5
Non-current liabilities	$195.8	$147.6

Summarized Combined Statement of Operations Information (in millions)

Three Months Ended March 31, 2023
Revenues	$1,242.8
Revenues - affiliates	$0.6
Cost of products/services sold	$992.3
Cost of products/services sold - affiliates	$5.5
Operations and maintenance expenses(1)	$51.2
General and administrative expenses(2)	$30.2
Operating income	$97.8
Net income	$41.8

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three months ended March 31, 2023, we charged $5.0 million to our affiliates under these agreements.
(2)    Includes $8.9 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2022 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2022 to March 31, 2023.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements, of this Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, see Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

4.1
Indenture, dated as of January 19, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors names therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crestwood Equity Partners LP’s Form 8-K on January 19, 2023)

4.2	Form of 7.375% Senior Note due 2031 (included in Exhibit 4.1)

*4.3
Sixth Supplemental Indenture, dated as of February 13, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.

*4.4
Third Supplemental Indenture, dated as of February 13, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.

*4.5
Third Supplemental Indenture, dated as of February 13, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.

*4.6	Third Supplemental Indenture, dated February 13, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and Regions Bank, as trustee.

*4.7
Supplemental Indenture, dated as of February 13, 2023, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.

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

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	May 4, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 4, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)