Form 10-Q
period 2023-06-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2023-08-03
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 28, 2023).

Crestwood Equity Partners LP	105,242,300
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$7.7	$7.5
Accounts receivable, less allowance for doubtful accounts of $0.3 and $0.5 at June 30, 2023 and December 31, 2022	297.1	432.2
Inventory	98.3	122.6
Assets from price risk management activities	84.7	72.8
Prepaid expenses and other current assets	11.1	18.7
Total current assets	498.9	653.8
Property, plant and equipment	5,444.7	5,353.2
Less: accumulated depreciation	948.4	822.8
Property, plant and equipment, net	4,496.3	4,530.4
Intangible assets	1,306.3	1,306.3
Less: accumulated amortization	334.6	300.7
Intangible assets, net	971.7	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	28.3	24.4
Investments in unconsolidated affiliates	77.8	119.5
Other non-current assets	10.5	10.3
Total assets	$6,306.5	$6,567.0
Liabilities and capital
Current liabilities:
Accounts payable	$197.6	$305.5
Accrued expenses and other liabilities	157.3	180.8
Liabilities from price risk management activities	9.2	23.9
Total current liabilities	364.1	510.2
Long-term debt, less current portion	3,259.1	3,378.3
Other long-term liabilities	326.5	333.4
Deferred income taxes	3.4	3.5
Total liabilities	3,953.1	4,225.4
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.2	434.4
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (105,240,138 and 104,646,374 common units issued and outstanding at June 30, 2023 and December 31, 2022)	1,307.2	1,295.2
Preferred units (71,257,445 units issued and outstanding at both June 30, 2023 and December 31, 2022)	612.0	612.0
Total partners’ capital	1,919.2	1,907.2
Total liabilities and capital	$6,306.5	$6,567.0
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenues	$880.0	$1,215.0	$2,002.3	$2,605.5
Product revenues - related party (Note 15)	—	78.9	—	139.5
Service revenues	141.2	98.8	282.0	194.4
Service revenues - related party (Note 15)	—	55.3	—	92.4
Total revenues	1,021.2	1,448.0	2,284.3	3,031.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	779.0	1,094.0	1,770.0	2,384.8
Product costs - related party (Note 15)	0.1	113.1	0.5	181.6
Service costs	5.5	6.1	11.5	11.2
Total costs of products/services sold	784.6	1,213.2	1,782.0	2,577.6

Operating expenses and other:
Operations and maintenance	53.2	46.6	109.8	89.0
General and administrative	25.0	26.5	56.6	69.9
Depreciation, amortization and accretion	81.1	80.6	162.5	155.4
Loss on long-lived assets, net	1.8	7.2	2.2	11.0
	161.1	160.9	331.1	325.3
Operating income	75.5	73.9	171.2	128.9
Earnings from unconsolidated affiliates, net	132.4	6.0	134.1	9.0
Interest and debt expense, net	(55.4)	(40.1)	(111.0)	(76.2)
Other income (expense), net	—	(0.1)	0.1	0.2
Income before income taxes	152.5	39.7	194.4	61.9
Provision for income taxes	(0.6)	(0.3)	(0.9)	(0.3)
Net income	151.9	39.4	193.5	61.6
Net income attributable to non-controlling partner	10.3	10.3	20.5	20.5
Net income attributable to Crestwood Equity Partners LP	141.6	29.1	173.0	41.1
Net income attributable to preferred units	15.0	15.0	30.0	30.0
Net income attributable to partners	$126.6	$14.1	$143.0	$11.1

Net income per limited partner unit: (Note 12)
Basic	$1.20	$0.14	$1.36	$0.12
Diluted	$1.16	$0.14	$1.31	$0.11
Weighted-average limited partners’ units outstanding:
Basic	105.3	98.0	105.2	92.0
Dilutive	4.1	4.6	4.2	4.7
Diluted	109.4	102.6	109.4	96.7

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2022	71.3	$612.0	104.6	$1,295.2	$1,907.2
Distributions to partners	—	(15.0)	—	(68.9)	(83.9)
Unit-based compensation	—	—	1.1	11.8	11.8
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.8)	(14.8)
Other	—	—	0.1	1.6	1.6
Net income	—	15.0	—	16.4	31.4
Balance at March 31, 2023	71.3	$612.0	105.3	$1,241.3	$1,853.3
Distributions to partners	—	(15.0)	—	(68.9)	(83.9)
Unit-based compensation	—	—	—	9.2	9.2
Taxes paid for unit-based compensation vesting	—	—	(0.1)	(0.8)	(0.8)
Other	—	—	—	(0.2)	(0.2)
Net income	—	15.0	—	126.6	141.6
Balance at June 30, 2023	71.3	$612.0	105.2	$1,307.2	$1,919.2

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)	—	—	33.8	930.0	930.0
Unit-based compensation	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	$612.0	98.0	$1,354.0	$1,966.0
Distributions to partners	—	(15.0)	—	(64.2)	(79.2)
Unit-based compensation	—	—	—	8.6	8.6
Taxes paid for unit-based compensation vesting	—	—	—	(0.7)	(0.7)
Other	—	—	—	(0.4)	(0.4)
Net income	—	15.0	—	14.1	29.1
Balance at June 30, 2022	71.3	$612.0	98.0	$1,311.4	$1,923.4

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$193.5	$61.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	162.5	155.4
Amortization of debt-related deferred costs and fair value adjustment	1.6	1.2
Unit-based compensation	19.2	17.2
Loss on long-lived assets, net	2.2	11.0
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(133.2)	(0.2)
Deferred income taxes	—	(0.1)
Other	(0.1)	(0.1)
Changes in operating assets and liabilities	21.4	6.0
Net cash provided by operating activities	267.1	252.0
Investing activities
Acquisition, net of cash acquired (Note 3)	—	(145.1)
Purchases of property, plant and equipment	(115.7)	(78.2)
Investments in unconsolidated affiliates	(6.6)	(15.0)
Capital distributions from unconsolidated affiliates	3.1	6.2
Net proceeds from sale of assets, including equity investments	178.7	25.7
Net cash provided by (used in) investing activities	59.5	(206.4)
Financing activities
Proceeds from the issuance of long-term debt	1,606.2	1,649.8
Payments on long-term debt	(1,717.9)	(1,470.8)
Payments on finance leases	(1.4)	(30.4)
Payments for deferred financing costs	(9.2)	(1.7)
Distributions to partners	(137.8)	(125.1)
Distributions to non-controlling partner	(20.7)	(20.7)
Distributions to preferred unitholders	(30.0)	(30.0)
Taxes paid for unit-based compensation vesting	(15.6)	(15.6)
Other	—	(0.6)
Net cash used in financing activities	(326.4)	(45.1)
Net change in cash	0.2	0.5
Cash at beginning of period	7.5	13.3
Cash at end of period	$7.7	$13.8
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(17.2)	$14.5

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$7.3	$7.1
Accounts receivable, less allowance for doubtful accounts of $0.3 and $0.5 at June 30, 2023 and December 31, 2022	297.0	432.2
Inventory	98.3	122.6
Assets from price risk management activities	84.7	72.8
Prepaid expenses and other current assets	11.1	18.7
Total current assets	498.4	653.4
Property, plant and equipment	5,441.5	5,350.0
Less: accumulated depreciation	948.1	822.6
Property, plant and equipment, net	4,493.4	4,527.4
Intangible assets	1,306.3	1,306.3
Less: accumulated amortization	334.6	300.7
Intangible assets, net	971.7	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	28.3	24.4
Investments in unconsolidated affiliates	77.8	119.5
Other non-current assets	8.5	8.1
Total assets	$6,301.1	$6,561.4
Liabilities and capital
Current liabilities:
Accounts payable	$197.6	$305.4
Accrued expenses and other liabilities	156.5	179.5
Liabilities from price risk management activities	9.2	23.9
Total current liabilities	363.3	508.8
Long-term debt, less current portion	3,259.1	3,378.3
Other long-term liabilities	324.8	330.3
Deferred income taxes	2.4	2.3
Total liabilities	3,949.6	4,219.7
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	434.2	434.4
Partners’ capital	1,917.3	1,907.3
Total liabilities and capital	$6,301.1	$6,561.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenues	$880.0	$1,215.0	$2,002.3	$2,605.5
Product revenues - related party (Note 15)	—	78.9	—	139.5
Service revenues	141.2	98.8	282.0	194.4
Service revenues - related party (Note 15)	—	55.3	—	92.4
Total revenues	1,021.2	1,448.0	2,284.3	3,031.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	779.0	1,094.0	1,770.0	2,384.8
Product costs - related party (Note 15)	0.1	113.1	0.5	181.6
Service costs	5.5	6.1	11.5	11.2
Total costs of product/services sold	784.6	1,213.2	1,782.0	2,577.6

Operating expenses and other:
Operations and maintenance	53.2	46.6	109.8	89.0
General and administrative	23.6	25.0	53.8	66.7
Depreciation, amortization and accretion	81.1	83.0	162.4	161.2
Loss on long-lived assets, net	1.8	60.5	2.2	64.3
	159.7	215.1	328.2	381.2
Operating income	76.9	19.7	174.1	73.0
Earnings from unconsolidated affiliates, net	132.4	6.0	134.1	9.0
Interest and debt expense, net	(55.4)	(40.1)	(111.0)	(76.2)
Income (loss) before income taxes	153.9	(14.4)	197.2	5.8
Provision for income taxes	(0.5)	(0.2)	(0.8)	(0.2)
Net income (loss)	153.4	(14.6)	196.4	5.6
Net income attributable to non-controlling partner	10.3	10.3	20.5	20.5
Net income (loss) attributable to Crestwood Midstream Partners LP	$143.1	$(24.9)	$175.9	$(14.9)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2022	$1,907.3
Distributions to partners	(85.9)
Unit-based compensation	11.8
Taxes paid for unit-based compensation vesting	(14.8)
Net income	32.8
Balance at March 31, 2023	$1,851.2
Distributions to partners	(85.4)
Unit-based compensation	9.2
Taxes paid for unit-based compensation vesting	(0.8)
Net income	143.1
Balance at June 30, 2023	$1,917.3

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	$2,092.4
Distributions to partners	(81.6)
Unit-based compensation	8.6
Taxes paid for unit-based compensation vesting	(0.7)
Net loss	(24.9)
Balance at June 30, 2022	$1,993.8

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$196.4	$5.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	162.4	161.2
Amortization of debt-related deferred costs and fair value adjustment	1.6	1.2
Unit-based compensation	19.2	17.2
Loss on long-lived assets, net	2.2	64.3
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(133.2)	(0.2)
Deferred income taxes	0.1	0.1
Other	(0.1)	(0.1)
Changes in operating assets and liabilities	22.0	5.9
Net cash provided by operating activities	270.6	255.2
Investing activities
Purchases of property, plant and equipment	(115.7)	(77.5)
Investments in unconsolidated affiliates	(6.6)	(15.0)
Capital distributions from unconsolidated affiliates	3.1	6.2
Net proceeds from sale of assets, including equity investments	178.7	25.7
Net cash provided by (used in) investing activities	59.5	(60.6)
Financing activities
Proceeds from the issuance of long-term debt	1,606.2	1,649.8
Payments on long-term debt	(1,717.9)	(1,470.8)
Payments on finance leases	(1.4)	(30.4)
Payments for deferred financing costs	(9.2)	(1.7)
Contributions from partner	—	14.9
Distributions to partners	(171.3)	(319.7)
Distributions to non-controlling partner	(20.7)	(20.7)
Taxes paid for unit-based compensation vesting	(15.6)	(15.6)
Net cash used in financing activities	(329.9)	(194.2)
Net change in cash	0.2	0.4
Cash at beginning of period	7.1	12.9
Cash at end of period	$7.3	$13.3
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(17.2)	$14.5

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP (Crestwood Equity or CEQP) and Crestwood Midstream Partners LP (Crestwood Midstream or CMLP).

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2023. The financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, is unaudited. The consolidated balance sheets as of December 31, 2022 were derived from the audited balance sheets filed in our 2022 Annual Report on Form 10-K.

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

Note 3 – Acquisition and Divestitures

Oasis Merger

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

Divestitures

In July 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC for approximately $290 million, and during the three months ended June 30, 2022, Crestwood Midstream recognized a loss on long-lived assets of approximately $53.3 million, for the difference between the historical carrying value of the net assets and liabilities to be sold and the proceeds received from the sale. Crestwood Equity’s historical carrying value of the property, plant and equipment related to our Barnett Shale assets was less than the anticipated sales proceeds due to historical impairments previously recorded on the property, plant and equipment by Crestwood Equity and as a result, Crestwood Equity did not record a loss on long-lived assets during the three and six month ended June 30, 2022 related to the sale of the Barnett Shale assets.

During the three months ended June 30, 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the sale of parts inventory related to our legacy Granite Wash operations.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
CMLP
Accrued expenses	$38.8	$66.5
Accrued property taxes	7.5	8.4
Income tax payable	0.6	0.9
Interest payable	62.5	43.2
Accrued additions to property, plant and equipment	15.1	35.6
Operating leases	12.1	10.9
Finance leases	1.5	1.9
Contract liabilities	17.6	11.7
Asset retirement obligations	0.8	0.4
Total CMLP accrued expenses and other liabilities	$156.5	$179.5
CEQP
Accrued expenses	0.8	1.2
Income tax payable	—	0.1
Total CEQP accrued expenses and other liabilities	$157.3	$180.8

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
CMLP
Contract liabilities	$206.4	$212.3
Intangible liabilities, net	47.0	50.0
Asset retirement obligations	37.8	36.4
Operating leases	19.7	17.4
Other	13.9	14.2
Total CMLP other long-term liabilities	$324.8	$330.3
CEQP
Other	1.7	3.1
Total CEQP other long-term liabilities	$326.5	$333.4

Note 5 - Investments in Unconsolidated Affiliates

Tres Holdings Divestiture

On February 20, 2023, we and Brookfield Infrastructure Group (Brookfield) entered into an agreement with a subsidiary of Enbridge, Inc. to sell each of our respective interests in Tres Palacios Holdings LLC (Tres Holdings) for approximately $335 million, plus working capital adjustments. The sale was completed on April 3, 2023 and we received net cash proceeds of approximately $178 million. We recorded a gain on the sale of approximately $132 million, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations during the three and six months ended June 30, 2023.

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Crestwood Permian Basin LLC(1)	$74.6	$76.5	$0.6	$—	$0.9	$—
Tres Palacios Holdings LLC(2)	—	39.8	131.9	1.3	133.5	1.9
Powder River Basin Industrial Complex, LLC(3)	3.2	3.2	(0.1)	(0.1)	(0.3)	(0.3)
Crestwood Permian Basin Holdings LLC(4)	—	—	—	4.8	—	7.4
Total	$77.8	$119.5	$132.4	$6.0	$134.1	$9.0

(1)In July 2022, we acquired the remaining 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian), whose operations included its 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin). As of June 30, 2023, our equity in the underlying net assets of Crestwood Permian Basin was less than the carrying value of our investment balance by approximately $2.2 million. During the three and six months ended June 30, 2023, we recorded amortization of less than $0.1 million and approximately $0.1 million, respectively, related to this basis difference, which is reflected as a decrease in our earnings from unconsolidated affiliates in our consolidated statement of operations. Our Crestwood Permian Basin investment is included in our gathering and processing south segment.
(2)In April 2023, we sold our equity interest in Tres Holdings and we recorded a gain on the sale of approximately $132 million, which eliminated our $19.9 million historical basis difference between our investment balance and the equity in the underlying net assets of Tres Holdings. During the six months ended June 30, 2023, we recorded amortization of approximately $0.3 million related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations, and during the three and six months ended June 30, 2022, we recorded amortization of approximately $0.3 million and $0.6 million related to this excess basis. Our Tres Holdings investment was included in our storage and logistics segment. See Tres Holdings Divestiture above for a further discussion of the sale of our Tres Holdings equity investment.
(3)As of June 30, 2023, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(4)As discussed above, in July 2022, we acquired the remaining 50% equity interest in Crestwood Permian and as a result, we control and own 100% of the equity interests in Crestwood Permian. Our Crestwood Permian equity investment was previously included in our gathering and processing south segment.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions		Contributions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Crestwood Permian Basin	$4.0	$—	$1.2	$—
Tres Holdings	—	1.4	5.1	6.5
PRBIC	—	—	0.3	—
Crestwood Permian	—	13.6	—	8.5
Total	$4.0	$15.0	$6.6	$15.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenues	$41.1	$108.8	$186.9	$311.0
Product costs, net	$(24.3)	$3.7	$(31.5)	$51.3

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	June 30, 2023		December 31, 2022
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	81.1	84.5	67.2	70.2
Natural gas (Bcf)	17.1	17.3	44.2	48.4

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

Note 7 – Fair Value Measurements

The accounting standard for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1 — Includes inputs that are observable in active markets for identical assets or liabilities as of the reporting date such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

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

Financial Assets and Liabilities

As of June 30, 2023 and December 31, 2022, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options. Our derivative instruments that are traded on the New York Mercantile Exchange have been categorized as Level 1. Our derivative instruments also include OTC contracts, which have been categorized as Level 2.

The following tables summarize the fair value hierarchy of our financial instruments that were reflected in our consolidated balance sheets (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$10.2	$610.6	$—	$620.8	$(534.4)	$(1.7)	$84.7
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$12.8	$610.6	$—	$623.4	$(534.4)	$(1.7)	$87.3

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$7.4	$563.6	$—	$571.0	$(534.4)	$(33.1)	$3.5
Liabilities from price risk management without credit-risk-related contingent features	—	5.6	—	5.6	—	0.1	5.7
Total liabilities at fair value	$7.4	$569.2	$—	$576.6	$(534.4)	$(33.0)	$9.2

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$62.8	$474.3	$—	$537.1	$(452.1)	$(12.2)	$72.8
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$65.4	$474.3	$—	$539.7	$(452.1)	$(12.2)	$75.4

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$65.7	$420.1	$—	$485.8	$(452.1)	$(25.6)	$8.1
Liabilities from price risk management without credit-risk-related contingent features	—	11.9	—	11.9	—	3.9	15.8
Total liabilities at fair value	$65.7	$432.0	$—	$497.7	$(452.1)	$(21.7)	$23.9
(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units, which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of June 30, 2023 and December 31, 2022, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their respective carrying amounts as of June 30, 2023 and December 31, 2022, primarily due to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement. See Note 8 for a further discussion of our credit facilities.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$498.1	$493.9	$497.6	$486.7
2027 Senior Notes	$595.9	$567.5	$595.3	$556.9
February 2029 Senior Notes	$692.8	$654.6	$692.1	$642.1
April 2029 Senior Notes(1)	$474.6	$458.4	$476.7	$450.0
2031 Senior Notes	$591.3	$593.5	$—	$—

(1)    The carrying amount includes a fair value adjustment we recorded in conjunction with the merger with Oasis Midstream discussed in Note 3. For a further discussion of this fair value adjustment, see Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2023	December 31, 2022
CMLP Credit Facility	$417.4	$922.3
CPBH Credit Facility	—	206.8
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	450.0
April 2029 Senior Notes fair value adjustment, net(1)	24.6	26.7
2031 Senior Notes	600.0	—
Less: deferred financing costs, net	32.9	27.5
Total long-term debt	$3,259.1	$3,378.3

(1)In conjunction with the merger with Oasis Midstream discussed in Note 3, we assumed the April 2029 Senior Notes, and we recorded a fair value adjustment of approximately $30.7 million. We recorded a reduction to our interest and debt expense related to the amortization of the fair value adjustment of approximately $1.1 million and $2.1 million during the three and six months ended June 30, 2023 and $1.1 million and $1.8 million during the three and six months ended June 30, 2022.

Credit Facilities

CMLP Credit Facility. Crestwood Midstream’s five-year $1.75 billion revolving credit facility (the CMLP Credit Facility) is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. Subject to limited exception, the CMLP Credit Facility is guaranteed and secured by substantially all of the equity interests and assets of Crestwood Midstream’s subsidiaries, except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, PRBIC and their respective subsidiaries. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as guarantor subsidiaries of Crestwood Midstream’s credit facility and senior notes.

In conjunction with the merger with Oasis Midstream on February 1, 2022, we borrowed amounts under the CMLP Credit Facility to fund the cash paid of $160 million to Oasis Petroleum and to repay approximately $218 million of borrowings on Oasis Midstream’s credit facility, which was retired on February 1, 2022.

Under the credit agreement, Crestwood Midstream is required to maintain a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in the credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in the credit agreement) of not more than 3.50 to 1.0. At June 30, 2023, the net debt to consolidated EBITDA ratio was approximately 4.25 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 3.95 to 1.0, and the senior secured leverage ratio was 0.54 to 1.0.

At June 30, 2023, Crestwood Midstream had $967.2 million of available capacity under the CMLP Credit Facility considering the most restrictive debt covenants in the credit agreement. At June 30, 2023 and December 31, 2022, outstanding standby letters of credit under the CMLP Credit Facility were $7.9 million and $8.2 million. Borrowings under the CMLP Credit Facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 7.44% and 9.50% at June 30, 2023 and 6.28% and 8.50% at December 31, 2022. The weighted-average interest rate on outstanding borrowings as of June 30, 2023 and December 31, 2022 was 7.56% and 6.40%.

CPBH Credit Facility. In conjunction with the acquisition of the remaining 50% equity interest in Crestwood Permian in July 2022, we assumed a credit agreement entered into by CPB Subsidiary Holdings LLC, a wholly-owned subsidiary of Crestwood Permian (the CPBH Credit Facility). In January 2023, we utilized borrowings under the CMLP Credit Facility to repay and terminate the CPBH Credit Facility.

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

A jury trial concluded on June 17, 2022, and a final judgement was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgement interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. We have insurance coverage related to certain pre-judgement interest awards but have not recorded a receivable related to any potential insurance recovery at June 30, 2023. On January 9, 2023, we paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgement interest. We filed a Notice of Appeal on January 13, 2023, and we are unable to predict the ultimate outcome on the appeal related to this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2023 and December 31, 2022, we had approximately $8.9 million and $35.0 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At both June 30, 2023 and December 31, 2022, our accrual for environmental matters was less than $1.0 million and our potential exposure related to environmental matters was less than $1.0 million at June 30, 2023.

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

	CEQP		CMLP
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Self-insurance reserves(1)	$5.5	$5.6	$4.7	$4.8
(1)At June 30, 2023, CEQP and CMLP classified approximately $3.2 million and $2.7 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of June 30, 2023 and December 31, 2022, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$28.3	$24.4

Accrued expenses and other liabilities	$12.1	$10.9
Other long-term liabilities	19.7	17.4
Total operating lease liabilities	$31.8	$28.3
Finance Leases
Property, plant and equipment	$10.0	$13.6
Less: accumulated depreciation	6.0	8.9
Property, plant and equipment, net	$4.0	$4.7

Accrued expenses and other liabilities	$1.5	$1.9
Other long-term liabilities	2.4	2.7
Total finance lease liabilities	$3.9	$4.6

Lease expense. Our operating lease expense, net totaled $3.6 million and $2.3 million for the three months ended June 30, 2023 and 2022 and $7.4 million and $5.8 million for the six months ended June 30, 2023 and 2022. Our finance lease expense totaled $0.7 million and $0.9 million for the three months ended June 30, 2023 and 2022 and $1.5 million and $1.8 million for the six months ended June 30, 2023 and 2022.

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

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the six months ended June 30, 2023 and 2022 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2023
February 7, 2023	February 14, 2023	$0.655	$68.9
May 8, 2023	May 15, 2023	$0.655	68.9
			$137.8
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
May 6, 2022	May 13, 2022	$0.655	64.2
			$125.1

On July 20, 2023, we declared a distribution of $0.655 per limited partner unit to be paid on August 14, 2023 to unitholders of record on August 7, 2023 with respect to the quarter ended June 30, 2023.

Preferred Unitholders. During both the six months ended June 30, 2023 and 2022, we paid cash distributions of approximately $30 million to our preferred unitholders. On July 20, 2023, the board of directors of our general partner authorized a cash distribution of approximately $15 million to our preferred unitholders with respect to the quarter ended June 30, 2023.

Crestwood Midstream

During the six months ended June 30, 2023 and 2022, Crestwood Midstream paid cash distributions of $171.3 million and $319.7 million to its partners.

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

The following tables show the change in our non-controlling interest in subsidiary at June 30, 2023 and 2022 (in millions):

Balance at December 31, 2022	$434.4
Distributions to non-controlling partner	(20.7)
Net income attributable to non-controlling partner	20.5
Balance at June 30, 2023	$434.2

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(20.7)
Net income attributable to non-controlling partner	20.5
Balance at June 30, 2022	$434.4

In July 2023, Crestwood Niobrara paid a cash distribution of approximately $10.3 million to Jackalope Holdings with respect to the quarter ended June 30, 2023.

Other

In February 2023, Crestwood Equity issued 245,929 performance units (the February 2023 Units) under the Crestwood Equity Partners LP 2018 Long-Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of June 30, 2023, we had total unamortized compensation expense of approximately $4.9 million related to the February 2023 Units. During the three and six months ended June 30, 2023, we recognized compensation expense of $1.0 million and $1.4 million related to the February 2023 Units, which is included in general and administrative expenses on our consolidated statements of operations.

During the six months ended June 30, 2023, 161,278 performance units that were previously issued in 2020 under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 217,702 common units during the six months ended June 30, 2023 related to those performance units.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Preferred units(1)	7.1	7.1	7.1	7.1
(1)For additional information regarding the potential conversion/redemption of our preferred units, see our 2022 Annual Report on Form 10-K.

The following table shows Crestwood Equity’s common unitholders’ interest in net income and weighted-average limited partner units used in computing basic and diluted net income per limited partner unit for the three and six months ended June 30, 2023 and 2022 (in millions, except for per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common unitholders’ interest in net income	$126.6	$14.1	$143.0	$11.1
Diluted net income	$126.6	$14.1	$143.0	$11.1

Weighted-average limited partners’ units outstanding - basic	105.3	98.0	105.2	92.0
Dilutive effect of Crestwood Niobrara preferred units(1)	4.1	4.5	4.1	4.5
Dilutive effect of unit-based compensation performance units(1)	—	0.1	0.1	0.2
Weighted-average limited partners’ units outstanding - diluted	109.4	102.6	109.4	96.7

Net income per limited partner unit:
Basic	$1.20	$0.14	$1.36	$0.12
Diluted	$1.16	$0.14	$1.31	$0.11
(1)For additional information regarding the potential conversion/redemption of Crestwood Niobrara’s preferred units to CEQP common units, and additional information regarding our performance units, see our 2022 Annual Report on Form 10-K.

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

We assess the performance of our operating segments based on EBITDA, which is identified as income (loss) before debt-related costs (interest and debt expense, net), income taxes and depreciation, amortization and accretion expense. Below is a reconciliation of CEQP’s and CMLP’s net income to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net income (loss)	$151.9	$39.4	$193.5	$61.6	$153.4	$(14.6)	$196.4	$5.6
Add:
Interest and debt expense, net	55.4	40.1	111.0	76.2	55.4	40.1	111.0	76.2
Provision for income taxes	0.6	0.3	0.9	0.3	0.5	0.2	0.8	0.2
Depreciation, amortization and accretion	81.1	80.6	162.5	155.4	81.1	83.0	162.4	161.2
EBITDA	$289.0	$160.4	$467.9	$293.5	$290.4	$108.7	$470.6	$243.2

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and six months ended June 30, 2023 and 2022 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2022 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net reflected in the tables below was approximately $1.4 million and $4.9 million of our proportionate share of net interest income, income taxes, depreciation and amortization expense and gains on long-lived assets, net recorded by our equity investments for the three months ended June 30, 2023 and 2022 and $3.9 million and $9.5 million for the six months ended June 30, 2023 and 2022.

Segment EBITDA Information

	Three Months Ended June 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$238.9	$119.4	$662.9	$—	$1,021.2
Intersegment revenues, net	61.1	32.5	(93.6)	—	—
Costs of product/services sold	136.9	100.2	547.5	—	784.6
Operations and maintenance expense	26.4	15.2	11.6	—	53.2
General and administrative expense	—	—	—	23.6	23.6
Gain (loss) on long-lived assets, net	—	(1.9)	—	0.1	(1.8)
Earnings from unconsolidated affiliates, net (1)	—	0.6	131.8	—	132.4
Crestwood Midstream EBITDA	$136.7	$35.2	$142.0	$(23.5)	$290.4
Crestwood Equity
General and administrative expense	—	—	—	1.4	1.4
Crestwood Equity EBITDA	$136.7	$35.2	$142.0	$(24.9)	$289.0

(1)In April 2023, we sold our equity interest in Tres Holdings which is reflected in our storage and logistics segment. During the three months ended June 30, 2023, we recorded a gain on the sale of approximately $132 million, which is reflected as an increase in our earnings from unconsolidated affiliates.

	Three Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$279.4	$35.3	$1,133.3	$—	$1,448.0
Intersegment revenues, net	151.6	—	(151.6)	—	—
Costs of product/services sold	250.8	0.6	961.8	—	1,213.2
Operations and maintenance expense	27.5	7.6	11.5	—	46.6
General and administrative expense	—	—	—	25.0	25.0
Loss on long-lived assets, net	—	(60.4)	(0.1)	—	(60.5)
Earnings from unconsolidated affiliates, net	—	4.8	1.2	—	6.0
Crestwood Midstream EBITDA	$152.7	$(28.5)	$9.5	$(25.0)	$108.7
Crestwood Equity
General and administrative expense	—	—	—	1.5	1.5
Elimination of loss on long-lived assets(1)	—	53.3	—	—	53.3
Other expense, net	—	—	—	(0.1)	(0.1)
Crestwood Equity EBITDA	$152.7	$24.8	$9.5	$(26.6)	$160.4

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our legacy assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Note 3.

	Six Months Ended June 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$454.3	$250.3	$1,579.7	$—	$2,284.3
Intersegment revenues, net	160.1	66.7	(226.8)	—	—
Costs of product/services sold	289.3	208.7	1,284.0	—	1,782.0
Operations and maintenance expense	55.7	30.3	23.8	—	109.8
General and administrative expense	—	—	—	53.8	53.8
Gain (loss) on long-lived assets, net	0.1	(2.7)	—	0.4	(2.2)
Earnings from unconsolidated affiliates, net (1)	—	0.9	133.2	—	134.1
Crestwood Midstream EBITDA	$269.5	$76.2	$178.3	$(53.4)	$470.6
Crestwood Equity
General and administrative expense	—	—	—	2.8	2.8
Other income, net	—	—	—	0.1	0.1
Crestwood Equity EBITDA	$269.5	$76.2	$178.3	$(56.1)	$467.9

(1)In April 2023, we sold our equity interest in Tres Holdings which is reflected in our storage and logistics segment. During the six months ended June 30, 2023, we recorded a gain on the sale of approximately $132 million, which is reflected as an increase in our earnings from unconsolidated affiliates.

	Six Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$514.6	$66.0	$2,451.2	$—	$3,031.8
Intersegment revenues, net	279.0	—	(279.0)	—	—
Costs of product/services sold	456.4	—	2,121.2	—	2,577.6
Operations and maintenance expense	51.2	14.3	23.5	—	89.0
General and administrative expense	—	—	—	66.7	66.7
Loss on long-lived assets, net	—	(60.2)	(4.1)	—	(64.3)
Earnings from unconsolidated affiliates, net	—	7.4	1.6	—	9.0
Crestwood Midstream EBITDA	$286.0	$(1.1)	$25.0	$(66.7)	$243.2
Crestwood Equity
General and administrative expense	—	—	—	3.2	3.2
Elimination of loss on long-lived assets(1)	—	53.3	—	—	53.3
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$286.0	$52.2	$25.0	$(69.7)	$293.5

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our legacy assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Note 3.

Other Segment Information

	CEQP		CMLP
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Total Assets
Gathering and Processing North	$3,935.1	$4,003.6	$3,935.1	$4,003.6
Gathering and Processing South	1,451.6	1,473.0	1,451.6	1,473.0
Storage and Logistics	888.4	1,057.6	888.4	1,057.6
Corporate	31.4	32.8	26.0	27.2
Total assets	$6,306.5	$6,567.0	$6,301.1	$6,561.4

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $275.0 million and $368.2 million at June 30, 2023 and December 31, 2022, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 14 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2023	December 31, 2022
Contract assets (non-current)	$6.0	$5.4
Contract liabilities (current)(1)	$17.6	$11.7
Contract liabilities (non-current)(1)	$206.4	$212.3

(1)During the three and six months ended June 30, 2023, we recognized revenues of approximately $2.4 million and $10.4 million that were previously included in contract liabilities at December 31, 2022. The remaining change in our contract liabilities during the three and six months ended June 30, 2023 related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of June 30, 2023 (in millions):

Remainder of 2023	$32.9
2024	47.4
2025	6.6
2026	4.4
2027	2.1
Thereafter	1.1
Total	$94.5

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and six months ended June 30, 2023 and 2022 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended June 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$29.7	$4.5	$—	$—	$34.2
Crude oil	15.2	2.2	—	—	17.4
Water	46.4	8.2	—	—	54.6
Processing
Natural gas	17.4	7.3	—	—	24.7
Storage
Crude oil	0.5	—	0.1	(0.1)	0.5
NGLs	—	—	2.1	—	2.1
Pipeline
Crude oil	1.2	0.1	0.5	—	1.8
NGLs	—	5.7	—	(5.7)	—
Transportation
NGLs	—	—	4.4	—	4.4
Rail Loading
Crude oil	—	—	0.2	—	0.2
Product Sales
Natural gas	22.5	32.1	55.0	(47.8)	61.8
Crude oil	128.5	0.2	323.4	(12.7)	439.4
NGLs	36.8	92.2	235.1	(27.1)	337.0
Water	0.9	—	—	—	0.9
Other	0.3	—	0.8	(0.2)	0.9
Total Topic 606 revenues	299.4	152.5	621.6	(93.6)	979.9
Non-Topic 606 revenues	0.6	(0.6)	41.3	—	41.3
Total revenues	$300.0	$151.9	$662.9	$(93.6)	$1,021.2

	Three Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$32.9	$24.5	$—	$—	$57.4
Crude oil	14.1	1.9	—	—	16.0
Water	41.2	3.3	—	—	44.5
Processing
Natural gas	19.7	1.2	—	—	20.9
Compression
Natural gas	—	3.1	—	—	3.1
Storage
Crude oil	0.6	—	0.3	(0.1)	0.8
NGLs	—	—	1.9	—	1.9
Pipeline
Crude oil	1.5	0.3	0.4	(0.1)	2.1
NGLs	—	—	0.1	—	0.1
Transportation
NGLs	—	—	5.5	—	5.5
Product Sales
Natural gas	95.6	0.6	160.9	(73.5)	183.6
Crude oil	145.9	—	393.5	(12.9)	526.5
NGLs	77.5	—	461.2	(65.0)	473.7
Water	1.3	—	—	—	1.3
Other	0.4	—	—	—	0.4
Total Topic 606 revenues	430.7	34.9	1,023.8	(151.6)	1,337.8
Non-Topic 606 revenues	0.3	0.4	109.5	—	110.2
Total revenues	$431.0	$35.3	$1,133.3	$(151.6)	$1,448.0

	Six Months Ended June 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$63.3	$8.8	$—	$—	$72.1
Crude oil	29.4	4.1	—	—	33.5
Water	88.9	16.8	—	—	105.7
Processing
Natural gas	36.6	12.7	—	—	49.3
Storage
Crude oil	1.1	—	0.1	(0.2)	1.0
NGLs	—	—	4.3	—	4.3
Pipeline
Crude oil	2.3	0.3	0.9	—	3.5
NGLs	—	10.9	0.1	(10.9)	0.1
Transportation
NGLs	—	—	10.2	—	10.2
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	67.7	66.1	133.7	(112.8)	154.7
Crude oil	237.8	0.3	602.2	(42.7)	797.6
NGLs	83.7	198.1	639.4	(60.0)	861.2
Water	1.9	—	—	—	1.9
Other	0.6	—	0.9	(0.2)	1.3
Total Topic 606 revenues	613.3	318.1	1,392.2	(226.8)	2,096.8
Non-Topic 606 revenues	1.1	(1.1)	187.5	—	187.5
Total revenues	$614.4	$317.0	$1,579.7	$(226.8)	$2,284.3

	Six Months Ended June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$58.8	$46.9	$—	$—	$105.7
Crude oil	28.9	2.9	—	—	31.8
Water	75.9	5.5	—	—	81.4
Processing
Natural gas	34.1	2.3	—	—	36.4
Compression
Natural gas	—	6.6	—	—	6.6
Storage
Crude oil	1.1	—	0.3	(0.2)	1.2
NGLs	—	—	4.7	—	4.7
Pipeline
Crude oil	2.7	0.4	0.9	(0.1)	3.9
NGLs	—	—	0.1	—	0.1
Transportation
NGLs	—	—	11.3	—	11.3
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	159.5	0.9	259.6	(125.6)	294.4
Crude oil	274.0	—	767.5	(24.1)	1,017.4
NGLs	154.4	—	1,093.9	(129.0)	1,119.3
Water	2.9	—	—	—	2.9
Other	0.6	—	0.3	—	0.9
Total Topic 606 revenues	792.9	65.5	2,139.0	(279.0)	2,718.4
Non-Topic 606 revenues	0.7	0.5	312.2	—	313.4
Total revenues	$793.6	$66.0	$2,451.2	$(279.0)	$3,031.8

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects. For a further description of our related party agreements, see our 2022 Annual Report on Form 10-K. During the six months ended June 30, 2023, we paid approximately $0.7 million of capital expenditures to Applied Consultants, Inc., an affiliate of First Reserve.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues at CEQP and CMLP(1)	$—	$134.2	$—	$231.9
Costs of product/services sold at CEQP and CMLP(2)	$0.1	$113.1	$0.5	$181.6
Operations and maintenance expenses at CEQP and CMLP(3)	$1.2	$5.0	$3.6	$9.8
General and administrative expenses charged by CEQP to CMLP, net(4)	$8.1	$7.5	$17.0	$15.0
General and administrative expenses at CEQP and CMLP(5)	$—	$0.4	$—	$1.3

(1)Includes (i) $76.9 million and $135.9 million during the three and six months ended June 30, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Chord; (ii) $54.6 million and $91.2 million during the three and six months ended June 30, 2022 primarily related to gathering and processing services provided to a subsidiary of Chord; (iii) $2.0 million and $3.6 million during the three and six months ended June 30, 2022 related to the sale of NGLs to a subsidiary of Crestwood Permian; and (iv) $0.7 million and $1.2 million during the three and six months ended June 30, 2022 related to compressor leases with a subsidiary of Crestwood Permian.
(2)Includes (i) $0.3 million during the six months ended June 30, 2023 and $0.5 million and $1.4 million during the three and six months ended June 30, 2022 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; (ii) $0.1 million and $0.2 million during the three and six months ended June 30, 2023 related to gathering services under agreements with Crestwood Permian Basin; (iii) $41.2 million and $72.6 million during the three and six months ended June 30, 2022 primarily related to purchases of NGLs from a subsidiary of Chord; and (iv) $71.4 million and $107.6 million during the three and six months ended June 30, 2022 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the three and six months ended June 30, 2023, we charged $0.2 million and $1.5 million to Tres Holdings and $1.0 million and $2.1 million to Crestwood Permian Basin. During the three and six months ended June 30, 2022, we charged $1.1 million and $2.3 million to Tres Holdings and $3.9 million and $7.5 million to Crestwood Permian.
(4)Includes $9.2 million and $19.2 million of unit-based compensation allocated from CEQP to CMLP during the three and six months ended June 30, 2023 and $8.6 million and $17.2 million during the three and six months ended June 30, 2022. In addition, includes $1.1 million and $2.2 million of CMLP’s general and administrative costs allocated to CEQP during the three and six months ended June 30, 2023 and $1.1 million and $2.2 million during the three and six months ended June 30, 2022.
(5)Represents general and administrative expenses related to a transition services agreement with Chord.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	June 30, 2023	December 31, 2022
Accounts receivable at CEQP and CMLP	$0.4	$1.6
Accounts payable at CEQP and CMLP	$0.1	$3.0

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

On April 3, 2023, we and Brookfield sold our respective interests in Tres Holdings to a subsidiary of Enbridge, Inc. We received approximately $178 million of proceeds related to the sale, and this sale largely completes our strategic realignment of divesting non-core assets.

In 2023, we plan to continue executing on our core-asset optimization strategy. To accomplish this strategy, we have taken steps to (i) engage with our customers to maintain and grow volumes across our asset portfolio; (ii) minimize growth capital expenditures to better align with development activity by our gathering and processing customers; (iii) realign our organization to reduce operating and administrative expenses from recent acquisitions and divestitures; (iv) optimize our storage, transportation and marketing assets to take advantage of regional commodity price volatility; and (v) evaluate our debt and equity structure to preserve liquidity, further enhance balance sheet strength and lower our cost of capital. Given our efforts over the past few years to improve the Partnership’s competitive position in the businesses we operate, manage costs, improve margins and create a stronger balance sheet, we believe we are well positioned to execute our business plan.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income (loss) before debt-related costs (interest and debt expense, net), income taxes and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation, gains or losses on long-lived assets, third-party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts are not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with U.S. GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies. See our reconciliation of net income to EBITDA and Adjusted EBITDA in “Results of Operations” below.

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues	$1,021.2	$1,448.0	$2,284.3	$3,031.8	$1,021.2	$1,448.0	$2,284.3	$3,031.8
Costs of product/services sold	784.6	1,213.2	1,782.0	2,577.6	784.6	1,213.2	1,782.0	2,577.6
Operations and maintenance expense	53.2	46.6	109.8	89.0	53.2	46.6	109.8	89.0
General and administrative expense	25.0	26.5	56.6	69.9	23.6	25.0	53.8	66.7
Depreciation, amortization and accretion	81.1	80.6	162.5	155.4	81.1	83.0	162.4	161.2
Loss on long-lived assets, net	1.8	7.2	2.2	11.0	1.8	60.5	2.2	64.3
Operating income	75.5	73.9	171.2	128.9	76.9	19.7	174.1	73.0
Earnings from unconsolidated affiliates, net	132.4	6.0	134.1	9.0	132.4	6.0	134.1	9.0
Interest and debt expense, net	(55.4)	(40.1)	(111.0)	(76.2)	(55.4)	(40.1)	(111.0)	(76.2)
Other income (expense), net	—	(0.1)	0.1	0.2	—	—	—	—
Provision for income taxes	(0.6)	(0.3)	(0.9)	(0.3)	(0.5)	(0.2)	(0.8)	(0.2)
Net income (loss)	151.9	39.4	193.5	61.6	153.4	(14.6)	196.4	5.6
Add:
Interest and debt expense, net	55.4	40.1	111.0	76.2	55.4	40.1	111.0	76.2
Provision for income taxes	0.6	0.3	0.9	0.3	0.5	0.2	0.8	0.2
Depreciation, amortization and accretion	81.1	80.6	162.5	155.4	81.1	83.0	162.4	161.2
EBITDA	$289.0	$160.4	$467.9	$293.5	$290.4	$108.7	$470.6	$243.2
Unit-based compensation	9.2	8.6	19.2	17.2	9.2	8.6	19.2	17.2
Loss on long-lived assets, net	1.8	7.2	2.2	11.0	1.8	60.5	2.2	64.3
Earnings from unconsolidated affiliates, net	(132.4)	(6.0)	(134.1)	(9.0)	(132.4)	(6.0)	(134.1)	(9.0)
Adjusted EBITDA from unconsolidated affiliates, net	2.0	10.9	6.2	18.5	2.0	10.9	6.2	18.5
Change in fair value of commodity inventory-related derivative contracts	3.0	(4.9)	(0.5)	0.8	3.0	(4.9)	(0.5)	0.8
Significant transaction and environmental related costs and other items	3.3	3.5	7.6	20.5	3.3	3.5	7.6	20.5
Adjusted EBITDA	$175.9	$179.7	$368.5	$352.5	$177.3	$181.3	$371.2	$355.5

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net cash provided by operating activities	$21.2	$29.5	$267.1	$252.0	$22.6	$31.3	$270.6	$255.2
Net changes in operating assets and liabilities	91.7	106.9	(21.4)	(6.0)	91.8	106.9	(22.0)	(5.9)
Amortization of debt-related deferred costs and fair value adjustment	(0.8)	(0.4)	(1.6)	(1.2)	(0.8)	(0.4)	(1.6)	(1.2)
Interest and debt expense, net	55.4	40.1	111.0	76.2	55.4	40.1	111.0	76.2
Unit-based compensation	(9.2)	(8.6)	(19.2)	(17.2)	(9.2)	(8.6)	(19.2)	(17.2)
Loss on long-lived assets, net	(1.8)	(7.2)	(2.2)	(11.0)	(1.8)	(60.5)	(2.2)	(64.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	131.8	(0.2)	133.2	0.2	131.8	(0.2)	133.2	0.2
Deferred income taxes	—	—	—	0.1	—	(0.1)	(0.1)	(0.1)
Provision for income taxes	0.6	0.3	0.9	0.3	0.5	0.2	0.8	0.2
Other non-cash expense	0.1	—	0.1	0.1	0.1	—	0.1	0.1
EBITDA	$289.0	$160.4	$467.9	$293.5	$290.4	$108.7	$470.6	$243.2
Unit-based compensation	9.2	8.6	19.2	17.2	9.2	8.6	19.2	17.2
Loss on long-lived assets, net	1.8	7.2	2.2	11.0	1.8	60.5	2.2	64.3
Earnings from unconsolidated affiliates, net	(132.4)	(6.0)	(134.1)	(9.0)	(132.4)	(6.0)	(134.1)	(9.0)
Adjusted EBITDA from unconsolidated affiliates, net	2.0	10.9	6.2	18.5	2.0	10.9	6.2	18.5
Change in fair value of commodity inventory-related derivative contracts	3.0	(4.9)	(0.5)	0.8	3.0	(4.9)	(0.5)	0.8
Significant transaction and environmental related costs and other items	3.3	3.5	7.6	20.5	3.3	3.5	7.6	20.5
Adjusted EBITDA	$175.9	$179.7	$368.5	$352.5	$177.3	$181.3	$371.2	$355.5

Segment Results

The following tables and discussion are a summary of EBITDA by segment for the three and six months ended June 30, 2023 compared to the same periods in 2022 (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$238.9	$119.4	$662.9	$279.4	$35.3	$1,133.3
Intersegment revenues	61.1	32.5	(93.6)	151.6	—	(151.6)
Costs of product/services sold	136.9	100.2	547.5	250.8	0.6	961.8
Operations and maintenance expenses	26.4	15.2	11.6	27.5	7.6	11.5
Gain (loss) on long-lived assets, net	—	(1.9)	—	—	(60.4)	(0.1)
Earnings from unconsolidated affiliates, net	—	0.6	131.8	—	4.8	1.2
Crestwood Midstream EBITDA	$136.7	$35.2	$142.0	$152.7	$(28.5)	$9.5
Elimination of loss on long-lived assets(1)	—	—	—	—	53.3	—
Crestwood Equity EBITDA	$136.7	$35.2	$142.0	$152.7	$24.8	$9.5

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our legacy assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Item 1. Financial Statements, Note 3.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$454.3	$250.3	$1,579.7	$514.6	$66.0	$2,451.2
Intersegment revenues	160.1	66.7	(226.8)	279.0	—	(279.0)
Costs of product/services sold	289.3	208.7	1,284.0	456.4	—	2,121.2
Operations and maintenance expenses	55.7	30.3	23.8	51.2	14.3	23.5
Gain (loss) on long-lived assets, net	0.1	(2.7)	—	—	(60.2)	(4.1)
Earnings from unconsolidated affiliates, net	—	0.9	133.2	—	7.4	1.6
Crestwood Midstream EBITDA	$269.5	$76.2	$178.3	$286.0	$(1.1)	$25.0
Elimination of loss on long-lived assets(1)	—	—	—	—	53.3	—
Crestwood Equity EBITDA	$269.5	$76.2	$178.3	$286.0	$52.2	$25.0

(1)Represents the elimination of the loss on long-lived assets recorded by CMLP related to the sale of our legacy assets in the Barnett Shale. For a further discussion of this loss on long-lived assets, see Item 1. Financial Statements, Note 3.

Gathering and Processing North

EBITDA for our gathering and processing north segment decreased by approximately $16.0 million and $16.5 million during the three and six months ended June 30, 2023 compared to the same periods in 2022. Our gathering and processing north segment’s revenues decreased by approximately $131.0 million and $179.2 million during the three and six months ended June 30, 2023 compared to the same periods in 2022, while our costs of product/services sold decreased by approximately $113.9 million and $167.1 million during those same periods.

During the three and six months ended June 30, 2023, the average commodity prices received by our Arrow operations on natural gas, NGLs and crude oil it purchases and sells pursuant to its agreements decreased by more than 50%, 40% and 30%, respectively, compared to the same periods in 2022, which largely contributed to the decrease in our gathering and processing north segment’s revenues and costs of product/services sold period over period. We manage our company-wide oil, natural gas and NGL commodity exposures through price risk management activities conducted by our storage and logistics segment, which is further described under Storage and Logistics below. In addition, Arrow’s natural gas gathering and processing volumes decreased by approximately 4% and 5%, respectively, during the three months ended June 30, 2023 and during the six months ended June 30, 2023, Arrow’s natural gas gathering and processing volumes decreased by approximately 7% and 8%, respectively, compared to the same periods in 2022. These decreases were primarily due to downtime experienced by our producer customers related to maintenance and completion activity associated with new well connections and unusual weather conditions experienced at the end of 2022 and into early 2023.

Our Rough Rider operations acquired in conjunction with the merger with Oasis Midstream in February 2022 also experienced a decrease in its natural gas gathering and processing volumes of approximately 4% and 6%, respectively, during the three months ended June 30, 2023 compared to the same period in 2022 due to reduced gas onloads from our customers. During the six months ended June 30, 2023, our Rough Rider operations experienced an increase in its natural gas gathering and processing volumes of approximately 17% and 13% respectively, compared to the same period in 2022 due to the full contribution from these operations during the six months ended June 30, 2023. Our Rough Rider operations’ crude oil and water gathering volumes increased by approximately 43% and 18%, respectively, during the three months ended June 30, 2023 and during the six months ended June 30, 2023, Rough Rider’s crude oil and water gathering volumes increased by approximately 82% and 28%, respectively, compared to the same periods in 2022. These increases were due to placing in service a three-product gathering system, increased activity from our producer customers related to new well connections and the full contribution from these operations during the six months ended June 30, 2023.

Our gathering and processing north segment’s operations and maintenance expenses decreased by approximately $1.1 million during the three months ended June 30, 2023 compared to the same period in 2022, primarily due to operating synergies achieved in conjunction with the merger with Oasis Midstream. Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $4.5 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to our Rough Rider operations acquired in conjunction with the merger with Oasis Midstream in February 2022.

Gathering and Processing South

EBITDA for CMLP’s gathering and processing south segment increased by approximately $63.7 million and $77.3 million during the three and six months ended June 30, 2023 compared to the same periods in 2022. Our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses increased by approximately $116.6 million, $99.6 million, and $7.6 million, respectively, during the three months ended June 30, 2023 and approximately $251.0 million, $208.7 million, and $16.0 million, respectively, during the six months ended June 30, 2023 compared to the same periods in 2022. These increases were primarily driven by the impact of the acquisitions in July 2022 of Sendero Midstream Partners LP and the remaining 50% equity interest in Crestwood Permian, which increased our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses by approximately $149.9 million, $102.6 million and $14.7 million, respectively during the three months ended June 30, 2023 and approximately $312.8 million, $211.9 million, and $29.9 million, respectively, during the six months ended June 30, 2023.

Partially offsetting the increases described above were the divestitures of our Barnett and Marcellus legacy, non-core operations during 2022, which decreased our gathering and processing south segment’s revenues and operations and maintenance expenses by approximately $29.6 million and $7.4 million, respectively, during the three months ended June 30, 2023, and approximately $57.2 million and $14.0 million, respectively, during the six months ended June 30, 2023 compared to the same periods in 2022.

Also impacting CMLP’s gathering and processing south segment’s EBITDA during the three and six months ended June 30, 2022 was a loss on long-lived assets of approximately $53.3 million related to the divestiture of our Barnett operations, which is further discussed in Item 1. Financial Statements, Note 3. CMLP also recognized a loss on long-lived assets of approximately $7.0 million during the three months ended June 30, 2022 related to the sale of parts inventory related to our legacy Granite Wash operations.

CMLP’s gathering and processing south segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $4.2 million and $6.5 million during the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to the consolidation of our Crestwood Permian equity investment as a result of acquiring the remaining 50% equity interest in Crestwood Permian in July 2022.

EBITDA for CEQP’s gathering and processing south segment increased by approximately $10.4 million and $24.0 million during the three and six months ended June 30, 2023 compared to the same periods in 2022. The change in CEQP’s gathering and processing south segment’s EBITDA period over period was due to the factors discussed above for CMLP. However, CEQP did not record a loss on long-lived assets during the three months ended June 30, 2022 related to the divestiture of our Barnett operations due to historical impairments previously recorded by CEQP on Barnett’s long-lived assets, which is further discussed in Item 1. Financial Statements, Note 3.

Storage and Logistics

EBITDA for our storage and logistics segment increased by approximately $132.5 million and $153.3 million during the three and six months ended June 30, 2023 compared to the same periods in 2022. Our EBITDA for the three and six months ended June 30, 2023 was impacted by a $132 million increase to the equity earnings from our Tres Holdings equity method investment as a result of recording a gain on the sale of the equity method investment as further discussed below.

Our storage and logistics segment’s revenues decreased by $412.4 million and $819.3 million during the three and six months ended June 30, 2023 compared to the same periods in 2022, and our costs of product/services sold decreased by $414.3 million and $837.2 million during those same periods.

Our NGL marketing and logistics operations experienced a decrease in revenues of approximately $261.9 million and $520.9 million during the three and six months ended June 30, 2023 compared to the same periods in 2022, and a decrease in costs of product/services sold of approximately $269.1 million and $546.0 million during those same periods. These decreases were primarily driven by lower NGL prices during 2023 as a result of overall decreases in commodity prices during 2023 compared to 2022. Our NGL marketing and logistics operations’ costs of product/services sold decreased more than its revenues primarily due to the increased demand for our storage and terminalling services during early 2023 due to unusual winter weather conditions in the Midwest and East Coast and the impact of commodity prices on our assets and liabilities from price risk management activities that manage our company-wide crude oil, natural gas and NGL commodity price exposures. Included in our costs of product/services sold was a gain of $24.3 million and $31.5 million during the three and six months ended June 30,

2023, and a loss of $3.7 million and $51.3 million during the three and six months ended June 30, 2022 related to our price risk management activities, which were also driven by the decreasing commodity prices described above.

Our crude oil and natural gas marketing operations experienced a decrease in its revenues of approximately $151.0 million and $298.3 million during the three and six months ended June 30, 2023, compared to the same periods in 2022, and a decrease in product costs of approximately $145.2 million and $291.3 million during those same periods. These decreases were primarily driven by lower crude oil purchases and sales as a result of decreases in commodity prices during 2023 compared to 2022.

Our storage and logistics segment’s EBITDA during the six months ended June 30, 2022 was impacted by a loss on long-lived assets of approximately $4.1 million primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business.

Our storage and logistics segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $130.6 million and $131.6 million during the three and six months ended June 30, 2023 compared to the same periods in 2022. On April 3, 2023, we and Brookfield sold our respective interests in Tres Holdings to a subsidiary of Enbridge, Inc. We recorded a gain on the sale of approximately $132 million as an increase to the equity earnings from our Tres Holding equity method investment. Aside from recording the gain on the sale, our earnings from our Tres Holdings equity investment were relatively flat during the six months ended June 30, 2023 compared to the same period in 2022. For a further discussion of the sale of our Tres Holding equity investment, see Item 1. Financial Statements, Note 5.

Other EBITDA Results

General and Administrative Expenses. During the three and six months ended June 30, 2023, our general and administrative expenses decreased by approximately $1 million and $13 million compared to the same periods in 2022, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended June 30, 2023, CMLP’s depreciation, amortization and accretion expense decreased primarily due to the divestitures of our legacy Barnett and Marcellus operations in 2022, partially offset by our acquisitions during 2022. During the three months ended June 30, 2023, CEQP’s depreciation, amortization and accretion expense was relatively flat. During the six months ended June 30, 2023, CEQP’s and CMLP’s depreciation, amortization and accretion expense increased compared to the same period in 2022, primarily due to our acquisitions during 2022, partially offset by the divestitures of our legacy Barnett and Marcellus operations in 2022.

Interest and Debt Expense, Net. During the three and six months ended June 30, 2023, our interest and debt expense, net increased by approximately $15 million and $35 million compared to the same periods in 2022, primarily due to the 2031 Senior Notes issued in January 2023 and higher interest rates on borrowings under the CMLP Credit Facility during 2023 compared to 2022.

The following table provides a summary of our interest and debt expense, net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Credit facilities	$8.8	$5.3	$20.4	$8.7
Senior notes	46.2	35.1	90.3	67.2
Other, net	1.1	0.4	2.1	1.3
Gross interest and debt expense	56.1	40.8	112.8	77.2
Less: capitalized interest	0.7	0.7	1.8	1.0
Interest and debt expense, net	$55.4	$40.1	$111.0	$76.2

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

We make quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. We also pay quarterly cash distributions of approximately $15 million to our preferred unitholders and quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. The $434.2 million of preferred securities issued to Crestwood Niobrara’s non-controlling partner are redeemable by us and are also redeemable by the non-controlling partner beginning in January 2024, and we believe we have adequate borrowing capacity under the Crestwood Midstream credit facility along with adequate other potential sources of capital to fund any such potential redemption.

On July 20, 2023, we declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the second quarter of 2023, which will be paid on August 14, 2023. Our Board of Directors evaluates the level of distributions to our common and preferred unitholders every quarter and considers a wide range of strategic, commercial, operational and financial factors, including current and projected operating cash flows. We believe our operating cash flows will exceed cash distributions to our partners, preferred unitholders and non-controlling partner, and as a result, we will have adequate operating cash flows as a source of liquidity for our growth capital expenditures.

As of June 30, 2023, we had $967.2 million of available capacity under the Crestwood Midstream credit facility, considering the most restrictive debt covenants in the credit agreement. As of June 30, 2023, we were in compliance with all of our debt covenants applicable to our credit facility and senior notes. See Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facility.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In January 2023, Crestwood Midstream issued $600 million of 7.375% unsecured senior notes due 2031 (the 2031 Senior Notes). We used the net proceeds from the issuance of the 2031 Senior Notes to repay borrowings under the Crestwood Midstream credit facility and to repay all outstanding borrowings under the Crestwood Permian credit facility, which was terminated in January 2023. In April 2023, we sold our 50% equity interest in Tres Holdings for approximately $178 million, including working capital adjustments, and we used the proceeds from the sale to repay amounts outstanding under the Crestwood Midstream credit facility.

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$267.1	$252.0
Net cash provided by (used in) investing activities	$59.5	$(206.4)
Net cash used in financing activities	$(326.4)	$(45.1)

Operating Activities

Our cash flows from operating activities increased by approximately $15.1 million during the six months ended June 30, 2023 compared to the same period in 2022. The net increase was primarily driven by our gathering and processing operations acquired in the Delaware Basin during 2022, partially offset by a reduction in operating cash flows from our Barnett and Marcellus operations which were divested during 2022. In addition, our general and administrative expenses decreased during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2023 (in millions):

Growth capital(1)	$93.7
Maintenance capital	15.3
Other(2)	6.7
Purchases of property, plant and equipment	$115.7

(1)Includes payments of approximately $21 million related to litigation on the construction of the Bear Den II cryogenic processing plant.
(2)Represents purchases of property, plant and equipment that are reimbursable by third parties.

Acquisition and Divestiture. In February 2022, we acquired Oasis Midstream, which included cash consideration of $160 million, net of cash acquired of approximately $14.9 million. In April 2023, we sold our 50% equity interest in Tres Holdings for approximately $178.4 million.

Investments in Unconsolidated Affiliates. Pursuant to our joint venture agreements with our respective equity investments, we periodically make contributions to our equity investments to fund their expansion projects and for other operating purposes. During the six months ended June 30, 2023 and 2022, we contributed approximately $6.6 million and $15.0 million to our equity investments.

Financing Activities

The following equity and debt transactions impacted our financing activities during the six months ended June 30, 2023 compared to the same period in 2022:

•During the six months ended June 30, 2023, distributions to our partners increased by approximately $12.7 million compared to the same period in 2022, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with our strategic transactions during 2022 as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit beginning in the second quarter of 2022;
•During the six months ended June 30, 2023, we received approximately $592.5 million from the issuance of the 2031 Senior Notes;
•During the six months ended June 30, 2022, payments under our finance leases increased primarily due to an option we exercised to purchase crude oil railcars under certain of our finance leases;
•During the six months ended June 30, 2022, we borrowed amounts under the Crestwood Midstream credit facility to (i) fund $160.0 million of cash consideration paid in conjunction with the merger with Oasis Midstream; and (ii) to repay approximately $218.4 million outstanding under the credit facility acquired in conjunction with the merger with Oasis Midstream; and
•During the six months ended June 30, 2023, our other debt-related transactions resulted in net repayments under our credit facilities of approximately $713.4 million compared to net borrowings of approximately $17.3 million during the same period in 2022.

Guarantor Summarized Financial Information

Crestwood Midstream and Crestwood Midstream Finance Corp. are issuers of our debt securities (the Issuers). Crestwood Midstream is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Crestwood Midstream Finance Corp. is Crestwood Midstream’s 100% owned subsidiary and has no material assets or operations other than those related to its service as co-issuer of our senior notes. Obligations under Crestwood Midstream’s senior notes and its credit facility are jointly and severally guaranteed by substantially all of its subsidiaries (collectively, the Guarantor Subsidiaries), except for Crestwood Infrastructure Holdings LLC, Crestwood Niobrara LLC, and Powder River Basin Industrial Complex LLC and their respective subsidiaries (collectively, Non-Guarantor Subsidiaries). The assets and credit of our Non-Guarantor Subsidiaries are not available to satisfy the debts of the Issuers or Guarantor Subsidiaries, and the liabilities of our Non-Guarantor Subsidiaries do not constitute obligations of the Issuers or Guarantor Subsidiaries. In January 2023, Crestwood Permian and certain of its subsidiaries were designated as Guarantor Subsidiaries of Crestwood Midstream’s senior notes and its credit facility. For additional information regarding the Crestwood Midstream credit facility and senior notes and related guarantees, see our 2022 Annual Report on Form 10-K.

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

Summarized Combined Balance Sheet Information (in millions)

	June 30, 2023	December 31, 2022
Current assets	$479.5	$588.4
Current assets - affiliates	$1.3	$1.3
Property, plant and equipment, net	$3,797.9	$3,295.8
Non-current assets	$996.5	$1,012.9
Current liabilities	$355.3	$466.1
Current liabilities - affiliates	$2.9	$41.5
Long-term debt, less current portion	$3,259.1	$3,171.5
Non-current liabilities	$198.2	$147.6

Summarized Combined Statement of Operations Information (in millions)

Six Months Ended June 30, 2023
Revenues	$2,247.7
Revenues - affiliates	$0.8
Cost of products/services sold	$1,773.1
Cost of products/services sold - affiliates	$9.4
Operations and maintenance expenses(1)	$99.7
General and administrative expenses(2)	$53.8
Operating income	$178.7
Net income	$66.8

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the six months ended June 30, 2023, we charged $8.8 million to our affiliates under these agreements.
(2)    Includes $17.0 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate, commodity price, market and credit risks are discussed in our 2022 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2022 to June 30, 2023.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2023, none of our directors of officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.1	2023 Second Omnibus Amendment to Employment Agreements dated January 1, 2023.

*10.2	Amendment to Employment Agreement between Crestwood Operations LLC and Diaco Aviki dated June 30, 2023.

*10.3	Amendment to Employment Agreement between Crestwood Operations LLC and John Black dated June 30, 2023.

*10.4	Third Amendment to the Crestwood Equity Partners LP 2018 Long-Term Incentive Plan

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	August 3, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 3, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)