Form 10-Q
period 2023-09-30
Crestwood Equity Partners LP; Crestwood Midstream Partners LP
filed 2023-11-02
CIK 1136352, 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Crestwood Equity Partners LP	☐
Crestwood Midstream Partners LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Crestwood Equity Partners LP	Yes	☐	No	☒
Crestwood Midstream Partners LP	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 27, 2023).

Crestwood Equity Partners LP	105,098,724
Crestwood Midstream Partners LP	None

Crestwood Midstream Partners LP, as a wholly-owned subsidiary of a reporting company, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format as permitted by such instruction.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit information)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$23.8	$7.5
Accounts receivable, less allowance for doubtful accounts of $0.5 at both September 30, 2023 and December 31, 2022	350.1	432.2
Inventory	179.9	122.6
Assets from price risk management activities	38.0	72.8
Prepaid expenses and other current assets	8.5	18.7
Total current assets	600.3	653.8
Property, plant and equipment	5,467.5	5,353.2
Less: accumulated depreciation	999.6	822.8
Property, plant and equipment, net	4,467.9	4,530.4
Intangible assets	1,234.6	1,306.3
Less: accumulated amortization	277.9	300.7
Intangible assets, net	956.7	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	23.3	24.4
Investments in unconsolidated affiliates	77.1	119.5
Other non-current assets	11.5	10.3
Total assets	$6,359.8	$6,567.0
Liabilities and capital
Current liabilities:
Accounts payable	$256.9	$305.5
Accrued expenses and other liabilities	183.6	180.8
Liabilities from price risk management activities	17.6	23.9
Total current liabilities	458.1	510.2
Long-term debt, less current portion	3,302.5	3,378.3
Other long-term liabilities	323.4	333.4
Deferred income taxes	3.4	3.5
Total liabilities	4,087.4	4,225.4
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	456.0	434.4
Partners’ capital:
Crestwood Equity Partners LP partners’ capital (105,099,889 and 104,646,374 common units issued and outstanding at September 30, 2023 and December 31, 2022)	1,204.4	1,295.2
Preferred units (71,257,445 units issued and outstanding at both September 30, 2023 and December 31, 2022)	612.0	612.0
Total partners’ capital	1,816.4	1,907.2
Total liabilities and capital	$6,359.8	$6,567.0
See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per unit data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenues	$989.2	$1,332.8	$2,991.5	$3,938.3
Product revenues - related party (Note 15)	—	83.2	—	222.7
Service revenues	150.2	92.4	432.2	286.8
Service revenues - related party (Note 15)	—	57.6	—	150.0
Total revenues	1,139.4	1,566.0	3,423.7	4,597.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	898.1	1,228.6	2,668.1	3,613.4
Product costs - related party (Note 15)	—	51.3	0.5	232.9
Service costs	3.5	6.9	15.0	18.1
Total costs of products/services sold	901.6	1,286.8	2,683.6	3,864.4

Operating expenses and other:
Operations and maintenance	56.9	55.0	166.7	144.0
General and administrative	30.2	33.9	86.8	103.8
Depreciation, amortization and accretion	80.2	86.9	242.7	242.3
Loss on long-lived assets, net	2.6	175.9	4.8	186.9
Gain on acquisition	—	(75.3)	—	(75.3)
	169.9	276.4	501.0	601.7
Operating income	67.9	2.8	239.1	131.7
Earnings from unconsolidated affiliates, net	1.1	3.2	135.2	12.2
Interest and debt expense, net	(56.9)	(47.6)	(167.9)	(123.8)
Other income, net	0.2	—	0.3	0.2
Income (loss) before income taxes	12.3	(41.6)	206.7	20.3
Provision for income taxes	(0.2)	(1.4)	(1.1)	(1.7)
Net income (loss)	12.1	(43.0)	205.6	18.6
Net income attributable to non-controlling partner	32.1	10.3	52.6	30.8
Net income (loss) attributable to Crestwood Equity Partners LP	(20.0)	(53.3)	153.0	(12.2)
Net income attributable to preferred units	15.1	15.0	45.1	45.0
Net income (loss) attributable to partners	$(35.1)	$(68.3)	$107.9	$(57.2)

Net income (loss) per limited partner unit: (Note 12)
Basic	$(0.33)	$(0.64)	$1.03	$(0.59)
Diluted	$(0.33)	$(0.64)	$0.99	$(0.59)
Weighted-average limited partners’ units outstanding:
Basic	105.2	107.1	105.2	97.1
Dilutive	—	—	3.9	—
Diluted	105.2	107.1	109.1	97.1

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2022	71.3	$612.0	104.6	$1,295.2	$1,907.2
Distributions to partners	—	(15.0)	—	(68.9)	(83.9)
Unit-based compensation	—	—	1.1	11.8	11.8
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.8)	(14.8)
Other	—	—	0.1	1.6	1.6
Net income	—	15.0	—	16.4	31.4
Balance at March 31, 2023	71.3	$612.0	105.3	$1,241.3	$1,853.3
Distributions to partners	—	(15.0)	—	(68.9)	(83.9)
Unit-based compensation	—	—	—	9.2	9.2
Taxes paid for unit-based compensation vesting	—	—	(0.1)	(0.8)	(0.8)
Other	—	—	—	(0.2)	(0.2)
Net income	—	15.0	—	126.6	141.6
Balance at June 30, 2023	71.3	$612.0	105.2	$1,307.2	$1,919.2
Distributions to partners	—	(15.1)	—	(68.9)	(84.0)
Unit-based compensation	—	—	—	6.5	6.5
Taxes paid for unit-based compensation vesting	—	—	(0.1)	(4.9)	(4.9)
Other	—	—	—	(0.4)	(0.4)
Net income (loss)	—	15.1	—	(35.1)	(20.0)
Balance at September 30, 2023	71.3	$612.0	105.1	$1,204.4	$1,816.4

CRESTWOOD EQUITY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (continued)
(in millions)
(unaudited)

	Preferred		Common
	Units	Capital	Units	Capital	Total Partners’ Capital
Balance at December 31, 2021	71.3	$612.0	63.0	$487.6	$1,099.6
Distributions to partners	—	(15.0)	—	(60.9)	(75.9)
Issuance of common units (Note 3)	—	—	33.8	930.0	930.0
Unit-based compensation	—	—	1.6	13.0	13.0
Taxes paid for unit-based compensation vesting	—	—	(0.5)	(14.9)	(14.9)
Other	—	—	0.1	2.2	2.2
Net income (loss)	—	15.0	—	(3.0)	12.0
Balance at March 31, 2022	71.3	$612.0	98.0	$1,354.0	$1,966.0
Distributions to partners	—	(15.0)	—	(64.2)	(79.2)
Unit-based compensation	—	—	—	8.6	8.6
Taxes paid for unit-based compensation vesting	—	—	—	(0.7)	(0.7)
Other	—	—	—	(0.4)	(0.4)
Net income	—	15.0	—	14.1	29.1
Balance at June 30, 2022	71.3	$612.0	98.0	$1,311.4	$1,923.4
Distributions to partners	—	(15.0)	—	(71.6)	(86.6)
Issuance of common units (Note 3)	—	—	11.3	270.8	270.8
Purchase of common units (Note 11)	—	—	—	(123.7)	(123.7)
Retirement of common units (Note 11)	—	—	(4.6)	—	—
Unit-based compensation	—	—	—	8.0	8.0
Taxes paid for unit-based compensation vesting	—	—	—	(0.2)	(0.2)
Other	—	—	—	(0.2)	(0.2)
Net income (loss)	—	15.0	—	(68.3)	(53.3)
Balance at September 30, 2022	71.3	$612.0	104.7	$1,326.2	$1,938.2

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income	$205.6	$18.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	242.7	242.3
Amortization of debt-related deferred costs and fair value adjustment	2.5	1.7
Unit-based compensation	25.7	26.8
Loss on long-lived assets, net	4.8	186.9
Gain on acquisition	—	(75.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(133.3)	(0.9)
Deferred income taxes	(0.1)	1.1
Other	0.1	—
Changes in operating assets and liabilities	30.5	(123.9)
Net cash provided by operating activities	378.5	277.3
Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(604.3)
Purchases of property, plant and equipment	(164.0)	(147.3)
Investments in unconsolidated affiliates	(7.2)	(90.2)
Capital distributions from unconsolidated affiliates	4.4	9.4
Net proceeds from sale of assets, including equity investments	188.2	315.2
Net cash provided by (used in) investing activities	21.4	(517.2)
Financing activities
Proceeds from the issuance of long-term debt	2,058.3	3,072.0
Payments on long-term debt	(2,127.4)	(2,393.1)
Payments on finance leases	(2.0)	(31.3)
Payments for deferred financing costs	(9.2)	(1.8)
Purchase of common units	—	(123.7)
Distributions to partners	(206.7)	(196.7)
Distributions to non-controlling partner	(31.0)	(31.0)
Distributions to preferred unitholders	(45.1)	(45.0)
Taxes paid for unit-based compensation vesting	(20.5)	(15.8)
Other	—	(0.6)
Net cash provided by (used in) financing activities	(383.6)	233.0
Net change in cash	16.3	(6.9)
Cash at beginning of period	7.5	13.3
Cash at end of period	$23.8	$6.4
Supplemental schedule of noncash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(18.4)	$19.9

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$23.4	$7.1
Accounts receivable, less allowance for doubtful accounts of $0.5 at both September 30, 2023 and December 31, 2022	350.0	432.2
Inventory	179.9	122.6
Assets from price risk management activities	38.0	72.8
Prepaid expenses and other current assets	8.5	18.7
Total current assets	599.8	653.4
Property, plant and equipment	5,464.3	5,350.0
Less: accumulated depreciation	999.3	822.6
Property, plant and equipment, net	4,465.0	4,527.4
Intangible assets	1,234.6	1,306.3
Less: accumulated amortization	277.9	300.7
Intangible assets, net	956.7	1,005.6
Goodwill	223.0	223.0
Operating lease right-of-use assets, net	23.3	24.4
Investments in unconsolidated affiliates	77.1	119.5
Other non-current assets	9.3	8.1
Total assets	$6,354.2	$6,561.4
Liabilities and capital
Current liabilities:
Accounts payable	$256.9	$305.4
Accrued expenses and other liabilities	182.7	179.5
Liabilities from price risk management activities	17.6	23.9
Total current liabilities	457.2	508.8
Long-term debt, less current portion	3,302.5	3,378.3
Other long-term liabilities	321.3	330.3
Deferred income taxes	2.5	2.3
Total liabilities	4,083.5	4,219.7
Commitments and contingencies (Note 9)
Interest of non-controlling partner in subsidiary	456.0	434.4
Partners’ capital	1,814.7	1,907.3
Total liabilities and capital	$6,354.2	$6,561.4

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenues	$989.2	$1,332.8	$2,991.5	$3,938.3
Product revenues - related party (Note 15)	—	83.2	—	222.7
Service revenues	150.2	92.4	432.2	286.8
Service revenues - related party (Note 15)	—	57.6	—	150.0
Total revenues	1,139.4	1,566.0	3,423.7	4,597.8

Costs of product/services sold (exclusive of items shown separately below):
Product costs	898.1	1,228.6	2,668.1	3,613.4
Product costs - related party (Note 15)	—	51.3	0.5	232.9
Service costs	3.5	6.9	15.0	18.1
Total costs of product/services sold	901.6	1,286.8	2,683.6	3,864.4

Operating expenses and other:
Operations and maintenance	56.9	55.0	166.7	144.0
General and administrative	20.8	32.3	74.6	99.0
Depreciation, amortization and accretion	80.1	86.8	242.5	248.0
Loss on long-lived assets, net	2.6	247.6	4.8	311.9
Gain on acquisition	—	(75.3)	—	(75.3)
	160.4	346.4	488.6	727.6
Operating income (loss)	77.4	(67.2)	251.5	5.8
Earnings from unconsolidated affiliates, net	1.1	3.2	135.2	12.2
Interest and debt expense, net	(56.9)	(47.6)	(167.9)	(123.8)
Income (loss) before income taxes	21.6	(111.6)	218.8	(105.8)
Provision for income taxes	(0.2)	(1.4)	(1.0)	(1.6)
Net income (loss)	21.4	(113.0)	217.8	(107.4)
Net income attributable to non-controlling partner	32.1	10.3	52.6	30.8
Net income (loss) attributable to Crestwood Midstream Partners LP	$(10.7)	$(123.3)	$165.2	$(138.2)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in millions)
(unaudited)

Total Partners’ Capital
Balance at December 31, 2022	$1,907.3
Distributions to partners	(85.9)
Unit-based compensation	11.8
Taxes paid for unit-based compensation vesting	(14.8)
Net income	32.8
Balance at March 31, 2023	$1,851.2
Distributions to partners	(85.4)
Unit-based compensation	9.2
Taxes paid for unit-based compensation vesting	(0.8)
Net income	143.1
Balance at June 30, 2023	$1,917.3
Distributions to partners	(93.5)
Unit-based compensation	6.5
Taxes paid for unit-based compensation vesting	(4.9)
Net loss	(10.7)
Balance at September 30, 2023	$1,814.7

Total Partners’ Capital
Balance at December 31, 2021	$1,232.3
Non-cash contribution from partner (Note 11)	1,075.1
Cash contribution from partner (Note 11)	14.9
Distributions to partners	(238.1)
Unit-based compensation	13.0
Taxes paid for unit-based compensation vesting	(14.9)
Other	0.1
Net income	10.0
Balance at March 31, 2022	$2,092.4
Distributions to partners	(81.6)
Unit-based compensation	8.6
Taxes paid for unit-based compensation vesting	(0.7)
Net loss	(24.9)
Balance at June 30, 2022	$1,993.8
Non-cash contribution from partner (Note 11)	127.3
Cash contribution from partner (Note 11)	149.4
Distributions to partners	(217.9)
Unit-based compensation	8.0
Taxes paid for unit-based compensation vesting	(0.2)
Net loss	(123.3)
Balance at September 30, 2022	$1,937.1

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income (loss)	$217.8	$(107.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	242.5	248.0
Amortization of debt-related deferred costs and fair value adjustment	2.5	1.7
Unit-based compensation	25.7	26.8
Loss on long-lived assets, net	4.8	311.9
Gain on acquisition	—	(75.3)
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	(133.3)	(0.9)
Deferred income taxes	0.2	1.2
Other	0.1	—
Changes in operating assets and liabilities	31.2	(123.9)
Net cash provided by operating activities	391.5	282.1
Investing activities
Acquisitions, net of cash acquired (Note 3)	—	(602.7)
Purchases of property, plant and equipment	(164.0)	(146.6)
Investments in unconsolidated affiliates	(7.2)	(90.2)
Capital distributions from unconsolidated affiliates	4.4	9.4
Net proceeds from sale of assets, including equity investments	188.2	315.2
Net cash provided by (used in) investing activities	21.4	(514.9)
Financing activities
Proceeds from the issuance of long-term debt	2,058.3	3,072.0
Payments on long-term debt	(2,127.4)	(2,393.1)
Payments on finance leases	(2.0)	(31.3)
Payments for deferred financing costs	(9.2)	(1.8)
Contributions from partner	—	164.3
Distributions to partners	(264.8)	(537.6)
Distributions to non-controlling partner	(31.0)	(31.0)
Taxes paid for unit-based compensation vesting	(20.5)	(15.8)
Net cash provided by (used in) financing activities	(396.6)	225.7
Net change in cash	16.3	(7.1)
Cash at beginning of period	7.1	12.9
Cash at end of period	$23.4	$5.8
Supplemental schedule of non-cash investing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(18.4)	$19.9

See accompanying notes.

CRESTWOOD EQUITY PARTNERS LP
CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Description

The accompanying notes to the consolidated financial statements apply to Crestwood Equity Partners LP (Crestwood Equity or CEQP) and Crestwood Midstream Partners LP (Crestwood Midstream or CMLP).

The accompanying consolidated financial statements and related notes should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2023. The financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, is unaudited. The consolidated balance sheets as of December 31, 2022 were derived from the audited balance sheets filed in our 2022 Annual Report on Form 10-K.

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

Organization

Energy Transfer LP Merger. On November 3, 2023, Crestwood Equity is expected to merge with and into a direct wholly-owned subsidiary of Energy Transfer LP (Energy Transfer) in an all-equity transaction valued at approximately $7.1 billion (the Energy Transfer Merger). On August 16, 2023, Crestwood Equity entered into a merger agreement with Energy Transfer pursuant to which each Crestwood Equity common unit representing limited partner interests in Crestwood Equity issued and outstanding immediately prior to the Energy Transfer Merger will be converted into the right to receive 2.07 common units representing limited partner interests in Energy Transfer. Each preferred unit representing limited partner interests in Crestwood Equity issued and outstanding immediately prior to the Energy Transfer Merger will, at the election of the holder of such preferred unit, be (i) converted into a preferred unit of Energy Transfer that has substantially similar terms, including with respect to economics and structural protections, as the preferred units of Crestwood Equity, (ii) redeemed in exchange for cash, at a price of 108% of the preferred unit price plus accrued and unpaid distributions to the date of such redemption, or (iii) converted into common units, at the then-applicable conversion ratio (one common unit for 10 preferred), subject to the payment of any accrued but unpaid distributions prior to Energy Transfer Merger. In connection with the Energy Transfer Merger and at the direction of Energy Transfer, Crestwood Equity conducted a consent solicitation pursuant to which Crestwood Equity solicited consent from the preferred unitholders to approve an amendment to its Sixth Amended and Restated Agreement of Limited Partnership. Pursuant to the proposed amendment, among other things, (i) the preferred unitholders electing a cash redemption in the Energy Transfer Merger would receive such cash redemption price as increased from 101% to 108% of the preferred unit price; and (ii) the preferred unitholders electing to receive preferred units of Energy Transfer would receive such preferred units of Energy Transfer with terms similar to Energy Transfer’s other outstanding series of preferred units. Crestwood Equity received the consents from the preferred unitholders necessary to approve the proposed amendment and therefore, the proposed amendment will be adopted at the closing of the Energy Transfer Merger.

For more information regarding the merger and the merger agreement, see our Current Report on Form 8-K filed with the SEC on August 16, 2023 and our definitive merger proxy statement on Schedule 14A filed with the SEC on September 29, 2023.

Crestwood Equity Partners LP. CEQP is a publicly-traded Delaware limited partnership, and its common units are listed on the New York Stock Exchange (NYSE) under the ticker symbol “CEQP” and its preferred units are listed on the NYSE under the ticker symbol “CEQP-P.” In connection with the consummation of the Energy Transfer Merger, we requested that the NYSE delist our common and preferred units and, as a result, trading of our common and preferred units will be suspended on November 3, 2023. We also requested that the NYSE file a Form 25 with the SEC notifying the SEC of the delisting of our common and preferred units and the withdrawal of registration of our common and preferred units under Section 12(b) of the Exchange Act. Following the effectiveness of the Form 25, we intend to file with the SEC a Form 15 regarding the termination of registration of our common and preferred units under the Exchange Act and the suspension of reporting obligations with respect to our common and preferred units.

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

Note 3 – Acquisitions and Divestitures

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

Sendero and CPJV Acquisitions

On July 11, 2022, we acquired Sendero Midstream Partners LP (Sendero), a privately-held midstream company, for cash consideration of approximately $631.2 million (Sendero Acquisition). Additionally, on July 11, 2022, we acquired First Reserve Management, L.P.’s (First Reserve) 50% equity interest in Crestwood Permian Basin Holdings LLC (Crestwood Permian) in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units (CPJV Acquisition). The fair value of the assets acquired and liabilities assumed in the CPJV Acquisition exceeded the sum of the cash consideration paid, the fair value of the common units issued and the historical book value of our 50% equity interest in Crestwood Permian (which was remeasured at fair value and derecognized) and, as a result, we recognized a gain of approximately $75.3 million, which is included in gain on acquisition in our consolidated statements of operations. Prior to the CPJV Acquisition, we owned a 50% equity interest in Crestwood Permian, which we accounted for under the equity method of accounting and we reflected this equity investment in our gathering and processing south segment. As a result of the CPJV Acquisition, we control and own 100% of the equity interests in Crestwood Permian.

Divestitures

Barnett

On July 1, 2022, we sold our assets in the Barnett Shale to EnLink Midstream, LLC for approximately $290 million, and during the nine months ended September 30, 2022, Crestwood Midstream recorded a loss on the sale of approximately $53.3 million, which is included in loss on long-lived assets, net on its consolidated statement of operations. Crestwood Equity’s historical carrying value of the property, plant and equipment related to our Barnett Shale assets was less than the sales proceeds due to historical impairments previously recorded on the property, plant and equipment by Crestwood Equity and as a result, during the three months ended September 30, 2022, Crestwood Equity recorded a gain on the sale of approximately $72 million, which is included in loss on long-lived assets, net on its consolidated statements of operations.

Marcellus

In October 2022, we sold our assets in the Marcellus Shale to Antero Midstream Corporation for approximately $206 million, and during the three months ended September 30, 2022, we recorded a loss on long-lived assets of approximately $248.2 million for the difference between the historical carrying value of the net assets and liabilities to be sold and the proceeds received from the sale.

Other Divestitures

In August 2023, we sold our transportation assets for approximately $8.0 million, and during the three months ended September 30, 2023, we recorded a loss on long-lived assets of approximately $2.5 million related to the sale of these assets. During the nine months ended September 30, 2022, we recorded a loss on long-lived assets of approximately $7.0 million related to the sale of parts inventory related to our legacy Granite Wash operations.

Note 4 – Certain Balance Sheet Information

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
CMLP
Accrued expenses	$56.9	$66.5
Accrued property taxes	10.5	8.4
Income tax payable	0.7	0.9
Interest payable	64.4	43.2
Accrued additions to property, plant and equipment	16.3	35.6
Operating leases	11.1	10.9
Finance leases	1.7	1.9
Contract liabilities	20.3	11.7
Asset retirement obligations	0.8	0.4
Total CMLP accrued expenses and other liabilities	$182.7	$179.5
CEQP
Accrued expenses	0.9	1.2
Income tax payable	—	0.1
Total CEQP accrued expenses and other liabilities	$183.6	$180.8

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
CMLP
Contract liabilities	$207.4	$212.3
Intangible liabilities, net	45.5	50.0
Asset retirement obligations	38.5	36.4
Operating leases	15.4	17.4
Other	14.5	14.2
Total CMLP other long-term liabilities	$321.3	$330.3
CEQP
Other	2.1	3.1
Total CEQP other long-term liabilities	$323.4	$333.4

Note 5 - Investments in Unconsolidated Affiliates

Tres Holdings Divestiture

On February 20, 2023, we and Brookfield Infrastructure Group (Brookfield) entered into an agreement with a subsidiary of Enbridge, Inc. to sell each of our respective interests in Tres Palacios Holdings LLC (Tres Holdings) for approximately $335 million, plus working capital adjustments. The sale was completed on April 3, 2023 and we received net cash proceeds of approximately $178 million. We recorded a gain on the sale of approximately $132 million, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations during the nine months ended September 30, 2023.

Net Investments and Earnings (Loss) of Unconsolidated Affiliates

Our net investments in and earnings (loss) from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings (Loss) from Unconsolidated Affiliates		Earnings (Loss) from Unconsolidated Affiliates
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Crestwood Permian Basin LLC(1)	$74.0	$76.5	$1.1	$0.7	$2.0	$0.7
Tres Palacios Holdings LLC(2)	—	39.8	0.1	1.3	133.6	3.2
Powder River Basin Industrial Complex, LLC(3)	3.1	3.2	(0.1)	(0.1)	(0.4)	(0.4)
Crestwood Permian Basin Holdings LLC(4)	—	—	—	1.3	—	8.7
Total	$77.1	$119.5	$1.1	$3.2	$135.2	$12.2

(1)As discussed in Note 3, in July 2022, we acquired the remaining 50% equity interest in Crestwood Permian, whose operations included its 50% equity interest in Crestwood Permian Basin LLC (Crestwood Permian Basin). As of September 30, 2023, our equity in the underlying net assets of Crestwood Permian Basin was less than the carrying value of our investment balance by approximately $2.2 million. During the three and nine months ended September 30, 2023, we recorded amortization of less than $0.1 million and approximately $0.1 million, respectively, related to this basis difference, which is reflected as a decrease in our earnings from unconsolidated affiliates in our consolidated statements of operations, and during both the three and nine months ended September 30, 2022, we recorded amortization of less than $0.1 million related to this basis difference. Our Crestwood Permian Basin investment is included in our gathering and processing south segment.
(2)In April 2023, we sold our equity interest in Tres Holdings and we recorded a gain on the sale of approximately $132 million, which eliminated our $19.9 million historical basis difference between our investment balance and our equity in the underlying net assets of Tres Holdings. During the nine months ended September 30, 2023, we recorded amortization of approximately $0.3 million related to this excess basis, which is reflected as an increase in our earnings from unconsolidated affiliates in our consolidated statements of operations, and during the three and nine months ended September 30, 2022, we recorded amortization of approximately $0.3 million and $0.9 million related to this excess basis. Our Tres Holdings investment was included in our storage and logistics segment. See Tres Holdings Divestiture above for a further discussion of the sale of our Tres Holdings equity investment.
(3)As of September 30, 2023, our equity in the underlying net assets of Powder River Basin Industrial Complex, LLC (PRBIC) approximates the carrying value of our investment balance. Our PRBIC investment is included in our storage and logistics segment.
(4)In July 2022, we acquired the remaining 50% equity interest in Crestwood Permian and as a result, we control and own 100% of the equity interests in Crestwood Permian. Our Crestwood Permian equity investment was previously included in our gathering and processing south segment. See Note 3 for a further discussion of this acquisition.

Distributions and Contributions

The following table summarizes our distributions from and contributions to our unconsolidated affiliates (in millions):

	Distributions		Contributions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Crestwood Permian Basin	$6.3	$2.2	$1.8	$—
Tres Holdings	—	4.9	5.1	6.7
PRBIC	—	—	0.3	—
Crestwood Permian	—	13.6	—	83.5
Total	$6.3	$20.7	$7.2	$90.2

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenues	$49.1	$84.7	$236.0	$395.7
Product costs, net	$18.0	$(45.0)	$(13.5)	$6.3

We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in product costs related to these instruments.

Notional Amounts and Terms

The notional amounts of our derivative financial instruments include the following:

	September 30, 2023		December 31, 2022
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, ethane, butane, heating oil and crude oil (MMBbls)	72.9	78.7	67.2	70.2
Natural gas (Bcf)	11.3	12.8	44.2	48.4

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

Financial Assets and Liabilities

As of September 30, 2023 and December 31, 2022, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, which include our derivative instruments related to crude oil, NGLs and natural gas. Our derivative instruments consist of forwards, swaps, futures, physical exchanges and options. Our derivative instruments that are traded on the New York Mercantile Exchange have been categorized as Level 1. Our derivative instruments also include OTC contracts, which have been categorized as Level 2.

The following tables summarize the fair value hierarchy of our financial instruments that were reflected in our consolidated balance sheets (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$14.5	$248.6	$—	$263.1	$(213.9)	$(11.2)	$38.0
Other investments(2)	2.8	—	—	2.8	—	—	2.8
Total assets at fair value	$17.3	$248.6	$—	$265.9	$(213.9)	$(11.2)	$40.8

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$11.5	$206.2	$—	$217.7	$(213.9)	$3.9	$7.7
Liabilities from price risk management without credit-risk-related contingent features	—	5.5	—	5.5	—	4.4	9.9
Total liabilities at fair value	$11.5	$211.7	$—	$223.2	$(213.9)	$8.3	$17.6

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Contract Netting(1)	Collateral/Margin Received or Paid	Fair Value
Assets
Assets from price risk management	$62.8	$474.3	$—	$537.1	$(452.1)	$(12.2)	$72.8
Other investments(2)	2.6	—	—	2.6	—	—	2.6
Total assets at fair value	$65.4	$474.3	$—	$539.7	$(452.1)	$(12.2)	$75.4

Liabilities
Liabilities from price risk management with credit-risk-related contingent features	$65.7	$420.1	$—	$485.8	$(452.1)	$(25.6)	$8.1
Liabilities from price risk management without credit-risk-related contingent features	—	11.9	—	11.9	—	3.9	15.8
Total liabilities at fair value	$65.7	$432.0	$—	$497.7	$(452.1)	$(21.7)	$23.9
(1)Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(2)Amount primarily relates to our investment in Suburban Propane Partners, L.P. units, which is reflected in other non-current assets on CEQP’s consolidated balance sheets.

Cash, Accounts Receivable and Accounts Payable

As of September 30, 2023 and December 31, 2022, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value based on the short-term nature of these instruments.

Credit Facilities

The fair value of the amounts outstanding under our credit facilities approximates their respective carrying amounts as of September 30, 2023 and December 31, 2022, primarily due to the variable nature of the interest rates of the instruments, which is considered a Level 2 fair value measurement. See Note 8 for a further discussion of our credit facilities.

Senior Notes

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table represents the carrying amount (reduced for deferred financing costs associated with the respective notes) and fair value of our senior notes (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Senior Notes	$498.4	$491.8	$497.6	$486.7
2027 Senior Notes	$596.1	$576.7	$595.3	$556.9
February 2029 Senior Notes	$693.1	$674.4	$692.1	$642.1
April 2029 Senior Notes(1)	$473.5	$464.2	$476.7	$450.0
2031 Senior Notes	$591.6	$611.5	$—	$—

(1)    The carrying amount includes a fair value adjustment we recorded in conjunction with the merger with Oasis Midstream discussed in Note 3. For a further discussion of this fair value adjustment, see Note 8.

Note 8 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2023	December 31, 2022
CMLP Credit Facility	$460.0	$922.3
CPBH Credit Facility	—	206.8
2025 Senior Notes	500.0	500.0
2027 Senior Notes	600.0	600.0
February 2029 Senior Notes	700.0	700.0
April 2029 Senior Notes	450.0	450.0
April 2029 Senior Notes fair value adjustment, net(1)	23.5	26.7
2031 Senior Notes	600.0	—
Less: deferred financing costs, net	31.0	27.5
Total long-term debt	$3,302.5	$3,378.3

(1)In conjunction with the merger with Oasis Midstream discussed in Note 3, we assumed the April 2029 Senior Notes, and we recorded a fair value adjustment of approximately $30.7 million. We recorded a reduction to our interest and debt expense related to the amortization of the fair value adjustment of approximately $1.1 million and $3.2 million during the three and nine months ended September 30, 2023 and $1.1 million and $2.9 million during the three and nine months ended September 30, 2022.

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

In conjunction with the merger with Oasis Midstream on February 1, 2022, we borrowed amounts under the CMLP Credit Facility to fund the cash paid of $160 million to Oasis Petroleum and to repay approximately $218 million of borrowings on Oasis Midstream’s credit facility, which was retired on February 1, 2022. In addition, in July 2022 we borrowed approximately $631.2 million under the CMLP Credit Facility to fund the Sendero Acquisition.

Under the credit agreement, Crestwood Midstream is required to maintain a net debt to consolidated EBITDA ratio (as defined in the credit agreement) of not more than 5.50 to 1.0, a consolidated EBITDA to consolidated interest expense ratio (as defined in the credit agreement) of not less than 2.50 to 1.0, and a senior secured leverage ratio (as defined in the credit agreement) of not more than 3.50 to 1.0. At September 30, 2023, the net debt to consolidated EBITDA ratio was approximately 4.35 to 1.0, the consolidated EBITDA to consolidated interest expense ratio was approximately 3.65 to 1.0, and the senior secured leverage ratio was 0.61 to 1.0.

At September 30, 2023, Crestwood Midstream had $872.0 million of available capacity under the CMLP Credit Facility considering the most restrictive debt covenants in the credit agreement. At September 30, 2023 and December 31, 2022, outstanding standby letters of credit under the CMLP Credit Facility were $5.7 million and $8.2 million. Borrowings under the CMLP Credit Facility accrue interest at either prime or the Adjusted Term SOFR (as defined in the credit agreement) plus applicable spreads, which resulted in interest rates between 7.67% and 9.75% at September 30, 2023 and 6.28% and 8.50% at December 31, 2022. The weighted-average interest rate on outstanding borrowings as of September 30, 2023 and December 31, 2022 was 7.68% and 6.40%.

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

A jury trial concluded on June 17, 2022, and a final judgement was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgement interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. We have insurance coverage related to certain pre-judgement interest awards but have not recorded a receivable related to any potential insurance recovery at September 30, 2023. On January 9, 2023, we paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgement interest. We filed a Notice of Appeal on January 13, 2023 and an Opening Appeal Brief on September 29, 2023. We are unable to predict the ultimate outcome of the appeal related to this matter.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of September 30, 2023 and December 31, 2022, we had approximately $8.9 million and $35.0 million accrued for outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to worker health, safety, and the environment. We are subject to laws and regulations at the federal, state, regional and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At both September 30, 2023 and December 31, 2022, our accrual for environmental matters was less than $1.0 million and our potential exposure related to environmental matters was less than $1.0 million at September 30, 2023.

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

	CEQP		CMLP
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Self-insurance reserves(1)	$5.7	$5.6	$5.0	$4.8
(1)At September 30, 2023, CEQP and CMLP classified approximately $3.2 million and $2.7 million, respectively, of these reserves as other long-term liabilities on their consolidated balance sheets.

Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold. Our potential exposure under indemnification arrangements can range from a specified amount to an unlimited amount, depending on the nature of the claim, specificity as to duration, and the particular transaction. As of September 30, 2023 and December 31, 2022, we have no amounts accrued for these indemnifications.

Note 10 - Leases

The following table summarizes the balance sheet information related to our operating and finance leases (in millions):

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$23.3	$24.4

Accrued expenses and other liabilities	$11.1	$10.9
Other long-term liabilities	15.4	17.4
Total operating lease liabilities	$26.5	$28.3
Finance Leases
Property, plant and equipment	$9.8	$13.6
Less: accumulated depreciation	4.9	8.9
Property, plant and equipment, net	$4.9	$4.7

Accrued expenses and other liabilities	$1.7	$1.9
Other long-term liabilities	3.0	2.7
Total finance lease liabilities	$4.7	$4.6

Lease expense. Our operating lease expense, net totaled $3.5 million and $3.4 million for the three months ended September 30, 2023 and 2022 and $10.9 million and $9.2 million for the nine months ended September 30, 2023 and 2022. Our finance lease expense totaled $0.6 million and $0.9 million for the three months ended September 30, 2023 and 2022 and $2.1 million and $2.7 million for the nine months ended September 30, 2023 and 2022.

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

On July 11, 2022, we acquired First Reserves’s 50% equity interest in Crestwood Permian in exchange for approximately $5.9 million in cash and approximately 11.3 million newly issued CEQP common units. For a further discussion of the CPJV Acquisition, see Note 3.

On September 15, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord, for approximately $123.7 million. This transaction resulted in CEQP retiring the common units acquired from OMS Holdings LLC.

Distributions

Crestwood Equity

Limited Partners. A summary of CEQP’s limited partner quarterly cash distributions for the nine months ended September 30, 2023 and 2022 is presented below:

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2023
February 7, 2023	February 14, 2023	$0.655	$68.9
May 8, 2023	May 15, 2023	$0.655	68.9
August 7, 2023	August 14, 2023	$0.655	68.9
			$206.7
2022
February 7, 2022	February 14, 2022	$0.625	$60.9
May 6, 2022	May 13, 2022	$0.655	64.2
August 5, 2022	August 12, 2022	$0.655	71.6
			$196.7

On October 12, 2023, the board of directors of our general partner declared a cash distribution of $0.655 per limited partner unit with respect to the quarter ended September 30, 2023. In addition, the board of directors declared a special cash distribution of $0.003 per limited partner unit in conjunction with the Energy Transfer Merger. The cash distributions were paid on October 31, 2023 to unitholders of record on October 23, 2023.

Preferred Unitholders. During the nine months ended September 30, 2023 and 2022, we paid cash distributions of approximately $45.1 million and $45.0 million to our preferred unitholders. On October 12, 2023, the board of directors of our general partner declared a cash distribution of approximately $15 million with respect to the quarter ended September 30, 2023. In addition, the board of directors declared a special cash distribution of $0.0003 per preferred unit in conjunction with the Energy Transfer Merger. The cash distributions were paid on October 31, 2023 to unitholders of record on October 23, 2023.

Crestwood Midstream

During the nine months ended September 30, 2023 and 2022, Crestwood Midstream paid cash distributions of $264.8 million and $537.6 million to its partners.

On February 1, 2022, Crestwood Midstream received a non-cash contribution of approximately $1,075.1 million from Crestwood Equity related to net assets it acquired in conjunction with the merger with Oasis Midstream. In addition, Crestwood Equity contributed the cash acquired in conjunction with the merger with Oasis Midstream of approximately $14.9 million to Crestwood Midstream.

On July 11, 2022, Crestwood Midstream received a non-cash contribution of approximately $127.3 million from Crestwood Equity related to the acquisition of its 50% equity interest in Crestwood Permian. In addition, Crestwood Equity contributed the cash acquired in conjunction with this acquisition of approximately $149.4 million to Crestwood Midstream.

For a further discussion of these acquisitions, see Note 3.

Non-Controlling Partner

Crestwood Niobrara LLC (Crestwood Niobrara) issued preferred interests to CN Jackalope Holdings LLC (Jackalope Holdings), which are reflected as non-controlling interest in subsidiary apart from partners’ capital (i.e., temporary equity) on our consolidated balance sheets. We adjust the carrying amount of our non-controlling interest to its liquidation value each period through net income attributable to non-controlling partner.

In July 2023, we entered into a Fourth Amended and Restated Limited Liability Company Agreement with Jackalope Holdings to modify certain provisions related to the conversion and redemption of the Crestwood Niobrara preferred units. In conjunction with the merger agreement we entered into with Energy Transfer in August 2023 which is further discussed in Note 1, the Crestwood Niobrara preferred units became currently redeemable and as a result, we reflected the Crestwood Niobrara preferred units at their Change of Control Redemption Price (as defined in the agreement) which is equal to 105% of the liquidation value.

The following tables show the change in our non-controlling interest in subsidiary at September 30, 2023 and 2022 (in millions):

Balance at December 31, 2022	$434.4
Distributions to non-controlling partner	(31.0)
Net income attributable to non-controlling partner(1)	52.6
Balance at September 30, 2023	$456.0

Balance at December 31, 2021	$434.6
Distributions to non-controlling partner	(31.0)
Net income attributable to non-controlling partner	30.8
Balance at September 30, 2022	$434.4
(1)Includes approximately $21.7 million recorded during the three months ended September 30, 2023 to reflect the Crestwood Niobrara preferred units at their maximum redemption value as discussed above.

In October 2023, Crestwood Niobrara paid a cash distribution of approximately $10.3 million to Jackalope Holdings with respect to the quarter ended September 30, 2023.

Other

In February 2023, Crestwood Equity issued 245,929 performance units (the February 2023 Units) under the Crestwood Equity Partners LP 2018 Long-Term Incentive Plan (Crestwood LTIP). The performance units are designed to provide an incentive for continuous employment to certain key employees. The vesting of performance units is subject to the attainment of certain performance and market goals over a three-year period, and entitle a participant to receive common units of Crestwood Equity without payment of an exercise price upon vesting. As of September 30, 2023, we had total unamortized compensation expense of approximately $4.5 million related to the February 2023 Units. During the three and nine months ended September 30, 2023, we recognized compensation expense of $0.5 million and $1.9 million related to the February 2023 Units, which is included in general and administrative expenses on our consolidated statements of operations.

During the nine months ended September 30, 2023, 161,278 performance units that were previously issued in 2020 under the Crestwood LTIP vested, and as a result of the attainment of certain performance and market goals and related distributions during the three years that the awards were outstanding, we issued 217,702 common units during the nine months ended September 30, 2023 related to those performance units.

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

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact is anti-dilutive. The following table summarizes information regarding the weighted-average of common units excluded during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Preferred units(1)	7.1	7.1	7.1	7.1
Crestwood Niobrara’s preferred units(1)	3.8	3.9	—	3.9
Unit-based compensation performance units(1)	0.1	0.1	—	0.2
(1)For additional information regarding the potential conversion/redemption of our preferred units and Crestwood Niobrara’s preferred units to CEQP common units, and additional information regarding our performance units, see our 2022 Annual Report on Form 10-K, Note 1 and Note 11.

The following table shows Crestwood Equity’s common unitholders’ interest in net income (loss) and weighted-average limited partner units used in computing basic and diluted net income (loss) per limited partner unit for the three and nine months ended September 30, 2023 and 2022 (in millions, except for per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common unitholders’ interest in net income (loss)	$(35.1)	$(68.3)	$107.9	$(57.2)
Diluted net income (loss)	$(35.1)	$(68.3)	$107.9	$(57.2)

Weighted-average limited partners’ units outstanding - basic	105.2	107.1	105.2	97.1
Dilutive effect of Crestwood Niobrara preferred units	—	—	3.8	—
Dilutive effect of unit-based compensation performance units	—	—	0.1	—
Weighted-average limited partners’ units outstanding - diluted	105.2	107.1	109.1	97.1

Net income (loss) per limited partner unit:
Basic	$(0.33)	$(0.64)	$1.03	$(0.59)
Diluted	$(0.33)	$(0.64)	$0.99	$(0.59)

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

We assess the performance of our operating segments based on EBITDA, which is identified as income (loss) before debt-related costs (interest and debt expense, net), income taxes and depreciation, amortization and accretion expense. Below is a reconciliation of CEQP’s and CMLP’s net income to EBITDA (in millions):

	CEQP				CMLP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net income (loss)	$12.1	$(43.0)	$205.6	$18.6	$21.4	$(113.0)	$217.8	$(107.4)
Add:
Interest and debt expense, net	56.9	47.6	167.9	123.8	56.9	47.6	167.9	123.8
Provision for income taxes	0.2	1.4	1.1	1.7	0.2	1.4	1.0	1.6
Depreciation, amortization and accretion	80.2	86.9	242.7	242.3	80.1	86.8	242.5	248.0
EBITDA	$149.4	$92.9	$617.3	$386.4	$158.6	$22.8	$629.2	$266.0

The following tables summarize CEQP’s and CMLP’s reportable segment data for the three and nine months ended September 30, 2023 and 2022 (in millions). Intersegment revenues included in the following tables are accounted for as arms-length transactions that apply our revenue recognition policy described in our 2022 Annual Report on Form 10-K. Included in earnings from unconsolidated affiliates, net reflected in the tables below was approximately $1.3 million and $2.5 million of our proportionate share of net interest income, income taxes, depreciation and amortization expense and gains on long-lived assets, net recorded by our equity investments for the three months ended September 30, 2023 and 2022 and $5.4 million and $12.0 million for the nine months ended September 30, 2023 and 2022.

Segment EBITDA Information

	Three Months Ended September 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$262.8	$123.0	$753.6	$—	$1,139.4
Intersegment revenues, net	70.9	52.5	(123.4)	—	—
Costs of product/services sold	158.4	121.1	622.1	—	901.6
Operations and maintenance expense	29.9	14.9	12.1	—	56.9
General and administrative expense	—	—	—	20.8	20.8
Loss on long-lived assets, net	—	—	(2.6)	—	(2.6)
Earnings from unconsolidated affiliates, net	—	1.1	—	—	1.1
Crestwood Midstream EBITDA	$145.4	$40.6	$(6.6)	$(20.8)	$158.6
Crestwood Equity
General and administrative expense	—	—	—	9.4	9.4
Other income, net	—	—	—	0.2	0.2
Crestwood Equity EBITDA	$145.4	$40.6	$(6.6)	$(30.0)	$149.4

	Three Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$272.6	$177.4	$1,116.0	$—	$1,566.0
Intersegment revenues, net	142.2	137.8	(280.0)	—	—
Costs of product/services sold	230.2	249.6	807.0	—	1,286.8
Operations and maintenance expense	27.4	14.3	13.3	—	55.0
General and administrative expense	—	—	—	32.3	32.3
Loss on long-lived assets, net	—	(247.6)	—	—	(247.6)
Gain on acquisition	—	75.3	—	—	75.3
Earnings from unconsolidated affiliates, net	—	2.0	1.2	—	3.2
Crestwood Midstream EBITDA	$157.2	$(119.0)	$16.9	$(32.3)	$22.8
Crestwood Equity
General and administrative expense	—	—	—	1.6	1.6
Gain on long-lived assets(1)	—	71.7	—	—	71.7
Crestwood Equity EBITDA	$157.2	$(47.3)	$16.9	$(33.9)	$92.9

(1)Represents the gain on the sale of our Barnett operations recorded by CEQP. For a further discussion of this transaction, see Note 3.

	Nine Months Ended September 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Corporate	Total
Crestwood Midstream
Revenues	$717.1	$373.3	$2,333.3	$—	$3,423.7
Intersegment revenues, net	231.0	119.2	(350.2)	—	—
Costs of product/services sold	447.7	329.8	1,906.1	—	2,683.6
Operations and maintenance expense	85.6	45.2	35.9	—	166.7
General and administrative expense	—	—	—	74.6	74.6
Gain (loss) on long-lived assets, net	0.1	(2.7)	(2.6)	0.4	(4.8)
Earnings from unconsolidated affiliates, net(1)	—	2.0	133.2	—	135.2
Crestwood Midstream EBITDA	$414.9	$116.8	$171.7	$(74.2)	$629.2
Crestwood Equity
General and administrative expense	—	—	—	12.2	12.2
Other income, net	—	—	—	0.3	0.3
Crestwood Equity EBITDA	$414.9	$116.8	$171.7	$(86.1)	$617.3

(1)In April 2023, we sold our equity interest in Tres Holdings which is reflected in our storage and logistics segment. During the nine months ended September 30, 2023, we recorded a gain on the sale of approximately $132 million, which is reflected as an increase in our earnings from unconsolidated affiliates.

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

(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP related to the sale of our legacy assets in the Barnett Shale and a gain on long-lived assets of approximately $72 million recorded by CEQP related to the sale. For a further discussion of this transaction, see Note 3.

Other Segment Information

	CEQP		CMLP
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Total Assets
Gathering and Processing North	$3,921.3	$4,003.6	$3,921.3	$4,003.6
Gathering and Processing South	1,452.4	1,473.0	1,452.4	1,473.0
Storage and Logistics	946.1	1,057.6	946.1	1,057.6
Corporate	40.0	32.8	34.4	27.2
Total assets	$6,359.8	$6,567.0	$6,354.2	$6,561.4

Note 14 - Revenues

Contract Assets and Contract Liabilities

Our contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Our receivables related to our revenue contracts accounted for under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) totaled $336.5 million and $368.2 million at September 30, 2023 and December 31, 2022, and are included in accounts receivable on our consolidated balance sheets. Our contract assets are included in other non-current assets on our consolidated balance sheets. Our contract liabilities primarily consist of current and non-current deferred revenues. On our consolidated balance sheets, our current deferred revenues are included in accrued expenses and other liabilities and our non-current deferred revenues are included in other long-term liabilities. The majority of revenues associated with our deferred revenues is expected to be recognized as the performance obligations under the related contracts are satisfied over the next 14 years.

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2023	December 31, 2022
Contract assets (non-current)	$6.8	$5.4
Contract liabilities (current)(1)	$20.3	$11.7
Contract liabilities (non-current)(1)	$207.4	$212.3

(1)During the three and nine months ended September 30, 2023, we recognized revenues of approximately $4.5 million and $14.9 million that were previously included in contract liabilities at December 31, 2022. The remaining change in our contract liabilities during the three and nine months ended September 30, 2023 is related to capital reimbursements associated with our revenue contracts and revenue deferrals associated with our contracts with increasing (decreasing) rates.

The following table summarizes the transaction price allocated to our remaining performance obligations under certain contracts that have not been recognized as of September 30, 2023 (in millions):

Remainder of 2023	$16.5
2024	46.4
2025	6.5
2026	4.9
2027	2.1
Thereafter	1.1
Total	$77.5

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

Disaggregation of Revenues

The following tables summarize our revenues from contracts with customers disaggregated by type of product/service sold and by commodity type for each of our segments for the three and nine months ended September 30, 2023 and 2022 (in millions). We believe this summary best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Our non-Topic 606 revenues presented in the tables below primarily represents revenues related to our commodity-based derivatives.

	Three Months Ended September 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$32.2	$4.8	$—	$—	$37.0
Crude oil	16.9	1.9	—	—	18.8
Water	51.0	8.4	—	—	59.4
Processing
Natural gas	20.0	6.9	—	—	26.9
Storage
Crude oil	0.6	—	—	—	0.6
NGLs	—	—	2.1	—	2.1
Pipeline
Crude oil	1.4	0.1	0.6	—	2.1
NGLs	—	6.8	0.2	(6.8)	0.2
Transportation
NGLs	—	—	2.2	—	2.2
Rail Loading
Crude oil	—	—	0.2	—	0.2
Product Sales
Natural gas	27.4	47.5	78.2	(70.1)	83.0
Crude oil	139.4	0.8	352.2	(15.0)	477.4
NGLs	42.8	98.8	268.4	(31.3)	378.7
Water	1.0	—	—	—	1.0
Other	0.5	—	0.1	(0.2)	0.4
Total Topic 606 revenues	333.2	176.0	704.2	(123.4)	1,090.0
Non-Topic 606 revenues	0.5	(0.5)	49.4	—	49.4
Total revenues	$333.7	$175.5	$753.6	$(123.4)	$1,139.4

	Three Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$33.4	$10.1	$—	$—	$43.5
Crude oil	14.7	1.7	—	—	16.4
Water	41.8	7.5	—	—	49.3
Processing
Natural gas	20.7	4.8	—	—	25.5
Compression
Natural gas	—	4.7	—	—	4.7
Storage
Crude oil	0.6	—	0.1	—	0.7
NGLs	—	—	2.2	—	2.2
Pipeline
Crude oil	1.5	0.1	0.6	—	2.2
NGLs	—	5.2	0.1	(5.2)	0.1
Transportation
NGLs	—	—	5.0	—	5.0
Product Sales
Natural gas	109.6	144.4	248.4	(205.6)	296.8
Crude oil	120.9	—	362.8	(9.8)	473.9
NGLs	68.3	136.2	411.7	(58.9)	557.3
Water	2.1	—	—	—	2.1
Other	0.8	—	0.2	(0.5)	0.5
Total Topic 606 revenues	414.4	314.7	1,031.1	(280.0)	1,480.2
Non-Topic 606 revenues	0.4	0.5	84.9	—	85.8
Total revenues	$414.8	$315.2	$1,116.0	$(280.0)	$1,566.0

	Nine Months Ended September 30, 2023
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$95.5	$13.6	$—	$—	$109.1
Crude oil	46.3	6.0	—	—	52.3
Water	139.9	25.2	—	—	165.1
Processing
Natural gas	56.6	19.6	—	—	76.2
Storage
Crude oil	1.7	—	0.1	(0.2)	1.6
NGLs	—	—	6.4	—	6.4
Pipeline
Crude oil	3.7	0.4	1.5	—	5.6
NGLs	—	17.7	0.3	(17.7)	0.3
Transportation
NGLs	—	—	12.4	—	12.4
Rail Loading
Crude oil	—	—	0.6	—	0.6
Product Sales
Natural gas	95.1	113.6	211.9	(182.9)	237.7
Crude oil	377.2	1.1	954.4	(57.7)	1,275.0
NGLs	126.5	296.9	907.8	(91.3)	1,239.9
Water	2.9	—	—	—	2.9
Other	1.1	—	1.0	(0.4)	1.7
Total Topic 606 revenues	946.5	494.1	2,096.4	(350.2)	3,186.8
Non-Topic 606 revenues	1.6	(1.6)	236.9	—	236.9
Total revenues	$948.1	$492.5	$2,333.3	$(350.2)	$3,423.7

	Nine Months Ended September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Intersegment Elimination	Total
Topic 606 revenues
Gathering
Natural gas	$92.2	$57.0	$—	$—	$149.2
Crude oil	43.6	4.6	—	—	48.2
Water	117.7	13.0	—	—	130.7
Processing
Natural gas	54.8	7.1	—	—	61.9
Compression
Natural gas	—	11.3	—	—	11.3
Storage
Crude oil	1.7	—	0.4	(0.2)	1.9
NGLs	—	—	6.9	—	6.9
Pipeline
Crude oil	4.2	0.5	1.5	(0.1)	6.1
NGLs	—	5.2	0.2	(5.2)	0.2
Transportation
NGLs	—	—	16.3	—	16.3
Rail Loading
Crude oil	—	—	0.4	—	0.4
Product Sales
Natural gas	269.1	145.3	508.0	(331.2)	591.2
Crude oil	394.9	—	1,130.3	(33.9)	1,491.3
NGLs	222.7	136.2	1,505.6	(187.9)	1,676.6
Water	5.0	—	—	—	5.0
Other	1.4	—	0.5	(0.5)	1.4
Total Topic 606 revenues	1,207.3	380.2	3,170.1	(559.0)	4,198.6
Non-Topic 606 revenues	1.1	1.0	397.1	—	399.2
Total revenues	$1,208.4	$381.2	$3,567.2	$(559.0)	$4,597.8

Note 15 – Related Party Transactions

We enter into transactions with our affiliates within the ordinary course of business, including product purchases, marketing services and various operating agreements, including operating leases. We also enter into transactions with our affiliates related to services provided on our expansion projects. For a further description of our related party agreements, see our 2022 Annual Report on Form 10-K. During the nine months ended September 30, 2023, we paid approximately $1.0 million of capital expenditures to Applied Consultants, Inc., an affiliate of First Reserve.

The following table shows transactions with our affiliates which are reflected in our consolidated statements of operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues at CEQP and CMLP(1)	$—	$140.8	$—	$372.7
Costs of product/services sold at CEQP and CMLP(2)	$—	$51.3	$0.5	$232.9
Operations and maintenance expenses at CEQP and CMLP(3)	$1.0	$2.6	$4.6	$12.4
General and administrative expenses charged by CEQP to CMLP, net(4)	$5.4	$8.5	$22.4	$23.5
General and administrative expenses at CEQP and CMLP(5)	$—	$—	$—	$1.3

(1)Includes (i) $83.0 million and $218.9 million during the three and nine months ended September 30, 2022 primarily related to the sale of crude oil and NGLs to a subsidiary of Chord; (ii) $57.4 million and $148.6 million during the three and nine months ended September 30, 2022 primarily related to gathering and processing services provided to a subsidiary of Chord; (iii) $0.3 million and $3.9 million during the three and nine months ended September 30, 2022 related to the sale of NGLs to a subsidiary of Crestwood Permian; and (iv) $0.1 million and $1.3 million during the three and nine months ended September 30, 2022 related to compressor leases with a subsidiary of Crestwood Permian.
(2)Includes (i) $0.3 million during the nine months ended September 30, 2023 and $0.3 million and $1.7 million during the three and nine months ended September 30, 2022 primarily related to purchases of natural gas from a subsidiary of Tres Holdings; (ii) $0.2 million during the nine months ended September 30, 2023 and $0.3 million during both the three and nine months ended September 30, 2022 related to gathering services under agreements with Crestwood Permian Basin; (iii) $41.5 million and $114.1 million during the three and nine months ended September 30, 2022 primarily related to purchases of NGLs from a subsidiary of Chord; and (iv) $9.2 million and $116.8 million during the three and nine months ended September 30, 2022 related to purchases of natural gas and NGLs from a subsidiary of Crestwood Permian.
(3)We have operating agreements with certain of our unconsolidated affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the nine months ended September 30, 2023, we charged $1.5 million to Tres Holdings and during the three and nine months ended September 30, 2023, we charged $1.0 million and $3.1 million to Crestwood Permian Basin. During the three and nine months ended September 30, 2022, we charged $1.2 million and $3.5 million to Tres Holdings, $1.0 million to Crestwood Permian Basin in both periods and $0.4 million and $7.9 million to Crestwood Permian.
(4)Includes $6.5 million and $25.7 million of unit-based compensation allocated from CEQP to CMLP during the three and nine months ended September 30, 2023 and $9.6 million and $26.8 million during the three and nine months ended September 30, 2022. In addition, includes $1.1 million and $3.3 million of CMLP’s general and administrative costs allocated to CEQP during the three and nine months ended September 30, 2023 and $1.1 million and $3.3 million during the three and nine months ended September 30, 2022.
(5)Represents general and administrative expenses related to a transition services agreement with Chord.

The following table shows accounts receivable and accounts payable from our affiliates (in millions):

	September 30, 2023	December 31, 2022
Accounts receivable at CEQP and CMLP	$0.4	$1.6
Accounts payable at CEQP and CMLP	$0.1	$3.0

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

Recent Developments

On November 3, 2023, Crestwood Equity is expected to merge with and into a direct wholly-owned subsidiary of Energy Transfer LP (Energy Transfer) in an all-equity transaction valued at approximately $7.1 billion (the Energy Transfer Merger). On August 16, 2023, Crestwood Equity entered into a merger agreement with Energy Transfer pursuant to which each Crestwood Equity common unit representing limited partner interests in Crestwood Equity issued and outstanding immediately prior to the Energy Transfer Merger will be converted into the right to receive 2.07 common units representing limited partner interests in Energy Transfer. Each preferred unit representing limited partner interests in Crestwood Equity issued and outstanding immediately prior to the Energy Transfer Merger will, at the election of the holder of such preferred unit, be (i) converted into a preferred unit of Energy Transfer that has substantially similar terms, including with respect to economics and structural protections, as the preferred units of Crestwood Equity, (ii) redeemed in exchange for cash, at a price of 108% of the preferred unit price plus accrued and unpaid distributions to the date of such redemption, or (iii) converted into common units, at the then-applicable conversion ratio (one common unit for 10 preferred), subject to the payment of any accrued but unpaid distributions prior to Energy Transfer Merger. In connection with the Energy Transfer Merger and at the direction of Energy Transfer, Crestwood Equity conducted a consent solicitation pursuant to which Crestwood Equity solicited consent from the preferred unitholders to approve an amendment to its Sixth Amended and Restated Agreement of Limited Partnership. Pursuant to the proposed amendment, among other things, (i) the preferred unitholders electing a cash redemption in the Energy Transfer Merger would receive such cash redemption price as increased from 101% to 108% of the preferred unit price; and (ii) the preferred unitholders electing to receive preferred units of Energy Transfer would receive such preferred units of Energy Transfer with terms similar to Energy Transfer’s other outstanding series of preferred units. Crestwood Equity received the consents from the preferred unitholders necessary to approve the proposed amendment and therefore, the proposed amendment will be adopted at the closing of the Energy Transfer Merger.

CEQP is a publicly-traded Delaware limited partnership, and its common units are listed on the New York Stock Exchange (NYSE) under the ticker symbol “CEQP” and its preferred units are listed on the NYSE under the ticker symbol “CEQP-P.” In connection with the consummation of the Energy Transfer Merger, we requested that the NYSE delist our common and preferred units and, as a result, trading of our common and preferred units will be suspended on November 3, 2023. We also requested that the NYSE file a Form 25 with the SEC notifying the SEC of the delisting of our common and preferred units and the withdrawal of registration of our common and preferred units under Section 12(b) of the Exchange Act. Following the effectiveness of the Form 25, we intend to file with the SEC a Form 15 regarding the termination of registration of our common and preferred units under the Exchange Act and the suspension of reporting obligations with respect to our common and preferred units.

For more information regarding the merger and the merger agreement, see our Current Report on Form 8-K filed with the SEC on August 16, 2023 and our definitive merger proxy statement on Schedule 14A filed with the SEC on September 29, 2023.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on EBITDA and Adjusted EBITDA. We do not utilize depreciation, amortization and accretion expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. We believe that EBITDA and Adjusted EBITDA are useful to our investors because it allows them to use the same performance measure analyzed internally by our management to evaluate the performance of our businesses and investments without regard to the manner in which they are financed or our capital structure. EBITDA is defined as income (loss) before debt-related costs (interest and debt expense, net), income taxes and depreciation, amortization and accretion expense. Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates to reflect our proportionate share (based on the distribution percentage) of their EBITDA, excluding gains and losses on long-lived assets and other impairments. Adjusted EBITDA also considers the impact of certain significant items, such as unit-based compensation, gains or losses on long-lived assets, third-party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, the change in fair value of commodity inventory-related derivative contracts, costs associated with the realignment and restructuring of our operations and corporate structure, and other transactions identified in a specific reporting period. The change in fair value of commodity inventory-related derivative contracts is considered in determining Adjusted EBITDA given that the timing of recognizing gains and losses on these derivative contracts differs from the recognition of revenue for the related underlying sale of inventory to which these derivatives relate. Changes in the fair value of other derivative contracts are not considered in determining Adjusted EBITDA given the relatively short-term nature of those derivative contracts. EBITDA and Adjusted EBITDA are not measures calculated in accordance with U.S. GAAP, as they do not include deductions for expenses such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating cash flow or any other measure of financial performance presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies. See our reconciliation of net income to EBITDA and Adjusted EBITDA in “Results of Operations” below.

Results of Operations

The following tables summarize our results of operations (in millions):

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues	$1,139.4	$1,566.0	$3,423.7	$4,597.8	$1,139.4	$1,566.0	$3,423.7	$4,597.8
Costs of product/services sold	901.6	1,286.8	2,683.6	3,864.4	901.6	1,286.8	2,683.6	3,864.4
Operations and maintenance expense	56.9	55.0	166.7	144.0	56.9	55.0	166.7	144.0
General and administrative expense	30.2	33.9	86.8	103.8	20.8	32.3	74.6	99.0
Depreciation, amortization and accretion	80.2	86.9	242.7	242.3	80.1	86.8	242.5	248.0
Loss on long-lived assets, net	2.6	175.9	4.8	186.9	2.6	247.6	4.8	311.9
Gain on acquisition	—	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)
Operating income (loss)	67.9	2.8	239.1	131.7	77.4	(67.2)	251.5	5.8
Earnings from unconsolidated affiliates, net	1.1	3.2	135.2	12.2	1.1	3.2	135.2	12.2
Interest and debt expense, net	(56.9)	(47.6)	(167.9)	(123.8)	(56.9)	(47.6)	(167.9)	(123.8)
Other income, net	0.2	—	0.3	0.2	—	—	—	—
Provision for income taxes	(0.2)	(1.4)	(1.1)	(1.7)	(0.2)	(1.4)	(1.0)	(1.6)
Net income (loss)	12.1	(43.0)	205.6	18.6	21.4	(113.0)	217.8	(107.4)
Add:
Interest and debt expense, net	56.9	47.6	167.9	123.8	56.9	47.6	167.9	123.8
Provision for income taxes	0.2	1.4	1.1	1.7	0.2	1.4	1.0	1.6
Depreciation, amortization and accretion	80.2	86.9	242.7	242.3	80.1	86.8	242.5	248.0
EBITDA	$149.4	$92.9	$617.3	$386.4	$158.6	$22.8	$629.2	$266.0
Unit-based compensation	6.5	9.6	25.7	26.8	6.5	9.6	25.7	26.8
Loss on long-lived assets, net	2.6	175.9	4.8	186.9	2.6	247.6	4.8	311.9
Gain on acquisition	—	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)
Earnings from unconsolidated affiliates, net	(1.1)	(3.2)	(135.2)	(12.2)	(1.1)	(3.2)	(135.2)	(12.2)
Adjusted EBITDA from unconsolidated affiliates, net	2.4	5.7	8.6	24.2	2.4	5.7	8.6	24.2
Change in fair value of commodity inventory-related derivative contracts	27.3	(5.4)	26.8	(4.6)	27.3	(5.4)	26.8	(4.6)
Significant transaction and environmental related costs and other items	9.6	9.1	17.2	29.6	1.4	9.1	9.0	29.6
Adjusted EBITDA	$196.7	$209.3	$565.2	$561.8	$197.7	$210.9	$568.9	$566.4

	Crestwood Equity				Crestwood Midstream
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net cash provided by operating activities	$111.4	$25.3	$378.5	$277.3	$120.9	$26.9	$391.5	$282.1
Net changes in operating assets and liabilities	(9.1)	129.9	(30.5)	123.9	(9.2)	129.8	(31.2)	123.9
Amortization of debt-related deferred costs and fair value adjustment	(0.9)	(0.5)	(2.5)	(1.7)	(0.9)	(0.5)	(2.5)	(1.7)
Interest and debt expense, net	56.9	47.6	167.9	123.8	56.9	47.6	167.9	123.8
Unit-based compensation	(6.5)	(9.6)	(25.7)	(26.8)	(6.5)	(9.6)	(25.7)	(26.8)
Loss on long-lived assets, net	(2.6)	(175.9)	(4.8)	(186.9)	(2.6)	(247.6)	(4.8)	(311.9)
Gain on acquisition	—	75.3	—	75.3	—	75.3	—	75.3
Earnings from unconsolidated affiliates, net, adjusted for cash distributions received	0.1	0.7	133.3	0.9	0.1	0.7	133.3	0.9
Deferred income taxes	0.1	(1.2)	0.1	(1.1)	(0.1)	(1.1)	(0.2)	(1.2)
Provision for income taxes	0.2	1.4	1.1	1.7	0.2	1.4	1.0	1.6
Other non-cash expense	(0.2)	(0.1)	(0.1)	—	(0.2)	(0.1)	(0.1)	—
EBITDA	$149.4	$92.9	$617.3	$386.4	$158.6	$22.8	$629.2	$266.0
Unit-based compensation	6.5	9.6	25.7	26.8	6.5	9.6	25.7	26.8
Loss on long-lived assets, net	2.6	175.9	4.8	186.9	2.6	247.6	4.8	311.9
Gain on acquisition	—	(75.3)	—	(75.3)	—	(75.3)	—	(75.3)
Earnings from unconsolidated affiliates, net	(1.1)	(3.2)	(135.2)	(12.2)	(1.1)	(3.2)	(135.2)	(12.2)
Adjusted EBITDA from unconsolidated affiliates, net	2.4	5.7	8.6	24.2	2.4	5.7	8.6	24.2
Change in fair value of commodity inventory-related derivative contracts	27.3	(5.4)	26.8	(4.6)	27.3	(5.4)	26.8	(4.6)
Significant transaction and environmental related costs and other items	9.6	9.1	17.2	29.6	1.4	9.1	9.0	29.6
Adjusted EBITDA	$196.7	$209.3	$565.2	$561.8	$197.7	$210.9	$568.9	$566.4

Segment Results

The following tables and discussion are a summary of EBITDA by segment for the three and nine months ended September 30, 2023 compared to the same periods in 2022 (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$262.8	$123.0	$753.6	$272.6	$177.4	$1,116.0
Intersegment revenues	70.9	52.5	(123.4)	142.2	137.8	(280.0)
Costs of product/services sold	158.4	121.1	622.1	230.2	249.6	807.0
Operations and maintenance expenses	29.9	14.9	12.1	27.4	14.3	13.3
Loss on long-lived assets, net	—	—	(2.6)	—	(247.6)	—
Gain on acquisition	—	—	—	—	75.3	—
Earnings from unconsolidated affiliates, net	—	1.1	—	—	2.0	1.2
Crestwood Midstream EBITDA	$145.4	$40.6	$(6.6)	$157.2	$(119.0)	$16.9
Gain on long-lived assets	—	—	—	—	71.7	—
Crestwood Equity EBITDA	$145.4	$40.6	$(6.6)	$157.2	$(47.3)	$16.9

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Gathering and Processing North	Gathering and Processing South	Storage and Logistics	Gathering and Processing North	Gathering and Processing South	Storage and Logistics
Revenues	$717.1	$373.3	$2,333.3	$787.2	$243.4	$3,567.2
Intersegment revenues	231.0	119.2	(350.2)	421.2	137.8	(559.0)
Costs of product/services sold	447.7	329.8	1,906.1	686.6	249.6	2,928.2
Operations and maintenance expenses	85.6	45.2	35.9	78.6	28.6	36.8
Gain (loss) on long-lived assets, net	0.1	(2.7)	(2.6)	—	(307.8)	(4.1)
Gain on acquisition	—	—	—	—	75.3	—
Earnings from unconsolidated affiliates, net	—	2.0	133.2	—	9.4	2.8
Crestwood Midstream EBITDA	$414.9	$116.8	$171.7	$443.2	$(120.1)	$41.9
Gain on long-lived assets(1)	—	—	—	—	125.0	—
Crestwood Equity EBITDA	$414.9	$116.8	$171.7	$443.2	$4.9	$41.9

(1)Represents the elimination of the loss on long-lived assets of approximately $53 million recorded by CMLP and the gain on long-lived assets of approximately $72 million recorded by CEQP related to the sale of our legacy assets in the Barnett Shale. For a further discussion of this transaction, see Item 1. Financial Statements, Note 3.

Gathering and Processing North

EBITDA for our gathering and processing north segment decreased by approximately $11.8 million and $28.3 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022. Our gathering and processing north segment’s revenues decreased by approximately $81.1 million and $260.3 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022, while our costs of product/services sold decreased by approximately $71.8 million and $238.9 million during those same periods. These decreases were primarily driven by declines in commodity prices experienced during 2023 compared to 2022.

During the three and nine months ended September 30, 2023, our Arrow operations experienced lower average commodity prices on natural gas, NGLs and crude oil it purchases and sells pursuant to its agreements, which decreased by more than 50%, 30% and 20%, respectively, compared to the same periods in 2022, and largely contributed to the decrease in our gathering and processing north segment’s revenues and costs of product/services sold period over period. We manage our company-wide oil, natural gas and NGL commodity exposures through price risk management activities conducted by our storage and logistics segment, which is further described under Storage and Logistics below. In addition, Arrow’s natural gas gathering and processing volumes both decreased by approximately 10% during the three and nine months ended September 30, 2023 compared to the same periods in 2022. These decreases were primarily due to downtime experienced by our producer customers related to maintenance and completion activity associated with new well connections and unusual weather conditions experienced at the end of 2022 and into early 2023.

During the three and nine months ended September 30, 2023, our Rough Rider operations also experienced a decrease in its revenues and costs of product/services sold compared to the same periods in 2022, which was partially offset by an increase in its natural gas gathering and processing volumes and its crude oil and water gathering volumes. During the nine months ended September 30, 2023, our Rough Rider operations experienced an increase in its natural gas gathering and processing volumes of approximately 10% and 6% respectively, compared to the same period in 2022 due to the full contribution from these operations during the nine months ended September 30, 2023. Our Rough Rider operations’ crude oil and water gathering volumes increased by approximately 71% and 28%, respectively, compared to the same period in 2022. These increases were due primarily to placing in service a three-product gathering system, increased activity from our producer customers related to new well connections and the full contribution from these operations during the nine months ended September 30, 2023.

Our gathering and processing north segment’s operations and maintenance expenses increased by approximately $2.5 million and $7.0 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to our Rough Rider operations acquired in conjunction with the merger with Oasis Midstream in February 2022.

Gathering and Processing South

EBITDA for CMLP’s gathering and processing south segment increased by approximately $159.6 million and $236.9 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022. CMLP’s gathering and processing south segment’s EBITDA during the nine months ended September 30, 2022 was impacted by the CPJV Acquisition as well as the divestitures of our operations in the Barnett and Marcellus Shales described below. For a further discussion of these transactions, see Item 1. Financial Statements, Note 3.

Our gathering and processing south segment’s revenues and costs of product/services sold decreased by approximately $139.7 million and $128.5 million, respectively, during the three months ended September 30, 2023 compared to the same period in 2022. These decreases were primarily driven by the divestiture of our Marcellus operations in late 2022 and by lower average commodity prices experienced by our gathering and processing south segment on its natural gas gathering agreements compared to the same period in 2022. During the three months ended September 30, 2023, our gathering and processing south segment’s operations and maintenance expenses were relatively flat compared to the same period in 2022.

Our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses increased by approximately $111.3 million, $80.2 million and $16.6 million, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022. These increases were primarily driven by the impact of the Sendero Acquisition and the CPJV Acquisition in July 2022, which increased our gathering and processing south segment’s revenues, costs of product/services sold and operations and maintenance expenses by approximately $175.0 million, $77.2 million, and $31.5 million, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022. In addition, during the nine months ended September 30, 2022, CMLP recognized a gain of approximately $75 million related to the CPJV Acquisition.

Partially offsetting the increases described above were the divestitures of our Barnett and Marcellus legacy, non-core operations during 2022, which decreased our gathering and processing south segment’s revenues and operations and maintenance expenses by approximately $68.6 million and $16.4 million, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022. In addition, during the nine months ended September 30, 2022, CMLP recorded a loss on long-lived assets related to the Barnett and Marcellus divestitures of approximately $53 million and $248 million, respectively.

Also impacting CMLP’s gathering and processing south segment’s EBITDA during the nine months ended September 30, 2022 was a loss on long-lived assets of approximately $7.0 million related to the sale of parts inventory related to our legacy Granite Wash operations.

CMLP’s gathering and processing south segment’s EBITDA was also impacted by a decrease in earnings from unconsolidated affiliates of approximately $0.9 million and $7.4 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to the consolidation of our Crestwood Permian equity investment as a result of acquiring the remaining 50% equity interest in Crestwood Permian in July 2022.

EBITDA for CEQP’s gathering and processing south segment increased by approximately $87.9 million and $111.9 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The change in CEQP’s gathering and processing south segment’s EBITDA period over period was due to the factors discussed above for CMLP. However, CEQP did not record a loss on long-lived assets during the nine months ended September 30, 2022 related to the divestiture of our Barnett operations due to historical impairments previously recorded by CEQP on Barnett’s long-lived assets. During the three months ended September 30, 2022, CEQP recorded a gain on the Barnett divestiture of approximately $72 million.

Storage and Logistics

EBITDA for our storage and logistics segment decreased by approximately $23.5 million during the three months ended September 30, 2023 compared to the same period in 2022, while our storage and logistics segment’s EBITDA increased by approximately $129.8 million during the nine months ended September 30, 2023 compared to the same period in 2022. Our storage and logistics segment’s EBITDA for the nine months ended September 30, 2023 was impacted by a $132 million increase to the equity earnings from our Tres Holdings equity method investment as a result of recording a gain on the sale of the equity method investment as further discussed below.

Our storage and logistics segment’s revenues decreased by $205.8 million and $1,025.1 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022, and our costs of product/services sold decreased by $184.9 million and $1,022.1 million during those same periods.

Our NGL marketing and logistics operations experienced a decrease in revenues of approximately $160.4 million and $681.3 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022, and a decrease in costs of product/services sold of approximately $137.1 million and $683.1 million during those same periods. These decreases were primarily driven by lower NGL prices during 2023 compared to 2022. Included in our costs of product/services sold was a loss of $18.0 million and a gain of $13.5 million during the three and nine months ended September 30, 2023, and a gain of $45.0 million and a loss of $6.3 million during the three and nine months ended September 30, 2022 related to our price risk management activities, which were also driven by the volatility in commodity prices described above.

Our crude oil and natural gas marketing operations experienced a decrease in its revenues of approximately $45.4 million and $343.7 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022, and a decrease in product costs of approximately $47.8 million and $339.1 million during those same periods. These decreases were primarily driven by lower crude oil purchases and sales as a result of decreases in commodity prices during 2023 compared to 2022.

During the three months ended September 30, 2023, our storage and logistics segment’s EBITDA was impacted by a loss on long-lived assets of approximately $2.6 million primarily related to the sale of our transportation assets in August 2023. Also impacting our storage and logistics segment’s EBITDA during the nine months ended September 30, 2022 was a loss on long-lived assets of approximately $4.1 million primarily due to the buyout of leases related to our exiting the crude oil railcar leasing business.

Our storage and logistics segment’s EBITDA was also impacted by a net increase in earnings from unconsolidated affiliates of approximately $130.4 million during the nine months ended September 30, 2023 compared to the same period in 2022. On April 3, 2023, we and Brookfield sold our respective interests in Tres Holdings to a subsidiary of Enbridge, Inc. We recorded a gain on the sale of approximately $132 million, which we reflected as an increase to the equity earnings from our Tres Holding equity method investment. For a further discussion of the sale of our Tres Holding equity investment, see Item 1. Financial Statements, Note 5.

Other EBITDA Results

General and Administrative Expenses. During the three and nine months ended September 30, 2023, our general and administrative expenses decreased compared to the same periods in 2022, primarily due to transactions costs incurred in connection with our strategic transactions executed during 2022.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense. During the three months ended September 30, 2023, CMLP’s and CEQP’s depreciation, amortization and accretion expense decreased by approximately $6.7 million compared to the same period in 2022, primarily due to the divestiture of our Marcellus operations in late 2022, partially offset by our acquisitions of Sendero and Crestwood Permian in July 2022. During the nine months ended September 30, 2023, CMLP’s depreciation, amortization and accretion expense decreased by approximately $5.5 million, primarily due to the divestitures of our legacy Barnett and Marcellus operations in 2022, partially offset by our acquisitions during 2022. During the nine months ended September 30, 2023, CEQP’s depreciation, amortization and accretion expense was relatively flat. For a further discussion of our acquisitions and divestitures during 2022, see Item 1. Financial Statements, Note 3.

Interest and Debt Expense, Net. During the three and nine months ended September 30, 2023, our interest and debt expense, net increased by approximately $9.3 million and $44.1 million compared to the same periods in 2022, primarily due to the 2031 Senior Notes issued in January 2023 and higher interest rates on borrowings under the CMLP Credit Facility during 2023 compared to 2022.

The following table provides a summary of our interest and debt expense, net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Credit facilities	$10.2	$12.8	$30.6	$21.5
Senior notes	46.1	35.2	136.4	102.4
Other, net	0.8	0.5	2.9	1.8
Gross interest and debt expense	57.1	48.5	169.9	125.7
Less: capitalized interest	0.2	0.9	2.0	1.9
Interest and debt expense, net	$56.9	$47.6	$167.9	$123.8

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

We pay quarterly cash distributions to our common unitholders within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. On October 12, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.655 per unit to our common unitholders with respect to the quarter ended September 30, 2023. In addition, the board of directors declared a special cash distribution of $0.003 per limited partner unit in conjunction with the Energy Transfer Merger. We also pay quarterly cash distributions to our preferred unitholders, and on October 12, 2023, the board of directors of our general partner declared a cash distribution of approximately $15 million with respect to the quarter ended September 30, 2023. In addition, the board of directors declared a special cash distribution of $0.0003 per preferred unit in conjunction with the Energy Transfer Merger. The cash distributions related to our common and preferred unitholders were paid on October 31, 2023 to common and preferred unitholders of record on October 23, 2023.

We pay quarterly cash distributions of approximately $10 million to Crestwood Niobrara’s non-controlling partner. In conjunction with the merger agreement we entered into with Energy Transfer in August 2023, the Crestwood Niobrara preferred units became currently redeemable and as a result, we reflected the Crestwood Niobrara preferred units at their Change of Control Redemption Price (as defined in the agreement ), which is equal to 105% of the liquidation value. During the three months ended September 30, 2023, we recorded an increase of approximately $22 million to net income attributable to non-controlling partner to reflect the Crestwood Niobrara preferred units at their maximum liquidation value.

As of September 30, 2023, we had $872.0 million of available capacity under the Crestwood Midstream credit facility, considering the most restrictive debt covenants in the credit agreement. As of September 30, 2023, we were in compliance with all of our debt covenants applicable to our credit facility and senior notes. See Item 1. Financial Statements, Note 8 for a description of the covenants related to our credit facility.

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

Cash Flows

The following table provides a summary of Crestwood Equity’s cash flows by category (in millions):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$378.5	$277.3
Net cash provided by (used in) investing activities	$21.4	$(517.2)
Net cash provided by (used in) financing activities	$(383.6)	$233.0

Operating Activities

Our cash flows from operating activities increased by approximately $101.2 million during the nine months ended September 30, 2023 compared to the same period in 2022. The net increase was primarily driven by our gathering and processing operations acquired in the Delaware Basin during 2022, partially offset by a reduction in operating cash flows from our Barnett and Marcellus operations which were divested during 2022. In addition, our general and administrative expenses decreased during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to transaction costs incurred in connection with our strategic transactions executed during 2022.

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

Our growth and reimbursable capital expenditures during the year increase the services we can provide to our customers and the operating efficiencies of our systems. Additional commitments or expenditures are made at the discretion of management, and any discontinuation of the construction of these projects could result in less future operating cash flows and earnings.

The following table summarizes our capital expenditures for the nine months ended September 30, 2023 (in millions):

Growth capital(1)	$130.9
Maintenance capital	21.9
Other(2)	11.2
Purchases of property, plant and equipment	$164.0

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
•Sendero Acquisition. In July 2022, we acquired Sendero for cash consideration of $631.2 million, net of cash acquired of approximately $28.5 million.
•CPJV Acquisition. In July 2022, we acquired First Reserve’s 50% equity interest in Crestwood Permian, which included cash consideration of approximately $5.9 million, net of cash acquired of approximately $149.4 million.
•Tres Holdings Divestiture. In April 2023, we sold our 50% equity interest in Tres Holdings for approximately $178.4 million.
•Transportation Assets Sale. In August 2023, we sold our transportation assets for approximately $8.0 million.

•Crude Oil Railcars Sale. In April 2022, we sold our crude oil railcars for approximately $24.7 million primarily as a result of the exit of our crude railcar operations.
•Barnett Divestiture. In July 2022, we sold our assets in the Barnett Shale for approximately $290 million, including working capital adjustments.

Investments in Unconsolidated Affiliates. Pursuant to our joint venture agreements with our respective equity investments, we periodically make contributions to our equity investments to fund their expansion projects and for other operating purposes. During the nine months ended September 30, 2023 and 2022, we contributed approximately $7.2 million and $90.2 million to our equity investments.

Financing Activities

The following equity and debt transactions impacted our financing activities during the nine months ended September 30, 2023 compared to the same period in 2022:

•During the nine months ended September 30, 2023, distributions to our partners increased by approximately $10.0 million compared to the same period in 2022, primarily due to an increase in common units outstanding as a result of the units issued in conjunction with our strategic transactions during 2022 as well as an increase in our distribution per limited partner unit from $0.625 per unit to $0.655 per unit beginning in the second quarter of 2022;
•During the nine months ended September 30, 2022, CEQP acquired 4.6 million CEQP common units from OMS Holdings LLC, a subsidiary of Chord for approximately $123.7 million;
•During the nine months ended September 30, 2022, payments under our finance leases increased primarily due to an option we exercised to purchase crude oil railcars under certain of our finance leases;
•During the nine months ended September 30, 2023, our taxes paid for unit-based compensation vesting increased by approximately $4.7 million compared to the same period in 2022, primarily due to higher vesting of unit-based compensation awards;
•During the nine months ended September 30, 2023, we received approximately $592.5 million from the issuance of the 2031 Senior Notes;
•During the nine months ended September 30, 2022, we borrowed amounts under the Crestwood Midstream credit facility to (i) fund cash consideration of approximately $631.2 million to acquire Sendero; (ii) fund approximately $5.9 million of cash consideration to acquire the remaining 50% equity interest in Crestwood Permian; (iii) fund $160.0 million of cash consideration paid in conjunction with the merger with Oasis Midstream; and (iv) to repay approximately $218.4 million outstanding under the credit facility acquired in conjunction with the merger with Oasis Midstream; and
• During the nine months ended September 30, 2023, our other debt-related transactions resulted in net repayments under our credit facilities of approximately $670.8 million compared to net repayments of approximately $243.7 million during the same period in 2022.

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

Summarized Combined Balance Sheet Information (in millions)

	September 30, 2023	December 31, 2022
Current assets	$580.7	$588.4
Current assets - affiliates	$1.3	$1.3
Property, plant and equipment, net	$3,779.2	$3,295.8
Non-current assets	$981.7	$1,012.9
Current liabilities	$445.8	$466.1
Current liabilities - affiliates	$2.8	$41.5
Long-term debt, less current portion	$3,302.5	$3,171.5
Non-current liabilities	$197.0	$147.6

Summarized Combined Statement of Operations Information (in millions)

Nine Months Ended September 30, 2023
Revenues	$3,370.5
Revenues - affiliates	$0.8
Cost of products/services sold	$2,670.5
Cost of products/services sold - affiliates	$13.8
Operations and maintenance expenses(1)	$152.0
General and administrative expenses(2)	$74.6
Operating income	$259.4
Net income	$90.3

(1)    We have operating agreements with certain of our affiliates pursuant to which we charge them operations and maintenance expenses in accordance with their respective agreements, and these charges are reflected as a reduction of operations and maintenance expenses in our consolidated statements of operations. During the nine months ended September 30, 2023, we charged $12.3 million to our affiliates under these agreements.
(2)    Includes $22.4 million of net general and administrative expenses that were charged by our affiliates to us.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our interest rate, commodity price, market and credit risks are discussed in our 2022 Annual Report on Form 10-K. There have been no material changes in those exposures from December 31, 2022 to September 30, 2023.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023, Crestwood Equity and Crestwood Midstream carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Crestwood Equity and Crestwood Midstream maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer of their General Partners, does not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Crestwood Equity’s and Crestwood Midstream’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer of their General Partners concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect Crestwood Equity’s or Crestwood Midstream’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2023, none of our directors of officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated as of May 31, 2021 among Con Edison Gas Pipeline and Storage Northeast, LLC, Crestwood Pipeline and Storage Northeast LLC, as the Sellers, Stagecoach Gas Services LLC as the Company, Kinder Morgan Operating LLC “A” as Buyer, Con Edison Transmission, Inc. (solely for the limited purposes set forth therein) and Crestwood Midstream Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 1, 2021)

2.2
Equity Purchase Agreement, dated as of May 25, 2022, by and among Sendero Midstream Partners, LP, Energy Capital Partners III, LP, Energy Capital Partners III-A, LP, Energy Capital Partners III-B (Sendero IP), LP, Energy Capital Partners III-C (Sendero IP), LP, Carlsbad Co-Invest, LP, ECP III (Sendero Co-Invest) Corp, Sendero Midstream Management, LLC, Sendero Midstream GP, LLC, Crestwood Midstream Partners LP, Crestwood Sendero GP LLC, and Crestwood Equity Partners LP (solely for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022)

2.3
Contribution Agreement, dated as of May 25, 2022, by and between FR XIII Crestwood Permian Basin Holdings LLC and Crestwood Equity Partners LP (incorporated by reference to Exhibit 2.2 to Crestwood Equity Partners LP’s Form 8-K filed on May 26, 2022)

2.4
Agreement and Plan of Merger, dated as of August 16, 2023, by and among Energy Transfer LP, Pachyderm Merger Sub LLC, Crestwood Equity Partners LP and, solely for the purposes set forth therein, LE GP, LLC. (incorporated by reference to Exhibit 2.1 to Crestwood Equity Partners LP’s Form 8-K, filed on August 16, 2023)

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

3.14
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

3.15
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.39 to Crestwood Midstream Partners LP's Form S-4/A filed on October 28, 2013)

3.16
Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP entered into and effective as of June 28, 2019 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 28, 2019)

3.17
Sixth Amended and Restated Agreement of Limited Partnership of Crestwood Equity Partners LP dated August 20, 2021 (incorporated by reference to Exhibit 3.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 20, 2021)

3.18
Second Amended and Restated Limited Liability Company Agreement of Crestwood Equity GP LLC dated August 20, 2021 (incorporated by reference to Exhibit 3.2 to Crestwood Equity Partners LP’s Form 8-K on August 20, 2021)

10.1
Employment Agreement between Jeffrey C. Cathey and Crestwood Operations LLC, dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on June 29, 2023)

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC effective as of July 25, 2023 (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on July 27, 2023)

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Crestwood Equity Partners LP’s Form 8-K filed on August 16, 2023)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Equity Partners LP

*31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended - Crestwood Midstream Partners LP

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Equity Partners LP

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Crestwood Midstream Partners LP

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESTWOOD EQUITY PARTNERS LP
		By:	CRESTWOOD EQUITY GP LLC
(its general partner)

Date:	November 2, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	November 2, 2023	By:	/s/ JOHN BLACK
John Black
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)